Form 10-Q
period 1994-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1994-05-11
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended March 31, 1994


Commission File No. 2-40764


Kansas City Life Insurance Company
3520 Broadway
Kansas City, Missouri   64111-2565

Phone:  (816) 753-7000

IRS Number:  44-0308260

Incorporated in State of Missouri



The Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.

                Class:                  Outstanding at May 4, 1994
Common Stock, $2.50 par value            6,148,472 shares





Kansas City Life Insurance Company
Quarter ended March 31, 1994

Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

Kansas City Life's operating earnings, which excludes realized gains and a nonrecurring expense relating to the adoption of a new accounting guideline, totaled $1.46 per share an increase of 22 percent versus 1993's $1.20 per share. This increase is largely attributable to improvements in the margin spreads on interest sensitive products and continued containment of home office operating expenses.

The Company's net income equaled $1.39 per share, down 16 percent versus the prior year. Net income declined largely due to a decrease in realized gains, which fell $2.6 million from 1993, and a $1.5 million nonrecurring expense.


Sales

Consolidated annualized premiums from new business dropped 21 percent in the first quarter. In 1993, the Company took several steps to reinvigorate its sales. These steps included terminating marginal or unprofitable agencies totaling 18 percent of the agency force. Also during 1993 the Company conducted a nationwide search to fill its Senior Marketing Officer position. In mid-February, 1994, the Company hired Jack D. Hayes to lead the marketing effort. Sales comparisons with 1993 should im prove as the year progresses.


Insurance Revenues

Total insurance revenues grew 5 percent in the first quarter. Traditional life insurance premiums were up 5 percent as were contract charges on interest sensitive products. Accident and health premiums increased 9 percent largely in the group stop loss and dental lines.


Investment Revenues

Net investment income increased 1 percent in the first quarter. Realized gains from investments dropped $2.6 million compared with 1993. Interest rates rose during 1994's first quarter, thus slowing the calls that were taking place in 1993.


Benefits

Total benefits were flat compared to the first quarter of 1993. Claim payments and reserve increases were 112 percent of insurance revenues, down from 118 percent a year ago. Death benefits increased 9 percent versus 1993 but mortality continued be tter than that assumed in our reserving assumptions. Surrenders of traditional life insurance increased 3 percent and other benefits, which are mainly group accident and health payments, increased 5 percent. This increase is consistent with the pre mium growth in these products.

The Company continually monitors both the financial markets and the insurance industry in order to offer products with competitive interest rates. Given the historic drop in interest rates over the past two years, the Company lowered the crediting r ates on its interest sensitive products. This reduction in crediting rates contributed to improved operating earnings.


Other Expenses

Programs designed to achieve operational efficiencies among the companies are reflected in the 1 percent increase in home office operating expenses. The Company continues to focus on expense control and reductions where possible. During the first q uarter of 1994, the Company completed the conversion of an affiliate's accounting system to the corporate accounting system allowing improved consistency and reporting. Additionally, the Company continues to move toward one administrative sy stem across all of its affiliates.


Liquidity and Capital Resources

Statements made in the Company's 1993 Annual Report to Stockholders remain pertinent.

Total funds provided from operations totaled $20.2 million. Funds from all sources totaled nearly $275 million. This is a 14 percent decrease versus 1993 due in large measure to the decrease in securities calls.

The Company's short-term investments totaled $84.8 million at March 31, 1994, down $54.6 million from year end. Short-term borrowings in repurchase agreements equaled $10.1 million at March 31, 1994.

The Company's assets totaled $2.7 billion at March 31, an annualized growth rate of 2 percent. Book value per share equaled $60.12, a 10 percent annualized decrease from year end primarily due to an accounting change which effected the investments' carrying value, as discussed below.


New Accounting Guidelines

The Company adopted two new Financial Accounting Standards Board Statements
(FASB) effective January 1, 1994, Statement No. 112, "Employers' Accounting for Postemployment Benefits" and Statement No. 115, "Accounting for Certain Investments in Debt an d Equity Securities."

FASB Statement No. 112 generally requires the establishment of an accrued liability for benefits provided to former or inactive employees after employment but before retirement. This accounting change resulted in the immediate recognition of a $1.5 million obligation net of applicable income taxes reported as a nonrecurring expense. This new accounting treatment is expected to have a minimal impact on current year operating earnings. FASB 112 prohibits the restatement of prior year financial s tatements.

FASB Statement No. 115 generally replaces the historical cost accounting approach for certain debt securities with market value accounting. This Statement requires debt and equity securities to be classified into one of three separate categorie s, each of which requires different accounting treatments. "Held to maturity" securities will be reported at amortized cost while "trading" and "available for sale" securities will be reported at market value. The changes in the market value of available for sale securities flow through equity, net of applicable taxes and acquisition cost effects. The changes in trading securities' market value flow through earnings. FASB 115 made no changes to the carrying value of policy liabilities, whi ch are reported at historical values. This Statement prohibits the restatement of previously issued financial statements.

The Company classified approximately one-fourth of its debt and equity securities as held to maturity and reports them on the balance sheet at their amortized cost. The remaining three-fourths of its securities are classified as available for sale.

Effective with the adoption of this Statement, on January 1, 1994, securities classified as available for sale had an estimated unrealized gain of $28.5 million, net of deferred acquisition costs and taxes. At March 31, 1994, the Company had a decli ne of $30.9 million in the market value of these securities, creating an unrealized loss of $2.4 million, net of applicable deferred acquisition costs and taxes. This unrealized loss significantly contributed to the decline in stockholders' equity. Stockholders' equity is expected to have substantial volatility in the future, both positively and negatively, as a result of interest rate fluctuations.

Excluding unrealized gains and losses in both periods, book value per share would have risen 7 percent on an annualized basis.


Part II:  Other Information
Item 1.  Legal Proceedings

On April 8, 1994, a jury in a District Court of Woods County, Oklahoma, proceeding which was instituted March 16, 1992, returned a verdict against the Company, assessing (a) $25,000 of compensatory damages, (b) $500,000 of actual damages and (c) $10, 000,000 of punitive damages. The case, Nita Charlene Pelter Cox and Verna Leanne Pelter Graybill, Personal Representatives of the Estate of Leora Pearl Pelter, Deceased, Plaintiffs, vs. Kansas City Life Insurance Company and Billy D. Stearman, Defen dants, arose out of certain actions by one of the Company's agents. The agent had taken a beneficiary designation form, signed in blank by the policyowner, and subsequently named his wife as beneficiary for $25,000 of the $100,000 death benefit. Th e Company settled the death claim of the insured's death by paying $25,000 to the agent's wife (under her maiden name), with the balance of the proceeds to the policyowner/beneficiary. Upon learning of this misappropriation over a year after the dea th claim had been settled, the Company investigated the facts involved and tendered to the policyowner/beneficiary the $25,000 plus interest, within 90 days. At trial, Plaintiffs asserted the Company's tender of $25,000 plus interest in return for a release and the policyowner/beneficiary's agreement to testify against the agent in any criminal indictment was oppressive and in bad faith. The Company firmly believes that it committed no wrong in its handling of this matter, and plans to appeal the trial court verdict.

Item 4.  Result of Votes of Security Holders

On April 21, 1994, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, the following Directors were elected for a three year term:

Joseph R. Bixby
Robert Philip Bixby
Richard L. Finn
Warren J. Hunzicker, M.D.
Larry Winn, Jr.

The following Directors continued their term of office after this meeting:

Wood Arnold, II
Kathryn A. Bixby-Haddad
Walter E. Bixby
Ilus W. Davis
David D. Dysart
Webb R. Gilmore
Daryl D. Jensen
Francis P. Lemery
C. John Malacarne
Michael J. Ross

All of the above named Directors constitute the full Board of Kansas City Life Insurance Company.


Item 6

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY





Richard L. Finn
Senior Vice President, Finance




C. John Malacarne
Vice President, General Counsel and Secretary




John K. Koetting
Vice President and Controller


Date:  May 9, 1994

Kansas City Life Insurance Company
Quarter ended March 31, 1994
Exhibit
Quarterly Report to Stockholders



    Consolidated Balance Sheet
[MULTIPLIER]
    1,000
                                                   March 31  December 31
                                                     1994       1993
Assets
Securities Available for Sale, at Market           1,319,134          -
Securities Held to Maturity, at Amortized Cost       413,875          -
Fixed Maturities, at Amortized Cost                        -  1,524,387
Equity Securities, at Market                               -    120,686
Mortgages                                            281,493    296,243
Real Estate                                           52,789     51,987
Joint Ventures                                        21,194     20,385
Policy Loans                                          96,651     97,783
Short-Term                                            84,849    139,482
Total Investments                                  2,269,985  2,254,953
Deferred Acquisition Costs                           176,598    172,294
Other Assets                                         217,340    224,184
                                                   2,663,923  2,651,431



Liabilities and Equity
Future Policy Benefits                               660,577    654,911
Accumulated Contract Values                        1,394,116  1,378,543
Other Liabilities                                    239,363    239,020
                                                   2,294,056  2,272,474
Stockholders' Equity                                 369,867    378,957
                                                   2,663,923  2,651,431

Consolidated Income Statement
[MULTIPLIER]
1,000
                                                      Quarter ended
                                                        March 31
                                                     1994       1993
Revenues
Insurance Revenues:
Premiums:
Life Insurance                                        26,563     25,415
Accident and Health                                    8,155      7,504
Contract Charges                                      17,568     16,710
Investment Revenues:
Investment Income, net                                42,996     42,519
Realized Gains                                         1,569      4,172
Other                                                  2,538      2,543
Total Revenues                                        99,389     98,863

Benefits and Expenses
Policy Benefits:
Death Benefits                                        20,199     18,526
Surrenders of Life Insurance                           4,566      4,426
Other Benefits                                        12,830     12,223
Increase in Benefit and Contract Reserve              20,733     23,371
Amortization of Policy Acquisition Costs               7,142      7,174
Insurance Operating Expenses                          18,645     18,325
Interest Expense                                         311        307
Total Benefits and Expenses                           84,426     84,352
Pretax Income                                         14,963     14,511
Federal Income Taxes:
Current                                                6,471      5,355
Deferred                                              (1,506)      (997)
                                                       4,965      4,358
Income before Nonrecurring Item                        9,998     10,153
Postemployment Benefits, net                           1,482          -
Net Income                                             8,516     10,153


Per Common Share:
Income before Nonrecurring Item                         1.63       1.65
Postemployment Benefits, net                            0.24          -
Net Income                                              1.39       1.65

    Notes:
    * These financial statements are unaudited but, in management's opinion, include all adjustments nexessary for a fair presentation of the results.

    * Income per common share is based upon the weighted average number of shares outstanding during the period (6,148,105 - 1994 and 6,143,549 - 1993).

    CONSOLIDATED
    STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                             Quarter ended
                                               March  31
                                            1994        1993
Operating activities
Net cash provided                            20,229       8,646
Investing activities
Investments called or matured:
Decrease (increase) in short-term
investments, net                             54,621     (28,119)
Securities available for sale                86,549           -
Securities held to maturity                  35,367           -
Fixed maturities                                  -     163,590
Equity securities                                 -       3,447
Mortgage loans                               14,033      11,751
Other                                           337          52
Decrease in policy loans, net                 1,132         679
Investments sold:
Securities available for sale                15,965           -
Fixed maturities                                  -      67,076
Equity securities                                 -      10,203
Other                                           229       1,239
Investments made:
Securities available for sale              (243,512)          -
Fixed maturities                                  -    (257,267)
Equity securities                                 -      (6,640)
Other                                        (1,847)     (2,798)
Other, net                                   (1,243)        462
Net cash used                               (38,369)    (36,325)
Financing activities
Policyowner contract deposits                44,696      50,706
Withdrawals of policyowner
contract deposits                           (30,262)    (24,244)
Dividends paid to stockholders               (2,090)     (2,088)
Other, net                                     (374)        208
Net cash provided                            11,970      24,582
Decrease in cash                             (6,170)     (3,097)

[TEXT]
Message from the President

Kansas City Life recorded a solid first quarter as operating earnings, which exclude realized gains and a nonrecurring charge related to a new accounting requirement, rose 21 percent from the previous year. Much of the increase was due to improved yield spreads on our interest sensitive products. Including realized gains and the nonrecurring charge of $1.5 million, net income declined 16 percent for the quarter to $1.39 per share.

In the first quarter, the Company implemented two new accounting requirements: SFAS No. 112, "Employers' Accounting for Postemployment Benefits" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 112 generally requires an accrual of the benefits available to former or inactive employees whose employment has ended before they were eligible to retire. This accounting change resulted in the immediate recognition of a transition liability of $1.5 million net of applicable income taxes, which was reported as a nonrecurring charge. The new accounting treatment is expected to have minimal impact on current year operating earnings.

SFAS No. 115 generally requires that certain fixed-income securities which were formerly carried on the balance sheet at amortized cost be stated at market value (net of income taxes and related effects on deferred acquisition costs). However, this treatment is not required for those fixed-income securities where the Company has the positive intent and ability to hold to maturity. As of the beginning of the quarter, the Company classified approximately 25 percent of its fixed-income securities as "held to maturity" and they continue to be carried at amortized cost. The balance is classified as "available for sale" and carried at market value. Changes in the market values are taken directly to stockholders' equity and are not reflected in the income statement. SFAS No. 115 made no changes to the carrying value of policy liabilities, which are still reported at historical values, or to equities, which continue to be carried at market value. The effect of the rise in interest rates and these accounting changes was an unrealized loss for the quarter for those securities which were marked to market. This was reflected in stockholders' equity, and contributed to a 10 percent annualized decline in reported book value to $60.12 a share. Further volatility in stockholders' equity can be expected in the future as interest rates fluctuate.

Marketing results were mixed as sales, in terms of annualized premiums, declined 21 percent in the first quarter. As mentioned in our Fourth Quarter Report and the 1993 Annual Report, our new marketing officer is Jack Hayes, who assumed his duties midway through the quarter. We anticipate improved marketing results as the year progresses.

On April 8, a jury in Alva, Oklahoma, awarded a judgment against Kansas City Life for $550,000 in actual and compensatory damages and $10 million in punitive damages. The case arose out of actions of a former agent who was alleged to have fraudulently converted $25,000 of death benefits on a Company life insurance policy. When the Company was informed of the agent's actions, we investigated the allegations, terminated the agent, and restored the $25,000 to the beneficiary with interest. The Company feels strongly that the verdict is unwarranted and that the amount of the damages awarded is clearly excessive. Kansas City Life will vigorously seek a reversal of the judgment. No liability has been established in these financial statements for this judgment.

A quarterly dividend of $.34 a share will be paid on May 23 to stockholders of record on May 9.