Form 10-Q
period 1994-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1994-08-09
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended June 30, 1994


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

Class:  Common Stock, $2.50 par value
Outstanding at August 4, 1994:  6,145,668 shares





Kansas City Life Insurance Company
Quarter ended June 30, 1994

Part I


Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

Kansas City Life's earnings per share totaled $1.76 and $3.15 for the second quarter and six months, respectively, reflecting a 19 percent decline for the quarter and an 18 percent decline for the six months compared with 1993. However, as mentioned in the first quarter report, two factors must be considered for a meaningful comparison between the two years. First, the 1994 results reflect a $1.5 million net nonrecurring expense for postemployment benefits, in accordance with SFAS No. 112. Second, realized gains from investments continue to slow compared with 1993. These gains totaled $3.9 million for the first half of 1994, a decrease of $6.3 million versus 1993. Thus, excluding both the nonrecurring expense and realized gains, earnings per share totaled $1.53 for the second quarter, down just 1 percent, and $2.99 for the six months, a 9 percent increase. The second quarter results were dampened by increased benefit and surrender payments and are compared to 1993's best quarter.

Sales

Consolidated annualized premiums from new business declined 18 percent for the second quarter and 19 percent for the six months. Universal life sales were down 20 and 24 percent for the quarter and six months, respectively. In addition, our sales on flexible annuities were down 13 percent in the quarter and 15 percent in the six months. This sales decline is somewhat anticipated as the Company is in the midst of restructuring its marketing department and its marketing strategies. Additionally, all three operating companies have eliminated less profitable agents over the past year. While we believe that these steps will improve our future sales and marketing efforts, current sales have suffered.

Insurance Revenues

Total insurance revenues grew 8 percent for the second quarter and 7 percent for the six months. Traditional life insurance premiums grew 11 percent in the quarter and 8 percent in the first half while accident and health premiums, largely composed of group products, increased 7 percent and 8 percent for the same periods. Contract charges on our interest sensitive products rose 4 percent for the quarter and 5 percent for the six months.

Investment Revenues

Net investment income increased 6 percent in the second quarter and 3 percent in the first half. Realized gains from investments dropped $3.7 million for the second quarter and $6.3 million for the six months versus last year. As was the case in the first quarter, the continued gradual rise in interest rates has significantly reduced the volume of security calls compared with 1993. This differential is expected to widen during the second half of 1994. Total investment income, including realized gains, declined 3 percent for the quarter and 4 percent for the first half.

Benefits

Total benefits were up 9 percent in the quarter and 4 percent for the six months. Benefit payments and reserve increases were 113 percent of insurance revenues for the second quarter, up from 112 percent last year. Death benefits increased 21 percent for the quarter and 15 percent for the six months. Surrenders of traditional life insurance increased 31 percent for the second quarter and 16 percent for the first half.

As mentioned in the first quarter's report, the Company lowered the crediting rates on its interest sensitive products at the start of the year to reflect current market conditions.

Other Expenses

As part of the general corporate strategy, Kansas City Life focuses on expense reduction and containment as one means of improving our competitive position. Over the past several years the Company has been successful in completing several programs designed to improve operational efficiencies, such as the consolidation of its three operating companies' accounting and administrative systems. These successes have allowed us to keep our operating expenses at or below the level of inflation the past several years and to make significant staffing reductions. Home office operating expenses increased just 3 percent for the first six months of 1994. The Company has several ongoing programs that enable us to monitor and keep expenses under control. However, these programs should not sacrifice the high quality of service we provide our policyholders and agents. Toward this end, the Company started a new program, the Quality Service Initiative (QSI), in the second quarter, designed to monitor and enhance service to our customers.

Liquidity and Capital Resources

Statements made in the Company's 1993 Annual Report to Stockholders remain pertinent.

Funds provided from operations totaled $20.8 million. Funds from all sources totaled $452.2 million, approximately 40 percent less than 1993 largely due to decreased securities calls.

The Company's short-term investments equaled $83.1 million at June 30, 1994, a decrease of $56.3 million from year end. Short-term borrowings in repurchase agreements totaled $10.0 million at June 30, 1994.

The Company's assets totaled $2.7 billion at June 30. Book value per share equaled $58.04, a 12 percent annualized decrease from year end and the return on equity was 10.54 percent. However, comparisons with prior year data are obscured due to the adoption, on January 1, 1994, of SFAS No. 115. This accounting change requires investments to be classified as held to maturity, trading or available for sale. Those investments classified as trading or available for sale are to be reflected at current market values, which may generate unrealized gains and losses. The unrealized gains and losses related to securities classified as available for sale are included in equity net of applicable taxes and related charges in deferred amortization costs. As of January 1, 1994, securities classified as available for sale had an estimated unrealized gain of $28.5 million, net of deferred acquisition costs and taxes. At June 30, 1994, the Company had a decline of $52.5 million in the market value of these securities, due largely to rising interest rates in the market, creating an unrealized loss of $24.0 million. This loss significantly contributes to the decline in stockholder's equity and hinders asset growth. Excluding these unrealized gains and losses in both periods, book value per share would have increased at an 8 percent annualized rate and assets would have risen at a 4 percent annualized rate.

At the second quarter board meeting the Board of Directors increased the quarterly dividend $.02 a share to $.36 a share, a 6 percent increase.


Part II:  Other Information

This part, Other Information, was not applicable this quarter.

No Form 8-K was required to be filed during the quarter ended June 30, 1994.

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


KANSAS CITY LIFE INSURANCE COMPANY





Richard L. Finn
Senior Vice President, Finance




C. John Malacarne
Vice President, General Counsel and Secretary




John K. Koetting
Vice President and Controller


Date:  August 4, 1994

Consolidated Balance Sheet
[MULTIPLIER]
1,000
                                               June 30       December 31
                                                1994            1993
Assets
Investments:
Securities available for sale,at market        1,308,893              0
Securities held to maturity,at amortized cost    411,496              0
Fixed maturities, at amortized cost                    0      1,524,387
Equity securities, at market                           0        120,686
Mortgage loans                                   273,432        296,243
Real estate, net                                  52,936         51,987
Real estate joint ventures                        21,558         20,385
Policy loans                                      95,707         97,783
Short-term                                        83,140        139,482
Other                                                  0          4,000
                                               2,247,162      2,254,953
Deferred acquisition costs                       183,462        172,294
Other assets                                     224,351        224,183
                                               2,654,975      2,651,430

Liabilities and equity
Future policy benefits                           663,371        654,911
Accumulated contract values                    1,414,174      1,378,543
Other liabilities                                220,231        239,019
Total liabilities                              2,297,776      2,272,473

Stockholders' equity                             357,199        378,957
                                               2,654,975      2,651,430

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6149869 - 1994 and 6146058 - 1993).

* Certain amounts from the prior year's financial statements have been reclassified to conform with current year presentation.

Consolidated Income Statement
[MULTIPLIER]
1,000
                                              Quarter ended   Six Months ended
                                                  June 30        June 30
                                              1994     1993     1994     1993
Revenues
Insurance revenues:
Premiums:
Life insurance                              26,226   23,585   52,789   49,000
Accident and health                          7,931    7,389   16,086   14,893
Contract charges                            17,347   16,643   34,915   33,353
Investment revenues:
Investment income, net                      42,843   40,575   84,928   82,524
Realized gains                               2,314    6,023    3,883   10,195
Other                                        2,271    2,077    4,809    4,620
Total revenues                              98,932   96,292  197,410  194,585

Benefits and expenses
Policy benefits:
Death benefits                              19,606   16,187   39,805   34,713
Surrenders of life insurance                 4,877    3,713    9,443    8,139
Other benefits                              14,454   12,710   27,284   24,933
Increase in benefit and contract reserve    19,300   20,607   40,033   43,978
Amortization of policy acquisition costs     7,080    6,159   14,222   13,333
Insurance operating expenses                17,893   17,328   35,627   35,083
Interest expense                               103      292      414      599
Total benefits and expenses                 83,313   76,996  166,828  160,778

Pretax income                               15,619   19,296   30,582   33,807
Federal income taxes:
Current                                      6,201    8,731   12,672   14,086
Deferred                                    (1,467)  (2,841)  (2,973)  (3,838)
                                             4,734    5,890    9,699   10,248

Income before nonrecurring item             10,885   13,406   20,883   23,559
Postemployment benefits, net                     0        0    1,482        0

Net income                                  10,885   13,406   19,401   23,559

Per common share
Income before nonrecurring item               1.76     2.18     3.39     3.83
Postemployment benefits, net                     0        0     0.24        0
Net income                                    1.76     2.18     3.15     3.83

CONSOLIDATED STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                                       Six Months ended
                                                           June 30
                                                     1994           1993
Operating activities
Net cash provided                                    20,758         17,299
Investing activities
Investments called or matured:
Decrease (increase) in short-term investments, net   56,305       (130,190)
Securities available for sale                       172,639              -
Securities held to maturity                          55,740              -
Fixed maturities                                          -        445,563
Equity securities                                         -          6,951
Mortgage loans                                       24,010         20,759
Other                                                   574          1,675
Investments sold:
Securities available for sale                        29,982              -
Fixed maturities                                          -        132,992
Equity securities                                         -         13,756
Other                                                   214          2,479
Investments made:
Securities available for sale                      (362,537)             -
Securities held to maturity                         (21,210)             -
Fixed maturities                                          -       (530,646)
Equity securities                                         -        (13,536)
Real estate                                          (1,232)        (5,167)
Real estate joint ventures                           (1,201)        (5,369)
Other                                                (2,278)          (176)
Decrease in policy loans, net                         2,075          1,063
Other, net                                           (2,195)        (1,337)
Net cash used                                       (49,114)       (61,183)
Financing activities
Policyowner contract deposits                        89,860         99,847
Withdrawals of policyowner contract deposits        (56,005)       (45,260)
Dividends paid to stockholders                       (4,180)        (4,178)
Other, net                                              (53)           143
Net cash provided                                    29,622         50,552
Increase in cash                                      1,266          6,668

[TEXT]
Message from the President

Operating income per share rose 9 percent in the first half of the year. Most of the earnings increase was due to improved interest margins. Operating income per share for the second quarter was slightly better than that of the first quarter. However, earnings declined 1 percent compared to 1993's second quarter, that year's strongest quarter. Taking into account reduced investment gains this year and a nonrecurring charge in the first quarter, net income equaled $3.15 a share, an 18 percent decline from a year ago.

Sales results continue to trail last year as new annualized premiums declined 19 percent. Our new marketing director, who was hired in February, is in the midst of reorganizing and restructuring our marketing effort. Additionally, less profitable agents have been pared over the past year at all three of our insurance companies. While these actions have restrained sales this year, we believe sales and earnings will be enhanced in the future.

Premiums reported in the enclosed financial statement rose 8 percent above a year ago while contract charges assessed against our interest sensitive products' policy values increased 5 percent.

Realized investment gains declined markedly this year as calls on our securities portfolio subsided due to rising interest rates. Net investment income rose 3 percent in the first half and 6 percent in the second quarter. Interest margins widened as crediting rates were lowered early in the year on our interest sensitive policies.

We adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1 of this year. Three-quarters of our securities portfolio is classified as available-for-sale and is reported at market value. The remainder of our portfolio is designated as held-to-maturity and is reported at amortized cost. Due to the rise in interest rates so far this year, we reflected a $24.0 million unrealized loss at June 30, net of taxes and related deferred acquisition cost adjustme nts. Thus book value per share declined from $61.68 at the beginning of the year to $58.04 at June 30. Without the adoption of SFAS No. 115, book value per share would have increased at an annualized rate of 8 percent. Continued volatility in stockholders' equity may be expected in the future as interest rates fluctuate in the marketplace. These unrealized gains or losses are only "paper" valuations with little relationship to the future earnings power of Kansas City Life.

The Board of Directors increased the quarterly dividend by $.02 a share to $.36 a share. This quarter's dividend will be paid on August 22 to stockholders of record on August 8.

The Kansas City Life family of companies has long prided itself on the service we provide to our policyowners and agents. In order to reinforce this commitment and to provide ever improved service and value to our customers, we are undertaking a quality enhancement program called Quality Service Initiative
(QSI). QSI emphasizes a long-term commitment to excellence, and when allied with our reengineering program, is expected to provide near-term benefits as well.