Form 10-Q
period 1994-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1994-11-03
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended September 30, 1994


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

        Yes    X                                                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.

Class:  Common Stock, $2.50 par value
Outstanding at November 1, 1994:  6,154,517  shares



Kansas City Life Insurance Company
Quarter ended September 30, 1994

Part I


Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

Kansas City Life's operating earnings per share rose 54 percent in the third quarter to $1.60 a share. Nine months operating earnings totaled $4.59 a share, a 21 percent improvement. This performance is largely due to improved interest spreads on our interest sensitive products, and continued control of our home office operating expenses.

Net income per share, due to a $1.5 million nonrecurring charge for postemployment benefits in the first quarter and a sharp decline in investment gains, declined 11 percent for the nine months but rose 3 percent for the quarter.

Sales

Change has been pervasive in our marketing operations in 1994. Our new marketing officer has rapidly made his imprint since his hiring eight short months ago. He has restructured Kansas City Life's marketing department while reducing its size and adding several key seasoned marketing professionals. The product mix is under review and new markets are being assessed. Our first decision is to enter the Asian-American market and the requisite sales professionals are being assembled. Additionally, we continue to trim out poorly producing or unprofitable sales agents. These dramatic changes have hurt current sales results. However we remain committed to long-term growth and financial strength for the benefit of our agents, policyholders and stockholders. We are willing therefore to suffer a pause in our sales growth in 1994 in order to build the marketing foundation we must have to be successful in the future.

New annualized premiums declined 8 percent in the third quarter, but this continued the trend of improved quarterly comparisons with last year. Additionally the third quarter's new annualized premiums were slightly above those of the second quarter. New annualized premiums were off 16 percent for the nine months.


Insurance Revenues

Total insurance revenues fell 2 percent for the third quarter but grew 4 percent for the nine months. Traditional life insurance and accident and health premiums, as reflected on the income statement, each are down 4 percent for the quarter, but both remained up for the nine months at 4 percent. Contract charges on our interest sensitive products rose 3 percent for the quarter and 4 percent for the nine months.

Investment Revenues

Net investment income increased 6 percent in the third quarter and 4 percent in the first nine months reflecting the increased market yields. Realized investment gains continue to fall compared with last year. Interest rates have gradually risen over the first nine months dramatically slowing the calls on our securities portfolio therefore reducing realized gains on a year-to-year comparison. For the third quarter these gains fell $4.8 million compared with last year, while year-to-date they are down $11.1 million versus 1993.

Benefits

Total benefits fell 1 percent in the third quarter but were up 2 percent for the year. This reflects some improvement compared with the first half as surrenders fell in the quarter and mortality results improved. Benefit payments and reserve increases, combined, were 114 percent of insurance revenues for the nine months versus 116 percent last year. Death benefits and surrenders of traditional life insurance were flat and down 9 percent for the quarter, respectively. As mentioned in previous reports, the Company lowered its crediting rates early in the year on its interest sensitive products to reflect current market conditions.

Other Expenses

The Company continues to restrain the growth of its home office operating expenses. During the third quarter, home office operating expenses fell 9 percent and are down 1 percent for the year.

Liquidity and Capital Resources

Statements made in the Company's 1993 Annual Report to Stockholders remain pertinent.

Funds provided from operations totaled $34.3 million. Funds from all sources totaled nearly $600 million, approximately half of the 1993 level, largely due to decreased securities calls.

The Company's short-term investments equaled $54.8 million at September 30, 1994, a decrease of $84.7 million from year end. The Company currently has no external borrowings.

Reported book value equaled $57.93 per share. However, the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1 of this year caused significant swings in the Company's reported assets and equity from last year end. Three-fourths of Kansas City Life's securities are considered to be available for sale, and are therefore carried at market value in these statements. Due to rising market yields, these securities' market value declined during the first nine months resulting in a $33.7 million unrealized loss at the end of the third quarter, net of related changes in deferred acquisition costs and Federal income taxes. Excluding unrealized gains or losses, book value rose at a 9 percent annualized rate for the nine months to $63.40 a share, and assets increased 5 percent. Since SFAS No. 115 does not permit corresponding policy liabilities to be valued at market, changes in reported stockholder's equity will likely be volatile in the future.

Kansas City Life will pay a quarterly dividend of $.36 a share, on November 21, to shareholders of record on November 7.

Part II:  Other Information

This part, Other Information, was not applicable this quarter.

No Form 8-K was required to be filed during the quarter ended September 30, 1994.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY



s/ Richard L. Finn
Richard L. Finn
Senior Vice President, Finance



s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



s/ John K. Koetting
John K. Koetting
Vice President and Controller


Date:  November 1, 1994

Consolidated
Balance Sheet
[MULTIPLIER]
1,000

                                    September 30     December 31
                                        1994           1993

Assets
Investments:
  Securities available for sale,
    at market                          1,358,224              0
  Securities held to maturity,
    at amortized cost                    404,971              0
  Fixed maturities, at
    amortized cost                             0      1,524,387
  Equity securities, at market                 0        120,686
  Mortgage loans                         269,377        296,243
  Real estate, net                        54,956         51,987
  Real estate joint ventures              25,443         20,385
  Policy loans                            95,746         97,783
  Short-term                              54,776        139,482
  Other                                        0          4,000
                                       2,263,493      2,254,953

Deferred acquisition costs               189,336        172,294
Other assets                             217,427        224,183

                                       2,670,256      2,651,430

Liabilities and equity
Future policy benefits                   667,812        654,911
Accumulated contract values            1,440,668      1,378,543
Other liabilities                        205,293        239,019
  Total liabilities                    2,313,773      2,272,473

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         11,516         10,597
  Unrealized gains (losses) on
    securities available for sale        (33,700)        13,501
  Retained earnings                      441,627        417,381
  Less treasury stock                    (86,081)       (85,643)
                                         356,483        378,957
                                       2,670,256      2,651,430

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6150042 - 1994 and 6147867 - 1993).

* Certain amounts from the prior year's financial statements have been reclassified to conform with current year presentation.

Consolidated
Income Statement
[MULTIPLIER]
1,000
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1994     1993     1994     1993

Revenues
Insurance revenues:
  Premiums:
    Life insurance                           25,222   26,312   78,011   75,312
    Accident and health                       7,395    7,719   23,481   22,612
  Contract charges                           17,130   16,659   52,045   50,012
Investment revenues:
  Investment income, net                     43,736   41,454  128,664  123,978
  Realized gains                              2,128    6,953    6,011   17,148
Other                                         2,725    2,269    7,534    6,889
    Total revenues                           98,336  101,366  295,746  295,951
Benefits and expenses
Policy benefits:
  Death benefits                             18,886   18,959   58,691   53,672
  Surrenders of life insurance                3,277    3,597   12,720   11,736
  Other benefits                             14,348   13,588   41,632   38,521
  Increase in benefit and contract reserve   22,362   23,481   62,395   67,459
Amortization of policy acquisition costs      6,215    4,968   20,437   18,301
Insurance operating expenses                 16,842   18,449   52,469   53,532
Interest expense                                 30      234      444      833
    Total benefits and expenses              81,960   83,276  248,788  244,054

Pretax income                                16,376   18,090   46,958   51,897
Federal income taxes:
  Current                                     4,487    8,103   17,160   22,189
  Deferred                                      651     (864)  (2,322)  (4,702)
                                              5,138    7,239   14,838   17,487

Income before nonrecurring item              11,238   10,851   32,120   34,410
Postemployment benefits, net                      0        0    1,481        0

Net income                                   11,238   10,851   30,639   34,410


Per common share
  Income before nonrecurring item              1.83     1.77     5.22     5.60
  Postemployment benefits, net                    0        0     0.24        0

  Net income                                   1.83     1.77     4.98     5.60

CONSOLIDATED
STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                                      Nine Months ended
                                                        September  30
                                                     1994           1993

 Operating activities
   Net cash provided                                  34,289         19,531

 Investing activities
 Investments called or matured:
   Decrease in short-term
     investments, net                                 84,641         12,217
   Securities available for sale                     206,668              -
   Securities held to maturity                        64,278              -
   Fixed maturities                                        -        628,109
   Equity securities                                       -         25,444
   Mortgage loans                                     30,057         32,861
   Other                                               1,475          4,951
 Investments sold:
   Securities available for sale                      32,003              -
   Fixed maturities                                        -        174,921
   Equity securities                                       -         25,379
   Other                                                 387          1,430
 Investments made:
   Securities available for sale                    (464,570)             -
   Securities held to maturity                       (21,533)             -
   Fixed maturities                                        -       (954,042)
   Equity securities                                       -        (28,835)
   Real estate                                        (1,308)        (5,672)
   Real estate joint ventures                         (5,465)        (5,574)
   Other                                              (5,242)          (176)
 Other, net                                             (299)          (614)
   Net cash used                                     (78,908)       (89,601)

 Financing activities
 Policyowner contract deposits                       135,697        143,362
 Withdrawals of policyowner
   contract deposits                                 (80,889)       (65,646)
 Repayment of borrowings                             (11,446)       (11,928)
 Dividends paid to stockholders                       (6,395)        (6,270)
 Other, net                                            1,264          2,259
   Net cash provided                                  38,231         61,777

 Decrease in cash                                     (6,388)        (8,293)

Message from the President

Kansas City Life's operating earnings were a record for the first nine months. Operating earnings, which exclude realized investment gains and nonrecurring items, equaled $4.59 a share for the nine months, 21 percent better than a year ago. The Company earned $1.60 a share in the third quarter, a 54 percent improvement. Calls on our securities portfolio subsided this year, thus realized investment gains are just a third of 1993's level. Net income per share, therefore, was $4.98 for the nine months, an 11 percent decline from last year. Third quarter's net income equaled $1.83 a share, a 3 percent increase.

The improved earnings arose primarily from widened interest spreads on our interest sensitive products. This should continue to benefit earnings comparisons in the fourth quarter. Investment income, reflecting rising market yields, rose 6 percent in the third quarter and 4 percent for the nine months. Additionally, home office operating expenses were restrained, declining 1 percent in the nine months, thus widening profit margins.

Our new marketing officer has taken a number of substantive steps to revitalize our marketing efforts in the eight months he has been with us. He has completed the process of assembling his management team, reducing the overall staffing in the marketing area while adding several seasoned marketing professionals. We are assessing our product mix and focusing on developing new markets as well, among them the Asian-American market. While we are laying the foundation for solid future sales growth , 1994's sales remain behind those of last year even though the third quarter's premiums were slightly ahead of those for the second quarter. Total insurance revenues, as reported in the accompanying income statement, declined 2 percent in the third quarter but rose 4 percent for the nine months.

Reported stockholders' equity per share equaled $57.93, having been reduced by $5.47 a share for unrealized losses on our securities which are classified as "available for sale." If these unrealized losses had been excluded, stockholders' equity per share would have been $63.40 a share, an annualized increase of 9 percent.

We will pay a regular quarterly dividend of $.36 a share on November 21 to stockholders of record on November 7. Kansas City Life has paid a dividend to its stockholders every year since 1908.

We hope that you are not only our stockholder, but also our policyholder as well. Please contact one of our agents should you have any questions or need additional protection.



W. E. Bixby