Form 10-Q/A
period 1994-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1995-01-11
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q-A NO.1


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended September 30, 1994

Commission File No. 2-40764


Kansas City Life Insurance Company
3520 Broadway
Kansas City, Missouri   64111-2565

Phone:  (816) 753-7000

IRS Number:  44-0308260

Incorporated in State of Missouri



The sole purpose of this amendment is to include the newly required Financial Data Schedule.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY



s/ John K. Koetting
John K. Koetting
Vice President and Controller


Date:  January 10, 1995

Item 6 Exhibits
Exhibit List
Exhibit 27 - Financial Data Schedule for September 30, 1994