Form 10-K
period 1994-12-31
KANSAS CITY LIFE INSURANCE CO
filed 1995-03-16
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended December 31, 1994
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the Transition Period from             to
Commission File Number 2-40764


                         KANSAS CITY LIFE INSURANCE COMPANY
               (Exact Name of Registrant as Specified in its Charter)


               Missouri                                        44-0308260
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                      Identification Number)


  3520 Broadway, Kansas City, Missouri                         64111-2565
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, including Area Code:         816-753-7000


            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange on
            Title of Each Class                   Which Registered

                   None                                 None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        None
                                  (Title of Class)


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No

     As of February 28, 1995, 6,163,293 shares of the Company's capital stock par value $2.50 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $89,079,557.


(Continued)
(Page 1 Continued)



Part II

                         Documents Incorporated by Reference

Item 5:  Market for Registrant's Common            Page 32 of Annual Report to
         Equity and Related Stockholder            Shareholders for the year
         Matters.                                  ended December 31, 1994.

Item 6:  Selected Financial Data.                  Page 1 of Annual Report to
                                                   Shareholders for the year
                                                   ended December 31, 1994.

Item 7:  Management's Discussion                   Pages 12 and 13 of Annual
         and Analysis of Financial                 Report to Shareholders for
         Condition and Results of                  the year ended December 31,
         Operations.                               1994.

Item 8:  Financial Statements and                  Pages 14 through 26 of Annual
         Supplementary Data.                       Report to Shareholders for
                                                   the year ended December 31,
                                                   1994.



Part IV

Index to Exhibits                                  Pages 18 and 19
                                       PART I

Item 1.  BUSINESS

      (a)  General Development of Business

      Kansas City Life Insurance Company ("Kansas City Life") was originally incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

      The Company offers a variety of individual life insurance and annuity policies as well as group life insurance. In 1994, 79% of the Company's statutory premium and deposit fund revenues were derived from individual life insurance and annuities, including a small amount of assumed life reinsurance, with the remainder derived from group insurance. Only non-participating individual life policies are offered. The Company's life insurance in force is distributed over all age groups,without an unusual concentration in either the over 65 or under 20 age groups.

      The Company is licensed to do business and operates in 46 states and the District of Columbia. It is not licensed in New York or some of the New England states. In 1994, the Company received $151,349,000 in direct statutory insurance premiums. The distribution of its direct statutory insurance premiums received in 1994 in those states from which the largest amount of its business was produced is set forth in the following table, excluding life reinsurance assumed and before deductions of life reinsurance ceded:

                                 1994 Direct Statutory             Percent of
                                   Premiums Received                 Total
                                    (000's omitted)

   Missouri                             $23,381                        15
   Texas                                 13,552                         9
   Florida                                9,802                         7
   Kansas                                 9,325                         6
   Colorado                               8,294                         6
   California                             8,233                         5
   Pennsylvania                           5,452                         4
   Arkansas                               4,670                         3
   Ohio                                   4,526                         3
   Wisconsin                              4,458                         3

                     TOTAL              $91,693                        61

      The Company's sales operations are conducted through general agencies. As of December 31, 1994, the Company was represented by 109 agencies, located throughout the jurisdictions in which the Company is licensed to do business.

      As of December 31, 1994, the Company was represented through its general agencies by 1,547 producing part and full time sales agents.

                                    Subsidiaries

      In February of 1974, the Company purchased the majority of the shares of Sunset Life Insurance Company of America ("Sunset"). In December, 1990, Sunset became a wholly owned subsidiary of the Company. Only non-participating policies are offered by Sunset. Sunset is licensed to do business and operates in 21 states.

      The distribution of its direct insurance premiums received in 1994 in those states from which the largest amount of its business was produced is set forth in the following table, excluding life reinsurance assumed and before deductions of life reinsurance ceded:
                                 1994 Direct Statutory             Percent of
                                   Premiums Received                 Total
                                    (000's omitted)

   California                           $13,130                        35
   Washington                             7,595                        21
   Hawaii                                 2,726                         7

                     TOTAL              $23,451                        63

      Sunset's life insurance in force is distributed over all age groups, without an unusual concentration in either the over 65 or under 20 age groups.

      In 1994, Sunset's statutory premium income (including directly written in-surance and assumed reinsurance) was almost entirely individual life insurance and annuities. Total statutory direct premiums for 1994 were $37,420,000.

      In October, 1991, the Company purchased 100% of the outstanding shares of Old American Insurance Company ("Old American"). Old American is licensed to do business and operates in 46 states and the District of Columbia.

      The distribution of its direct insurance premiums received in 1994 in those states from which the largest amount of its business was produced is set forth in the following table, excluding reinsurance assumed and before deductions of life reinsurance ceded:

                                 1994 Direct Statutory             Percent of
                                   Premiums Received                 Total
                                    (000's omitted)

   Missouri                             $ 9,103                         9
   Texas                                  5,914                         6
   Illinois                               5,779                         6
   Kansas                                 5,151                         5
   Tennessee                              4,967                         5
   California                             4,953                         5
   Kentucky                               4,669                         5
   Indiana                                3,689                         4
   Mississippi                            3,466                         4
   Florida                                3,417                         4

                     TOTAL              $51,108                        53

      Old American's business is distributed between whole life insurance and supplementary accident and health coverages. Of $96,394,000 of 1994 statutory premium income, 88% was individual life insurance. Life insurance is sold in small amounts, generally on a standard basis, and primarily to insureds ages 50 to 80 to cover funeral and other final expenses. Old American ceased offering its home health care product in 1993 due to adverse claim experience.

      (b)  Financial Information about Industry Segments

      The Company is only in the life insurance business and therefore, Paragraph (b) is deemed inapplicable.

      See Selected Financial Data of the Company for five years ended December 31, 1994 on Page 1 of the Company's Annual Report to Shareholders.

      (c)  Narrative Description of Business

      Universal life and flexible annuity products are the foundations for the Company's sales and marketing efforts. These efforts are enhanced by a full line of traditional and group life and disability products, and with the addi-tion, in 1991, of Old American's senior oriented sales and marketing efforts, the consolidated group of companies offer a wide variety of products that can be tailored to fit most consumer needs.

      New sales of universal life products accounted for 23% of consolidated new statutory premiums and deposit funds and 31% of total statutory premiums and deposit funds. New flexible annuity deposits totaled 46% of new statutory premiums and 20% of total statutory premiums. Group products totaled 9% of new statutory premiums and 12% of total statutory premiums. Old American does not sell universal life, flexible annuity deposits or group products. Sales from Old American totaled 12% of new premiums and 28% of total premiums. The Company is preparing to introduce a variable annuity and variable universal life insurance policy in late 1995.

      (i)  Principal Products

      The following table sets forth pertinent information concerning Kansas City Life Insurance Company and its subsidiaries for the past five years (in thousands of dollars except number of policies in force, lapse ratio and net investment yield.) Old American results are included for the last two months of 1991 and all of 1992, 1993 and 1994. On October 31, 1991, the purchase of Old American included 254,339 policies with a face value of insurance in force totaling $948,247,000, for an average of $3,728 per policy.

     1990               1991              1992            1993           1994

Life Insurance in Force at the Beginning of Each Year:

  $15,853,221        15,976,803        18,069,161      18,862,336     19,028,772

Life Insurance Written by Type of Policy at Face Amount:

Life and Endowment:

  $ 1,823,780         1,849,657         1,831,916       1,615,723      1,596,909

Term:

  $   521,882           580,123           578,771         519,304        821,046

Group:

  $   230,486           583,277           399,188         264,589        552,937

      (ii)  Status of Products

Terminations as Reported in the Statutory Annual Statement at Face Amount:

Death:

  $    48,563            59,873            89,006          84,685         93,994

Maturity:

  $     1,407             1,161             1,193           1,272          2,619

Conversion:

  $    44,090            66,588            59,144         110,453        147,408

Expiry:

  $    18,264            24,554            22,531          28,485         23,895
1990               1991              1992            1993           1994

Surrender:

  $   701,376         1,092,310           882,075       1,130,064      1,135,425

Lapse:

  $ 1,229,729         1,210,660         1,414,061       1,409,621      1,143,917

Insurance in Force at the End of the Year:

  $15,976,803        18,069,161        18,862,336      19,028,772     20,023,820

Reinsurance Ceded at the End of the Year:

  $   829,769         1,281,785         1,544,061       1,616,049      2,072,447

Number of Ordinary Policies in Force at the End of the Year:

      391,642           641,322           658,246         663,123        655,141

Average Face Amount per Ordinary Policy in Force:

  $    33,432            23,477            24,219          24,777         26,299

Ordinary Lapse Ratio:

        10.29%            11.40             11.60           11.30          11.11

Lapse ratio is defined as:

               Total Lapses and Surrenders of Ordinary Insurance divided by Average Ordinary Insurance in Force for the Year

Cash and Invested Assets:

  $ 1,786,917         2,009,541         2,158,250       2,266,726      2,258,669

Insurance Revenues:

Life and Accident and Health Premiums:

  $    52,009            61,163           125,290         129,929        134,220

Contract Charges: (arising from universal life-type contracts, including flexible annuities)

  $    50,880            57,143            63,202          66,900         69,607

Total Insurance Revenues:

  $   102,889           118,306           188,492         196,829        203,827

Net Investment Income:

  $   162,043           170,523           171,581         163,237        173,388

Net Investment Yield on a GAAP basis:

         9.53%             9.29              8.54            7.65           7.71
(iv) The Company does not have any material patents, licenses, franchises or concessions; however, the Company is licensed to do business in 46 states and the District of Columbia.

      (vi) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference from Pages 12 and 13 of the Annual Report to Shareholders for an analysis of operating performance and liquidity position.

      (x) An analysis of Best's Key Rating Guide, Life-Health Edition, 1994, discloses that as of December 31, 1993, through consolidation of its subsidiaries, the Company would rank among the 100 largest U. S. stock life companies when measured by total admitted assets. The Company is engaged in a highly competitive industry. It competes with over 1,800 legal reserve life insurance companies. The management of the companies believe that their policies and premium rates are generally competitive with those issued by other insurers.

      (xiii) As of December 31, 1994, Kansas City Life had 480 full time employees, not including its sales representatives and general agents. As of the same date, the Company was represented by approximately 1,547 producing full and part time sales representatives and general agents.

      Sunset Life Insurance Company of America had 136 full time employees and approximately 887 full and part time sales representatives as of December 31, 1994.

      Old American Insurance Company had 105 full time employees and approximately 1,328 full and part time sales representatives as of December 31, 1994.

      (d) Financial Information about Foreign and Domestic Operations and Export Sales

      The Company does not engage in material operations in foreign countries or derive a material portion of its revenue from customers in foreign countries.

Item 2.  PROPERTIES

      Kansas City Life's Home Office is located at 3520 Broadway, Kansas City, Missouri 64111-2565, in two five story buildings which are owned and wholly occupied by the Company. The main part of the complex was completed in 1924, with a substantial addition being completed in 1957. An adjacent structure of approximately 85,000 square feet was completed in 1985. The buildings are connected with both above and underground walkways, are of steel and concrete construction, are fully air-conditioned, and contain approximately 243,700 square feet of useable office space. As of December 31, 1994, the depreciated cost of these buildings and the surrounding eight acre tract of landscaped land owned by the Company was $8,743,000.

      Sunset's Home Office property is located at 3200 Capitol Boulevard, Olympia, Washington, 98501-3396. The main building is located on approximately
4.3 acres of land, is of reinforced concrete construction, one and one-half story in height, with approximately 25,000 square feet of usable space. In 1981, the subsidiary constructed a separate building of reinforced concrete of a similar design to the main office building. It is located adjacent to and connects to the main office building. It is a one-story structure with a full basement with a total of approximately 12,500 square feet. As of December 31, 1994, the depreciated cost of both of these buildings and the surrounding area of land was $1,141,000.

      Old American leased its Home Office facilities at 4900 Oak Street in Kansas City, Missouri. The lease has 15 years remaining. The building has a net rentable area of approximately 77,000 square feet and approximately 76,000 square feet of parking garage space. All of Old American's Home Office operations have been relocated in Kansas City Life's Home Office. Old American has subleased the 4900 Oak property and has two and one-half years remaining on the original sublease. The sublease agreement provides for an option to renew the lease term for five years under similar terms.

      In addition to the property owned for the purpose of carrying on the business of insurance, Kansas City Life and its subsidiaries also own property, or an interest therein, for investment purposes or as the result of mortgage foreclosures.

Item 3.  LEGAL PROCEEDINGS

      On April 8, 1994, a jury in the District Court of Woods County, Oklahoma returned a verdict against the Company assessing (a) $25,000 of compensatory damages, (b) $500,000 of actual damages and (c) $10,000,000 of punitive damages. In addition to the judgment against the Company, the jury awarded a separate verdict against Defendant Stearman for $1,000,000 actual damages and $20,000,000 in punitive damages. The case, Nita Charlene Pelter Cox and Verna Leanne Pelter Graybill, Personal Representatives of the Estate of Leora Pearl Pelter, Deceased, Plaintiffs, vs. Kansas City Life Insurance Company and Billy D. Stearman, Defendants, arose out of certain actions by one of the Company's agents. The agent Stearman had taken a beneficiary designation form, signed in blank by the policyowner, and subsequently named the agent's wife as beneficiary for $25,000 of the $100,000 death benefit. The Company settled the death claim on the insured's death by paying $25,000 to the agent's wife
(under her maiden name), with the balance of the proceeds to the policyowner/ beneficiary. Upon learning of this misappropriation over a year after the death claim had been settled, the Company investigated the facts and tendered to the policyowner/beneficiary the $25,000, plus interest, within 90 days. At trial, Plaintiffs asserted the Company's tender of $25,000, plus interest, in return for a release and the policyowner/beneficiary's agreement to testify against the agent in any criminal indictment was oppressive and in bad faith. The Company firmly believes that it committed no wrong in its handling of this matter, and has appealed the jury verdict and intends to pursue its appeal vigorously. The probability of a favorable or unfavorable outcome is difficult to assess. Appellate courts are generally not disposed to reverse jury verdicts. However, it is the Company's position that the trial court committed numerous errors in the conduct of the trial, determination of issues of evidence, rulings on dispositive motions, and instructing the jury. The most significant error raised on appeal is the court's submission of the case to the jury on the theory of intentional infliction of emotional distress based on evidence which failed to meet the burden of proof under Oklahoma law with respect to the conduct alleged against Kansas City Life, and with respect to the alleged resulting distress to Mrs. Pelter.

      In the ordinary course of operations the Company and its subsidiaries are engaged in routine litigation which often includes claims seeking punitive damages. Although recovery of such punitive damages is not probable in the opinion of counsel, the frequency of awards for punitive damages has increased in some jurisdictions. Management believes it is unlikely that the outcome of any pending litigation will have a material adverse effect on the Company's financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                       PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Incorporated by Reference.

Item 6.  SELECTED FINANCIAL DATA

      Incorporated by Reference.
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Incorporated by Reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated by Reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information, as of December 31, 1994, is provided with respect to each Director:

                                  Term as
                                  Director                            Served as
                                  Expires      Other Positions        Director
   Name of Director        Age    in April     with the Company         From

W. E. Bixby (1)(2)(3)       63      1995     Vice Chairman of the       1966
                                             Board and President

David D. Dysart             66      1995     None                       1972
(2)(3)(6)

Francis P. Lemery           55      1995     Senior Vice President      1985
(1)(2)(3)                                    and Actuary

Michael J. Ross             52      1995     None                       1972
(2)(3)(4)(5)(6)

Wood Arnold, II (6)         59      1995     None                       1980

Jack D. Hayes (3)           54    Nominee    Senior Vice President,      --
                                             Marketing

Kathryn A. Bixby-Haddad     45      1996     None                       1984
(6)

Daryl D. Jensen (6)         56      1996     None                       1978

Ilus W. Davis (4)(5)(6)     77      1996     None                       1985

Webb R. Gilmore (6)         50      1996     None                       1990

C. John Malacarne           53      1996     Vice President,            1991
(1)(2)                                       General Counsel
                                             and Secretary

J. R. Bixby (1)(2)          69      1997     Chairman of the Board      1957

Robert Philip Bixby         41      1997     Senior Vice President,     1985
(1)(2)                                       Operations

Larry Winn, Jr.             75      1997     None                       1985
(2)(4)(5)(6)

                                  Term as
                                  Director                            Served as
                                  Expires      Other Positions        Director
   Name of Director        Age    in April     with the Company         From

Richard L. Finn             53      1997     Senior Vice President,     1983
(1)(2)                                       Finance

Warren J. Hunzicker, M.D.   74      1997     None                       1989
(5)(6)

(1) See below with respect to the business experience of executive officers of the
      Company.

(2)   Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of share-holders to be held on April 20, 1995, will be elected for three year term ending in 1998.

(4)   Member of Audit Committee.

(5)   Member of Compensation Committee.

(6) Mr. Arnold has been President and Chief Executive Officer of Package Development Corporation since 1972. Mrs. Bixby-Haddad was elected Assistant Vice President of the Company in 1980 and served as Vice President, Compensation from 1981 until 1985. Mr. Davis is a partner in the law firm of Armstrong, Teasdale, Schlafly and Davis, is a former Mayor of Kansas City, Missouri, and also serves as a Director of Boatmen's Bancshares, Inc., St. Louis, Missouri. Mr. Dysart served as Executive Vice President from 1980 until he retired in January, 1987. Mr. Gilmore is a partner in the law firm of Gilmore & Bell. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen has been President of Sunset Life Insurance Company of America, a subsidiary of Registrant, since 1973. Mr. Malacarne was elected by the Board of Directors to fill an unexpired term in 1991. Mr. Ross has been President of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1971 and was elected Chairman of the Board in 1983. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

Joseph R. Bixby, 69          Chairman since 1972; President from 1964 until he
Chairman of the Board        retired in April, 1990; responsible for overall
corporate
                             policy.  Director of Sunset Life, a subsidiary.

W. E. Bixby, 63              Vice Chairman of the Board since 1974; elected
Vice Chairman of the         Executive Vice President in January, 1987 and
Board, President and CEO     President and CEO in April, 1990; primarily
                             responsible for the operation of the Company.
                             Chairman of the Board of Sunset Life and President and Chairman of the Board of Old American, subsidiaries.

Robert Philip Bixby, 41      Elected Assistant Secretary in 1979; Assistant Vice
Senior Vice President,       President in 1982; Vice President in 1984 and to
Operations                   present position in 1990; responsible for Customer
                             Services, Computer Services, Claims, New Business
                             Issue and Underwriting.
Name, Age and                               Business Experience
Position                                    During Past 5 Years

Richard L. Finn, 53          Elected Vice President in 1976; Financial Vice
Senior Vice President,       President in 1983 and to present position in 1984;
Finance                      chief financial officer and responsible for
                             investment of the Company's funds, accounting and taxes. Director, Vice President and Chief
                             Financial Officer of Old American, a subsidiary.

Jack D. Hayes, 54            Elected Senior Vice President, Marketing in
Senior Vice President,       February, 1994; responsible for Marketing,
Marketing                    Marketing Administration, Communications and Public
                             Relations.  Served as Executive Vice President and
                             Chief Marketing Officer of Fidelity Union Life,
                             Dallas, Texas, from June, 1981 to January, 1994.

Francis P. Lemery, 55        Elected Vice President in 1979; Vice President and
Senior Vice President        Actuary in 1980, and to present position in 1984;
Actuary                      responsible for Group Insurance Department,
                             Actuarial Services and State Compliance. Director of Sunset Life and Old American, subsidiaries.

Robert C. Miller, 48         Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,       Vice President and Auditor in 1987; and to present
Administrative Services      position in 1991.  Responsible for Human Resources
                             and Home Office building and maintenance.

Charles R. Duffy, Jr., 47    Elected to present position in November, 1989;
Vice President, Insur-       responsible for the Company's computer operations.
ance Administration          Senior Account Executive, Cybertek Corporation,
                             January, 1989 to November, 1989.  Director of Old
                             American, a subsidiary.

Michael P. Horton, 52        Elected to present position in July, 1984;
Vice President, Group        responsible for the Company's group insurance
                             operations.

John K. Koetting, 49         Elected Assistant Controller in 1975 and to present
Vice President and           position in 1980; chief accounting officer;
Controller                   responsible for all corporate accounting reports.
                             Director and Vice President and Controller of Old
                             American, a subsidiary.

C. John Malacarne, 53        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General Counsel
Counsel and Secretary        in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary and Stock Transfer Department. Director of Sunset Life and Director and Secretary of Old
                             American, subsidiaries.

Walter E. Bixby, III, 36     Elected Assistant Vice President, Electronic Sales
Vice President,              Support in 1985; Assistant Vice President,
Marketing Operations         Marketing Operations in 1989; Vice President,
                             Marketing in 1990; and to present position in 1992.
                             Director of Sunset Life and Old American, subsidiaries.

Ronald E. Hiatt, 58          Elected Assistant Treasurer in 1976 and to present
Treasurer                    position in 1983; responsible for cash management
                             and safeguarding of Company assets.
Name, Age and                               Business Experience
Position                                    During Past 5 Years

Daryl D. Jensen, 56          Vice President, 1968; Executive Vice President,
Vice Chairman of the         1970; President, 1973; elected to present position
Board and President,         in 1975.
Sunset Life Insurance
Company of America,
a subsidiary

Bret L. Benham, 35           Elected Assistant Vice President, Planning and
Vice President,              Research in August, 1991; Vice President, Research
Agency Marketing             Planning in May, 1993; and to present position in
                             June, 1994; responsible for directing the development and execution of marketing plans and programs and managing the agency force. Served as a Consultant with Tillinghast from 1987 to August, 1991.

      (d) Joseph R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board and President, are brothers. Kathryn A. Bixby-Haddad is the daughter of Joseph R. Bixby; Robert Philip Bixby and Walter E. Bixby, III are brothers and the sons of W. E. Bixby.

      (e)  See Business Experience During Past 5 Years above.

      (f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director, nominee or executive officer during the past five years.

Item 11.  EXECUTIVE COMPENSATION

      (a)  Compensation

      The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1994 for the fiscal years ending December 31, 1994, 1993 and 1992.
                             SUMMARY COMPENSATION TABLE

                             Annual Compensation
                                                                Other    All
                                                                Annual  Other
                                                                Compen- Compen-
                                                                sation  sation
Name and Principal Position          Year  Salary($)  Bonus($)     $       $

W. E. Bixby, Vice Chairman of the    1994   377,880   121,921    7,000   50,350
Board, President and CEO, Kansas     1993   356,460    71,692    7,000   47,360
City Life; Chairman of the Board,    1992   305,400    98,128    7,000   42,050
Sunset Life, and Chairman of the
Board and President, Old American,
subsidiaries.

R. L. Finn, Senior Vice President,   1994   184,140    43,672    5,000   20,778
Finance and Director, Kansas City    1993   174,120    22,145    5,000   19,611
Life; Director, Old American, a      1992   147,000    29,760    5,000   18,021
subsidiary.

F. P. Lemery, Senior Vice Presi-     1994   184,140    40,449    7,000   22,452
dent and Actuary and Director,       1993   174,120    22,165    7,000   19,508
Kansas City Life; Director,          1992   147,000    29,800    7,000   17,953
Sunset Life and Old American,
subsidiaries.

D. D. Jensen, Director, Kansas       1994   168,750    39,020    6,000   19,944
City Life; Vice Chairman of          1993   170,788    20,343    6,000   19,085
the Board and President, Sunset      1992   135,000    30,400    6,000   16,648
Life, a subsidiary.

R. P. Bixby, Senior Vice Presi-      1994   161,160    37,248    4,000   16,836
dent, Operations and Director,       1993   144,780     9,370    4,000   15,108
Kansas City Life.                    1992   104,820    22,884    4,000   12,254


                   ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

      The Company has an employee stock plan in the form of a profit sharing plan which is commonly referred to as a PAYSOP or ESOP. Directors and officers who are full time employees participate in the plan on the same basis as all other employees. The total amount contributed to the plan for the accounts of the named individuals for fiscal year 1992 are respectively as follows: W. E. Bixby, $1,492; R. L. Finn, $1,492; F. P. Lemery, $1,492; D. D. Jensen, $1,492;
R. P. Bixby, $1,492.  No contributions were made to the plan in 1993 or 1994.

      The Company has a contributory Internal Revenue Code Section 401(k) savings and investment plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 10% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to the employee contributions in the form of capital stock of the Company. The total amount contributed to the plan for the accounts of the named individuals for fiscal years 1992, 1993 and 1994 are respectively as follows: W. E. Bixby, $8,728, $8,994, $9,000; R. L. Finn, $7,350, $8,706, $9,000; F. P. Lemery, $7,350, $8,706, $9,000; D. D.
Jensen, $6,750, $8,537, $9,000; R. P. Bixby, $5,241, $7,239, $9,000.

      The Company has adopted a nonqualified deferred compensation plan for approximately 68 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 10% of their monthly salary and the Company contributes an equal amount. The amount contributed to the plan for fiscal years 1992, 1993 and 1994 respectively for the accounts of the named individuals are as follows: W. E. Bixby, $21,812, $26,652, $28,788;
R. L. Finn, $7,350, $8,706, $9,414; F. P. Lemery, $7,350, $8,706, $9,414; D. D.
Jensen, $6,750, $8,537, $7,875; R. P. Bixby, $5,241, $7,239, $7,116.

      The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for fiscal years 1992, 1993 and 1994 respectively are as follows: W. E. Bixby, $10,018, $11,714, $12,562;
R. L. Finn, $1,829, $2,199, $2,364; F. P. Lemery, $1,741, $2,096, $4,038; D. D.
Jensen $1,656, $2,010, $3,069; R. P. Bixby $280, $630, $720.

      (f)  Defined Benefit or Actuarial Plan Disclosure

                                 PENSION PLAN TABLE

      The following table illustrates the possible annual pension benefits upon completion of the indicated years of service with the five year average salary for all officers and employees. Benefits are calculated on a straight life annuity basis. The Social Security offset and benefit has been estimated.

Compensation                        Years of Service                        SS**

                      10           20           30           40

  $ 75,000         $ 18,750     $ 37,500     $ 52,500     $ 53,027*      $13,946
   100,000           25,000       50,000       70,000       73,027*       13,946
   125,000           31,250       62,500       87,500       93,027*       13,946
   150,000           37,500       75,000      105,000      113,027*       13,946
   200,000           50,000      100,000      140,000      153,027*       13,946
   250,000           62,500      125,000      175,000      193,027*       13,946
   300,000           75,000      150,000      210,000      233,027*       13,946
   350,000           87,500      175,000      245,000      273,027*       13,946
   400,000          100,000      200,000      280,000      313,027*       13,946
   450,000          112,500      225,000      315,000      353,027*       13,946
   500,000          125,000      250,000      350,000      393,027*       13,946

   *Maximum pension based on an estimate of Social Security.
  **Estimated annual Social Security benefit at age 65.

      The Company has a noncontributory defined benefit pension plan which covers all full time employees age 21 and over. A participant's retirement benefit is determined by multiplying his or her highest average annual salary for five consecutive years, from the last ten years of his or her employment, by a percentage determined from the participant's total years of service from that participant's 21st birthdate. The participant's percentage is determined by multiplying 2 1/2% for each of the participant's years of service up to the first twenty years, 2% for each year of service for the next ten years, and 1% for each year of the next ten. A participant's benefit may not exceed 80% of such average salary reduced by 1/2 of his or her Social Security benefit. Early retirement benefits are available after age 55, depending upon years of service and age. Benefits are fully vested after five years of service following a participant's 18th birthdate.

      A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1994, were: W.
E. Bixby, 37 years; R. L. Finn, 20 years; F. P. Lemery, 34 years; D. D. Jensen, 28 years; R. P. Bixby, 16 years.

      The Company has adopted an unfunded excess benefit plan which covers any employee who is an active participant in the noncontributory defined benefit pension plan and whose pension benefit under that plan would exceed the maximum benefit limited under Internal Revenue Code Section 415. A participant under this plan is entitled to a monthly benefit of the difference between the maxi-mum monthly normal, early, or deferred vested retirement benefit determined without regard to the Internal Revenue Code Section 415 limitation and the monthly equivalent of the maximum benefit permitted by Internal Revenue Code
Section 415.

      (g)  Compensation of Directors

      Outside directors are paid $4,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $500 if they attend all other Committee Meetings. Inside directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. J. R. Bixby, Chairman of the Board, is paid $30,000 quarterly. Directors of Sunset Life, a subsidiary, are paid $500 quarterly and directors of Old American are paid $250 quarterly. Directors fees are included in the Compensation Table.

      (h) Employment Contracts and Termination of Employment and Change in Control Arrangements

      There are no employment contracts between the Company and its executive officers. The Company's benefit plans contain typical provisions applicable to all employees for termination of employment.

      (j)  Additional Information with Respect to Compensation Committee

      The members of the Compensation Committee are Ilus W. Davis, Michael J. Ross and Larry Winn, Jr.

 Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners

      The following sets forth information as of February 28, 1995, concerning holding of voting securities of the Company's $2.50 par value capital stock, which is the Company's only class of voting stock.

Name and Address of Beneficial Owners:

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Insurance Company
      Savings and Investment Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

              424,410 shares                                  6.9

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Employee Stock Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

               45,649 shares                                   .7

     *Trustees have the power to sell plan assets.  Participants may instruct the Trustees how to vote their shares. Angeline I. Oxler c/o William A. Hirsch, Esq. Morrison & Hecker
      2600 Grand Avenue, Kansas City, MO  64108

      Amount and Nature of Ownership**                 Percent of Class

              341,292 shares                                  5.5

      Walter E. Bixby, III
      Vice President, Marketing Operations
      Kansas City Life Insurance Company
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership**                 Percent of Class

              344,315 shares                                  5.6

    **Includes 165,035 shares in the Walter E. Bixby Descendants Trust.
      Angeline I. Oxler, Robert Philip Bixby and Walter E. Bixby, III are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict the transfer of the shares. Also includes shares as to which Mr. Bixby is Custodian for his nephew under the Missouri Uniform Gift to Minors law and the approximate vested beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants in the plans may instruct the Trustees how to vote those shares held in their account.

      Angeline I. Oxler; Joseph R. Bixby; Margie Morris Bixby; Kathryn A. Bixby-Haddad; Kathryn A. Bixby-Haddad as Custodian for Kellie S. Curtis; Sorouch Haddad; Nancy Bixby Hudson; Robert Philip Bixby; Walter E. Bixby, III; James R. Gammon as Trustee of the Walter E. Bixby Family Trust; Robert Philip Bixby, Angeline I. Oxler, and Walter E. Bixby, III, as Co-Trustees of the Walter E. Bixby Descendants Trust; W. E. Bixby; W. E. Bixby as Trustee for Trust B created pursuant to the Will of Edwin Bixby and Trust B created pursuant to the Will of Angeline Reynolds Bixby were members of a group that agreed to act together for the purpose of holding Common Stock, and the Common Stock ownership of such group was reflected in a Schedule 13D filed with the Commission on November 23, 1988 and subsequently amended. The agreement that documented the various rights and obligations among all of the members of that group expired May 20, 1990.

      Nonetheless, Mrs. Oxler and other former members of the Bixby Group in subsequent filings with the Commission have indicated that they currently share the expectation of many members of their extended family that a majority of the Common Stock will continue to be beneficially owned by such individuals or be under the control of trustees under certain testamentary or inter vivos trusts for the benefit of such individuals.
(b)  Security Ownership of Management

      The names of the nominees proposed by management for election to three year terms at the annual meeting to be held April 20, 1995 are set forth as follows:

                                                  Served    Shares of
                                                   as a     Record and
                               Principal         Director  Beneficially  Percent
Nominee                        Occupation         Since       Owned     of Class

W. E. Bixby                Vice Chairman of        1966    1,158,195        19.2
3520 Broadway              the Board and                      23,103(2)
Kansas City, MO            President

David D. Dysart            Director                1972        9,000          *
HCR 69, Box 395
Sunrise Beach, MO

Francis P. Lemery          Senior Vice Presi-      1985          708          *
3520 Broadway              dent and Actuary                    5,620(2)
Kansas City, MO

Michael J. Ross            Chairman of the         1972          300          *
12826 Dubon Lane           Board and President,
St. Louis, MO              Jefferson Bank and
                           Trust Company
                           St. Louis, MO

Jack D. Hayes              Senior Vice Presi-       --         1,000          *
3520 Broadway              dent, Marketing
Kansas City, MO

      The following directors were elected April 22, 1993 for a three year term:

Kathryn A. Bixby-Haddad    Investor                1984      170,776(1)
2517 W. 118th St.                                             30,000(4)      3.3
Leawood, KS

C. John Malacarne          Vice President,         1991           10
3520 Broadway              General Counsel                     5,074(2)       *
Kansas City, MO            and Secretary

Daryl D. Jensen            Vice Chairman of the    1978           24
2143 Old Port Dr.          Board and President,                9,670(2)       *
Olympia, WA                Sunset Life Insurance
                           Company of America
                           Olympia, WA

Ilus W. Davis              Partner - Armstrong,    1985        1,000          *
Attorney at Law            Teasdale, et al.
1001 W. 59th Terr.
Kansas City, MO

Webb R. Gilmore            Partner -               1990           20          *
Attorney at Law            Gilmore & Bell
833 Westover Rd.
Kansas City, MO

      The following Directors were elected April 21, 1994 for a three year term:


                                                   Served    Shares of
                                                   as a     Record and
                               Principal         Director  Beneficially Percent
       Nominee                 Occupation         Since       Owned     of Class

Joseph R. Bixby            Chairman of the         1957    1,484,989(1)     24.1
3520 Broadway              Board
Kansas City, MO

Richard L. Finn            Senior Vice Presi-      1983           12
3520 Broadway              dent, Finance                       5,600(2)       *
Kansas City, MO

Robert Philip Bixby        Senior Vice Presi-      1985      176,181
3520 Broadway              dent, Operations                    4,877(2)      5.7
Kansas City, MO                                              165,035(3)
                                                               7,080(5)

Larry Winn, Jr.            Retired Represent-      1985          166          *
8420 Roe Ave.              ative, U.S. Congress
Prairie Village, KS

Warren J. Hunzicker, M.D.  Director                1989          150          *
1248 Stratford Rd.
Kansas City, MO

All directors, executive officers
and their spouses (also includes all
shares held by Trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                           4,194,684        68.1

*Less than 1%.

(1) Includes shares owned by the spouses of these directors: Mr. Joseph R. Bixby 900; Mrs. Bixby-Haddad 2,847. Beneficial ownership of these shares is disclaimed.

(2) Approximate vested beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants in the plans may instruct the Trustees how to vote those shares held in their account.

(3) Shares in the Walter E. Bixby Descendants Trust. Robert Philip Bixby, Walter E. Bixby, III and Angeline Oxler are Co-Trustees. The Trustees share voting and investment power. The terms of the trust restrict transferring shares.

(4) Shares as to which Mrs. Kathryn A. Bixby-Haddad is Custodian for her niece, Kellie Curtis, and has voting and investment power. The terms of the deed of gift restrict the transfer of these shares.

(5) Shares as to which Robert Philip Bixby is Custodian for minor nieces and nephews under the Missouri Uniform Gifts to Minors law.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (c)  Indebtedness of management

      There is none, other than certain life insurance policy loans secured by the cash value of insurance policies held by certain officers and directors of the Company, and their associates. These loans were made on the same terms as those available to holders of comparable policies. PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)  Financial Statements

      The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1994 at the following pages:

                                                                    Page

   Consolidated Income Statement - Years Ended
      December 31, 1994, 1993 and 1992 . . . . . . . . . . . . .     14
   Consolidated Balance Sheet -
      December 31, 1994 and 1993 . . . . . . . . . . . . . . . .     15
   Consolidated Statement of Stockholders' Equity -
      Years Ended December 31, 1994, 1993 and 1992 . . . . . . .     16
   Consolidated Statement of Cash Flows -
      Years Ended December 31, 1994, 1993 and 1992 . . . . . . .     17
   Notes to Consolidated Financial Statements  . . . . . . . . .   18-25
   Report of Independent Auditors  . . . . . . . . . . . . . . .     26

      (a)(2)  Supplementary Data and Financial Statement Schedules

      Schedules are attached hereto at the following pages:

                                                                    Page

   I    - Summary of Investments - Other than Investments
             in Related Parties, December 31, 1994 . . . . . . .     21
   V    - Supplementary Insurance Information, Years Ended
             December 31, 1994, 1993 and 1992  . . . . . . . . .     22
   VIII - Valuation and Qualifying Accounts, Years Ended
             December 31, 1994, 1993 and 1992  . . . . . . . . .     22

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      (b)  Reports on Form 8-K

           None

      (c)  Exhibits

           Exhibit
           Number:                           Basic Documents:

             3(a)     1986 Restatement of Articles of Incorporation.  [Filed as
                      Exhibit 3(a) to the Company's 10-K Report for 1986 and incorporated herein by reference]

             3(b) Bylaws as amended October 26, 1986. [Filed as Exhibit 3(b) to the Company's 10-K Report for 1986 and incorporated herein by reference]

             3(c) Specimen copies of Capital Stock Certificates, (a) less than 100 shares; (b) 100 shares; and (c) unlimited. [Filed as Exhibit 3(d) to the Company's 10-K Report for 1985 and incorporated herein by reference]

            10(a) Fourth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit 10(a) to the Company's 10-K Report for 1993 and incorporated herein by reference]
           Exhibit
           Number:                           Basic Documents:

            10(a) Fourth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit 10(a) to the Company's 10-K Report for 1993 and incorporated herein by reference]

            10(b) Twenty-first Amendment, Kansas City Life Insurance Company Savings and Investment Plan.

            10(c)     Ninth Amendment, Kansas City Life Employee Stock Plan.

            10(d) Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(e) to the Company's 10-K Report for 1990 and incorporated herein by reference]

            11        Statement re Computation of Per Share Earnings.

            13        Annual Report to Shareholders for the year ended December
                      31, 1994.

            21        Subsidiaries.

            23(a)     Consent of Independent Auditors.

            23(b)     Consent of Independent Auditors.

            27        Financial Data Schedule.

            99(a) Form 11-K for the Kansas City Life Insurance Company Savings and Investment Plan for the year 1994 and filed as a part hereof and incorporated herein by reference.

            99(b) Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 28(b) to the Company's 10-K Report for 1991 and incorporated herein by reference]

            99(c) Summary of Modifications to the Prospectus and Summary Plan Description dated December 1, 1992. [Filed as
                      Exhibit 99(c) to the Company's 10-K Report for 1993 and incorporated herein by reference]

            99(d) Summary of Modifications to the Prospectus and Summary Plan Description dated September 1, 1993. [Filed as
                      Exhibit 99(d) to the Company's 10-K Report for 1993 and incorporated herein by reference]

            99(e) Summary of Modifications to the Prospectus and Summary Plan Description dated January 1, 1994. [Filed as Exhibit 99(e) to the Company's 10-K Report for 1993 and incorporated herein by reference]

            99(f) Summary of Modifications to the Prospectus and Summary Plan Description dated January 1, 1995. SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 16, 1995





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ W. E. Bixby                          By: /s/ Richard L. Finn
    W. E. Bixby                                  Richard L. Finn
    Director; Vice Chairman of the               Director; Senior Vice
    Board and President                          President, Finance
    (Principal Executive Officer)                (Principal Financial Officer)
Date: March 16, 1995                         Date: March 16, 1995



By: /s/ J. R. Bixby                          By: /s/ Francis P. Lemery
    J. R. Bixby                                  Francis P. Lemery
    Director; Chairman of                        Director; Senior Vice
    the Board                                    President and Actuary
Date: March 16, 1995                         Date: March 16, 1995



By: /s/ Warren J. Hunzicker                  By: /s/ Daryl D. Jensen
    Warren J. Hunzicker                          Daryl D. Jensen
    Director                                     Director
Date: March 16, 1995                         Date: March 16, 1995



By: /s/ C. John Malacarne                    By: /s/ R. Philip Bixby
    C. John Malacarne                            R. Philip Bixby
    Director; Vice President,                    Director; Senior Vice
    General Counsel and Secretary                President, Operations
Date: March 16, 1995                         Date: March 16, 1995

Schedule I


                 KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
          SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  December 31, 1994



                                                                        AMOUNT
                                                                       AT
                                                                       WHICH
                                                                       SHOWN
                                                             FAIR      IN BALANCE
          TYPE OF INVESTMENT                    COST         VALUE        SHEET

                                                         (in thousands)

Fixed maturity securities,
available-for-sale:
  Bonds:
    United States government and government
      agencies and authorities              $  137 522      134 821      134 821
    Mortgage-backed securities                 263 824      252 062      252 062
    States, municipalities and political
      subdivisions                              41 822       37 224       37 224
    Public utilities                           305 749      284 351      284 351
    All other corporate bonds                  626 513      576 303      576 303
  Redeemable preferred stocks                   25 186       24 536       24 536
    Total                                    1 400 616    1 309 297    1 309 297

Equity securities, available-for-sale:
  Common stocks                                    187           62           62
  Non-redeemable preferred stocks               77 346       82 189       82 189
    Total                                       77 533       82 251       82 251

Fixed maturity securities,
held-to-maturity:
  Bonds:
    United States government and government
      agencies and authorities                   3 948        3 911        3 948
    States, municipalities and political
      subdivisions                              12 313       12 360       12 313
    Public utilities                           203 747      212 182      203 747
    All other corporate bonds                  175 878      170 283      175 878
    Total                                      395 886      398 736      395 886
Mortgage loans on real estate                  267 695                   267 695
Real estate, net                                54 976                    54 976
Real estate joint ventures(1)                   26 120                    26 120
Policy loans                                    95 854                    95 854
Other investments                               19 340                    19 340
    Total investments                       $2 338 020                 2 251 419





(1)The carrying value of the real estate joint ventures reflects adjustments for the Company's equity in the results of the operations of the joint ventures.

Schedule V



                 KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         SUPPLEMENTARY INSURANCE INFORMATION
                    Years Ended December 31, 1994, 1993 and 1992



The Company believes it operates in a single industry segment, that of providing life and accident and health insurance coverage. Supplementary information for this segment follows:

                                                        December 31
                                                    1994           1993

                                                       (in thousands)

      Unearned premiums are included in            $1 003           591
      other policyowners' funds in the
      accompanying Consolidated Balance
      Sheet

All other information required by this Schedule is shown in the accompanying
Consolidated Income Statement and Consolidated Balance Sheet.



                                                            Schedule VIII



                          VALUATION AND QUALIFYING ACCOUNTS



                                               1994          1993       1992

                                                       (in thousands)

Real Estate Valuation Account
  Beginning of year                          $11 113        10 743     9 020
  Additions                                        -           448     1 769
  Deductions                                  (1 171)          (78)      (46)
  End of year                                $ 9 942        11 113    10 743


Mortgage Loan Valuation Account
  Beginning of year                          $10 500         7 000     2 000
  Additions                                        -         3 500     5 000
  End of year                                $10 500        10 500     7 000


Allowance for Uncollectible Accounts
  Beginning of year                          $ 2 642         2 572     1 596
  Additions                                      464           613     1 269
  Deductions                                    (374)         (543)     (293)
  End of year                                $ 2 732         2 642     2 572