Form 10-Q
period 1995-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1995-05-09
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended March 31, 1995


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

                Class:                  Outstanding at April 14, 1995
Common Stock, $2.50 par value
6,169,609 shares





Kansas City Life Insurance Company
Quarter ended March 31, 1995

Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

Kansas City Life's first quarter operating earnings were at a record level, totaling $1.78 per share, up 22 percent over last year. Net income per share equaled $1.79 per share, up 29 percent. Income results are largely the result of margin spreads on interest sensitive products and the continued restraint of home office expenses.


Sales

Consolidated sales results did not met expectations during the first quarter of 1995 as new annualized premiums declined slightly. However, sales results showed improvement during March as new annualized commissions were the highest in 15 months. C onsolidated annualized premiums fell 4 percent compared with 1994. Universal life sales were down 22 percent and traditional life sales were down 14 percent. However, sales of flexible annuities were up 9 percent. Additionally, insurance in-force was up 3 percent, annualized.

As part of our increased market focus, the Company is seeking penetration into the Asian-American market. It is felt that this segment offers the potential for solid growth over the next several years. In addition, the Company is currently developi ng both variable annuity and universal life products and plans to introduce these products in late 1995. These products will expand the agents' ability to more fully compete in the marketplace.

Insurance Revenues

Total insurance revenues fell 4 percent in the first quarter. Traditional life insurance premiums were down 7 percent while accident and health premiums were down 13 percent. Group premiums, included in accident and health premiums, were down 4 per cent with stop loss premiums down 20 percent. However, group dental premiums were up 15 percent. Contract charges on interest sensitive products were up 5 percent.

Investment Revenues

Net investment income increased 8 percent in the first quarter. Market yields were above those of a year earlier helping investment income comparisons. Realized gains from investments were down $1.5 million compared with 1994.

Benefits

Total benefits were flat compared with the first quarter of 1994. Death benefits were up just 1 percent versus 1994 and other benefits, primarily group disability benefits, were up 6 percent. Surrenders of traditional life insurance fell 22 percent .

Yield spreads on the Company's interest sensitive products were maintained in the first quarter.

Other Expenses

The Company's programs to improve operational efficiency and monitor service to our agents and policyholders, continue to hold expenses in check. As a result, home office operating expenses were flat compared with 1994.


Liquidity and Capital Resources

Statements made in the Company's 1994 Annual Report to Stockholders remain pertinent.

Total funds provided from operations totaled $18.3 million. Funds from all sources totaled $156.2 million. This is significantly less than 1994 due largely to a decline in calls on the securities portfolio.

The Company's assets totaled $2.7 billion at March 31, 1995, an annualized growth rate of 8 percent from the beginning of the year. Book value per share equaled $59.64, a 28 percent annualized increase from year end due partially to declines in unre alized losses on the securities "available for sale." Excluding unrealized losses on these securities, book value per share totaled $65.50, a 9 percent annualized increase since the first of the year.
Part II:  Other Information
Item 4.  Result of Votes of Security Holders

On April 20, 1995, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, the following Directors were elected for a three year term:

W. E. Bixby
David D. Dysart
Jack D. Hayes
Francis P. Lemery
Michael J. Ross

The following Directors continued their term of office after this meeting:

J. R. Bixby
Kathryn A. Bixby-Haddad
R. Philip Bixby
Ilus W. Davis
Richard L. Finn
Webb R. Gilmore
Warren J. Hunzicker, M. D.
Daryl D. Jensen
C. John Malacarne
Larry Winn, Jr.

All of the above named Directors constitute the full Board of Kansas City Life Insurance Company.

Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1995.



 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY




/s/ Richard L. Finn
Richard L. Finn
Senior Vice President, Finance



/s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



/s/ John K. Koetting
John K. Koetting
Vice President and Controller


Date:  May 3, 1995

Consolidated
Balance Sheet
[MULTIPLIER]
1,000
                                      March 31     December 31
                                        1995           1994
                                   -------------  -------------


Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,341,483      1,309,297
    Securities held to maturity,
      at amortized cost                  388,441        395,886
  Equity securities available
    for sale, at market                   75,344         82,251
  Mortgage loans                         278,465        267,695
  Real estate, net                        55,548         54,976
  Real estate joint ventures              25,458         26,120
  Policy loans                            95,969         95,854
  Short-term                              38,383         19,340
                                   -------------  -------------
                                       2,299,091      2,251,419

Deferred acquisition costs               191,896        193,667
Other assets                             227,319        218,667
                                   -------------  -------------

                                     $ 2,718,306      2,663,753
                                   =============  =============

Liabilities and equity
Future policy benefits               $   674,007        670,658
Accumulated contract values            1,473,836      1,459,045
Other liabilities                        202,471        190,355
                                   -------------  -------------
  Total liabilities                    2,350,314      2,320,058

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         12,119         11,847
  Unrealized gains (losses) on
    securities available for sale        (36,170)       (51,345)
  Retained earnings                      454,958        446,149
  Less treasury stock                    (86,036)       (86,077)
                                   -------------  -------------
                                         367,992        343,695
                                   -------------  -------------

                                     $ 2,718,306      2,663,753
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6165670 - 1995 and 6148105 - 1994).

* Certain amounts from the prior year's financial statements have been reclassified to conform with current year presentation.



Consolidated
Income Statement
[MULTIPLIER]
1,000
                                              Quarter ended    Quarter ended
                                                 March 31        March 31
                                              1995     1994     1995     1994
                                            -------  -------  -------  -------

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 24,815   26,563   24,815   26,563
    Accident and health                       7,131    8,155    7,131    8,155
  Contract charges                           18,419   17,568   18,419   17,568
Investment revenues:
  Investment income, net                     45,675   42,184   45,675   42,184
  Realized gains                                105    1,569      105    1,569
Other                                         2,588    2,538    2,588    2,538
                                            -------  -------  -------  -------
    Total revenues                           98,733   98,577   98,733   98,577
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             20,426   20,199   20,426   20,199
  Surrenders of life insurance                3,542    4,566    3,542    4,566
  Other benefits                             13,596   12,830   13,596   12,830
  Increase in benefit and contract reserve   20,607   20,733   20,607   20,733
Amortization of policy acquisition costs      6,325    7,142    6,325    7,142
Insurance operating expenses                 18,294   17,833   18,294   17,833
Interest expense                                  0      311        0      311
                                            -------  -------  -------  -------
    Total benefits and expenses              82,790   83,614   82,790   83,614
                                            -------  -------  -------  -------

Pretax income                                15,943   14,963   15,943   14,963
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,013    6,471    5,013    6,471
  Deferred                                      (98)  (1,505)     (98)  (1,505)
                                            -------  -------  -------  -------
                                              4,915    4,966    4,915    4,966
                                            -------  -------  -------  -------

Income before nonrecurring item              11,028    9,997   11,028    9,997
Postemployment benefits, net                      0    1,481        0    1,481
                                            -------  -------  -------  -------

Net income                                $  11,028    8,516   11,028    8,516
                                            =======  =======  =======  =======


Per common share
  Income before nonrecurring item            $ 1.79     1.63     1.79     1.63
  Postemployment benefits, net                    0      .24        0      .24
                                            -------  -------  -------  -------

  Net income                                 $ 1.79     1.39     1.79     1.39
                                            =======  =======  =======  =======

CONSOLIDATED
STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                                        Quarter ended
                                                          March  31
                                                     1995           1994

Operating activities
   Net cash provided                                 $18,312         20,229

Investing activities
 Investments called or matured:
   Fixed maturities available for sale                18,490         71,204
   Fixed maturities held to maturity                   9,512         35,367
   Equity securities available for sale                  505         15,345
   Mortgage loans                                      4,752         14,033
   Other                                               2,648          1,469
Investments sold:
   Fixed maturities available for sale                45,378         15,965
   Equity securities available for sale                9,578              0
   Other                                                 461            229
Investments made:
   Decrease (increase) in
     short-term investments, net                     (19,058)        54,621
   Fixed maturities available for sale               (70,153)      (242,406)
   Equity securities available for sale               (1,747)        (1,106)
   Mortgages                                         (15,153)          (535)
   Other                                              (2,616)        (1,312)
 Other, net                                               69         (1,243)
   Net cash used                                     (17,334)       (38,369)

Financing activities
 Policyowner contract deposits                        46,540         44,696
 Withdrawals of policyowner
   contract deposits                                 (33,856)       (30,262)
 Dividends paid to stockholders                       (2,219)        (2,090)
 Other, net                                             (124)          (374)
   Net cash provided                                  10,341         11,970

 Increase (decrease) in cash                         $11,319         (6,170)


Message from the President

Kansas City Life celebrated its centennial on May 1. Adding to the festivities was the fact that the last quarter in the Company's first 100 years was its best quarter ever in terms of operating earnings and its third best in terms of net income. First quarter operating earnings per share equaled $1.78, a 22 percent increase over 1994. Net income, which includes realized investment gains and nonrecurring charges, was $1.79 per share, a 29 percent improvement over last year.

The outstanding earnings performance reflected substantial investment earnings growth in the traditional lines of business, maintenance of favorable interest spreads in the interest sensitive lines, and continued restraint in home office expenses, which were unchanged from a year ago. Partially offsetting these positive factors was mortality experience for the quarter, which was less favorable than last year.

The many changes we have made over the past fourteen months to revitalize sales have yet to produce the results we expect. New annualized premiums declined slightly in the first quarter. However, sales figures for the month of March were encouraging. Paid applications were the highest in 24 months, while new annualized commissions for the month were the best in 15 months. Thus we continue to believe that we will achieve our marketing goals for this year. Insurance in force totaled $20.2 billion at quarter's end and we generated $87.3 million in direct statutory premiums for the quarter.

Investment earnings rose 8 percent reflecting improved yields in the marketplace and growth in invested assets. In addition, realized investment gains totaled $0.1 million in the first quarter compared with $1.6 million a year earlier.

Book value per share was $59.64 at quarter's end, an increase of $3.86 for the quarter, or 28 percent annualized. Approximately $2.50 of this increase arose from the effect of the drop in interest rates during the quarter upon the market value of our securities classified as "available for sale." If the unrealized losses on these securities are disregarded, book value per share rose from $64.11 at year end to $65.50 a share at the end of the quarter.

The Board of Directors increased the quarterly dividend by $.03 a share to $.39 a share in response to the earnings performance. The Board also declared a special dividend of $.10 a share in commemoration of our Centennial. Both dividends will be paid on May 22 to stockholders of record on May 8.

We are justifiably proud of our first 100 years. Through the nation's economic good times and bad, Kansas City Life has provided financial security and quality service to its insureds. We join with our agents and employees in celebrating what we have achieved and in looking forward with optimism to what the next 100 years will bring.


                                      W. E. Bixby