Form 10-Q
period 1995-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1995-08-07
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended June 30, 1995


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

                Class:                  Outstanding at July 3, 1995
Common Stock, $2.50 par value               6,179,444 shares





Kansas City Life Insurance Company
Quarter ended June 30, 1995

Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Kansas City Life continued to produce record operating earnings in 1995, its centennial year. First half operating earnings per share totaled $3.28, up $.29 per share, a 10 percent increase. Net income per share of $3.29 increased 4 percent over 19 94. These results reflect improved investment results in our traditional lines of business, favorable interest margin spreads in our interest sensitive lines and continued focus on home office expense control. Net income growth was restrained by a sizable decline in realized investment gains. Second quarter operating earnings of $1.50 per share were down $.03 per share compared with last year.

Sales

Sales in terms of face value, however, rose 12 percent thus far in 1995. New annualized premiums, however, remain below goal and were down 7 percent for the first six months and 10 percent in the second quarter. Insurance in force totaled $20.5 bil lion, which represents a 5 percent annualized growth from last year end.

We have contracted with a professional organization to develop and present comprehensive training to our sales agents. Our agents have shown considerable interest in this program and are bearing a portion of its cost. Commissions generated by Kansas City Life's new agents are 45 percent above a year ago. Additionally, we expect to enter the rapidly growing variable insurance market late this year with the introduction of variable annuity and universal life products.



Insurance Revenues

Total insurance revenues fell 2 percent for the six months but rose slightly in the second quarter. Traditional life insurance premiums were down 4 percent in the first half and 2 percent in the second quarter. Accident and health premiums declined 10 percent in the six months and 7 percent in the quarter due to realignment of our group product mix and the run-off of a closed block of individual accident and health business. Contract charges on interest sensitive products rose 6 percent in th e first half and 7 percent in the second quarter.

Investment Revenues

Net investment income rose 8 percent in both the six months and second quarter reflecting investment asset growth and improved portfolio yields. Investment gains declined $3.7 million for the six months and $2.3 million for the second quarter.

Benefits

Total benefits rose 1 percent for the six months and 2 percent for the second quarter. Comparative claims ratios for 1995 and 1994 remained unchanged versus the first quarter. Changes in mortality experience had little impact on earnings comparison s. Surrenders of traditional life insurance fell 5 percent for the six months, but were up 11 percent in the second quarter. These surrenders are small enough in dollar terms that some volatility may be expected quarter-to-quarter, but the general trend should be down.

Yield spreads between interest rates earned and those credited on the Company's interest sensitive products remained favorable and made a significant contribution to earnings.

Other Expenses

Over the past several years the Company has focused significant efforts toward controlling and monitoring our efficiency and the service provided to both our agents and policyholders. One of the ways that we can maintain our competitive position is through such expense control. The Company has performed very well in this endeavor and as such, home office operating expenses rose less than 1 percent for the six months.

Liquidity and Capital Resources

Statements made in the Company's 1994 Annual Report to Stockholders remain pertinent.

Total funds provided from operations totaled $22.3 million. Funds from all sources exceeded $300 million. This is significantly less than 1994 largely due to declines in calls on the securities portfolio.



The Company's assets totaled $2.8 billion, an annualized growth rate of 10 percent from the start of the year. Much of this growth resulted from increased market values on those securities which are carried at market value. Excluding changes in mar ket value, assets rose at a 4 percent annualized rate. Book value per share equaled $66.91, a 40 percent annualized increase due partially to a $53.9 million increase in unrealized gains on securities "available for sale." However, excluding unreal ized gains on these securities, book value per share totaled $66.49, a 7 percent annualized increase.




Part II:  Other Information
Item 6.
(a).  Exhibits.  None.

(b). Reports on 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 1995.

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


KANSAS CITY LIFE INSURANCE COMPANY




/s/ Richard L. Finn
Richard L. Finn
Senior Vice President, Finance



/s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



/s/ John K. Koetting
John K. Koetting
Vice President and Controller


Date:  August 4, 1995 KANSAS CITY LIFE INSURANCE COMPANY
Quarter ended June 30, 1995

EXHIBIT

Quarterly Report to Stockholders

Consolidated
Balance Sheet
(in thousands)
[MULTIPLIER]
1,000
                                      June 30     December 31
                                        1995           1994
                                   -------------  -------------

Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,475,631      1,309,297
    Securities held to maturity,
      at amortized cost                  379,219        395,886
  Equity securities available
    for sale, at market                   82,343         82,251
  Mortgage loans                         259,192        267,695
  Real estate, net                        53,516         54,976
  Real estate joint ventures              30,283         26,120
  Policy loans                            94,364         95,854
  Short-term                              18,316         19,340
                                   -------------  -------------
                                       2,392,864      2,251,419

Deferred acquisition costs               190,819        193,667
Other assets                             215,600        218,667
                                   -------------  -------------

                                     $ 2,799,283      2,663,753
                                   =============  =============

Liabilities and equity
Future policy benefits               $   676,113        670,658
Accumulated contract values            1,489,295      1,459,045
Other liabilities                        220,436        190,355
                                   -------------  -------------
  Total liabilities                    2,385,844      2,320,058

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         12,573         11,847
  Unrealized gains (losses) on
    securities available for sale          2,590        (51,345)
  Retained earnings                      461,217        446,149
  Less treasury stock                    (86,062)       (86,077)
                                   -------------  -------------
                                         413,439        343,695
                                   -------------  -------------

                                     $ 2,799,283      2,663,753
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6169488 - 1995 and 6149869 - 1994).

* Certain amounts from the prior year's financial statements have been reclassified to conform with current year presentation.

Consolidated
Income Statement
[MULTIPLIER]
1,000
                                              Quarter ended   Six Months ended
                                                  June 30        June 30
                                              1995     1994     1995     1994
                                            -------  -------  -------  -------

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,757   26,226   50,572   52,789
    Accident and health                       7,341    7,931   14,472   16,086
  Contract charges                           18,622   17,347   37,040   34,915
Investment revenues:
  Investment income, net                     45,977   42,502   91,652   84,686
  Realized gains                                 41    2,314      146    3,883
Other                                         2,618    2,271    5,207    4,809
                                            -------  -------  -------  -------
    Total revenues                          100,356   98,591  199,089  197,168
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             21,119   19,606   41,545   39,805
  Surrenders of life insurance                5,417    4,877    8,959    9,443
  Other benefits                             12,579   14,454   26,175   27,284
  Increase in benefit and contract reserve   20,527   19,300   41,134   40,033
Amortization of policy acquisition costs      7,718    7,080   14,043   14,222
Insurance operating expenses                 19,367   17,552   37,661   35,385
Interest expense                                  0      103        0      414
                                            -------  -------  -------  -------
    Total benefits and expenses              86,727   82,972  169,517  166,586
                                            -------  -------  -------  -------

Pretax income                                13,629   15,619   29,572   30,582
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,284    6,202   10,297   12,673
  Deferred                                     (937)  (1,468)  (1,035)  (2,973)
                                            -------  -------  -------  -------
                                              4,347    4,734    9,262    9,700
                                            -------  -------  -------  -------

Income before nonrecurring item               9,282   10,885   20,310   20,882
Postemployment benefits, net                      0        0        0    1,481
                                            -------  -------  -------  -------

Net income                                 $  9,282   10,885   20,310   19,401
                                            =======  =======  =======  =======


Per common share
  Income before nonrecurring item            $ 1.50     1.76     3.29     3.39
  Postemployment benefits, net                    -        -        -      .24
                                             ------    -----    -----    -----

  Net income                                 $ 1.50     1.76     3.29     3.15
                                            =======  =======  =======  =======


CONSOLIDATED
STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                             Six Months ended
                                                 June  30
                                             1995         1994

 Operating activities
   Net cash provided                        $22,307       20,758

 Investing activities
 Investments called or matured:
   Decrease in short-term
     investments, net                           982       56,305
   Fixed maturities available for sale       40,852      151,492
   Fixed maturities held to maturity         20,453       55,740
   Equity securities available for sale       1,535       21,147
   Mortgage loans                            24,747       24,010
   Other                                      2,863        2,649
 Investments sold:
   Fixed maturities available for sale       97,306       29,982
   Equity securities available for sale      14,670            0
   Other                                      2,619          214
 Investments made:
   Fixed maturities available for sale     (220,037)    (361,431)
   Fixed maturities held to maturity              0      (21,210)
   Equity securities available for sale     (10,121)      (1,106)
   Mortgages                                (16,690)      (2,278)
   Real estate joint ventures                (5,566)      (1,201)
   Other                                       (144)      (1,232)
 Other, net                                  (1,695)      (2,195)
   Net cash used                            (48,226)     (49,114)

 Financing activities
 Policyowner contract deposits               92,488       89,860
 Withdrawals of policyowner
   contract deposits                        (66,335)     (56,005)
 Dividends paid to stockholders              (5,242)      (4,180)
 Other, net                                     703          (53)
   Net cash provided                         21,614       29,622

 Increase (decrease) in cash                ($4,305)       1,266


Message from the President



Kansas City Life produced record operating earnings in the first half of our centennial year. Operating earnings equaled $3.28 a share, a 10 percent improvement over last year, which was the previous record. This performance was due to significant investment earnings growth in the traditional lines, the continuation of favorable interest spreads in our interest sensitive lines, and the ongoing restraint of home office operating costs, which rose less than 1 percent in the first half. Net income was $3.29 a share, a 4 percent increase compared to last year.



The second quarter's operating earnings per share declined 2 percent from last year. The quarter's earnings tracked closely with the first quarter's record earnings except for an increase in the amortization of capitalized acquisition costs. This expense varies from period-to-period since current gross margins in our interest sensitive lines are reassessed quarterly and the amortization is adjusted accordingly. Net earnings per share for the quarter decreased 15 percent due to a significant decline in realized investment gains.



Substantial growth in sales is a primary corporate objective. This objective has been advanced by significant strides being made in the recruitment of new sales agents and the training of our sales force. The number of Kansas City Life's producing agencies has risen 23 percent over last year, and commissions generated by new agents are 45 percent higher than last year. However, new premiums in the first half remained slightly behind those of a year ago. Variable annuity and universal life products will be introduced late this year. Entrance into this sizable, growing market is expected to provide a significant stimulus to sales growth in coming years.



Total insurance revenues, as shown on the enclosed income statement, were down slightly in the first half and were level in the second quarter. Life premiums decreased 4 percent due to declines in single premium ordinary annuities. Accident and health premiums fell 10 percent reflecting the run-off of a closed block of individual health business. These declines in premiums were largely offset by 6 percent growth in contract charges associated with our interest sensitive lines. Insurance in force equals $20.5 billion, a 5 percent annualized growth since the beginning of the year.



Investment income rose 8 percent in both the first half and the second quarter, reflecting investment asset growth and improved portfolio yields.



Book value rose to $66.91 a share, a 40 percent annualized improvement from last year end. This performance was bolstered by a $53.9 million increase in net unrealized gains associated with our securities which are marked to market. Excluding unrealized gains or losses, book value equaled $66.49 a share compared to $64.11 a share at year end.



The Board of Directors approved a quarterly dividend of $.39 a share payable August 21 to shareholders of record on August 7.



Employees, agents and friends of the Company thoroughly enjoyed the festivities surrounding the Company's centennial on May 1st.
All look forward to our next 100 years with enthusiasm and optimism.


W. E. Bixby