Form 10-Q
period 1995-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1995-11-03
CIK 54473

Securities and Exchange Commission

Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934


For the Quarter ended September 30, 1995

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



                Class:                  Outstanding at October 5, 1995
Common Stock, $2.50 par value                6,177,911 shares


Kansas City Life Insurance Company

Quarter ended September 30, 1995


Part I

Item 1. Financial  Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). These interim financial statements should be read in conjunction with the Company's 1994
Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations


Nine month operating earnings per share increased $.01 to $4.60 compared with $4.59 last year. Net income per share was flat, at $4.98 in both years. Kansas City Life's third quarter operating earnings per share declined 18 percent to $1.32 largely due to less favorable mortality experience and increased home office operating expenses. Net income per share for the third quarter was down 8 percent at $1.69 versus $1.83 last year.

Sales

Consolidated new annualized premiums declined 6 percent for the third quarter and 7 percent for the nine months. New universal life annualized premiums were down 5 percent for the nine months, but were up 9 percent in the third quarter. Sales of flexible annuities were down 20 percent in the quarter and 8 percent thus far in 1995. Group sales were up 145 percent in the third quarter and 23 percent for the nine months. Sales in terms of face amount were up 6 percent for the nine months and insurance in force totaled $20.7 billion, a 4 percent annualized growth from last year end.

The number of new agents recruited, as well as the production generated by these agents, are on track with our marketing plan. However, overall new business production is behind the goal established for the year. Late last year we entered the Asian-American market. These sales total nearly $800,000 of new annualized premiums through nine months. In mid-October we issued our first variable annuity policies and expect to enter the variable universal life market as well by year end.
Although they will have little impact on our 1995 sales, the Century II variable products are expected to play a significant role in future sales growth.


Insurance Revenues

Total insurance revenues grew 1 percent for the quarter but declined 1 percent for the nine months. Traditional life insurance premiums fell 2 percent and 4 percent in the third quarter and nine months, respectively. Accident and health premiums declined 2 percent for the quarter and 8 percent for the nine months, largely due to the run-off of a closed block of individual accident and health business. Contract charges on interest sensitive products rose 8 percent for the quarter and 7 percent for the nine months.

Investment Revenues

Net investment income rose 8 percent in both the third quarter and nine months. This increase reflects growth in investment assets and a 30 basis point increase in the portfolio yield. Investment gains were up $1.4 million in the third quarter of 1995, but are $2.4 million behind the nine months of last year.

During the third quarter, the Company sold its Dow Chemical bonds which were classified as held-to-maturity. The Company's $4.3 million holding was sold for $4.2 million. Dow Corning is facing extensive litigation related to breast-implants and is currently in bankruptcy proceedings. This September, a Michigan judge ruled that lawsuits against Dow Corning could proceed against Dow Chemical, which owns half of Dow Corning. In response to this ruling, a pending global claims settlement collapsed. Thus, Kansas City Life believes this has a material adverse impact to the credit quality of these bonds and considers them to be impaired.

Benefits

Benefits rose 6 percent for the third quarter and 3 percent for the nine months. The ratio of total benefits to insurance revenues for the nine months was 118 percent compared with 115 percent at the six months. This increase was spurred largely by less favorable mortality experience which fluctuates somewhat quarter-to-quarter.

Yield spreads on the Company's interest sensitive products remained favorable and contributed to the nine months' earnings.

Other Expenses

The Company, over the past few years, has concentrated on controlling its home office operating expenses. These efforts have generated significant cost reductions as we have streamlined our operations, consolidated many functions into the home office and reduced staff accordingly. While our efforts will continue, we also recognize that additional sizable savings will be increasingly more difficult to attain. Home office operating expenses were up 5 percent for the nine months, partially due to expenses incurred this year for our centennial celebration and for the development of the variable products.

Liquidity and Capital Resources

Statements made in the Company's 1994 Annual Report to
Stockholders remain pertinent.

Total funds provided from operations totaled $30.6 million.
Funds from all sources exceeded half a billion dollars. This is less than 1994 largely due to declines in calls on the securities portfolio.

The Company's assets totaled $2.8 billion, a 9 percent annualized growth rate. Much of this growth resulted from increased market values on those securities which are carried at market value. Excluding changes in market value, assets increased at a 4 percent annualized rate. Reported book value per share equaled $68.69, a 31 percent annualized increase due in part to a $56.9 million increase in unrealized gains on securities "available for sale", net of taxes and related deferred acquisition costs. However, excluding these unrealized security gains, book value per share totaled $67.79, an 8 percent annualized increase.


Part II:  Other Information

Item 6.

(a).  Exhibits.  None.



(b). Reports on 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1995.



SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





KANSAS CITY LIFE INSURANCE COMPANY


/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary


/s/John K. Koetting
John K. Koetting
Vice President and Controller


Date:  November 3, 1995KANSAS CITY LIFE INSURANCE COMPANY

Quarter ended September 30, 1995



EXHIBIT



Quarterly Report to Stockholders

Consolidated
Balance Sheet
(in thousands)
[MULTIPLIER]
1,000
                                    September 30     December 31
                                        1995           1994
                                   -------------  -------------

Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,534,923      1,309,297
    Securities held to maturity,
      at amortized cost                  357,531        395,886
  Equity securities available
    for sale, at market                   74,133         82,251
  Mortgage loans                         254,039        267,695
  Real estate, net                        49,394         54,976
  Real estate joint ventures              28,794         26,120
  Policy loans                            94,747         95,854
  Short-term                              35,406         19,340
                                   -------------  -------------
                                       2,428,967      2,251,419

Deferred acquisition costs               193,610        193,667
Other assets                             215,720        218,667
                                   -------------  -------------

                                     $ 2,838,297      2,663,753
                                   =============  =============

Liabilities and equity
Future policy benefits               $   680,309        670,658
Accumulated contract values            1,506,330      1,459,045
Other liabilities                        227,297        190,355
                                   -------------  -------------
  Total liabilities                    2,413,936      2,320,058

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         12,778         11,847
  Unrealized gains (losses) on
    securities available for sale          5,553        (51,345)
  Retained earnings                      469,250        446,149
  Less treasury stock                    (86,341)       (86,077)
                                   -------------  -------------
                                         424,361        343,695
                                   -------------  -------------

                                     $ 2,838,297      2,663,753
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6172200 - 1995 and 6150042 - 1994).

* Certain amounts from the prior year's financial statements have been reclassified to conform with current year presentation.

Consolidated
Income Statement
[MULTIPLIER]
1,000

                                               Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1995     1994     1995     1994
                                            -------  -------  -------  -------

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 24,699   25,222   75,271   78,011
    Accident and health                       7,226    7,395   21,698   23,481
  Contract charges                           18,476   17,130   55,516   52,045
Investment revenues:
  Investment income, net                     46,980   43,573  138,632  128,259
  Realized gains                              3,505    2,128    3,651    6,011
Other                                         2,155    2,724    7,361    7,533
                                            -------  -------  -------  -------
    Total revenues                          103,041   98,172  302,129  295,340
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             22,360   18,886   63,905   58,691
  Surrenders of life insurance                3,899    3,277   12,858   12,720
  Other benefits                             12,908   14,348   39,083   41,632
  Increase in benefit and contract reserve   23,027   22,361   64,160   62,394
Amortization of policy acquisition costs      6,918    6,215   20,961   20,437
Insurance operating expenses                 18,981   16,679   56,642   52,064
Interest expense                                 18       30       18      444
                                            -------  -------  -------  -------
    Total benefits and expenses              88,111   81,796  257,627  248,382
                                            -------  -------  -------  -------

Pretax income                                14,930   16,376   44,502   46,958
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,034    4,486   15,331   17,159
  Deferred                                     (548)     652   (1,583)  (2,321)
                                            -------  -------  -------  -------
                                              4,486    5,138   13,748   14,838
                                            -------  -------  -------  -------

Income before nonrecurring item              10,444   11,238   30,754   32,120
Postemployment benefits, net                      0        0        0    1,481
                                            -------  -------  -------  -------

Net income                                $  10,444   11,238   30,754   30,639
                                            =======  =======  =======  =======


Per common share
  Income before nonrecurring item            $ 1.69     1.83     4.98     4.98
                                            -------  -------  -------  -------

  Net income                                 $ 1.69     1.83     4.98     4.98
                                            =======  =======  =======  =======

CONSOLIDATED
STATEMENT OF CASH FLOWS
[MULTIPLIER]
1,000
                                             Nine Months ended
                                               September  30
                                             1995         1994

Operating activities
  Net cash provided                        $30,647       34,289

Investing activities
Investments called or matured:
  Fixed maturities available for sale       83,318      179,828
  Fixed maturities held to maturity         39,598       64,278
  Equity securities available for sale       9,004       26,840
  Mortgage loans                            38,893       30,057
  Other                                      2,041        1,475
Investments sold:
  Fixed maturities available for sale      154,069       32,003
  Equity securities available for sale      18,984            0
  Real estate                                5,410          387
  Other                                      5,314            0
Investments made:
  Decrease (increase) in
    short-term investments, net            (16,112)      84,641
  Fixed maturities available for sale     (373,293)    (461,580)
  Fixed maturities held to maturity              0      (21,533)
  Equity securities available for sale     (12,387)      (2,990)
  Mortgage loans                           (21,915)      (5,242)
  Real estate joint ventures                (4,198)      (5,465)
  Other                                     (1,209)           0
Other, net                                     177       (1,607)
  Net cash used                            (72,306)     (78,908)
  Financing activities
Policyowner contract deposits              136,140      135,697
Withdrawals of policyowner
  contract deposits                        (89,087)     (80,889)
Dividends paid to stockholders              (7,652)      (6,395)
Repayment of borrowings                          0      (11,446)
Other, net                                  (1,720)       1,264
  Net cash provided                         37,681       38,231
Decrease in cash                           ($3,978)      (6,388)


Message from the President


Operating earnings for the nine months were flat at $4.60 a share compared with $4.59 a share for last year. Net income per share was $4.98 for both nine month periods. Third quarter operating earnings per share declined 17 percent to $1.32 a share, while net income per share for the quarter was down 8 percent to $1.69 a share.



The quarterly earnings decline was due in part to less favorable mortality experience in several lines of business. It is to be expected that mortality experience will vary from quarter-to-quarter and impact earnings accordingly.
Historically, our mortality experience has been in line with our pricing assumptions.



Contract charges arising from interest sensitive products rose 8 percent in the quarter and 7 percent in the nine months. Premiums associated with traditional insurance products, as shown in the enclosed earnings statement, declined 2 percent for the quarter compared with a 6 percent decline in the first half. Life insurance in force stands at $20.7 billion.



Our marketing plan is on track for the year in terms of the number of new general agents recruited and the business generated by their agents. However, overall new business production continues to lag behind its goal for the year. In mid-October we issued our first variable annuity policies: by year end we expect to enter the variable universal life market as well. While our Century II line of variable products can only marginally impact 1995 sales, they are expected to play a significant role in future sales progress.



Investment earnings rose 8 percent in both the quarter and the nine months, reflecting investment asset growth and an improvement in the portfolio's yield. Realized investment gains equaled $3.7 million compared with $6.0 million at this time last year. The market value of our securities classified as "Available for Sale" which are marked to market in the enclosed statements has risen $56.9 million from year end, net of taxes and related changes in deferred acquisition costs. Additionally, the market value of the entire securities portfolio exceeds its cost basis by $27.1 million.



Home office expenses were up 4.8% for the first nine months. Part of this increase was attributable to costs associated with the development of our variable insurance products and supporting systems and with the observance of our centennial. Changes arising out of our reengineering efforts have yet to impact expense levels to any significant degree.



Stockholder equity per share, or book value, has risen 31 percent on an annualized basis in the nine months to equal $68.69. Excluding the impact of unrealized gains and losses, book value has risen from $64.11 a share to $67.79 a share in the nine months.



The Board of Directors declared a $.39 per share quarterly dividend which is payable November 20 to stockholders of record on November 6.

       W. E. Bixby