Form 10-K
period 1995-12-31
KANSAS CITY LIFE INSURANCE CO
filed 1996-03-28
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the Fiscal Year ended December 31, 1995
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
      For the Transition Period from             to
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

                           Yes    X             No

     As of February 29, 1996, 6,184,705 shares of the Company's capital stock par value $2.50 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $117,477,772.

Part II


                         Documents Incorporated by Reference

Item 5:  Market for Registrant's Common            Page 33 of Annual Report to
         Equity and Related Stockholder            Shareholders for the year
         Matters.                                  ended December 31, 1995.

Item 6:  Selected Financial Data.                  Page 12 of Annual Report to
                                                   Shareholders for the year
                                                   ended December 31, 1995.

Item 7:  Management's Discussion                   Pages 11 through 13 of Annual
         and Analysis of Financial                 Report to Shareholders for
         Condition and Results of                  the year ended December 31,
         Operations.                               1995.

Item 8:  Financial Statements and                  Pages 14 through 27 of Annual
         Supplementary Data.                       Report to Shareholders for
                                                   the year ended December 31,
                                                   1995.



Part IV

Index to Exhibits                                  Pages 14 and 15


                                       PART I


Item 1.  BUSINESS

      Kansas City Life Insurance Company (KCL) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903. The Company operates nationwide, being licensed in 48 states and the District of Columbia.

      The Company primarily operates in a single business segment: individual life insurance and annuity products. A general agency distribution system is employed. Nearly 85% of statutory premiums are derived from individual life insurance and annuities on a consolidated basis. Interest sensitive products, universal life insurance and flexible annuities, comprise the vast majority of these premiums. Individual life insurance and annuities accounted for 92% of new premiums in 1995. KCL introduced its first variable annuity product in late 1995 and will issue a variable universal life product in 1996.

      KCL has two wholly owned life insurance subsidiaries, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (OAIC). Sunset was acquired in 1974. Headquartered in Olympia, Washington, Sunset operates in 21 states, principally west of the Mississippi. California provides one-third of its statutory premiums. The Company offers products similar to KCL's and sells through personal producing general agents. OAIC was acquired in 1991 and its operations, excluding marketing, have been merged into KCL's home office and administrative and accounting systems. OAIC operates in 46 states, primarily selling relatively small policies to the senior market to cover funeral and other final expenses.

      Kansas City Life and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

      Kansas City Life and OAIC respectively have 462 and 101 full time employees who are located in KCL's home office. Sunset has 125 full time employees located in Olympia, Washington.

      The Company is engaged in a crowded, competitive industry, competing with 1,500 to 2,000 other life insurance companies in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the Company operates.


Item 2.  PROPERTIES

      Kansas City Life's home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five story buildings on an eight acre site.

      Sunset owns and wholly occupies a two story office business at 3200 Capitol Boulevard in Olympia, Washington. The building is situated on four acres of land.

      Kansas City Life owns various other properties held for investment.


Item 3.  LEGAL PROCEEDINGS

      In April, 1994, an Oklahoma jury returned a $10.7 million verdict against the Company, consisting of actual and punitive damages. The case, Nita Charlene Pelter Cox and Verna Leanne Pelter Graybill, Personal Representatives of the Estate of Leora Pearl Pelter, Deceased, Plaintiffs, vs. Kansas City Life Insurance Company and Billy D. Stearman, Defendants, arose out of certain alleged actions by Stearman, one of the Company's agents. The Plaintiffs allege that Stearman induced a policyowner to sign a beneficiary designation form naming the agent's wife as beneficiary for $25,000 of a $100,000 death benefit. The Company appealed the adverse jury verdict citing that the trial court committed numerous errors in the conduct of the trial, in determination of issues of evidence, in rulings on dispositive motions, and in jury instructions. On January 16, 1996, a division of the Oklahoma Appellate Court issued an opinion affirming a judgment of $1.3 million. While the opinion substantially reduced the jury verdict, the Company believes this award should be further reduced and has filed a petition for certiorari with the Oklahoma Supreme Court. The Plaintiffs have also filed a petition for certiorari seeking reinstatement of the jury verdict. Management believes that damages, if any, related to this matter would not have a material adverse effect on the Company's consolidated results of operations and financial position.

      In addition to the above case, the Company and certain of its subsidiaries are Defendants in various lawsuits involving claims and disputes with policyowners which often include claims seeking punitive damages. Some of these lawsuits arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. Management believes that the amounts that would ultimately be paid, if any, would have no material adverse effect on the Company's consolidated results of operations and financial position.


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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                      PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information, as of December 31, 1995, is provided with respect to each Director:

                                  Term as
                                  Director                            Served as
                                  Expires      Other Positions        Director
   Name of Director        Age    in April     with the Company         From

Kathryn A. Bixby-Haddad     46      1996     None                       1984
(6)

Daryl D. Jensen (3)(6)      57      1996     None                       1978

Ilus W. Davis (4)(5)(6)     78      1996     None                       1985

Webb R. Gilmore (3)(6)      51      1996     None                       1990

C. John Malacarne           54      1996     Vice President,            1991
(1)(2)(3)                                    General Counsel
                                             and Secretary

W. E. Bixby, III (3)(6)     37    Nominee    None                        --

Nancy Bixby Hudson (3)(6)   44    Nominee    None                        --

J. R. Bixby (1)(2)          70      1997     Chairman of the Board      1957

Robert Philip Bixby         42      1997     Senior Vice President,     1985
(1)(2)                                       Operations

Larry Winn, Jr.             76      1997     None                       1985
(2)(4)(5)(6)

Richard L. Finn             54      1997     Senior Vice President,     1983
(1)(2)                                       Finance

Warren J. Hunzicker, M.D.   75      1997     None                       1989
(6)

W. E. Bixby (1)(2)          64      1998     Vice Chairman of the       1966
                                             Board and President

David D. Dysart (2)(6)      67      1998     None                       1972

Francis P. Lemery           56      1998     Senior Vice President      1985
(1)(2)                                       and Actuary

Michael J. Ross             53      1998     None                       1972
(2)(4)(5)(6)

Jack D. Hayes (1)           55      1998     Senior Vice President,     1995
                                             Marketing


(1) See below with respect to the business experience of executive officers of the Company.

(2)   Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 18, 1996, will be elected for three year term ending in 1998.

(4)   Member of Audit Committee.

(5)   Member of Compensation Committee.

(6) Mrs. Bixby-Haddad was elected Assistant Vice President of the Company in 1980 and served as Vice President, Compensation from 1981 until 1985.
      W. E. Bixby, III was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1980, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Davis is a partner in the law firm of Armstrong, Teasdale, Schlafly and Davis, is a former Mayor of Kansas City, Missouri, and also serves as a Director of Boatmen's Bancshares, Inc., St. Louis, Missouri. Mr. Dysart served as Executive Vice President from 1980 until he retired in January, 1987. Mr. Gilmore is a partner in the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen has been President of Sunset Life Insurance Company of America, a subsidiary of Registrant, since 1973. Mr. Ross has been President of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1971 and was elected Chairman of the Board in 1983. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.


    Name, Age and                           Business Experience
      Position                              During Past 5 Years

J. R. Bixby, 70              Chairman since 1972; President from 1964 until he
Chairman of the Board        retired in April, 1990; responsible for overall
                             corporate policy. Director of Sunset Life, a subsidiary.

W. E. Bixby, 64              Vice Chairman of the Board since 1974; elected
Vice Chairman of the         Executive Vice President in January, 1987 and
                             President and CEO in April, 1990; primarily responsible for the operation of the Company.
                             Chairman of the Board of Sunset Life and President and Chairman of the Board of Old American, subsidiaries.

Robert Philip Bixby, 42      Elected Assistant Secretary in 1979; Assistant Vice
Senior Vice President,       President in 1982; Vice President in 1984 and to
Operations                   present position in 1990; responsible for Customer
                             Services, Computer Services, Claims and Premium
                             Collection.


Richard L. Finn, 54          Elected Vice President in 1976; Financial Vice
Senior Vice President,       President in 1983 and to present position in 1984;
Operations                   chief financial officer and responsible for
                             investment of the Company's funds, accounting and taxes. Director, Vice President and Chief
                             Financial Officer of Old American, a subsidiary.

Name, Age and                               Business Experience
 Position                                   During Past 5 Years

Jack D. Hayes, 55            Elected Senior Vice President, Marketing in
Senior Vice President,       February, 1994; responsible for Marketing,
Marketing                    Marketing Administration, Communications and Public
                             Relations.  Served as Executive Vice President and
                             Chief Marketing Officer of Fidelity Union Life,
                             Dallas, Texas, from June, 1981 to January, 1994.

Francis P. Lemery, 56        Elected Vice President in 1979; Vice President and
Senior Vice President        Actuary in 1980, and to present position in 1984;
Actuary                      responsible for Group Insurance Department,
                             Actuarial Services, State Compliance, New Business and Underwriting. Director of Sunset Life and Old
                             American, subsidiaries.

Robert C. Miller, 49         Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,       Vice President and Auditor in 1987; and to present
Administrative Services      position in 1991.  Responsible for Human Resources
                             and Home Office building and maintenance.

John K. Koetting, 50         Elected Assistant Controller in 1975 and to present
Vice President and           position in 1980; chief accounting officer;
Controller                   responsible Controller for all corporate accounting
                             reports. Director and Vice President and Controller of Old American, a subsidiary.

C. John Malacarne, 54        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General Counsel
Counsel and Secretary        in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary, Stock Transfer Department and Market
                             Compliance. Director of Sunset Life and Director and Secretary of Old American, subsidiaries.

      (d) Joseph R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board and President, are brothers. Kathryn A. Bixby-Haddad and Nancy Bixby Hudson are the daughters of Joseph R. Bixby; Robert Philip Bixby and Walter E. Bixby, III are the sons of W. E. Bixby.

      (e)  See Business Experience During Past 5 Years above.

      (f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

      (a)  Compensation

      The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1995 for the fiscal years ending December 31, 1995, 1994 and 1993.


SUMMARY COMPENSATION TABLE


                             Annual Compensation
                                                                Other    All
                                                                Annual  Other
                                                                Compen- Compen-
                                                                sation  sation
Name and Principal Position          Year  Salary($)  Bonus($)     $       $

W. E. Bixby, Vice Chairman of the    1995   396,780   143,344    7,000   52,903
Board, President and CEO, Kansas     1994   377,880   121,921    7,000   50,350
City Life; Chairman of the Board,    1993   356,460    71,692    7,000   47,360
Sunset Life, and Chairman of the
Board, Old American, subsidiaries.

R. L. Finn, Senior Vice President,   1995   193,380    52,231    5,000   21,835
Finance and Director, Kansas City    1994   184,140    43,672    5,000   20,778
Life; Director, Old American, a      1993   174,120    22,145    5,000   19,611
subsidiary.

F. P. Lemery, Senior Vice Presi-     1995   193,380    52,232    7,000   23,239
dent and Actuary and Director,       1994   184,140    40,449    7,000   22,452
Kansas City Life; Director,          1993   174,120    22,165    7,000   19,508
Sunset Life and Old American,
subsidiaries.

D. D. Jensen, Director, Kansas       1995   176,190    35,275    6,000   21,133
City Life; Vice Chairman of          1994   168,750    39,020    6,000   19,944
the Board and President, Sunset      1993   170,788    20,343    6,000   19,085
Life, a subsidiary.

J. D. Hayes, Senior Vice Presi-      1995   169,620    89,131    3,000   19,215
dent, Marketing and Director,        1994   148,060        35    3,000   55,910
Kansas City Life.

                   ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

      J. D. Hayes began employment with the Company on February 1, 1994. Per-quisites and other personal benefits including $49,895 for moving expenses are included in all other compensation for 1994.

      The Company has a contributory Internal Revenue Code Section 401(k) savings and investment plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 10% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to the employee contributions in the form of capital stock of the Company. The total amount contributed to the plan for the accounts of the named individuals for fiscal years 1993, 1994 and 1995 are respectively as follows: W. E. Bixby, $8,994, $9,000, 9,000; R. L. Finn, $8,706, $9,000, $9,000; F. P. Lemery, $8,706, $9,000, $9,000; D. D.
Jensen, $8,537, $9,000, $9,000; J. D. Hayes, $0, $0, $9,000.

      The Company has adopted a nonqualified deferred compensation plan for approximately 74 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 10% of their monthly salary and the Company contributes an equal amount. The amount contributed to the plan for fiscal years 1993, 1994 and 1995 respectively for the accounts of the named individuals are as follows: W. E. Bixby, $26,652, $28,788, $30,678;
R. L. Finn, $8,706, $9,414, $10,338; F. P. Lemery, $8,706, $9,414, $10,338;
D. D. Jensen, $8,537, $7,875, $8,619; J. D. Hayes, $0, $0, $6,549.

      The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for fiscal years 1993, 1994 and 1995 respectively are as follows: W. E. Bixby, $11,714, $12,562, $13,225;
R. L. Finn, $2,199, $2,364, $2,497; F. P. Lemery, $2,096, $4,038, $3,901; D. D.
Jensen, $2,010, $3,069, $3,514; J. D. Hayes, $0, $2,046, $3,666.

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

Compensation                        Years of Service                 SS**

                      10           20           30           40

  $ 75,000       $ 18,750     $ 37,500     $ 52,500     $ 52,715*  $14,571
   100,000         25,000       50,000       70,000       72.715*   14,571
   125,000         31,250       62,500       87,500       92,715*   14,571
   150,000         37,500       75,000      105,000      112,715*   14,571
   200,000         50,000      100,000      140,000      152,715*   14,571
   250,000         62,500      125,000      175,000      192,715*   14,571
   300,000         75,000      150,000      210,000      232,715*   14,571
   350,000         87,500      175,000      245,000      272,715*   14,571
   400,000        100,000      200,000      280,000      312,715*   14,571
   450,000        112,500      225,000      315,000      352,715*   14,571
   500,000        125,000      250,000      350,000      392,715*   14,571


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

      A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1995, were: W.
E. Bixby, 38 years; R. L. Finn, 21 years; F. P. Lemery, 35 years; D. D. Jensen, 29 years; J. D. Hayes, 2 years.

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

      (j)  Additional Information with Respect to Compensation Committee

      The members of the Compensation Committee are Ilus W. Davis, Michael J. Ross and Larry Winn, Jr.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners

      The following sets forth information as of February 29, 1996, concerning holding of voting securities of the Company's $2.50 par value capital stock, which is the Company's only class of voting stock.

      Name and Address of Beneficial Owners:

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Insurance Company
      Savings and Investment Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

              437,504 shares                                  7.0

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Employee Stock Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

               44,219 shares                                   .7

     *Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

      Angeline I. Bixby
      c/o William A. Hirsch, Esq.
      Morrison & Hecker
      2600 Grand Avenue, Kansas City, MO  64108

      Amount and Nature of Ownership**                 Percent of Class

              341,484 shares                                  5.5

    **Includes 165,035 shares in the Walter E. Bixby Descendants Trust.
      Angeline I. Bixby, Robert Philip Bixby and Walter E. Bixby, III are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict the transfer of the shares.

      Angeline I. Bixby; Joseph R. Bixby; Margie Morris Bixby; Kathryn A. Bixby-Haddad; Kathryn A. Bixby-Haddad as Custodian for Kellie S. Curtis; Sorouch Haddad; Nancy Bixby Hudson; Robert Philip Bixby; Walter E. Bixby, III;
James R. Gammon as Trustee of the Walter E. Bixby Family Trust; Robert
Philip Bixby, Angeline I. Bixby, and Walter E. Bixby, III, as Co-Trustees of the Walter E. Bixby Descendants Trust; W. E. Bixby; W. E. Bixby as
Trustee for Trust B created pursuant to the Will of Edwin Bixby and Trust
B created pursuant to the Will of Angeline Reynolds Bixby were members of a group that agreed to act together for the purpose of holding Common
Stock, and the Common Stock ownership of such group was reflected in a
Schedule 13D filed with the Commission on November 23, 1988 and subsequently amended. The agreement that documented the various rights and obligations among all of the members of that group expired May 20, 1990.

Nonetheless, Ms. Bixby and other former members of the Bixby Group in sub-sequent filings with the Commission have indicated that they currently share the expectation of many members of their extended family that a majority of the Common Stock will continue to be beneficially owned by such individuals or be under the control of trustees under certain testamentary or inter vivos trusts for the benefit of such individuals.

      (b)  Security Ownership of Management

      The names of the nominees proposed by management for election to three year terms at the annual meeting to be held April 18, 1996 are set forth as follows:

                                                  Served    Shares of
                                                   as a     Record and
                               Principal         Director  Beneficially
       Nominee                 Occupation         Since       Owned     Percent
                                                                       of Class

C. John Malacarne          Vice President,         1991           10
3520 Broadway              General Counsel                     5,459(2)     *
Kansas City, MO            and Secretary

Daryl D. Jensen            Vice Chairman of the    1978           24
2143 Old Port Dr.          Board and President,                6,968(2)     *
Olympia, WA                Sunset Life Insurance
                           Company of America,
                           Olympia, WA

Webb R. Gilmore            Partner -               1990          220        *
Attorney at Law            Gilmore & Bell
833 Westover Rd.
Kansas City, MO

                                                   Served   Shares of
                                                   as a     Record and
                               Principal         Director  Beneficially Percent
       Nominee                 Occupation         Since       Owned       of
                                                                         Class

W. E. Bixby, III           President, Old           --       176,399       5.6
3520 Broadway              American Insur-                     2,129(2)
Kansas City, MO            ance Company,                     165,035(3)
                           Kansas City, MO                     1,886(4)

Nancy Bixby Hudson         Investor                 --       165,783       2.7
926 Hobson
Lander, WY

      The following Directors were elected April 21, 1994 for a three year term:



Joseph R. Bixby            Chairman of the         1957    1,484,611(1)    24.0
3520 Broadway              Board
Kansas City, MO

Richard L. Finn            Senior Vice Presi-      1983           12
3520 Broadway              dent, Finance                       6,008(2)      *
Kansas City, MO

Robert Philip Bixby        Senior Vice Presi-      1985      175,989
3520 Broadway              dent, Operations                    5,439(2)     5.7
Kansas City, MO                                              165,035(3)
                                                               8,232(5)

Larry Winn, Jr.            Retired Represent-      1985          166         *
8420 Roe Ave.              ative, U.S. Congress
Prairie Village, KS

Warren J. Hunzicker, M.D.  Director                1989          150          *
1248 Stratford Rd.
Kansas City, MO

      The following Directors were elected April 20, 1995 for a three year term:

W. E. Bixby                Vice Chairman of        1966    1,156,659        19.1
3520 Broadway              the Board and                      23,864(2)
Kansas City, MO            President

David D. Dysart            Director                1972        9,000          *
HCR 69, Box 395
Sunrise Beach, MO

Francis P. Lemery          Senior Vice Presi-      1985          708          *
3520 Broadway              dent and Actuary                    6,968(2)
Kansas City, MO

Michael J. Ross            Chairman of the         1972          300          *
12826 Dubon Lane           Board and President,
St. Louis, MO              Jefferson Bank and
                           Trust Company,
                           St. Louis, MO

Jack D. Hayes              Senior Vice Presi-      1995        1,000          *
3520 Broadway              dent, Marketing                       227(2)
Kansas City, MO


                                                  Served   Shares of                                           as a     Record and
                               Principal         Director  Beneficially Percent
       Nominee                 Occupation         Since       Owned       of
                                                                         Class

      The following Directors' terms will expire April 18, 1996:


Kathryn A. Bixby-Haddad    Investor                1984      170,776(1)     3.2
2517 W. 118th St.                                             30,000(6)
Leawood, KS

Ilus W. Davis              Partner - Armstrong,    1985        1,000         *
Attorney at Law            Teasdale, et al
1001 W. 59th Terr.
Kansas City, MO

All Directors, executive officers
and their spouses (also includes all
shares held by Trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                           4,206,132        68.0

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

(3) Shares in the Walter E. Bixby Descendants Trust. Robert Philip Bixby, Walter E. Bixby, III and Angeline I. Bixby are Co-Trustees. The Trustees share voting and investment power. The terms of the trust restrict transferring shares.

(4) Shares as to which W. E. Bixby, III is Custodian for his nephew under Missouri Uniform Gifts to Minors law.

(5) Shares as to which Robert Philip Bixby is Custodian for minor nieces and nephews under the Missouri Uniform Gifts to Minors law.

(6) Shares as to which Mrs. Kathryn A. Bixby-Haddad is Custodian for her niece, Kellie Curtis, and has voting and investment power. The terms of the deed of gift restrict the transfer of these shares.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      (a)(1)  Financial Statements

      The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1995 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . .   14
   Consolidated Balance Sheet -
      December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . .   15
   Consolidated Statement of Stockholder Equity -
      Years ended December 31, 1995, 1994 and 1993 . . . . . . . . .   16
   Consolidated Statement of Cash Flows -
      Years ended December 31, 1995, 1994 and 1993 . . . . . . . . .   17
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 18-26
   Report of Independent Auditors  . . . . . . . . . . . . . . . . .   27

      (a)(2)  Supplementary Data and Financial Statement Schedules

      Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 1995  . . . . . . . . .   17
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 1995, 1994 and 1993 . . . . . . 18-20
   III - Supplementary Insurance Information, Years ended
            December 31, 1995, 1994 and 1993 . . . . . . . . . . . .   21
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 1995, 1994 and 1993 . . . . . . . . . . . .   21

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      (b)  Reports on Form 8-K

           None.

      (c)  Exhibits

           Exhibit
           Number:                           Basic Documents:

             3(a)     1986 Restatement of Articles of Incorporation.  [Filed as
                      Exhibit 3(a) to the Company's 10-K Report for 1986 and incorporated herein by reference]

             3(b) Bylaws as amended October 26, 1986. [Filed as Exhibit 3(b) to the Company's 10-K Report for 1986 and incorporated herein by reference]

             3(c) Specimen copies of Capital Stock Certificates, (a) less than 100 shares; (b) 100 shares; and (c) unlimited. [Filed as Exhibit 3(d) to the Company's 10-K Report for 1985 and in-corporated herein by reference]

            10(a) Fourth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit 10(a) to the Company's 10-K Report for 1993 and incorporated herein by reference]

            10(b) Twenty-first Amendment, Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 10(b) to the Company's 10-K Report for 1994 and incorporated herein by reference]

           Exhibit
           Number:                           Basic Documents:

            10(c) Ninth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company's 10-K Report for 1994 and incorporated herein by reference]

            10(d) Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(e) to the Company's 10-K Report for 1990 and incorporated herein by reference]

            11        Computation of Per Share Earnings.

            13        Annual Report to Shareholders for the year ended December
                      31, 1995.

            21        Subsidiaries.

            23(a)     Consent of Independent Auditors.

            23(b)     Consent of Independent Auditors.

            27        Financial Data Schedule.

            99(a) Form 11-K for the Kansas City Life Insurance Company Savings and Investment Plan for the year 1995 and filed as a part hereof and incorporated herein by reference.

            99(b) Prospectus for Kansas City Life Insurance Company Savings and Investment Plan.

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 28, 1996



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ W. E. Bixby                          By: /s/ Richard L. Finn
    W. E. Bixby                                  Richard L. Finn
    Director; Vice Chairman of the               Director; Senior Vice
    Board and President                          President, Finance
    (Principal Executive Officer)                (Principal Financial Officer)
Date: March 28, 1996                         Date: March 28, 1996



By: /s/ J. R. Bixby                          By: /s/ Francis P. Lemery
    J. R. Bixby                                  Francis P. Lemery
    Director; Chairman of                        Director; Senior Vice
    the Board                                    President and Actuary
Date: March 28, 1996                         Date: March 28, 1996



By: /s/ Warren J. Hunzicker                  By: /s/ Daryl D. Jensen
    Warren J. Hunzicker, M.D.                    Daryl D. Jensen
    Director                                     Director
Date: March 28, 1996                         Date: March 28, 1996


By: /s/ C. John Malacarne                    By: /s/ R. Philip Bixby
    C. John Malacarne                            R. Philip Bixby
    Director; Vice President,                    Director; Senior Vice
    General Counsel and Secretary                President, Operations
Date: March 28, 1996                         Date: March 28, 1996


Schedule I

                         KANSAS CITY LIFE INSURANCE COMPANY
         SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  December 31, 1995


                                                                     Amount at
                                                                     Which Shown
                                                             Fair    in Balance
          Type of Investment                    Cost         Value      Sheet

                                                         (in thousands)

Fixed maturity securities,
available-for-sale:
  Bonds:
    United States government and government
      agencies and authorities               $  138,372    141,599   141,599
    Mortgage-backed securities                  242,187    251,276   251,276
    States, municipalities and political
      subdivisions                               46,369     46,479    46,479
    Public utilities                            279,156    285,185   285,185
    All other corporate bonds                   884,821    909,783   909,783
  Redeemable preferred stocks                    13,510     13,352    13,352
    Total                                     1,604,415  1,647,674 1,647,674

Equity securities, available-for-sale:
  Common stocks                                     187         72        72
  Nonredeemable preferred stocks                 62,165     70,765    70,765
    Total                                        62,352     70,837    70,837

Fixed maturity securities,
held-to-maturity:
  Bonds:
    United States government and government
      agencies and authorities                    3,742      4,075    3,742
    States, municipalities and political
      subdivisions                                2,225      2,394    2,225
    Public utilities                            175,700    188,608  175,700
    All other corporate bonds                   138,727    144,834  138,727
    Total                                       320,394    339,911  320,394

Mortgage loans on real estate                   235,213             235,213
Real estate, net                                 48,542              48,542
Real estate joint ventures                       36,103              36,103(1)
Policy loans                                     94,312              94,312
Other investments                                36,898              36,898
    Total investments                        $2,438,229           2,489,973


(1)The carrying value of the real estate joint ventures reflects adjustments for the Company's equity in the results of the operations of the joint ventures.


Schedule II




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    BALANCE SHEET

                                                                 December 31
                                                            1995           1994

                                                                (in thousands)

Assets
Investments:
  Fixed maturity securities:
    Available for sale, at fair value                    $1,246,684    986,011
    Held to maturity, at amortized cost                     218,166    276,084
  Equity securities available for sale, at fair value:
    Investments in affiliates                               190,083    159,893
    Other                                                    56,807     65,968
  Mortgage loans on real estate, net                        207,465    236,391
  Real estate, net                                           47,976     52,300
  Real estate joint ventures                                 32,272     22,285
  Policy loans                                               75,305     77,840
  Short-term                                                 26,966     16,534
    Total investments                                     2,101,724  1,893,306

Deferred acquisition costs                                   90,296     98,431
Other assets                                                 88,650     84,959
Separate account assets                                       1,264         -

    Total assets                                         $2,281,934  2,076,696

Liabilities and stockholders' equity
Future policy benefits                                   $  452,332    452,509
Accumulated contract values                               1,206,233  1,155,796
Other liabilities                                           164,978    124,696
Separate account liabilities                                  1,264         -
    Total liabilities                                     1,824,807  1,733,001

Stockholders' equity:
  Capital stock                                              23,121     23,121
  Paid in capital                                            13,039     11,847
  Unrealized gains (losses) on securities
    available for sale and equity securities, net            29,740    (51,345)
  Retained earnings including $85,213,000 undis-
    tributed earnings of affiliates ($79,495,000 - 1994)    477,826    446,149
  Less treasury stock, at cost                              (86,599)   (86,077)
    Total stockholders' equity                              457,127    343,695

    Total liabilities and stockholders' equity           $2,281,934  2,076,696



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.



Schedule II (continued)




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  INCOME STATEMENT

                                               Years ended December 31

                                              1995       1994       1993

                                                          (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                          $ 23,927     28,187     29,575
    Accident and health                       22,324     22,580     20,207
  Contract charges                            52,932     49,600     47,782
Investment revenues:
  Investment income, net                     144,502    133,006    124,666
  Dividends from affiliates                    6,400      4,000      4,500
  Realized gains, net                          4,581      5,492     18,118
Other                                          6,906      8,892      8,576
  Total revenues                             261,572    251,757    253,424

Benefits and expenses
Policy benefits:
  Death benefits                              42,217     41,400     39,813
  Surrenders of life insurance                12,491     12,965     13,427
  Other benefits                              44,066     44,928     42,213
  Increase in benefit and contract reserves   54,348     47,506     56,563
Amortization of policy acquisition costs      13,693     15,554      9,293
Insurance operating expenses                  52,328     48,457     46,030
Management fees from affiliates               (5,995)    (4,744)    (3,173)
  Total benefits and expenses                213,148    206,066    204,166

Pretax income                                 48,424     45,691     49,258

Federal income taxes                          12,404     12,722     14,494

Income before equity in undistributed income
  of affiliates and nonrecurring item         36,020     32,969     34,764

Equity in undistributed income of affiliates   5,718      5,889      7,290

Income before nonrecurring item               41,738     38,858     42,054

Postemployment benefits, net                       -      1,481         -

Net income                                  $ 41,738     37,377     42,054


The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.


Schedule II (continued)





                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 CASH FLOW STATEMENT

                                                     Years ended December 31

                                              1995       1994       1993

                                                          (in thousands)

Net cash from operating activities         $  43,035     29,081    19,762

Investing activities
Investments called, matured or repaid        232,966    260,836   670,024
Investments sold                             141,990     43,649   176,968
Investments purchased or originated         (445,236)  (378,958) (903,642)
Other                                           (538)       477    (5,748)

  Net cash used in investing activities      (70,818)   (73,996)  (62,398)

Financing activities
Repayment of short-term debt                       -    (10,555)  (25,408)
Policyowner contract deposits                132,408    133,648   136,556
Withdrawals of policyowner
  contract deposits                          (94,150)   (74,650)  (61,539)
Cash dividends to stockholders               (10,061)    (8,609)   (8,358)
Other                                            670        816      (130)

  Net cash from financing activities          28,867     40,650    41,121

Increase (decrease) in cash                    1,084     (4,265)   (1,515)
Cash at beginning of year                      4,240      8,505    10,020

  Cash at end of year                      $   5,324      4,240     8,505


The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.


Schedule III



                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUPPLEMENTARY INSURANCE INFORMATION



The Company believes it operates in a single industry segment, that of providing life and accident and health insurance coverage. Therefore, supplementary information for this segment is limited to the following:

                                                        December 31

                                                    1995           1994

                                                       (in thousands)

      Unearned premiums (included in              $  925          1,003
      other policyowners' funds in the
      accompanying Consolidated Balance
      Sheet)

All other information required by this Schedule is shown in the accompanying Consolidated Income Statement and Consolidated Balance Sheet.





                                                            Schedule V



                          VALUATION AND QUALIFYING ACCOUNTS


                                                  Years ended December 31

                                               1995          1994       1993

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $ 9,942        11,113     10,743
  Additions                                        -             -        448
  Deductions                                  (2,564)       (1,171)       (78)
  End of year                                $ 7,378         9,942     11,113


Mortgage loan valuation account
  Beginning of year                          $10,500        10,500      7,000
  Additions                                        -             -      3,500
  End of year                                $10,500        10,500     10,500


Allowance for uncollectible accounts
  Beginning of year                          $ 2,732         2,642      2,572
  Additions                                    1,258           464        613
  Deductions                                  (2,867)         (374)      (543)
  End of year                                $ 1,123         2,732      2,642