Form 10-Q
period 1996-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1996-05-14
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended March 31, 1996


Commission File No. 2-40764


Kansas City Life Insurance Company
3520 Broadway
Kansas City, Missouri   64111-2565

Phone:  (816) 753-7000

IRS Number:  44-0308260

Incorporated in the State of Missouri



The Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                Yes    X                                No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.


                Class                   Outstanding at April 18, 1996
Common Stock, $2.50 par value                    6,182,989 shares


Kansas City Life Insurance Company
Quarter ended March 31, 1996


Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's first quarter operating earnings totaled $1.93 per share, exceeding last year's record level by 8 percent. Net income per share equaled $2.03, a 13 percent increase over last year. Improvements in claims and mortality experience at all three of our insurance companies largely account for the increase over last year. In addition, continued expense control contributed to the improvement.

Sales

Consolidated sales, in terms of new annualized premiums, rose 5 percent due to 10 percent growth in universal life and a six-fold increase in group dental. Flexible annuities declined 19 percent in the first quarter partially offsetting the growth in the lines noted above. Our new variable annuity product produced $1.6 million in annualized premiums. Additionally, insurance in-force was up 4 percent on an annualized basis.

Insurance Revenues

Total insurance revenues rose 11 percent in the first quarter. Traditional life insurance premiums, consisting of traditional annuities, largely single premium business, and group life, increased 8 percent or $2.0 million. Much of this growth was attributable to the group life and single premium annuity lines of business. Accident and health premiums increased 32 percent or $2.3 million, reflecting $2.1 million growth in group dental premiums. Contract charges on interest sensitive products were up 7 percent.

Investment Revenues

Net investment income increased 3 percent in the first quarter, largely in line
with investment asset growth.   Realized gains from investments totaled $0.9
million compared with $0.1 million in 1995.

Benefits

Total benefits rose 7 percent for the quarter. However, mortality experience improved versus last year. Additionally, surrenders of traditional life insurance rose 11 percent in the quarter as they returned to historical levels from an unusually be neficial year in 1995. Other benefits increased 14 percent, largely due to increased group dental payments. In total, benefits equaled 111 percent of insurance revenues in the first quarter compared with 116 percent last year.

Other Expenses

Home office insurance operating expenses declined slightly in the first quarter reflecting the Company's continued focus on expense control and reduction.


Liquidity and Capital Resources

Statements made in the Company's 1995 Annual Report to Stockholders remain pertinent.

Total funds provided from operations totaled $17.6 million, slightly down from last year's $18.3 million. Funds from all other sources rose $17.9 million above last year due to increases in sales and maturities of investments.

The Company's assets totaled $2.9 billion at period end, slightly down from the prior year end, due to a decline in the market value of our available-for-sale securities. This decline in market value was due to a general rise in interest rates. Thu s, these securities experienced a $31.7 million unrealized decline, net of taxes and the related impact on deferred policy acquisition costs. Excluding this change in market value, assets grew at a 5 percent annualized rate in the first quarter. Bo ok value per share equaled $70.46 at quarter end. Excluding unrealized losses of $1.9 million at the end of the quarter, book value per share totaled $70.77, a 9 percent annualized increase since the first of the year.






Part II:  Other Information
Item 4.  Result of Votes of Security Holders

On April 18, 1996, the Annual Stockholders Meeting was held at 3520 Broadway,
 Kansas City, Missouri. At this meeting, there were 6,184,705 shares outstanding and eligible to vote, and 5,341,881 shares were represented at the meeting either in person or by proxy. The following Directors were elected for a three year term:

Director Elected           Votes Received
Walter E. Bixby, III            5,303,260
Webb R. Gilmore                 5,307,589
Nancy Bixby Hudson              5,304,680
Daryl D. Jensen                 5,300,941
C. John Malacarne               5,326,825

The following Directors continued their term of office after this meeting:

J. R. Bixby
R. Philip Bixby
W. E. Bixby
David D. Dysart
Richard L. Finn
Jack D. Hayes
Warren J. Hunzicker, M. D.
Francis P. Lemery
Michael J. Ross
Larry Winn, Jr.

All of the above named Directors constitute the full Board of Kansas City Life Insurance Company.

Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1996.








SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY




/s/Richard L. Finn
Senior Vice President, Finance


/s/John K. Koetting
Vice President and Controller


/s/C. John Malacarne
Vice President, General Counsel and Secretary

Date:  May 10, 1996



KANSAS CITY LIFE INSURANCE COMPANY
Quarter ended March 31, 1996
EXHIBIT

Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                      March 31     December 31
                                        1996           1995
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,667,323      1,647,674
    Securities held to maturity,
      at amortized cost                  305,498        320,394
  Equity securities available
    for sale, at market                   72,812         70,837
  Mortgage loans                         227,064        235,213
  Real estate, net                        48,626         48,542
  Real estate joint ventures              26,949         36,103
  Policy loans                            94,536         94,312
  Short-term                              18,277         36,898
                                   -------------  -------------
                                       2,461,085      2,489,973

Deferred acquisition costs               200,266        192,476
Other assets                             223,590        220,055
Separate account assets                    3,155          1,264
                                   -------------  -------------

                                     $ 2,888,096      2,903,768
                                   =============  =============

Liabilities and equity
Future policy benefits               $   691,858        685,729
Accumulated contract values            1,523,724      1,518,968
Other liabilities                        233,703        240,680
Separate account liabilities               3,155          1,264
                                   -------------  -------------
  Total liabilities                    2,452,440      2,446,641

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         13,734         13,039
  Unrealized gains (losses) on
    securities available for sale         (1,935)        29,740
  Retained earnings                      487,777        477,826
  Less treasury stock                    (87,041)       (86,599)
                                   -------------  -------------
                                         435,656        457,127
                                   -------------  -------------

                                     $ 2,888,096      2,903,768
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6181663 - 1996 and 6165670 - 1995).

* These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.



Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended    Quarter ended
                                                 March 31        March 31
                                              1996     1995     1996     1995
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 26,780   24,815   26,780   24,815
    Accident and health                       9,408    7,131    9,408    7,131
  Contract charges                           19,655   18,418   19,655   18,418
Investment revenues:
  Investment income, net                     46,927   45,675   46,927   45,675
  Realized gains                                944      105      944      105
Other                                         3,154    2,589    3,154    2,589
                                            -------  -------  -------  -------
    Total revenues                          106,868   98,733  106,868   98,733
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             20,814   20,426   20,814   20,426
  Surrenders of life insurance                3,940    3,542    3,940    3,542
  Other benefits                             15,478   13,596   15,478   13,596
  Increase in benefit and contract reserve   21,981   20,607   21,981   20,607
Amortization of policy acquisition costs      7,557    6,325    7,557    6,325
Insurance operating expenses                 19,054   18,294   19,054   18,294
Interest expense                                  1        0        1        0
                                            -------  -------  -------  -------
    Total benefits and expenses              88,825   82,790   88,825   82,790
                                            -------  -------  -------  -------

Pretax income                                18,043   15,943   18,043   15,943
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     7,653    5,013    7,653    5,013
  Deferred                                   (2,157)     (98)  (2,157)     (98)
                                            -------  -------  -------  -------
                                              5,496    4,915    5,496    4,915
                                            -------  -------  -------  -------

Net income                                $  12,547   11,028   12,547   11,028
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.93     1.78     1.93     1.78
  Realized gains, net                          0.10     0.01     0.10     0.01
                                            -------  -------  -------  -------

  Net income                                 $ 2.03     1.79     2.03     1.79
                                            =======  =======  =======  =======



CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                               Quarter ended
                                                 March  31
                                             1996         1995
 Operating activities
   Net cash provided                        $17,586       18,312

 Investing activities
 Investments called or matured:
   Decrease (increase) in
     short-term investments                  18,620      (19,058)
   Fixed maturities available for sale       48,975       18,490
   Fixed maturities held to maturity         16,657        9,512
   Mortgage loans                            11,736        4,752
   Joint ventures                             6,199        2,859
   Other                                      2,072          294
 Investments sold:
   Fixed maturities available for sale       14,900       45,378
   Equity securities available for sale         504        9,578
   Other                                        979          461
 Investments made:
   Fixed maturities available for sale     (136,891)     (70,153)
   Mortgage loans                            (3,500)     (15,153)
   Other                                     (3,142)      (4,363)
 Other, net                                   1,487           69
   Net cash used                            (21,404)     (17,334)

 Financing activities
 Policyowner contract deposits               43,495       46,540
 Withdrawals of policyowner
   contract deposits                        (36,928)     (33,856)
 Dividends paid to stockholders              (2,596)      (2,219)
 Other, net                                     211         (124)
   Net cash provided                          4,182       10,341

 Increase in cash                              $364       11,319


Message from the President

I am pleased to report a record quarter on an operating earnings basis. Kansas City Life earned $1.93 per share, which was 8 percent above last year's first quarter, our previous best quarter. Net income per share climbed 13 percent to $2.03 a share. Much of this performance was attributable to improved mortality and claims experience at all three of our insurance companies. Home office insurance operating expenses were also lower than the same quarter last year.

Consolidated new annualized premiums were 5 percent above last year's first quarter, which was the best quarter of 1995 in terms of sales. A primary contributor to this sales growth was group dental premiums which rose sixfold. New universal life premiums increased 10 percent, but flexible annuity premiums were off by a third. Our recently introduced variable annuity product contributed $1.6 million in annualized premiums and I anticipate that it will become increasingly important to our sales performance as 1996 unfolds. Insurance in force equals $21.3 billion, a 4 percent annualized increase. Insurance revenues rose 11 percent in the accompanying income statement, reflecting double-digit growth in traditional annuity, group life and group dental premiums, and 7 percent growth in contract charges associated with our interest sensitive products.

Investment income increased 3 percent for the quarter. Realized investment gains totaled $900 thousand for the quarter, compared to $100 thousand a year ago. Rising interest rates during the quarter caused the market value of the securities classified as "available-for-sale" to decline, resulting in an unrealized loss of $1.9 million as of the end of the quarter, net of related tax and deferred acquisition costs effects. This contrasts with a net unrealized gain of $29.7 million as of the end of last year.

There were two key promotions at the recent Board of Directors meeting. R. Philip Bixby was promoted to Executive Vice President and Charles R. Duffy, Jr. was named Senior Vice President, Operations. Phil has served Kansas City Life in various capacities over his 18-year career, most recently as Senior Vice President, Operations. Charlie was formerly Vice President, Insurance Administration, and has been with the Company for six years.

Book value per share declined from $73.99 at last year end to $70.46 at the end of the quarter. The decline was caused by the change in the market value of our securities classified as "available for sale" as discussed above.

The Board also approved a $.42 a share quarterly dividend to be paid May 20 to stockholders of record on May 6.


                                             /s/W. E. Bixby