Form 10-Q
period 1996-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1996-08-06
CIK 54473

Securities and Exchange Commission
                           Washington, D. C.  20549


                                   Form 10-Q


              Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                      For the Quarter ended June 30, 1996


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


          Class                    Outstanding at July 3, 1996
Common Stock, $2.50 par value              6,193,038 shares










                      Kansas City Life Insurance Company
                          Quarter ended June 30, 1996


Part I

Item 1.   Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating income per share rose 8 percent for both the second quarter and six months to $1.62 and $3.55, respectively. Results for 1996 have been aided by improved benefits experience in the individual lines and reduced operating expenses. Net income per share, which includes realized gains, was up 9 percent to $3.60. Second quarter net income per share equaled $1.57, representing 5 percent growth.

Sales

Consolidated new annualized premiums increased 4 percent over 1995 for both the first half and second quarter. Group premiums doubled last year's six month volume due to a triple-digit increase in dental business. Second quarter group premiums increased 69 percent compared to a year ago. Universal life premiums were 6 percent higher year-to-date while annuities declined 13 percent. The Company's new variable annuity and universal life products contributed $4.3 million in new annualized premiums, representing 11 percent of 1996 individual sales. Life insurance in-force totaled $21.6 billion at period end, a 5 percent annualized increase from last year end.

Insurance Revenues

Total insurance revenues increased 7 percent for the six months and 2 percent for the second quarter. Accident and health premiums grew 23 percent for the six months and 15 percent in the quarter due largely to increases in group dental business. Life premiums grew 3 percent in the first half, but declined 3 percent in the quarter. Life premiums include group life and individual annuities, both of which increased considerably this year, and traditional individual life which was down 1 percent through the first half. Contract charges on interest sensitive products rose 5 percent in the six months and 4 percent in the quarter.



Investment Revenues

Net investment income increased 2 percent for the six months and 1 percent for the quarter. Excluding the effects of unrealized gains and losses, investments have grown 4 percent over the past twelve months. Income growth has not kept pace with asset growth due to market yields on new investments which are considerably below the portfolio's yield. Realized investment gains have been minimal in both years totaling $.5 million in 1996, up $.3 million from a year ago.

Benefits

Total benefits were up 5 percent for the six months and were 59.3 percent of operating revenues, a slight increase from a year ago. More favorable claims experience in the individual lines was offset by the group lines' experience as discussed below. Benefits for the quarter were up 3 percent. Surrenders of traditional life insurance were 13 percent lower for the first half and declined 30 percent for the quarter. Mortality experience was generally favorable as death benefits rose 2 percent year-to-date and 3 percent in the second quarter. Other benefits, up 18 percent for the first half and 22 percent for the quarter, resulted from increased group volume and higher claims ratios.

Other Expenses

Operating expenses have been restrained over the past several years with the Company's efficiency programs, and 1996 continues this favorable trend. Home office insurance operating expenses declined in both the six months and second quarter.

Liquidity and Capital Resources

Statements made in the Company's 1995 Annual Report to Stockholders remain pertinent.

Total funds provided from operations totaled $21.4 million for the first half, down 4 percent from last year. Funds from all sources, however, rose 6 percent to $339.6 million due to increased maturities of investments this year.

The Company's assets totaled $2.9 billion at June 30, down slightly from prior year end due to a drop in market values for securities available-for-sale. Market values declined due to rising interest rates throughout 1996. Excluding market value changes for these securities, total assets increased 3 percent on an annualized basis. Book value per share equaled $69.35 at June 30, down $4.64 from year end. This decline was attributable to a $45.5 million decrease in the market values of securities available-for-sale, net of related deferred policy acquisition costs and income taxes. Excluding unrealized gains and losses, book value totaled $71.90 per share, an 8 percent annualized increase from last year end.



Part II:  Other Information
Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1996.










                                  SIGNATURES


Pursuant to  the requirements  of the  Securities Exchange  Act of  1934,   the
registrant has duly caused  this report  to be  signed on  its behalf   by  the
undersigned thereunto duly authorized.


                      KANSAS CITY LIFE INSURANCE COMPANY




___________________________
/s/Richard L. Finn
Senior Vice President, Finance


___________________________
/s/John K. Koetting
Vice President and Controller


___________________________
/s/C. John Malacarne
Vice President, General Counsel and Secretary



                             Date:  August 6, 1996










                      KANSAS CITY LIFE INSURANCE COMPANY
                          Quarter ended June 30, 1996
                                    EXHIBIT

                       Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                      June 30     December 31
                                        1996           1995
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,693,914      1,647,674
    Securities held to maturity,
      at amortized cost                  278,587        320,394
  Equity securities available
    for sale, at market                   70,995         70,837
  Mortgage loans                         237,392        235,213
  Real estate, net                        45,634         48,542
  Real estate joint ventures              26,707         36,103
  Policy loans                            94,304         94,312
  Short-term                               6,931         36,898
                                   -------------  -------------
                                       2,454,464      2,489,973

Deferred acquisition costs               203,927        192,476
Other assets                             215,373        220,055
Separate account assets                    6,056          1,264
                                   -------------  -------------

                                     $ 2,879,820      2,903,768
                                   =============  =============

Liabilities and equity
Future policy benefits               $   694,851        685,729
Accumulated contract values            1,531,384      1,518,968
Other liabilities                        218,019        240,680
Separate account liabilities               6,056          1,264
                                   -------------  -------------
  Total liabilities                    2,450,310      2,446,641

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         14,244         13,039
  Unrealized gains (losses) on
    securities available for sale        (15,747)        29,740
  Retained earnings                      494,875        477,826
  Less treasury stock                    (86,983)       (86,599)
                                   -------------  -------------
                                         429,510        457,127
                                   -------------  -------------

                                     $ 2,879,820      2,903,768
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6185168 in 1996 and 6169488 in 1995).

* These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.


Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended   Six Months ended
                                                  June 30        June 30
                                              1996     1995     1996     1995
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,076   25,757   51,856   50,572
    Accident and health                       8,449    7,341   17,857   14,472
  Contract charges                           19,362   18,622   39,017   37,040
Investment revenues:
  Investment income, net                     46,435   45,977   93,361   91,652
  Realized gains (losses)                      (474)      41      470      146
Other                                         3,240    2,617    6,395    5,206
                                            -------  -------  -------  -------
    Total revenues                          102,088  100,355  208,956  199,088
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             21,766   21,119   42,580   41,545
  Surrenders of life insurance                3,815    5,417    7,755    8,959
  Other benefits                             15,284   12,579   30,762   26,175
  Increase in benefit and contract reserve   20,615   20,527   42,596   41,133
Amortization of policy acquisition costs      7,408    7,718   14,965   14,043
Insurance operating expenses                 19,522   19,367   38,577   37,661
                                            -------  -------  -------  -------
    Total benefits and expenses              88,410   86,727  177,235  169,516
                                            -------  -------  -------  -------

Pretax income                                13,678   13,629   31,721   29,572
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,890    5,284   13,542   10,297
  Deferred                                   (1,906)    (937)  (4,063)  (1,035)
                                            -------  -------  -------  -------
                                              3,984    4,347    9,479    9,262
                                            -------  -------  -------  -------

Net income                                 $  9,695    9,282   22,242   20,310
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.62     1.50     3.55     3.28
  Realized gains (losses), net                (0.05)   (0.00)    0.05     0.01
                                            -------  -------  -------  -------

  Net income                                 $ 1.57     1.50     3.60     3.29
                                            =======  =======  =======  =======

CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)
                                             Six Months ended June  30
                                             1996         1995

Operating activities
   Net cash provided                        $21,371       22,307

 Investing activities
 Investments called or matured:
   Decrease in short-term investments, net   29,967          982
   Fixed maturities available for sale       94,660       40,852
   Fixed maturities held to maturity         45,252       20,453
   Mortgage loans                            19,525       24,747
   Other                                      3,431        2,960
 Investments sold:
   Fixed maturities available for sale       53,628       97,306
   Equity securities available for sale         504       14,670
   Real estateJoint ventures                 12,325        1,438
   Other                                      1,733        2,619
 Investments made:
   Fixed maturities available for sale     (270,169)    (220,037)
   Equity securities available for sale      (6,297)     (10,121)
   Mortgage loans                           (19,705)     (16,690)
   Real estate joint ventures                (1,221)      (5,566)
   Other                                     (1,340)        (144)
 Other, net                                   1,289       (1,695)
   Net cash used                            (36,418)     (48,226)

 Financing activities
 Policyowner contract deposits               87,176       92,488
 Withdrawals of policyowner
   contract deposits                        (71,447)     (66,335)
 Dividends paid to stockholders              (5,194)      (5,242)
 Other, net                                     403          703
   Net cash provided                         10,938       21,614

 Decrease in cash                           ($4,109)      (4,305)

Message to the President

Kansas City Life's growth in operating earnings in the second quarter continued at the pace established in the first quarter. Operating earnings per share rose 8 percent in both the second quarter and the first half, totaling $1.62 for the quarter and $3.55 for the half. Improved benefits experience and reduced operating expenses accounted for much of the growth in earnings. Net income per share for the quarter rose 5 percent to $1.57 a share and for the half rose 9 percent to $3.60 a share.

Sales, in terms of annualized new premiums, rose 4 percent in the first half. Universal life premiums increased 6 percent while group premiums more than doubled, led by a triple-digit increase in group dental premiums. However, a 28 percent decline in new annuity premiums partially offset the other lines' improved sales. Our recently introduced variable universal life and annuity products contributed $4.3 million in new annualized premiums in the half, which represents 11 percent of our individual sales. For the half, insurance in force rose at a 5 percent annualized rate to $21.6 billion.

Insurance revenues rose 7 percent in the first half and 2 percent in the quarter. Life insurance premiums rose 3 percent in the half as 28 percent growth in group life premiums and a 40 percent improvement in traditional annuity premiums offset a 1 percent decline in traditional individual life premiums. Accident and health premiums advanced 23 percent as group disability premiums rose by a third. Contract charges arising from our interest sensitive lines increased 5 percent in the first half.

Investment income rose 2 percent in the first half and 1 percent in the quarter. This compares with a 4 percent growth in invested assets over the past twelve months, excluding the effects of unrealized gains and losses. The market value of securities classified as available-for-sale declined in the first half in response to rising market interest rates.

Stockholders' equity per share, or book value, equaled $69.35 at period's end, down $4.64 per share from year end. The decline in our securities' market value over the period because of rising interest rates resulted in a $45.5 million reduction in stockholders' equity, net of income tax effects. Excluding these unrealized gains and losses, book value climbed 8 percent on an annualized basis to $71.90 a share.

The Board recently approved a $.42 a share quarterly dividend to be paid on August 19 to our stockholders of record on August 5.





                                           /s/ W. E.  Bixby