Form 10-Q
period 1996-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1996-11-12
CIK 54473

Securities and Exchange Commission
                           Washington, D. C.  20549


                                   Form 10-Q


              Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                   For the Quarter ended September 30, 1996


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


          Class                       Outstanding at October 3, 1996
            Common Stock, $2.50 par value         6,195,952 shares









                      Kansas City Life Insurance Company
                       Quarter ended September 30, 1996


Part I

Item 1.   Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating earnings per share equaled $1.39 in the third quarter, a 5 percent increase over last year. Nine month operating income per share of $4.94 represents 7 percent growth. Much of this earnings growth has come from improved mortality experience in the life lines of business. Realized investment gains have been lower this year, thus impacting net earnings. Net income per share dropped 11 percent for the third quarter to $1.50, and for the nine months rose 2 percent to $5.10.

Sales

Consolidated new annualized premiums increased 3 percent for the nine months and 1 percent for the third quarter. Sales of new variable annuity and universal life products totaled $8.1 million this year and accounted for 14 percent of individual sales. Universal life premiums at our affiliate Sunset Life increased 20 percent over last year. Group premiums increased 68 percent largely due to new group dental business. Partly offsetting these successes, individual life sales at Kansas City Life remain below expectations and new fixed annuity premiums, reflecting shifting consumer preferences, declined 28 percent. Life insurance in-force totaled $21.8 billion at period end, a 5 percent annualized increase from last year end.

Insurance Revenues

Insurance revenues, in total, rose 7 percent for the nine months and 9 percent for the quarter. Life premiums rose due to double-digit growth in single-premium annuities and group life premiums. This growth was partially offset by traditional life premiums which were flat thus far in 1996. Accident and health premiums, aided by the group dental sales discussed above, increased 27 percent year-to-date and 34 percent during the third quarter. Contract charge revenues on interest sensitive products increased 5 percent in the nine months and 6 percent in the third quarter.



Investment Revenues

Net investment income was 2 percent higher through nine months and flat for the quarter. The book value of the Company's invested assets increased an annualized 3 percent over last year end. Offsetting this growth has been a 20 basis point drop in the portfolio's yield, reflecting lower available returns on new investments. The majority of realized gains on investments for both years occurred in the third quarter. These gains totaled $3.5 million for the third quarter last year and $1.0 million for the same period this year.

Benefits

Total benefits grew 5 percent  for both  the nine  months and  third quarter.
Benefits equaled 60.4 percent  of operating  revenues through  nine months  and
62.6 percent for the quarter, both slightly higher than last year. While overall benefits experience deteriorated slightly, mortality was more favorable than last year, and death benefits were flat for the nine months and dropped 5 percent for the quarter. Traditional life surrenders were also better, down 11 percent year-to-date and 6 percent in the third quarter. Offsetting the more favorable death benefits and surrenders, other benefits increased 23 percent for the nine months and 34 percent for the quarter. Other benefits include group dental business which is experiencing historically high claims ratios this year, and the home health care line, a closed block of business that has likewise been effected by adverse claims experience. Rate increases are being sought in both of these lines of business.

Other Expenses

Insurance operating expenses include commissions, capitalized policy acquisition costs and home office operating expenses. Home office operating expenses increased 2 percent thus far in 1996. These expenses equaled 17.8 percent of operating revenues, an improvement from 18.4 percent last year.

Liquidity and Capital Resources

Statements made in the Company's 1995 Annual Report to Stockholders remain pertinent.

Cash provided from operating activities totaled $34.5 million for the nine months, a 13 percent increase from a year ago. Funds from all sources totaled $483.8 million, down 8 percent versus last year due to lower sales from the Company's investment portfolio.

Total assets of $2.9 billion at September 30 represents a small increase from year end. However, excluding market value changes in available-for-sale securities, total assets increased an annualized 3 percent from last year end. Unrealized gains and losses on available-for-sale securities also adds significant volatility to stockholders' equity and book value. A $39.9 million decrease in equity since last year end was due to changes in market value arising from interest rate changes. Reported book value per share equaled $71.33, down from $73.99 at last year end. Excluding the effects of unrealized gains and losses, book value equaled $72.97 a share, a 7 percent annualized improvement since last year end.


Part II:  Other Information
Item 6.

(a)   Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1996.




                                  SIGNATURES


Pursuant to  the requirements  of the  Securities Exchange  Act of  1934,   the
registrant has duly caused  this report  to be  signed on  its behalf   by  the
undersigned thereunto duly authorized.


                      KANSAS CITY LIFE INSURANCE COMPANY




___________________________
/s/ Richard L. Finn
Senior Vice President, Finance


___________________________

/s/ John K. Koetting
Vice President and Controller


___________________________

/s/ C. John Malacarne
Vice President, General Counsel and Secretary



                            Date:  November 7, 1996




                      KANSAS CITY LIFE INSURANCE COMPANY
                       Quarter ended September 30, 1996
                                    EXHIBIT

                       Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                    September 30     December 31
                                        1996           1995
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,707,738      1,647,674
    Securities held to maturity,
      at amortized cost                  270,600        320,394
  Equity securities available
    for sale, at market                   74,017         70,837
  Mortgage loans                         238,087        235,213
  Real estate, net                        43,593         48,542
  Real estate joint ventures              27,073         36,103
  Policy loans                            94,744         94,312
  Short-term                              26,499         36,898
                                   -------------  -------------
                                       2,482,351      2,489,973

Deferred acquisition costs               205,446        192,476
Other assets                             218,134        220,055
Separate account assets                   10,427          1,264
                                   -------------  -------------

                                     $ 2,916,358      2,903,768
                                   =============  =============

Liabilities and equity
Future policy benefits               $   699,956        685,729
Accumulated contract values            1,537,435      1,518,968
Other liabilities                        226,571        240,680
Separate account liabilities              10,427          1,264
                                   -------------  -------------
  Total liabilities                    2,474,389      2,446,641

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         14,555         13,039
  Unrealized gains (losses) on
    securities available for sale        (10,130)        29,740
  Retained earnings                      501,588        477,826
  Less treasury stock                    (87,165)       (86,599)
                                   -------------  -------------
                                         441,969        457,127
                                   -------------  -------------

                                     $ 2,916,358      2,903,768
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   6,187,677 shares (6,172,200 shares - 1995).

* These interim financial statements should be read in conjunction with the Company's Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.



Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1996     1995     1996     1995
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,629   24,699   77,485   75,271
    Accident and health                       9,717    7,226   27,574   21,698
  Contract charges                           19,527   18,477   58,543   55,517
Investment revenues:
  Investment income, net                     46,884   46,980  140,245  138,632
  Realized gains                              1,032    3,505    1,502    3,651
Other                                         2,888    2,154    9,285    7,360
                                            -------  -------  -------  -------
    Total revenues                          105,677  103,041  314,634  302,129
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             21,329   22,360   63,909   63,905
  Surrenders of life insurance                3,684    3,899   11,439   12,858
  Other benefits                             17,320   12,908   48,082   39,083
  Increase in benefit and contract reserve   23,189   23,027   65,786   64,160
Amortization of policy acquisition costs      7,340    6,918   22,305   20,961
Insurance operating expenses                 19,789   18,981   58,365   56,642
Interest expense                                  0       18        1       18
                                            -------  -------  -------  -------
    Total benefits and expenses              92,651   88,111  269,887  257,627
                                            -------  -------  -------  -------

Pretax income                                13,026   14,930   44,747   44,502
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,189    5,034   18,731   15,331
  Deferred                                   (1,477)    (548)  (5,540)  (1,583)
                                            -------  -------  -------  -------
                                              3,712    4,486   13,191   13,748
                                            -------  -------  -------  -------

Net income                                 $  9,314   10,444   31,556   30,754
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.39     1.32     4.94     4.60
  Realized gains, net                          0.11     0.37     0.16     0.38
                                            -------  -------  -------  -------

  Net income                                 $ 1.50     1.69     5.10     4.98
                                            =======  =======  =======  =======

CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)
                                                          Nine Months ended
                                                            September  30
                                                          1996         1995
 Operating activities
   Net cash provided                                     $34,546       30,647

 Investing activities
 Investments called or matured:
   Decrease (increase) in short-term investments, net     10,397      (16,112)
   Fixed maturities available for sale                   125,447       83,318
   Fixed maturities held to maturity                      54,915       39,598
   Equity securities available for sale                    8,378        9,004
   Mortgage loans                                         34,860       38,893
   Real estate joint ventures                              7,541        1,541
   Other                                                   1,240          500
 Investments sold:
   Fixed maturities available for sale                    77,739      154,069
   Equity securities available for sale                      504       18,984
   Real estate                                             2,543        5,410
   Real estate joint ventures                              5,263            0
   Other                                                    (432)       5,314
 Investments made:
   Fixed maturities available for sale                  (331,294)    (373,293)
   Equity securities available for sale                  (13,623)     (12,387)
   Mortgage loans                                        (34,305)     (21,915)
   Real estate joint ventures                             (2,067)      (4,198)
   Other                                                  (1,540)      (1,209)
 Other, net                                                  348          177
   Net cash used                                         (54,086)     (72,306)

 Financing activities
 Policyowner contract deposits                           130,812      136,140
 Withdrawals of policyowner
   contract deposits                                    (106,628)     (89,087)
 Dividends paid to stockholders                           (7,794)      (7,652)
 Other, net                                                  406       (1,720)
   Net cash provided                                      16,796       37,681

 Decrease in cash                                        ($2,744)      (3,978)


Message from the President

Earnings growth slowed during the third quarter. Operating income per share equaled $4.94 a share for the nine months, a 7 percent increase. Third quarter operating earnings per share of $1.39 increased 5 percent over 1995's third quarter. When realized investment gains are taken into account, net income equaled $5.10 a share for the nine months, and $1.50 a share for the quarter. Due to declines in realized gains this year, net income per share rose just 2 percent for the nine months and declined 11 percent for the third quarter.

We have achieved some successes in our marketing efforts thus far in 1996, but challenges remain. New annualized premiums for our group of companies were up 3 percent so far this year. The recently introduced variable products contributed $8.1 million in new premiums, one-ninth of our total new premiums. New group dental premiums more than doubled in the first nine months. Sunset Life, our affiliate based in the northwest, achieved double-digit growth in new universal life premiums. However, partially offsetting these achievements, fixed annuity premiums declined by a fourth reflecting changing consumer preferences. Also the results from our efforts to rebuild sales momentum in our individual lines at Kansas City Life have yet to meet our expectations, although many signs are promising.

Investment income rose 1 percent for the nine months and was level for the third quarter. Realized investment gains declined $2.1 million from last year to equal $1.5 million thus far in 1996. Most of the decrease occurred in the third quarter. Such fluctuations may be expected as the investment portfolio is managed in order to maximize its total return.

This year's earnings growth has largely come from more favorable mortality experience in our life lines of business. Two factors however offset part of the benefit of the improved mortality. Claims ratios in our group dental line have run at historically high levels this year. Also, adverse claims ratios continued to be experienced in the home health care line, a closed block of business. Some rate increases have been enacted and additional increases are being sought.

Fluctuations in interest rates cause the market value of our securities classified as "available for sale" to fluctuate as well. Last year interest rates declined resulting in an increase in stockholders' equity as our portfolio's market value increased. This year the opposite has occurred as interest rates have risen. The result has been that stockholders' equity has declined by $39.9 million from the beginning of the year as a result of the change in the value of our securities classified as "available for sale". Reported book value per share fell from $73.99 at year end to $71.33 currently. However, excluding the effect on equity of these swings in interest rates and security market values, book value equaled $72.97 a share at quarter end, a 7 percent annualized increase.

We are pleased to report that Kansas City Life was named by the Ward Financial Group to the "Ward's 50" for the third consecutive year. The Ward Financial Group, a management consulting firm specializing in financial performance information, views our Company as one of the fifty best life insurance companies in the United States from the standpoint of safety and financial performance.

The Board of Directors approved a $.42 a share quarterly dividend payable on November 25th to stockholders of record on November 12th.



                                        /s/ W. E. Bixby