Form 10-K
period 1996-12-31
KANSAS CITY LIFE INSURANCE CO
filed 1997-03-26
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the Fiscal Year ended December 31, 1996
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the Transition Period from             to
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

                                        None
                                  (Title of Class)


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No

     As of February 28, 1997, 6,191,562 shares of the Company's capital stock par value $2.50 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $138,113,597.

Part II


                         Documents Incorporated by Reference

Item 5:  Market for Registrant's Common            Page 33 of Annual Report to
         Equity and Related Stockholder            Shareholders for the year
         Matters.                                  ended December 31, 1996.

Item 6:  Selected Financial Data.                  Page 12 of Annual Report to
                                                   Shareholders for the year
                                                   ended December 31, 1996.

Item 7:  Management's Discussion                   Pages 10 through 12 of
         and Analysis of Financial                 Annual to Shareholders for
         Condition and Results of                  the year ended December 31,
         Operations.                               1996.

Item 8:  Financial Statements and                  Pages 14 through 27 of
         Supplementary Data.                       Annual Report to
                                                   Shareholders for year ended
                                                   December 31, 1996.


Part IV

Index to Exhibits                                  Page 14

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

      The Company primarily operates in a single business segment: individual life insurance and annuity products. A general agency distribution system is employed. Nearly 82% of statutory premiums are derived from individual life insurance and annuities on a consolidated basis. Interest sensitive products, universal life and flexible annuities, comprise the vast majority of these premiums. Individual life insurance and annuities accounted for 81% of new statutory premiums in 1996. KCL introduced its first variable annuity in late 1995 and its first variable universal life product in January, 1996. Together these products totaled 13% of new statutory premiums in 1996.

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

      KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

      KCL and OAIC respectively have 467 and 89 full time employees who are located in KCL's home office. Sunset has 113 full time employees located in Olympia, Washington.

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

      Sunset owns and wholly occupies a two story office building at 3200 Capitol Boulevard in Olympia, Washington. The building is situated on four acres of land.

      Kansas City Life owns various other properties held for investment.


Item 3.  LEGAL PROCEEDINGS

      In January, 1996, a division of the Oklahoma Appellate Court issued an opinion reducing a prior $10.7 million judgment against the Company to $1.3 million which the Company has accrued. The case, Nita Charlene Pelter Cox and Verna Leanne Pelter Graybill, Personal Representatives of the Estate of Leora Pearl Pelter, Deceased, Plaintiffs, vs. Kansas City Life Insurance Company and Billy D. Stearman, Defendants, arose out of certain alleged actions by Stearman, one of the Company's agents. In November, 1996, an Oklahoma District Court judge ruled that the Company was also responsible for $2.5 million of a judgment rendered against the agent in the same case. The Company believes that the court's ruling violates the Company's rights and guarantees under the Oklahoma and Federal Constitutions as well as Oklahoma common and statutory law. The Oklahoma Supreme Court has agreed to hear the Company's appeal. Management believes that damages, if any, related to this matter would not have a material effect on the Company's consolidated results of operations and financial position.

      In addition to the above case, the Company and certain of its subsidiaries are Defendants in lawsuits involving claims and disputes with policyowners that may include claims seeking punitive damages. Some of these lawsuits arise in jurisdictions such as Alabama where juries sometimes award punitive damages grossly disproportionate to the actual damages. Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company and its subsidiaries believe that there are meritorious defenses for these claims and are defending them vigorously. Management believes that the amounts that would ultimately be paid, if any, would have no material effect on the Company's consolidated results of operations and financial position.


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

      Incorporated by Reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.                 PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information, as of December 31, 1996, is provided with respect to each Director:

                                   Term as
                                   Director                         Served as
                                   Expires       Other Positions    Director
   Director         Age            in April      with the Company   From

J. R. Bixby (1)(2)(3)        71      1997      Chairman of the Board       1957

Robert Philip Bixby          43      1997      Executive Vice President    1985
(1)(2)(3)

Richard L. Finn              55      1997      Senior Vice President,      1983
(1)(2)(3)                                      Finance

Warren J. Hunzicker, M.D.    76      1997      None                        1989
(3)(6)

Larry Winn, Jr.              77      1997      None                        1985
(2)(3)(4)(5)(6)

W. E. Bixby (1)(2)           64      1998      Vice Chairman of the        1966
                                               Board and President

Jack D. Hayes (1)            56      1998      Senior Vice President,      1995
                                               Marketing

Francis P. Lemery            57      1998      Senior Vice President       1985
(1)(2)                                         and Actuary

Michael J. Ross              55      1998      None                        1972
(2)(4)(5)(6)

W. E. Bixby, III (6)         38      1999      None                        1996

Webb R. Gilmore              52      1999      None                        1990
(2)(4)(5)(6)

Nancy Bixby Hudson (6)       44      1999      None                        1996

Daryl D. Jensen (6)          57      1999      None                        1978

C. John Malacarne            55      1999      Vice President,             1991
(1)(2)                                         General Counsel
                                               and Secretary

(1) See below with respect to the business experience of executive officers of the Company.

(2)   Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 24, 1997, will be elected for a three year term ending in 2000.

(4)   Member of Audit Committee.

(5)   Member of Compensation Committee.

(6) W. E. Bixby, III was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Gilmore is a partner in the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen has been President of Sunset Life Insurance Company of America, a subsidiary of Registrant, since 1973. Mr. Ross has been President of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1971 and was elected Chairman of the Board in 1983. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

J. R. Bixby, 71              Chairman since 1972; President from 1964 until he
Chairman of the Board        retired in April, 1990.  Responsible for overall
                             corporate policy. Director of Sunset Life, a subsidiary.

W. E. Bixby, 64              Vice Chairman of the Board since 1974; elected
Vice Chairman of the         Executive Vice President in January, 1987; and
Board, President and CEO     and CEO in April, 1990.  Primarily responsible for
                             the operation of the Company. Chairman of the of Sunset Life and Old American, subsidiaries.

Robert Philip Bixby, 43      Elected Assistant Secretary in 1979; Assistant
Executive Vice President     President in 1982; Vice President in 1984; Senior
                             Vice President, Operations in 1990; and to present position in 1996.

Richard L. Finn, 55          Elected Vice President in 1976; Financial Vice
Senior Vice President,       President in 1983; and to present position in
Finance                      1984. Chief financial officer and responsible for
                             investment of the Company's funds, accounting and taxes. Director of Sunset Life and Director, Vice
                             President and Chief Financial Officer of Old
                             American, subsidiaries.

Jack D. Hayes, 56            Elected Senior Vice President, Marketing in
Senior Vice President,       February 1994.  Responsible for Marketing,
Marketing                    Marketing Administration, Communications and
                             Public Relations.  Served as Executive Vice
                             President and Chief Marketing Officer of Fidelity
                             Union Life, Dallas, Texas, from June, 1981 to
                             January, 1994.

Francis P. Lemery, 57        Elected Vice President in 1979; Vice President and
Senior Vice President        Actuary in 1980; and to present position in 1984.
Actuary                      Responsible for Group Insurance Department,
                             Actuarial Services, State Compliance, New Business and underwriting. Director of Sunset Life and Old
                             American, subsidiaries.

Robert C. Miller, 50         Elected Assistant Auditor in 1972; Auditor in
Senior Vice President,       1973; Vice President and Auditor in 1987; and to
Administrative Services      present position in 1991.  Responsible for Human
                             Resources and Home Office building and
                             maintenance.  Business Experience

Charles R. Duffy, Jr., 49    Elected Vice President, Computer Information
Senior Vice President,       Services in 1989; Vice President, Insurance
Operations                   Administration in 1992; and to present position in
                             1996.  Responsible for the Company's Computer
                             Operations, Customer Services, Claims, Premium
                             Collection and Agency Administration.  Director of
                             Sunset Life and Old American, subsidiaries.

John K. Koetting, 51         Elected Assistant Controller in 1975; and to
Vice President and           position in 1980.  Chief accounting officer
Controller                   responsible for all corporate accounting reports.
                             Director of Old American, a subsidiary.

C. John Malacarne, 55        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General
Counsel and Secretary        Counsel in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary, Stock Transfer Department and Market
                             Compliance. Director and Secretary of Sunset Life and Old American, subsidiaries.

      (d) J. R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board and President, are brothers. Nancy Bixby Hudson is the daughter of J. R. Bixby; Robert Philip Bixby and W. E. Bixby, III are the sons of W. E. Bixby.

      (e)  See Business Experience During Past 5 Years above.

      (f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

      (a)  Compensation

      The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1996 for the fiscal years ending December 31, 1996, 1995 and 1994.

SUMMARY COMPENSATION TABLE


                             Annual Compensation
                                                                Other    All
                                                                Annual  Other
                                                                Compen- Compen-
                                                                sation  sation
   Name and Principal Position       Year  Salary($)  Bonus($)     $       $

W. E. Bixby, Vice Chairman of the    1996   416,640    58,042    7,000   55,586
Board, President and CEO, Kansas     1995   396,780   143,344    7,000   52,903
City Life; Chairman of the Board     1994   377,880   121,921    7,000   50,350
of Sunset Life and Old American,
subsidiaries.

R. L. Finn, Senior Vice President,   1996   202,080    28,336    5,500   24,305
Finance and Director, Kansas City    1995   193,380    52,231    5,000   21,835
Life; Director of Sunset Life and    1994   184,140    43,672    5,000   20,778
Old American, subsidiaries.

F. P. Lemery, Senior Vice Presi-     1996   202,080    28,336    7,000   24,305
dent and Actuary and Director,       1995   193,380    52,232    7,000   23,239
Kansas City Life; Director of        1994   184,140    40,449    7,000   22,452
Sunset Life and Old American,
subsidiaries.

D. D. Jensen, Director, Kansas       1996   184,000    29,515    6,000   22,090
City Life; Vice Chairman of          1995   176,190    35,275    6,000   21,133
the Board and President, Sunset      1994   168,750    39,020    6,000   19,944
Life, a subsidiary.

J. D. Hayes, Senior Vice Presi-      1996   177,240    45,713    4,000   21,442
dent, Marketing and Director,        1995   169,620    89,131    3,000   19,215
Kansas City Life.                    1994   148,060        35    3,000   55,910


                   ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

      J. D. Hayes began employment with the Company on February 1, 1994. Per-quisites and other personal benefits including $49,895 for moving expenses are included in all other compensation for 1994.

      The Company has a contributory Internal Revenue Code Section 401(k) savings and investment plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 10% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to the employee contributions in the form of capital stock of the Company. The Company contributed $9,000 to the plan for the account of J. D. Hayes in 1995 and 1996, and $9,000 for the accounts of the named individuals in 1994, 1995 and 1996.

      The Company has adopted a nonqualified deferred compensation plan for approximately 62 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 10% of their monthly salary and the Company contributes an equal amount. The amount contributed to the plan for fiscal years 1994, 1995 and 1996 respectively for the accounts of the named individuals are as follows: W. E. Bixby, $28,788, $30,678, $32,664;
R. L. Finn, $9,414, $10,338, $11,208; F. P. Lemery, $9,414, $10,338, $11,208;
D. D. Jensen, $7,875, $8,619, $9,400; J. D. Hayes, $0, $6,549, $8,724.

      The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for fiscal years 1994, 1995 and 1996 respectively are as follows: W. E. Bixby, $12,562, $13,225, $13,922;
R. L. Finn, $2,364, $2,497, $4,097; F. P. Lemery, $4,038, $3,901, $4,097; D. D.
Jensen, $3,069, $3,514, $3,690; J. D. Hayes, $2,046, $3,666, $3,718.

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

Compensation                        Years of Service                     SS**

                      10           20           30           40

$ 75,000         $ 18,750     $ 37,500     $ 52,044*    $ 52,044*   $15,912
 100,000           25,000       50,000       70,000       72,044*    15,912
 125,000           31,250       62,500       87,500       92,044*    15,912
 150,000           37,500       75,000      105,000      112,044*    15,912
 200,000           50,000      100,000      140,000      152,044*    15,912
 250,000           62,500      125,000      175,000      192,044*    15,912
 300,000           75,000      150,000      210,000      232,044*    15,912
 350,000           87,500      175,000      245,000      272,044*    15,912
 400,000          100,000      200,000      280,000      312,044*    15,912
 450,000          112,500      225,000      315,000      352,044*    15,912
 500,000          125,000      250,000      350,000      392,044*    15,912

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

      A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1996, were: W.
E. Bixby, 39 years; R. L. Finn, 22 years; F. P. Lemery, 36 years; D. D. Jensen, 30 years; J. D. Hayes, 3 years.

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

      (g)  Compensation of Directors

      Outside Directors are paid $4,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. J. R. Bixby, Chairman of the Board, is paid $30,000 quarterly. Directors of Sunset Life, a subsidiary, are paid $500 quarterly and Directors of Old American are paid $250 quarterly. Director fees are included in the Compensation Table.

      (h) Employment Contracts and Termination of Employment and Change in Control Arrangements

      There are no employment contracts between the Company and its executive officers. The Company's benefit plans contain typical provisions applicable to all employees for termination of employment.

      (j)  Additional Information with Respect to Compensation Committee

      The members of the Compensation Committee: Ilus W. Davis (January 1, 1996 to April 22, 1996), Webb R. Gilmore (from April 22, 1996), Michael J. Ross and Larry Winn, Jr.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners

      The following sets forth information as of February 28, 1997, concerning holding of voting securities of the Company's $2.50 par value capital stock, which is the Company's only class of voting stock.

      Name and Address of Beneficial Owners:

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Insurance Company
      Savings and Investment Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

              443,991 shares                                  7.2

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Employee Stock Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

               41,748 shares                                   .7

     *Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

      Angeline I. O'Connor
      c/o William A. Hirsch, Esq.
      Morrison & Hecker
      2600 Grand Avenue, Kansas City, MO  64108

      Amount and Nature of Ownership**                 Percent of Class

              347,649 shares                                  5.6

    **Includes 171,035 shares in the Walter E. Bixby Descendants Trust.
      Angeline I. O'Connor, Robert Philip Bixby and W. E. Bixby, III are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict the transfer of the shares.

      Angeline I. O'Connor (then known as Angeline I. Oxler); J. R. Bixby; Margie Morris Bixby; Kathryn A. Bixby-Haddad; Kathryn A. Bixby-Haddad as Custodian for Kellie S. Curtis; Sorouch Haddad; Nancy Bixby Hudson; Robert Philip Bixby; W. E. Bixby, III; James R. Gammon as Trustee of the Walter E. Bixby Family Trust;
      Robert Philip Bixby, Angeline I. O'Connor and W. E. Bixby, III as Co-Trustees of the Walter E. Bixby Descendants Trust; W. E. Bixby; W. E. Bixby as Trustee for Trust B created pursuant to the Will of Edwin Bixby and Trust B created pursuant to the Will of Angeline Reynolds Bixby were members of a group that agreed to act together for the purpose of holding common stock, and the common stock ownership of such group was reflected in a Schedule 13D filed with the Commission on November 23, 1988 and subsequently amended. The agreement that documented the various rights and obligations among all of the members of that group expired
      May 20, 1990.

      Nonetheless, Mrs. O'Connor and other former members of the Bixby Group in subsequent filings with the Commission have indicated that they currently share the expectation of many members of their extended family that a majority of the common stock will continue to be beneficially owned by such individuals or be under the control of Trustees under certain testamentary or inter vivos Trusts for the benefit of such individuals.

      (b)  Security Ownership of Management

      The names of the nominees proposed by management for election to three year terms at the annual meeting to be held April 24, 1997 are set forth as follows:

                                              Served    Shares of
                                               as a     Record and
                           Principal         Director  Beneficially  Percent
       Nominee             Occupation         Since       Owned      of Class

J. R. Bixby                Chairman of the         1957    1,484,281(1) 24.0
3520 Broadway              Board
Kansas City, MO

Robert Philip Bixby        Executive Vice          1985      175,164
3520 Broadway              President                           5,964(2) 5.7
Kansas City, MO                                              171,035(3)
                                                               9,222(5)

Richard L. Finn            Senior Vice Presi-      1983           12
3520 Broadway              dent, Finance                       6,357(2)   *
Kansas City, MO

Warren J. Hunzicker, M.D.  Director                1989          150      *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.            Retired Represent-      1985          166      *
8420 Roe Ave.              ative, U.S. Congress
Prairie Village, KS


      The following Directors were elected April 20, 1995 for a three year term:

W. E. Bixby                Chairman of                     1,155,009   19.0
3520 Broadway              the Board and                      25,398(2)
Kansas City, MO            President

Jack D. Hayes              Senior Vice Presi-      1995        1,000      *
3520 Broadway              dent, Marketing                       397(2)
Kansas City, MO

Francis P. Lemery          Senior Vice Presi-      1985          708      *
3520 Broadway              dent and Actuary                    7,346(2)
Kansas City, MO

Michael J. Ross            Chairman of the         1972          300      *
12826 Dubon Lane           Board and President,
St. Louis, MO              Jefferson Bank and
                           Trust Company,
                           St. Louis, MO

      The following Directors were elected April 18, 1996 for a three year term:


W. E. Bixby, III           President, Old          1996      176,234    5.7
3520 Broadway              American Insur-                     1,963(2)
Kansas City, MO            ance Company,                     171,035(3)
                           Kansas City, MO                     3,371(4)

Webb R. Gilmore            Partner -               1990          500      *
Attorney at Law            Gilmore & Bell
833 Westover Rd.

Nancy Bixby Hudson         Investor                1996      165,783    2.7
425 Baldwin Creek Rd.
Lander, WY

Daryl D. Jensen            Vice Chairman of the    1978           24
2143 Old Port Dr.          Board and President,                7,035(2)   *
Olympia, WA                Sunset Life Insurance
                           Company of America,
                           Olympia, WA

C. John Malacarne          Vice President,         1991           10
3520 Broadway              General Counsel                     5,791(2)   *
Kansas City, MO            and Secretary

All Directors, executive officers
and their spouses (also includes all
shares held by Trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                           4,204,316   68.0

     *Less than 1%.


(1) Includes 900 shares owned by the spouse of J. R. Bixby. Beneficial ownership of these shares is disclaimed.

(2) Approximate vested beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants in the plans may instruct the Trustees how to vote those shares held in their account.

(3)   Shares in the Walter E. Bixby Descendants Trust.  Robert Philip Bixby, W.
      E. Bixby, III and Angeline I. O'Connor are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict transferring shares.

(4) Shares as to which W. E. Bixby, III is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.

(5) Shares as to which Robert Philip Bixby is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      (a)(1)  Financial Statements

      The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1996 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .   14
   Consolidated Balance Sheet -
      December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .   15
   Consolidated Statement of Stockholder Equity -
      Years ended December 31, 1996, 1995 and 1994 . . . . . . . . .   16
   Consolidated Statement of Cash Flows -
      Years ended December 31, 1996, 1995 and 1994 . . . . . . . . .   17
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 18-26
   Report of Independent Auditors  . . . . . . . . . . . . . . . . .   27

      (a)(2)  Supplementary Data and Financial Statement Schedules

      Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 1996  . . . . . . . . .   16
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 1996, 1995 and 1994 . . . . . . 17-19
   III - Supplementary Insurance Information, Years ended
            December 31, 1996, 1995 and 1994 . . . . . . . . . . . .   20
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 1996, 1995 and 1994 . . . . . . . . . . . .   20 All
other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

      (b)  Reports on Form 8-K

           None.

      (c)  Exhibits

           Exhibit
           Number:                           Basic Documents:

             3(a)     1986 Restatement of Articles of Incorporation.  [Filed as
                      Exhibit 3(a) to the Company's 10-K Report for 1986 and incorporated herein by reference]

             3(b) Bylaws as amended October 26, 1986. [Filed as Exhibit 3(b)to the Company's 10-K Report for 1986 and incorporated herein by reference]

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

            11        Computation of Per Share Earnings.

            13        Annual Report to Shareholders for the year ended December
                      31, 1996.

            21        Subsidiaries.

            23(a)     Consent of Independent Auditors.

            23(b)     Consent of Independent Auditors.

            27        Financial Data Schedule.

            99(a) Form 11-K for the Kansas City Life Insurance Company Savings and Investment Plan for the year 1996 and filed as a part hereof and incorporated herein by reference.

            99(b) Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(b) to the Company's 10-K Report for 1995 and incorporated herein by reference]

                      SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 26, 1997



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ W. E. Bixby                          By: /s/ Richard L. Finn
    W. E. Bixby                                  Richard L. Finn
    Director; Vice Chairman of the               Director; Senior Vice
    Board and President                          President, Finance
    (Principal Executive Officer)                (Principal Financial Officer)
Date: March 26, 1997                         Date: March 26, 1997



By: /s/ J. R. Bixby                          By: /s/ Francis P. Lemery
    J. R. Bixby                                  Francis P. Lemery
    Director; Chairman of                        Director; Senior Vice
    the Board                                    President and Actuary
Date: March 26, 1997                         Date: March 26, 1997



By: /s/ R. Philip Bixby                      By: /s/ C. John Malacarne
    R. Philip Bixby                              C. John Malacarne
    Director; Executive                          Director; Vice President,
    Vice President                               General Counsel and Secretary
Date: March 26, 1997                         Date: March 26, 1997



By: /s/ Warren J. Hunzicker                  By: /s/ Daryl D. Jensen
    Warren J. Hunzicker, M.D.                    Daryl D.Jensen
    Director                                     Director
Date: March 26, 1997                         Date: March 26, 1997

Schedule I


                         KANSAS CITY LIFE INSURANCE COMPANY
         SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                  December 31, 1996

                                                                    Amount at
                                                                    Which Shown
                                                             Fair   in Balance
          Type of Investment                    Cost         Value    Sheet

                                                         (in thousands)

Fixed maturity securities,
available-for-sale:
  Bonds:
    United States government and government
      agencies and authorities               $  144,299      145,414   145,414
    Mortgage-backed securities                  253,810      258,751   258,751
    States, municipalities and political
      subdivisions                              101,456       97,513    97,513
    Public utilities                            254,875      253,999   253,999
    All other bonds                             994,240      989,756   989,756
  Redeemable preferred stocks                    13,411       13,720    13,720
    Total                                     1,762,091    1,759,153 1,759,153

Equity securities, available-for-sale:
  Common stocks                                     187           78        78
  Perpetual preferred stocks                     71,335       78,940    78,940
    Total                                        71,522       79,018    79,018

Fixed maturity securities,
held-to-maturity:
  Bonds:
    States, municipalities and political
      subdivisions                                3,527        3,701    3,527
    Public utilities                            138,592      143,905  138,592
    All other bonds                             106,314      108,436  106,314
      Total                                     248,433      256,042  248,433

Mortgage loans on real estate, net              246,493               246,493
Real estate, net                                 43,750                43,750
Real estate joint ventures                       28,356                28,356
Policy loans                                     94,412                94,412
Short-term                                       19,642                19,642
    Total investments                        $2,514,699             2,519,257

Schedule II


                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    BALANCE SHEET


                                                               December 31

                                                             1996      1995

                                                                (in thousands)

Assets
Investments:
  Fixed maturity securities:
    Available for sale, at fair value                   $1,322,965  1,246,684
    Held to maturity, at amortized cost                    162,502    218,166
  Equity securities available for sale, at fair value:
    Investments in affiliates                              197,424    190,083
    Other                                                   61,783     56,807
  Mortgage loans on real estate, net                       222,548    207,465
  Real estate, net                                          42,658     47,976
  Real estate joint ventures                                24,025     32,272
  Policy loans                                              74,070     75,305
  Short-term                                                10,912     26,966
    Total investments                                    2,118,887  2,101,724

Deferred acquisition costs                                  94,095     90,296
Other assets                                                85,385     88,650
Separate account assets                                     13,916      1,264

    Total assets                                        $2,312,283  2,281,934

Liabilities and stockholders' equity
Future policy benefits                                  $  452,126    452,332
Accumulated contract values                              1,224,377  1,206,233
Other liabilities                                          159,000    164,978
Separate account liabilities                                13,916      1,264
    Total liabilities                                    1,849,419  1,824,807

Stockholders' equity:
  Common stock                                              23,121     23,121
  Paid in capital                                           14,761     13,039
  Unrealized gains (losses) on securities
    available for sale and equity securities, net            2,963     29,740
  Retained earnings including $95,307,000 undis-
    tributed earnings of affiliates ($85,213,000 - 1995)   509,748    477,826
  Less treasury stock, at cost                             (87,729)   (86,599)
    Total stockholders' equity                             462,864    457,127

    Total liabilities and stockholders' equity          $2,312,283  2,281,934


The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II

                                                            (continued)


                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  INCOME STATEMENT

                                                 Years ended December 31
                                            1996          1995         1994

                                                          (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 26,186        23,927      28,187
    Accident and health                      31,264        22,324      22,580
  Contract charges                           55,123        52,932      49,600
Investment revenues:
  Investment income, net                    142,119       144,502     133,006
  Dividends from affiliates                   5,000         6,400       4,000
  Realized gains, net                         3,089         4,581       5,492
Other                                         7,877         6,906       8,892
  Total revenues                            270,658       261,572     251,757

Benefits and expenses
Policy benefits:
  Death benefits                             46,033        42,217      41,400
  Surrenders of life insurance               11,737        12,491      12,965
  Other benefits                             56,239        44,066      44,928
  Increase in benefit and contract reserves  52,348        54,348      47,506
Amortization of policy acquisition costs     14,619        13,693      15,554
Insurance operating expenses                 53,338        52,328      48,457
Management fees from affiliates              (5,721)       (5,995)     (4,744)
  Total benefits and expenses               228,593       213,148     206,066

Income before federal income taxes           42,065        48,424      45,691

Federal income taxes                          9,844        12,404      12,722

Income before equity in undistributed net
  income of affiliates and nonrecurring item 32,221        36,020      32,969

Equity in undistributed net income
  of affiliates                              10,094         5,718       5,889

Income before nonrecurring item              42,315        41,738      38,858

Postemployment benefits, net                      -             -       1,481

Net income                                 $ 42,315        41,738      37,377


The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
                                                            (continued)

                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 CASH FLOW STATEMENT


                                                 Years ended December 31
                                            1996          1995       1994

                                                          (in thousands)

Net cash from operating activities         $ 54,073        43,035      29,081

Investing activities
  Investments called, matured or repaid     225,957       232,966     260,836
  Investments sold                          102,733       141,990      43,649
  Investments purchased or originated      (387,849)     (445,236)   (378,958)
  Other                                       1,056          (538)        477

  Net cash used in investing activities     (58,103)      (70,818)    (73,996)

Financing activities
  Repayment of short-term debt                    -             -     (10,555)
  Policyowner contract deposits             115,493       132,408     133,648
  Withdrawals of policyowner
    contract deposits                      (107,073)      (94,150)    (74,650)
  Cash dividends to stockholders            (10,393)      (10,061)     (8,609)
  Other                                         592           670         816

  Net cash from financing activities         (1,381)       28,867      40,650

Increase (decrease) in cash                  (5,411)        1,084      (4,265)
Cash at beginning of year                     5,324         4,240       8,505

  Cash (overdraft) at end of year          $    (87)        5,324       4,240


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


Schedule III

                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUPPLEMENTARY INSURANCE INFORMATION


The Company believes it operates in a single industry segment, that of providing life and accident and health insurance coverage. Therefore, supplementary information for this segment is limited to the following:

                                                        December 31

                                                    1996           1995

                                                       (in thousands)

      Unearned premiums (included in                $909            925
      other policyowners' funds in the
      accompanying Consolidated Balance
      Sheet)

All other information required by this Schedule is shown in the accompanying Consolidated Income Statement and Consolidated Balance Sheet.


                                                            Schedule V

                          VALUATION AND QUALIFYING ACCOUNTS


                                                  Years ended December 31

                                               1996          1995       1994

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $ 7,378         9,942     11,113
  Deductions                                  (2,151)       (2,564)    (1,171)
  End of year                                $ 5,227         7,378      9,942


Mortgage loan valuation account
  Beginning of year                          $10,500        10,500     10,500
  Deductions                                  (2,000)            -          -
  End of year                                $ 8,500        10,500     10,500


Allowance for uncollectible accounts
  Beginning of year                          $ 1,123         2,732      2,642
  Additions                                      845         1,258        464
  Deductions                                    (808)       (2,867)      (374)
  End of year                                $ 1,160         1,123      2,732
