Form 10-Q
period 1997-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1997-05-14
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended March 31, 1997


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


                Class                   Outstanding at April 11, 1997
Common Stock, $2.50 par value                   6,188,962 shares




Kansas City Life Insurance Company
Quarter ended March 31, 1997


Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating earnings per share equaled $1.66 for the first quarter, a 14 percent decrease over last year. However, realized investment gains were nearly 3 times greater than a year ago, reducing the decline in net earnings to 3 percent. Net income per share decreased from $2.03 to $1.96 per share.

Sales

Consolidated new annualized premiums declined 1 percent for the quarter. Variable annuity and universal life products, now in their second full year, accounted for 20 percent of individual sales and 16 percent of total sales. Premiums for group pro ducts continued to grow, an 18 percent increase from last year. These successes were offset by reduced sales in the individual non-variable lines of business. Life insurance in force totaled $22.2 billion at period end, down slightly from the begin ning of the year.

Insurance Revenues

Despite increases in accident and health premiums and contract charges, a decline in life insurance premiums left insurance revenues level with a year ago. Life insurance premiums fell 8 percent due to decreases in single premium annuities and traditional life premiums. Accident and health premiums increased 14 percent due to growth in group coverages, primarily group dental. Contract charge revenues arising from interest sensitive products increased 4 percent.

Investment Revenues

Net investment income was down less than one percent from last year. The book value of the Company's invested assets increased 3 percent from March 31 a year ago. Offsetting this growth was a 16 basis point decline in the portfolio's yield, reflecting lower available returns on new investments. Realized gains, as discussed earlier, were substantially greater than the first quarter, 1996, and nearly equal to net realized gains for all of 1996. These gains vary at management's discretion based on portfolio structuring decisions.

Benefits

Total benefits grew 1 percent. Mortality experience, which by its nature fluctuates from year-to-year, was favorable, but not as positive as a year ago. The relationship of claims to operating revenues for this year increased 1 percent from a year ago. This increase came in the group line of business.

Other Expenses

Increased marketing expenses, in the pursuit of increased sales, were the primary cause of home office expenses rising 5 percent. The amortization of deferred acquisition costs rose as well, reflecting increased profit margins on the interest sensit ive business. The effective Federal income tax rate declined from 30 percent in 1996 to 26 percent this year due to tax credits generated by investments in affordable housing.

Liquidity and Capital Resources

Statements made in the Company's 1996 Annual Report to Stockholders remain pertinent.

Cash provided from operating activities totaled $17.5 million for the first quarter, a small decrease from a year ago. However, funds from all sources totaled $209.4 million, up 12 percent versus last year.

Total assets of $2.9 billion at March 31 represents a small decrease from year end. However, excluding market value changes in available-for-sale securities, total assets increased an annualized 3 percent from last year end. Unrealized gains and losses on available-for-sale securities also adds significant volatility to stockholders' equity and book value. A $22.1 million decrease in equity since last year end was due to changes in market value arising from interest rate changes. Reported book value per share equaled $72.74, down from $74.79 at last year end. Excluding the effects of unrealized gains and losses, book value equaled $75.82 a share, an 8 percent annualized improvement since last year end.

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share and Disclosure of Information about Capital Structure", is effective for periods ending after December 15, 1997. Kansas City Life adopted this Statement during 1997's first quarter with no impact to reported results. Part
II:  Other Information

Item 4.  Result of Votes of Security Holders

On April 24, 1997, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 6,191,562 shares outstanding and eligible to vote, and 5,605,627 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

J. R. Bixby                     -   5,567,683
Robert Philip Bixby             -   5,567,154
Richard L. Finn                 -   5,565,481
Warren J. Hunzicker, M.D.       -   5,562,101
Larry Winn, Jr.                 -   5,564,906

The following Directors continued their term of office after this meeting:

W. E. Bixby
W. E. Bixby, III
Webb R. Gilmore
Jack D. Hayes
Nancy Bixby Hudson
Daryl D. Jensen
Francis P. Lemery
C. John Malacarne
Michael J. Ross

At its meeting on April 28, 1997, the Board of Directors elected Elizabeth T. Solberg, Executive Vice President and Senior Partner, Fleishman-Hillard, Inc., to fill an unexpired term which ends in April, 1998.

Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1997.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY


/s/ Richard L. Finn
Senior Vice President, Finance


/s/ John K. Koetting
Vice President and Controller


/s/ C. John Malacarne
Vice President, General Counsel and Secretary



Date:  May 12, 1997



KANSAS CITY LIFE INSURANCE COMPANY
Quarter ended March 31, 1997
EXHIBIT

Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                      March 31     December 31
                                        1997           1996
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,756,730      1,759,153
    Securities held to maturity,
      at amortized cost                  218,076        248,433
  Equity securities available
    for sale, at market                   85,583         79,018
  Mortgage loans                         236,377        246,493
  Real estate, net                        44,009         43,750
  Real estate joint ventures              40,273         28,356
  Policy loans                            93,507         94,412
  Short-term                              30,677         19,642
                                   -------------  -------------
                                       2,505,232      2,519,257

Deferred acquisition costs               207,585        207,020
Other assets                             214,459        214,517
Separate account assets                   17,235         13,916
                                   -------------  -------------

                                     $ 2,944,511      2,954,710
                                   =============  =============

Liabilities and equity
Future policy benefits               $   702,582        701,560
Accumulated contract values            1,546,545      1,544,714
Other liabilities                        227,973        231,656
Separate account liabilities              17,235         13,916
                                   -------------  -------------
  Total liabilities                    2,494,335      2,491,846

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         15,208         14,761
  Unrealized gains (losses) on
    securities available for sale        (19,104)         2,963
  Retained earnings                      519,158        509,748
  Less treasury stock                    (88,207)       (87,729)
                                   -------------  -------------
                                         450,176        462,864
                                   -------------  -------------

                                     $ 2,944,511      2,954,710
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6,189,437 in 1997 and 6,181,663 in 1996).

* These interim financial statements should be read in conjunction with the Company's Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.

Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended    Quarter ended
                                                 March 31        March 31
                                              1997     1996     1997     1996
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 24,647   26,780   24,647   26,780
    Accident and health                      10,732    9,408   10,732    9,408
  Contract charges                           20,456   19,655   20,456   19,655
Investment revenues:
  Investment income, net                     46,669   46,926   46,669   46,926
  Realized gains                              2,823      944    2,823      944
Other                                         2,677    2,721    2,677    2,721
                                            -------  -------  -------  -------
    Total revenues                          108,004  106,434  108,004  106,434
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             23,805   20,814   23,805   20,814
  Surrenders of life insurance                3,643    3,940    3,643    3,940
  Other benefits                             16,029   15,478   16,029   15,478
  Increase in benefit and contract reserve   19,418   21,981   19,418   21,981
Amortization of policy acquisition costs      8,666    7,557    8,666    7,557
Insurance operating expenses                 20,071   18,620   20,071   18,620
Interest expense                                  0        1        0        1
                                            -------  -------  -------  -------
    Total benefits and expenses              91,632   88,391   91,632   88,391
                                            -------  -------  -------  -------

Pretax income                                16,372   18,043   16,372   18,043
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     7,240    7,652    7,240    7,652
  Deferred                                   (3,002)  (2,156)  (3,002)  (2,156)
                                            -------  -------  -------  -------
                                              4,238    5,496    4,238    5,496
                                            -------  -------  -------  -------

Net income                                $  12,134   12,547   12,134   12,547
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.66     1.93     1.66     1.93
  Realized gains, net                          0.30     0.10     0.30     0.10
                                            -------  -------  -------  -------

  Net income                                 $ 1.96     2.03     1.96     2.03
                                            =======  =======  =======  =======
     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                     Quarter ended
                                                       March  31
                                                    1997       1996
 Operating activities
   Net cash provided                              $17,489       17,586

 Investing activities
 Investments called or matured:
   Fixed maturities available for sale             32,558       48,975
   Fixed maturities held to maturity               31,622       16,657
   Equity securities available for sale             5,429        1,720
   Mortgage loans                                  17,531       11,736
   Real estate joint ventures                         420        5,125
   Other                                              153          352
 Investments sold:
   Fixed maturities available for sale             58,921       14,900
   Real estate joint ventures                           0        5,623
   Other                                              848        1,483
 Investments made:
   Decrease (increase) in
     short-term investments, net                  (11,033)      18,620
   Fixed maturities available for sale           (121,981)    (136,891)
   Equity securities available for sale           (11,040)      (6,297)
   Mortgage loans                                  (8,465)      (3,500)
   Real estate joint ventures                     (11,436)        (646)
   Other                                             (176)        (748)
 Other, net                                        (2,257)       1,487
   Net cash used                                  (18,906)     (21,404)

 Financing activities
 Policyowner contract deposits                     44,306       43,495
 Withdrawals of policyowner
   contract deposits                              (39,477)     (36,928)
 Dividends paid to stockholders                    (2,723)      (2,596)
 Other, net                                           146          211
   Net cash provided                                2,252        4,182

 Increase in cash                                    $835          364


Net income per share equaled $1.96 in the first quarter, a 3 percent decline from a year ago. Operating income, which excludes realized investment gains, declined 14 percent to $1.66 a share for the quarter.

The first quarter of last year provided a difficult comparison since it was the best quarter we have yet achieved by a considerable amount. The decline in earnings from last year was due primarily to a retreat from the excellent mortality results which the Company experienced last year, increased amortization of deferred policy acquisition costs and moderate growth in operating expenses. Offsetting these somewhat was a lower effective income tax rate due to our investments in low-income housing tax credit projects.

New annualized premiums declined 1 percent for the quarter. New premiums from our variable products more than doubled from last year, nearly offsetting declines in the non-variable individual lines and in new group premiums. Variable products generated 16 percent of total new annualized premiums for the consolidated group in the first quarter. Total insurance revenues, as reported in the attached earnings statement, were level with a year ago. Contract charges arising from the interest sensitive lines of business increased 4 percent. Life insurance premiums decreased 8 percent due to declines in single premium annuities and traditional life premiums. Accident and health premiums rose 14 percent primarily due to increased group dental premiums. Insurance in force totaled $22.2 billion at quarter end, down slightly from the beginning of the year.

Investment earnings were down 1 percent from a year ago though investment assets rose 3 percent over this period. The investment portfolio's yield declined 16 basis points as high-coupon securities matured and new yields available in the marketplace were below the portfolio's yield. Realized investment gains rose from $0.9 million last year to $2.8 million this quarter due primarily to calls and maturities.

Home office expenses rose 5 percent compared with the prior year. Most of this growth was in the group and individual marketing areas and was directed toward boosting sales results.

Book value per share equaled $72.74 compared to $74.79 at the end of last year. Excluding the $22.0 million decrease in unrealized gains and losses during the quarter on the portion of our securities portfolio classified as available for sale, book value rose at an 8 percent annualized rate to $75.82.

I am most pleased to welcome Elizabeth T. Solberg to our Board of Directors. Betsey is Executive Vice President and Senior Partner of Fleishman-Hillard, Inc., a leading public relations firm. She has been a longtime community leader. Her extensive involvement includes having served as the chairperson of the Greater Kansas City Chamber of Commerce and as co-chairperson of the Kansas City Area Development Council.

At its recent meeting, the Board approved a $.44 a share quarterly dividend. The dividend will be paid on May 27 to stockholders of record on May 12.