Form 10-Q
period 1997-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1997-08-13
CIK 54473

Securities and Exchange Commission

Washington, D. C.  20549





Form 10-Q





Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934





For the Quarter ended June 30, 1997





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





                Class                   Outstanding at July 3, 1997

Common Stock, $2.50 par value                   6,190,996 shares









Kansas City Life Insurance Company

Quarter ended June 30, 1997





Part I



Item 1. Financial  Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations



Results of Operations



Operating earnings per share equaled $3.05 for the six months, a 14 percent decrease from last year. Second quarter operating earnings decreased 15 percent. Net income per share decreased $0.10, or 3 percent, from $3.60 to $3.50 per share for the six months and declined 2 percent in the second quarter. Offsetting much of the decrease in operating income was a large increase in realized gains, from $0.5 million to $4.3 million.



Sales



Consolidated new annualized premiums increased 7 percent in the second quarter, reversing the 1 percent decline in the first quarter. In line with industry experience, much of the growth in sales has come from variable products. Annualized premiums for all group products excepting dental are up 62 percent. Group dental is down 33 percent as dental products experienced triple-digit growth through the first half of last year. Life insurance in-force totaled $22.3 billion at period end, a slight improvement from last year end.



Insurance Revenues



Insurance revenues, in total, rose 4 percent for the six months and 9 percent for the second quarter. Life premiums rose 4 percent for the quarter due to growth in both individual and group life premiums, but remained down 2 percent year-to-date. Accident and health premiums increased 30 percent for the second quarter and 22 percent for the first half of the year principally due to the group dental line. Contract charge revenues on interest sensitive products increased 6 percent for the quarter and 5 percent for the six months.



Investment Revenues



Investment asset growth slowed due to the mix of business shifting towards variable and group products. This, coupled with slightly lower portfolio yields, caused net investment income to decline 1 percent for the quarter and for the six months. Investment gains rose $1.9 million in the second quarter and $3.8 million for the first half of the year largely due to calls on the securities portfolio.



Benefits



Total benefits grew 5 percent for the six months and 9 percent for the second quarter. Mortality experience, which fluctuates period-to-period by its nature, was adverse in the first half of this year as reflected in a 19 percent increase in death benefits. Other benefits also increased both year-to-date and for the quarter, 6 percent and 8 percent respectively. This increase stemmed mostly from the group health lines of business.
 Traditional life surrenders improved, down 9 percent year-to-date and 10 percent in the second quarter. Total policy benefits equaled 59.9 percent of revenues thus far in 1997 compared to 59.6 percent in the first half of 1996.



Other Expenses



Insurance operating expenses include commissions, capitalized policy acquisition costs and home office operating expenses. Departing from the Company's recent history of flat or declining home office operating expenses, these expenses increased 6 percent thus far in 1997. The increase is focused in the group and individual marketing areas in support of an effort to increase revenues.



Liquidity and Capital Resources



Statements made in the Company's 1996 Annual Report to Stockholders remain pertinent.



Cash provided from operating activities decreased 45 percent for the six months, principally reflecting the changing product mix and increased benefit payments. Funds from all sources totaled $363.5 million, up 7 percent versus last year due to increased sales of investments.



Total assets of $3.0 billion at June 30 represents a small increase from year end. Unrealized gains and losses on available-for-sale securities had little impact on stockholders' equity and book value. Reported book value per share equaled $77.42, a 7 percent annualized improvement since last year end.

Part II:  Other Information



Item 6.



(a)  Exhibits:  None



(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended

 June 30, 1997.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





KANSAS CITY LIFE INSURANCE COMPANY









---------------------------

Richard L. Finn

Senior Vice President, Finance





---------------------------


John K. Koetting

Vice President and Controller





---------------------------


C. John Malacarne

Vice President, General Counsel and Secretary







Date:  August 8, 1997































KANSAS CITY LIFE INSURANCE COMPANY

Quarter ended June 30, 1997

EXHIBIT



Quarterly Report to Stockholders











Consolidated
Balance Sheet
(in thousands)

                                      June 30     December 31
                                        1997           1996
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,799,516      1,759,153
    Securities held to maturity,
      at amortized cost                  197,148        248,433
  Equity securities available
    for sale, at market                   87,152         79,018
  Mortgage loans                         248,724        246,493
  Real estate, net                        43,327         43,750
  Real estate joint ventures              42,000         28,356
  Policy loans                            93,608         94,412
  Short-term                              25,124         19,642
  Other                                    5,500              0
                                   -------------  -------------
                                       2,542,099      2,519,257

Deferred acquisition costs               209,676        207,020
Other assets                             212,284        214,517
Separate account assets                   25,838         13,916
                                   -------------  -------------

                                     $ 2,989,897      2,954,710
                                   =============  =============

Liabilities and equity
Future policy benefits               $   705,176        701,560
Accumulated contract values            1,549,494      1,544,714
Other liabilities                        230,132        231,656
Separate account liabilities              25,838         13,916
                                   -------------  -------------
  Total liabilities                    2,510,640      2,491,846

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         15,481         14,761
  Unrealized gains (losses) on
    securities available for sale          3,139          2,963
  Retained earnings                      525,941        509,748
  Less treasury stock                    (88,425)       (87,729)
                                   -------------  -------------
                                         479,257        462,864
                                   -------------  -------------

                                     $ 2,989,897      2,954,710
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the quarter, 6,189,331 shares (6,185,168 shares - 1996).

* These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.


Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended   Six Months ended
                                                 June 30          June 30
                                              1997     1996     1997     1996
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,990   25,076   50,637   51,856
    Accident and health                      11,022    8,449   21,754   17,857
  Contract charges                           20,429   19,362   40,885   39,017
Investment revenues:
  Investment income, net                     45,858   46,435   92,527   93,362
  Realized gains                              1,472     (474)   4,295      470
Other                                         3,690    2,415    6,367    5,136
                                            -------  -------  -------  -------
    Total revenues                          108,461  101,263  216,465  207,698
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             27,012   21,766   50,817   42,580
  Surrenders of life insurance                3,420    3,815    7,063    7,755
  Other benefits                             16,537   15,284   32,566   30,762
  Increase in benefit and contract reserve   19,831   20,615   39,249   42,596
Amortization of policy acquisition costs      7,966    7,408   16,632   14,965
Insurance operating expenses                 21,367   18,697   41,438   37,319
                                            -------  -------  -------  -------
    Total benefits and expenses              96,133   87,585  187,765  175,977
                                            -------  -------  -------  -------

Pretax income                                12,328   13,678   28,700   31,721
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     4,427    5,890   11,667   13,542
  Deferred                                   (1,604)  (1,906)  (4,606)  (4,063)
                                            -------  -------  -------  -------
                                              2,823    3,984    7,061    9,479
                                            -------  -------  -------  -------

Net income                                 $  9,505    9,694   21,639   22,242
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.39     1.62     3.05     3.55
  Realized gains, net                          0.15    (0.05)    0.45     0.05
                                            -------  -------  -------  -------

  Net income                                 $ 1.54     1.57     3.50     3.60
                                            =======  =======  =======  =======
     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                                   Quarter ended
                                                                        June  30
                                                          1997         1996
 Operating activities
   Net cash provided                                     $11,698       21,371

 Investing activities Investments called or matured:
   Fixed maturities available for sale                    60,592       94,660
   Fixed maturities held to maturity                      53,714       45,252
   Equity securities available for sale                   12,738        2,501
   Mortgage loans                                         26,148       19,525
   Other                                                   1,298          930
 Investments sold:
   Fixed maturities available for sale                   101,935       53,628
   Real estate joint ventures                                  0       12,325
   Other                                                   2,608        2,237
 Investments made:
   Fixed maturities available for sale                  (202,342)    (270,169)
   Equity securities available for sale                  (19,526)      (6,297)
   Mortgage loans                                        (29,386)     (19,705)
   Real estate joint ventures                            (14,521)      (1,221)
   Decrease (increase) in short-term investments, net     (5,493)      29,967
   Other                                                  (6,815)      (1,340)
 Other, net                                               (1,798)       1,289
   Net cash used                                         (20,848)     (36,418)

 Financing activities
 Policyowner contract deposits                            92,765       87,176
 Withdrawals of policyowner
   contract deposits                                     (79,079)     (71,447)
 Dividends paid to stockholders                           (5,445)      (5,194)
 Other, net                                                  126          403
   Net cash provided                                       8,367       10,938

 Decrease in cash                                           (783)      (4,109)
 Cash at beginning of year                                 4,577        9,612
   Cash at end of period                                  $3,794        5,503



Message from the President

Earnings continued to trail last year's record performance as mortality experience dampened year-to-year comparisons. Operating earnings declined 14 percent for the six months to $3.05 a share. For the second quarter, operating earnings decreased 15 percent. Net income, which includes realized investment gains and losses, declined 3 percent in the first half of the year to $3.50 a share. Second quarter's net income declined 2 percent to $1.54 a share.

Mortality experience, which fluctuates from period-to-period by its nature, declined at all three of our operating companies in the first half of the year, thus having a significant negative impact on the first half's earnings results. However, its impact was partially offset by a reduced effective income tax rate due to the Company's investment in real estate projects producing low-income housing tax credits.

Insurance sales, in terms of new annualized premiums, rose 7 percent in the second quarter, reversing the 1 percent decline in the first quarter. Substantial new premiums have been generated by newly recruited agents thus far in 1997, attesting to our success in recruiting seasoned agencies of a size sufficient to immediately impact insurance sales. In line with industry experience, much of the growth in sales has come from our recently introduced variable universal life and variable annuity products. Insurance revenues in the attached earnings statement rose 9 percent in the second quarter and 4 percent for the six months. Contract charges arising from interest sensitive products rose 6 percent for the quarter and 5 percent for the six months. Accident and health premiums increased 30 percent in the second quarter and 22 percent in the first half principally due to the group dental line. Life premiums, arising from the traditional individual and group lines, rose 4 percent in the second quarter but remain down 2 percent year-to-date. The Company has $22.3 billion of insurance in force, a slight improvement from last year end.

Investment income declined 1 percent in the quarter and for the six months reflecting slightly lower portfolio yields and reduced investment asset growth due to the shifting mix of business towards variable and group products. Investment gains rose $1.9 million in the quarter and $3.8 million for the six months largely due to calls on our securities portfolio.

In a departure from our history of flat to declining home office operating expenses, these expenses rose 6 percent thus far in 1997. This increase is focused in the group and individual marketing areas in support of an effort to increase revenues.

Stockholder equity per share, or book value, stands at $77.42 a share, a 7 percent annualized growth rate since last year end.

The Board of Directors approved a quarterly dividend of $.44 a share. Trailing twelve-month dividends equal $1.72 a share. This quarterly dividend is payable August 25 to stockholders of record on August 11.


                                         /s/W. E. Bixy
                                         W. E. Bixby