Form 10-Q
period 1997-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1997-11-14
CIK 54473

Securities and Exchange Commission

Washington, D. C.  20549





Form 10-Q





Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934





For the Quarter ended September 30, 1997





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





                Class                   Outstanding at October 6, 1997

Common Stock, $2.50 par value                   6,190,996 shares









Kansas City Life Insurance Company

Quarter ended September 30, 1997





Part I



Item 1. Financial  Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7) see the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations



Results of Operations



Operating earnings per share for the third quarter decreased 12 percent from last year. For the nine months, operating earnings per share equaled $4.28 a share, a 13 percent decrease. Net income per share rose 27 percent in the third quarter, and increased $0.30, or 6 percent, from $5.10 to $5.40 per share for the nine months. Bolstering the net income numbers is a $5.3 million increase in realized gains for the third quarter, and $9.1 million for the nine months.



During the third quarter, the Company acquired a block of 100,000 universal and traditional life policies for $62.4 million in cash. Related tax benefits reduced the transaction's net cost to $51 million. The internally funded acquisition was structured as a coinsurance transaction. The purchase adds $27 million in additional insurance revenues per year, $330 million in assets and liabilities, and $3.8 billion in insurance in force. The acquisition had a minor, accretive impact to the quarter's earnings.



Sales



Consolidated new annualized premiums increased 35 percent in the third quarter, building on the momentum of a 7 percent increase in the second quarter. For the nine months, new premiums rose 13 percent as sales of variable products, which are comprised of variable universal life and annuities, have experienced 160 percent growth. New premiums from all other lines of business increased by 4 percent for the quarter, but declined 5 percent year-to-date. These results were not impacted by the acquisition mentioned above. Life insurance in force totaled $26.4 billion at period end, a 26 percent annualized increase from last year end. Excluding the acquired block, there was a 2 percent annualized increase in insurance in force.

Insurance Revenues



Excluding the acquired block, insurance revenues rose 6 percent for the third quarter and 5 percent for the nine months. Including the acquisition, total insurance revenues increased 9 percent year-to-date. Life premiums rose 8 percent for the quarter due to the acquisition and growth in both individual and group life premiums. Year-to-date, life premiums are up 1 percent. Accident and health premiums increased 14 percent for the third quarter and 19 percent for the first three quarters of the year principally due to the group dental line. Contract charge revenues on interest sensitive products increased 7 percent for the quarter and 6 percent for the nine months, excluding the impact of the acquired block.



Investment Revenues



Investment income, excluding the effects of the above acquisition, declined 1 percent, in line with investment assets on a book basis. As previously mentioned investment gains rose $5.3 million in the third quarter and $9.1 million for the nine months due principally to calls in the securities portfolio and sales of investment real estate.



Benefits



Total benefits, excluding the acquisition, increased 2 percent. Death benefits rose 12 percent, life insurance surrenders decreased 10 percent, and other benefits increased 3 percent. Mortality experience has been considerably less favorable than last year. However, mortality experience fluctuates period-to-period by its nature. The increase in other benefits stems mostly from the group health lines of business. Total policy benefits and increase in future policy benefits equaled 59.2 percent of revenues thus far in 1997 compared to
60.5 percent through three quarters of 1996.



Other Expenses



Home office operating expenses, excluding the acquired block, rose 9 percent in the quarter and 7 percent in the nine months. The increase is largely focused in the group and individual marketing areas in support of efforts to increase revenues.

Liquidity and Capital Resources



Statements made in the Company's 1996 Annual Report to Stockholders remain pertinent.



Cash provided from operating activities decreased 51 percent for the nine months, principally reflecting a shift in product mix toward variable and group products, and increased benefit payments. Funds from all sources topped $1 billion, up considerably due to the insurance block acquisition and increased investment sales.



Assets totaled $3.4 billion reflecting both normal growth and growth due to the acquisition. Unrealized gains and losses on available-for-sale securities increased markedly due to declining interest rates in the market place. Reported book value per share equaled $82.38, a 14 percent annualized improvement since last year end. Excluding unrealized gains, book value per share rose 7 percent.



Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income" will be adopted in the first quarter of 1998 and will require disclosure of comprehensive income which includes the change in unrealized investment gains and losses. The comprehensive income amount is expected to be more volatile than net income. FASB statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" is currently under study by management and will be implemented by year end 1998.

Part II:  Other Information



Item 6.



(a)  Exhibits:  None



(b) On September 5, 1997, the Company filed a report on Form 8-K announcing that it had reached agreement to purchase a block of insurance from Security Benefit Life Insurance Company. A copy of the press release containing information about the transaction was included with the filing.



On September 24, 1997, the Company filed a report on Form 8-K indicating that it had acquired through a coinsurance agreement a block of approximately 100,000 traditional and interest sensitive life insurance policies from Security Benefit Life Insurance Company, and received approximately $300 million in cash equal to the policy reserves, less a ceding commission of $62.4 million representing the consideration paid by the Company for the acquired policies. A copy of the Coinsurance and Servicing Agreement dated September 4, 1997 between Kansas City Life Insurance Company and Security Benefit Life Insurance Company was included with the filing.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





KANSAS CITY LIFE INSURANCE COMPANY









/s/Richard L. Finn

Richard L. Finn

Senior Vice President, Finance





/s/John K. Koetting

John K. Koetting

Vice President and Controller





/s/C. John Malacarne

C. John Malacarne

Vice President, General Counsel and Secretary







Date:  November 13, 1997































KANSAS CITY LIFE INSURANCE COMPANY

Quarter ended June 30, 1997

EXHIBIT






Quarterly Report to Stockholders
Consolidated
Balance Sheet
(in thousands)

                                    September 30     December 31
                                        1997           1996
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,031,438      1,759,153
    Securities held to maturity,
      at amortized cost                  166,809        248,433
  Equity securities available
    for sale, at market                   91,941         79,018
  Mortgage loans                         252,989        246,493
  Real estate                             39,717         43,750
  Real estate joint ventures              41,396         28,356
  Policy loans                           123,896         94,412
  Short-term                              56,592         19,642
  Other                                    7,500              0
                                   -------------  -------------
                                       2,812,278      2,519,257

Deferred acquisition costs               207,620        207,020
Other assets                             318,232        214,517
Separate account assets                   42,399         13,916
                                   -------------  -------------

                                     $ 3,380,529      2,954,710
                                   =============  =============

Liabilities and equity
Future policy benefits               $   797,347        701,560
Accumulated contract values            1,760,277      1,544,714
Other liabilities                        270,231        231,656
Separate account liabilities              42,399         13,916
                                   -------------  -------------
  Total liabilities                    2,870,254      2,491,846

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         15,961         14,761
  Unrealized gains on
    securities available for sale         24,817          2,963
  Retained earnings                      534,978        509,748
  Less treasury stock                    (88,602)       (87,729)
                                   -------------  -------------
                                         510,275        462,864
                                   -------------  -------------

                                     $ 3,380,529      2,954,710
                                   =============  =============

Notes:
* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the nine months, 6,189,738 shares (6,187,677 shares -
   1996).

* These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.

Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1997     1996     1997     1996
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 27,602   25,629   78,239   77,485
    Accident and health                      11,111    9,717   32,865   27,574
  Contract charges                           26,097   19,528   66,983   58,544
Investment revenues:
  Investment income, net                     50,587   46,885  143,864  140,246
  Realized gains                              6,337    1,032   10,632    1,502
Other                                         3,198    2,133    9,564    7,271
                                            -------  -------  -------  -------
    Total revenues                          124,932  104,924  342,147  312,622
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             24,735   21,329   75,552   63,909
  Surrenders of life insurance                4,287    3,684   11,350   11,439
  Other benefits                             18,243   17,320   50,809   48,082
  Increase in benefit and contract reserve   25,435   23,189   64,684   65,786
Amortization of policy acquisition costs     10,074    7,340   26,706   22,305
Insurance operating expenses                 24,550   19,036   65,988   56,353
Interest expense                                515        0      515        1
                                            -------  -------  -------  -------
    Total benefits and expenses             107,839   91,898  295,604  267,875
                                            -------  -------  -------  -------

Pretax income                                17,093   13,026   46,543   44,747
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                    (4,068)   5,189    7,599   18,731
  Deferred                                    9,403   (1,477)   5,547   (5,540)
                                            -------  -------  -------  -------
                                              5,335    3,712   13,146   13,191
                                            -------  -------  -------  -------

Net income                                $  11,758    9,314   33,397   31,556
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.23     1.39     4.28     4.94
  Realized gains, net                          0.67     0.11     1.12     0.16
                                            -------  -------  -------  -------

  Net income                                 $ 1.90     1.50     5.40     5.10
                                            =======  =======  =======  =======

     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                               Nine Months ended
                                                                   September  30
                                                              1997         1996
 Operating activities
   Net cash provided                                       $16,905       34,546

 Investing activities Investments called or matured:
   Fixed maturities available for sale                     124,905      125,447
   Fixed maturities held to maturity                        84,700       54,915
   Equity securities available for sale                     21,181        8,378
   Mortgage loans                                           35,264       34,860
   Other                                                     2,117        7,083
 Investments sold:
   Fixed maturities available for sale                     334,807       77,739
   Real estate joint ventures                                9,441        6,961
   Other                                                     5,061        3,047
 Investments made:
   Fixed maturities available for sale                    (695,455)    (331,294)
   Equity securities available for sale                    (37,504)     (13,623)
   Mortgage loans                                          (42,049)     (34,305)
   Real estate joint ventures                              (15,698)      (2,067)
   Decrease (increase) in short-term investments, net      (36,969)      10,397
   Other                                                    (7,500)      (1,972)
 Acquisition of life block:
   Cash received net of purchase price paid                212,904            0
 Other, net                                                 (2,729)         348
   Net cash used                                            (7,524)     (54,086)

 Financing activities
 Policyowner contract deposits                             154,721      130,812
 Withdrawals of policyowner
   contract deposits                                      (129,726)    (106,628)
 Dividends paid to stockholders                             (8,167)      (7,794)
 Other, net                                                   (274)         406
   Net cash provided                                        16,554       16,796

 Increase (decrease) in cash                                25,935       (2,744)
 Cash at beginning of year                                   4,577        9,612
   Cash at end of period                                   $30,512        6,868

Message from the President

Kansas City Life's operating earnings continued to trail last year's record level. Operating earnings declined 12 percent in the third quarter and are 13 percent lower for the nine months. However, due to substantial increases in realized investment gains, net income rose 26 percent in the third quarter and 6 percent for the nine months.

Operating earnings have been pressured by less favorable mortality results at our insurance affiliates. Though mortality experience in the parent company's individual lines improved considerably in the third quarter, adverse claims were experienced in the group dental line.

Investment income, excluding the effects of the acquired block discussed below, declined 1 percent for the nine months, in line with the decline in investment assets on a book basis. Realized investment gains rose $9 million for the nine months principally due to sales of investment real estate and calls on the securities portfolio.

During the third quarter, the Company acquired a block of universal and traditional life insurance for $51 million in cash, net of related tax benefits. The purchase was structured as a coinsurance transaction. The acquisition was funded internally and is expected to be accretive and to benefit earnings from the outset. We expect to accomplish two goals with this purchase, improve the return earned on our excess capital and leverage our administrative capabilities in order to lower unit costs. The acquisition adds $27 million a year in insurance revenues, $330 million in assets and liabilities, and $3.8 billion of insurance in force.

Sales of variable universal life and annuities fueled strong sales results for the Company. Third quarter sales, in terms of net annualized premiums, rose by 35 percent. For the nine months, new premiums rose 13 percent due in large measure to the 160 percent growth in variable premiums. New premiums from all other lines of business rose by 4 percent for the quarter, but declined 5 percent year-to-date. These results were not impacted by the acquisition discussed above. Total insurance revenues rose considerably in the attached earnings statement since revenues from the acquired block are included in the data for 1997 but not for 1996. Excluding these revenues, insurance revenues rose 5 percent in the nine months and 6 percent in the third quarter.

Insurance in force equals $26.4 billion, a 26 percent annualized increase from last year end. Excluding the acquired block, insurance in force rose 2 percent on an annualized basis.

Book value per share rose to $82.38 a share from $74.79 at last year end. Excluding unrealized gains on the available-for-sale securities, book value per share rose 7 percent on an annualized basis.

For the fourth consecutive year, the Ward Financial Group has named Kansas City Life as one of the 50 safest and best-performing life insurance companies in the United States. This award is based upon operating and financial data for the previous five years.

The Board of Directors approved a $.44 a share quarterly dividend payable on November 24 to stockholders of record on November 10. The dividend is unchanged from last quarter.

                                     /s/ W. E. Bixby