Form 10-K
period 1997-12-31
KANSAS CITY LIFE INSURANCE CO
filed 1998-03-25
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the Fiscal Year ended December 31, 1997
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
      For the Transition Period from             to
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

                           Yes    X             No

     As of February 27, 1998, 6,196,102 shares of the Company's capital stock par value $2.50 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $181,044,401.
Part II


                         Documents Incorporated by Reference

Item 5:  Market for Registrant's Common            Page 33 of Annual Report to
         Equity and Related Stockholder            Shareholders for the year
         Matters.                                  ended December 31, 1997.

Item 6:  Selected Financial Data.                  Page 14 of Annual Report to
                                                   Shareholders for the year
                                                   ended December 31, 1997.

Item 7:  Management's Discussion                   Pages 12 through 15 of Annual
         and Analysis of Financial                 Report to Shareholders for
         Condition and Results of                  the year ended December 31,
         Operations.                               1997.

Item 8:  Financial Statements and                  Pages 16 through 29 of Annual
         Supplementary Data.                       Report to Shareholders for
                                                   the year ended December 31,
                                                   997.



Part IV

Index to Exhibits                                  Page 15

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

      The Company primarily operates in a single business segment: individual life insurance and annuity products. A general agency distribution system is employed. Nearly 86% of statutory premiums are derived from individual life insurance and annuities on a consolidated basis. Interest sensitive products, universal life and flexible annuities, comprise the vast majority of these premiums. Individual life insurance and annuities accounted for 90% of new statutory premiums in 1997. KCL introduced its first variable annuity in late 1995 and its first variable universal life product in January, 1996. Together these products totaled 30% of new statutory premiums in 1997.

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

      KCL and OAIC respectively have 501 and 85 full time employees who are located in KCL's home office. Sunset has 103 full time employees located in Olympia, Washington.

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


Item 3.  LEGAL PROCEEDINGS

      In January, 1998, the Oklahoma Supreme Court refused to rehear its prior decision which held that the Company was not liable for any portion of a punitive and compensatory damage award against its agent. The case, Nita Charlene Pelter Cox and Verna Leanne Pelter Graybill, Personal Representatives of the Estate of Leora Pearl Pelter, Deceased, Plaintiffs, vs. Kansas City Life Insurance Company and Billy D. Stearman, Defendants, arose out of certain alleged actions by Stearman, a former agent. In January, 1996, a division of the Oklahoma Appellate Court reduced a prior $10.7 million judgment against the Company to $1.3 million which the Company has accrued. Subsequently, an Oklahoma District Court judge ruled that the Company was also responsible for $2.5 million of a separate judgment rendered against the agent in the same case. The Oklahoma Supreme Court reversed the $2.5 million judgment against the Company and resolved all major issues in this matter.

      In recent years, life insurance companies have been named as defendants in lawsuits including class action lawsuits related to life insurance pricing and sales practices. These so-called "vanishing premium" cases typically contain allegations that an interest-sensitive policy was sold with a projection that the policy would be paid up or become self-sustaining after a period of years. In late December, 1997, the Company was served as a defendant in a lawsuit filed in United States District Court for the Middle District of Florida, Tampa Division. The case, Patricia A. Adams, Kevin J. Palamarchuck and Karolynne K. Palamarchuck, On Behalf of Themselves and All Others Similarly Situated vs. Kansas City Life Insurance Company, claims unspecified compensatory and punitive damages as a result of an alleged nationwide fraudulent scheme by the Company and its agents involving deceptive sales practices including "vanishing premium" claims. The plaintiffs, former policyowners, purport to represent themselves and all others who were induced by deceptive sales practices to purchase permanent life insurance from the Company. Management denies the allegations, including the existence of a legitimate class and believes that full and appropriate disclosure was made as a matter of practice. Management intends to defend this suit vigorously. The litigation is in early procedural stages and plaintiffs have not yet moved for class certification. The amount of any liability which may arise as a result of this case cannot be reasonably estimated, and no provision for loss has been made in the Company's financial statements. However, there can be no assurance that this case or any future litigation relating to sales practices will not have a material effect on the Company.

      In addition to the above, the Company and certain of its subsidiaries are defendants in lawsuits involving claims and disputes with policyowners that may include claims seeking punitive damages. Some of these lawsuits arise in jurisdictions where juries sometime award punitive damages grossly disproportionate to the actual damages. Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company and its subsidiaries believe that there are meritorious defenses for these claims and are defending them vigorously. In the opinion of management, the amounts that would ultimately be paid, if any, are not expected to have a material effect on the Company's consolidated results of operations and financial position.


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


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                      PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information, as of December 31, 1997, is provided with respect to each Director:

                                   Term as
                                   Director                            Served as
                                   Expires         Other Positions     Director
   Name of Director         Age    in April        with the Company      From

W. E. Bixby (1)(2)(3)        65      1998      Vice Chairman of the        1966
                                               Board and President

Jack D. Hayes (1)(3)         57      1998      Senior Vice President,      1995
                                               Marketing

Francis P. Lemery            58      1998      Senior Vice President       1985
(1)(2)(3)                                      and Actuary

Michael J. Ross              56      1998      None                        1972
(2)(3)(4)(5)(6)

Elizabeth T. Solberg         58      1998      None                        1997
(3)(6)

W. E. Bixby, III (6)         39      1999      None                        1996

Webb R. Gilmore              53      1999      None                        1990
(2)(4)(5)(6)

Nancy Bixby Hudson (6)       45      1999      None                        1996

Daryl D. Jensen (6)          58      1999      None                        1978

C. John Malacarne            56      1999      Vice President,             1991
(1)(2)                                         General Counsel
                                               and Secretary
                                   Term as
                                   Director                            Served as
                                   Expires         Other Positions     Director
   Name of Director         Age    in April        with the Company      From

J. R. Bixby (1)(2)           72      2000      Chairman of the Board       1957

R. Philip Bixby              44      2000      Executive Vice President    1985
(1)(2)

Richard L. Finn              56      2000      Senior Vice President,      1983
(1)(2)                                         Finance

Warren J. Hunzicker, M.D.    77      2000      None                        1989
(6)

Larry Winn, Jr.              78      2000      None                        1985
(2)(4)(5)(6)

(1) See below with respect to the business experience of executive officers of the Company.

(2)   Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 23, 1998, will be elected for a three year term ending in 2001.

(4)   Member of Audit Committee.

(5)   Member of Compensation Committee.

(6)  W. E.  Bixby,  III was elected  Assistant  Vice  President  of the
     Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American,subsidiaries. Mr. Gilmore is a partner in the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen has been President of Sunset Life Insurance Company of America, a subsidiary of Registrant, since 1973. Mr. Ross has been President of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1971 and was elected Chairman of the Board in 1983. Mrs. Solberg is Executive Vice President and Senior Partner of
     Fleishman-Hillard, Inc., a position she has held since 1984. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

Name, Age and Business Experience Position During Past 5 Years

J. R. Bixby, 72              Chairman since 1972; President from 1964 until he
Chairman of the Board        retired in April, 1990.  Responsible for overall
                             corporate policy.  Director of Sunset Life and Old
                             American, subsidiaries.

W. E. Bixby, 65              Vice Chairman of the Board since 1974; elected
Vice Chairman of the         Executive Vice President in January, 1987; and
Board                        President, President and CEO and CEO in
                             April, 1990.  Primarily responsible for
                             the operation of the Company. Chairman of the Board of Sunset Life and Old American, subsidiaries.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

R. Philip Bixby, 44          Elected Assistant Secretary in 1979; Assistant Vice
Executive Vice President     President in 1982; Vice President in 1984; Senior
                             Vice President, Operations in 1990; and to present position in 1996. Director of Sunset Life and Old
                             American, subsidiaries.

Richard L. Finn, 56          Elected Vice President in 1976; Financial Vice
Senior Vice President,       President in 1983; and to present position in 1984.
Finance                      Chief financial officer and responsible for
                             investment of the Company's funds, accounting and taxes. Director and Treasurer of Sunset Life and Director, Vice President and Chief Financial
                             Officer and Assistant Treasurer of Old American, subsidiaries.

Jack D. Hayes, 57            Elected Senior Vice President, Marketing in
Senior Vice President,       February 1994.  Responsible for Marketing,
Marketing                    Marketing Administration, Communications and Public
                             Relations.  Served as Executive Vice President and
                             Chief Marketing Officer of Fidelity Union Life,
                             Dallas, Texas, from June, 1981 to January, 1994.

Francis P. Lemery, 58        Elected Vice President in 1979; Vice President and
Senior Vice President        Actuary in 1980; and to present position in 1984.
Actuary                      Responsible for Group Insurance Department,
                             Actuarial Services, State Compliance, New Business and Underwriting. Director of Sunset Life and Old
                             American, subsidiaries.

Robert C. Miller, 51         Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,       Vice President and Auditor in 1987; and to present
Administrative Services      position in 1991.  Responsible for Human Resources
                             and Home Office building and maintenance.

Charles R. Duffy, Jr., 50    Elected Vice President, Computer Information
Senior Vice President,       Services in 1989; Vice President, Insurance Admini-
Operations                   stration in 1992; and to present position in 1996.
                             Responsible for the Company's Computer Operations,
                             Customer Services, Claims, Premium Collection and
                             Agency Administration. Director of Sunset Life and
                             Old American, subsidiaries.

John K. Koetting, 52         Elected Assistant Controller in 1975; and to
Vice President and           present position in 1980.  Chief accounting officer
Controller                   responsible for all corporate accounting reports.
                             Director of Old American, a subsidiary.

C. John Malacarne, 56        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General Counsel
Counsel and Secretary        in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary, Stock Transfer Department and Market
                             Compliance. Director and Secretary of Sunset Life and Old American, subsidiaries.

     (d) J. R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board and President, are brothers. Nancy Bixby Hudson is the daughter of J.
R. Bixby; R. Philip Bixby and W. E. Bixby, III are the sons of W. E. Bixby.

      (e)  See Business Experience During Past 5 Years above.

      (f) There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

      (a)  Compensation

      The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1997 for the fiscal years ending December 31, 1997, 1996 and 1995.

                            SUMMARY COMPENSATION TABLE

                                                    Long Term    Other     All
                          Annual Compensation       Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
      Name and                  Salary    Bonus    tion Payouts  sation   sation
 Principal Position     Year      $         $           $           $        $

W. E. Bixby, Vice      1997   445,800       400     374,976      7,000    61,575
Chairman of the        1996   416,640    58,042           0      7,000    55,586
Board, President and   1995   396,780   143,344           0      7,000    52,903
CEO,  Kansas City Life;
Chairman of the Board
of Sunset Life and Old
American, subsidiaries.

R. L. Finn, Senior     1997    212,160      400     151,560      7,000    25,540
Vice President,        1996    202,080   28,336           0      5,500    24,305
Finance and Director,  1995    193,380   52,231           0      5,000    21,835
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.

F. P. Lemery, Senior   1997    212,160      400     151,560      7,000    25,540
Vice President and     1996    202,080   28,336           0      7,000    24,305
Actuary and Director,  1995    193,380   52,232           0      7,000    23,239
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.

D. D. Jensen, Director,1997    193,200   18,097     138,000      6,000    23,217
Kansas City Life; Vice 1996    184,000   29,515           0      6,000    22,090
Chairman of the Board  1995    176,190   35,275           0      6,000    21,133
and President, Sunset
Life, subsidiary.

R. P. Bixby, Execu-    1997    284,700      400     132,660      4,750    29,820
tive Vice President    1996    176,880   12,081           0      4,000    18,488
and Director, Kansas   1995    169,260   34,400           0      4,000    17,687
City Life; Director of
Sunset Life and Old
American, subsidiaries.

                              LONG TERM INCENTIVE PLAN

      The amounts shown above reflect payouts in 1997 under the Company's Long Term Incentive Plan for the performance period of January 1, 1994 through December 31, 1996. The plan covers eight senior executives, including those named above. For plan participants to receive an award, Kansas City Life statutory capital and surplus had to be maintained at a minimum of 9% of assets over the three year period. The award is a percent of salary based on achieving specified levels of return on equity with certain adjustments over the three year period.

                   ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

      The Company has a contributory Internal Revenue Code Section 401(k) savings and investment plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 10% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to the employee contributions in the form of capital stock of the Company. The Company contributed $9,000 to the plan for the accounts of the named individuals in 1995 and 1996 and $9,500 in 1997.

      The Company has adopted a nonqualified deferred compensation plan for approximately 58 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 10% of their monthly salary and the Company contributes an equal amount. The amount contributed to the plan for fiscal years 1995, 1996 and 1997 respectively for the accounts of the named individuals are as follows: W. E. Bixby, $30,678, $32,664, $35,080;
R. L. Finn, $10,338, $11,208, $11,716; F. P. Lemery, $10,338, $11,208, $11,716;
D. D. Jensen, $8,619, $9,400, $9,820; R. P. Bixby, $7,926, $8,688, $18,970.

      The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for fiscal years 1995, 1996 and 1997 respectively are as follows: W. E. Bixby, $13,225, $13,922, $16,995;
R. L. Finn, $2,497, $4,097, $4,324; F. P. Lemery, $3,901, $4,097, $4,324; D. D.
Jensen, $3,514, $3,690, $3,897; R. P. Bixby, $761, $800, $1,350.

      (f)  Defined Benefit or Actuarial Plan Disclosure

      The following table illustrates the possible annual pension benefits upon completion of the indicated years of service with the five year average salary for all officers and employees. Benefits are calculated on a straight life annuity basis. The Social Security offset and benefit has been estimated.

                                   PENSION PLAN TABLE

Compensation                        Years of Service                        SS**

                      10           20           30           40

 $ 75,000         $ 18,750     $ 37,500     $ 51,948*    $ 51,948*       $16,104
  100,000           25,000       50,000       70,000       71,948*        16,104
  125,000           31,250       62,500       87,500       91,948*        16,104
  150,000           37,500       75,000      105,000      111,948*        16,104
  200,000           50,000      100,000      140,000      151,948*        16,104
  250,000           62,500      125,000      175,000      191,948*        16,104
  300,000           75,000      150,000      210,000      231,948*        16,104
  350,000           87,500      175,000      245,000      271,948*        16,104
  400,000          100,000      200,000      280,000      311,948*        16,104
  450,000          112,500      225,000      315,000      351,948*        16,104
  500,000          125,000      250,000      350,000      391,948*        16,104

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

      Effective January 1, 1998, the pension plan was converted to a cash balance plan. Benefits under the plan will no longer be determined primarily by final average compensation and years of service. Participants who were age 55 or older with 15 or more years of service on December 31, 1997 can receive the greater of the cash balance benefit or the benefit the participant would have accrued had the prior plan remained in effect.

     A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1997, were: W. E. Bixby, 40 years; R. L. Finn, 23 years; F. P. Lemery, 37 years; D. D. Jensen, 31 years; R. P. Bixby, 20 years.

      The Company has adopted an unfunded excess benefit plan which covers any employee who is an active participant in the noncontributory defined benefit pension plan and whose pension benefit under that plan would exceed the maximum benefit limited under Internal Revenue Code Section 415. A participant under this plan is entitled to a monthly benefit of the difference between the maximum monthly normal, early, or deferred vested retirement benefit determined without regard to the Internal Revenue Code Section 415 limitation and the monthly equivalent of the maximum benefit permitted by Internal Revenue Code Section 415.

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

      (j)  Additional Information with Respect to Compensation Committee

      The members of the Compensation Committee: Webb R. Gilmore, Michael J. Ross and Larry Winn, Jr.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners

      The following sets forth information as of February 27, 1998, concerning holding of voting securities of the Company's $2.50 par value capital stock, which is the Company's only class of voting stock.

      Name and Address of Beneficial Owners:

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Insurance Company
      Savings and Investment Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

              446,892 shares                                  7.2

      John K. Koetting, Robert C. Miller
      and Ronald E. Hiatt, Trustees of the
      Kansas City Life Employee Stock Plan
      3520 Broadway, Kansas City, MO  64111-2565

      Amount and Nature of Ownership*                  Percent of Class

               38,342 shares                                   .6

     *Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

      Angeline I. O'Connor
      c/o William A. Hirsch, Esq.
      Morrison & Hecker
      2600 Grand Avenue, Kansas City, MO  64108

      Amount and Nature of Ownership**                 Percent of Class

              351,224 shares                                  5.7

     **Includes 174,500 shares in the Walter E. Bixby Descendants Trust. Angeline I. O'Connor, R. Philip Bixby and W. E. Bixby, III are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict the transfer of the shares.

     Angeline I. O'Connor (then known as Angeline I. Oxler); J. R. Bixby; Margie Morris Bixby; Kathryn A. Bixby-Haddad; Kathryn A. Bixby-Haddad as Custodian for Kellie S. Curtis; Sorouch Haddad; Nancy Bixby Hudson; R. Philip Bixby; W. E. Bixby, III; James R. Gammon as Trustee of the Walter E. Bixby Family Trust; R. Philip Bixby, Angeline I. O'Connor and W. E. Bixby, III as Co-Trustees of the Walter E. Bixby Descendants Trust; W. E. Bixby; W. E. Bixby as Trustee for Trust B created pursuant to the Will of Edwin Bixby and Trust B created pursuant to the Will of Angeline Reynolds Bixby were members of a group that agreed to act together for the purpose of holding common stock, and the common stock ownership of such group was reflected in a Schedule 13D filed with the Commission on November 23, 1988 and subsequently amended. The agreement that documented the various rights and obligations among all of the members of that group expired May 20, 1990.

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

      (b)  Security Ownership of Management

      The names of the nominees proposed by management for election to three year terms at the annual meeting to be held April 23, 1998 are set forth as follows:

                                                Served    Shares of
                                                 as a     Record and
                             Principal         Director  Beneficially   Percent
     Nominee                 Occupation         Since       Owned       of Class

W. E. Bixby                Vice Chairman of        1966    1,153,909        19.0
3520 Broadway              the Board and                      26,373(2)
Kansas City, MO            President

Jack D. Hayes              Senior Vice Presi-      1995          600          *
3520 Broadway              dent, Marketing                       521(2)
Kansas City, MO

Francis P. Lemery          Senior Vice Presi-      1985        1,713          *
3520 Broadway              dent and Actuary                    7,688(2)
Kansas City, MO

Michael J. Ross            Chairman of the         1972          300          *
12826 Dubon Lane           Board and President,
St. Louis, MO              Jefferson Bank and
                           Trust Company,
                           St. Louis, MO

Elizabeth T. Solberg       Executive Vice          1997          100          *
850 W. 52nd St.            President and Senior
Kansas City, MO            Partner, Fleishman-
                           Hillard, Inc.,
                           Kansas City, MO

      The following Directors were elected April 18, 1996 for a three year term:

W. E. Bixby, III           President, Old          1996      176,124         5.7
3520 Broadway              American Insur-                     2,217(2)
Kansas City, MO            ance Company,                     174,500(3)
                           Kansas City, MO                     4,376(4)

Webb R. Gilmore            Partner -               1990          500          *
Attorney at Law            Gilmore & Bell,
833 Westover Rd.           Kansas City, MO
Kansas City, MO

Nancy Bixby Hudson         Investor                1996      165,783         2.7
425 Baldwin Creek Rd.
Lander, WY

Daryl D. Jensen            Vice Chairman of the    1978           24
2143 Old Port Dr.          Board and President,                7,361(2)       *
Olympia, WA                Sunset Life Insurance
                           Company of America,
                           Olympia, WA

C. John Malacarne          Vice President,         1991           10
3520 Broadway              General Counsel                     6,085(2)       *
Kansas City, MO            and Secretary

                                                Served    Shares of
                                                 as a     Record and
                             Principal         Director  Beneficially   Percent
     Nominee                 Occupation         Since       Owned       of Class

     The following Directors were elected April 24, 1997 for a three year term:

J. R. Bixby                Chairman of the         1957    1,484,056(1)     24.0
3520 Broadway              Board
Kansas City, MO

R. Philip Bixby            Executive Vice          1985      174,599         5.9
3520 Broadway              President                           6,391(2)
Kansas City, MO                                              174,500(3)
                                                               9,882(5)

Richard L. Finn            Senior Vice Presi-      1983           12
3520 Broadway              dent, Finance                       6,664(2)       *
Kansas City, MO

Warren J. Hunzicker, M.D.  Director                1989          150          *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.            Retired Represent-      1985          166          *
8420 Roe Ave.              ative, U.S. Congress
Prairie Village, KS

All Directors, executive officers and their spouses (also includes all shares held by Trustees of Company benefit plans and shares held by the
Bixby Family and related Trusts)                           4,205,181        67.9

     *Less than 1%.

(1)  Includes  900  shares  owned by the  spouse of J. R.  Bixby.
     Beneficial ownership of these shares is disclaimed.

(2) Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants in the plans may instruct the Trustees how to vote those shares held in their account.

(3) Shares in the Walter E. Bixby Descendants Trust. R. Philip Bixby, W. E. Bixby, III and Angeline I. O'Connor are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict transferring shares.

(4) Shares as to which W. E. Bixby, III is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.

(5) Shares as to which R. Philip Bixby is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                           PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      (a)(1)  Financial Statements

      The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . .   16
   Consolidated Balance Sheet -
      December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .   17
   Consolidated Statement of Stockholders' Equity -
      Years ended December 31, 1997, 1996 and 1995 . . . . . . . . .   18
   Consolidated Statement of Cash Flows -
      Years ended December 31, 1997, 1996 and 1995 . . . . . . . . .   19
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 20-28
   Report of Independent Auditors  . . . . . . . . . . . . . . . . .   29

      (a)(2)  Supplementary Data and Financial Statement Schedules

      Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 1997  . . . . . . . . .   17
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 1997, 1996 and 1995 . . . . . . 18-20
   III - Supplementary Insurance Information, Years ended
            December 31, 1997, 1996 and 1995 . . . . . . . . . . . .   21
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 1997, 1996 and 1995 . . . . . . . . . . . .   21

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

            10(e) Kansas City Life Insurance Company Long-Term Incentive Plan for 1994-1996.

            13        Annual Report to Shareholders  for the year ended December
                      31, 1997.

            21        Subsidiaries.

            23(a)     Consent of Independent Auditors.

            23(b)     Consent of Independent Auditors.

            27        Financial Data Schedule.

            99(a) Form 11-K for the Kansas City Life Insurance Company Savings and Investment Plan for the year 1997 and filed as a part hereof and incorporated herein by reference.

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



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 25, 1998





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ W. E. Bixby                          By: /s/ Richard L. Finn
    W. E. Bixby                                  Richard L. Finn
    Director; Vice Chairman of the               Director; Senior Vice
    Board and President                          President, Finance
    (Principal Executive Officer)                (Principal Financial Officer)
Date: March 25, 1998                         Date: March 25, 1998



By: /s/ J. R. Bixby                          By: /s/ Francis P. Lemery
    J. R. Bixby                                  Francis P. Lemery
    Director; Chairman of                        Director; Senior Vice
    the Board                                    President and Actuary
Date: March 25, 1998                         Date: March 25, 1998



By: /s/ R. Philip Bixby                      By: /s/ C. John Malacarne
    R. Philip Bixby                              C. John Malacarne
    Director; Executive                          Director; Vice President,
    Vice President                               General Counsel and Secretary
Date: March 25, 1998                         Date: March 25, 1998



By: /s/ Warren J. Hunzicker                  By: /s/ Daryl D. Jensen
    Warren J. Hunzicker, M.D.                    Daryl D.Jensen
    Director                                     Director
Date: March 25, 1998                         Date: March 25, 1998

                                                            Schedule I





                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUMMARY OF INVESTMENTS - OTHER THAN
                           INVESTMENTS IN RELATED PARTIES
                                  December 31, 1997



                                                                      Amount at
                                                                     Which Shown
                                                           Fair      in Balance
         Type of Investment                   Cost         Value        Sheet

                                 (in thousands)

Fixed maturity securities, available for sale:
  Bonds:
   United States government and government
     agencies and authorities               $  135,182      138,051      138,051
   Mortgage-backed securities                  315,621      324,662      324,662
   States, municipalities and political
     subdivisions                               74,693       76,915       76,915
   Public utilities                            281,781      288,075      288,075
   All other bonds                           1,137,714    1,168,839    1,168,839
 Redeemable preferred stocks                     7,750        7,974        7,974
   Total                                     1,952,741    2,004,516    2,004,516

Equity securities, available for sale:
 Common stocks                                  20,187       20,085       20,085
 Perpetual preferred stocks                     86,847       94,901       94,901
   Total                                       107,034      114,986      114,986

Fixed maturity securities, held to maturity:
  Bonds:
    States, municipalities and political
     subdivisions                                1,549        1,696        1,549
   Public utilities                             50,291       52,729       50,291
   All other bonds                              93,821       97,070       93,821
     Total                                     145,661      151,495      145,661

Mortgage loans on real estate, net             270,054                   270,054
Real estate, net                                36,764                    36,764
Real estate joint ventures                      43,347                    43,347
Policy loans                                   123,186                   123,186
Short-term                                      74,341                    74,341
Other                                            7,500                     7,500
    Total investments                       $2,760,628                 2,820,355

                                                           Schedule II




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    BALANCE SHEET



                                                                 December 31

                                                             1997           1996

                                                                (in thousands)

Assets
Investments:
 Fixed maturity securities:
   Available for sale, at fair value                   $1,546,655     1,322,965
   Held to maturity, at amortized cost                     90,688       162,502
 Equity securities available for sale, at fair value:
   Investments in affiliates                              218,128       197,424
   Other                                                   86,803        61,783
 Mortgage loans on real estate, net                       221,323       222,548
 Real estate, net                                          36,163        42,658
 Real estate joint ventures                                34,666        24,025
 Policy loans                                             102,106        74,070
 Short-term                                                46,203        10,912
   Total investments                                    2,382,735     2,118,887

Deferred acquisition costs                                 95,638        94,095
Value of purchased insurance in force                      73,217             -
Other                                                     157,686        85,385
Separate account assets                                    57,980        13,916

    Total assets                                       $2,767,256     2,312,283

Liabilities and stockholders' equity
Future policy benefits                                 $  538,361       452,126
Accumulated contract values                             1,427,769     1,224,377
Other                                                     212,552       159,000
Separate account liabilities                               57,980        13,916
    Total liabilities                                   2,236,662     1,849,419

Stockholders' equity:
  Common stock                                             23,121        23,121
  Paid-in capital                                          16,256        14,761
  Unrealized gains on securities
    available for sale, net                                36,448         2,963
  Retained earnings including $107,260,000 undis-
    tributed earnings of affiliates ($95,307,000 - 1996)  543,715       509,748
  Less treasury stock, at cost                            (88,946)      (87,729)
    Total stockholders' equity                            530,594       462,864

    Total liabilities and stockholders' equity         $2,767,256     2,312,283



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  INCOME STATEMENT



                             Years ended December 31

                                              1997          1996          1995

                                                         (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 28,145        26,186        23,927
    Accident and health                      39,435        31,264        22,324
  Contract charges                           68,431        55,123        52,932
Investment revenues:
  Investment income, net                    148,291       142,119       144,502
  Dividends from affiliates                     150         5,000         6,400
  Realized investment gains, net             13,175         3,089         4,581
Other                                         5,786         7,877         6,906
  Total revenues                            303,413       270,658       261,572

Benefits and expenses
Policy benefits:
  Death benefits                             51,762        46,033        42,217
  Surrenders of life insurance               11,280        11,737        12,491
  Other benefits                             62,997        56,239        44,066
  Increase in benefit and contract reserves  56,126        52,348        54,348
Amortization of policy acquisition costs     15,138        14,619        13,693
Insurance operating expenses                 66,891        53,338        52,328
Management fees from affiliates              (6,291)       (5,721)       (5,995)
  Total benefits and expenses               257,903       228,593       213,148

Income before federal income taxes           45,510        42,065        48,424

Federal income taxes                         12,602         9,844        12,404

Income before equity in undistributed
  net income of affiliates                   32,908        32,221        36,020

Equity in undistributed net income
  of affiliates                              11,953        10,094         5,718

Net income                                 $ 44,861        42,315        41,738


The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)





                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 CASH FLOW STATEMENT



                             Years ended December 31

                                              1997          1996          1995

                                                         (in thousands)

Net cash provided by operating activities  $ 14,081        38,020        32,553

Investing activities
  Investments called, matured or repaid     215,239       225,957       232,966
  Decrease (increase) in short-term
    investments, net                        (35,291)       16,053        10,482
  Investments sold                          492,920       102,733       141,990
  Investments purchased or originated      (840,802)     (387,849)     (445,236)
  Other                                       3,685         1,056          (538)
  Acquisition of life block:
    Cash received net of purchase price paid213,092             -             -

  Net cash provided (used)                   48,843       (42,050)      (60,336)

Financing activities
  Proceeds from borrowings                  245,050         1,650        22,730
  Repayment of borrowings                  (245,050)       (1,650)      (22,730)
  Policyowner contract deposits             119,639       115,493       132,408
  Withdrawals of policyowner
    contract deposits                      (127,341)     (107,073)      (94,150)
  Cash dividends to stockholders            (10,894)      (10,393)      (10,061)
  Other                                         278           592           670

  Net cash provided (used)                  (18,318)       (1,381)       28,867

Increase (decrease) in cash                  44,606        (5,411)        1,084
Cash at beginning of year                       (87)        5,324         4,240

  Cash at end of year                      $ 44,519           (87)        5,324



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

                                                            Schedule III



                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUPPLEMENTARY INSURANCE INFORMATION



The Company believes it operates in a single industry segment, that of providing life and accident and health insurance coverage. Therefore, supplementary information for this segment is limited to the following:

                                   December 31

                                                    1997           1996

                                 (in thousands)

      Unearned premiums (included in                $949            909
      other policyowners' funds in the
      accompanying Consolidated Balance
      Sheet)

All other information required by this Schedule is shown in the accompanying Consolidated Income Statement and Consolidated Balance Sheet.





                                                            Schedule V



                          VALUATION AND QUALIFYING ACCOUNTS



                             Years ended December 31

                                               1997         1996        1995

                                 (in thousands)

Real estate valuation account
  Beginning of year                          $ 5,227        7,378       9,942
  Deductions                                  (1,541)      (2,151)     (2,564)
  End of year                                $ 3,686        5,227       7,378


Mortgage loan valuation account
  Beginning of year                          $ 8,500       10,500      10,500
  Deductions                                       -       (2,000)          -
  End of year                                $ 8,500        8,500      10,500


Allowance for uncollectible accounts
  Beginning of year                          $ 1,160        1,123       2,732
  Additions                                      230          845       1,258
  Deductions                                    (181)        (808)     (2,867)
  End of year                                $ 1,209        1,160       1,123