Form 10-Q
period 1998-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1998-05-13
CIK 54473

Securities and Exchange Commission
                             Washington, D. C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                      For the Quarter ended March 31, 1998


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


        Class                           Outstanding at April 8, 1998
Common Stock, $2.50 par value                6,197,459 shares


                       Kansas City Life Insurance Company
                          Quarter ended March 31, 1998


Part I

Item 1.  Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating  earnings  per share  declined  21  percent  in the  quarter to $1.31.
Including realized investment gains, which declined slightly year to year, net income declined 20 percent to $1.57 a share. Much of the decline in earnings resulted from less favorable mortality at each of the insurance companies and narrowed interest margins in the interest sensitive products. Reported results for 1998 include those for the block of business acquired in late 1997, whereas 1997's first quarter results do not. Therefore, where appropriate, the block's results have been excluded from the following analysis in order to provide more valid comparisons.

Sales Performance

Consolidated  new  annualized  premiums rose 43 percent  compared to a year ago.
This growth was led by the variable products, whose new premiums nearly quadrupled to $14.7 million for the quarter. Variable products comprised 43 percent of new premiums. Non-variable universal life and flexible annuity sales rose 29 percent and 14 percent, respectively. Only two lines of business' sales declined. Sales of final expense coverage to the senior market declined as did group life and disability sales. Life insurance in-force totaled $26.2 billion at March 31, 1998, a 6 percent annualized decrease from last year end.

Insurance Revenues

Insurance revenues, in total, rose 4 percent. Life insurance premiums rose principally due to growth in single-premium traditional annuities. Accident and health premiums declined 3 percent due to the continued runoff of the closed home health block and a leveling of group disability and dental premiums. Contract charge revenues associated with interest sensitive products increased 8 percent, reflecting the sales growth achieved over the past year.

Investment Revenues

Net investment income declined 5 percent excluding the impact of the purchased block of business. The yield on the investment portfolio declined as yields available in the marketplace were below the overall portfolio yield and yields lost through maturities and repayments. Gains realized from the investment portfolio vary at management's discretion as they manage the portfolio's overall return.

Benefits

Total benefits rose 3 percent in the first quarter as they equaled 61.5 percent of operating revenues compared with 59.6 percent in last year's first quarter. The deterioration in the benefits ratio reflected worse mortality experience at each of the insurance companies. Mortality fluctuates quarter to quarter. Surrenders of traditional life insurance rose $365,000, or 10 percent, for the quarter. Group's claims ratio deteriorated somewhat but claims experience improved considerably in the dental line. Improved claims ratios were attained in the home health line of business.

Other Expenses

Insurance operating expenses include commissions, capitalized policy acquisition costs and home office operating expenses. Home office operating expenses increased 5 percent thus far in 1998, the increase being focused in the marketing areas of the Company.

Liquidity and Capital Resources

Statements made in the Company's 1997 Annual Report to Stockholders remain pertinent.

Cash provided from operating activities, combined with net inflows related to contract deposits, totaled $21.8 million in 1998 contrasted with $22.3 million a year ago. Liquidity remains sufficient as the Company made new investments totaling $149.4 million during the quarter.

Total assets of $3.5 billion at March 31, 1998 increased at a 6 percent annualized rate from last year end. Book value improved 8 percent in the quarter, on an annualized basis, to $87.47 a share. Excluding the impact of changes in unrealized investment gains since the beginning of the year, book value rose 6 percent on an annualized basis.


Changes in Reporting Regulations

Financial Accounting Standard No. 130, "Reporting Comprehensive Income," requires that all components and the total of comprehensive income be displayed prominently, including the change in unrealized investment gains and losses. This guideline was implemented for the first quarter. Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes requirements for annual and interim reporting of segment information including products and services, geographic areas and major customers. Kansas City Life is studying these requirements and will adopt this standard by year end 1998.


Part II:  Other Information

Item 1:  Legal Proceedings

The Company has agreed to indemnify Security Benefit Life Insurance Company ("Security Benefit") from a claim pursuant to the terms of the Coinsurance and Servicing Agreement ("Agreement") dated September 4, 1997 between the Company and Security Benefit. The case, William H. Stewart, Richard M. Littrell, Kimberley Weyland Reisinger (f.k.a. Kimberley K. Weyand) and Catherine I. King, Individually and on Behalf of All Others Similarly Situated, v. Security Benefit Life Insurance Company and Bank Market Service, Inc. , was filed April 1, 1998 in the District Court of Johnson County, Kansas. The Plaintiffs are current or former policyowners of Security Benefit, all of whom allegedly brought bank-endorsed life insurance policies from Security Benefit through Bank Market Service, Inc. The Plaintiffs allege that they and others who bought similar products were deceived into believing that their policies were purely retirement plans, not life insurance. They allege that they and others similarly situated were damaged in that they could have saved more money for retirement had they invested their funds elsewhere. The Plaintiffs seek, among other remedies, equitable relief, contractual and compensatory damages in an undetermined amount, and attorney fees for the alleged deceptive and fraudulent practices of the Defendants in connection with the sale of the policies. The Petition further alleges that the Plaintiffs' class consists of tens of thousands of policyowners who purchased retirement plans from 1997 through the present. The case is in its very early stages, class action certification has not been granted, nor has any responsive pleading been filed. The amount of any liability which may arise as a result of this case cannot be reasonably estimated, and no provision for loss has been made in the Company's financial statements. However, there can be no assurance that this case or any current or future litigation relating to sales practices will not have a material effect on the Company.

Item 4.  Result of Votes of Security Holders

On April 23, 1998, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 6,196,102 shares outstanding and eligible to vote, and 5,418,879 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

W. E. Bixby                -   5,388,883
Jack D. Hayes              -   5,372,891
Francis P. Lemery          -   5,388,843
Michael J. Ross            -   5,383,098
Elizabeth T. Solberg       -   5,379,195

The following Directors continued their term of office after this meeting:

J. R. Bixby
R. Philip Bixby
W. E. Bixby, III
Richard L. Finn
Webb R. Gilmore
Nancy Bixby Hudson
Warren J. Hunzicker, M. D.
Daryl D. Jensen
C. John Malacarne
Larry Winn, Jr.


Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1998.












                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       KANSAS CITY LIFE INSURANCE COMPANY




___________________________
/s/Richard L. Finn
Senior Vice President, Finance


____________________________
/s/John K. Koetting
Vice President and Controller


____________________________
/s/C. John Malacarne
Vice President, General Counsel and Secretary



Date:  May 12, 1998











                       KANSAS CITY LIFE INSURANCE COMPANY
                          Quarter ended March 31, 1998
                                     EXHIBIT

                        Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                      March 31     December 31
                                        1998           1997
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,053,558      2,004,516
    Securities held to maturity,
      at amortized cost                  130,216        145,661
  Equity securities available
    for sale, at market                  106,104        114,986
  Mortgage loans                         273,767        270,054
  Real estate, net                        42,381         36,764
  Real estate joint ventures              42,828         43,347
  Policy loans                           123,004        123,186
  Short-term                              74,965         74,341
  Other                                    7,500          7,500
                                   -------------  -------------
                                       2,854,323      2,820,355

Deferred acquisition costs               216,321        209,826
Other assets                             339,694        351,291
Separate account assets                   82,772         57,980
                                   -------------  -------------

                                     $ 3,493,110      3,439,452
                                   =============  =============

Liabilities and equity
Future policy benefits               $   806,035        803,738
Accumulated contract values            1,745,520      1,755,133
Other liabilities                        316,746        292,007
Separate account liabilities              82,772         57,980
                                   -------------  -------------
  Total liabilities                    2,951,073      2,908,858

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         16,626         16,256
  Accumulated other
    comprehensive income                  40,539         36,448
  Retained earnings                      550,668        543,715
  Less treasury stock                    (88,917)       (88,946)
                                   -------------  -------------
                                         542,037        530,594
                                   -------------  -------------

                                     $ 3,493,110      3,439,452
                                   =============  =============

Notes:

* The components of comprehensive income, net of related tax follow.

                                    1998      1997
   Net income                     $ 9,741    12,134
   Unrealized gains (losses)
     on securities                  4,091   (22,067)
                                   ------    ------
   Comprehensive income (loss)    $13,832    (9,933)
                                   ======    ======

   Unrealized gains will fluctuate as interest rates vary over time.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period
   (6,195,226 shares (6,189,437 shares - 1997).

* These interim financial statements should be read in conjunction with the Company's Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.

Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended
                                                 March 31
                                              1998     1997
                                              ----     ----
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,229   24,647
    Accident and health                      10,368   10,732
  Contract charges                           27,280   20,456
Investment revenues:
  Investment income, net                     49,042   47,044
  Realized gains                              2,527    2,823
Other                                         2,339    2,677
                                            -------  -------
    Total revenues                          116,785  108,379
                                            -------  -------

Benefits and expenses
Policy benefits:
  Death benefits                             32,007   23,805
  Surrenders of life insurance                4,763    3,643
  Other benefits                             16,904   16,029
  Increase in benefit and contract reserve   18,126   19,418
Amortization of policy acquisition costs      8,517    8,666
Insurance operating expenses                 23,247   20,071
                                             ------   ------
    Total benefits and expenses             103,564   91,632
                                             ------   ------

Pretax income                                13,221   16,747
                                             ------   ------

Federal income taxes:
  Current                                     4,764    7,240
  Deferred                                   (1,284)  (2,627)
                                              ------  ------
                                              3,480    4,613
                                              ------  ------

Net income                                 $  9,741   12,134
                                             ======= =======

Per common share
  Operating income                           $ 1.31     1.66
  Realized gains, net                          0.26     0.30
                                              -----    -----

  Net income                                 $ 1.57     1.96
                                              =====    =====





     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                   Quarter ended
                                                      March 31
                                                 1998         1997
 Operating activities
   Net cash provided                            $15,311       17,489

 Investing activities
 Investments called or matured:
   Fixed maturities available for sale           55,471       32,558
   Fixed maturities held to maturity             15,601       31,622
   Mortgage loans                                 6,549       17,531
   Other                                          6,091        6,002
 Investments sold:
   Fixed maturities available for sale           29,960       58,921
   Other                                          5,862          848
 Investments made:
   Fixed maturities available for sale         (129,363)    (121,981)
   Equity securities available for sale          (1,304)     (11,040)
   Mortgage loans                               (11,326)      (8,465)
   Real estate                                   (6,006)        (176)
   Real estate joint ventures                      (736)     (11,436)
   Increase in short-term investments, net         (627)     (11,033)
 Other, net                                       5,655       (2,257)
   Net cash used                                (24,173)     (18,906)

 Financing activities
 Policyowner contract deposits                   53,831       44,306
 Withdrawals of policyowner
   contract deposits                            (47,372)     (39,477)
 Dividends paid to stockholders                  (2,787)      (2,723)
 Other, net                                      (2,490)         146
   Net cash provided                              1,182        2,252

 Increase (decrease) in cash                     (7,680)         835
 Cash at beginning of year                       50,927        4,577
   Cash at end of period                        $43,247        5,412







Kansas City Life's operating earnings totaled $1.31 a share for the first quarter, a decline of 21 percent. Net income, which includes realized investment gains, declined 20 percent to $1.57 a share. The decline in earnings was caused by mortality swings in all three of our insurance companies and by a narrowing of interest spreads on our interest sensitive products.



Kansas City Life experienced record sales in the first quarter. Sales, in terms of new annualized premiums, rose 43 percent for the quarter. Sales growth continues to build as we successfully recruit seasoned life agencies and achieve improved sales results in our core agencies. Sales of variable products nearly quadrupled to total $14.7 million for the quarter. These products accounted for 43 percent of new premiums. Significantly, sales of our non-variable universal life products climbed 29 percent. Just two lines of business experienced sales declines, namely, sales of final expense policies for the senior market and group life and disability products.



Investment income rose 4 percent year-to-year. Excluding investment earnings from the block of business acquired in 1997, investment earnings declined 5 percent as market yields on new investments fell below yields lost through investment maturities, repayments and sales.



Kansas City Life has received certification as a member of the Insurance Marketplace Standards Association (IMSA). IMSA has established a uniform set of standards to benchmark against in order to ensure that companies have appropriate market conduct policies and procedures. Certification was earned by successfully undergoing rigorous evaluation by both internal and external sources. This certification underscores our continuing commitment to customer satisfaction and ethical marketing practices.



Book value, or stockholders' equity per share, rose 8 percent in the quarter on an annualized basis to $87.47 a share.



The Board of Directors approved a quarterly dividend of $.45 a share, unchanged from the previous quarter. The dividend will be paid on May 26 to stockholders of record on May 11.



This is my first message to you as your President. I feel fortunate to have been able to assume this position at a time when we are enjoying such outstanding marketing momentum. The leadership and direction provided by my Father, Walt, are now coming to fruition. We are a financially strong player in a vital segment of the financial services industry. With the continued efforts of our associates and sales agents, I believe that we will extend and augment the tradition and performance of past generations. We are the future of Kansas City Life, and the future is bright with promise.


                                         /s/ R. Philip Bixby