Form 10-Q
period 1998-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1998-08-14
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended June 30, 1998


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


                Class                   Outstanding at July 13, 1998
Common Stock, $2.50 par value           6,192,525 shares
                         Page 1
Kansas City Life Insurance Company
Quarter ended June 30, 1998


Part I

Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Earnings were much improved in the second quarter. Operating earnings per share rose 33 percent in the quarter to $1.85 and 4 percent for the six months to $3.16. Including realized investment gains, which increased nearly $1.0 million in the second quarter, net income per share rose 37 percent to $2.11 for the quarter and rose 5 percent for the six months to total $3.68 per share. This increase was the result of improved mortality at all three insurance companies. These results for 1998 include a block of business acquired in the third quarter of 1997. Therefore, where appropriate, the block's results have been excluded from the following analysis in order to provide more valid comparisons.

Sales Performance

Marketing momentum remained strong in the second quarter. Consolidated new annualized premiums rose 52 percent in the second quarter and 48 percent for the six months. As in the first quarter, the variable products continued to lead the sales growth providing $34.1 million in new premiums for the six months, an increase of $24.3 million over 1997. Non-variable universal life annualized premiums grew 12 percent in the second quarter and 19 percent for the six months. Flexible annuity premiums were flat for the six months but grew 7 percent in the quarter. Only traditional life and group product sales declined. Variable products comprised 50 percent of new sales in the quarter and 47 percent for the six months. Life insurance in-force totaled $26.4 billion at June 30, 1998, a 2 percent annualized decline from last year end.





Insurance Revenues

Total insurance revenues grew 13 percent for the six months as reported on the attached earnings statement. However, excluding the effects of the purchased block, life insurance premiums declined slightly in the second quarter although they remained up 4 percent for the six months. Insurance revenues rose 4 percent for the six months as did life insurance premiums. Revenues associated with contract charges on interest sensitive products were up 6 percent for the six months. Accident and health premiums declined 3 percent for the first half due to decreases in group dental and stop/loss products premiums.

Investment Revenues

Net investment income rose 11 percent for the quarter and 7 percent for the six months. However, excluding the purchased block, net investment income fell 3 percent. The net yield on the investment portfolio declined 19 basis points as yields available in the marketplace were below the overall portfolio yield. Realized gains from the investment portfolio were nearly $1.0 million greater than the prior year. These gains vary at management's discretion in managing the portfolio's overall return.

Benefits

Excluding the purchased block, total benefits rose 3 percent for the first half, the same as the first quarter and equaled 61.9 percent of operating revenues compared with 60.9 percent last year. Death benefits were flat compared with last year and improved at each of the insurance companies compared with the first quarter. Surrenders of traditional life insurance rose 18 percent in the first half, but were little changed as a percent of cash values available to be surrendered. Group claims ratios deteriorated in the stop loss and dental lines in the second quarter. Claims in home health care deteriorated somewhat in the second quarter but are still in line with the first quarter.

Other Expenses

Home office operating expenses increased 3 percent in the first half of 1998. This expense growth results from continued emphasis on individual and group marketing efforts. This expense increase compares favorably to a 23 percent growth in direct statutory premiums for the six months.

Liquidity and Capital Resources

Statements made in the Company's 1997 Annual Report to Stockholders remain pertinent.

For the six months, cash provided from operating activities and net cash inflows from contract deposits totaled $4.7 million. However, this is a decline from prior periods due to two factors. First, an increasing sizable portion of the Company's premiums are coming from variable products. The variable products direct most of the investable cash from these products into separate accounts and thus are not available for general investments. Second, flexible annuity outflows have increased both in dollar terms and as a percentage of values available to be surrendered. Liquidity needs are not a concern as the Company made new investments totaling $383.9 million during the first half, a $100 million increase versus last year.

Assets totaled $3.5 billion at June 30, 1998, a 4 percent annualized rate from last year end. Book value per share improved 10 percent on an annualized basis, to $89.77 a share. Excluding the impact of changes in unrealized investment gains since the beginning of the year, book value grew at a 7 percent annualized rate.

The Company remains on schedule to complete its year 2000 system conversions in a timely manner. The Company has developed a comprehensive plan insuring that all systems remain viable. The schedule is slated to have all conversion completed by the first quarter of 1999, at the latest. Conversion costs are expensed as incurred and incremental costs in this regard are expected to remain minor.

Changes in Reporting Regulations

Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes requirements for annual and interim reporting of segment information including products and services, geographic areas and major customers. Kansas City Life is studying these requirements and will adopt this standard by year end 1998.

In June, 1998, the Financial Accounting Standards Board adopted Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. This statement establishes the measurement, recording and disclosure requirements for derivative instruments and hedging activities. At this time, the Company does not have any derivative instruments or hedging activities.



Part II:  Other Information
Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1998.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY




/s/ Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/ John K. Koetting
John K. Koetting
Vice President and Controller


/s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  August 12, 1998



KANSAS CITY LIFE INSURANCE COMPANY
Quarter ended June 30, 1998
EXHIBIT

Quarterly Report to Stockholders


Consolidated
Balance Sheet
(in thousands)

                                      June 30     December 31
                                        1998           1997
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,062,158      2,004,516
    Securities held to maturity,
      at amortized cost                  125,485        145,661
  Equity securities available
    for sale, at market                  114,616        114,986
  Mortgage loans                         296,198        270,054
  Real estate, net                        42,927         36,764
  Real estate joint ventures              42,755         43,347
  Policy loans                           121,774        123,186
  Short-term                              64,787         74,341
  Other                                    7,500          7,500
                                   -------------  -------------
                                       2,878,200      2,820,355

Deferred acquisition costs               217,232        209,826
Other assets                             299,612        351,291
Separate account assets                  106,146         57,980
                                   -------------  -------------

                                     $ 3,501,190      3,439,452
                                   =============  =============

Liabilities and equity
Future policy benefits               $   811,172        803,738
Accumulated contract values            1,732,994      1,755,133
Other liabilities                        295,000        292,007
Separate account liabilities             106,146         57,980
                                   -------------  -------------
  Total liabilities                    2,945,312      2,908,858

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         16,804         16,256
  Accumulated other
    comprehensive income                  44,542         36,448
  Retained earnings                      560,953        543,715
  Less treasury stock                    (89,542)       (88,946)
                                   -------------  -------------
                                         555,878        530,594
                                   -------------  -------------

                                     $ 3,501,190      3,439,452
                                   =============  =============

Notes:
* Comprehensive income equals $30,908,000 and $21,815,000, net of taxes for 1998 and 1997, respectively, and $17,076,000 and $31,748,000 for the quarter in 1998 and 1997, respectively. Unrealized gains or losses on securities generate the difference compared to net income above.

* These financial statements are unaudited but, in management's opinion, provide a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the quarter, 6,194,797 shares (6,189,331 shares - 1997).

* These interim financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.

Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended   Six Months ended
                                                  June 30          June 30
                                              1998     1997     1998     1997
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,637   25,990   52,866   50,637
    Accident and health                      10,705   11,022   21,073   21,754
  Contract charges                           26,747   20,429   54,027   40,885
Investment revenues:
  Investment income, net                     51,152   46,233  100,194   93,277
  Realized gains                              2,434    1,472    4,961    4,295
Other                                         4,950    3,690    7,289    6,367
                                            -------  -------  -------  -------
    Total revenues                          121,625  108,836  240,410  217,215
                                            -------  -------  -------  -------
Benefits and expenses Policy benefits:
  Death benefits                             26,055   27,012   58,062   50,817
  Surrenders of life insurance                4,716    3,420    9,479    7,063
  Other benefits                             20,086   16,537   36,990   32,566
  Increase in benefit and contract reserve   20,852   19,831   40,978   39,249
Amortization of policy acquisition costs      8,600    7,966   17,117   16,632
Insurance operating expenses                 22,707   21,367   45,954   41,438
                                            -------  -------  -------  -------
    Total benefits and expenses             103,016   96,133  208,580  187,765
                                            -------  -------  -------  -------

Pretax income                                18,609   12,703   31,830   29,450
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     4,899    4,427    9,663   11,667
  Deferred                                      637   (1,229)    (647)  (3,856)
                                            -------  -------  -------  -------
                                              5,536    3,198    9,016    7,811
                                            -------  -------  -------  -------

Net income                                $  13,073    9,505   22,814   21,639
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.85     1.39     3.16     3.05
  Realized gains, net                          0.26     0.15     0.52     0.45
                                            -------  -------  -------  -------

  Net income                                 $ 2.11     1.54     3.68     3.50
                                            =======  =======  =======  =======







     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                             Six Months ended
                                                                  June 30
                                                             1998         1997
 Operating activities
   Net cash provided (used)                                 ($3,842)     11,698

 Investing activities
  Investments called or matured:
   Decrease (increase) in short-term investments, net         9,540      (5,493)
   Fixed maturities available for sale                       98,259      60,592
   Fixed maturities held to maturity                         20,408      53,714
   Equity securities available for sale                      11,215      12,738
   Mortgage loans                                            11,634      26,148
   Other                                                      1,231       1,298
 Investments sold:
   Fixed maturities available for sale                      179,522     101,935
   Equity securities available for sale                       4,522         921
   Other                                                      3,748       1,687
 Investments made:
   Fixed maturities available for sale                     (318,881)   (202,342)
   Equity securities available for sale                     (16,219)    (19,526)
   Mortgage loans                                           (38,857)    (29,386)
   Real estate                                               (7,261)       (430)
   Real estate joint ventures                                (1,636)    (14,521)
   Other                                                     (1,018)     (6,385)
 Other, net                                                   4,261      (1,798)
   Net cash used                                            (39,532)    (20,848)

 Financing activities
 Policyowner contract deposits                              110,680      92,765
 Withdrawals of policyowner
   contract deposits                                       (102,059)    (79,079)
 Dividends paid to stockholders                              (5,576)     (5,445)
 Other, net                                                  (1,502)        126
   Net cash provided                                          1,543       8,367

 Decrease in cash                                           (41,831)       (783)
 Cash at beginning of year                                   50,927       4,577
   Cash at end of period                                     $9,096       3,794





Message from the President

Earnings rebounded in the second quarter as mortality experience improved significantly over the first quarter. Operating earnings per share equaled $1.85 for the second quarter and $3.16 for the six months, an improvement of 33 percent for the quarter and 4 percent for the six months. Net income per share, which includes realized investment gains, equaled $2.11 for the quarter and $3.68 for the six months, an increase of 37 percent and 5 percent, respectively.

In the first quarter, the Company's mortality experience compared unfavorably to the prior year at each of our life insurance companies. However, this experience improved considerably at all three companies during the second quarter and mortality experience for the six months was generally in line with last year.

Sales momentum continues to build at Kansas City Life. New annualized premiums are 48 percent ahead of a year ago with sales up 52 percent in the second quarter alone. This growth was focused in the variable lines of business, which provided $34.1 million of new premiums in the six months. Sales growth in all of the other individual lines at the parent company was offset by declines in sales at the affiliates and in the group line of business.

Total insurance revenues in the attached earnings statement grew 13 percent for the six months. Excluding insurance revenues from the block of business which we acquired in last year's third quarter, revenues rose 4 percent. Life insurance premiums increased 4 percent due to single premium annuity growth. Accident and health premiums declined 3 percent. Contract charges generated by our variable and interest sensitive products rose 6 percent. Insurance in force totals $26.4 billion, down slightly from the first of the year.

Investment income grew 7 percent for the six months and 11 percent in the second quarter. This growth reflects the acquisition noted above. Excluding the effects of this transaction, investment income declined 5 percent for the six months reflecting modest portfolio growth and a 19 basis point decline in the portfolio yield. Narrowed interest margins on our interest sensitive products continued to restrain earnings growth.

Home office operating expenses increased 3 percent principally due to increased expenditures in our individual and group marketing areas. This operating expense growth compares favorably to a 23 percent increase in direct statutory premiums for the six months.

Cash provided from operations, as shown in the accompanying statement of cash flows, turned negative this quarter. This reflects the sizable portion of our business which is coming from the variable line and which is directed to the separate account and not available for investment in the general account.

Book value equals $89.77 a share, a 10 percent annualized increase from the beginning of the year. Excluding the impact of unrealized investment gains on our investment portfolio, book value rose at a 7 percent annualized rate.

Kansas City Life will pay a quarterly dividend of $.45 a share on August 24 to shareholders of record on August 10. This dividend is unchanged from last quarter.



                                          /s/ R. Philip Bixby