Form 10-Q
period 1998-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1998-11-10
CIK 54473

Securities and Exchange Commission
Washington, D. C.  20549


Form 10-Q


Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the Quarter ended September 30, 1998


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


                Class                   Outstanding at October 2, 1998
Common Stock, $2.50 par value           6,197,813 shares
                         Page 1
Kansas City Life Insurance Company
Quarter ended September 30, 1998


Part I

Item 1. Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life achieved record earnings in the third quarter. Operating earnings per share rose 70 percent in the quarter to $2.09 and 23 percent for the nine months to $5.25. Even including realized investment gains, which decreased $2.2 million in the third quarter, net income per share rose 33 percent to $2.52 for the quarter and 15 percent for the nine months to total $6.20 per share. Improved mortality and increased operational efficiencies continue to drive these results.

These results include those for a block of life business acquired in the third quarter of last year. However, 1997's results include one quarter's results of the block compared to three quarters in 1998. Therefore, where appropriate, the block's results have been excluded from the following analysis in order to provide more meaningful comparisons.

Sales Performance

Marketing results remained strong in the third quarter. Consolidated new annualized premiums rose 22 percent in the third quarter and 38 percent for the nine months. As in the past few quarters, the variable products continued to lead sales growth by providing $50.9 million in new premiums for the nine months, an increase of $29.8 million over 1997. Variable products accounted for nearly 45 percent of new premiums for the nine months versus 26 percent last year. New non-variable universal life premiums declined 35 percent in the third quarter and were down 2 percent for the nine months. New flexible annuity premiums rose 34 percent for the quarter and were up 16 percent for the nine months. Group sales rose 14 percent for the third quarter but were down 15 percent for the nine months. In just three years, variable premiums have grown to represent one-fifth of total statutory premiums. Life insurance in-force totaled $27.1 billion at September 30, 1998, a 2 percent annualized in crease from last year end.

Insurance Revenues

Total insurance revenues rose 4 percent for the quarter and 10 percent for the nine months as reported on the earnings statement. Excluding the purchased block, life insurance premiums grew 5 percent for the nine months. Accident and health premiums declined 5 percent for the quarter and 4 percent for the nine months. This decline is largely the result of a 4 percent decline in the closed block of home health care business and a 2 percent decline in group disability and stop loss business. Contract charges, which are the insurance revenues associated with interest sensitive business, rose 6 percent for the nine months, excluding the purchased block.

Investment Revenues

Net investment income, excluding the effects of the purchased block, declined 2 percent for the nine months. The net yield on the investment portfolio declined 9 basis points as yields available in the marketplace continued to fall below the overall portfolio yield. Realized gains from the investment portfolio declined $2.2 million for the quarter and $1.6 million for the nine months. These gains vary largely at management's discretion.

Benefits

Total benefits, excluding the purchased block, rose 1 percent for the nine months. This is an improvement over the first half and first quarter which were both up 3 percent. Benefits as a percent of operating revenue equaled 56.9 percent for the third quarter and 60.3 percent for the nine months. This compares favorably to 61.3 percent and 61.1 percent for 1997's third quarter and nine months, respectively. This decline largely reflects improved mortality experience. Death benefits, excluding the purchased block, were flat for the nine months, the same as the six months. Surrenders of traditional life insurance rose 25 percent for the nine months. Other benefits, which are largely composed of group accident and health payments, declined 5 percent in the third quarter, but remained up 7 percent for the year. While the group dental claims ratio improved for the year, other group disability claims ratios deteriorated.

Other Expenses

Home office operating expenses declined 3 percent in the third quarter and rose just 1 percent for the nine months. The Company has focused historically on improved operating efficiencies while not sacrificing service to its policyholders or field force. In addition, the Company has aggressively improved sales this year which, combined with the block of life business purchased last year caused, direct statutory premiums to rise 19 percent for the first nine months. Additionally, during the third quarter, the Company announced plans to relocate the remainder of Sunset Life Insurance Company's operations, an affiliate based in Olympia, Washington, into the home office in Kansas City. It is anticipated that this relocation will be completed by the end of next year and will result in significant cost savings in 2000 and beyond.

Liquidity and Capital Resources

Statements made in the Company's 1997 Annual Report to Stockholders remain pertinent.

For the nine months, cash provided from operating activities and net cash inflows from contract deposits totaled $11.0 million. While this is a decline of $30.9 million from 1997, it is an improvement versus the six months. As mentioned in previous reports, a growing, sizable portion of the Company's premiums result from variable products which directs most of the investable cash into separate accounts rendering it unavailable for general investments. Additionally, outflows from flexible annuity deposits have increased both in dollar terms and as a percentage of values available to be surrendered.
However, liquidity is not a concern as the Company made new investments totaling $550.5 million during the nine months. While this was a decrease compared with last year's $835.2 million, two-thirds of the difference resulted from the cash received in 1997 relative to the block purchase noted above.

Assets totaled $3.6 billion at September 30, 1998, a 5 percent annualized growth rate from last year end. Book value per share improved 17 percent on an annualized basis, to $96.82 a share. Excluding the impact of changes in unrealized investment gains, book value grew at a 8 percent annualized rate.

Year 2000 (Y2K) Compliance

Kansas City Life is closely monitoring its ability, and the ability of its primary vendors and business partners, to successfully operate in the year 2000. It is assessing and resolving potential problems in both its information technology (IT) systems and in its non-information technology systems. At the present time, the Company is approximately three-fourths complete and anticipates that it will be 85 percent complete by year end with addressing the IT issues and expects to have these fully resolved and all required changes implemented by mid-1999. The Company's non-IT systems are largely year 2000 compliant currently, with one relatively minor system yet to be converted during 1999. The Company is actively monitoring the compliance programs of those third parties with which the Company has business relationships as well as developing contingency plans based upon those assessments. These third parties are progressing well, but will be monitored until full compliance is achieved. Contingency plans are being developed and will be completed by early 1999. The incremental cost of the Company's compliance effort generally has been expensed as incurred and has not been material thus far, estimated at less than $500,000, nor is it expected to be material in the future. The forecast costs, consequences of the year 2000 problem, and the dates on which the Company believes it will complete its various year 2000 computer modifications are based on its best estimates, which, in turn, were based on numerous assumptions of future events, including third-party modification and compliance plans, continued availability of resources, and other factors. The Company cannot be sure that these estimates will be achieved or that the assumptions are accurate, and actual results could differ materially from those anticipated.

Changes in Reporting Regulations

Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes requirements for annual and interim reporting of segment information including products and services, geographic areas and major customers. Kansas City Life is studying these requirements and will adopt this standard by year end 1998.

Financial Accounting Standard No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," enhances disclosure requirements from previously adopted Standards No. 87 and 106. This statement will have no financial impact and will be adopted by year end 1998.

In June, 1998, the Financial Accounting Standards Board adopted Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company will perform a market risk analysis and provide related disclosures at year end 1998. The a ccounting policy disclosures regarding hedging activities and derivative instruments are not applicable to Kansas City Life.




Part II:  Other Information
Item 1:  Legal Proceedings

In recent years, life insurance companies have been named as defendants in lawsuits related to life insurance pricing and sales practices. Plaintiffs in many of these cases seek to have their case certified as a class action. A number of these cases have resulted in substantial jury awards or settlements.

In the previously reported case Patricia A. Adams, Kevin J. Palamarchuck and Karolynne K. Palamarchuck, On Behalf of Themselves and All Others Similarly Situated vs. Kansas City Life Insurance Company, the Company's motion to change venue to the Western District of Missouri has been granted. Limited discovery has been conducted and the Company has filed a motion to dismiss which has not been ruled upon. Management intends to continue to defend this matter vigorously and denies the allegations, including the existence of a legitimate class.

In the previously reported case William H. Stewart, Richard M. Littrell, Kimberley Weyand Reisinger (f.k.a. Kimberley K. Weyand) and Catherine I. King, Individually and on Behalf of All Others Similarly Situated vs. Security Benefit Life Insurance Co mpany and Bank Market Service, Inc., which the Company is defending pursuant to the terms of the Coinsurance Agreement with Security Benefit Life Insurance Company, the Company's motion to dismiss has been denied. The Company is in the process of filing a responsive pleading denying the allegations, including the existence of a legitimate class, and intends to defend this matter vigorously.

In addition to the matters described above, the Company and its subsidiaries are involved in various legal actions and proceedings in connection with their businesses. Some of the actions and proceedings have been brought on behalf of various alleged classes of claimants and certain of the claimants seek damages of unspecified amounts and punitive damages. Although no assurances can be given and do determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company and its subsidiaries believe that their are meritorious defenses for these claims and are defending them vigorously. In the opinion of management, the amounts that would ultimately be paid, if any, are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 6.

(a)  Exhibits:  None

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1998.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KANSAS CITY LIFE INSURANCE COMPANY




/s/Richard L. Rinn
Richard L. Finn
Senior Vice President, Finance


/s/John K. Koetting
John K. Koetting
Vice President and Controller


/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  November 9, 1998


KANSAS CITY LIFE INSURANCE COMPANY
Quarter ended September 30, 1998
EXHIBIT

Quarterly Report to Stockholders



Consolidated
Balance Sheet
(in thousands)

                                    September 30     December 31
                                        1998           1997
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,106,960      2,004,516
    Securities held to maturity,
      at amortized cost                  117,682        145,661
  Equity securities available
    for sale, at market                  107,785        114,986
  Mortgage loans                         308,907        270,054
  Policy loans                           122,258        123,186
  Other                                  165,610        161,952
                                   -------------  -------------
                                       2,929,202      2,820,355

Deferred acquisition costs               221,754        209,826
Other assets                             303,121        351,291
Separate account assets                  113,633         57,980
                                   -------------  -------------

                                     $ 3,567,710      3,439,452
                                   =============  =============

Liabilities and equity
Future policy benefits               $   811,088        803,738
Accumulated contract values            1,727,052      1,755,133
Other liabilities                        315,828        292,007
Separate account liabilities             113,633         57,980
                                   -------------  -------------
  Total liabilities                    2,967,601      2,908,858

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         17,264         16,256
  Accumulated other comprehensive
    income (loss)                         74,820         36,448
  Retained earnings                      574,427        543,715
  Less treasury stock                    (89,523)       (88,946)
                                   -------------  -------------
                                         600,109        530,594
                                   -------------  -------------

                                     $ 3,567,710      3,439,452
                                   =============  =============

Notes:
* Comprehensive income equals $76,795,000 and $55,251,000, for 1998 and 1997, respectively, and $45,887,000 and $33,436,000 for the third
   quarter of 1998 and 1997. This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period, 6,195,543 shares (6,189,738 shares - 1997).

* These interim financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.



Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1998     1997     1998     1997
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 30,480   27,602   84,532   78,239
    Accident and health                      10,508   11,111   31,581   32,865
  Contract charges                           26,205   26,097   80,232   66,983
Investment revenues:
  Investment income, net                     49,837   50,587  150,031  143,864
  Realized gains                              4,121    6,337    9,082   10,632
Other                                         3,906    3,198   11,195    9,564
                                            -------  -------  -------  -------
    Total revenues                          125,057  124,932  366,653  342,147
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             25,284   24,735   83,346   75,552
  Surrenders of life insurance                4,846    4,287   14,611   11,350
  Other benefits                             17,273   18,243   54,263   50,809
  Increase in benefit and contract reserve   21,455   25,435   63,333   64,684
Amortization of policy acquisition costs     10,246   10,074   27,363   26,706
Insurance operating expenses                 23,804   24,550   69,758   65,988
Interest expense                                  0      515        0      515
                                            -------  -------  -------  -------
    Total benefits and expenses             102,908  107,839  312,674  295,604
                                            -------  -------  -------  -------

Pretax income                                22,149   17,093   53,979   46,543
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     6,394   (4,069)  16,057    7,598
  Deferred                                      146    9,404     (501)   5,548
                                            -------  -------  -------  -------
                                              6,540    5,335   15,556   13,146
                                            -------  -------  -------  -------

Net income                                $  15,609   11,758   38,423   33,397
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 2.09     1.23     5.25     4.28
  Realized gains, net                          0.43     0.67     0.95     1.12
                                            -------  -------  -------  -------

  Net income                                 $ 2.52     1.90     6.20     5.40
                                            =======  =======  =======  =======







CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)
                                                             Nine months ended
                                                                September 30
                                                              1998        1997
 Operating activities
   Net cash provided (used)                                 ($6,375)     11,138

 Investing activities
   Purchases of fixed maturity investments                 (463,844)   (695,455)
   Sales of fixed maturity investments                      268,508     334,807
   Maturities and principal paydowns of
     fixed maturity investments                             183,563     209,605
   Purchases of other investments                           (86,672)   (102,751)
   Sales maturities and principal paydowns
     of other investments                                    48,170      70,335
   Net (purchases) sales of short-term investments            1,723     (36,969)
   Acquisition of life block:
      Cash acquired net of purchase price paid                3,550     212,904
   Net cash used                                            (45,002)     (7,524)

 Financing activities
 Policyowner contract deposits                              164,504     165,664
 Withdrawals of policyowner
   contract deposits                                       (147,109)   (134,902)
 Dividends paid to stockholders                              (7,711)     (8,167)
 Other, net                                                  (1,526)       (274)
   Net cash provided                                          8,158      22,321

 Increase (decrease) in cash                                (43,219)     25,935
 Cash at beginning of year                                   50,927       4,577
   Cash at end of period                                     $7,708      30,512


Message from the President

Kansas City Life achieved record earnings in the third quarter as mortality experience and operating efficiencies continued to improve. Operating earnings per share rose 23 percent for the nine months to $5.25, and 69 percent for the third quarter to $2.09 a share. Net income, which also includes realized investment gains, rose 15 percent for the nine months to $6.20 a share and 33 percent for the quarter to $2.52 per share.

Sales performance remained strong as consolidated new annualized premiums rose 38 percent for the nine months and 22 percent for the quarter. This growth was led by the variable products which provided 45 percent of current year sales. Variable products contributed $50.9 million in new premiums for the nine months, an increase of $29.8 million over last year. In addition, variable products now constitute one-fifth of the Company's total statutory premiums. New annualized premiums for non-variable universal life declined 2 percent while flexible annuity and traditional life sales declined as well. Life insurance in force equaled $27.1 billion, a 2 percent annualized increase from the beginning of the year.

Insurance revenues in the accompanying income statement rose 10 percent thus far in 1998. The following comparisons exclude premiums and contract charges associated with the block of life business which we purchased in last year's third quarter. Insurance revenues increased 4 percent in the nine months. Life premiums increased 5 percent due to growth in single premium annuities. Accident and health premiums declined 4 percent due to the closed block of home health business and a 2 percent decline in group disability and stop loss premiums. Contract charges generated by the variable and interest sensitive lines rose 6 percent.

Investment income increased 4 percent due to the addition of the purchased block of business noted above. Excluding this block, investment income decreased 2 percent year to year largely due to a 9 basis point decline in the yield on the Company's investments. This decline reflected the historically low yields currently available in the marketplace and caused our investment spreads to narrow in both the traditional and interest sensitive lines of business. Realized investment gains, which are largely discretionary, declined $1.5 million in the nine months and $2.2 million in the third quarter.

As noted above, earnings benefited from increased operating efficiencies. Home office operating expenses rose 1 percent for the nine months while total statutory premiums rose 19 percent. During the third quarter we made the decision to relocate the remainder of Sunset Life's operations from Olympia, Washington, to the home office in Kansas City. It is anticipated this relocation will be completed by the end of next year and will result in significant cost savings in 2000 and beyond. No effort will be spared to maintain the high standards of service to the policyholders and sales force which were provided by Sunset's employees over the years.

Stockholders' equity per share equaled $96.82, a 17 percent annualized increase from last year end. Excluding significant unrealized gains in our securities portfolio created by low interest rates, book value per share equaled $84.75, an 8 percent annualized increase.

The Board of Directors approved a regular quarterly dividend of $.45 a share, unchanged from last quarter. The dividend will be paid on November 23 to shareholders of record on November 9.


                                           /s/ R. Philip Bixby