Form 10-K
period 1998-12-31
KANSAS CITY LIFE INSURANCE CO
filed 1999-03-30
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended December 31, 1998

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

                           Yes    X             No

     As of February 26, 1999, 6,201,665 shares of the Company's capital stock par value $2.50 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $165,045,561. Part II


                         Documents Incorporated by Reference

Item 5:   Market for Registrant's Common           Page 33 of Annual Report to
          Equity and Related Stockholder           Shareholders for the year
          Matters.                                 ended December 31, 1998.

Item 6:   Selected Financial Data.                 Page 14 of Annual Report to
                                                   Shareholders for the year
                                                   ended December 31, 1998.

Item 7:   Management's Discussion                  Pages 12 through 15 of Annual
          and Analysis of Financial                Report to Shareholders for
          Condition and Results of                 the year ended December 31,
          Operations.                              1998.

Item 7A:  Quantitative and Qualitative             Pages 14 and 15 of Annual
          Disclosures about Market Risk            Report to Shareholders for
                                                   the year ended December 31,
                                                   1998.

Item 8:   Financial Statements and                Pages 16 through 29 of Annual
          Supplementary Data.                     Report to Shareholders for the
                                                  year ended December 31, 1998.



Part IV

Index to Exhibits                                  Page 16

                                     PART I


Item 1.  BUSINESS

     Kansas City Life Insurance Company (KCL) was incorporated under the assess-ment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903. The Company operates nationwide, being licensed in 49 states and the District of Columbia.

     The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance affiliates, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a career general agency sales force and these products generate 42% of consolidated insur- ance revenues. Variable universal life and annuities totaled 49% of new statutory premiums in 1998. The group products, largely life, disability and administrative services only, are sold through the general agency sales force and appointed group agents. Group revenues account for 19% of insurance revenues. Sunset markets interest sensitive and traditional products to individuals through a personal pro- ducing general agency system. Sunset operates in 24 states generally west of the Mississippi and is in the process of filing for admission to operate in most of the remaining states. This segment provides 10% of revenues. The Old American segment markets whole life final expense products to seniors through a general agency sales force. Old American operates in 46 states and accounts for 29% of consolidated insurance revenues.

     Old American's administrative operations are merged into KCL's home office and its administrative and accounting systems. Sunset's administrative operations likewise will be merged into KCL's home office during 1999. Increased efficiencies and expense savings should be realized in 2000 and subsequent years.

     KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal govern- ment generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

     KCL and Old American respectively have 529 and 76 full time employees who are located in KCL's home office. Sunset has 92 full time employees currently located in Olympia, Washington.

     The Company is engaged in a competitive industry, competing with 1,500 to 2,000 other life insurance companies in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the Company operates.


Item 2.  PROPERTIES

      Kansas City Life's home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five story buildings on an eight acre site.

      Sunset currently owns and wholly occupies a two story office building at 3200 Capitol Boulevard in Olympia, Washington. The building is situated on four acres of land. This building will be offered for sale in the latter half of 1999.

      The Company owns various other properties held for investment.

Item 3.  LEGAL PROCEEDINGS

     In recent years, life insurance companies have been named as defendants in litigation related to life insurance pricing and sales practices. It has become increasingly common for plaintiffs in these cases and other cases to seek class action status and punitive damages. Among cases of this nature involving the Company are the following:

     Stewart, et al, v. Security Benefit Life Insurance Company; Tenth Judicial District Court of Kansas, Johnson County, Kansas; Case No. 98-C04036. The Company, through a coinsurance agreement, purchased a block of insurance business, including the policies at issue, from Security Benefit Life ("SBL"). The Company is providing a defense to SBL pursuant to the agreement. This lawsuit was filed by four SBL policyholders who allege SBL (through its agent, Bank Market Service, Inc.) sold the policies as retirement plans when, in fact, the policies are for life insurance and have only a minimal cash value. The plaintiffs seek to rescind their insurance contracts with SBL and recover the benefits that "true" retirement plans would have provided. Plaintiffs seek to certify a class comprised of "all persons who have an ownership interest (or had at the time the policy terminated) in one or more life insurance policies marketed as retirement plans by defendants between 1977 and the present." The Company's motion to dismiss has been denied and discovery is cur- rently in process.

     Adams v. Kansas City Life Insurance Company, et al; United States District Court for the Western District of Missouri; Case No. 98-1053-CV-W-9. This liti-gation was brought by four Company policyholders in the Middle District of Florida but was subsequently transferred based on a motion by the Company to the Western District of Missouri. The policyholders allege the Company marketed the policies as policies that would pay for themselves after a certain period of time - i.e., the premiums would "vanish". Plaintiffs seek to certify a class comprised of "all persons and/or entities who have (or had at the time of the policy's termination) an ownership interest in one or more permanent life insurance policies that were issued by Kansas City Life...based upon the nationwide fraudulent scheme and common course of conduct involving deceptive sales practices described herein from January 1, 1985 to the present...and who were thereby harmed." A motion to dismiss is pending and limited discovery has been conducted.

     Management denies the allegations, including the existence of a legitimate class and intends to defend these cases vigorously. To date, class certification has not been granted in any of the cases in which the Company is involved.

     In addition to the above, the Company and certain of its subsidiaries are defendants in lawsuits involving claims and disputes with policyholders that may include clients seeking class action status and/or punitive damages. Some of these lawsuits arise in jurisdictions where juries sometime award punitive damages grossly disproportionate to the actual damages.

     Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, management believes that the total amounts that would ultimately be paid, if any, would have no material effect on the Company's results of operations and financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Incorporated by Reference.


Item 6.  SELECTED FINANCIAL DATA

      Incorporated by Reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

      Incorporated by Reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

      Incorporated by Reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Incorporated by Reference.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                      PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information, as of December 31, 1998, is provided with respect to each Director:

                                 Term as
                                 Director                              Served as
                                 Expires          Other Positions       Director
   Name of Director         Age   in April        with the Company        From

W. E. Bixby, III (3)(6)      40      1999      None                        1996

Webb R. Gilmore              54      1999      None                        1990
(2)(3)(4)(5)(6)

Nancy Bixby Hudson (3)(6)    46      1999      None                        1996

Daryl D. Jensen (3)(6)       59      1999      None                        1978

                                 Term as
                                 Director                              Served as
                                 Expires          Other Positions       Director
  Name of Director          Age   in April        with the Company        From

C. John Malacarne            57      1999      Vice President,             1991
(1)(2)(3)                                      General Counsel
                                               and Secretary

J. R. Bixby (1)(2)           73      2000      Chairman of the Board       1957


R. Philip Bixby              45      2000      President and CEO           1985
(1)(2)

Richard L. Finn              57      2000      Senior Vice President,      1983
(1)(2)                                         Finance

Warren J. Hunzicker, M.D.    78      2000      None                        1989
(6)

Larry Winn, Jr.              79      2000      None                        1985
(2)(4)(5)(6)

W. E. Bixby (1)(2)           66      2001      Vice Chairman of            1966
                                               the Board

Jack D. Hayes (1)            58      2001      Senior Vice President,      1995
                                               Marketing

Francis P. Lemery            59      2001      Senior Vice President       1985
(1)(2)                                         and Actuary

Michael J. Ross              57      2001      None                        1972
(2)(4)(5)(6)

Elizabeth T. Solberg         59      2001      None                        1997
(6)

(1) See below with respect to the business experience of executive officers of the Company.

(2)  Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of share-holders to be held on April 22, 1999, will be elected for a three year term ending in 2002.

(4)  Member of Audit Committee.

(5)  Member of Compensation Committee.

(6) W. E. Bixby, III was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a sub-sidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen has been President of Sunset Life Insurance Company of America, a subsidiary of Registrant, since 1973. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

J. R. Bixby, 73              Chairman since 1972; President from 1964 until he
Chairman of the Board        retired in April, 1990.  Responsible for overall
                             corporate policy.  Director of Sunset Life and Old
                             American, subsidiaries.


W. E. Bixby, 66              Vice Chairman of the Board since 1974; elected
Vice Chairman of             Executive Vice President in January, 1987;
the Board                    President and CEO from 1990 until he retired in
                             April, 1998. Chairman of the Board of Sunset Life and Old American, subsidiaries.

R. Philip Bixby, 45          Elected Assistant Secretary in 1979; Assistant Vice
President and CEO            President in 1982; Vice President in 1984; Senior
                             Vice President, Operations in 1990; Executive Vice
                             President in 1996; and to present position in April, 1998. Director of Sunset Life and Old
                             American, subsidiaries.

Richard L. Finn, 57          Elected Vice President in 1976; Financial Vice
Senior Vice President,       President in 1983; and to present position in 1984.
Finance                      Chief financial officer and responsible for
                             investment of the Company's funds, accounting and taxes. Director and Treasurer of Sunset Life and Director, Vice President and Chief Financial
                             Officer and Assistant Treasurer of Old American, subsidiaries.

Jack D. Hayes, 58            Elected Senior Vice President, Marketing in
Senior Vice President,       February, 1994.  Responsible for Marketing,
Marketing                    Marketing Administration, Communications and Public
                             Relations.  Served as Executive Vice President and
                             Chief Marketing Officer of Fidelity Union Life,
                             Dallas, Texas, from June, 1981 to January, 1994.

Francis P. Lemery, 59        Elected Vice President in 1979; Vice President and
Senior Vice President        Actuary in 1980; and to present position in 1984.
Actuary                      Responsible for Group Insurance Department,
                             Actuarial Services, State Compliance, New Business and Underwriting. Director of Sunset Life and Old
                             American, subsidiaries.

Robert C. Miller, 52         Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,       Vice President and Auditor in 1987; and to present
Administrative Services      position in 1991.  Responsible for Human Resources
                             and Home Office building and maintenance.

Charles R. Duffy, Jr., 51    Elected Vice President, Computer Information
Senior Vice President,       Services in 1989; Vice President, Insurance
Operations                   Administration in 1992; and to present position in
                             1996.  Responsible for the Company's Computer
                             Operations, Customer Services, Claims, Premium
                             Collection and Agency Administration.  Director of
                             Sunset Life and Old American, subsidiaries.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

John K. Koetting, 53         Elected Assistant Controller in 1975; and to
Vice President and           present position in 1980.  Chief accounting officer
Controller                   responsible for all corporate accounting reports.
                             Director of Old American, a subsidiary.

C. John Malacarne, 57        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General Counsel
Counsel and Secretary        in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary, Stock Transfer Department and Market
                             Compliance. Director and Secretary of Sunset Life and Old American, subsidiaries.

     (d) J. R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board, are brothers. Nancy Bixby Hudson is the daughter of J. R. Bixby; R. Philip Bixby and W. E. Bixby, III are the sons of W. E. Bixby.

     (e) See Business Experience During Past 5 Years above.

     (f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

      (a)  Compensation

     The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1998 for the fiscal years ending December 31, 1998, 1997 and 1996.

                            SUMMARY COMPENSATION TABLE

                                                   Long Term    Other     All
                         Annual Compensation       Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
     Name and                   Salary    Bonus    tion Payouts  sation   sation
 Principal Position    Year      $         $           $           $        $

R. P. Bixby, Presi-    1998    348,692   77,971           0      7,000    22,857
dent and CEO and       1997    284,700      400     132,660      4,750    29,820
Director, Kansas City  1996    176,880   12,081           0      4,000    18,488
Life; Director of
Sunset Life and Old
American, subsidiaries.

W. E. Bixby, Vice      1998   156,032    34,132           0      68,500   69,541
Chairman of the        1997   445,800       400     374,976       7,000   61,575
Board, retired as      1996   416,640    58,042           0       7,000   55,586
President and CEO of
Kansas City Life in
April, 1998; Chairman
of the Board of Sunset
Life and Old American,
subsidiaries.


                                                   Long Term    Other     All
                         Annual Compensation       Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
    Name and                   Salary    Bonus    tion Payouts  sation   sation
 Principal Position    Year      $         $           $           $        $

R. L. Finn, Senior     1998    221,712   33,748           0      7,000    17,842
Vice President,        1997    212,160      400     151,560      7,000    25,540
Finance and Director,  1996    202,080   28,336           0      5,500    24,305
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.

F. P. Lemery, Senior   1998    221,712   33,748           0      7,000    17,842
Vice President and     1997    212,160      400     151,560      7,000    25,540
Actuary and Director,  1996    202,080   28,336           0      7,000    24,305
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.

Jack D. Hayes, Senior  1998    192,624   71,211           0      4,000    15,621
Vice President, Mar-   1997    184,320      400     132,930      4,000    22,309
keting, and Director,  1996    177,240   45,713           0      4,000    21,442
Kansas City Life.


                   ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

     The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 15% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The
Company contributed $9,362 to the plan for the account of W. E. Bixby and $10,000 to the accounts of the other named individuals.

     The Company has adopted a nonqualified deferred compensation plan for approximately 53 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 15% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 1998 for the accounts of the named indi- viduals are as follows: W. E. Bixby, $0; R. P. Bixby, $9,997; R. L. Finn, $3,303; F. P. Lemery, $3,303; J. D. Hayes, $1,557.

     The Company provides yearly renewable term insurance to its employees in the amount of 2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 1998 are as follows: W.
E. Bixby, $5,970; R. P. Bixby, $2,860; R. L. Finn, $4,539; F. P. Lemery, $4,539;
J. D. Hayes, $4,064.

      (f)  Defined Benefit or Actuarial Plan Disclosure

     The Company has a noncontributory defined benefit pension plan which covers employees age 21 and over. Effective January 1, 1998, the pension plan was con-verted to a cash balance plan. Benefits under the plan will no longer be determined primarily by final average compensation and years of service. Each participant's benefit accrued under the prior plan formula as of December 31, 1997 was converted to an opening account balance in the cash balance plan.

     Beginning in 1998, participants accumulate annual pay credits equal to a percentage of annual compensation, ranging from 3% to 16% based on service of the participant. The cash balance account is further credited with interest annually which is based on the 30-year treasury bond rate in effect for November of the prior plan year. For 1998, however, a 7% pay credit was used. Upon termination of employment, the account balance as of such date may be distributed to the participant in lump sum or annuity form, at the election of the participant. Benefits vest according to years of service after age 18 on a graded scale, beginning with 30% vesting with 3 years, and becoming 100% vested with 7 years. Compensation for determining benefits under the plan is equal to base salary, excluding overtime and bonuses.

     Participants age 55 with 15 years of service as of December 31, 1997 will receive the greater of the benefit under the cash balance plan, or the prior plan formula based on final average compensation and years of service. The following table illustrates the possible annual pension benefits under the prior plan formula based upon final average compensation and years of service, for these employees. Participants may elect a lump sum distribution.

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

     A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1998, were: R. P. Bixby, 21 years; R. L. Finn, 25 years; F. P. Lemery, 34 years; J. D. Hayes, 5 years.

     The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 1998 under the cash balance plan for each of the named individuals are as follows: W. E. Bixby $0; R. P. Bixby, $128,457; R. L. Finn, $121,272; F. P. Lemery, $150,662; J. D. Hayes, $21,812.

     The Company has adopted an unfunded excess benefit plan which covers any employee who is an active participant in the noncontributory defined benefit pension plan and whose pension benefit under that plan would exceed the maximum benefit limited under Internal Revenue Code Section 415. A participant under this plan is entitled to a monthly benefit of the difference between the maxi-mum monthly normal, early, or deferred vested retirement benefit determined without regard to the Internal Revenue Code Section 415 limitation and the monthly equivalent of the maximum benefit permitted by Internal Revenue Code
Section 415. Participants may elect a lump sum distribution. (g) Compensation of Directors

     Outside Directors are paid $4,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. J. R. Bixby, Chairman of the Board, is paid $30,000 quarterly. Directors of Sunset Life, a subsidiary, are paid $500 quarterly and Directors of Old American are paid $250 quarterly. W. E. Bixby receives $75,000 annually for his services as Chairman of the Board of Sunset Life and $25,000 annually for his services as Chairman of the Board of Old American. Director fees are included in the Compensation Table.

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

      (j)  Additional Information with Respect to Compensation Committee

      The members of the Compensation Committee: Webb R. Gilmore, Michael J. Ross and Larry Winn, Jr.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners

      The following sets forth information as of February 26, 1999, concerning holding of voting securities of the Company's $2.50 par value capital stock, which is the Company's only class of voting stock.

      Name and Address of Beneficial Owners:

      John K. Koetting, Robert C. Miller
      and Anne C. Moberg, Trustees of the
      Kansas City Life Insurance Company
      Savings and Profit Sharing Plan
      3520 Broadway, Kansas City, MO 64111-2565

      Amount and Nature of Ownership*                  Percent of Class

              423,902 shares                                  6.8

      John K. Koetting, Robert C. Miller
      and Anne C. Moberg, Trustees of the
      Kansas City Life Employee Stock Plan
      3520 Broadway, Kansas City, MO 64111-2565

      Amount and Nature of Ownership*                  Percent of Class

               36,053 shares                                   .6

     *Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

Angeline I. O'Connor
      c/o William A. Hirsch, Esq.
      Morrison & Hecker
      2600 Grand Avenue, Kansas City, MO 64108

      Amount and Nature of Ownership**                 Percent of Class

              351,344 shares                                  5.7

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

      (b)  Security Ownership of Management

     The names of the nominees proposed by management for election to three year terms at the annual meeting to be held April 22, 1999 are set forth as follows:

                                                Served    Shares of
                                                 as a     Record and
                             Principal         Director  Beneficially   Percent
     Nominee                 Occupation         Since       Owned       of Class

W. E. Bixby, III           President, Old          1996      176,004         5.7
3520 Broadway              American Insur-                     2,451(1)
Kansas City, MO            ance Company,                     174,500(2)
                           Kansas City, MO                     5,456(3)

Webb R. Gilmore            Chairman, CEO           1990          500          *
833 Westover Rd.           and Shareholder,
Kansas City, MO            Gilmore & Bell,
                           Kansas City, MO

Nancy Bixby Hudson         Investor                1996      165,783(4)      2.7
425 Baldwin Creek Rd.
Lander, WY

Daryl D. Jensen            Vice Chairman of the    1978           24
2143 Old Port Dr.          Board and President,               11,272(1)       *
Olympia, WA                Sunset Life Insurance
                           Company of America,
                           Olympia, WA

                                                Served    Shares of
                                                 as a     Record and
                             Principal         Director  Beneficially   Percent
     Nominee                 Occupation         Since       Owned       of Class

C. John Malacarne          Vice President,         1991           10
3520 Broadway              General Counsel                     6,302(1)       *
Kansas City, MO            and Secretary

      The following Directors were elected April 24, 1997 for a three year term:

J. R. Bixby                Chairman of the         1957    1,484,056(5)     24.0
3520 Broadway              Board
Kansas City, MO

R. Philip Bixby            President               1985      174,599         5.9
3520 Broadway              and CEO                             6,752(1)
Kansas City, MO                                              174,500(2)
                                                              10,602(6)

Richard L. Finn            Senior Vice Presi-      1983           12
3520 Broadway              dent, Finance                       6,895(1)       *
Kansas City, MO

Warren J. Hunzicker, M.D.  Director                1989          150          *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.            Retired Represent-      1985          166          *
8420 Roe Ave.              ative, U.S. Congress
Prairie Village, KS

      The following Directors were elected April 23, 1998 for a three year term:

W. E. Bixby                Vice Chairman of        1966    1,179,170        19.0
3520 Broadway              the Board
Kansas City, MO

Jack D. Hayes              Senior Vice Presi-      1995          250          *
3520 Broadway              dent, Marketing                       521(1)
Kansas City, MO

Francis P. Lemery          Senior Vice Presi-      1985        1,713          *
3520 Broadway              dent and Actuary                    7,929(1)
Kansas City, MO

Michael J. Ross            Chairman of the         1972          300          *
12826 Dubon Lane           Board, Jefferson
St. Louis, MO              Bank and Trust
                           Company,
                           St. Louis, MO

Elizabeth T. Solberg       Regional President      1997          100          *
850 W. 52nd St.            and Senior Partner,
Kansas City, MO            Fleishman-Hillard, Inc.,
                           Kansas City, MO

All Directors, executive officers
and their spouses (also includes all
shares held by Trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                           4,208,662        67.9

     *Less than 1%.

(1) Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants in the plans may instruct the Trustees how to vote those shares held in their account.

(2) Shares in the Walter E. Bixby Descendants Trust. R. Philip Bixby, W. E. Bixby, III and Angeline I. O'Connor are Co-Trustees. The Trustees share voting and investment power. The terms of the Trust restrict transferring shares.

(3) Shares as to which W. E. Bixby, III is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.

(4) Shares held by Nancy Bixby Hudson, Trustee, Nancy Bixby Hudson Revocable Trust.

(5) Includes 900 shares owned by the spouse of J. R. Bixby. Beneficial ownership of these shares is disclaimed.

(6) Shares as to which R. Philip Bixby is Custodian for his minor niece and nephews under the Missouri Uniform Gifts to Minors law.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                           PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

      (a)(1)  Financial Statements

      The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1998 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .   16
   Consolidated Balance Sheet -
      December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . .   17
   Consolidated Statement of Stockholders' Equity -
      Years ended December 31, 1998, 1997 and 1996 . . . . . . . . .   18
   Consolidated Statement of Cash Flows -
      Years ended December 31, 1998, 1997 and 1996 . . . . . . . . .   19
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 20-28
   Report of Independent Auditors  . . . . . . . . . . . . . . . . .   29

      (a)(2)  Supplementary Data and Financial Statement Schedules

      Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 1998  . . . . . . . . .   18
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 1998, 1997 and 1996 . . . . . . 19-21
   III - Supplementary Insurance Information, Years ended
            December 31, 1998, 1997 and 1996 . . . . . . . . . . . .   22
   IV  - Reinsurance Information, Years ended
            December 31, 1998, 1997 and 1996 . . . . . . . . . . . .   23
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 1998, 1997 and 1996 . . . . . . . . . . . .   24

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

               10(a)Seventh  Amendment,  Kansas City Life Deferred  Compensation
                    Plan.

               10(b)Twenty-second Amendment,  Kansas City Life Insurance Company
                    Savings and Profit Sharing Plan.

               10(c) Tenth Amendment, Kansas City Life Employee Stock Plan.

               10(d) First Amendment, Kansas City Life Excess Benefit Plan.

               10(e)Kansas City Life Insurance Company Long-Term  Incentive Plan
                    for 1994-1996. [Filed as Exhibit 10(e) to the Company's 10-K Report for 1997 and incorporated herein by reference]

               13 Annual Report to Shareholders for the year ended December 31, 1998.

               21   Subsidiaries.

               23(a) Consent of Independent Auditors.

               23(b) Consent of Independent Auditors.

               27   Financial Data Schedule.

               99(a)Form  11-K  for  the  Kansas  City  Life  Insurance  Company
                    Savings and Profit Sharing Plan for the year 1998 and filed as a part hereof and incorporated herein by reference.

               99(b)Prospectus  for Kansas City Life Insurance  Company  Savings
                    and Investment Plan. [Filed as Exhibit 99(b) to the Company's 10-K Report for 1995 and incorporated herein by reference]

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 29, 1999





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ R. Philip Bixby                      By: /s/ Richard L. Finn
    R. Philip Bixby                              Richard L. Finn
    Director; President and                      Director; Senior Vice
    Chief Executive Officer                      President, Finance
    (Principal Executive Officer)                (Principal Financial Officer)
Date: March 29, 1999                         Date: March 29, 1999



By: /s/ J. R. Bixby                          By: /s/ Francis P. Lemery
    J. R. Bixby                                  Francis P. Lemery
    Director; Chairman of                        Director; Senior Vice
    the Board                                    President and Actuary
Date: March 29, 1999                         Date: March 29, 1999



By: /s/ W. E. Bixby                          By: /s/ C. John Malacarne
    W. E. Bixby                                  C. John Malacarne
    Director; Vice Chairman                      Director; Vice President,
    of the Board                                 General Counsel and Secretary
Date: March 29, 1999                         Date: March 29, 1999



By: /s/ W. E. Bixby, III                     By: /s/ Warren J. Hunzicker, M.D.
    W. E. Bixby, III                             Warren J. Hunzicker, M.D.
    Director                                     Director
Date: March 29, 1999                         Date: March 29, 1999


                                                            Schedule I





                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUMMARY OF INVESTMENTS - OTHER THAN
                           INVESTMENTS IN RELATED PARTIES
                                  December 31, 1998



                                                                      Amount at
                                                                     Which Shown
                                                           Fair      in Balance
         Type of Investment                   Cost         Value        Sheet

                                                         (in thousands)

Fixed maturity securities,
available for sale:
  Bonds:
    United States government and government
      agencies and authorities             $   45,079       46,445       46,445
    Mortgage-backed securities                278,657      288,981      288,981
    States, municipalities and political
      subdivisions                             65,264       68,658       68,658
    Public utilities                          294,016      307,920      307,920
    All other bonds                         1,326,328    1,378,734    1,378,734
  Redeemable preferred stocks                   3,631        3,624        3,624
    Total                                   2,012,975    2,094,362    2,094,362

Equity securities, available for sale:
  Common stocks                                19,958       19,851       19,851
  Nonredeemable preferred stocks               78,551       80,898       80,898
    Total                                      98,509      100,749      100,749

Fixed maturity securities,
held to maturity:
  Bonds:
    States, municipalities and political
      subdivisions                              1,548        1,713        1,548
    Public utilities                           25,325       27,252       25,325
    All other bonds                            88,631       94,550       88,631
      Total                                   115,504      123,515      115,504

Mortgage loans on real estate, net            315,705                   315,705
Real estate, net                               43,840                    43,840
Real estate joint ventures                     39,388                    39,388
Policy loans                                  122,860                   122,860
Short-term                                     59,160                    59,160
    Total investments                      $2,807,941                 2,891,568

                                                            Schedule II




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    BALANCE SHEET



                                                               December 31

                                                           1998           1997

                                                                (in thousands)

Assets
Investments:
  Fixed maturity securities:
    Available for sale, at fair value                  $1,614,849     1,546,655
    Held to maturity, at amortized cost                    68,354        90,688
  Equity securities available for sale, at fair value:
    Investments in affiliates                             237,340       218,128
    Other                                                  72,314        86,803
  Mortgage loans on real estate, net                      254,987       221,323
  Real estate, net                                         43,227        36,163
  Real estate joint ventures                               30,758        34,666
  Policy loans                                            101,620       102,106
  Short-term                                               36,235        46,203
    Total investments                                   2,459,684     2,382,735

Deferred acquisition costs                                102,850        95,638
Value of purchased insurance in force                      68,557        73,217
Other                                                     105,796       157,686
Separate account assets                                   143,008        57,980

    Total assets                                       $2,879,895     2,767,256

Liabilities and stockholders' equity
Future policy benefits                                 $  539,767       538,361
Accumulated contract values                             1,397,507     1,427,769
Other                                                     221,680       212,552
Separate account liabilities                              143,008        57,980
    Total liabilities                                   2,301,962     2,236,662

Stockholders' equity:
  Common stock                                             23,121        23,121
  Paid in capital                                          17,633        16,256
  Accumulated other comprehensive income                   45,466        36,448
  Retained earnings including $122,538,000 undis-
    tributed earnings of affiliates ($107,260,000 - 1997) 581,074       543,715
  Less treasury stock, at cost                            (89,361)      (88,946)
    Total stockholders' equity                            577,933       530,594

    Total liabilities and stockholders' equity         $2,879,895     2,767,256



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)




                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  INCOME STATEMENT



                                                   Years ended December 31

                                              1998          1997          1996

                                                          (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 31,899        28,145        26,186
    Accident and health                      37,963        39,435        31,264
  Contract charges                           82,273        68,431        55,123
Investment revenues:
  Investment income, net                    152,033       148,291       142,119
  Dividends from affiliates                     100           150         5,000
  Realized investment gains, net              9,198        13,175         3,089
Other                                        10,359         5,786         7,877
  Total revenues                            323,825       303,413       270,658

Benefits and expenses
Policy benefits:
  Death benefits                             58,929        51,762        46,033
  Surrenders of life insurance               14,589        11,280        11,737
  Other benefits                             64,404        62,997        56,239
  Increase in benefit and contract reserves  58,118        56,126        52,348
Amortization of deferred policy
  acquisition costs                          16,861        15,138        14,619
Insurance operating expenses                 71,075        66,891        53,338
Management fees from affiliates              (5,923)       (6,291)       (5,721)
  Total benefits and expenses               278,053       257,903       228,593

Income before federal income taxes and
  equity in undistributed net income
  of affiliates                              45,772        45,510        42,065

Federal income taxes                         12,538        12,602         9,844

Income before equity in undistributed
  net income of affiliates                   33,234        32,908        32,221

Equity in undistributed net income
  of affiliates                              15,278        11,953        10,094

Net income                                 $ 48,512        44,861        42,315



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)





                         KANSAS CITY LIFE INSURANCE COMPANY
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENT OF CASH FLOWS



                                                  Years ended December 31

                                              1998          1997          1996

                                                          (in thousands)

Net cash from operating activities         $ 40,286        14,081        38,020

Investing activities
  Investments called, matured or repaid     218,805       215,239       225,957
  Decrease (increase) in short-term
    investments, net                          9,968       (35,291)       16,053
  Investments sold                          364,541       492,920       102,733
  Investments purchased or originated      (620,514)     (840,802)     (387,849)
  Other                                       3,403         3,685         1,056
  Acquisitions and dispositions of insur-
    ance blocks - net cash received (paid)  (13,250)      213,092             -
  Net cash from (used in)
    investing activities                    (37,047)       48,843       (42,050)

Financing activities
  Proceeds from borrowings                        -       245,050         1,650
  Repayment of borrowings                         -      (245,050)       (1,650)
  Policyowner contract deposits             126,743       119,639       115,493
  Withdrawals of policyowner
    contract deposits                      (154,172)     (127,341)     (107,073)
  Cash dividends to stockholders            (11,153)      (10,894)      (10,393)
  Other                                         962           278           592

  Net cash (used in) financing activities   (37,620)      (18,318)       (1,381)

Increase (decrease) in cash                 (34,381)       44,606        (5,411)
Cash at beginning of year                    44,519           (87)        5,324

  Cash at end of year                      $ 10,138        44,519           (87)



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule III



                         KANSAS CITY LIFE INSURANCE COMPANY
                         SUPPLEMENTARY INSURANCE INFORMATION


                                    Future Policy
                     Deferred     Benefits, Contract                  Other
                    Acquisition    Values and Claim    Unearned   Policyholders'
                      Costs           Liabilities      Premiums       Funds
                                                (in thousands)
December 31, 1998:
KCL - Individual        $102,850          1,939,018            330      120,781
KCL - Group                    -             19,070             55            -
Sunset                    47,240            380,134             17       10,966
Old American              68,867            249,729            413        5,197
  Total                 $218,957          2,587,951            815      136,944

December 31, 1997:
KCL - Individual        $ 95,638          1,970,235            306      114,504
KCL - Group                    -             20,685             91            -
Sunset                    47,044            373,228             31       11,117
Old American              67,144            232,292            520        4,348
  Total                 $209,826          2,596,440            948      129,969

December 31, 1996:
KCL - Individual        $ 94,096          1,680,110            251       89,278
KCL - Group                    -             19,174             58            -
Sunset                    48,337            365,910             26       11,828
Old American              64,587            216,303            574        2,096
  Total                 $207,020          2,281,497            909      103,202


                                          Insurance      Accident and
                         Policy           Operating     Health Written
                        Benefits          Expenses@        Premiums
                                        (in thousands)
1998:                                                               @Allocations
KCL - Individual        $161,236             48 149            385  of Insurance
KCL - Group               34,801             20,289         38,820  Operating
Sunset                    29,255             10,452             28  Expenses are
Old American              58,048             17,457          4,354  based on a
  Total                 $283,340             96,347         43,587  number of
                                                                    assumptions
1997:                                                               and esti-
KCL - Individual        $145,561             44,309            402  mates, and
KCL - Group               36,603             19,065         40,065  the results
Sunset                    29,756             11,013             31  would change
Old American              61,258             16,994          5,419  if different
  Total                 $273,178             91,381         45,917  methods were
                                                                    applied.
1996:
KCL - Individual        $135,798             34,154            449
KCL - Group               30,561             14,488         31,434
Sunset                    29,872             10,268             34
Old American              58,248             16,317          6,249
  Total                 $254,479             75,227         38,166


All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

                                                            Schedule IV


                         KANSAS CITY LIFE INSURANCE COMPANY
                               REINSURANCE INFORMATION


                      Life Insurance Premiums       Accident and Health Premiums
                      1998      1997      1996         1998     1997     1996
                                               (in thousands)
Direct
KCL - Individual    $ 26,836    25,105    25,010         440      467      496
KCL - Group           12,537    12,974    12,136      46,736   46,710   39,232
Sunset                 5,656     5,049     4,770          31       34       38
Old American          83,555    85,363    85,234       6,815    7,811    8,928
  Total             $128,584   128,491   127,150      54,022   55,022   48,694

Ceded
KCL - Individual     (11,967)  (11,528)   (9,447)        (55)     (62)     (56)
KCL - Group           (2,181)   (2,229)   (2,006)     (9,158)  (7,680)  (8,659)
Sunset                (4,584)   (3,642)   (3,112)         (3)      (3)      (4)
Old American          (8,016)   (8,863)   (9,815)     (2,365)  (2,346)  (2,651)
  Total              (26,748)  (26,262)  (24,380)    (11,581) (10,091) (11,370)

Assumed
KCL - Individual       6,674     3,822       493           -        -      251
KCL - Group                -         -         -           -        -        -
Sunset                     -         -         -           -        -        -
Old American               -         -         -           -        -        -
  Total                6,674     3,822       493           -        -      251
Net                 $108,510   106,051   103,263      42,441   44,931   37,575

% of Assumed to Net        6         4         -           -        -        -

                          Life Insurance in Force
                          1998      1997      1996
                               (in millions)
Direct
KCL - Individual        $ 12,569    11,768    11,250
KCL - Group                3,823     4,278     4,155
Sunset                     5,768     5,615     5,501
Old American               1,101     1,139     1,215
  Total                   23,261    22,800    22,121

Ceded
KCL - Individual          (2,832)   (2,111)   (1,777)
KCL - Group                 (256)     (295)     (197)
Sunset                    (1,274)     (830)     (617)
Old American                (126)     (139)     (151)
  Total                   (4,488)   (3,375)   (2,742)

Assumed
KCL - Individual           3,380     3,796        28
KCL - Group                    -         -         -
Sunset                         -         -         -
Old American                   -         -         -
  Total                    3,380     3,796        28
Net                     $ 22,153    23,221    19,407

% of Assumed to Net           15        16         -


All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

                                                            Schedule V



                          VALUATION AND QUALIFYING ACCOUNTS



                                                  Years ended December 31

                                               1998         1997        1996

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $ 3,686        5,227       7,378
  Deductions                                  (  809)      (1,541)     (2,151)
  End of year                                $ 2,877        3,686       5,227


Mortgage loan valuation account
  Beginning of year                          $ 8,500        8,500      10,500
  Deductions                                       -            -      (2,000)
  End of year                                $ 8,500        8,500       8,500


Allowance for uncollectible accounts
  Beginning of year                          $ 1,209        1,160       1,123
  Additions                                      449          230         845
  Deductions                                    (321)        (181)       (808)
  End of year                                $ 1,337        1,209       1,160