Form 10-Q
period 1999-03-31
KANSAS CITY LIFE INSURANCE CO
filed 1999-05-13
CIK 54473

Securities and Exchange Commission
                             Washington, D. C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                      For the Quarter ended March 31, 1999


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

                      Class Outstanding at April 6, 1999
                 Common Stock, $2.50 par value 6,201,665 shares
                                     Page 1

                       Kansas City Life Insurance Company
                          Quarter ended March 31, 1999


Part I

Item 1.  Financial  Statements
Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's operating earnings per share grew 51 percent over last year to $0.99. Even including realized gains, which declined $2.2 million from last year's first quarter, net income equaled $1.00 per share, a 27 percent increase. These per share earnings amounts reflect the two-for-one common stock split authorized by the Board of Directors in January and approved by the stockholders in April. This operating earnings increase is primarily the result of significantly improved mortality for all three companies and across all product lines.

Net investment income was flat in the first quarter as was the net yield on the investment portfolio as the yields available on new money equaled those lost through sales and maturities. Interest spreads on the interest sensitive products were maintained in the first quarter.

Home office operating expenses rose 1 percent versus 1998's first quarter. Home office expenses have been increasing over the past few years as the Company has focused on expanding sales to help improve operating efficiencies. The Company is currently consolidating Sunset Life into its home office operations. This process is on schedule and will be completed by the end of the third quarter. It is expected that the resulting cost savings from this consolidation will exceed $2.0 million annually, beginning in 2000.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided into individual and group operations, and its two insurance affiliates.


                       Kansas City Life Insurance Company
                               Segment Information

                                                   Kansas City Life         Sunset          Old
                                                 Individual   Group           Life      American        Total
Revenues from external customers:
         First Quarter:    1999                  $29,574      13,070           7,540        19,054     69,238
                           1998                   26,098      12,869           6,826        20,289     66,082

Investment revenues:
         First Quarter:    1999                  $37,401         282           8,112         3,479     49,274
                           1998                   37,332         251           8,020         3,439     49,042

Operating income (loss):
         First Quarter:    1999                  $ 8,518         462           2,622           639     12,241
                           1998                    6,095        (360)          2,034           329      8,098


Notes:

1.   Intersegment revenues are not material.

2.   The above totals agree to the consolidated financial statements.

3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.

Kansas City Life - Individual

New annualized premiums rose 3 percent in the first quarter, principally due to flexible annuities, up 24 percent, and variable annuities, up 19 percent. Partially offsetting these increases, individual life sales declined 36 percent. Total variable sales were flat in the first quarter. On the basis of direct statutory receipts, new sales rose 4 percent as variable annuities grew 10 percent and individual fixed line annuities grew more than four times. Variable sales remain at nearly two-thirds of new sales for this segment.

Total insurance revenues, which includes premium renewals, rose 13 percent for the segment in the first quarter.

Benefits declined 4 percent for this segment in the first quarter, reflecting a 16 percent decrease in death benefits and a 33 percent decrease in surrenders. Mortality in the first quarter was improved versus last year's first quarter. Benefits as a percent of operating revenue equaled 58 percent in the first quarter, down from 63 percent last year.

Primarily as a result of the improvement in mortality,  operating income grew 40
percent  in  the  first  quarter  and  this  segment   provided  70  percent  of
consolidated operating income.


Kansas City Life - Group

In the first quarter, the group segment contributed 4 percent of the consolidated operating income compared to a loss in 1998. This turnaround was primarily due to significantly improved claims ratios in virtually all product lines of this segment. The gross claims ratio for all products in this segment was 71 percent in the first quarter, compared with 80 percent last year.

Group sales, in terms of new annualized premiums, grew 27 percent in the quarter and provided 11 percent of consolidated annualized premiums. These sales were led by dental, up 14 percent; stop loss, up 50 percent; and life, up 68 percent. The dental product was revamped during 1998 in order to improve its profitability. The stop loss product continues to maintain its historically good sales results and the group area is targeting the life product during 1999 to improve its sales results.

In total, the group segment provided 19 percent of consolidated insurance revenues in the first quarter for both years.

Sunset Life

Sunset Life's new annualized premiums declined 18 percent in the first quarter, as declines were recorded in both universal life, down 33 percent, and flexible annuities, down 18 percent. Sunset Life contributed 7 percent of total new annualized premiums during 1999, down from 9 percent in 1998.

Insurance revenues increased 9 percent, largely due to contract charges on interest sensitive products. Benefits, as a percent of operating revenues, equaled 46 percent, down from 51 percent a year ago. This decline is primarily due to improved mortality. Additionally, operating expenses declined 4 percent from 1998. In total for Sunset Life, operating income increased 29 percent and contributed 21 percent of consolidated operating income in the first quarter.

Old American

New annualized premiums rose 1 percent in the first quarter. As mentioned in the 1998 Annual Report, Old American has begun to more aggressively recruit new agents and is seeking to improve its target marketing to provide better response rates for its sales force. Old American provided 7 percent of consolidated sales, consistent with the previous year. This segment also provided 28 percent of consolidated insurance revenues, down from 31 percent in the first quarter of 1998.

Benefits, as a percent of operating revenues, equaled 63 percent compared with 68 percent a year ago. This improvement was primarily due to improved mortality and partially due to the sale of the home health care block of business last year.

Operating income for this segment nearly doubled and provided 5 percent of consolidated operating income.

Liquidity and Capital Resources

Statements made in the Company's 1998 Annual Report to Stockholders remain pertinent.

In addition to the two-for-one stock split previously mentioned, in January, 1999, the Board approved the purchase of 500,000 shares, on a pre-split basis, of the Company's stock on the open market. As of this time, no shares had been purchased under this program.

For the three months, cash provided from operating activities and net cash outflows from contract deposits totaled $20.0 million, a decline of 8 percent from last year. A growing, sizable portion of the Company's insurance receipts result from variable products which directs most of the investable cash into separate accounts rendering it unavailable for general investments. At March 31, 1999, separate accounts totaled $163.3 million, up $20.3 million from year end. However, liquidity is not a concern as the Company made new investments totaling $176.8 million during the first three months, an increase of 23 percent from last year.

Assets totaled $3.6 billion at March 31, 1999, the same as year end. However, excluding unrealized investment gains, assets grew at a 5 percent annualized growth rate. Consolidated insurance in force totaled $26.5 billion, a 2 percent decline on an annualized basis. Book value per share totaled $45.29 on a split basis, a decline of 11 percent on an annualized basis. However, excluding unrealized investment gains, book value per share grew at an 8 percent annualized rate.

Year 2000 (Y2K) Compliance

Kansas City Life is closely monitoring its ability, and the ability of its primary vendors and business partners, to successfully operate in the year 2000. Kansas City Life continues the assessment and resolution of potential problems in both its information technology (IT) systems and in its non-information technology systems. At the present time, the Company is approximately 90 percent complete with resolving its IT issues and anticipates that it will have completed its year 2000 IT compliant issues by mid-summer. The Company completed converting its one remaining non-IT system in the first quarter. The Company is actively monitoring the compliance programs of those third parties with which the Company has business relationships as well as developing contingency plans based upon those assessments. These third parties are progressing well, but the Company will continue to monitor these third parties until full compliance is achieved. Contingency plans are currently being developed and will be completed by mid-1999. The incremental cost of the Company's compliance effort generally has been expensed as incurred and has not been material thus far, estimated at less than $700,000, nor are additional costs expected to be material in the future. The forecast costs, consequences of the year 2000 problem, and the dates on which the Company believes it will complete its various year 2000 computer modifications are based on its best estimates, which, in turn, were based on numerous assumptions of future events, including third-party modification and compliance plans, continued availability of resources, and other factors. The Company cannot be sure that these estimates will be achieved or that the assumptions are accurate, and actual results could differ materially from those anticipated.

Market and Interest Rate Risk Analysis

Statements made in the 1998 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. The Company's unrealized investment gains were approximately $49 million at March 31, 1999, representing a decrease in such gains from last year end, due to increased interest rates in the market during the first quarter.




Part II:  Other Information



Item 2.  Changes in Securities and Use of Proceeds

As a result of the two-for-one stock split approved by the stockholders, each share of the Company's common stock with a par value of two and one-half dollars ($2.50) a share will be changed into two (2) shares with a par value of one and one-quarter dollars ($1.25). The record date for the stock split will be May 20, 1999. On or about June 21, 1999, each stockholder will receive an additional share for each share held on the record date, together with a written notice that the par value of each share held has been reduced to one and one-quarter dollars ($1.25). The amount of stated capital will remain unchanged.

Item 4.  Result of Votes of Security Holders

On April 22, 1999, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 6,201,665 shares outstanding and eligible to vote, and 5,293,202 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

W. E. Bixby, III     -   5,265,583
Webb R. Gilmore      -   5,261,303
Nancy Bixby Hudson   -   5,259,290
Daryl D. Jensen      -   5,261,677
C. John Malacarne    -   5,261,040

The following Directors continued their term of office after this meeting:

J. R. Bixby
R. Philip Bixby
W. E. Bixby
Richard L. Finn
Jack D. Hayes
Warren J. Hunzicker, M.D.
Francis P. Lemery
Michael J. Ross
Elizabeth T. Solberg
Larry Winn, Jr.

For amending Article 4(a) of the Articles of Incorporation to authorize a two-for-one stock split, there were 6,201,665 shares outstanding and eligible to vote, and 5,290,366 shares were represented at the meeting either in person or by proxy. The vote was as follows:

FOR       -   5,132,140
AGAINST   -     158,226


Item 6.

(a) Exhibit: 3(a) Article 4(a), as Amended, of the 1986 Restatement of the Articles of Incorporation of Kansas City Life Insurance Company.

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1999.




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


                       KANSAS CITY LIFE INSURANCE COMPANY



/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/John K. Koetting
John K. Koetting
Vice President and Controller


/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  May 11, 1999








                       KANSAS CITY LIFE INSURANCE COMPANY
                          Quarter ended March 31, 1999
                                     EXHIBIT

                        Quarterly Report to Stockholders



Balance Sheet
(in thousands)

                                      March 31     December 31
                                        1999           1998
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,074,156      2,094,362
    Securities held to maturity,
      at amortized cost                  115,522        115,504
  Equity securities available
    for sale, at market                  105,930        100,749
  Mortgage loans                         322,555        315,706
  Policy loans                           121,597        122,860
  Other                                  140,571        142,387
                                   -------------  -------------
                                       2,880,331      2,891,568

Deferred acquisition costs               218,944        218,957
Other assets                             316,185        323,881
Separate account assets                  163,326        143,008
                                   -------------  -------------

                                     $ 3,578,786      3,577,414
                                   =============  =============

Liabilities and equity
Future policy benefits               $   825,518        822,343
Accumulated contract values            1,725,074      1,731,262
Other liabilities                        303,098        302,868
Separate account liabilities             163,326        143,008
                                   -------------  -------------
  Total liabilities                    3,017,016      2,999,481

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         17,882         17,633
  Accumulated other comprehensive
    income (loss)                         20,061         45,466
  Retained earnings                      590,537        581,074
  Less treasury stock                    (89,831)       (89,361)
                                   -------------  -------------
                                         561,770        577,933
                                   -------------  -------------

                                     $ 3,578,786      3,577,414
                                   =============  =============

Notes:
*  Comprehensive income (loss) equals ($12,963,000) and
   $13,832,000, for 1999 and 1998, respectively.
   This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period, 12,406,574 shares (12,390,452 shares - 1998). The number of shares in both years has been adjusted to reflect the two-for-one stock split.

* These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current presentation.



Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended
                                                 March 31
                                              1999     1998
                                              ----     ----
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 27,805   26,096
    Accident and health                      10,263   10,368
  Contract charges                           27,233   27,280
Investment revenues:
  Investment income, net                     49,274   49,042
  Realized gains                                309    2,527
Other                                         3,937    2,339
                                            -------  -------
    Total revenues                          118,821  117,652
                                            -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             27,509   32,007
  Surrenders of life insurance                3,561    4,833
  Other benefits                             16,053   16,904
  Increase in benefit and contract reserve   20,502   18,923
Amortization of policy acquisition costs     10,475    8,517
Insurance operating expenses                 23,129   23,247
                                            -------  -------
    Total benefits and expenses             101,229  104,431
                                            -------  -------

Pretax income                                17,592   13,221
                                            -------  -------

Federal income taxes:
  Current                                     5,835    4,764
  Deferred                                     (685)  (1,284)
                                            -------  -------
                                              5,150    3,480
                                            -------  -------

Net income                                $  12,442    9,741
                                            =======  =======

Per common share
  Operating income                           $ 0.99     0.66
  Realized gains, net                          0.01     0.13
                                            -------  -------

  Net income                                 $ 1.00     0.79




                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  Quarter ended
                                                                  March 31
                                                             1999         1998
 Operating activities
   Net cash provided                                        $23,069      21,845

 Investing activities
   Purchases of fixed maturity investments                 (145,282)   (129,363)
   Sales of fixed maturity investments                       68,163      29,960
   Maturities and principal paydowns of
     fixed maturity investments                              56,561      71,072
   Purchases of other investments                           (31,512)    (13,717)
   Sales maturities and principal paydowns
     of other investments                                    17,577      18,502
   Net (purchases) sales of short-term investments            3,898        (627)

   Net cash used                                            (30,595)    (24,173)

 Financing activities
 Policyowner contract deposits                               40,815      46,743
 Withdrawals of policyowner
   contract deposits                                        (43,876)    (46,818)
 Dividends paid to stockholders                              (2,979)     (2,787)
 Other, net                                                    (329)     (2,490)
   Net cash used                                             (6,369)     (5,352)

 Decrease in cash                                           (13,895)     (7,680)
 Cash at beginning of year                                   16,763      50,927
   Cash at end of period                                     $2,868      43,247





Message  from the President and CEO

     Kansas City Life is off to a good start in 1999 as the first quarter's operating earnings improved 51 percent over last year to $.99 a share. Net income rose 27 percent to $1.00 a share as realized investment gains declined $2.2 million in the quarter. These per share earnings reflect the two-for-one stock split authorized by the Board of Directors in January and approved by the stockholders in April.

     The significant earnings increase reflected improved claims experience at all three of our insurance companies. Mortality experience on our individual insurance products improved as did claims ratios in the group line of business. The sale of Old American's home health care block late last year provided a modest boost to earnings as well.

     Sales, in terms of annualized new premiums, rose 3 percent in the quarter. Annuity sales, both variable and non-variable, were up 18 percent. However, sales of individual life coverage declined 27 percent. Sales of variable products, which include both annuities and universal life, were level for the quarter. Group sales improved 27 percent due to strong growth in dental, stop loss and group life.

     Insurance revenues, as shown in the attached earnings statement, rose 4 percent excluding the decline in home health care premiums. Life premiums rose 7 percent while accident and health premiums increased 7 percent, again excluding home health care premiums. Contract charges associated with the interest sensitive and variable products were level for the quarter. Insurance in force declined 2 percent on an annualized basis to $26.5 billion.

     Net investment income was unchanged for the quarter as was the net yield on the investment portfolio. Additionally, interest spreads were maintained on the interest sensitive products.

     Home office operating expenses rose 1 percent in the quarter, the same percentage increase as statutory premiums. The relocation of Sunset Life into the Kansas City home office is progressing according to plan and should be completed by the end of the third quarter. Costs associated with the relocation should absorb most of the savings from increased efficiencies in 1999.

     In January the Company announced a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its stock on the open market during 1999. No shares were acquired under this program during the first quarter.

     The Board of Directors approved a regular quarterly dividend of $.48 a share payable on May 24 to stockholders of record on May 10. This dividend is on a pre-split basis since the record date for the stock split is May 20.

     Book value declined to $45.29 a share on a split basis. This decrease arose from a decline in the market value of our securities classified as available for sale due to rising interest rates. Excluding the effects of the change in unrealized gains, book value rose 8 percent on an annualized basis, in line with historical trends.