Form 10-Q
period 1999-06-30
KANSAS CITY LIFE INSURANCE CO
filed 1999-08-11
CIK 54473

Securities and Exchange Commission

                            Washington, D. C. 20549



                                   Form 10-Q



               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



                      For the Quarter ended June 30, 1999


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



                Yes    X                                No______




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.



                Class                   Outstanding at July  6, 1999

Common Stock, $1.25 par value           12,394,448 shares

                         Page 1



                       Kansas City Life Insurance Company
                          Quarter ended June 30, 1999





Part I



Item 1. Financial  Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit.
These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Kansas City Life's operating earnings per share declined 37 percent in the second quarter compared with last year to $0.58. Including realized gains, which declined $2.1 million from last year's second quarter, net income equaled $0.61 per share, a 42 percent decline. For the six months, operating earnings per share declined 1 percent to $1.57 and net income per share declined 13 percent to equal $1.61. Net income included a $4.3 million decline in realized gains. These earnings per share amounts reflect the two-for-one common stock split that occurred in June. The operating earnings decline is primarily the result of mortality declines from the first quarter and an increase in expenses incurred as a result of the consolidation of Sunset Life's operations into the home office.



Net investment income decreased 1 percent in the second quarter but was flat for the six months. The net yield on the investment portfolio on a cost basis declined to 7.21 percent from 7.27 percent a year ago. Realized investment gains declined generally due to rising interest rates which have resulted in significantly reduced investment calls on the portfolio. Interest spreads on the interest sensitive products improved as the yield spreads widened.



Home office operating expenses rose 8 percent versus 1998's second quarter and rose 4 percent for the six months. During the quarter almost all of the administrative aspects of Sunset Life were consolidated into the home office in Kansas City.
This consolidation required a necessary duplication of staffing at both locations for a time during the quarter to ensure that the services to both policyholders and agents were as smooth as possible during this consolidation. In addition, several one-time expenditures were incurred for travel, consulting and relocation. The consolidation continues on schedule. The remaining aspects will be consolidated in the third quarter with the expected beneficial savings beginning to be realized later this year.



The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided into individual and group operations, and its two insurance affiliates.



                       Kansas City Life Insurance Company
                              Segment Information


                          Kansas City Life     Sunset       Old
                         Individual   Group     Life      American     Total

Revenues from external customers:
 Six Months:     1999      $55,941    26,121   13,411      38,357     133,830
                 1998       56,596    25,993   14,349      40,403     137,341
 Second Quarter: 1999       26,367    13,051    5,871      19,303      64,592
                 1998       30,498    13,124    7,523      20,114      71,259

Investment revenues:
 Six Months:     1999      $75,800       600   16,399       7,191      99,990
                 1998       76,253       563   16,333       7,046     100,195
 Second Quarter: 1999       38,399       318    8,287       3,712      50,716
                 1998       38,921       312    8,313       3,607      51,153

Operating Income (loss):
 Six Months:     1999      $13,484      (142)   4,167       1,989      19,498
                 1998       13,315      (868)   4,858       2,285      19,590
 Second Quarter: 1999        4,966      (604)   1,546       1,350       7,258
                 1998        7,220      (508)   2,824       1,956      11,492

Notes:
1.   Intersegment revenues are not material.
2.   The above totals agree to the consolidated financial statements.
3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.



Kansas City Life - Individual


New annualized premiums declined 16 percent in the second quarter, as individual life sales were down 9 percent and flexible annuities declined 23 percent. Non-variable universal life sales declined 34 percent but were somewhat offset by a 6 percent increase in variable universal life sales. For the six months, new annualized premiums fell 6 percent as individual life products declined 24 percent and flexible annuities fell 4 percent. Non-variable universal life sales were down 43 percent for the six months and variable universal life products were down 16 percent. Total new variable sales were down 15 percent for the second quarter and were down 8 percent for the six months. Variable product sales accounted for 63 percent of total sales for the six months. On the basis of direct statutory receipts, new sales declined 14 percent for the six months. New variable sales fell 11 percent and equaled 62 percent of total new sales.


Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, decreased
14 percent for the second quarter and 1 percent for the six months.


Death benefits rose 1 percent for the quarter but were down 1 percent for the six months. However, mortality experience for the assumed block of business purchased two years ago was much worse than expected in the second quarter. Traditional life surrenders fell 22 percent for the quarter and 30 percent for the six months. In total, benefits declined 2 percent for this segment in both the second quarter and six months. Reflecting the mortality experience, total benefits, as a percent of operating revenue, equaled 62 percent for the six months up from the 58 percent for the first quarter, but down slightly from 63 percent a year ago.


This segment provided 42 percent of insurance revenues for the six months and 69 percent of the operating income compared with 41 percent and 68 percent last year.


Kansas City Life - Group


In the second quarter, the group segment recorded a loss, as the claims ratios increased during the quarter. The loss for the six months was $0.7 million less than a year ago. This improvement in the stop loss and dental lines was due to improved claims ratios.

Group sales, in terms of new annualized premiums, rose 26 percent in the quarter and 27 percent for the six months. Group sales provided 10 percent of consolidated annualized premiums, up from 8 percent last year. These sales were led by group life, which more than doubled, and dental, which grew 18 percent.

In total, the group segment provided 20 percent of consolidated insurance revenues for the six months compared with 19 percent last year.


Sunset Life


Sunset Life's new annualized premiums declined 31 percent in the second quarter and 25 percent for the six months. Total individual life sales were down 51 percent for the quarter and 39 percent for the six months. However, traditional life sales, largely term, were up 20 percent for the six months. Sales of flexible annuities were up 21 percent for the second quarter but were down 4 percent for the six months. Sunset Life contributed 7 percent of total new annualized premiums during the first six months versus 9 percent in 1998.

Insurance revenues decreased 4 percent reflecting the sales results. Benefits, as a percent of operating revenues, equaled 44 percent, down from 48 percent a year ago. This decline is primarily due to improved mortality compared with a year ago. Total benefits declined 9 percent, reflecting a similar decline in death benefits.

Insurance operating expenses rose 21 percent for the six months versus 1998. This increase is attributable to the consolidation efforts. As mentioned above, the operations are being consolidated from Olympia to Kansas City resulting in additional expenses being incurred in both Kansas City and Olympia during the transition effort. However, anticipated cost savings will begin to emerge the latter half of this year.

In total for Sunset Life, operating income declined 14 percent but contributed 13 percent of consolidated operating revenues and 21 percent of operating income for the six months.


Old American

New annualized premiums declined 10 percent in the second quarter and were down 5 percent for the six months. Old American provided 7 percent of consolidated sales, consistent with the previous year. This segment also provided 29 percent of consolidated insurance revenues for the six months, the same as last year.

Total benefits declined 10 percent for the quarter and 11 percent for the six months. Benefits, as a percent of operating revenues, equaled 59 percent compared with 64 percent a year ago. This improvement was due to improved mortality and partially due to the sale of the home health care block of business last year.

Operating income for this segment declined 13 percent for the six months to equal 10 percent of consolidated operating income, down from 12 percent last year.


Liquidity and Capital Resources

Statements made in the Company's 1998 Annual Report to
Stockholders remain pertinent.

Liquidity is not a concern for the Company. For the six months, cash provided from operating activities nearly doubled to $33.8 million. Funds from all sources totaled $457.8 million, a 2 percent increase over last year. During the first six months, the Company made new investments in excess of one-third of a billion dollars. During the second quarter the Company borrowed $30.0 million in order to leverage the borrowed monies. At June 30, 1999, separate accounts totaled $189.5 million, an increase of $46.5 million from year end.

Assets totaled $3.6 billion at June 30, 1999, the same as year end. However, excluding unrealized investment gains, assets grew at a 6 percent annualized growth rate. Consolidated insurance in force totaled $26.2 billion, a 3 percent decline on an annualized basis. Book value per share totaled $42.96, a decline of 16 percent on an annualized basis. However, excluding changes in unrealized investment gains and losses, book value per share equaled $43.54, a 5 percent annualized growth.

During the first six months, the Company purchased 14,000 shares of its common stock for $567,000 under the stock repurchase program announced last January.


Year 2000 (Y2K) Compliance

Kansas City Life is closely monitoring its ability, and the ability of its primary vendors and business partners, to successfully operate in the year 2000. Kansas City Life continues the assessment and resolution of potential problems in both its information technology (IT) systems and in its non-information technology systems. At the present time, the Company is approximately 90 to 95 percent complete with resolving its IT issues and anticipates that it will have completed its year 2000 IT compliant issues by the end of the third quarter. For the remainder of the year, the Company plans to continue its testing and to finalize contingency plans. The Company's non-IT systems are fully compliant. The Company is actively monitoring the compliance programs of those third parties with which the Company has business relationships as well as modifying its contingency plans based upon those assessments. These third parties are continuing to progress well, but the Company will continue to monitor these third parties until full compliance is achieved. The incremental cost of the Company's compliance effort generally has been expensed as incurred and has not been material thus far, estimated at less than $700,000, nor are additional costs expected to be material in the future. The forecast costs, consequences of the year 2000 problem, and the dates on which the Company believes it will complete its various year 2000 computer modifications are based on its best estimates, which, in turn, were based on numerous assumptions of future events, including third-party modification and compliance plans, continued availability of resources, and other factors. The Company cannot be sure that these estimates will be achieved or that the assumptions are accurate, and actual results could differ materially from those anticipated.


Market and Interest Rate Risk Analysis

Statements made in the 1998 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate so will the Company's investment portfolio and its stockholders' equity. At June 30, 1999, the Company had an unrealized investment loss of $13.2 million, net of related taxes and deferred policy acquisition costs. This represents a $58.7 million decline from the $45.5 million unrealized gain reported at the beginning of the year. This decline is the result of increased market interest rates.



Part II:  Other Information

(a)  Exhibits: None.

(b) Reports on 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1999.


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



KANSAS CITY LIFE INSURANCE COMPANY

/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance

/s/John K. Koetting
John K. Koetting
Vice President and Controller

/s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  August 9, 1999


                       KANSAS CITY LIFE INSURANCE COMPANY

                          Quarter ended June 30, 1999

                                    EXHIBIT



                        Quarterly Report to Stockholders







Consolidated
Balance Sheet
(in thousands)

                                      June 30     December 31
                                        1999           1998
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,037,992      2,094,362
    Securities held to maturity,
      at amortized cost                  105,954        115,504
  Equity securities available
    for sale, at market                  117,162        100,749
  Mortgage loans                         331,555        315,706
  Policy loans                           120,788        122,860
  Other                                  125,577        142,387
                                   -------------  -------------
                                       2,839,028      2,891,568

Deferred acquisition costs               222,858        218,957
Other assets                             332,761        323,881
Separate account assets                  189,467        143,008
                                   -------------  -------------

                                     $ 3,584,114      3,577,414
                                   =============  =============

Liabilities and equity
Future policy benefits               $   827,372        822,343
Accumulated contract values            1,711,506      1,731,262
Other liabilities                        323,346        302,868
Separate account liabilities             189,467        143,008
                                   -------------  -------------
  Total liabilities                    3,051,691      2,999,481

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         18,185         17,633
  Accumulated other comprehensive
    income (loss)                        (13,231)        45,466
  Retained earnings                      594,847        581,074
  Less treasury stock                    (90,499)       (89,361)
                                   -------------  -------------
                                         532,423        577,933
                                   -------------  -------------

                                     $ 3,584,114      3,577,414
                                   =============  =============

Notes:
*  Comprehensive income (loss) equals $(38,760,000) and
   $30,908,000 for 1999 and 1998, respectively,
   and $(25,797,000) and $17,076,000 for the second quarter of 1999 and 1998. This varies from net income due to unrealized gains or losses on securities.

* These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Income per common share is based upon the weighted average number of shares outstanding during the six months, 12,402,810 shares (12,389,594 shares - 1998).

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.



Consolidated
Income Statement
(Thousands, except per share data)
                                              Quarter ended   Six Months ended
                                                  June 30        June 30
                                              1999     1998     1999     1998
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 24,531   27,956   52,336   54,052
    Accident and health                      10,560   10,705   20,823   21,073
  Contract charges                           26,015   27,649   53,248   54,929
Investment revenues:
  Investment income, net                     50,715   51,152   99,990  100,194
  Realized gains                                368    2,434      677    4,961
Other                                         3,488    4,950    7,424    7,289
                                            -------  -------  -------  -------
    Total revenues                          115,677  124,846  234,498  242,498
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             28,647   26,055   56,156   58,062
  Surrenders of life insurance                3,865    4,932    7,426    9,765
  Other benefits                             18,384   20,086   34,437   36,990
  Increase in benefit and contract reserve   19,764   23,857   40,266   42,780
Amortization of policy acquisition costs      9,560    8,600   20,035   17,117
Insurance operating expenses                 24,939   22,707   48,068   45,954
                                            -------  -------  -------  -------
    Total benefits and expenses             105,159  106,237  206,388  210,668
                                            -------  -------  -------  -------

Pretax income                                10,518   18,609   28,110   31,830
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,119    4,899   10,954    9,663
  Deferred                                   (2,096)     637   (2,781)    (647)
                                            -------  -------  -------  -------
                                              3,023    5,536    8,173    9,016
                                            -------  -------  -------  -------

Net income                                 $  7,495   13,073   19,937   22,814
                                            =======  =======  =======  =======

Per common share:
  Operating income                           $ 0.58     0.93     1.57     1.58
  Realized investment gains, net               0.03     0.13     0.04     0.26
                                            -------  -------  -------  -------

  Net income                                 $ 0.61     1.06     1.61     1.84
                                            =======  =======  =======  =======




    CONSOLIDATED
STATEMENT OF CASH FLOWS
   (in thousands)
                                                     Six Months ended
                                                         June 30
                                                     1999        1998
 Operating activities
   Net cash provided                               $33,799       17,248

 Investing activities
   Purchases of fixed maturity investments        (297,030)    (318,881)
   Sales of fixed maturity investments             149,424      179,522
   Maturities and principal paydowns of
     fixed maturity investments                    115,379      118,667
   Purchases of other investments                  (64,356)     (64,991)
   Sales, maturities and principal paydowns
     of other investments                           32,889       36,611
   Net sales of short-term investments              18,929        9,540

   Net cash used                                   (44,765)     (39,532)

 Financing activities
 Policyowner contract deposits                      77,340       88,322
 Withdrawals of policyowner
   contract deposits                               (91,541)    (100,791)
 Dividends paid to stockholders                     (5,955)      (5,576)
 Proceeds from borrowings                           30,000            0
 Other, net                                         (3,074)      (1,502)

    Net cash provided (used)                         6,770      (19,547)

 Decrease in cash                                   (4,196)     (41,831)
 Cash at beginning of year                          16,763       50,927

    Cash at end of period                          $12,567        9,096






Kansas City Life Insurance Company
Second Quarter Report


Message from the President and CEO

     Kansas City Life's strong earnings growth in the first quarter was not sustained in the second quarter. Operating earnings fell 37 percent in the second quarter, from $.93 a share last year to $.58 a share this quarter. Operating earnings declined slightly for the first half of the year, from $1.58 a share in 1998 to $1.57 a share this year. Realized investment gains declined $4.3 million in the six months and $2.1 million in the second quarter. Therefore net income decreased 12 percent in the first half to $1.61 a share, and decreased 42 percent in the second quarter to $.61 a share.

     Mortality experience at each of our operating companies was excellent in the first quarter but generally returned to historical trends during the second quarter. Additionally, mortality experience in the block of insurance purchased two years ago was considerably worse than expected in the second quarter. The quarter's earnings were also restrained by costs associated with the relocation of Sunset Life's operations into the home office in Kansas City. The relocation effort resulted in duplicate staffing in Olympia and Kansas City for a portion of the quarter and one-time expenditures were incurred for costs such as travel and consulting. This effort is proceeding on schedule and according to plan and should provide beneficial cost savings beginning later this year.

     Sales momentum generally slowed in the second quarter. New annualized premiums declined 8 percent in the first half due to a 17 percent decline in the second quarter. Percentage declines in variable product sales mirrored these results, and these products contributed just over half of the Company's sales. Universal life sales declined 46 percent in the six months while sales of flexible annuities were down 1 percent. Progress was made in our group products where sales rose 27 percent, led by dental and group life. Life insurance in force declined slightly to $26.2 billion.

     Insurance revenues in the attached earnings statement declined 3 percent in the half and 8 percent in the quarter. Life premiums declined 3 percent for the six months while accident and health premiums decreased 1 percent. However, excluding 1998 premiums associated with the home health care block sold late last year, accident and health premiums rose 7 percent, reflecting growth in the group stop loss and dental lines. Contract charges on our interest sensitive and variable products declined 3 percent in the first half.

     Investment income was unchanged for the six months and decreased 1 percent in the second quarter as investment assets, on a cost basis, grew 2 percent over the past twelve months. The portfolio's net yield declined to 7.21 percent from
7.27 percent a year ago. Realized investment gains declined in the period principally due to reduced calls on the securities portfolio as market interest rates rose.

     Book value per share declined to $42.96 due to reductions in the market value of our marked-to-market investments as a result of rising interest rates. Excluding these unrealized losses, book value equaled $43.54 a share, a 5 percent annualized increase for the six months.

     A regular quarterly dividend of $.24 a share was declared by the Board of Directors. The dividend will be paid August 23 to stockholders of record on August 9.


                                  /s/  R. Philip Bixby



Includes our subsidiaries:

Sunset Life Insurance
Company of America

Old American
Insurance Company

Post Office Box 219139
Kansas City, Missouri 64121-9139
Listing:  OTC
Stock Symbol: KCLI