Form 10-Q
period 1999-09-30
KANSAS CITY LIFE INSURANCE CO
filed 1999-11-12
CIK 54473

Securities and Exchange Commission
                            Washington, D. C. 20549


                                   Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                    For the Quarter ended September 30, 1999


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

                Class                   Outstanding at October 5, 1999
Common Stock, $1.25 par value                  12,281,650 shares
                         Page 1


Kansas City Life Insurance Company
Quarter ended September 30, 1999


Part I

Item 1. Financial Statements Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's operating earnings per share for the third quarter declined 5 percent from last year to equal $.99. Including realized gains, which declined $2.3 million from last year's third quarter, net income equaled $1.09 per share, a 13 percent decline from last year. For the nine months, operating earnings per share declined 3 percent to $2.56 and net income per share, which included a $6.6 million decrease in realized gains, declined 13 percent to $2.70.

Net investment income, netted for interest expenses incurred related to investment strategies, increased 2 percent in the third quarter and 1 percent for the nine months. Realized investment gains declined, generally due to rising interest rates which resulted in significantly reduced investment calls on the portfolio. Interest spreads on the interest sensitive products improved as the yield spreads widened.

Home office operating expenses decreased 5 percent versus 1998's third quarter and rose 2 percent for the nine months. During the third quarter, the consolidation of Sunset Life into the parent's home office in Kansas City was completed. While significant savings have not yet emerged as a result of this consolidation, substantial progress has been made and the anticipated $2 to $3 million annual savings are expected to be realized going forward.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided into individual and group operations, and its two insurance affiliates.





                       Kansas City Life Insurance Company
                              Segment Information

                                  Kansas City Life      Sunset   Old
                              Individual      Group   Life   American   Total
Revenues from external customers:
    Nine months:    1999         $85,777    39,596  20,433    57,306   203,112
                    1998          88,110    39,110  21,574    60,296   209,090
    Third quarter:  1999          29,836    13,475   7,022    18,949    69,282
                    1998          31,514    13,117   7,225    19,893    71,749

Investment revenues:
    Nine months:    1999        $114,873       817  24,976    11,011   151,677
                    1998         114,188       835  24,276    10,609   149,908
    Third quarter:  1999          39,073       217   8,608     3,820    51,718
                    1998          37,935       272   8,027     3,563    49,797

Operating income (loss):
    Nine months:    1999         $22,104      (212)  5,600     4,230    31,722
                    1998          21,275      (751)  7,717     4,279    32,520
    Third quarter:  1999           8,620       (70)  1,433     2,241    12,224
                    1998           7,960       117   2,859     1,994    12,930

Notes:
1.      Intersegment revenues are not material.
2. The above totals agree to the consolidated financial statements. 3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.

Kansas City Life - Individual

Total  new  annualized  premiums  declined  2  percent  in  the  third  quarter.
Individual life sales were down 8 percent and flexible annuities were flat. Non-variable universal life sales declined 26 percent and variable universal life sales declined 2 percent. For the nine months, new annualized premiums fell 7 percent as individual life products declined 19 percent and flexible annuities fell 3 percent. Non-variable universal life sales were down 39 percent for the nine months and variable universal life products were down 11 percent. Total new variable sales were up 6 percent for the third quarter but were down 4 percent for the nine months. Variable product sales accounted for 58 percent of total sales for the nine months. On the basis of direct statutory receipts, new sales declined 10 percent for the nine months. New non-variable universal life sales fell 56 percent compared to last year. New variable sales fell 7 percent and equaled 64 percent of total new sales.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, decreased 5 percent for the third quarter and 3 percent for the nine months.

Death benefits rose 3 percent for the quarter but were flat for the nine months. Death benefits for the assumed block of business purchased two years ago were higher than expected in the third quarter. However, mortality for the segment remained better than last year for the nine months. Traditional life surrenders fell 28 percent for the quarter and 29 percent for the nine months. In total, benefits increased 2 percent for both the quarter and the nine months. Total benefits, as a percent of operating revenue, equaled 61 percent for the nine months, down slightly from the 62 percent for the six months and a year ago.

This segment provided 42 percent of consolidated insurance revenues for the nine months and 70 percent of the operating income compared with 42 percent and 65 percent last year.

Kansas City Life - Group

In the third quarter, the group segment recorded a loss, however the overall claims ratios in this segment improved during the quarter. The nine months' loss was $0.5 million less than a year ago. This improvement stems primarily from the dental line, which recorded $0.4 million in profit during the third quarter, compared to a loss of $0.1 million in last year's third quarter.

Group sales, in terms of new annualized premiums, declined 25 percent in the quarter, but rose 3 percent for the nine months. Group sales were lead by the group life line, which grew 65 percent over last year. Group sales provided 10 percent of consolidated annualized premiums, up from 9 percent last year.

In total, the group segment provided 19 percent of consolidated insurance revenues for the nine months, the same as last year.

Sunset Life

Sunset Life's new annualized premiums declined 44 percent in the third quarter and 34 percent for the nine months. Total individual life sales were down 31 percent for the quarter and 37 percent for the nine months. Sales of flexible annuities were down 48 percent for the third quarter and 32 percent for the nine months. Sunset Life contributed 8 percent of total new annualized premiums during the first nine months versus 11 percent in 1998.

Total insurance revenues for the nine months decreased 1 percent, reflecting the sales results mentioned above. Benefits, as a percent of operating revenues, equaled 49 percent, up from 47 percent a year ago. Total benefits increased 5 percent over last year, as mortality has increased from this time last year. Insurance operating expenses rose 15 percent for the nine months, reflecting costs associated with the consolidation efforts mentioned above.

In total for Sunset Life, operating income declined 27 percent but contributed 13 percent of consolidated operating revenues and 18 percent of operating income for the nine months, compared with 13 percent and 24 percent, respectively a year ago.

Old American

New annualized premiums declined 3 percent in the third quarter and 4 percent for the nine months. Old American provided 7 percent of consolidated sales, consistent with the previous year. This segment also provided 28 percent of consolidated insurance revenues for the nine months, down slightly from 29 percent last year.

Total benefits declined 5 percent for the quarter and 9 percent for the nine months. Benefits, as a percent of operating revenues, equaled 59 percent compared with 62 percent a year ago. This improvement was due to improved mortality and the sale of the home health care block of business last year.

Operating income for this segment declined 1 percent for the nine months to equal 13 percent of consolidated operating income, the same as last year.

Liquidity and Capital Resources

Statements made in the Company's 1998 Annual Report to Stockholders remain pertinent.

Liquidity is not a concern for the Company. For the nine months, cash provided from operating activities increased 64 percent to total $47.5 million. Funds from all sources totaled $712.4 million, an 8 percent increase over last year. The Company has borrowed $30.0 million in order to pursue interest spread strategies. At September 30, 1999, separate accounts totaled $199.6 million, an increase of $56.6 million from year end.

Assets totaled $3.6 billion at September 30, 1999, the same as year end. However, excluding unrealized investment gains and losses, assets grew at a 4 percent annualized growth rate. Consolidated insurance in force totaled $26.6 billion, a 1 percent decline on an annualized basis. Book value per share totaled $42.51, a decline of 12 percent on an annualized basis. However, excluding changes in unrealized investment gains and losses, book value per share equaled $44.45, a 6 percent annualized growth.

During the first nine months, the Company purchased 215,500 shares of its common stock for $8.7 million under the stock repurchase program announced last January.

Year 2000 (Y2K) Compliance

Kansas City Life is closely monitoring its ability, and the ability of its primary vendors and business partners, to successfully operate in the year 2000. Kansas City Life continues the assessment and resolution of potential problems in both its information technology (IT) systems and in its non-information technology systems. As of September 30, 1999, the Company is approximately 98 percent complete with resolving its IT issues and anticipates that it will have completed its year 2000 IT compliant issues well before year end. For the remainder of the year, the Company will continue testing and will finalize its contingency plans. The Company's non-IT systems are fully compliant. The Company is actively monitoring the compliance programs of those third parties with which the Company has business relationships as well as modifying its contingency plans based upon those assessments. These third parties are continuing to progress well, but the Company will continue to monitor these third parties until full compliance is achieved. The incremental cost of the Company's compliance effort generally has been expensed as incurred and has not been material thus far, estimated at less than $700,000, nor are additional costs expected to be material in the future. The forecast costs, consequences of the year 2000 problem, and the dates on which the Company believes it will complete its various year 2000 computer modifications are based on its best estimates, which, in turn, were based on numerous assumptions of future events, including third-party modification and compliance plans, continued availability of resources, and other factors. The Company cannot be sure that these estimates will be achieved or that the assumptions are accurate, and actual results could differ materially from those anticipated.

Market and Interest Rate Risk Analysis

Statements made in the 1998 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate so will the Company's investment portfolio and its stockholders' equity. At September 30, 1999, the Company had an unrealized investment loss of $29.6 million, net of related taxes and deferred policy acquisition costs. This represents a $75.1 million decline from the $45.5 million unrealized gain reported at the beginning of the year. This decline is the result of increased market interest rates.




Part II:  Other Information
Item 1:  Legal Proceedings


In recent years, life insurance companies have been named as defendants in lawsuits related to life insurance pricing and sales practices. Plaintiffs in many of these cases seek to have their case certified as a class action. A number of these cases have resulted in substantial settlements.

In the previously reported case, Patricia A. Adams, Kevin J. Palamarchuck and Karolynne K. Palamarchuck, On Behalf of Themselves and All Others Similarly Situated vs. Kansas City Life Insurance Company, United States District Court for the Western District of Missouri, Case No. 98-1053-CV-W-9, the court has granted defendants' motion to bifurcate discovery and discovery on the issue of class certification is required to be completed by November 15, 1999. A hearing on class certification is presently scheduled for March 20, 2000. The Company's motion to dismiss has not been ruled upon. Management intends to continue to defend this matter vigorously and denies the allegations, including the existence of a legitimate class.

In the previously reported case William H. Stewart, Richard M. Littrell, Kimberley Weyand Reisinger (f.k.a. Kimberley K. Weyand) and Catherine I. King, Individually and on Behalf of All Others Similarly Situated vs. Security Benefit Life Insurance Company and Bank Market Service, Inc., Tenth Judicial District Court of Kansas, Johnson County, Kansas, Case No. 98-C04036, which the Company is defending pursuant to the terms of the Coinsurance Agreement with Security Benefit Life Insurance Company, the court in a bench ruling has granted in part the Company's motion for summary judgment dismissing all fraud and fiduciary claims and leaving only a claim for breach of contract to be litigated. A hearing on class certification has been scheduled for February 15, 2000. Management intends to continue to defend this matter vigorously and denies the allegations, including the existence of a legitimate class.

In addition to the matters described above, the Company and certain of its subsidiaries are defendants in lawsuits involving claims and disputes with policyowners that may include clients seeking class action status and/or punitive damages. Some of these lawsuits arise in jurisdictions where juries sometimes award punitive damages grossly disproportionate to the actual damages.


Item 6:





Exhibit 3(a)
Articles of Incorporation

ARTICLES OF INCORPORATION OF

KANSAS CITY LIFE INSURANCE COMPANY

(As Restated in 1986 and Amended in 1999)

Article 1

The name of the Company shall continue to be Kansas City Life Insurance Company.

Article 2

The principal office of the Company shall be located in the City of Kansas City, in the State of Missouri.

Article 3

The Company is formed for the purpose of making insurance upon the lives of individuals, and every assurance pertaining thereto or connected therewith, and to grant, purchase and dispose of annuities and endowments of every kind and description whatsoever, and to provide an indemnity against death, and for weekly or other periodic indemnity for disability occasioned by accident or sickness to the person of the insured, all pursuant to the provisions of Section
376.010 of the Revised Statutes of Missouri, 1959. Such accident and health insurance shall be made a separate department of the Company.

Article 4

(a) The capital stock of the Company shall be forty five million dollars ($45,000,000) divided into thirty six million (36,000,000) shares of the par value of one and one quarter dollars ($1.25) each.

(b) No holder of any shares of stock of any class of the Company shall be entitled as such, as a matter of right, to purchase or subscribe for any shares of stock of the Company of any class, whether now or hereafter authorized or whether issued for cash, property or services or as a dividend or otherwise, or to purchase or subscribe for any obligations, bonds, notes, debentures, other securities or stock convertible into shares of stock of any class of the Company or carrying or evidencing any right to purchase shares of stock of any class of the Company.

Article 5

The corporate powers of the Company shall be vested in a Board of Directors and shall be exercised by them and by such officers and agents as they may from time to time appoint and empower. The Board shall have the power to make, a mend or repeal such Bylaws, rules and regulations for the transaction of the business of the Company, as are not inconsistent with this charter or the laws of the State.

The Company shall have perpetual succession.

Article 6

The Board of Directors  shall consist of fifteen (15) persons divided into three
(3) equal classes, and at each annual meeting of the stockholders five (5) Directors shall be elected for a three (3) year term. Vacancies on the Board of Directors shall be filled by the Board, acting by the affirmative vote of a majority of the remaining Directors then in office, and any Director so elected shall serve the balance of the vacated term and until his or her successor is elected.

Article 7

Directors shall continue in office until their successors are elected. At a meeting called expressly for that purpose, one or more Directors or the entire Board of Directors may be removed, with or without cause, by the vote of the holders of more than 66 2/3% of the shares then entitled to vote at an election of the Directors. If less than the entire Board is to be removed, no one of the Directors may be removed if the votes cast against his or her removal would be sufficient to elect him or her if cumulatively voted at an election of the class of Directors of which he or she is a part.

Article 8

The annual meeting of the stockholders of the Company shall be held on the Thursday immediately preceding the fourth Monday in April of each year. Special meetings of stockholders shall be convened by the Secretary as often as may be requested by resolution of the Board of Directors, or requested in writing by a majority of the Directors, or by persons holding a majority of the capital stock of the Company, and filed with the Secretary, or as provided by the Bylaws. Such requests shall state specifically the business to be transacted at the proposed meeting, and no other business shall be transacted thereat.

Article 9

Except as set forth in paragraph C of this Article, the affirmative vote of the holders of at least 66 2/3% of the outstanding shares of each class of the "Voting Stock" (as hereinafter defined), voting as separate classes, shall be required as a requisite for the approval, authorization, or adoption, or consummation by the "Company" (as hereinafter defined) of any "Business Combination" (as hereinafter defined) between the Company and a "Related Person" (as hereinafter defined). The 66 2/3% vote requirement shall be calculated by excluding from the voted shares and the number of shares of the class being considered, those shares of which the Related Person is the Beneficial Owner. Such affirmative vote shall be in addition to the vote of the holders of the securities of the Company otherwise required by law or by agreement between the Company and any other Person, including but not limited to a national securities exchange.

A. Definitions: For purposes of this Article, and where expressly indicated herein for purposes of these Articles, the following terms shall have the following meanings:

(1) "Affiliate." The term "Affiliate" shall mean a Person (as hereinafter defined) that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, the Person specified.

(2) "Associate." The term "Associate" as used to indicate a relationship with any Person, means (a) any corporation or organization (other than the Company) of which such Person is an officer or partner, or is, directly or indirectly, the "Beneficial Owner" (as hereinafter defined) of ten percent (10%) or more of any class of equity securities; (b) any trust or estate in which such Person has a substantial beneficial interest or as to which such person serves as trustee or in a similar fiduciary capacity; and (c) a relative or spouse of such Person or any relative of such spouse, who has the same home as such Person.

(3) "Beneficial Owner." A Person shall be considered to be the "Beneficial Owner" of any shares of the Voting Stock (whether or not owned of record), and any such shares shall be considered to be "Beneficially Owned" by such Person, in the following circumstances:

(a) With respect to which such Person or any Affiliate or Associate of such Person directly or indirectly has or shares (i) voting power, including the power to vote or to direct the voting of such shares of the voting stock and/or
(ii) investment power, including the power to dispose of or to direct the disposition of such shares of the Voting Stock;

(b) Which such Person or any Affiliate or Associate of such Person has (i) the right to acquire (whether such right is exercisable immediately or only after passage of time or occurrence of other event or contingency) pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; and/or (ii) the right to vote pursuant to any agreement, arrangement, or understanding (whether such right is exercisable immediately or only after the passage of time or occurrence of other event or contingency); or

(c) Which are Beneficially Owned within the meaning of paragraphs (a) or (b) of this definition by any other Person with which such first mentioned Person or any of its Affiliates or Associates has any agreement, arrangement, or understanding, written or oral, with the respect to acquiring, holding, voting, or disposing of any shares of the Voting Stock of the Company or with respect to acquiring, holding, or disposing of all or substantially all, or a Substantial Part (as hereinafter defined), of the assets or business of the Company.

For the purpose only of determining whether a Person is the Beneficial Owner of a percentage specified in this Article of the outstanding shares of the Voting Stock, such shares shall be deemed to include any shares of the Voting Stock that may be issuable pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants, options, or otherwise and which are deemed to be Beneficially Owned by such person pursuant to the foregoing provisions of this Article.

(4) "Business Combination." The term "Business Combination" shall include all of the following, except to the extent that any of the following occur pursuant to the participation of a Related Person in an employee benefit or compensation plan of the Company:

(a) Any merger or consolidation of the Company with or into any Related Person;

(b) Any merger or consolidation of a Related Person with or into the Company;

(c) Any sale, exchange, lease, transfer, or other disposition, in a single transaction or a series of transactions, of all or a Substantial Part of the assets of the Company to or with a Related Person;

(d) Any sale, exchange, lease, transfer, or other disposition, in a single transaction or in a series of transactions, of all or a Substantial Part of the assets of a Related Person to or with the Company;

(e) The issuance of any securities of the Company to a Related Person;

(f) Any reclassification of securities of the Company, recapitalization of the Company, or other transaction other than a redemption in accordance with the security redeemed, which has the effect, directly or indirectly, of increasing the power of a Related Person to vote the Voting Stock, in relation to the voting power of the other stockholders of the Company;

(g) Any partial or complete liquidation, spinoff, splitoff, or splitup of the Company or other transaction with a similar purpose or effect, directly or indirectly involving any Related Person;

(h) Any transaction or event that is intended by any party thereto to have, or that is likely to have, a similar effect as any of the transactions or events described in this definition of Business Combination; or

(i) Any agreement, contract, commitment, or other arrangement providing for any of the transactions or events described in this definition of Business Combination.

(5) "Company." As used throughout these Articles of Incorporation, the term "Company" shall mean the entity organized pursuant to these Articles of Incorporation and unless contrary to the express provisions of the reference to that term, that term shall include all subsidiary corporations or other entities of which the entity organized pursuant to these Articles of Incorporation owns, directly or indirectly, a majority of the equity securities thereof, or otherwise controls.

(6) "Date of Determination." The "Date of Determination" shall mean:

(a) The date on which a binding agreement (except for the fulfillment of conditions precedent, including, without limitations, votes of stockholders to approve such a transaction) is entered into by the Company, as authorized by its Board of Directors, and another Person providing for any Business Combination; or

(b) If such an agreement is referred to in the preceding paragraph (a) is amended so as to make it less favorable to the Company and its stockholders, the date on which such amendment is approved by the Board of Directors of the Company; or

(c) In cases where neither of preceding paragraphs (a) nor (b) shall be applicable, then the record date for determination of stockholders of the Company entitled to notice of and to vote upon the transaction in question.

(7) "Person." The term "Person" shall mean any individual, partnership, corporation, trust, syndicate, association, group, or other entity, other than the Company or a trustee holding stock for the benefit of the employees of the Company pursuant to one or more employee benefit plans or arrangements. When two or more Persons act as a partnership, limited partnership, syndicate, association, group, or other entity for the purpose of acquiring, holding, or disposing of shares of stock, such partnerships, syndicates, associations, groups, or other entities shall be deemed to be a single "Person."

(8) "Related Person." The term "Related Person" shall mean any Person that (a) is the Beneficial Owner as of the Date of Determination or at any time thereafter of 5% or more of the outstanding shares of any class of Voting Stock; or (b) any Person who is an Affiliate of the Company and who at any time within five years immediately preceding the Date of Determination was the Beneficial Owner of 5% or more of the then outstanding shares of any class of the Voting Stock; or (c) any Associate or Affiliate of any Person described in paragraphs
(a) and (b) above.

(9) "Substantial Part." The term "Substantial Part" means assets with a fair market value that is equal to or exceeds 5% of the fair market value of the total assets of the Company or Person in question as of the end of its most recent previous fiscal year.

(10) "Voting Stock." As used throughout these Articles of Incorporation, the term "Voting Stock" means all issued and outstanding shares of capital stock of the Company that are entitled to vote for the election of directors by their terms or applicable law, as divided into separate classes pursuant to the terms of these Articles of Incorporation.

B. Powers and Duties of Executive Committee. On the basis of information known to the Directors, the Executive Committee of the Board of Directors (or if there is no Executive Committee or if the Executive Committee fails, refuses, or is unable to act, then the Chairman of the Board), shall have the power and duty to make any determinations required under this Article by the affirmative vote of a majority of its members, including but not limited to those listed below, which determinations shall be conclusive and binding on the Company and all other Persons for purposes of this Article:

(1) Whether any Person is the Beneficial Owner, directly or indirectly, of 5% or more of the outstanding shares of any class of Voting Stock, or is an Affiliate or Associate of another Person;

(2) Whether or any proposed sale, lease, exchange, or other disposition of part of the assets of the Company or any other entity involves a Substantial Part of that entity's assets;

(3) Whether any series of transactions is a series of transactions for purposes of this Article;

(4) Whether any transaction or event constitutes a Business Combination for purposes of this Article;

(5) The Date of Determination relating to any Business Combination; and

(6) Whether any other definition stated in this Article or any other provision contained herein is applicable to any transaction, event, or Person.

C. Exceptions to Article. The provisions of this Article shall not be applicable to a Business Combination in any of the following circumstances:

(1) If more than two-thirds of all members of the Board of Directors of the Company then in office shall have expressly approved such Business Combination by resolution; or

(2) If in the proposed Business Combination, more than two-thirds of all members of the Board of Directors of the Company then in office shall determine that all of the following conditions are met:

(a) The ratio of (i) the aggregate amount of the cash and the fair market value of other consideration to be received per share of securities of the Company in such Business Combination by holders of those securities, other than a Related Person involved in such Business Combination, over (ii) the market price per share of those securities immediately prior to the announcement of the proposed Business Combination, is at least as great as the ratio of (x) the highest per share price (including brokerage commissions, transfer taxes, and soliciting dealers' fees) that such Related Person has heretofore paid in acquiring any such securities prior to such Business Combination, over (y) the market price per share of those securities immediately prior to the initial acquisition by such Related Person of any of those securities;

(b) Except to the extent that a stockholder agrees otherwise as to all or part of the securities that the stockholder owns, the consideration to be received in such Business Combination by holders of the securities of the Company to be acquired, other than the Related Person involved, shall be in the same form and of the same kind as the consideration paid by the Related Person in acquiring such securities already owned by it;

(c) After such Related Person became a Related Person and prior to the consummation of such Business Combination:

(i) The Company shall have not failed to pay full dividends pursuant to the terms of any preferred stock then issued by the Company and shall not have reduced the rate of dividends previously paid on its common stock, unless such failure or reduction was approved in advance by more than two-thirds of the members of the Board of Directors then in office;

(ii) Such Related Person shall not have acquired from the Company, directly or indirectly, any securities of the Company, except upon (x) a conversion of convertible securities acquired by it prior to becoming a Related Person, or (y) as a result of a pro rata stock dividend, stock split or division of shares, or
(2) a transaction consummated in compliance with the provisions of this Article;

(iii) Such Related Person shall have not acquired any additional securities of the Company or securities convertible into or exchangeable for such securities, except as a part of the transaction that resulted in such Related Person's becoming a Related Person; and

(iv) Such Related Person shall not have (x) received the benefit, directly or indirectly (except pro rata as a stockholder of the Company), of any loans, advances, guarantees, pledges, or other financial assistance or tax credits provided by the Company, or (y) made any major change in the Company's business or equity capital structure or entered into any contract, arrangement, or understanding with the Company, except as were approved in advance by more than two-thirds of the members of the Board of Directors of the Company then in office; and

(v) The payment of the purchase price for the securities proposed to be acquired by the Related Person in the Business Combination shall not, directly or indirectly, be financed or proposed to be financed by sale of all or part of the assets of the Company or by use of the Company's assets, directly or indirectly, as security for that financing; and

(d) A proxy statement complying with the requirements of the rules relating thereto that are applicable to the Company shall have been mailed to all holders of shares of the Voting Stock for the purpose of soliciting stockholder approval of such Business Combination. Such proxy statement shall contain at the front thereof, in a prominent place, any recommendations as to the advisability or inadvisability of the Business Combination which the Board of Directors may have furnished in writing, and if deemed advisable by a majority of the Directors, an opinion of a reputable investment banking firm as to the fairness or lack of fairness of the terms of such Business Combination from the point of view of the holders of the shares of the Voting Stock other than the Related Person, such investment and banking firm to be selected by a majority of the Directors and to be furnished with all information it reasonably requests, and to be paid by the Company a reasonable fee for its services upon receipt by the Company of such opinion.

   For purposes of paragraph C(2)(a) of this Article, in the event of a Business Combination upon consummation of which the Company would be the surviving corporation or would continue to exist (unless it is provided, contemplated, or intended that as a part of such Business Combination or within one (1) year after consummation thereof a plan of liquidation or dissolution of the Company will be effected), the term "other consideration to be received" shall include, without limitation, any shares of the Voting Stock retained by stock retained by stockholders of the Company other than the Related Persons who are parties to such Business Combination.

                                                            Article 10

   These Articles of Incorporation may be amended at any annual or special meeting of the stockholders by the votes of the holders and owners of more than 66 2/3% of the shares of the capital stock of the Company voting on such question but in no event by the vote of less than a majority of all of the shares of the capital stock of the Company entitled to vote on said question, whether said stock is voted by the holder or owner thereof in person or by proxy, provided that if it is proposed to amend the same at any meeting of the stockholders, a copy of the proposed amendment shall be mailed to each stockholder as his or her address appears upon the books of the Company, at least ten days before such meeting.






Exhibit 4(a)
Specimen Copy of Stock Certificate


(Engraving of Roman God Mercury,
Messenger and Protector of Commerce)

         Number                                   Shares

           KU

Par Value $1.25 Per Share               Par Value $1.25 Per Share
      COMMON STOCK                            COMMON STOCK

Incorporated Under the Laws of the State of Missouri

KANSAS CITY LIFE INSURANCE COMPANY

This Certifies that                is the owner of

                                                See Reverse for
                                              Certain Definitions

                                               Cusip 484836 10 1

Fully Paid and Non-Assessable Shares of the Common Stock of

Kansas City Life Insurance Company transferable in person or by duly authorized attorney upon surrender of this certificate properly endorsed. This certificate and the shares represented hereby are issued and shall be held subject to all of the provisions of the certificate of incorporation and by-laws of the company, as amended, to all of which the holder, by acceptance hereof, assents. This certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.

        In Witness Whereof, the company has caused this certificate to be signed in facsimile by its duly authorized officers and a facsimile seal of the company to be hereunto affixed.
Dated

      /s/ C. John Malacarne            /s/ R. Philip Bixby

                    Secretary                      President

Countersigned and Registered:
  Kansas City Life Insurance Company
       (Kansas City, Missouri)                  Transfer Agent
                                                 and Registrar

                                             Authorized Signature

SEAL
(Lioness Logo)                                     (Lioness Logo)
  The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

  TEN                                              COM  -as  tenants  in  common
                                                   UNIF GIFT MIN ACT-  Custodian
                                                   (Cust)  (Minor) under Uniform
                                                   Gifts to Minors Act
                                                                (State)

  TEN ENT -as tenants by the      UNIF TRF MIN ACT-  Custodian (until age   )
           etireties                             (Cust)
                                                 (Minor) under Uniform
  JT TEN  -as joint tenants with                 Transfers to Minors Act
           right of survivorship                 (State)
           and not as tenants in
           common

  TOD -transfer on death direction In event of owner's death, To person named on face and Subject to TOD rules Referenced

Additional abbreviations may also be used though not in the above list.

  For value received,      hereby sell, assign and transfer unto

Please insert Social
 Security or other
 identifying number
    of Assignee


Please print or typewrite name and address Including postal zip code of assignee.

     Shares of the Common Stock represented by the within Certificate, and do hereby irrevocably constitute and appoint Attorney to transfer the said stock on the books of the within-named Company with full power of substitution in the premises. Dated,

                        NOTICE: The signature to this assignment must correspond
                                with the name as written upon the face of the certificate in every particular, without alteration or enlargement or any change whatever.
SIGNATURE(S) GUARANTEED:

The signature(s) must be guaranteed by an eligible guarantor institution (banks, stockbrokers, savings and loan associations and credit unions with membership in an approved medallion signature guarantee program, pursuant to S.E.C. Rule 17Ad-15.


(b) Reports on 8-K: There were no reports on Form 8-K filed for the nine months ended September 30, 1999.


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


KANSAS CITY LIFE INSURANCE COMPANY




/s/ Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/ John K. Koetting
John K. Koetting
Vice President and Controller


/s/ C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  November 9, 1999


EXHIBIT

Quarterly Report to Stockholders

Consolidated
Balance Sheet
(in thousands)

                                    September 30     December 31
                                        1999           1998
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,048,016      2,094,362
    Securities held to maturity,
      at amortized cost                  104,796        115,504
  Equity securities available
    for sale, at market                  104,920        100,749
  Mortgage loans                         328,405        315,706
  Policy loans                           118,965        122,860
  Other                                   96,685        142,387
                                   -------------  -------------
                                       2,801,787      2,891,568

Deferred acquisition costs               226,829        218,957
Other assets                             334,217        323,881
Separate account assets                  199,628        143,008
                                   -------------  -------------

                                     $ 3,562,461      3,577,414
                                   =============  =============

Liabilities and equity
Future policy benefits               $   826,288        822,343
Accumulated contract values            1,701,826      1,731,262
Other liabilities                        317,774        302,868
Separate account liabilities             199,628        143,008
                                   -------------  -------------
  Total liabilities                    3,045,516      2,999,481

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         18,352         17,633
  Accumulated other comprehensive
    income (loss)                        (29,611)        45,466
  Retained earnings                      605,299        581,074
  Less treasury stock                   (100,216)       (89,361)
                                   -------------  -------------
                                         516,945        577,933
                                   -------------  -------------

                                     $ 3,562,461      3,577,414
                                   =============  =============

Notes:
*  Comprehensive income (loss) equals $(41,718,000) and
   $76,795,000, for 1999 and 1998, respectively,
   and $(2,958,000) and $45,887,000 for the third quarter of 1999 and 1998. This varies from net income due to unrealized gains or losses on securities.

* These interim financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Income per common share is based upon the weighted average number of shares outstanding during the nine months, 12,370,974 shares (12,391,085 shares - 1998).

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.



Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              1999     1998     1999     1998
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 26,713   30,480   79,049   84,532
    Accident and health                      10,813   10,508   31,636   31,581
  Contract charges                           28,663   26,853   81,912   81,782
Investment revenues:
  Investment income, net                     51,718   49,797  151,677  149,907
  Realized gains                              1,842    4,121    2,519    9,082
Other                                         3,092    3,907   10,514   11,196
                                            -------  -------  -------  -------
    Total revenues                          122,841  125,666  357,307  368,080
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             28,152   25,284   84,308   83,346
  Surrenders of life insurance                3,775    4,846   11,201   14,611
  Other benefits                             18,870   17,273   53,307   54,263
  Increase in benefit and contract reserve   21,135   22,103   61,400   64,883
Amortization of policy acquisition costs      7,259   10,246   27,294   27,363
Insurance operating expenses                 24,149   23,765   72,186   69,635
                                            -------  -------  -------  -------
    Total benefits and expenses             103,340  103,517  309,696  314,101
                                            -------  -------  -------  -------

Pretax income                                19,501   22,149   47,611   53,979
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     4,226    6,394   15,180   16,057
  Deferred                                    1,853      146     (928)    (501)
                                            -------  -------  -------  -------
                                              6,079    6,540   14,252   15,556
                                            -------  -------  -------  -------

Net income                                $  13,422   15,609   33,359   38,423
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 0.99     1.04     2.56     2.62
  Realized gains, net                          0.10     0.22     0.14     0.48
                                            -------  -------  -------  -------

  Net income                                 $ 1.09     1.26     2.70     3.10
                                            =======  =======  =======  =======




     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                          Quarter ended
                                                          September 30
                                                        1999         1998
 Operating activities
   Net cash provided                                  $47,512       28,973

 Investing activities
   Purchases of fixed maturity investments           (475,250)    (463,844)
   Sales of fixed maturity investments                263,554      268,508
   Maturities and principal paydowns of
     fixed maturity investments                       147,696      183,563
   Purchases of other investments                     (81,417)     (86,672)
   Sales, maturities and principal paydowns
     of other investments                              63,830       48,170
   Net sales of short-term investments                 44,118        1,723
   Acquisition of life block:
      Cash received net of purchase price paid              -        3,550
   Net cash used                                      (37,469)     (45,002)

 Financing activities
 Policyowner contract deposits                        114,615      127,110
 Withdrawals of policyowner
   contract deposits                                 (133,181)    (145,063)
 Dividends paid to stockholders                        (8,925)      (7,711)
 Proceeds from borrowings                              30,000            -
 Treasury stock acquired                              (11,223)      (1,026)
 Other, net                                             1,087         (500)
   Net cash used                                       (7,627)     (27,190)

 Increase (decrease) in cash                            2,416      (43,219)
 Cash at beginning of year                             16,763       50,927
   Cash at end of period                              $19,179        7,708


Message from the President and CEO


     Kansas City Life achieved strong earnings in the third quarter, but this performance must be compared to last year's third quarter which was the Company's best quarter on record. Thus operating earnings for the quarter equaled $.99 a share and were 5 percent below a year earlier, while the nine month's operating earnings declined 3 percent to $2.56 a share. Since realized investment gains declined in both the quarter and nine months, net income decreased 13 percent in both the quarter and the nine months to $1.09 and $2.70 a share, respectively.

     Strong earnings results in Kansas City Life's non-variable universal life line for the nine months were offset by declining earnings in the block of insurance purchased two years ago, largely due to higher benefits ratios.
Universal life earnings rose due to improved interest, mortality and expense margins. Less favorable mortality experience in several other lines of business dampened the quarter's earnings, but was partially offset by reduced operating expenses. Home office operating expenses rose 2 percent for the nine months but declined 5 percent in the third quarter. Expense savings due to the consolidation of Sunset Life's operations into the home office are beginning to emerge. Fourth quarter earnings should receive much of the benefit of the projected $2 to $3 million annual savings.

     The effort to surpass last year's solid sales results continues. However, new annualized premiums were 9 percent below last year for the nine months and 12 percent below for the third quarter. Sales of variable products rose 6 percent in the quarter, but remain down 4 percent for the year. These products have generated $215 million of assets since their inception. New non-variable universal life and annuity premiums were down 42 percent and 12 percent, respectively. However, group sales rose 3 percent in the nine months due to growth in the group life and dental lines. Life insurance in force totals $26.4 billion, $252 million below the beginning of the year.

     Investment income, net of interest costs incurred to support investment strategies, rose 1 percent year to date and 2 percent in the third quarter. The portfolio's net yield rose slightly to 7.26 percent. Rising interest rates in the marketplace restrained realized investment gains.

     The Board approved a quarterly dividend of $.24 a share, payable November 22 to stockholders of record on November 8. Thus far this year the Company has purchased 215,500 of its shares in the open market for $8.7 million under a stock repurchase program.

     Rising interest rates also caused the market value of the bond portfolio which is marked to market to fall, thus book value declined 12 percent on an annualized basis to $42.51 a share. Excluding these unrealized losses, the Company's book value rose 6 percent to $44.45 a share.

     I regret to inform you of the death of my father, Walter E. Bixby, Vice Chairman of the Board and Past President of the Company. He was a man of wide interests, a hearty laugh, an open door to all and generosity of both his time and resources to our community. He oversaw a period of sustained growth during his eight-year presidency as earnings doubled, insurance in force nearly tripled and the market value of our stock tripled. Walt would have wanted these remarks kept simple, and simply put-Kansas City Life has lost an outstanding leader.



                                        /s/ R. Philip Bixby

Includes our subsidiaries:

Sunset Life Insurance
Company of America

Old American
Insurance Company

Post Office Box 219139
Kansas City, Missouri  64121-9139
Listing:  OTC
Stock Symbol: KCLI