Form 10-K
period 1999-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2000-03-28
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549


                                                          FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the Fiscal Year ended December 31, 1999

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

                    Yes X               No

     As of February 29, 2000, 12,023,990 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $119,970,160.

Part II


                      Documents Incorporated by Reference

Item 5:   Market for Registrant's Common          Page 44 of Annual Report to
          Equity and Related Stockholder          Shareholders for the year
          Matters.                                ended December 31, 1999.

Item 6:   Selected Financial Data.                Page 24 of Annual Report to
                                                  Shareholders for the year
                                                  ended December 31, 1999.

Item 7:   Management's Discussion                 Pages 22 through 27 of Annual
          and Analysis of Financial               Report to Shareholders for
          Condition and Results of                the year ended December 31,
          Operations.                             1999.

Item 7A:  Quantitative and Qualitative            Pages 25 through 27 of Annual
          Disclosures about Market Risk           Report to Shareholders for
                                                  the year ended December 31,
                                                  1999.

Item 8:   Financial Statements and                Pages 28 through 43 of Annual
          Supplementary Data.                     Report to Shareholders for the
                                                  year ended December 31, 1999.



Part IV

Index to Exhibits                                  Page 19

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

     The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance affiliates, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a career general agency sales force and these products generate 42% of consolidated insur-ance revenues. Variable universal life and annuities totaled 57% of new statutory premiums in 1999. The group products, largely life, disability and administrative services only, are sold through the general agency sales force and appointed group agents. Group revenues account for 20% of insurance revenues. Sunset markets interest sensitive and traditional products to individuals through a personal pro-ducing general agency system. Sunset operates in 34 states and is in the process of filing for admission to operate in most of the remaining states. This segment provides 10% of revenues. The Old American segment markets whole life final expense products to seniors through a general agency sales force. Old American operates in 46 states and accounts for 28% of consolidated insurance revenues.

     Old American's administrative operations are merged into KCL's home office and its administrative and accounting systems. Sunset's administrative operations were merged into KCL's home office during 1999. Increased efficiencies and expense savings should be realized in 2000 and subsequent years.

     KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal govern-ment generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

     KCL and its subsidiaries have 648 full time employees located in the home office.

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


Item 3.  LEGAL PROCEEDINGS

     In recent years, the life insurance industry, including the Company, has been subject to an increase in litigation, pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company believes that the actions described below are part of this trend. The Company denies all allegations of wrongdoing in these lawsuits, and has been defending them vigorously.

     Adams, et al, v. Kansas City Life Insurance Company; United States District Court for the Western District of Missouri; Case No. 98-1053-CV-W-9. This liti-gation was originally brought by three Company policyholders in the Middle District of Florida in December, 1997, but was subsequently transferred to the Western District of Missouri. The policyholders allege the Company marketed the life insurance policies as policies that would pay for themselves after a certain period of time, i.e., that the premiums would "vanish" and/or that the policies were inappropriately marketed as "retirement plans". According to the policy-holders, the policies would not pay for themselves, but, rather, require additional premium payments each year to remain in effect. Plaintiffs charge the Company with fraudulent concealment, fraudulent inducement, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing, negligent supervision, negligent misrepresentation, and seek unspecified compensatory and punitive damages, declaratory and injunctive relief, reaffirma-tion of the party's contract, and imposition of a constructive trust. Plaintiffs' petition seeks to certify a class comprised of all persons and/or entities who have or had an ownership interest in one or more permanent life insurance policies issued from January 1, 1985 to the present. The trial court has granted the Company's motion to dismiss counts alleging fraud/fraudulent concealment and deceit, and negligent misreprepresentation, but denied the motion in all other respects. Discovery has been completed on the issue of class certification and a class certification hearing was held February 16-17, 2000, but no decision has been issued. Management denies the allegations of the complaint including the existence of a certifiable class and intends to defend this case vigorously.

     Stewart, et al, v. Security Benefit Life Insurance Company and Bank Market Service, Inc.; Filed in November, 1998 in the Tenth Judicial District Court of Kansas, Johnson County, Kansas; Case No. 98-C04036. The Company is defending this case pursuant to the terms of a coinsurance agreement with Security Benefit Life (SBL). This litigation was filed by four SBL policyholders who allege SBL (through its agent, Bank Market Service, Inc.) sold the policies as retirement plans when, in fact, the policies are for life insurance and have only a minimal cash value. The plaintiffs seek to rescind their insurance contracts with SBL and recover monetary damages in an amount of alleged benefits that "true" retirement plans would have provided. Plaintiffs seek to certify a class comprised of "all persons who have an ownership interest (or had at the time the policy terminated) in one or more life insurance policies marketed as retirement plans by defendants between 1977 and the present." Previously, the trial court granted in part the Company's motion for summary judgment dismissing all fraud and fiduciary claims and leaving only a claim for breach of contract to be litigated. Following a hearing on class certification that was held on March 20-21, 2000, in a bench ruling the trial court denied plaintiffs motion for class certification. Management intends to continue to defend this matter vigorously and denies the allegations including the existence of a certifiable class.

     Wilner v. Sunset Life Insurance Company, Dean Delevie, et al; California Superior Court; Case No. SC051573. The original complaint was filed on March 9, 1998 in Los Angeles Superior Court. In her first complaint, plaintiff sued Sunset Life Insurance Company (Sunset), a subsidiary, and one of its agents for unspecified compensatory and punitive damages alleging various forms of deceit, breach of fiduciary duty, and negligence in connection with the sale of a universal life insurance policy as a replacement for an existing policy. Sub-sequently, the plaintiff amended her complaint to seek class action status and to add a claim under California's Business and Professions Code 17200 which authorizes individual plaintiffs to sue on behalf of the public to remedy specific delineated alleged unfair business practices, and to seek declaratory and injunctive relief. Sunset obtained a dismissal of the breach of fiduciary duty claim and the class action allegations, but the trial court refused to dismiss the 17200 allegations. All parties appealed and the court of appeals refused to overrule the trial court's failure to dismiss the 17200 claims and remanded the case for further discovery and proof regarding the class action allegations in the complaint. Sunset denies the allegations and management believes that this case does not fit the requirements for either class treatment and/or litigation under 17200 and intends to defend this matter vigorously.

     Wright, etc., v. Sunset Life Insurance Company; Circuit Court of Clarke County, Alabama; Case No. CV98-0220-M. Originally filed in June, 1998, plaintiff alleged that Sunset is liable for breach of contract and unjust enrichment, and seeks unspecified compensatory damages. Plaintiff alleges the Company breached her universal life contract when it sent her a letter advising that her universal life policy was being underfunded and she needed to pay additional premiums in order to maintain the current level of death benefit. In addition, plaintiff alleged a putative class action in which she seeks to represent herself and others similarly situated nationwide. Sunset's initial motion to dismiss was overruled by the trial court. Subsequently, plaintiff surrendered her policy and plaintiff's attorneys dismissed her as a plaintiff and filed an amended complaint substituting plaintiff's husband, beneficiary of the policy, as plaintiff. Sunset has filed a motion to strike or dismiss the plaintiff's amended complaint. Plaintiff has not filed a motion seeking class certification, nor has there been a class certification hearing and none is scheduled at this time. The policy in issue was not sold in the State of Alabama, nor has Sunset applied for authority to conduct business in Alabama. Sunset denies that the Alabama court has jurisdiction over this matter, and further denies the allegations in the complaint including the existence of a certifiable class and intends to defend this case vigorously.

     In addition to the above, the Company and certain of its subsidiaries are defendants in litigation seeking punitive damages. Some of these lawsuits are in jurisdictions where juries sometime award punitive damages grossly dispro-portionate to the actual damages.

     Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, management believes that the relief ultimately granted to plaintiffs in these lawsuits, if any, would have no material effect on the Company's business, results of opera-tions and financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.


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


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                                          PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information, as of December 31, 1999, is provided with respect to each Director:

                                   Term as
                                   Director                            Served as
                                   Expires       Other Positions       Director
   Name of Director         Age    in April      with the Company        From

J. R. Bixby (1)(2)(3)        74      2000      Chairman of the Board     1957


R. Philip Bixby              46      2000      President, CEO and Vice   1985
(1)(2)(3)                                      Chairman of the Board

Richard L. Finn              58      2000      Senior Vice President,    1983
(1)(2)(3)                                      Finance

Warren J. Hunzicker, M.D.    79      2000      None                      1989
(3)(6)

Larry Winn, Jr.              80      2000      None                      1985
(2)(3)(4)(5)(6)

Jack D. Hayes (1)            59      2001      Senior Vice President,    1995
                                               Marketing

Michael J. Ross              58      2001      None                      1972
(2)(4)(5)(6)

Elizabeth T. Solberg         60      2001      None                      1997
(6)

W. E. Bixby, III (6)         41      2002      None                      1996

                                   Term as
                                   Director                            Served as
                                   Expires       Other Positions       Director
   Name of Director         Age    in April      with the Company        From

Webb R. Gilmore              55      2002      None                      1990
(2)(4)(5)(6)

Nancy Bixby Hudson (6)       47      2002      None                      1996

Daryl D. Jensen (6)          60      2002      None                      1978

C. John Malacarne            58      2002      Vice President,           1991
(1)(2)                                         General Counsel
                                               and Secretary

     W. E. Bixby served as a Director from 1966 until his death on September 27, 1999. Francis P. Lemery served as a Director from 1985 until he retired on November 30, 1999.

(1) See below with respect to the business experience of executive officers of the Company.

(2)  Member of Executive Committee.

(3) Subject to the approval of the shareholders at the annual meeting of share-holders to be held on April 20, 2000, will be elected for a three year term ending in 2003.

(4)  Member of Audit Committee.

(5)  Member of Compensation Committee.

(6) W. E. Bixby, III was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a sub-sidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen served as President of Sunset Life Insurance Company of America, a subsidiary of Registrant, from 1973 until his retirement in 1999. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

J. R. Bixby, 74            Chairman since 1972; President from 1964 until he
Chairman of the Board      retired in April, 1990.  Responsible for overall
                           corporate policy.  Chairman of the Board of Sunset
                           Life and Old American, subsidiaries.

W. E. Bixby, 66            Vice Chairman of the Board since 1974; elected
                           Executive Vice President in January, 1987;
                           President and CEO from 1990 until he retired in April, 1998. Chairman of the Board of Sunset Life and Old American, subsidiaries, until his death on September 27, 1999.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

R. Philip Bixby, 46        Elected Assistant Secretary in 1979; Assistant Vice
President, CEO and Vice    President in 1982; Vice President in 1984; Senior
Chairman of the Board      Vice President, Operations in 1990; Executive Vice
                           President in 1996; President and CEO in April, 1998;
                           and Vice Chairman of the Board in January, 2000.
                           Director and President of Sunset Life and Director of Old American, subsidiaries.

Richard L. Finn, 58        Elected Vice President in 1976; Financial Vice Presi-
Senior Vice President,     dent in 1983; and to present position in 1984.  Chief
Finance                    financial officer and responsible for investment of
                           the Company's funds, accounting and taxes. Director and Treasurer of Sunset Life and Director, Vice
                           President and Chief Financial Officer and Assistant
                           Treasurer of Old American, subsidiaries.

Jack D. Hayes, 59          Elected Senior Vice President, Marketing in February,
Senior Vice President,     1994.  Responsible for Marketing, Marketing Adminis-
Marketing                  tration, Communications and Public Relations.  Served
                           as Executive Vice President and Chief Marketing
                           Officer of Fidelity Union Life, Dallas, Texas, from
                           June, 1981 to January, 1994.

Francis  P. Lemery, 60     Elected Vice President in 1979; Vice President and
Senior Vice President      Actuary in 1980; and to present position in 1984.
and Actuary                Responsible for Group Insurance Department, Actuarial
                           Services, State Compliance, New Business and Under-writing. Director of Sunset Life and Old American, subsidiaries. Retired November 30, 1999.

Mark A. Milton, 41         Elected Assistant Actuary in 1984; Assistant Vice
Vice President             President/Associate Actuary in 1987; Vice President/
and Actuary                Associate Actuary in 1989; and to present position
                           in January, 2000. Responsible for Actuarial Services and State Compliance. Director, Vice President and
                           Actuary of Sunset Life, a subsidiary.

Michael P. Horton, 57      Elected Director, Group Life/Sales in 1977; Assistant
Vice President, Group      Vice President, Group in 1981; and to present
                           position in 1984. Responsible for group sales and products.

Robert C. Miller, 53       Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,     Vice President and Auditor in 1987; and to present
Administrative Services    position in 1991.  Responsible for Human Resources
                           and Home Office building and maintenance.

Charles R. Duffy, Jr., 52  Elected Vice President, Computer Information Services
Senior Vice President,     in 1989; Vice President, Insurance Administration in
Operations                 1992; and to present position in 1996.  Responsible
                           for the Company's Computer Operations, Customer
                           Services, Claims, Premium Collection, Agency Adminis-tration, New Business and Underwriting. Director of
                           Sunset Life and Old American, subsidiaries.

John K. Koetting, 54       Elected Assistant Controller in 1975; and to present
Vice President and         position in 1980.  Chief accounting officer
Controller                 responsible for all corporate accounting reports.
                           Director of Old American, a subsidiary.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

C. John Malacarne, 58      Elected Associate General Counsel in 1976; General
Vice President, General    Counsel in 1980; Vice President and General Counsel
Counsel and Secretary      in 1981; and to present position in 1991.
                           Responsible for Legal Department, Office of the
                           Secretary, Stock Transfer Department and Market
                           Compliance. Director and Secretary of Sunset Life and Old American, subsidiaries.

     (d) J. R. Bixby, Chairman of the Board, and W. E. Bixby, Vice Chairman of the Board, were brothers. Nancy Bixby Hudson is the daughter of J. R. Bixby; R. Philip Bixby and W. E. Bixby, III are the sons of W. E. Bixby.

     (e) See Business Experience During Past 5 Years above.

     (f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

         (a)  Compensation

     The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 1999 for the fiscal years ending December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                   Long Term    Other     All
                           Annual Compensation     Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
      Name and                   Salary    Bonus  tion Payouts  sation   sation
 Principal Position      Year      $         $           $           $        $
R. P. Bixby, Presi-      1999    405,180   41,931         0      7,000    26,853
dent, CEO and Vice       1998    348,692   77,971         0      7,000    22,857
Chairman of the Board,   1997    284,700      400   132,660      4,750    29,820
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.

R. L. Finn, Senior       1999    231,720   22,680         0      7,000    17,650
Vice President,          1998    221,712   33,748         0      7,000    17,842
Finance and Director,    1997    212,160      400   151,560      7,000    25,540
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.            _______________________________________________________

F. P. Lemery, Senior     1999    212,410   12,258         0      7,000    18,206
Vice President and       1998    221,712   33,748         0      7,000    17,842
Actuary and Director,    1997    212,160      400   151,560      7,000    25,540
Kansas City Life;
Director of Sunset
Life and Old American,
subsidiaries.  Retired
November 30, 1999.
                                                   Long Term    Other     All
                           Annual Compensation     Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
      Name and                   Salary    Bonus  tion Payouts  sation   sation
Principal Position       Year      $         $           $           $        $

J. D. Hayes, Senior      1999    201,300   39,973         0      4,000    15,275
Vice President, Mar-     1998    192,624   71,211         0      4,000    15,621
keting, and Director,    1997    184,320      400   132,930      4,000    22,309
Kansas City Life.

D. D. Jensen, Direc-     1999    193,418   35,088         0      6,000    16,533
tor, Kansas City Life;   1998    201,900      400         0      6,000    16,207
Vice Chairman of the     1997    193,200   18,097   138,000      6,000    23,217
Board, President and
Manager of Western
Operations, Sunset Life
a subsidiary.  Retired
as an officer of Sunset
Life November 30, 1999.  _______________________________________________________

C. R. Duffy, Jr.,        1999    188,760   18,349         0      3,000    12,483
Senior Vice President,   1998    175,572   31,400         0          0    12,699
Operations, Kansas City  1997    163,320      160         0          0    11,956
Life; Director of Sunset
Life and Old American,
subsidiaries.            _______________________________________________________

C. J. Malacarne, Vice    1999    193,980   20,403         0      7,000    14,718
President, General       1998    185,592   23,244         0      7,000    14,861
Counsel and Secretary    1997    177,600      400   126,855      7,000    21,306
and Director, Kansas
City Life; Director
and Secretary of Sunset
Life and Old American,
subsidiaries.            _______________________________________________________


ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

     The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 15% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 1999 for the accounts of the named individuals are as follows: R. P. Bixby, $9,210; R. L. Finn, $9,219; F. P. Lemery, $9,219;
J. D. Hayes,  $9,193;  D. D.  Jensen,  $9,198;  C. R. Duffy,  Jr.,$9,199;  C. J.
Malacarne, $9,199.

     The Company has adopted a nonqualified deferred compensation plan for approximately 43 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 15% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 1999 for the accounts of the named indi-viduals are as follows: R. P. Bixby, $15,101; R. L. Finn, $4,684; F. P. Lemery, $3,525; J. D. Hayes, $2,885; D. D. Jensen, $2,407; C. R. Duffy, Jr.,
$2,126; C. J. Malacarne, $2,440.

The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 1999 are as follows: R.
P. Bixby, $2,542; R. L. Finn, $3,747; F. P. Lemery, $5,462; J. D. Hayes, $3,197;
D. D. Jensen, $4,928; C. R. Duffy, Jr., $1,158; C. J. Malacarne, $3,079.

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

                                   PENSION PLAN TABLE

Compensation                        Years of Service                        SS**

                      10           20           30           40

  $ 75,000         $ 18,750     $ 37,500     $ 51,743*    $ 51,753*      $16,495
   100,000           25,000       50,000       70,000       71,753*       16,495
   125,000           31,250       62,500       87,500       91,753*       16,495
   150,000           37,500       75,000      105,000      111,753*       16,495
   200,000           50,000      100,000      140,000      151,753*       16,495
   250,000           62,500      125,000      175,000      191,753*       16,495
   300,000           75,000      150,000      210,000      231,753*       16,495
   350,000           87,500      175,000      245,000      271,753*       16,495
   400,000          100,000      200,000      280,000      311,753*       16,495
   450,000          112,500      225,000      315,000      351,753*       16,495
   500,000          125,000      250,000      350,000      391,753*       16,495

  *Maximum pension based on an estimate of Social Security.
 **Estimated annual Social Security benefit at age 65.

     A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 1999, were: R. P. Bixby, 22 years; R. L. Finn, 26 years; J. D. Hayes, 6 years; C. R. Duffy, Jr., 10 years; C. J. Malacarne, 33 years.

     The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 1999 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $170,058; R. L. Finn, $131,209; J. D. Hayes, $20,609; C. R. Duffy, Jr., $30,196; C. J.
Malacarne,  $128,788. At their retirement on November 30, 1999, F. P. Lemery and
D. D. Jensen elected a lump sum distribution and are not entitled to any other benefits under the plan.

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

     (g) Compensation of Directors

     Outside Directors are paid $4,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. J. R. Bixby, Chairman of the Board, is paid $30,000 quarterly. Outside Directors of Sunset Life, a subsidiary, are paid $1,000 quarterly, inside Directors are paid $500 quarterly. Directors of Old American are paid $250 quarterly. Director fees are included in the Compensation Table.

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

     (j) Additional Information with Respect to Compensation Committee

     The members of the Compensation Committee: Webb R. Gilmore, Michael J. Ross and Larry Winn, Jr.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of February 29, 2000, con-cerning certain beneficial owners of voting securities of the Company's $1.25 par value capital stock ("Common Stock"). The Common Stock is the Company's only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

                   Name and Address                       Percent of Class

         John K. Koetting, Robert C. Miller
         and Anne C. Moberg, Trustees of the
         Kansas City Life Insurance Company
         Savings and Profit Sharing Plan and
         the Kansas City Life Employee Stock Plan
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(1)

                  817,591 Shares                                 6.8

         WEB Interests, Ltd.
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(2)

                   2,358,340 Shares                             19.6

         Angeline I. O'Connor
         12501 Granada Lane
         Leawood, KS 66209

         Amount and Nature of Ownership(2)(3)

                   3,068,028 Shares                             25.5

         JRB Interests, Ltd.
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(4)

                   2,966,312 Shares                             24.7

         Margie Morris Bixby
         3530 Pennsylvania
         Kansas City, MO 64111

         Amount and Nature of Ownership(4)(5)

                   2,968,112 Shares                             24.7

         Lee M. Vogel
         4701 NW 59th Court
         Kansas City, MO 64151

         Amount and Nature of Ownership(4)(6)

                   2,973,410 Shares                             24.7

(1) Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

(2) The WEB Interests, Ltd., a Texas limited partnership (the "WEB Partnership") shares with its general partners and co-managing partners the power to dis-pose of these shares. The general partners of the WEB Partnership are R. Philip Bixby, W. E. Bixby, III, Angeline I. O'Connor ("Ms. O'Connor") and the co-trustees of the Walter E. Bixby, Jr. Revocable Trust ("WEB Trust"). R. Philip Bixby, W. E. Bixby, III and Ms. O'Connor are the co-managing partners of the WEB Partnership and the co-trustees of the WEB Trust. Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which are equal to such partner's proportionate interest in the WEB Partnership.

(3) Includes 2,358,340 shares for which Ms. O'Connor shares the power of disposition, as a co-managing partner and a general partner of the WEB Partnership. Of these shares, Ms. O'Connor: (i) as a co-trustee of the WEB Trust, shares the power to vote 2,151,562 shares; (ii) as the sole trustee of the Angeline I. O'Connor GST Trust and the Issue Trust for Angeline I. O'Connor, which trusts are limited partners of the WEB Partnership, has the power to vote 61,362 shares; and (iii) as a general partner of the WEB Partnership, has the sole power to vote 217 shares. Also includes: (i) 356,000 shares for which Ms. O'Connor, as a co-trustee with R. Philip Bixby and W. E. Bixby, III of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (ii) 353,688 shares which Ms. O'Connor owns directly and has the sole power to vote and the sole power of disposition.

(4) The JRB Interests, Ltd., a Texas limited partnership (the "JRB Partnership"), shares with its general partners and its managing partner,
     J. R. Bixby, the power to dispose,or direct the disposition of these shares. The general partners of the JRB Partnership are the trustees of the Joseph R. Bixby Revocable Trust (the "JRB Trust"), the trustee of the Margie Morris Bixby Revocable Trust (the "MMB Trust"), Nancy Bixby Hudson and Lee M. Vogel ("Mr. Vogel"). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which are equal to such partner's proportionate interest in the JRB Partnership.

(5) Includes 2,966,312 shares for which Margie Morris Bixby ("MM Bixby"), as trustee of the MMB Trust, a general partner and limited partner of the JRB Partnership, shares the power of disposition. Of these shares, MM Bixby:
     (i) as sole trustee of MMB Trust, a general partner and a limited partner of the JRB Partnership,has the sole power to vote 27,474 shares; and (ii) as a limited partner of the JRB Partnership, has sole power to vote 322 shares. Also includes 1,800 shares for which MM Bixby, as a joint tenant with right of survivorship with Mr. Vogel, shares the power to vote and the power of disposition.

(6) Includes 2,966,312 shares for which Lee M. Vogel, as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr.
     Vogel: (i) as a general partner of the JRB Partnership, has the sole power to vote 272 shares; and (ii) as a co-trustee with Richard L. Finn and C. John Malacarne of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 89,877 shares. Also includes:
     (i) 1,800 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; and (ii) 5,298 shares which Mr. Vogel owns directly and has the sole power to vote and the sole power of disposition.

               (b) Security Ownership of Management

          As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

          The following persons are currently Directors whose terms expire on April 20, 2000. They are also nominees of management for election to three year terms at the annual meeting to be held April 20, 2000:

                                                Served      Shares of
                                                 as a       Record and
     Name and                Principal         Director    Beneficially Percent
     Address                 Occupation         Since         Owned     of Class

J. R. Bixby               Chairman of the        1957     2,966,312(1)      24.7
3520 Broadway             Board
Kansas City, MO

R. Philip Bixby           President, CEO         1985     2,358,340(2)(3)   25.7
3520 Broadway             and Vice Chairman                  14,387(4)
Kansas City, MO           of the Board                      356,000(5)
                                                            363,782(6)

Richard L. Finn           Senior Vice Presi-     1983            24          2.0
3520 Broadway             dent, Finance                      14,388(4)
Kansas City, MO                                             245,454(7)

Warren J. Hunzicker, M.D. Director               1989           300           *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.           Retired Represent-     1985           332           *
8420 Roe Ave.             ative, U.S. Congress
Prairie Village, KS

The following Directors were elected April 23, 1998 for a three year term:

Jack D. Hayes             Senior Vice Presi-     1995           500           *
3520 Broadway             dent, Marketing                     1,602(4)
Kansas City, MO

Michael J. Ross           Chairman of the        1972           600           *
12826 Dubon Lane          Board, Jefferson
St. Louis, MO             Bank and Trust
                          Company,
                          St. Louis, MO

Elizabeth T. Solberg      Regional President     1997           200           *
850 W. 52nd St.            and Senior Partner,
Kansas City, MO           Fleishman-Hillard, Inc.,
                          St. Louis, MO

W. E. Bixby, former Vice Chairman of the Board, served as a Director until his death on September 27, 1999. Francis P. Lemery, former Senior Vice President and Actuary, served as a Director until his retirement November 30, 1999. The Board of Directors have not yet elected replacement Directors to serve the balance of Mr. Bixby's or Mr. Lemery's unexpired terms.

The following Directors were elected April 22, 1999 for a three year term:

W. E. Bixby, III          President, Old         1996     2,358,340(2)(8)   25.6
3520 Broadway             American Insur-                   364,096(9)
Kansas City, MO           ance Company,                       5,496(4)
                          Kansas City, MO                   356,000(5)

Webb R. Gilmore           Chairman, CEO          1990         1,000           *
833 Westover Rd.          and Shareholder,
Kansas City, MO           Gilmore & Bell,
                          Kansas City, MO

Nancy Bixby Hudson        Investor               1996     2,966,312(10)     27.4
425 Baldwin Creek Rd.                                       331,566(11)
Lander, WY

                                                Served      Shares of
                                                 as a       Record and
     Name and                Principal         Director    Beneficially Percent
     Address                 Occupation         Since         Owned     of Class

Daryl D. Jensen           Vice Chairman of       1978           939           *
2143 Old Port Dr.         the Board, Sunset
Olympia, WA               Life Insurance
                          Company of America,
                          Kansas City, MO

C. John Malacarne         Vice President,        1991            20          2.0
3520 Broadway             General Counsel                    13,172(4)
Kansas City, MO           and Secretary                     245,454(7)

All Directors, executive officers
and their spouses (also includes all
shares held by trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                          8,318,348         69.2

     *Less than 1%.

(1) J. R. Bixby, as sole managing partner of the JRB Partnership, shares the power of disposition of these shares with the JRB Partnership and the general partners of the JRB Partnership. He has the sole power to vote (i) 2,692,194 of these shares, as sole trustee of the JRB Revocable Trust, a general partner and a limited partner of the JRB Partnership, and (ii) 322 of these shares, as a limited partner of the JRB Partnership.

(2) As co-managing partners and general partners of the WEB Partnership, W. E. Bixby, III and R. Philip Bixby, along with Ms. O'Connor and the WEB Part-nership, share the power to dispose of these shares. As co-trustees of the WEB Trust, W. E. Bixby, III and R. Philip Bixby, along with Ms. O'Connor, share the power to vote 2,151,562 of these shares.

(3) Includes (i) 518 shares for which R. Philip Bixby, as a general partner and a limited partner of the WEB Partnership, has the sole power to vote; and
     (ii) 61,362 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the sole power to vote.

(4) Approximate beneficial interest in shares held by the trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.

(5) These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, W. E. Bixby, III and Angeline I. O'Connor are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict transferring shares.

(6) Includes (i) 346,234 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (ii) 17,548 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(7) Richard L. Finn and C. John Malacarne share the power to vote: (i) 155,577 shares with Ms. Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (ii) 89,877 shares with Mr. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership.

(8) Includes (i) 217 shares for which W. E. Bixby, III, as a general partner of the WEB Partnership, has the sole power to vote; and (ii) 61,362 shares for which W. E. Bixby, III, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the sole power to vote.

(9) Includes (i) 351,420 shares which W. E. Bixby, III owns directly and has the sole power to vote and the sole power of disposition; and (ii) 12,676 shares for which W. E. Bixby, III, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(10) Ms. Hudson, as a general partner of the JRB Partnership, shares the power of disposition of these shares with the JRB Partnership, the managing partner and other general partners of the JRB Partnership. Ms. Hudson, as a general partner of the JRB Partnership, also has sole power to vote 272 of these shares and shares the power to vote 155,577 of these shares with Richard L. Finn and C. John Malacarne as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership.

(11) Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                                           PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

     The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1999 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . .   28
   Consolidated Balance Sheet -
      December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . .   29
   Consolidated Statement of Stockholders' Equity -
      Years ended December 31, 1999, 1998 and 1997 . . . . . . . . .   30
   Consolidated Statement of Cash Flows -
      Years ended December 31, 1999, 1998 and 1997 . . . . . . . . .   31
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 32-42
   Report of Independent Auditors  . . . . . . . . . . . . . . . . .   43

         (a)(2)  Supplementary Data and Financial Statement Schedules

         Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 1999  . . . . . . . . .   21
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 1999, 1998 and 1997 . . . . . . 22-24
   III - Supplementary Insurance Information, Years ended
            December 31, 1999, 1998 and 1997 . . . . . . . . . . . .   25
   IV  - Reinsurance Information, Years ended
            December 31, 1999, 1998 and 1997 . . . . . . . . . . . .   26
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 1999, 1998 and 1997 . . . . . . . . . . . .   27

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)  Reports on Form 8-K

              None.

         (c)  Exhibits

           Exhibit
           Number:                           Basic Documents:

          3(a) Articles  of  Incorporation  (as  Restated in 1986 and Amended in
               1999). [Filed as Exhibit 3(a) to the Company's 10-Q Report for the quarter ended September 30, 1999 and incor- porated herein by reference]

          3(b) Bylaws as Amended October 26, 1986. [Filed as Exhibit 3(b) to the
               Company's 10-K Report for 1986 and incorporated herein by reference]

          4(a) Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the
               Company's 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]

          10(a)Seventh Amendment,  Kansas City Life Deferred  Compensation Plan.
               [Filed as Exhibit 10(a) to the Company's 10-K Report for 1998 and incorporated herein by reference]

          10(b)Twenty-third  Amendment,   Kansas  City  Life  Insurance  Company
               Savings and Profit Sharing Plan.

          10(c)Eleventh Amendment, Kansas City Life Employee Stock Plan.

          10(d)Second Amendment, Kansas City Life Excess Benefit Plan.

          13   Annual  Report to  Shareholders  for the year ended  December 31,
               1999.

          21   Subsidiaries.

          23(a)Consent of Independent Auditors.

          23(b)Consent of Independent Auditors.

          27   Financial Data Schedule.

          99(a)Form 11-K for the Kansas City Life Insurance  Company Savings and
               Profit Sharing Plan for the year 1999 and filed as a part hereof and incorporated herein by reference.

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



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 28, 2000





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ R. Philip Bixby                      By: /s/ Richard L. Finn
    R. Philip Bixby                              Richard L. Finn
    Director; President, Chief                   Director; Senior Vice
    Executive Officer and Vice                   President, Finance
    Chairman of the Board                        (Principal Financial Officer)
    (Principal Executive Officer)            Date: March 28, 2000
Date: March 28, 2000



By: /s/ J. R. Bixby                          By: /s/ C. John Malacarne
    J. R. Bixby                                  C. John Malacarne
    Director; Chairman of                        Director; Vice President,
    the Board                                    General Counsel and Secretary
Date: March 28, 2000                           Date: March 28, 2000



By: /s/ W. E. Bixby, III                     By: /s/ Daryl D. Jensen
    W. E. Bixby, III                             Daryl D. Jensen
    Director                                     Director
Date: March 28, 2000                           Date: March 28, 2000



By: /s/ Jack D. Hayes                        By: /s/ Warren J. Hunzicker, M.D.
    Jack D. Hayes                                Warren J. Hunzicker, M.D.
    Director; Senior Vice                        Director
    President, Marketing                     Date: March 28, 2000
Date: March 28, 2000

                                                            Schedule I




                       KANSAS CITY LIFE INSURANCE COMPANY
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 1999



                                                                      Amount at
                                                                     Which Shown
                                                             Fair    in Balance
           Type of Investment                   Cost         Value      Sheet

                                                         (in thousands)

Fixed maturity securities,
available for sale:
  Bonds:
    United States government and government
      agencies and authorities               $   47,264       46,827     46,827
    Mortgage-backed securities                  299,933      301,975    301,975
    States, municipalities and political
      subdivisions                               24,482       24,047     24,047
    Public utilities                            270,618      261,458    261,458
    All other bonds                           1,436,296    1,364,043  1,364,043
  Redeemable preferred stocks                       865          865        865
    Total                                     2,079,458    1,999,215  1,999,215

Equity securities, available for sale:
  Common stocks                                  47,580       47,441     47,441
  Perpetual preferred stocks                     74,791       68,527     68,527
    Total                                       122,371      115,968    115,968

Fixed maturity securities,
held to maturity:
  Bonds:
    United States government and government
      agencies and authorities                    4,528        4,585      4,528
    States, municipalities and political
      subdivisions                                1,548        1,602      1,548
    Public utilities                             18,101       18,799     18,101
    All other bonds                              83,429       82,584     83,429
      Total                                     107,606      107,570    107,606

Mortgage loans on real estate, net              340,704                 340,704
Real estate, net                                 42,011                  42,011
Real estate joint ventures                       37,336                  37,336
Policy loans                                    118,521                 118,521
Short-term                                       19,380                  19,380
    Total investments                        $2,867,387               2,780,741


                                                            Schedule II




                       KANSAS CITY LIFE INSURANCE COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET



                                                                 December 31

                                                            1999         1998

                                                                (in thousands)

Assets
Investments:
  Fixed maturity securities:
    Available for sale, at fair value                     $1,516,472  1,614,849
    Held to maturity, at amortized cost                       64,608     68,354
  Equity securities available for sale, at fair value:
    Investments in affiliates                                227,007    237,340
    Other                                                     89,376     72,314
  Mortgage loans on real estate, net                         262,380    254,987
  Real estate, net                                            41,390     43,227
  Real estate joint ventures                                  29,169     30,758
  Policy loans                                                97,386    101,620
  Short-term                                                  12,956     36,235
Total investments                                          2,340,744  2,459,684

Deferred acquisition costs                                   116,696    102,850
Value of purchased insurance in force                         63,429     68,557
Cash                                                          18,537     10,138
Deferred income tax asset                                     14,717          -
Other                                                        108,889     95,658
Separate account assets                                      259,899    143,008

    Total assets                                          $2,922,911  2,879,895

Liabilities and stockholders' equity
Future policy benefits                                    $  541,126    539,767
Accumulated contract values                                1,355,404  1,397,507
Other                                                        272,677    221,680
Separate account liabilities                                 259,899    143,008
    Total liabilities                                      2,429,106  2,301,962

Stockholders' equity:
  Common stock                                                23,121     23,121
  Paid in capital                                             18,498     17,633
  Accumulated other comprehensive income (loss)              (59,095)    45,466
  Retained earnings including $136,800,000 undis-
    tributed earnings of affiliates ($122,535,000 - 1998)    614,278    581,074
  Less treasury stock, at cost                              (102,997)   (89,361)
    Total stockholders' equity                               493,805    577,933

    Total liabilities and stockholders' equity            $2,922,911  2,879,895



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.


                                                            Schedule II
                                                            (continued)




                       KANSAS CITY LIFE INSURANCE COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                INCOME STATEMENT



                                                     Years ended December 31

                                              1999          1998          1997

                                                          (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 30,684        31,899        28,145
    Accident and health                      40,524        37,963        39,435
    Contract charges                         82,065        82,273        68,431
   Investment revenues:
     Investment income, net                 153,348       151,401       147,776
     Dividends from affiliates                    0           100           150
     Realized investment gains, net           1,208         9,198        13,175
Other                                         9,690        10,359         5,786
  Total revenues                            317,519       323,193       302,898
Benefits and expenses
Policy benefits:
  Death benefits                             60,372        58,929        51,762
  Surrenders of life insurance               10,177        14,589        11,280
  Other benefits                             65,838        64,404        62,997
  Increase in benefit and contract reserves  60,753        58,118        56,126
Amortization of deferred policy
  acquisition costs                          12,443        16,861        15,138
Insurance operating expenses                 73,551        70,443        66,376
Management fees from affiliates              (8,940)       (5,923)       (6,291)
  Total benefits and expenses               274,194       277,421       257,388

Income before federal income taxes and
  equity in undistributed net income
  of affiliates                              43,325        45,772        45,510

Federal income taxes                         12,545        12,538        12,602

Income before equity in undistributed
  net income of affiliates                   30,780        33,234        32,908

Equity in undistributed net income
  of affiliates                              14,265        15,278        11,953

Net income                                 $ 45,045        48,512        44,861



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)





                       KANSAS CITY LIFE INSURANCE COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS



                                                     Years ended December 31

                                             1999          1998          1997

                                                          (in thousands)

Net cash from operating activities         $ 38,924        40,286        14,081

Investing activities
  Investments called, matured or repaid     145,574       218,805       215,239
  Decrease (increase) in short-term
    investments, net                         23,279         9,968       (35,291)
  Investments sold                          382,401       364,541       492,920
  Investments purchased or originated      (576,854)     (620,514)     (840,802)
  Other                                       4,346         3,403         3,685
  Acquisitions and dispositions of insur-
    ance blocks - net cash received (paid)   (5,162)      (13,250)      213,092
  Net cash from (used in)
    investing activities                    (26,416)      (37,047)       48,843

Financing activities
  Proceeds from borrowings                   89,950             -       245,050
  Repayment of borrowings                   (25,950)            -      (245,050)
  Policyowner contract deposits             105,018       126,743       119,639
  Withdrawals of policyowner
    contract deposits                      (148,515)     (154,172)     (127,341)
  Cash dividends to stockholders            (11,841)      (11,153)      (10,894)
  Other                                     (12,771)          962           278

  Net cash used in financing activities      (4,109)      (37,620)      (18,318)

Increase (decrease) in cash                   8,399       (34,381)       44,606
Cash at beginning of year                    10,138        44,519           (87)

  Cash at end of year                      $ 18,537        10,138        44,519



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

                                                            Schedule III


                       KANSAS CITY LIFE INSURANCE COMPANY
                       SUPPLEMENTARY INSURANCE INFORMATION


                                       Future Policy
                        Deferred     Benefits, Contract                  Other
                       Acquisition   Values and Claim    Unearned Policyholders'
                         Costs          Liabilities      Premiums       Funds
                                               (in thousands)

December 31, 1999:
KCL - Individual        $116,696          1,902,425           505      133,458
KCL - Group                    -             16,094            54            -
Sunset                    49,606            380,615           124       10,611
Old American              70,068            253,849           405        7,468
  Total                 $236,370          2,552,983         1,088      151,537

December 31, 1998:
KCL - Individual        $102,850          1,939,018           330      120,781
KCL - Group                    -             19,070            55            -
Sunset                    47,240            380,134            17       10,966
Old American              68,867            249,729           413        5,197
  Total                 $218,957          2,587,951           815      136,944

December 31, 1997:
KCL - Individual        $ 95,638          1,970,235           306      114,504
KCL - Group                    -             20,685            91            -
Sunset                    47,044            373,228            31       11,117
Old American              67,144            232,292           520        4,348
  Total                 $209,826          2,596,440           948      129,969


                                          Insurance      Accident and
                         Policy           Operating     Health Written
                        Benefits          Expenses@        Premiums
                                        (in thousands)

1999:                                                               @Allocations
KCL - Individual        $162,336             47,828            362  of Insurance
KCL - Group               34,804             20,872         41,411  Operating
Sunset                    30,242             10,867             27  Expenses are
Old American              53,790             18,351          2,085  based on a
  Total                 $281,172             97,918         43,885  number of
                                                                    assumptions
1998:                                                               and esti-
KCL - Individual        $161,236             47,517            385  mates, and
KCL - Group               34,801             20,289         38,820  the results
Sunset                    29,255             10,290             28  would change
Old American              58,048             17,372          4,354  if different
  Total                 $283,340             95,468         43,587  methods were
                                                                    applied.
1997:
KCL - Individual        $145,561             43,794            402
KCL - Group               36,603             19,065         40,065
Sunset                    29,756             10,896             31
Old American              61,258             16,994          5,419
  Total                 $273,178             90,749         45,917


All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.


                                                                     Schedule IV


                       KANSAS CITY LIFE INSURANCE COMPANY
                             REINSURANCE INFORMATION


                      Life Insurance Premiums       Accident and Health Premiums
                       1999      1998      1997         1999     1998     1997
                                               (in thousands)
Direct
KCL - Individual    $ 29,725    26,836    25,105          413      440      467
KCL - Group           11,567    12,537    12,974       50,113   46,736   46,710
Sunset                 5,491     5,656     5,049           29       31       34
Old American          81,022    83,555    85,363        6,168    6,815    7,811
  Total             $127,805   128,584   128,491       56,723   54,022   55,022

Ceded
KCL - Individual      (13,811)  (11,967)  (11,528)        (51)     (55)     (62)
KCL - Group            (2,333)   (2,181)   (2,229)     (9,951)  (9,158)  (7,680)
Sunset                 (5,879)   (4,584)   (3,642)         (2)      (3)      (3)
Old American           (7,232)   (8,016)   (8,863)     (4,083)  (2,365)  (2,346)
  Total               (29,255)  (26,748)  (26,262)    (14,087) (11,581) (10,091)

Assumed
KCL - Individual        5,536     6,674     3,822           -        -        -
KCL - Group                 -         -         -           -        -        -
Sunset                      -         -         -           -        -        -
Old American                -         -         -           -        -        -
  Total                 5,536     6,674     3,822           -        -        -
Net                  $104,086   108,510   106,051      42,636   42,441   44,931

% of Assumed to Net         5         6         4           -        -        -

                          Life Insurance in Force
                          1999      1998      1997
                               (in millions)
Direct
KCL - Individual        $ 13,386    12,569    11,768
KCL - Group                3,351     3,823     4,278
Sunset                     5,807     5,768     5,615
Old American               1,072     1,101     1,139
  Total                   23,616    23,261    22,800

Ceded
KCL - Individual          (3,726)   (2,832)   (2,111)
KCL - Group                 (270)     (256)     (295)
Sunset                    (1,371)   (1,274)     (830)
Old American                (116)     (126)     (139)
  Total                   (5,483)   (4,488)   (3,375)

Assumed
KCL - Individual           3,131     3,380     3,796
KCL - Group                    -         -         -
Sunset                         -         -         -
Old American                   -         -         -
  Total                    3,131     3,380     3,796
Net                     $ 21,264    22,153    23,221

% of Assumed to Net           15        15        16


All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.


                                                                      Schedule V





                       KANSAS CITY LIFE INSURANCE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS



                                                  Years ended December 31

                                               1999         1998        1997

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $ 2,877        3,686       5,227
  Deductions                                  (1,358)        (809)     (1,541)
  End of year                                $ 1,519        2,877       3,686


Mortgage loan valuation account
  Beginning of year                          $ 8,500        8,500       8,500
  Deductions                                  (1,500)           -           -
  End of year                                $ 7,000        8,500       8,500


Allowance for uncollectible accounts
  Beginning of year                          $ 1,337        1,209       1,160
  Additions                                      491          449         230
  Deductions                                    (273)        (321)       (181)
  End of year                                $ 1,555        1,337       1,209