Form 10-Q
period 2000-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2000-05-11
CIK 54473

Securities and Exchange Commission
                            Washington, D. C. 20549


                                   Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                      For the Quarter ended March 31, 2000


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

                        Class Outstanding at May 4, 2000
                Common Stock, $1.25 par value 12,063,592 shares
                                     Page 1


                       Kansas City Life Insurance Company
                          Quarter ended March 31, 2000


Part I

     Item 1. Financial Statements Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Kansas City Life's operating earnings per share rose 7 percent over last year to equal $1.06. Although policy benefit ratios worsened slightly, operating expense savings and decreased amortization of deferred policy acquisition costs more than made up the difference. Including realized gains, which were minimal year to year, net income equaled $1.09 per share, a 9 percent increase over last year.

     Net investment income, netted for interest expenses incurred related to investment strategies, was flat in the first quarter, reflecting market performance. Realized gains on investments were minimal in the first quarter for both years. These gains will vary from period to period at management's discretion as the company seeks to maximize its portfolio returns.

     Home office operating expenses decreased 1 percent in the first quarter. The decrease is due to the savings realized from the consolidation of Sunset Life into the parent's home office last year.

     The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided into individual and group operations, and its two insurance affiliates.




                       Kansas City Life Insurance Company
                              Segment Information

                                        Kansas City Life          Sunset        Old
                                      Individual     Group         Life       American       Total
Revenues from external customers:
        First quarter:  2000           $ 28,923     13,890        7,638       18,934        69,385
                        1999             29,574     13,070        7,540       19,054        69,238

Investment revenues:
        First quarter:  2000           $ 38,119        187        8,339        3,997        50,642
                        1999             38,619        282        8,112        3,479        50,492

Operating income:
        First quarter:  2000           $  9,354        377        2,382          690        12,803
                        1999              8,518        462        2,622          639        12,241

Notes:

1.   Intersegment revenues are not material.

2.   The above totals agree to the consolidated financial statements.

3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.



Kansas City Life - Individual

Total new annualized premiums declined 4 percent in the first quarter. Variable universal life sales increased 69 percent and variable annuity sales increased 13 percent. Traditional life sales increased 47 percent over last year. Offsetting these increases, flexible annuities decreased 51 percent and universal life sales declined 16 percent. Variable product sales accounted for 66 percent of total sales for the three months, up from 49 percent last year. On the basis of direct statutory receipts, new sales declined 7 percent from last year. New non-variable universal life sales fell 45 percent compared to last year, while flexible annuities declined 53 percent. New variable sales grew 17 percent and equaled nearly three-fourths of total new sales.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, decreased 2 percent for the segment in the first quarter.

Total benefits declined 5 percent for this segment in the first quarter, reflecting a 1 percent decrease in death benefits and a 34 percent increase in surrenders. Mortality in the first quarter was improved versus last year's first quarter. Total benefits, as a percent of operating revenue, equaled 55 percent in the first quarter, down from 58 percent from last year.

Operating income grew 10 percent in the first quarter and this segment provided 73 percent of consolidated operating income and 42 percent of consolidated insurance revenues.


Kansas City Life - Group

In  the  first  quarter,   the  group  segment  contributed  3  percent  of  the
consolidated operating income, down slightly from 4 percent in 1999 as the overall claims ratio increased slightly from 71 percent to 73 percent.

Group sales, in terms of new annualized premiums, declined 15 percent for the first quarter. However, excluding the stop loss line, which was discontinued late last year, new annualized premiums increased 7 percent. Group sales were lead by the dental line, which grew 27 percent over last year. Partially offsetting this increase were a 54 percent decline in group life sales and a 51 percent decline in group disability sales. Group sales provided 10 percent of consolidated new annualized premiums, down slightly from 11 percent last year.

In total, the group segment provided 20 percent of consolidated insurance revenues in the first quarter, up slightly from 19 percent last year.

Sunset Life

Sunset Life's new annualized premiums declined 60 percent in the first quarter. The impact is still being felt from the shift in senior marketing management and the consolidation of Sunset's operations into the home office. Sunset Life contributed 3 percent of total new annualized premiums during the first quarter, down from 7 percent in 1999.

Total insurance revenues for the first quarter increased 1 percent. Benefits, as a percent of operating revenues, equaled 52 percent, up from 45 percent a year ago. Total benefits increased 19 percent over last year, reflecting less favorable mortality experience. Insurance operating expenses declined 23 percent for the first quarter, reflecting savings associated with the consolidation of Sunset Life operations into the home office.

In total for Sunset Life, operating income declined 9 percent in the quarter. The segment contributed 13 percent of consolidated operating revenues and 19 percent of operating income for the first quarter, compared with 13 percent and 21 percent, respectively, a year ago.


Old American

New annualized premiums declined 1 percent in the first quarter. Old American provided 7 percent of consolidated sales, consistent with the previous year. This segment also provided 27 percent of consolidated insurance revenues for the first quarter, the same as last year.

Total insurance revenues for the first quarter decreased 1 percent. Benefits, as a percent of operating revenues, equaled 65 percent, up from 63 percent a year ago. Total benefits increased 4 percent for the quarter as death benefits increased 5 percent and surrenders rose 16 percent. The segment's operating expenses declined 4 percent in the quarter.

Operating income for this segment increased 8 percent for the first quarter and provided 5 percent of consolidated operating income.

Liquidity and Capital Resources

Statements made in the Company's 1999 Annual Report to Stockholders remain pertinent.

Liquidity is not a concern for the Company. For the first quarter, cash provided from operating activities decreased 12 percent to total $20.3 million. Funds from all sources totaled $239.0 million, a 14 percent increase over last year. At March 31, 2000 the Company had $30.0 million of short-term borrowings, down $39.5 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. At March 31, 2000, separate accounts totaled $292.0 million, an increase of $32.1 million from year end.

Assets totaled $3.6 billion at March 31, 2000, the same as year end. However, excluding unrealized investment gains and losses, assets declined at a 1 percent annualized rate. Consolidated insurance in force totaled $26.8 billion, a 1 percent increase on an annualized basis. Book value per share totaled $41.91, an increase of 10 percent on an annualized basis. However, excluding changes in unrealized investment gains and losses, book value per share equaled $46.21, an 8 percent annualized growth.

During the first quarter, the Company purchased 98,500 shares of its common stock for $3.2 million under the stock repurchase program. The Company may purchase up to one million shares during 2000 under this program.

The Board of Directors declared a quarterly dividend of $.25 per share, a 4 percent increase over last year's dividend of $.24 per share


Market and Interest Rate Risk Analysis

Statements made in the 1999 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate so will the Company's investment portfolio and its stockholders' equity. At March 31, 2000, the Company had an unrealized investment loss of $51.6 million, net of related taxes and deferred policy acquisition costs. This represents a $1.8 million improvement from the $53.4 million unrealized loss reported at year end 1999. This decline is the result of decreased interest rates in the market during the first quarter.

Part II:  Other Information

Item 1:  Legal Proceedings

In a previously reported case, Patricia A. Adams, et al, v. Kansas City Life Insurance Company, United States District Court for the Western District of Missouri, Case No. 98-1053-CV-W-9-6, the trial court, following discovery and a class certification hearing, denied the plaintiffs' amended motion for class certification on April 4, 2000. The plaintiffs, three Company policyowners, alleged numerous complaints concerning the marketing of their policies, including that the Company marketed their policies as policies that would pay for themselves after a certain period of time, i.e., that the premium would "vanish" and/or that the policies were inappropriately marketed as "retirement plans". Management denies the allegations of the complaint, including the existence of a certifiable class, and intends to continue to defend this case vigorously.

Item 4:  Result of Votes of Security Holders

On April 20, 2000, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 12,023,990 shares outstanding and eligible to vote, and 10,179,111 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

Joseph R. Bixby                 -  10,127,529
R. Philip Bixby                 -  10,127,522
Richard L. Finn                 -  10,128,712
Warren J. Hunzicker, M.D.       -  10,118,069
Larry Winn, Jr.                 -  10,117,733

The following Directors continued their term of office after this meeting:

Walter E. Bixby, III
Webb R. Gilmore
Jack D. Hayes
Nancy Bixby Hudson
Daryl D. Jensen
C. John Malacarne
Michael J. Ross
Elizabeth T. Solberg

Item 6.

Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 2000.



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


                       KANSAS CITY LIFE INSURANCE COMPANY



/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance

/s/John K. Koetting
John K. Koetting
Vice President and Controller

/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary


Date:  May 10, 2000


                       Kansas City Life Insurance Company
                          Quarter ended March 31, 2000
                                    EXHIBIT

                        Quarterly Report to Stockholders



Consolidated
Balance Sheet
(in thousands)

                                      March 31     December 31
                                        2000           1999
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,009,232      1,999,215
    Securities held to maturity,
      at amortized cost                   93,777        107,606
  Equity securities available
    for sale, at market                   99,381        115,968
  Mortgage loans                         339,122        340,704
  Policy loans                           117,138        118,521
  Other                                   90,766         98,727
                                   -------------  -------------
                                       2,749,416      2,780,741

Cash                                       9,566         22,355
Deferred acquisition costs               236,344        236,370
Other assets                             324,024        321,919
Separate account assets                  291,960        259,899
                                   -------------  -------------

                                     $ 3,611,310      3,621,284
                                   =============  =============

Liabilities and equity
Future policy benefits               $   828,132        829,556
Accumulated contract values            1,667,647      1,688,706
Notes payable                             30,000         69,500
Current income taxes payable              12,039          7,870
Other liabilities                        278,782        271,948
Separate account liabilities             291,960        259,899
                                   -------------  -------------
  Total liabilities                    3,108,560      3,127,479

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         18,862         18,498
  Accumulated other comprehensive
    income (loss)                        (57,304)       (59,095)
  Retained earnings                      624,382        614,278
  Less treasury stock                   (106,311)      (102,997)
                                   -------------  -------------
                                         502,750        493,805
                                   -------------  -------------

                                     $ 3,611,310      3,621,284
                                   =============  =============

Notes:

* Comprehensive income (loss) equals $14,909,000 and ($12,963,000), for 2000 and 1999, respectively. This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the quarter, 12,034,516 shares (12,406,574 shares -
     1999).

* These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current presentation.



                                  Consolidated
                                Income Statement
                     (in thousands, except per share data)

                                              Quarter ended
                                                 March 31
                                              2000     1999
                                            ---------------------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,633   27,805
    Accident and health                      11,052   10,263
  Contract charges                           28,526   27,233
Investment revenues:
  Investment income, net                     50,642   50,493
  Realized gains                                486      309
Other                                         4,174    3,936
                                            -------  -------
    Total revenues                          120,513  120,039
                                            -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             28,771   27,509
  Surrenders of life insurance                4,471    3,561
  Other benefits                             17,365   16,053
  Increase in benefit and contract reserve   17,717   20,502
Amortization of policy acquisition costs      8,588   10,475
Insurance operating expenses                 24,639   24,347
                                            -------  -------
    Total benefits and expenses             101,551  102,447
                                            -------  -------

Pretax income                                18,962   17,592
                                            -------  -------
Federal income taxes:
  Current                                     6,187    5,835
  Deferred                                     (343)    (685)
                                            -------  -------
                                              5,844    5,150
                                            -------  -------

Net income                                $  13,118   12,442
                                            =======  =======

Per common share
  Operating income                           $ 1.06     0.99
  Realized gains, net                          0.03     0.01
                                            -------  -------

  Net income                                 $ 1.09     1.00
                                            =======  =======


                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                          Quarter ended
                                                             March 31
                                                         2000         1999
 Operating activities
   Net cash provided                                   $20,328       23,069
                                                       -------      -------
 Investing activities
   Purchases of fixed maturities
     available for sale                               (113,474)    (145,282)
   Sales of fixed maturities available for sale         87,328       68,163
   Sales of equity securities available for sale        28,925        5,916
   Maturities and principal paydowns of
     fixed maturity investments:
       Available for sale                               22,780       56,561
       Held to maturity                                 13,681            0
   Purchases of other investments                      (29,914)     (31,512)
   Sales, maturities and principal paydowns
     of other investments                               10,425       11,661
   Net sales of short-term investments                  12,546        3,898
                                                       -------      -------
   Net cash provided (used)                             32,297      (30,595)
                                                       -------      -------
 Financing activities
 Policyowner contract deposits                          33,962       40,815
 Withdrawals of policyowner
   contract deposits                                   (53,912)     (43,876)
 Dividends paid to stockholders                         (3,015)      (2,979)
 Proceeds from borrowings                                9,000            0
 Repayment of borrowings                               (48,500)           0
 Other, net                                             (2,949)        (329)
                                                       -------      -------
   Net cash used                                       (65,414)      (6,369)
                                                       -------      -------
 Decrease in cash                                      (12,789)     (13,895)
 Cash at beginning of year                              22,355       16,763
                                                       -------      -------
   Cash at end of period                                $9,566        2,868
                                                       =======      =======


                       Kansas City Life Insurance Company
                           2000 First Quarter Report


Message  from the President and CEO

     First quarter operating earnings per share improved 7 percent to $1.06 a share. A slight deterioration in policy benefits ratios was more than offset by operating expense savings and the decreased amortization of deferred policy acquisition costs. Realized investment gains rose slightly so net income equaled $1.09 per share, a 9 percent improvement over the prior year.

     Sales, in terms of new annualized premiums, declined 9 percent from last year's record first quarter. However, variable universal life sales climbed 69 percent while sales of variable annuities rose 13 percent. Variable products contributed 59 percent of consolidated sales. Sales of interest sensitive products, which represent one fifth of total sales, declined by half in the quarter. Sales of traditional products improved slightly due to a 17 percent increase in term life insurance sales. New group insurance premiums rose 7 percent, excluding the stop loss line which was discontinued in late 1999. Life insurance in force totaled $26.8 billion, a 1 percent annualized increase.

     Insurance revenues in the adjacent income statement were unchanged overall as a decline in life insurance premiums offset 8 percent growth in accident and health premiums and 5 percent growth in contract charges from the interest sensitive and variable lines of business. Life insurance premiums declined 8 percent due to decreased single premium annuity receipts. Accident and health premium growth was generated by the group dental line of business.

     Net investment income was largely unchanged for the quarter as a six basis point increase in the investment portfolio's yield was offset by a 1 percent annualized decline in the portfolio's book value. Interest margins on the Company's interest sensitive business narrowed slightly in the quarter.

     Home office operating expenses declined 1 percent in the first quarter due to the savings realized from the transfer of Sunset Life's operations into the home office.

     The Office of Thrift Supervision approved a federal thrift charter for Kansas City Life late in the first quarter. The Company is now awaiting Federal Deposit Insurance Corporation approval. The necessary systems and procedures are being put into place and the new bank, to be called Generations Bank, is expected to open for business as early as the end of the second quarter. Generations Bank will allow us to expand the financial services we provide our customers.

     The Company purchased 98,500 of its shares on the open market during the first quarter under its stock repurchase program at a cost of $3.2 million. The Board of Directors has granted authority to purchase up to one million shares this year.

     Stockholders' equity per share, or book value, rose 10 percent on an annualized basis to $41.91 a share. Excluding unrealized gains and losses on those securities valued at market, book value equaled $46.21, an 8 percent annualized increase from last year end.

     The Board of Directors approved a quarterly dividend of $.25 a share payable May 22 to stockholders of record on May 8.