Form 10-Q
period 2000-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2000-08-08
CIK 54473

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                       For the Quarter ended June 30, 2000


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

                    Class                   Outstanding July 28, 2000
         Common Stock, $1.25 par value          12,036,627 shares


                       Kansas City Life Insurance Company
                           Quarter ended June 30, 2000

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 8). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's operating earnings per share nearly doubled in the second quarter to equal $1.15. Including realized gains and losses, which changed minimally year to year, net income per share equaled $1.14, an increase of 87 percent over last year. For the six months, operating income per share increased 41 percent to equal $2.21 and net income per share increased 39 percent to equal $2.23. The substantial increase in earnings reflected three factors. First, last year's second quarter results were considerably below historical trend due to poor mortality experience and Sunset Life relocation costs. Second, earnings this quarter benefited approximately $4.0 million from the unlocking of assumptions related to the amortization of deferred acquisition costs on the interest sensitive products. Actual earnings experience on these products has been more favorable than these assumptions originally indicated. Thus, the assumptions have been revised to reflect these favorable variances resulting in the reduced amortization of additional acquisition costs. Third, this year's results have been boosted by decreased operating expenses resulting from the consolidation of Sunset Life's operations into the home office in Kansas City.

Net investment income increased 2 percent in the second quarter and 1 percent in the first half. Increased portfolio yields overcame a slight decline in earning assets. However, investment margins narrowed somewhat on the interest sensitive products.

Home office operating expenses decreased 9 percent in the second quarter and 5 percent in the first half. As mentioned above, the decrease is largely due to the savings resulting from the consolidation of Sunset Life's operations into the parent's home office in 1999.

Kansas City Life - Individual

In the second quarter, new annualized premiums increased 24 percent largely due to variable universal life sales, which increased 16 percent and variable annuity sales, which increased 56 percent. These increases were partially offset as non-variable universal life sales decreased 36 percent and flexible annuity sales decreased 25 percent. For the six months, new annualized premiums increased 10 percent. Variable universal life sales increased 40 percent and variable annuity sales increased 35 percent. Additionally, traditional life sales increased 21 percent versus last year. Partially offsetting these increases, non-variable universal life sales decreased 27 percent and flexible annuity sales declined 42 percent. Variable product sales accounted for 78 percent of total sales for the six months, up from 63 percent last year. On the basis of direct statutory receipts, new sales increased 11 percent versus last year on the strength of new variable sales, which increased 31 percent and equaled 80 percent of total new sales. New non-variable universal life sales fell 30 percent, individual annuities fell 69 percent and flexible annuities declined 28 percent.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, declined three percent for this segment in both the second quarter and the first half.

Total benefits for this segment decreased 2 percent in the second quarter and 3 percent in the six months. Death benefits increased 14 percent in the second quarter and 7 percent in the six months, reflecting less favorable mortality experience versus last year. Total surrenders increased 3 percent in the second quarter and increased 18 percent in the six months. Total benefits, as a percent of operating revenue, equaled 59 percent in the first half, up from 55 percent in the first quarter, but down from 62 percent a year ago. As mentioned earlier, unlocking on deferred acquisition costs resulted in a one-time decrease of approximately $2.0 million to the deferred acquisition cost amortization for this line. Operating income increased by 62 percent in the second quarter and by 29 percent in the first half.

This segment provided 40 percent of consolidated insurance revenues in the six months and 66 percent of consolidated operating income, compared with 42 percent and 69 percent, respectively, a year ago.

Kansas City Life - Group

Results for the second quarter improved $0.8 million versus last year. Thus, for the first six months, the group segment contributed 2 percent of consolidated operating income, compared to a loss a year ago. This improvement is primarily the result of improved sales revenues and a decline in the claims ratio, which decreased from 76 percent last year to 73 percent. Group sales, in terms of new annualized premiums, increased 9 percent in the second quarter but declined 5 percent in the first half. However, excluding the stop loss line, which was discontinued late last year, new annualized premiums increased 21 percent in the second quarter and 14 percent in the six months. Group sales were lead by the dental line, which grew 20 percent in the second quarter and 24 percent in the six months. Partially offsetting these increases, group life sales declined 43 percent in the second quarter and 47 percent in the six months. Group sales provided 10 percent of consolidated new annualized premiums, the same as last year.

For this segment, total benefits as a percent of revenues, equaled 62 percent for the second quarter, down from 69 percent last year. For the six months, this ratio totaled 61 percent, down slightly from 63 percent last year. In total, the group segment provided 21 percent of consolidated insurance revenues in the second quarter, up slightly from 20 percent last year.

Sunset Life

Sunset Life's new annualized premiums increased 10 percent in the second quarter but fell 26 percent in the first half. While progress is being made, the impact is still being felt from last year's change in senior marketing management and the consolidation of Sunset's operations into the home office. Sunset Life contributed 5 percent of total new annualized premiums during the first six months, down from 7 percent a year ago.

Total insurance revenues increased 15 percent in the second quarter and 10 percent in the six months. Total benefits for this segment increased 42 percent in the second quarter and 30 percent in the first half. Death benefits declined 10 percent in the second quarter but increased 21 percent in the first half. Mortality experience improved in the second quarter, but still trails last year's experience. Total surrenders increased 31 percent in the second quarter and 7 percent in the first half. Total benefits, as a percent of operating revenue equaled 54 percent in the first half, up from 45 percent a year ago.

Unlocking of deferred acquisition amortization assumptions resulted in a decrease of approximately $2.0 million in the amortization of deferred acquisition costs. Insurance operating expenses declined 20 percent in the second quarter and 21 percent in the six months, reflecting savings resulting from the consolidation of Sunset Life's operations into the home office.

This segment's operating income increased by more than three-fourths in the second quarter and by 24 percent in the six months. This segment contributed 11 percent of consolidated insurance revenues and 19 percent of consolidated operating income in the six months, compared with 10 percent and 21 percent, respectively, a year ago.

Old American

Old American's new annualized premiums increased 2 percent in the second quarter and 1 percent in the first half. Old American contributed 7 percent of total new annualized premiums, consistent with the previous year.

Total insurance revenues declined 2 percent in both the second quarter and the first half. Total benefits decreased 5 percent for the second quarter, but were flat for the six months. Mortality experience improved in the second quarter and was unchanged for the first half. Surrenders rose 13 percent in the second quarter and 15 percent in the six months. Total benefits as a percent of operating revenue equaled 59 percent in the first half, down from 65 percent at the first quarter, but level with a year ago. This segment's operating expenses declined 15 percent in the second quarter and 9 percent in the six months.

Operating income for this segment almost doubled in the second quarter and increased by 70 percent in the six months. This segment provided 13 percent of consolidated operating income and 28 percent of consolidated insurance revenues for the six months, compared to 10 percent and 29 percent, respectively, last year.

Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent. Liquidity is not a concern for the Company. For the six months, cash provided from operating activities declined 2 percent to $33.1 million. Funds from all sources totaled $401.9 million, a 12 percent decrease from last year. At June 30, 2000 the Company had $34.5 million of short-term borrowings, down $35.0 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. At period end, separate accounts totaled $308.9 million, an increase of $49.0 million from year end.

Assets totaled $3.6 billion, the same as year end. Excluding unrealized investment gains and losses, assets remained flat with last year. Consolidated insurance in force totaled $27.3 billion, a 4 percent increase on an annualized basis. Book value per share totaled $42.26, an increase of 7 percent on an annualized basis. Excluding changes in unrealized investment gains and losses, book value per share equaled $47.04, an annualized growth of 8 percent.

During the first half, the Company purchased 123,000 shares of its common stock for $3.9 million under the stock repurchase program. The Company may purchase up to one million shares during 2000 under this program.

The Board of Directors declared a quarterly dividend of $.25 per share, a 4 percent increase over last year's dividend of $.24 per share. Market and Interest Rate Risk Analysis

Statements made in the 1999 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At June 30, 2000, the Company had an unrealized investment loss of $57.5 million, net of related taxes and deferred policy acquisition costs, up from the $53.4 million unrealized loss reported at year end 1999. This increase is primarily the result of increased interest rates in the corporate bond market during the six months.

Part II:  Other Information

Item 1.  Legal Proceedings

In recent years, the life insurance industry, including the Company, has been subject to an increase in litigation, pursued on behalf of purported classes of insurance purchasers questioning the conduct of insurers in the marketing of their products. The Company believes that the actions described below and in previous filings are part of this trend. The Company denies all allegations of wrongdoing in these lawsuits and has been defending them vigorously.

In the previously reported case, Wright, etc., v. Sunset Life Insurance Company of America, Circuit Court of Clarke County, Alabama, Case No. CV-98-120-M, plaintiff alleged that Sunset Life breached her universal life contract when it sent her a letter advising that her policy was underfunded and she needed to pay additional premiums in order to maintain the current level of death benefit. Plaintiff sought unspecified damages for breach of contract and unjust enrichment, and alleged a putative class in which she sought to represent herself and others similarly situated nationwide. Subsequently, plaintiff surrendered her policy and plaintiff's attorney dismissed her as a plaintiff and filed an amended complaint substituting plaintiff's husband, beneficiary of the policy, as plaintiff. On June 5, 2000, the trial court granted Sunset Life's motion to strike and/or dismiss the amended complaint, and further granted Sunset Life's motion for summary judgment as to the original complaint.

Bette Schwager, On Behalf of Herself and All Others Similarly Situated, v. Kansas City Life Insurance Company, United States District Court for the Western District of Texas, Austin Division, Case No. A-00-CA-424-JN. This case was originally filed in the 345th Judicial District Court for Travis County, Texas on June 8, 2000 as Case No. GN-001652. The plaintiff alleges that the Company, through its agents, misrepresented the number of premiums that would be payable on and the terms of life insurance policies issued by the Company. Plaintiff further alleges that an agent of the Company represented that the premiums on the policy insuring her husband would "vanish" when he reached age 67, and that premiums on policies insuring her own life would "vanish" when she reached retirement age. Further, plaintiff alleges that based upon these and other misrepresentations, she used the cash value in other insurance policies to purchase policies from the Company. Plaintiff alleges she recently learned her premiums will never vanish under the policies. Plaintiff alleges fraud, fraudulent concealment, unfair discrimination, breach of contract, breach of fiduciary duty/constructive fraud, and negligent misrepresentation. Plaintiff seeks compensatory and punitive damages, reasonable attorney fees and costs as well as equitable and injunctive relief including reformation of the policies to conform with plaintiff's expectations, imposition of a constructive trust upon the policy proceeds, and an injunction to prevent the Company from canceling plaintiff's and other class members' policies. Plaintiff further alleges that the Company's conduct was part of a statewide fraudulent scheme and common course of conduct, and seeks to certify a class composed of all persons and entities who have (or had at the time of termination) an ownership interest in one or more of the Company's permanent policies from and after January 1, 1986 to the present. The Company filed a Notice of Removal to the United States District Court for the Western District of Texas on July 11, 2000. Management denies the allegations of the complaint, including the existence of a certifiable class, and intends to defend this case vigorously.

In addition to the above, the Company and certain of its subsidiaries are defendants in litigation seeking punitive damages. Some of these lawsuits are in jurisdictions where juries sometime award punitive damages grossly disproportionate to the actual damages.

Although no assurances can be given and no determinations can be made at this time as to the outcome of any particular lawsuit or proceeding, management believes that the relief ultimately granted to plaintiffs in these lawsuits, if any, would have no material effect on the Company's business, results of operations and financial position.

Item 6.

Reports on 8-K: There were no reports on Form 8-K filed for the six months ended June 30, 2000.

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

                       KANSAS CITY LIFE INSURANCE COMPANY

/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance

/s/John K. Koetting
John K. Koetting
Vice President and Controller

/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary

Date:  August 4, 2000


                       Kansas City Life Insurance Company
                           Quarter ended June 30, 2000

                                     EXHIBIT

                        Quarterly Report to Stockholders


                                  Consolidated
                                 Balance Sheet
                                 (in thousands)

                                      June 30     December 31
                                        2000           1999
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,961,638      1,999,215
    Securities held to maturity,
      at amortized cost                   90,814        107,606
  Equity securities available
    for sale, at market                  103,788        115,968
  Mortgage loans                         352,197        340,704
  Short-term                              17,295         19,380
  Other                                  199,238        197,868
                                   -------------  -------------
                                       2,724,970      2,780,741

Cash                                      17,013         22,355
Deferred acquisition costs               245,057        236,370
Other assets                             325,762        321,919
Separate account assets                  308,925        259,899
                                   -------------  -------------

                                     $ 3,621,727      3,621,284
                                   =============  =============

Liabilities and equity
Future policy benefits               $   824,758        829,556
Accumulated contract values            1,647,362      1,688,706
Notes Payable                             34,500         69,500
Income taxes payable                       6,190          7,870
Other liabilities                        291,288        271,948
Separate account liabilities             308,925        259,899
                                   -------------  -------------
  Total liabilities                    3,113,023      3,127,479

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         19,711         18,498
  Accumulated other comprehensive
    income (loss)                        (63,174)       (59,095)
  Retained earnings                      635,094        614,278
  Less treasury stock                   (106,048)      (102,997)
                                   -------------  -------------
                                         508,704        493,805
                                   -------------  -------------

                                     $ 3,621,727      3,621,284
                                   =============  =============

Notes:
*  Comprehensive income (loss) equals $22,761,000 and
   $(38,760,000) for 2000 and 1999, respectively,
   and $7,852,000 and $(25,797,000) for the second quarter of 2000 and 1999. This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the six months, 12,036,642 shares (12,402,810 shares - 1999).

* These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prioryear's financial statements have been reclassified to conform with the current year's presentation.

* Segment information totals agree to the consolidated financial statements. Intersegment revenues are not material.
   There has been no significant change in segment assets from last year end, nor has there been any changes in the basis of segmentation or the measure of segment income.



                                  Consolidated
                                Income Statement
                     (in thousands, except per share data)

                                              Quarter ended   Six Months ended
                                                  June 30          June 30
                                              2000     1999     2000     1999
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 23,869   24,531   49,502   52,336
    Accident and health                      11,300   10,560   22,352   20,823
  Contract charges                           27,193   26,016   55,719   53,249
Investment revenues:
  Investment income, net                     53,175   52,076  103,817  102,569
  Realized gains                                (64)     368      422      677
Other                                         3,819    3,486    7,993    7,422
                                            -------  -------  -------  -------
    Total revenues                          119,292  117,037  239,805  237,076
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             30,008   28,647   58,779   56,156
  Surrenders of life insurance                4,147    3,865    8,618    7,426
  Other benefits                             18,366   18,384   35,731   34,437
  Increase in benefit and contract reserve   19,375   19,763   37,092   40,265
Amortization of policy acquisition costs      2,694    9,560   11,282   20,035
Insurance operating expenses                 25,163   26,300   49,802   50,647
                                            -------  -------  -------  -------
    Total benefits and expenses              99,753  106,519  201,304  208,966
                                            -------  -------  -------  -------

Pretax income                                19,539   10,518   38,501   28,110
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     5,130    5,119   11,317   10,954
  Deferred                                      687   (2,096)     344   (2,781)
                                            -------  -------  -------  -------
                                              5,817    3,023   11,661    8,173
                                            -------  -------  -------  -------

Net income                                $  13,722    7,495   26,840   19,937
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.15     0.58     2.21     1.57
  Realized gains, net                         (0.01)    0.03     0.02     0.04
                                            -------  -------  -------  -------

  Net income                                 $ 1.14     0.61     2.23     1.61
                                            =======  =======  =======  =======

  Cash dividends                             $ 0.25     0.24     0.50     0.48


                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                             Six Months ended
                                                                   June 30
                                                              2000         1999
Operating activities
  Net cash provided                                        $33,103       33,799

Investing activities
  Purchases of fixed maturities available for sale        (173,486)    (297,030)
  Sales of fixed maturities available for sale             156,830      149,424
  Sales of equity securities available for sale             28,926        7,609
  Maturities and principal paydowns of
    fixed maturity investments:
        Available for sale                                  47,220      105,941
        Held to maturity                                    19,855        9,438
  Purchases of other investments                           (56,922)     (64,356)
  Sales, maturities and principal paydowns
    of other investments                                    19,182       25,280
  Net sales of short-term investments                        2,296       18,929

  Net cash provided (used)                                  43,901      (44,765)

Financing activities
Policyowner contract deposits                               69,040       77,340
Withdrawals of policyowner
  contract deposits                                       (108,525)     (91,541)
Dividends paid to stockholders                              (6,024)      (5,955)
Proceeds from borrowings                                    25,400       30,000
Repayment of borrowings                                    (60,400)           0
Other, net                                                  (1,837)      (3,074)
  Net cash provided (used)                                 (82,346)       6,770

Decrease in cash                                            (5,342)      (4,196)
Cash at beginning of year                                   22,355       16,763
  Cash at end of period                                    $17,013       12,567

                       Kansas City Life Insurance Company
                           2000 Second Quarter Report


Message  from the President and CEO

     Kansas City Life achieved substantial earnings and sales growth in both the second quarter and first half of the year. Operating earnings per share nearly doubled in the second quarter to $1.15 while the six months' earnings improved 41 percent to $2.21 a share. Since there was little change in realized investment gains in the periods, net income increased largely in line with operating earnings. Net income per share rose 87 percent and 39 percent in the quarter and six months, respectively. Last year's second quarter, which was hampered by poor mortality experience and Sunset relocation costs, was a weak quarter historically.

     Earnings growth was driven principally by two factors. First, pretax earnings benefited by approximately $4.0 million in the second quarter from the unlocking of the original assumptions related to the amortization of deferred acquisition costs on the interest sensitive products. Actual earnings experience has been more favorable than these assumptions anticipated, and they have been revised to reflect these favorable variations. Second, home office operating expenses declined 9 percent in the quarter and 5 percent in the first half due in large measure to the improved operating efficiencies realized by the assimilation of Sunset Life's operations into the home office.

     Sales, in terms of new annualized premiums, rose 20 percent in the quarter and 5 percent for the six months. Strong growth in variable universal life and annuity products, 45 percent for the quarter and 37 percent for the first half, offset sales declines in the interest sensitive products. Variable products contributed nearly two-thirds of this year's sales. Sales of group products, despite the discontinuance this year of the stop loss line, grew 9 percent in the quarter, but declined 5 percent year to date. Excluding the stop loss line, group sales rose 14 percent in the first half largely due to improved group dental sales. Insurance in force topped $27 billion for the first time, growing 4 percent on an annualized basis.

     Insurance premiums were unchanged in the quarter but declined 2 percent in the six months. Contract charge revenues, generated by the variable and interest sensitive lines of business, increased 5 percent in both the quarter and the first half.

     Investment earnings rose 2 percent in the quarter and 1 percent year to date. A 34 basis point rise in the portfolio's earned yield ovecame a slight decline in earning assets. However, investment margins narrowed somewhat on our interest sensitive products.

     Generations Bank, our new banking affiliate, was capitalized at $6.0 million at the end of the quarter. The bank began offering a package of new financial products on July 3rd.

     Book value per share equals $42.26, a 7 percent annualized increase from the beginning of the year. Excluding the effects of unrealized investment gains and losses, book value equals $47.04 a share, an 8 percent annualized increase.

     This year Kansas City Life has purchased 123,000 of its shares on the open market at a cost of $3.9 million. The Board of Directors previously approved the purchase of up to one million shares.

     The Board of Directors approved a quarterly dividend of $.25 a share payable August 21st to stockholders of record on August 7th.

Segment Information
                                        Quarter ended        Six Months ended
                                           June 30                June 30
                                       2000      1999        2000       1999

Revenues from external customers:
 KCL individual                      $25,612    26,367      54,535     55,941
 KCL group                            14,503    13,052      28,393     26,121
 Sunset Life                           7,392     5,871      15,030     13,411
 Old American                         18,674    19,303      37,608     38,357

     Total                           $66,181    64,593     135,566    133,830

Investment revenues:
 KCL individual                      $40,276    39,748      78,396     78,411
 KCL group                               183       318         370        600
 Sunset Life                           8,636     8,300      16,975     16,368
 Old American                          4,080     3,710       8,076      7,190

     Total                           $53,175    52,076     103,817    102,569

Operating income (loss):
 KCL individual                       $8,054     4,965      17,408     13,483
 KCL group                               220      (604)        597       (142)
 Sunset Life                           2,796     1,545       5,178      4,167
 Old American                          2,692     1,350       3,382      1,989

     Total                           $13,762     7,256      26,565     19,497
Includes our subsidiaries:

Sunset Life Insurance
Company of America


Old American
Insurance Company

Post Office Box 219139
Kansas City, Missouri 64121-9139
Listing: OTC
Stock Symbol: KCLI