Form 10-Q
period 2000-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2000-11-07
CIK 54473

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                    For the Quarter ended September 30, 2000


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

          Class                                 Outstanding October 31, 2000
Common Stock, $1.25 par value                         12,016,228 shares


                       Kansas City Life Insurance Company
                        Quarter ended September 30, 2000

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's operating earnings per share for the third quarter rose 21 percent over last year to equal $1.20. Including realized gains and losses, net income per share equaled $1.21, an increase of 11 percent over last year. For the nine months, operating income per share rose 33 percent to equal $3.41 and net income per share rose 27 percent to equal $3.44. The increase in third quarter's earnings was due to expanded profit margins resulting from improved mortality experience and from reduced operating expenses. The increase for the nine months was due to these two items as well as to the unlocking of deferred acquisition cost assumptions which benefited earnings $4.0 million, as mentioned in the second quarter's report.

Net investment income decreased 1 percent in the third quarter and was flat for the nine months. Realized investment gains and losses will vary from period to period at management's discretion and/or due to economic conditions. Investment margins narrowed slightly for the interest sensitive products but expanded somewhat for the traditional products. Investable funds generated by the variable products are segregated into separate accounts and do not generate investment income for the Company.

Home office operating expenses were flat in the third quarter, but decreased 3 percent in the nine months. The decrease was largely due to the savings resulting from the consolidation of Sunset Life's operations into the parent's home office in 1999. These savings emerged even after the absorption of start up costs associated with the development of Generations Bank, which opened its doors on July 3.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided into individual and group operations, and its two insurance affiliates:


                       Kansas City Life Insurance Company
                               Segment Information

                                                  Kansas City Life          Sunset        Old
                                              Individual       Group         Life       American      Total

Revenues from external customers:
           Nine months:           2000        $  81,368        41,880       21,687       56,165      201,100
                                  1999           85,777        39,596       20,433       57,306      203,112
           Third quarter:         2000           26,833        13,487        7,109       18,557       65,986
                                  1999           29,836        13,475        7,022       18,949       69,282

Investment revenues:
           Nine months:           2000        $ 116,415           544       25,839       12,261      155,059
                                  1999          118,309           817       24,976       11,011      155,113
           Third quarter:         2000           38,984           174        8,864        4,185       52,207
                                  1999           39,899           217        8,608        3,820       52,544

Operating income:
           Nine months:           2000        $  26,300           476        8,381        5,894       41,051
                                  1999           22,104         (212)        5,600        4,230       31,722
           Third quarter:         2000            8,892         (121)        3,203        2,512       14,486
                                  1999            8,620          (70)        1,433        2,241       12,224

Notes:
1.   Intersegment revenues are not material.
2.   The above totals agree to the consolidated financial statements.
3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.


Kansas City Life - Individual

Total new annualized premiums declined 4 percent in the third quarter. Non-variable universal life sales increased 8 percent during the quarter and variable annuities increased 2 percent. These increases were offset by a 6 percent decline in variable universal life sales, an 18 percent decrease in non-variable flexible annuity sales and a 14 percent decline in traditional life sales. For the nine months, new annualized premiums rose 5 percent. Variable universal life sales increased 23 percent, variable annuity sales increased 24 percent, and traditional life sales increased 10 percent. Partially offsetting these increases, non-variable universal life sales declined 16 percent and non-variable flexible annuity sales declined 36 percent. Variable product sales accounted for 78 percent of this segment's total sales for the nine months, up from 66 percent a year ago.

This segment provided 78 percent of consolidated new annualized premiums for the nine months, compared to 74 percent a year ago. On the basis of direct statutory receipts, new sales increased 5 percent over last year on the strength of new variable sales, which increased 20 percent and equaled 81 percent of total new sales. New non-variable universal life sales declined 22 percent and new flexible annuities declined 22 percent.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, declined 11 percent in the third quarter and 6 percent in the nine months.

Total benefits for this segment decreased 7 percent in the third quarter and 5 percent in the nine months. Death benefits increased 2 percent in the third quarter and 5 percent in the nine months. Mortality experience for this segment was less favorable versus last year. Traditional life surrenders declined 1 percent in the third quarter but increased 11 percent in the nine months compared to increases of 3 percent and 18 percent in the second quarter and first half, respectively. Total benefits, as a percent of operating revenue, equaled 59 percent at the nine months, compared to 61 percent a year ago.

Operating income increased by 3 percent in the third quarter and by 19 percent in the nine months. This segment provided 40 percent of consolidated insurance revenues in the nine months and 64 percent of consolidated operating income, compared with 42 percent and 70 percent, respectively, last year.

Kansas City Life - Group

Net income for the nine months was $0.7 million more than last year. This improvement was primarily the result of improved sales revenues and a decline in the claims ratio, which decreased from 75 percent last year to 73 percent this year.

Group sales, in terms of new annualized premiums, declined 18 percent in the third quarter and 9 percent in the nine months. However, excluding the stop loss line, which was discontinued late last year, new annualized premiums declined 6 percent in the third quarter but increased 7 percent in the nine months. The group segment provided 9 percent of consolidated annualized premiums for the nine months, versus 10 percent last year. Group sales were lead by the dental line, which declined 18 percent in the third quarter and rose 8 percent in the nine months.

Total benefits for this segment, as a percent of revenues, equaled 62 percent for the third quarter, versus 61 percent a year ago. For the nine months, this ratio was 61 percent, compared to 62 percent a year ago. This segment provided 21 percent of consolidated insurance revenues in the nine months compared to 19 percent a year ago and 1 percent of operating earnings compared with a loss last year.


Sunset Life

Sunset Life's new annualized premiums declined 54 percent in the third quarter and 37 percent in the nine months. The impact is still being felt from last year's change in senior marketing management and the consolidation of Sunset's operations into the home office. Sunset Life contributed 5 percent of total new annualized premiums during the nine months, down from 8 percent a year ago.

Total insurance revenues declined 4 percent in the third quarter, but increased 3 percent in the nine months. Total benefits for this segment decreased 18 percent in the third quarter, but increased 8 percent in the nine months.
However, this is an improvement compared to increases of 42 percent in the second quarter and 30 percent in the first half. Death benefits declined 21 percent in the third quarter but increased 3 percent in the nine months. These are improvements from a 10 percent decline in the second quarter and a 21 percent increase in the first half. These improvements result from mortality experience, which improved in the third quarter, but still trails last year's experience. Surrenders of traditional life products more than doubled in the third quarter and rose 29 percent in the nine months. Total benefits, as a percent of operating revenue equaled 51 percent in the nine months, up from 49 percent last year. However, for the third quarter this was 46 percent versus 58 percent in last year's third quarter.

Insurance operating expenses declined 9 percent in the third quarter and 17 percent in the nine months, reflecting savings resulting from the consolidation of Sunset Life's operations into the home office.

Sunset Life's operating income more than doubled in the third quarter and increased by half in the nine months. Sunset Life contributed 11 percent of consolidated insurance revenues and 21 percent of consolidated operating income in the nine months, versus 10 percent and 18 percent, respectively, last year. For the third quarter, this segment contributed 22 percent of consolidated operating income compared with 12 percent last year.


Old American

Old American's new annualized premiums increased 1 percent in both the third quarter and the nine months. This segment contributed 7 percent of total new annualized premiums, the same as last year. On the basis of statutory direct receipts, new sales were level with last year.

Total insurance revenues declined 2 percent in both the third quarter and the nine months. Total benefits declined 4 percent in the third quarter and 1 percent in the nine months. Mortality experience improved slightly in the third quarter and the nine months. Surrenders increased 25 percent in the third quarter and 18 percent in the nine months. Total benefits as a percent of operating revenue equaled 55 percent in the third quarter and 58 percent in the nine months compared with 57 percent and 59 percent in the prior year, respectively. Old American's operating expenses declined 1 percent in the third quarter and 6 percent in the nine months.

Operating income for this segment increased 12 percent in the third quarter and 39 percent in the nine months. This segment provided 14 percent of consolidated operating income and 28 percent of consolidated insurance revenues for the nine months, compared to 13 percent and 28 percent, respectively, last year.

Changes in Reporting Regulations

Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities," provides comprehensive, consistent standards for the recognition and measurement of derivative and hedging activities. The standard is effective January 1, 2001, and is being evaluated for its effect on Kansas City Life and to ensure its implementation in a timely manner. It is currently anticipated that the guideline will not have a significant impact on the Company's reported results.

Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent. Liquidity is not a concern for the Company. For the nine months, cash provided from operating activities declined 28 percent to $34.4 million. Funds from all sources totaled $551.2 million, a 22 percent decline from last year. At September 30, 2000 the Company had $30.0 million of short-term borrowings, down $39.5 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. At September 30, 2000, separate accounts and other investments generated by the variable line totaled $358 million, a 39 percent annualized increase from year end.

Assets totaled $3.6 billion, the same as at year end. Excluding unrealized investment gains and losses, assets totaled $3.7 billion, level with year end. Consolidated insurance in force totaled $26.9 billion, a 1 percent increase on an annualized basis. Book value per share totaled $44.31, an increase of 11 percent on an annualized basis. Excluding unrealized investment gains and losses, book value per share equaled $47.99, an annualized growth of 8 percent.

During the nine months, the Company purchased 126,200 shares of its common stock for $4.0 million under the stock repurchase program. Under this program, the Company may purchase up to one million shares during 2000.

The Board of Directors declared a quarterly dividend of $.25 per share, a 4 percent increase over last year's dividend of $.24 per share.

Market and Interest Rate Risk Analysis

Statements made in the 1999 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At September 30, 2000, the Company had an unrealized investment loss of $44.4 million, net of related taxes and deferred policy acquisition costs, down from the $53.4 million unrealized loss reported at year end 1999. This decrease is primarily the result of decreased interest rates in the corporate bond market during the nine months.


Part II:  Other Information

Item 6.

(a) Exhibits - Report on Form 8-K dated August 18, 2000 and incorporated by reference herein.

(b) Reports on Form 8-K - the Company filed a report on Form 8-K dated August 18, 2000 announcing that the Executive Committee of the Board of Directors had engaged the accounting firm of KPMG LLP as independent accountants for the Registrant. The work of Ernst & Young LLP was terminated concurrently with the engagement of KPMG LLP.


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


                       KANSAS CITY LIFE INSURANCE COMPANY



/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/John K. Koetting
John K. Koetting
Vice President and Controller


/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary

Date:  November 6, 2000


Consolidated
Balance Sheet
(in thousands)

                                    September 30     December 31
                                        2000           1999
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 1,948,435      1,999,215
    Securities held to maturity,
      at amortized cost                   89,733        107,606
  Equity securities available
    for sale, at market                  106,080        115,968
  Mortgage loans                         369,786        340,704
  Short-term                              26,846         19,380
  Other                                  198,472        197,868
                                   -------------  -------------
                                       2,739,352      2,780,741

Cash                                       7,767         22,355
Deferred acquisition costs               243,738        236,370
Other assets                             307,845        321,919
Separate account assets                  336,609        259,899
                                   -------------  -------------

                                     $ 3,635,311      3,621,284
                                   =============  =============

Liabilities and equity
Future policy benefits               $   821,206        829,556
Accumulated contract values            1,634,300      1,688,706
Notes Payable                             30,000         69,500
Current Income taxes payable               7,130          7,870
Other liabilities                        272,483        271,948
Separate account liabilities             336,609        259,899
                                   -------------  -------------
  Total liabilities                    3,101,728      3,127,479

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         19,920         18,498
  Accumulated other comprehensive loss   (50,039)       (59,095)
  Retained earnings                      646,663        614,278
  Less treasury stock                   (106,082)      (102,997)
                                   -------------  -------------
                                         533,583        493,805
                                   -------------  -------------

                                     $ 3,635,311      3,621,284
                                   =============  =============

Notes:
*  Comprehensive income (loss) equals $50,472,000 and
   $(41,718,000), for 2000 and 1999, respectively,
   and $27,711,000 and $(2,958,000) for the third quarter of 2000 and 1999. This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period, 12,037,380 shares (12,370,974 shares - 1999).

* These interim financial statements should be read in conjunction with the Company's 1999 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.


Consolidated
Income Statement
(in thousands, except per share data)
                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              2000     1999     2000     1999
                                            -------  -------  -------  -------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 25,103   26,713   74,605   79,049
    Accident and health                      10,772   10,813   33,124   31,636
  Contract charges                           26,609   28,663   81,877   81,912
Investment revenues:
  Investment income, net                     52,207   52,544  155,059  155,113
  Realized gains                                139    1,842      561    2,519
Other                                         3,502    3,094   11,494   10,516
                                            -------  -------  -------  -------
    Total revenues                          118,332  123,669  356,720  360,745
                                            -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                             27,377   28,152   86,156   84,308
  Surrenders of life insurance                3,922    3,775   12,540   11,201
  Other benefits                             18,810   18,870   54,541   53,307
  Increase in benefit and contract reserves  16,701   21,136   53,341   61,401
Amortization of policy acquisition costs      7,245    7,259   18,527   27,294
Insurance operating expenses                 24,125   24,976   72,962   75,623
                                            -------  -------  -------  -------
    Total benefits and expenses              98,180  104,168  298,067  313,134
                                            -------  -------  -------  -------

Pretax income                                20,152   19,501   58,653   47,611
                                            -------  -------  -------  -------
Federal income taxes:
  Current                                     3,680    4,226   14,997   15,180
  Deferred                                    1,896    1,853    2,240     (928)
                                            -------  -------  -------  -------
                                              5,576    6,079   17,237   14,252
                                            -------  -------  -------  -------

Net income                                $  14,576   13,422   41,416   33,359
                                            =======  =======  =======  =======

Per common share
  Operating income                           $ 1.20     0.99     3.41     2.56
  Realized investment gains, net               0.01     0.10     0.03     0.14
                                            -------  -------  -------  -------


  Net income                                 $ 1.21     1.09     3.44     2.70
                                            =======  =======  =======  =======

  Cash dividends                             $ 0.25     0.24     0.75     0.72

     CONSOLIDATED
STATEMENT OF CASH FLOWS
    (in thousands)
                                                           Nine Months ended
                                                              September 30
                                                            2000         1999
 Operating activities
   Net cash provided                                      $34,417       47,512

 Investing activities
   Purchases of fixed maturities available for sale      (243,191)    (475,250)
   Sales of fixed maturities available for sale           236,207      263,554
   Sales of equity securities available for sale           34,831       19,984
   Maturities and principal paydowns of
     fixed maturity investments:
         Available for sale                                61,963      137,206
         Held to maturity                                  20,855       10,490
   Purchases of other investments                         (83,746)     (78,023)
   Sales, maturities and principal paydowns
     of other investments                                  32,918       40,452
   Decrease (increase) in short-term investments           (7,619)      44,118

   Net cash provided (used)                                52,218      (37,469)

 Financing activities
 Policyowner contract deposits                            101,754      114,615
 Withdrawals of policyowner
   contract deposits                                     (152,784)    (133,181)
 Dividends paid to stockholders                            (9,031)      (8,925)
 Treasury stock acquired                                   (4,502)     (11,223)
 Proceeds from borrowings                                  25,400       30,000
 Repayment of borrowings                                  (64,900)           0
 Other, net                                                 2,840        1,087

   Net cash used                                         (101,223)      (7,627)

 Decrease (increase) in cash                              (14,588)       2,416
 Cash at beginning of year                                 22,355       16,763

  Cash at end of period                                    $7,767       19,179


Message  from the President and CEO

     Kansas City Life achieved a 21 percent increase in operating earnings in the third quarter to $1.20 a share due to expanded profit margins resulting from improved mortality experience and reduced operating expenses. The nine months' operating earnings rose 33 percent to $3.41 a share due to these two items and the unlocking of deferred acquisition cost assumptions. Net income, which was impacted by a decline in realized investment gains, rose 11 percent in the quarter to $1.21 a share and 27 percent for the nine months to $3.44 per share.

     Our strong earnings performance arose principally from the three factors noted above. First, mortality experience fluctuates over time, but it has been particularly favorable this year in both the block of insurance acquired three years ago and at our insurance affiliates. Second, home office operating expenses declined 3 percent largely due to efficiencies gained through the consolidation of Sunset Life's operations into the home office. These savings emerged even as we absorbed start up costs associated with developing a bank and actively managing our customer relationships. These two initiatives are expected to leverage our customer base in order to increase revenues and stockholder value. Third, as discussed last quarter we changed, or unlocked, assumptions associated with the amortization of deferred acquisition costs in the second quarter. This benefited pretax earnings $4.0 million in that quarter. The change reflects our anticipation that we will achieve wider profit margins on our universal life business than originally assumed, primarily due to improved mortality experience.

     Sales, in terms of new annualized premiums, remained level through the nine months, but declined 10 percent in the third quarter. Sales of variable products rose 23 percent for the nine months, but the growth slowed in the third quarter. The line provided 61 percent of consolidated new premiums. Assets generated by the variable business rose 39 percent, annualized, to total $358 million. Offsetting the variable line's success, sales of interest sensitive products declined, reflecting general consumer preference for variable products. However, given the current volatile financial markets, Kansas City Life remains well positioned by offering variable, interest sensitive and traditional products to the marketplace. Kansas City Life will introduce a new fixed rate annuity product later this year and its second generation of variable universal life and annuity products early next year. Life insurance in force has risen 1 percent this year to $26.9 billion.

     Insurance revenues in the attached financial statements declined slightly in both the quarter and nine months. Modest growth in accident and health premiums, provided by the group dental line, was offset by a decline in life insurance premiums and a leveling off of the growth in contract charges.

     Investment income was unchanged as the investment portfolio declined 1 percent from a year ago. Investable funds generated by the variable products are partitioned off in separate accounts and do not benefit the Company's investment earnings. Investment margins narrowed slightly for the interest sensitive products but expanded somewhat for the traditional products.

     Jack D. Hayes, Senior Vice President, Marketing, has announced his retirement. Jack headed Kansas City Life's marketing efforts for the past seven years and guided the Company into variable products. He will be succeeded by Bret L. Benham, currently Vice President, Agency Marketing.

     Book value rose to $44.31 a share. Excluding unrealized gains and losses on the securities portfolio due to changes in market interest rates, book value rose 8 percent, annualized, to $47.99 a share.

     A regular quarterly dividend of $.25 a share was approved by the Board of Directors to be paid November 20 to stockholders of record on November 6.