Form 10-K
period 2000-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2001-03-30
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended December 31, 2000

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

                                    Yes X No

     As of March 15, 2001, 12,034,687 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $139,921,018.



Part II


                       Documents Incorporated by Reference

Item 5:   Market for Registrant's Common          Page 44 of Annual Report to
          Equity and Related Stockholder          Shareholders for the year
          Matters.                                ended December 31, 2000.

Item 6:   Selected Financial Data.                Page 24 of Annual Report to
                                                  Shareholders for the year
                                                  ended December 31, 2000.

Item 7:   Management's Discussion                 Pages 22 through 27 of Annual
          and Analysis of Financial               Report to Shareholders for
          Condition and Results of                the year ended December 31,
          Operations.                             2000.

Item 7A:  Quantitative and Qualitative            Pages 25 through 27 of Annual
          Disclosures about Market Risk           Report to Shareholders for
                                                  the year ended December 31,
                                                  2000.

Item 8:   Financial Statements and                Pages 28 through 43 of Annual
          Supplementary Data.                     Report to Shareholders for the
                                                  year ended December 31, 2000.



Part IV

Index to Exhibits                                  Page 20


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

     The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance affiliates, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a career general agency sales force and these products generate 41% of consolidated insur-ance revenues. Variable universal life and annuities totaled 65% of new statutory premiums in 2000. The group products, largely life, disability and administrative services only, are sold through the general agency sales force and appointed group agents. Group revenues account for 21% of insurance revenues. Sunset markets interest sensitive and traditional products to individuals through a personal pro-ducing general agency system. Sunset operates in 40 states and is in the process of filing for admission to operate in most of the remaining states. This segment provides 10% of revenues. The Old American segment markets whole life final expense products to seniors through a general agency sales force. Old American operates in 46 states and accounts for 28% of consolidated insurance revenues.

     Old American and Sunset's administrative operations are merged into KCL's home office and its administrative and accounting systems. However, each entity operates a separate and independent marketing department and field force.

     KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal govern-ment generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

     KCL and its subsidiaries have 633 full time employees located in the home office.

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


Item 3.  LEGAL PROCEEDINGS

     In recent years, the life insurance industry, including the Company and its subsidiaries, have been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company believes that the actions described below are part of this trend. The Company denies all allegations of wrongdoing in these lawsuits, and has been defending them vigorously.

     David Bahr, et al, v. Kansas City Life Insurance Company, Frank Sherlock, et al, San Bernardino County, California Superior Court, Case No. SCVSS 58192. This case concerns life insurance policies and annuities sold by the Company to David Bahr's now-deceased father, John Bahr. The Bahrs claim that the elderly John Bahr was fraudulently misled into purchasing insurance products from Kansas City Life by the involved insurance agents. The Bahrs also claim John Bahr was a victim of elder abuse under California Welfare and Institutions Code Section 15610.30. The Bahrs, as "private attorneys general", also allege a representative cause of action under California Code Section 17200 on behalf of the California general public against the Company, alleging that the Company engaged in fraud- ulent insurance sales and marketing practices and unfair business practices, including improper replacement transactions, and that the Company must disgorge all so-called ill-gotten gains. A fourth amended complaint was filed on October 30, 2000. The fourth amended complaint adds a cause of action for breach of an alleged settlement agreement to resolve the case for $200,000. The case is set for trial in June, 2001. The Company does not believe there is an enforceable settlement agreement. Management denies the allegations, including the existence of a legitimate class and the existence of a uniform unfair business practice capable of resolution under Section 17200 and intends to defend this matter vigorously. Although no assurances can be given and no determination can be made at this time as to the outcome of this litigation, management believes that the relief ultimately granted to the plaintiffs, if any, would have no material effect on the Company's business, results of operations and financial position.

     In the previously reported case of Bette Schwager, On Behalf of Herself and All Others Similarly Situated v. Kansas City Life Insurance Company, United States District Court for the Western District of Texas, Austin Division, Case No. A-00-CA-424-JN. Originally filed in the 345th Judicial District Court for Travis County, Texas on June 8, 2000 as Case No. GN-001652. On the Company's motion, the case was removed to the United States District Court for the Western District of Texas. Plaintiff alleges fraud, fraudulent concealment, unfair dis-crimination, breach of contract, breach of fiduciary duty/constructive fraud, and negligent misrepresentation in connection with the sale of life insurance policies to herself and to her husband and to all others similarly situated. Plaintiff alleges that the Company through its agents engaged in a state-wide fraudulent scheme and common course of conduct and seeks to certify a class composed of all persons and entities who have or had an ownership interest in one or more of the Company's permanent policies from and after January 1, 1986 to the present. In November, 2000, Mrs. Schwager alleged that the attorneys who filed the petition did so without her consent. The attorneys who filed the petition have withdrawn and Mrs. Schwager is proceeding pro se. Management denies the allegations of the complaint including the existence of the certifiable class and intends to defend this case vigorously. Although no assurances can be given and no determinations can be made at this time as to the outcome of this litigation, management believes that the relief ultimately granted to the plaintiff, if any, would have no material effect on the Company's business, results of operations and financial position.

     The previously reported case of Stewart, et al, v. Security Benefit Life Insurance Company and Bank Market Service, Inc., filed in November, 1998 in the Tenth Judicial District Court of Johnson County, Kansas, Case No. 98-C04036, has been settled. The Company defended this case pursuant to the terms of a coin-surance agreement with Security Benefit Life Insurance Company (SBL). The case was originally brought by four SBL policyowners who alleged that SBL, through its agent, Bank Market Service, Inc., improperly sold life insurance policies as retirement plans. Following the trial court's denial of plaintiffs' motion to certify a class comprised of all persons who had purchased similar policies between 1977 and 1988, the Company settled with the four individual plaintiffs for nominal amounts.



     In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, California Superior Court, Case No. SC051573, filed March 9, 1998 in Los Angeles Superior Court, plaintiff sued Sunset Life Insurance Company, a subsidiary, and one of its agents for unspecified compensatory and punitive damages alleging various forms of deceit, breach of fiduciary duty, and negligence in connection with the sale of a universal life insurance policy as a replacement for an existing policy. Subsequently, the plaintiff amended her complaint to seek class action status and to add a claim under California's Business and Professions Code Section 17200 which authorizes individual plaintiffs to sue on behalf of the public to remedy alleged unfair business practices, and to seek declaratory and injunctive relief. Sunset obtained a dismissal of the breach of fiduciary duty claim and the class action allegations, but the trial court refused to dismiss the Section 17200 allegations. All parties appealed and the court of appeals refused to overrule the trial court's failure to dismiss the Section 17200 claims and remanded the case for further discovery and proof regarding the class action allegations. Extensive discovery has been conducted. In the course of discovery, the court has ordered the disclosure of the names of all individuals who purchased universal life insurance policies from Sunset in replacement transactions from 1984 to the present and of all individuals who purchased Sunset universal life policies during that period and whose policies became under-funded. These individuals are currently being contacted, pursuant to court order, to determine whether they are willing to discuss this action with counsel for plaintiff and/or counsel for Sunset and it is expected that this contact will create further litigation. Plaintiff has filed a motion for certification as a class action and the hearing is presently scheduled on that motion for May, 2001. Management denies the allegations, including the existence of a legitimate class and the existence of a uniform unfair business practice capable of resolution under Section 17200 and intends to defend this matter vigorously. However, no assurances can be given regarding the outcome of this lawsuit.

     In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions that may rise in the ordinary course of business. Some of these claims and legal actions are in jurisdictions where juries sometime award punitive damages grossly disproportionate to actual damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on the Company's business, results of operations and financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.


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


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information, as of December 31, 2000, is provided with respect to each Director and Nominee:

                                   Term as
                                   Director                            Served as
                                   Expires       Other Positions       Director
   Name of Director         Age    in April      with the Company        From

William R. Blessing          46       --       None                     Nominee
(1)(2)

Jack D. Hayes (1)(3)         60      2001      Senior Vice President-      1995
                                               Emeritus, Marketing

Cecil R. Miller (1)(2)       66       --       None                     Nominee

Michael J. Ross              59      2001      None                        1972
(1)(2)(4)(5)(6)

Elizabeth T. Solberg         61      2001      None                        1997
(1)(2)

Walter E. Bixby (2)          41      2002      None                        1996

Webb R. Gilmore              56      2002      None                        1990
(2)(4)(5)(6)

Nancy Bixby Hudson (2)       48      2002      None                        1996

Daryl D. Jensen (2)          61      2002      None                        1978


                                   Term as
                                   Director                            Served as
                                   Expires       Other Positions       Director
   Name of Director         Age    in April      with the Company         From

C. John Malacarne            59      2002      Vice President,             1991
(3)(4)                                         General Counsel
                                               and Secretary

J. R. Bixby (3)(4)           75      2003      Chairman of the Board       1957

R. Philip Bixby              47      2003      President, CEO and Vice     1985
(3)(4)                                         Chairman of the Board

Richard L. Finn              59      2003      Senior Vice President,      1983
(3)(4)                                         Finance

Warren J. Hunzicker, M.D.    80      2003      None                        1989
(2)

Larry Winn, Jr.              81      2003      None                        1985
(2)(4)(5)(6)

(1) Subject to the approval of the shareholders at the annual meeting of share-holders to be held on April 19, 2001, will be elected for a three year term ending in 2004.

(2) Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Blessing is currently Vice President, Business Development and Strategy, Sprint PCS, Kansas City, Missouri, a position he has held since 1998. He has been with Sprint and related entities in various capacities since 1981. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a sub- sidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the
     Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen served as President of Sunset Life, a subsidiary of Registrant, from 1973 until his retirement in 1999. Mr. Jensen serves as a Director of Sunset Life and Generations Bank, subsidiaries. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1962 specializing in insurance and agribusiness. He retired in 1990. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mr. Ross also serves as a Director of Generations Bank, a subsidiary. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. She also serves as a Director ofGenerations Bank, a subsidiary. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.

(3) See below with respect to the business experience of executive officers of the Company.

(4)  Member of Executive Committee.

(5)  Member of Audit Committee.

(6)  Member of Compensation Committee.


    Name, Age and                           Business Experience
      Position                              During Past 5 Years

J. R. Bixby, 75            Chairman since 1972; President from 1964 until he
Chairman of the Board      retired in April, 1990.  Responsible for overall
                           corporate policy.  Chairman of the Board of Sunset
                           Life and Old American, subsidiaries.

R. Philip Bixby, 47        Elected Assistant Secretary in 1979; Assistant Vice
President, CEO and Vice    President in 1982; Vice President in 1984; Senior
Chairman of the Board      Vice President, Operations in 1990; Executive Vice
                           President in 1996; President and CEO in April,
                           1998;  and Vice Chairman of the Board in January,
                           2000. Director and President of Sunset Life,
                           Director of Old American, and Director of
                           Generations Bank, subsidiaries.

Richard L. Finn, 59        Elected Vice President in 1976; Financial Vice Presi-
Senior Vice President,     dent in 1983; and to present position in 1984.  Chief
Finance                    financial officer and responsible for investment of
                           the Company's funds, accounting and taxes. Director and Treasurer of Sunset Life, Director, Vice Presi-dent and Chief Financial Officer and Assistant
                           Treasurer of Old American, and Director of
                           Generations Bank, subsidiaries.

Jack D. Hayes, 60          Elected Senior Vice President, Marketing in February,
Senior Vice President-     1994; and to present position in October, 2000.
Emeritus, Marketing        Responsible for Marketing, Marketing Administration,
                           Communications and Public Relations.  Served as
                           Executive Vice President and Chief Marketing Officer of Fidelity Union Life, Dallas, Texas, from June,
                           1981 to January, 1994.

Mark A. Milton, 42         Elected Assistant Actuary in 1984; Assistant Vice
Senior Vice President      President/Associate Actuary in 1987; Vice President/
and Actuary                Associate Actuary in 1989; Vice President and Actuary
                           in January, 2000; and to present position in January, 2001. Responsible for Actuarial Services, State
                           Compliance and Group.  Director, Vice President and
                           Actuary of Sunset Life, a subsidiary.

Michael P. Horton, 58      Elected Director, Group Life/Sales in 1977; Assistant
Vice President, Group      Vice President, Group in 1981; and to present
                           position in 1984. Responsible for group sales and products.

Robert C. Miller, 54       Elected Assistant Auditor in 1972; Auditor in 1973;
Senior Vice President,     Vice President and Auditor in 1987; and to present
Administrative Services    position in 1991.  Responsible for Human Resources
                           and Administrative Functions.

Charles R. Duffy, Jr., 53  Elected Vice President, Computer Information Services
Senior Vice President,     in 1989; Vice President, Insurance Administration in
Operations                 1992; and to present position in 1996.  Responsible
                           for the Company's Computer Operations, Customer
                           Services, Claims, Agency Administration, New
                           Business, Medical and Underwriting.  Director of
                           Sunset Life and Old American, subsidiaries.

John K. Koetting, 55       Elected Assistant Controller in 1975; and to present
Vice President and         position in 1980.  Chief accounting officer
Controller                 responsible for all corporate accounting reports.
                           Director of Old American, a subsidiary.

    Name, Age and                           Business Experience
      Position                              During Past 5 Years

C. John Malacarne, 59        Elected Associate General Counsel in 1976; General
Vice President, General      Counsel in 1980; Vice President and General Counsel
Counsel and Secretary        in 1981; and to present position in 1991.
                             Responsible for Legal Department, Office of the
                             Secretary, Stock Transfer Department and Market
                             Compliance.  Director and Secretary of Sunset Life,
                             Old American, and Generations Bank, subsidiaries.

(d) Nancy Bixby Hudson is the daughter of J. R. Bixby; R. Philip Bixby and Walter E. Bixby are brothers and the nephews of J. R. Bixby.

(e)  See Business Experience During Past 5 Years above.

(f) There have been no events under any bankruptcy act, no criminal pro-ceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director, nominee or executive officer during the past five years.


Item 11.  EXECUTIVE COMPENSATION

         (a)  Compensation

     The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2000 for the fiscal years ending December 31, 2000, 1999 and 1998.


                           SUMMARY COMPENSATION TABLE

                                                    Long Term    Other     All
                           Annual Compensation      Incentive    Annual   Other
                                                    Compensa-   Compen-  Compen-
      Name and                   Salary    Bonus   tion Payouts  sation   sation
 Principal Position      Year      $         $         $           $        $
R. P. Bixby, Presi-      2000    443,700      400      0         7,000    42,287
dent, CEO and Vice       1999    405,180   41,931      0         7,000    26,853
Chairman of the Board,   1998    348,692   77,971      0         7,000    22,857
Kansas City Life;
Director of Sunset
Life, Old American,
and Generations Bank,
subsidiaries.

R. L. Finn, Senior       2000    242,160    9,049      0         7,000    24,904
Vice President,          1999    231,720   22,680      0         7,000    17,650
Finance and Director,    1998    221,712   33,748      0         7,000    17,842
Kansas City Life;
Director of Sunset
Life, Old American,
and Generations Bank,
subsidiaries.            _______________________________________________________

J. D. Hayes, Senior      2000    210,360    4,004      0         4,000    22,986
Vice President-          1999    201,300   39,973      0         4,000    15,275
Emeritus, Marketing,     1998    192,624   71,211      0         4,000    15,621
and Director, Kansas
City Life.               _______________________________________________________


C. R. Duffy, Jr.,        2000    202,020   14,654      0         3,000    18,385
Senior Vice President,   1999    188,760   18,349      0         3,000    12,483
Operations, Kansas City  1998    175,572   31,400      0             0    12,699
Life; Director of Sunset
Life and Old American,
subsidiaries.            _______________________________________________________

C. J. Malacarne, Vice    2000    202,740   14,886      0         7,000    20,809
President, General       1999    193,980   20,403      0         7,000    14,718
Counsel and Secretary    1998    185,592   23,244      0         7,000    14,861
and Director, Kansas
City Life; Director
and Secretary of Sunset
Life, Old American and
Generations Bank, sub-
sidiaries.               _______________________________________________________

                 ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

     The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute from 1% to 15% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2000 for the accounts of the named individuals are as follows: R. P. Bixby, $10,200; R. L. Finn, $10,200; J. D. Hayes, $10,200;
C. R. Duffy, Jr.,$10,200; C. J. Malacarne, $10,200. The Company has adopted a nonqualified deferred compensation plan for approximately 44 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 15% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2000 for the accounts of the named indi-viduals are as follows: R. P. Bixby, $16,422; R. L. Finn, $4,330; J. D. Hayes, $2,422; C. R. Duffy, Jr., $1,921; C.
J. Malacarne, $1,964.

     The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2 times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2000 are as follows: R.
P. Bixby,  $1,907;  R. L. Finn,  $2,866;  J. D. Hayes,  $3,841; C. J. Malacarne,
$2,357.

     The Company has a three year long term incentive plan in place for senior management that awards participants for the increase in the price of the Company's common stock from January 25, 2000 through January 24, 2003. Participants are awarded units (phantom shares) based on their annualized salary divided by the share price of $32.25 as of January 21, 2000. At the conclusion of the plan, participants receive awards based on the increase in the per share price times their number of units. Participants are also awarded dividends on these shares commensurate with the Company's dividend policy. Payments equivalent to divi- dends received by the named individuals and included in All Other Compensation are as follows: R. P. Bixby, $13,758; R. L. Finn, $7,509; J.
D. Hayes, $6,523; C. R. Duffy, Jr., $6,264; C. J. Malacarne, $6,287.

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


                                   PENSION PLAN TABLE

Compensation                  Years of Service                           SS**

                      10           20           30           40

  $ 75,000         $ 18,750     $ 37,500     $ 51,390*    $ 51,390*      $17,220
   100,000           25,000       50,000       70,000       71,390*       17,220
   125,000           31,250       62,500       87,500       91,390*       17,220
   150,000           37,500       75,000      105,000      111,390*       17,220
   200,000           50,000      100,000      140,000      151,390*       17,220
   250,000           62,500      125,000      175,000      191,390*       17,220
   300,000           75,000      150,000      210,000      231,390*       17,220
   350,000           87,500      175,000      245,000      271,390*       17,220
   400,000          100,000      200,000      280,000      311,390*       17,220
   450,000          112,500      225,000      315,000      351,390*       17,220
   500,000          125,000      250,000      350,000      391,390*       17,220

*Maximum  pension  based on an estimate of Social  Security
**Estimated  annual Social Security benefit at age 65

     A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2000, were: R. P. Bixby, 23 years; R. L. Finn, 27 years; J. D. Hayes, 7 years; C. R. Duffy, Jr., 11 years; C. J. Malacarne, 34 years.

     The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2000 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $169,454; R. L. Finn, $141,689; J. D. Hayes, $20,167; C. R. Duffy, Jr., $28,574; C. J.
Malacarne, $136,571.

     The Company has adopted an unfunded excess benefit plan which covers any employee who is an active participant in the non-contributory defined benefit pension plan and whose pension benefit under that plan would exceed the maximum benefit limited under Internal Revenue Code Section 415. A participant under this plan is entitled to a monthly benefit of the difference between the maximum monthly normal, early, or deferred vested retirement benefit determined without regard to the Internal Revenue Code Section 415 limitation and the monthly equivalent of the maximum benefit permitted by Internal Revenue Code Section
415. Participants may elect a lump sum distribution.

         (g)  Compensation of Directors

     Outside Directors are paid $4,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. The Chairman of the Board is paid $30,000 quarterly. Outside Directors of Sunset Life, a subsidiary, are paid $1,000 quarterly, inside Directors are paid $500 quarterly. The Chairman of the Board is paid $11,250 quarterly. Directors of Old American are paid $250 quarterly. The Chairman of the Board is paid $6,250 quarterly. Director fees are included in the Compensation Table.

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

         (j)  Additional Information with Respect to Compensation Committee

     The members of the Compensation Committee: Webb R. Gilmore, Michael J. Ross and Larry Winn, Jr.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of March 15, 2001, con-cerning certain beneficial owners of voting securities of the Company's $1.25 par value capital stock ("common stock"). The common stock is the Company's only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.


                   Name and Address                       Percent of Class

         John K. Koetting, Robert C. Miller
         and Anne C. Moberg, Trustees of the
         Kansas City Life Insurance Company
         Savings and Profit Sharing Plan and
         the Kansas City Life Employee Stock Plan
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(1)

                  866,512 Shares                              7.2

         WEB Interests, Ltd.
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(2)

                   2,358,340 Shares                             19.6

         Angeline I. O'Connor
         12501 Granada Lane
         Leawood, KS 66209

         Amount and Nature of Ownership(2)(3)

                   3,080,583 Shares                             25.6

         JRB Interests, Ltd.
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(4)

                   2,966,312 Shares                             24.6

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

(2) The WEB Interests, Ltd. is a Texas limited partnership (the "WEB Partner-ship"). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner's proportionate interest in the WEB Partnership.




(3) Includes 2,358,340 shares for which Angeline I. O'Connor ("Ms. O'Connor") shares the power of disposition as a co-managing general partner of the WEB Partnership. Of these shares, Ms. O'Connor: (a) as a co-managing general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 2,140,578 shares; (b) as the sole trustee of the Angeline I. O'Connor GST Trust and the Issue Trust for Angeline I. O'Connor, which trusts are limited partners of the WEB Partnership, has the power to vote 69,355 shares; and (c) as a general partner of the WEB Partnership, in her individual capacity, has the sole power to vote 215 shares. Also includes: (a) 368,555 shares for which Ms. O'Connor, as a co-trustee with R. Philip Bixby and Walter E. Bixby of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. O'Connor owns directly and has the sole power to vote and the sole power of disposition.

(4) The JRB Interests, Ltd. is a Texas limited partnership (the "JRB Partner-ship"). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner's proportionate interest in the JRB Partnership.

(5) Includes 2,966,312 shares for which Margie Morris Bixby ("MM Bixby"), as trustee of the Margie Morris Bixby Revocable Trust (the "MMB Trust"), a general partner and a limited partner of the JRB Partnership, shares the power of disposition. Of these shares, MM Bixby (a) as a general partner and a limited partner of the JRB Partnership, in her capacity as sole trustee of MMB Trust, has the sole power to vote 26,898 shares; and (b) as a limited partner of the JRB Partnership, in her individual capacity, has sole power to vote 335 shares. Also includes, 1,800 shares for which MM Bixby, as a joint tenant with right of survivorship with Mr. Vogel, shares the power to vote and the power of disposition.

(6) Includes 2,966,312 shares for which Lee M. Vogel ("Mr. Vogel"), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 269 shares; and (b) as a co-trustee (with Richard L. Finn and C. John Malacarne) of the issue trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 976,254 shares. Also includes: (a) 1,800 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; and (b) 5,298 shares which Mr. Vogel owns directly and has the sole power to vote and the sole power of disposition.

         (b)  Security Ownership of Management

     As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

     Jack D. Hayes, Michael J. Ross and Elizabeth T. Solberg are currently Directors whose terms expire on April 19,2001. They, along with William R. Blessing and Cecil R. Miller, are nominees of management for election to three year terms at the annual meeting to be held April 19, 2001:


                                                Served      Shares of
                                                 as a       Record and
     Name and               Principal         Director    Beneficially   Percent
     Address               Occupation         Since         Owned       of Class

William R. Blessing       Vice President        Nominee         100           *
11708 Manor               Sprint PCS
Overland Park, KS         Kansas City, MO

Jack D. Hayes             Senior Vice Presi-     1995           500           *
3520 Broadway             dent-Emeritus,                      2,204(1)
Kansas City, MO           Marketing

Cecil R. Miller           Retired               Nominee         100           *
12215 Ash
Overland Park, KS

Michael J. Ross           Chairman of the        1972           600           *
12826 Dubon Lane          Board, Jefferson
St. Louis, MO             Bank and Trust
                          Company,
                          St. Louis, MO

Elizabeth T. Solberg      Regional President     1997           200           *
850 W. 52nd St.            and Senior Partner,
Kansas City, MO           Fleishman-Hillard, Inc.,
                          St. Louis, MO

     The following Directors were elected April 22, 1999 for a three year term:

Walter E. Bixby           President, Old         1996     2,358,340(2)(3)   25.7
3520 Broadway             American Insur-                   365,276(4)
Kansas City, MO           ance Company,                       6,506(1)
                          Kansas City, MO                   368,555(5)

Webb R. Gilmore           Chairman, CEO          1990           500           *
833 Westover Rd.          and Shareholder,
Kansas City, MO           Gilmore & Bell,
                          Kansas City, MO

Nancy Bixby Hudson        Investor               1996     2,966,312(6)      27.4
425 Baldwin Creek Rd.                                       331,566(7)
Lander, WY

Daryl D. Jensen           Vice Chairman of       1978           939           *
2143 Old Port Dr.         the Board, Sunset
Olympia, WA               Life Insurance
                          Company of America,
                          Kansas City, MO

C. John Malacarne         Vice President,        1991            20         24.2
3520 Broadway             General Counsel                    14,173(1)
Kansas City, MO           and Secretary                   2,901,592(11)


                                                Served      Shares of
                                                 as a       Record and
     Name and               Principal         Director    Beneficially   Percent
     Address               Occupation         Since         Owned       of Class

     The following Directors were elected April 20, 2000 for a three year term:

J. R. Bixby               Chairman of the        1957     2,966,312(8)      24.6
3520 Broadway             Board
Kansas City, MO

R. Philip Bixby           President, CEO         1985     2,358,340(2)(9)   25.8
3520 Broadway             and Vice Chairman                  15,777(1)
Kansas City, MO           of the Board                      368,555(5)
                                                            362,602(10)

Richard L. Finn           Senior Vice Presi-     1983            24         24.3
3520 Broadway             dent, Finance                      25,097(1)
Kansas City, MO                                           2,901,592(11)

Warren J. Hunzicker, M.D. Director               1989           300           *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.           Retired Represent-     1985           332           *
8420 Roe Ave.             ative, U.S. Congress
Prairie Village, KS

All Directors, executive officers
and their spouses (also includes all
shares held by trustees of Company
benefit plans and shares held by the
Bixby Family and related Trusts)                          8,370,874         69.5

     *Less than 1%.

(1) Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.

(2) As co-managing general partners of the WEB Interests, Ltd., a Texas limited partnership (the "WEB Partnership"), Walter E. Bixby, R.Philip Bixby and Angeline I. O'Connor, share the power to dispose of these shares, which are owned by the WEB Partnership. As co-managing general partners, in their capacity as co-trustees of the WEB Trust, Walter E. Bixby, R. Philip Bixby and Ms. O'Connor share the power to vote 2,140,578 of these shares.

(3) Includes (a) 215 shares for which Walter E. Bixby, as a general partner of the WEB Partnership, has the sole power to vote; and (b) 69,355 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the sole power to vote.

(4) Includes (a) 350,830 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 14,446 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(5) These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. O'Connor are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.

(6) Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the "JRB Partnership"), shares with the managing general partner and the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 269 of these shares; and (b) as a co-trustee (with Richard L. Finn and C. John Malacarne) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,925,338 of these shares.

(7) Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.

(8) J. R. Bixby, as sole managing general partner of the JRB Partnership, shares with the other general partners of the JRB Partnership the power of disposition of these shares, which are owned by the JRB Partnership. Of these shares, he has the sole power to vote (a) 335 of these shares as a limited partner of the JRB Partnership, and (b) 26,898 shares as a general partner of the JRB Partnership.

(9) Includes (a)215 shares for which R. Philip Bixby as a general partner of the WEB Partnership, has the sole power to vote; and (b) 69,355 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the sole power to vote.

(10) Includes: (a) 344,464 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 18,138 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(11) Richard L. Finn and C. John Malacarne share the power to vote (a) 1,925,338 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b)976,254 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.








                                                                PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

     The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2000 at the following pages:

                                                                      Page

   Consolidated Income Statement - Years ended
      December 31, 2000, 1999 and 1998 . . . . . . . . . . . . . . .   28
   Consolidated Balance Sheet -
      December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . .   29
   Consolidated Statement of Stockholders' Equity -
      Years ended December 31, 2000, 1999 and 1998 . . . . . . . . .   30
   Consolidated Statement of Cash Flows -
      Years ended December 31, 2000, 1999 and 1998 . . . . . . . . .   31
   Notes to Consolidated Financial Statements  . . . . . . . . . . . 32-42
   Reports of Independent Auditors  . . . . . . . . . . . . . . . . .  43

         (a)(2)  Supplementary Data and Financial Statement Schedules

         Schedules are attached hereto at the following pages:

                                                                      Page

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 2000  . . . . . . . . .   22
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 2000, 1999 and 1998 . . . . . . 23-25
   III - Supplementary Insurance Information, Years ended
            December 31, 2000, 1999 and 1998 . . . . . . . . . . . .   26
   IV  - Reinsurance Information, Years ended
            December 31, 2000, 1999 and 1998 . . . . . . . . . . . .   27
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 2000, 1999 and 1998 . . . . . . . . . . . .   28

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

     10(a) Eighth Amendment, Kansas City Life Deferred Compensation Plan.

     10(b)Twenty-third Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 10(b) to the Company's 10-K Report for 1999 and incorporated herein by reference]

     10(c)Eleventh  Amendment,  Kansas City Life Employee Stock Plan.  [Filed as
          Exhibit 10(c) to the Company's 10-K Report for 1999 and incorporated herein by reference]

     10(d)Second  Amendment,  Kansas City Life Excess  Benefit  Plan.  [Filed as
          Exhibit 10(d) to the Company's 10-K Report for 1999 and incorporated herein by reference]

     13   Annual Report to Shareholders for the year ended December 31, 2000.

     21   Subsidiaries.

     23(a) Independent Accountants Consent.

     23(b) Consent of Independent Auditors.

     23(c) Independent Accountants Consent.

     23(d) Consent of Independent Auditors.

     99(a)Form 11-K for the  Kansas  City Life  Insurance  Company  Savings  and
          Profit Sharing Plan for the year 2000 and filed as a part hereof and incorporated herein by reference.

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



KANSAS CITY LIFE INSURANCE COMPANY



By: /s/ John K. Koetting
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 29, 2001





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis-trant and in the capacities and on the dates indicated.



By: /s/ R. Philip Bixby                      By: /s/ Richard L. Finn
    R. Philip Bixby                              Richard L. Finn
    Director; President, Chief                   Director; Senior Vice
    Executive Officer and Vice                   President, Finance
    Chairman of the Board                        (Principal Financial Officer)
    (Principal Executive Officer)            Date: March 29, 2001
Date: March 29, 2001



By: /s/ J. R. Bixby                          By: /s/ C. John Malacarne
    J. R. Bixby                                  C. John Malacarne
    Director; Chairman of                        Director; Vice President,
    the Board                                    General Counsel and Secretary
Date: March 29, 2001                           Date: March 29, 2001



By: /s/ Walter E. Bixby                      By: /s/ Daryl D. Jensen
    Walter E. Bixby                              Daryl D. Jensen
    Director                                     Director
Date: March 29, 2001                           Date: March 29, 2001



By: /s/ Jack D. Hayes                        By: /s/ Warren J. Hunzicker, M.D.
    Jack D. Hayes                                Warren J. Hunzicker, M.D.
    Director; Senior Vice Presi-                 Director
    dent-Emeritus, Marketing                 Date: March 29, 2001
Date: March 29, 2001

                                                            Schedule I





               KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 2000



                                                                       Amount at
                                                                     Which Shown
                                                            Fair      in Balance
           Type of Investment                   Cost         Value        Sheet

                                                         (in thousands)

Fixed maturity securities,
available for sale:
  Bonds:
    United States government and government
      agencies and authorities               $   45,050       46,368      46,368
    Mortgage-backed securities                  381,224      384,311     384,311
    Public utilities                            290,415      281,832     281,832
    All other bonds                           1,280,885    1,220,901   1,220,901
  Redeemable preferred stocks                       745          745         745
    Total                                     1,998,319    1,934,157   1,934,157


Equity securities, available for sale:
  Common stocks                                  37,966       37,851      37,851
  Perpetual preferred stocks                     62,900       56,418      56,418
    Total                                       100,866       94,269      94,269

Fixed maturity securities,
held to maturity:
  Bonds:
    United States government and government
      agencies and authorities                    4,352        4,616       4,352
    Public utilities                             12,474       13,273      12,474
    All other bonds                              63,746       62,574      63,746
      Total                                      80,572       80,463      80,572

Mortgage loans on real estate, net              396,731                  396,731
Real estate, net                                 44,443                   44,443
Real estate joint ventures                       34,185                   34,185
Policy loans                                    116,024                  116,024
Short-term                                       54,171                   54,171
    Total investments                        $2,825,311                2,754,552

                                                            Schedule II



                       KANSAS CITY LIFE INSURANCE COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEET



                                   December 31

                                                             2000           1999

                                                                (in thousands)

Assets
Investments:
  Fixed maturity securities:
    Available for sale, at fair value                     $1,449,167  1,516,472
    Held to maturity, at amortized cost                       45,983     64,608
  Equity securities available for sale, at fair value:
    Investments in affiliates                                253,162    227,007
    Other                                                     70,170     89,376
  Mortgage loans on real estate, net                         300,752    262,380
  Real estate, net                                            43,499     41,390
  Real estate joint ventures                                  26,481     29,169
  Policy loans                                                94,905     97,386
  Short-term                                                   8,761     12,956
      Total investments                                    2,292,880  2,340,744

Deferred acquisition costs                                   125,259    116,696
Value of purchased insurance in force                         59,124     63,429
Cash                                                          17,347     18,537
Deferred income tax asset                                     21,685     14,717
Other                                                        109,397    108,889
Separate account assets                                      325,148    259,899

    Total assets                                          $2,950,840  2,922,911

Liabilities and stockholders' equity
Future policy benefits                                    $  528,702    541,126
Accumulated contract values                                1,294,399  1,355,404
Other                                                        270,337    272,677
Separate account liabilities                                 325,148    259,899
    Total liabilities                                      2,418,586  2,429,106

Stockholders' equity:
  Common stock                                                23,121     23,121
  Paid in capital                                             20,109     18,498
  Accumulated other comprehensive loss                       (55,280)   (59,095)
  Retained earnings including $151,380,000 undis-
    tributed earnings of affiliates ($136,800,000 - 1999)    651,324    614,278
  Less treasury stock, at cost                              (107,020)  (102,997)
    Total stockholders' equity                               532,254    493,805

    Total liabilities and stockholders' equity            $2,950,840  2,922,911



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)




                       KANSAS CITY LIFE INSURANCE COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                INCOME STATEMENT



                                                     Years ended December 31

                                                 2000          1999        1998

                                                          (in thousands)

Revenues
Insurance revenues:
  Premiums:
    Life insurance                             $ 25,481        30,684    31,899
    Accident and health                          42,567        40,524    37,963
  Contract charges                               83,841        82,065    82,273
Investment revenues:
  Investment income, net                        155,759       159,027   156,501
  Dividends from affiliates                         100             0       100
  Realized investment gains (losses), net          (304)        1,208     9,198
Other                                            11,042         9,690    10,359
  Total revenues                                318,486       323,198   328,293
Benefits and expenses
Policy benefits:
  Death benefits                                 63,073        60,372    58,929
  Surrenders of life insurance                   10,718        10,177    14,589
  Other benefits                                 68,810        65,838    64,404
  Increase in benefit and contract reserves      49,171        60,753    58,118
Amortization of deferred policy
  acquisition costs                              11,437        12,443    16,861
Insurance operating expenses                     80,234        79,230    75,543
Management fees from affiliates                 (12,234)       (8,940)   (5,923)
  Total benefits and expenses                   271,209       279,873   282,521

Income before federal income taxes and
  equity in undistributed net income
  of affiliates                                  47,277        43,325    45,772

Federal income taxes                             12,773        12,545    12,538

Income before equity in undistributed
  net income of affiliates                       34,504        30,780    33,234

Equity in undistributed net income
  of affiliates                                  14,579        14,265    15,278

Net income                                     $ 49,083        45,045    48,512



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                                            Schedule II
                                                            (continued)





                       KANSAS CITY LIFE INSURANCE COMPANY
                   CONDENSED FINANCIAL STATEMENT OF REGISTRANT
                               CASH FLOW STATEMENT



                                                     Years ended December 31

                                                 2000          1999       1998

                                                          (in thousands)

Net cash from operating activities             $ 29,770        38,924    40,286

Investing Activities
  Investments called, matured or repaid         113,429       145,574   218,805
  Decrease in short-term
    investments, net                              4,294        23,279     9,968
  Investments sold                              319,786       382,401   364,541
  Investments purchased or originated          (362,818)     (576,854) (620,514)
  Other                                           4,689         4,346     3,403
  Acquisitions and dispositions of insur-
    ance blocks - net cash paid                       -        (5,162)  (13,250)

  Net cash provided (used) in
    investing activities                         79,380       (26,416)  (37,047)

Financing Activities
  Proceeds from borrowings                       34,700        89,950         -
  Repayment of borrowings                       (68,700)      (25,950)        -
  Policyowner contract deposits                  97,345       105,018   126,743
  Withdrawals of policyowner
    contract deposits                          (159,237)     (148,515) (154,172)
  Cash dividends to stockholders                (12,037)      (11,841)  (11,153)
  Other                                          (2,411)      (12,771)      962

  Net cash from financing activities           (110,340)       (4,109)  (37,620)

Increase (decrease) in cash                      (1,190)        8,399   (34,381)
Cash at beginning of year                        18,537        10,138    44,519

  Cash at end of year                          $ 17,347        18,537    10,138



The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

                                  Schedule III


                       KANSAS CITY LIFE INSURANCE COMPANY
                       SUPPLEMENTARY INSURANCE INFORMATION


                                       Future Policy
                        Deferred     Benefits, Contract                Other
                       Acquisition    Values and Claim   Unearned Policyholders'
                         Costs           Liabilities     Premiums       Funds
(in thousands)
December 31, 2000:
KCL - Individual        $125,259          1,833,620            319      131,958
KCL - Group                    -             10,935             25            -
Sunset                    48,040            373,006             99        9,508
Old American              71,661            257,696            367        7,273
  Total                 $244,960          2,475,257            810      148,739

December 31, 1999:
KCL - Individual        $116,696          1,902,425            505      133,458
KCL - Group                    -             16,094             54            -
Sunset                    49,606            380,615            124       10,611
Old American              70,068            253,849            405        7,468
  Total                 $236,370          2,552,983          1,088      151,537

December 31, 1998:
KCL - Individual        $102,850          1,939,018            330      120,781
KCL - Group                    -             19,070             55            -
Sunset                    47,240            380,134             17       10,966
Old American              68,867            249,729            413        5,197
  Total                 $218,957          2,587,951            815      136,944


                                          Insurance      Accident and
                         Policy           Operating     Health Written
                        Benefits          Expenses@        Premiums
                                        (in thousands)
2000:
KCL - Individual        $156,768             52,567            335
KCL - Group               35,004             20,950         43,710
Sunset                    32,387             10,167             26
Old American              52,682             17,051          2,048
  Total                 $276,841            100,735         46,119

1999:                                                               @Allocations
KCL - Individual        $162,336             53,507            362  of Insurance
KCL - Group               34,804             20,872         41,411    Operating
Sunset                    30,242             10,867             27  Expenses are
Old American              53,790             18,351          2,085   based on a
  Total                 $281,172            103,597         43,885   number of
                                                                     assumptions
1998:                                                                and esti-
KCL - Individual        $161,236             52,617            385   mates, and
KCL - Group               34,801             20,289         38,820   the results
Sunset                    29,255             10,290             28  would change
Old American              58,048             17,372          4,354  if different
  Total                 $283,340            100,568         43,587  methods were
                                                                       applied.

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.




                                   Schedule IV


                       KANSAS CITY LIFE INSURANCE COMPANY
                             REINSURANCE INFORMATION


                      Life Insurance Premiums       Accident and Health Premiums
                      2000      1999      1998         2000     1999     1998
                                               (in thousands)
Direct
KCL - Individual    $ 24,951    29,725    26,836          379      413      440
KCL - Group           11,439    11,567    12,537       48,906   50,113   46,736
Sunset                 5,606     5,491     5,656           28       29       31
Old American          78,912    81,022    83,555        5,456    6,168    6,815
  Total             $120,908   127,805   128,584       54,769   56,723   54,022

Ceded
KCL - Individual     (14,737)  (13,811)  (11,967)         (44)     (51)     (55)
KCL - Group           (2,277)   (2,333)   (2,181)      (6,674)  (9,951)  (9,158)
Sunset                (4,523)   (5,879)   (4,584)          (2)      (2)      (3)
Old American          (6,281)   (7,232)   (8,016)      (3,408)  (4,083)  (2,365)
  Total              (27,818)  (29,255)  (26,748)     (10,128) (14,087) (11,581)

Assumed
KCL - Individual       6,105     5,536     6,674            -        -        -
KCL - Group                -         -         -            -        -        -
Sunset                     -         -         -            -        -        -
Old American               -         -         -            -        -        -
  Total                6,105     5,536     6,674            -        -        -
Net                 $ 99,195   104,086   108,510       44,641   42,636   42,441

% of Assumed to Net        6         5         6            -        -        -

                          Life Insurance in Force
                          2000      1999      1998
                               (in millions)
Direct
KCL - Individual        $ 14,003    13,386    12,569
KCL - Group                3,440     3,351     3,823
Sunset                     5,629     5,807     5,768
Old American               1,048     1,072     1,101
  Total                   24,120    23,616    23,261

Ceded
KCL - Individual          (4,749)   (3,726)   (2,832)
KCL - Group                 (267)     (270)     (256)
Sunset                    (1,393)   (1,371)   (1,274)
Old American                (105)     (116)     (126)
  Total                   (6,514)   (5,483)   (4,488)

Assumed
KCL - Individual           2,818     3,131     3,380
KCL - Group                    -         -         -
Sunset                         -         -         -
Old American                   -         -         -
  Total                    2,818     3,131     3,380
Net                     $ 20,424    21,264    22,153

% of Assumed to Net           14        15        15

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.




                                   Schedule V





                       KANSAS CITY LIFE INSURANCE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS



                                                  Years ended December 31

                                               2000         1999        1998

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $ 1,519        2,877       3,686
  Deductions                                    (894)      (1,358)       (809)
  End of year                                $   625        1,519       2,877


Mortgage loan valuation account
  Beginning of year                          $ 7,000        8,500       8,500
  Deductions                                  (2,970)      (1,500)          -
  End of year                                $ 4,030        7,000       8,500


Allowance for uncollectible accounts
  Beginning of year                          $ 1,555        1,337       1,209
  Additions                                      218          491         449
  Deductions                                    (190)        (273)       (321)
  End of year                                $ 1,583        1,555       1,337




                                Exhibit 21, Form
                             10-K Kansas City Life
                                Insurance Company







                                  SUBSIDIARIES




           Kansas City Life Insurance Company's significant insurance subsidiaries are:

     1. Sunset Life Insurance Company of America, a corporation organized under the laws of the State of Washington and redomesticated to the State of Missouri.

     2. Old American Insurance Company, a corporation organized under the laws of the State of Missouri.

     The Company's non-insurance subsidiaries are not significant individually or in the aggregate.




                            Exhibit 99(a), Form 10-K
                                Kansas City Life
                                Insurance Company







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 11-K







[ ] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [FEE REQUIRED] For the fiscal year ended December 31, 2000



                                       OR



[  ] TRANSITION  REPORT  PURSUANT TO SECTION 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED] For the transition  period from __________ to
     ___________



                         Commission File Number 2-40764



      A. Kansas City Life Insurance Company Savings and Profit Sharing Plan
                                  3520 Broadway
                        Kansas City, Missouri 64111-2565



                      B. Kansas City Life Insurance Company
                                  3520 Broadway
                        Kansas City, Missouri 64111-2565