Form 10-Q
period 2001-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2001-05-07
CIK 54473

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                      For the Quarter ended March 31, 2001


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

          Class                                 Outstanding April 30, 2001
Common Stock, $1.25 par value                         12,009,236 shares




                       Kansas City Life Insurance Company
                          Quarter ended March 31, 2001

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kansas City Life's operating earnings per share declined 24 percent from last year to equal $.80. Including realized gains and losses, net income per share equaled $.79, a decrease of 27 percent from last year. The decline in earnings was mostly due to unfavorable mortality, as benefits rose as a percentage of revenues from 57 percent to 61 percent and home office operating expenses increased as well. Insurance revenues declined 4 percent in the quarter.

Net investment income increased 1 percent in the first quarter as investment margins for the interest sensitive products widened during the first quarter. It is important to note that funds generated by the variable products are segregated into separate accounts and do not generate investment income for the Company.

Home office operating expenses rose 6 percent versus the prior year primarily due to three factors. First, operating and support costs associated with Generations Bank rose since the bank was not yet operating a year ago. Second, the Company is incurring costs this year for its required triennial statutory financial examination. Third, legal costs have risen year-to-year.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments: the Parent Company, which is divided between its individual and group operations, and its two insurance affiliates.


                       Kansas City Life Insurance Company
                               Segment Information

                                            Kansas City Life          Sunset         Old
                                         Individual      Group         Life        American     Total

Revenues from external customers:
           First quarter:         2001    $27,004        14,323        6,286       18,385       65,998
                                  2000     28,923        13,890        7,638       18,934       69,385

Investment revenues:
           First quarter:         2001    $38,201           196        8,395        4,244       51,036
                                  2000     38,119           187        8,339        3,997       50,642

Operating income:
           First quarter:         2001    $ 6,309           147        1,998        1,195        9,649
                                  2000      9,354           377        2,382          690       12,803

Notes:
1.     Intersegment revenues are not material.
2.     The above totals agree to the consolidated financial statements.
3.     There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.


Kansas City Life - Individual

Total new annualized premiums declined 12 percent in the first quarter. Non-variable flexible annuity sales increased 20 percent during the quarter. This increase was partially offset by a 20 percent decline in non-variable universal life sales and a 43 percent decline in traditional life sales. Variable universal life sales declined 25 percent and variable annuity sales declined 16 percent, largely reflecting the unsettled stock market. Variable product sales accounted for 69 percent of this segment's total sales for the three months, down from 75 percent a year ago. This segment provided 77 percent of consolidated new annualized premiums for the first quarter, compared to 79 percent a year ago.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, declined 4 percent for this segment in the first quarter. However, half of the decline in contract charges is due to reduced surrender charges reflecting decreased policy surrenders.

Total benefits for this segment increased 8 percent in the first quarter. Death benefits increased 23 percent versus last year. Mortality experience for the interest sensitive products was less favorable than a year earlier. Such fluctuations are a normal occurrence, especially in any one quarter. Traditional life surrenders declined 22 percent in the three months. Surrenders on interest sensitive products as a percent of the accumulated value also declined. Total benefits, as a percent of operating revenue, equaled 61 percent in the first quarter, compared to 55 percent a year ago, reflecting the mortality results.

Operating income declined by 33 percent in the first quarter. This segment provided 41 percent of consolidated insurance revenues in the first quarter and 65 percent of consolidated operating income, compared with 42 percent and 73 percent, respectively, last year.

Kansas City Life - Group

In  the  first  quarter,   the  group  segment  contributed  2  percent  of  the
consolidated operating income, down slightly from 3 percent a year ago. However, the gross claims ratio declined slightly from 73 percent to 71 percent.

Group sales, in terms of new annualized premiums, declined 6 percent in the first quarter. The group segment provided 11 percent of consolidated annualized premiums for the first quarter, compared to 10 percent last year. Group sales were lead by the dental line, which accounted for 70 percent of total group sales. However, dental sales declined 24 percent versus last year. Partially offsetting this decline, group life sales increased 76 percent over last year and sales of group disability more than doubled.

Total benefits, which includes reserve release and reinsurance, equaled 61 percent of revenues for the first quarter, versus 59 percent a year ago. This segment provided 22 percent of consolidated insurance revenues, compared to 20 percent last year.

Sunset Life

Sunset Life's new annualized premiums rose 11 percent in the first quarter. Flexible annuity sales increased 40 percent and universal life sales increased 11 percent over last year but were partially offset by a 22 percent decline in traditional life sales. This segment contributed 4 percent of total new annualized premiums during the first quarter, up slightly from 3 percent a year ago.

Total insurance revenues for this segment declined 19 percent in the first quarter, while total benefits increased 1 percent. Death benefits rose 16 percent, as mortality experience was also less favorable for this segment. Traditional life surrenders were flat with last year and interest sensitive surrenders declined. Largely reflecting the deterioration in mortality experience, total benefits, as a percent of operating revenue equaled 58 percent in the first quarter, up from 52 percent last year.

Sunset Life's operating income declined 16 percent from last year. Sunset Life contributed 10 percent of consolidated insurance revenues and 21 percent of consolidated operating income in the first quarter, versus 11 percent and 19 percent, respectively, last year.

Old American

Old American's new annualized premiums increased 4 percent in the first quarter. This segment contributed 8 percent of total new annualized premiums, up slightly from 7 percent a year ago.

Total insurance revenues declined 3 percent in the first quarter. Total benefits declined 8 percent. Death benefits declined 7 percent in the first quarter as this segment's mortality experience improved from last year. Surrenders increased 7 percent in the first quarter. Total benefits as a percent of operating revenue equaled 61 percent compared with 65 percent a year ago.

Operating income for this segment increased 73 percent in the first quarter. This segment provided 12 percent of consolidated operating income and 28 percent of consolidated insurance revenues for the first quarter, compared to 5 percent and 27 percent, respectively, last year.


Impact of Newly Adopted Accounting Principles

Financial Accounting Standard (FAS) No. 133, "Accounting for Derivative Instruments and for Hedging Activities," provides comprehensive, consistent standards for the recognition and measurement of derivative and hedging activities. This standard was adopted January 1, 2001 and had no material effect on net income or stockholders' equity. However, this standard offered companies the opportunity to reclassify investments previously identified as Held to Maturity to either Available for Sale or Trading. Accordingly, at adoption, the Company reclassified all of its Held to Maturity securities, which were carried at amortized cost, to Securities Available for Sale, which are carried at fair value in the financial statements. The mark-to-market adjustment, at adoption, is included in Other Comprehensive Income.

On January 1, 2001, the Company also adopted the comprehensive Statutory Accounting Practices and Procedures (SSAP) guidelines for insurance companies as issued by the National Association of Insurance Commissioners (NAIC), generally referred to as "codification." While this guide does not impact stockholder reporting, which is based on accounting principles generally accepted in the United States of America (GAAP), it does govern accounting practice and procedures required for reporting to state regulators. The effect on consolidated statutory income was not material and effect on statutory surplus was an increase of $15.1 million.


Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent. Liquidity is not a concern for the Company. In the first quarter, cash provided from operating activities declined 16 percent to $17.1 million. Funds from all sources totaled $332.3 million, a 39 percent increase over last year. At March 31, 2001 the Company had $79.3 million of short-term borrowings, up $37.8 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. At March 31, 2001, separate accounts and other investments generated by the variable line totaled $317.8 million, a 35 percent annualized decrease from year end. This decrease is the result of the volatility associated with market-based investments.

Assets totaled $3.7 billion, up from $3.6 billion at year end. Excluding unrealized investment gains and losses, assets remained flat with year end. Consolidated insurance in force totaled $26.7 billion, a 3 percent decline on an annualized basis. Book value per share totaled $46.42, an increase of 19 percent on an annualized basis. Excluding unrealized investment gains and losses, book value per share equaled $48.35, an annualized growth of 4 percent.

During the first quarter, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares during 2001.

The Board of Directors declared a quarterly dividend of $.27 per share, an 8 percent increase over last year's dividend of $.25 per share.

Market and Interest Rate Risk Analysis

Statements made in the 2000 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At March 31, 2001, the Company had an unrealized investment loss of $23.3 million, net of related taxes and deferred policy acquisition costs, down from the $43.8 million unrealized loss reported at year end 2000. This decrease is primarily the result of decreased interest rates in the corporate bond market during the first quarter.

Part II:  Other Information

Item 4.  Result of Votes of Security Holders

On April 19, 2001, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 12,034,687 shares outstanding and eligible to vote, and 11,104,285 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

William R. Blessing        -11,010,084
Jack D. Hayes              -10,926,275
Cecil R. Miller            -11,012,959
Michael J. Ross            -11,034,991
Elizabeth T. Solberg       -11,015,107

The following Directors continued their term of office after this meeting:

Joseph R. Bixby                     Nancy Bixby Hudson
R. Philip Bixby                     Warren J. Hunzicker, M.D.
Walter E. Bixby                     Daryl D. Jensen
Richard L. Finn                     C. John Malacarne
Webb R. Gilmore                     Larry Winn, Jr.

Item 6.

Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 2001.


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


                       KANSAS CITY LIFE INSURANCE COMPANY



/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance


/s/John K. Koetting
John K. Koetting
Vice President and Controller


/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary



Date:  May 7, 2001


                                  Consolidated
                                 Balance Sheet
                                 (in thousands)

                                      March 31     December 31
                                        2001           2000
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,085,670      1,934,156
    Securities held to maturity,
      at amortized cost                        0         80,572
  Equity securities available
    for sale, at market                   95,616         94,270
  Mortgage loans                         405,206        396,731
  Short-term                              46,023         54,171
  Other                                  196,575        194,652
                                   -------------  -------------
                                       2,829,090      2,754,552

Cash                                       7,464         13,391
Deferred acquisition costs               241,203        244,960
Other assets                             293,080        308,210
Separate account assets                  292,921        325,148
                                   -------------  -------------

                                     $ 3,663,758      3,646,261
                                   =============  =============

Liabilities and equity
Future policy benefits               $   818,991        821,286
Accumulated contract values            1,618,571      1,619,887
Notes Payable                             79,278         41,520
Other liabilities                        295,348        306,166
Separate account liabilities             292,921        325,148
                                   -------------  -------------
  Total liabilities                    3,105,109      3,114,007

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         20,966         20,109
  Accumulated other comprehensive loss   (34,767)       (55,280)
  Retained earnings                      656,845        651,324
  Less treasury stock                   (107,516)      (107,020)
                                   -------------  -------------
                                         558,649        532,254
                                   -------------  -------------
                                     $ 3,663,758      3,646,261
                                   =============  =============

Notes:
* Comprehensive income equals $30,031,000 and $14,909,000, for 2001 and 2000, respectively.
   This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the period, 12,036,735 shares (12,034,516 shares - 2000).

* These interim financial statements should be read in conjunction with the Company's 2000 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.



                                  Consolidated
                                Income Statement
                     (in thousands, except per share data)

                                              Quarter ended
                                                 March 31
                                              2001     2000
                                             ------   ------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 23,981   25,633
    Accident and health                      11,586   11,052
  Contract charges                           27,154   28,526
Investment revenues:
  Investment income, net                     51,036   50,642
  Realized gains (losses)                      (201)     486
Other                                         3,277    4,174
                                            -------  -------
    Total revenues                          116,833  120,513
                                            -------  -------

Benefits and expenses
Policy benefits:
  Death benefits                             31,402   28,771
  Surrenders of life insurance                3,815    4,471
  Other benefits                             18,356   17,365
  Increase in benefit and contract reserve   17,393   17,717
Amortization of policy acquisition costs      7,748    8,588
Insurance operating expenses                 25,090   24,639
                                            -------  -------
    Total benefits and expenses             103,804  101,551
                                            -------  -------
Pretax income                                13,029   18,962
                                            -------  -------
  Federal income taxes:
  Current                                     2,357    6,187
  Deferred                                    1,154     (343)
                                            -------  -------
                                              3,511    5,844
                                            -------  -------
Net income                                 $  9,518   13,118
                                            =======  =======
Per common share
  Operating income                           $ 0.80     1.06
  Realized investment gains (losses), net     (0.01)    0.03
                                            -------  -------
  Net income                                 $ 0.79     1.09
                                            =======  =======

Cash dividends                               $ 0.27     0.25


                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                                Quarter ended
                                                                   March 31
                                                              2001       2000
 Operating activities
   Net cash provided                                        $17,134      20,328
                                                            -------     -------

 Investing activities
   Purchases of fixed maturities available for sale        (263,347)   (113,474)
   Sales of fixed maturities available for sale             190,074      87,328
   Sales of equity securities available for sale              1,668      28,925
   Maturities and principal paydowns of
     fixed maturity investments:
         Available for sale                                  33,301      22,780
         Held to maturity                                         0      13,681
   Purchases of other investments                           (18,037)    (29,914)
   Sales, maturities and principal paydowns
     of other investments                                     9,392      10,425
   Net sales of short-term investments                        6,879      12,546
                                                            -------     -------

   Net cash provided (used)                                 (40,070)     32,297
                                                            -------     -------

 Financing activities
 Policyowner contract deposits                               36,094      33,962
 Withdrawals of policyowner contract deposits               (40,068)    (53,912)
 Dividends paid to stockholders                              (3,997)     (3,015)
 Proceeds from borrowings                                    37,715       9,000
 Repayment of borrowings                                          0     (48,500)
 Other, net                                                 (12,735)     (2,949)
                                                            -------     -------

   Net cash provided (used)                                  17,009     (65,414)
                                                            -------     -------

 Decrease in cash                                            (5,927)    (12,789)
 Cash at beginning of year                                   13,391      22,355
                                                            -------     -------

   Cash at end of period                                     $7,464       9,566
                                                            =======     =======

Message  from the President and CEO

     Kansas City Life's operating earnings declined 24 percent from last year's record level to $.80 a share for the first quarter. Much of the decline was due to considerably less favorable mortality experience than a year ago. Such fluctuations, especially in any one quarter, are to be expected in the life insurance business. The Company also realized a small net investment loss this quarter compared to a small net gain a year earlier. Therefore, net income, which includes these realized investment gains and losses, decreased 27 percent from $1.09 a share last year to $.79 a share this year.

     Sales of variable universal life and annuity products were impacted negatively by the slumping stock market. Declines in these products caused overall sales, in terms of new annualized premiums, to decline 10 percent. The Company offers a broad spectrum of insurance products to meet its customers needs, from variable products, to interest sensitive offerings, to traditional products with fixed investment returns. The benefits of this broad product portfolio were apparent in the first quarter. While variable insurance sales slowed, new premiums from flexible annuity products rose 21 percent. Additionally, sales of traditional final expense coverage to the senior market increased 4 percent. We anticipate renewed sales progress over the remainder of the year since Kansas City Life will introduce enhanced variable universal life and annuity products next month, heightening these offerings' competitiveness.

     Insurance revenues in the enclosed financial statements declined 4 percent. Life premiums decreased 6 percent, but accident and health premiums, largely group dental premiums, rose 5 percent. While contract charges generated by the interest sensitive and variable products declined 5 percent, half of the decrease was due to a decline in surrender charges, reflecting reduced policy surrender activity. Life insurance in force totals $26.7 billion, a 3 percent annualized decline since the beginning of the year.

     Investment income rose 1 percent, mirroring the growth of the investment assets. Investment margins in our interest sensitive products widened in the quarter, partially offsetting the mortality experience noted above.

     No Company shares were purchased under the stock repurchase program during the first quarter. However, Kansas City Life may repurchase up to one million of its shares in the open market under the program during 2001.

     Stockholder equity per share, or book value, rose to $46.42. Excluding equity fluctuations due to changes in our securities portfolio's market value, book value equaled $48.35 a share, a 4 percent annualized growth since the first of the year.

     The Board of Directors approved a $.27 a share quarterly dividend payable May 21 to stockholders of record on May 7.