Form 10-Q
period 2001-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2001-08-08
CIK 54473

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934


                       For the Quarter ended June 30, 2001


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

           Class                               Outstanding July 31, 2001
Common Stock, $1.25 par value                      12,018,888 shares




                       Kansas City Life Insurance Company
                           Quarter ended June 30, 2001

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company's 2000 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward-looking statements and information that are based on management's current expectations as of the date of this document. The words "anticipate", "believe", estimate" and "expect" and similar expressions, are intended to identify forward-looking statements which are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from expectations include: (1) general economic and business conditions; (2) changes in interest rates; (3) the performance of the stock market; (4) increased competition in the sale of insurance and annuities;
(5) customer response to new products, distribution channels and marketing initiatives; (6) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products; (7) insurance regulatory changes or actions; and (8) ratings assigned to the Company and its subsidiaries by independent rating organizations such as A.M. Best Company. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Results of Operations

Kansas City Life's net income per share declined 17 percent in the second quarter to equal $.95. For the first half, net income per share declined 22 percent to equal $1.74. The effect of realized gains and losses on net income for both second quarter and six months was negligible. The decline in earnings was due to three factors. First, overall mortality experience continues to be less favorable than prior periods. Second, home office operating expenses increased in both the quarter and first half. Third, the benefit from the unlocking of assumptions related to the amortization of deferred acquisition costs declined $3.2 million for the six months as unlocking equaled $0.8 million for the six months of 2001 versus $4.0 million for 2000.

Net investment income declined 3 percent in the second quarter and 1 percent in the first half as portfolio yields declined slightly. The investment portfolio's book value was unchanged over the past year. Interest margins on the interest sensitive products were maintained. It is important to note that funds generated by the variable products are segregated into separate accounts and do not generate investment income for the Company.

Home office operating expenses rose 10 percent in the second quarter and 8 percent in the first half. This increase is primarily due to increased legal costs, primarily due to a lawsuit involving Sunset Life, and increased costs associated with our banking and customer relationship management endeavors.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments: Kansas City Life, which is divided between its individual and group operations, and its two insurance affiliates.



                       Kansas City Life Insurance Company
                               Segment Information

                                         Kansas City Life      Sunset       Old
                                        Individual   Group      Life      American    Total

Revenues from external customers:
           Six months:            2001   $54,652     30,231     12,257     36,566    133,706
                                  2000    54,535     28,393     14,578     37,608    135,114
           Second quarter:        2001    27,648     15,908      5,971     18,181     67,708
                                  2000    25,612     14,503      6,940     18,674     65,729

Investment revenues:
           Six months:            2001   $76,060        361     16,749      8,404    101,574
                                  2000    77,431        370     16,975      8,076    102,852
           Second quarter:        2001    37,859        165      8,354      4,160     50,538
                                  2000    39,312        183      8,636      4,079     52,210

Segment income:
           Six months:            2001   $13,682      1,248      2,713      3,341     20,984
                                  2000    17,107        597      5,588      3,548     26,840
           Second quarter:        2001     6,934      1,101      1,091      2,340     11,466
                                  2000     7,667        220      3,039      2,796     13,722

Notes:
1.   Intersegment revenues are not material.
2.   The above totals agree to the consolidated financial statements.
3. There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.

Kansas City Life - Individual

Total new annualized premiums declined 7 percent in the second quarter. This decline was largely due to a 16 percent decline in non-variable universal life sales, a 49 percent decline in variable universal life sales, and a 23 percent decline in variable annuity sales. However, partially offsetting these declines, non-variable flexible annuity sales more than doubled during the quarter. For the six months, new annualized premiums declined 10 percent. Non-variable flexible annuity sales increased 64 percent over last year. Partially offsetting this increase, non-variable universal life sales decreased 18 percent and traditional life sales declined 20 percent. Variable universal life sales fell 36 percent and variable annuity sales declined 20 percent. Variable product sales accounted for two-thirds of this segment's total sales for the six months, compared to 78 percent last year. This segment provided 78 percent of consolidated new annualized premiums for the six months, the same as last year.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, rose 8 percent in the second quarter and 2 percent in the first half.

Total benefits for this segment declined 6 percent in the second quarter but rose 1 percent in the first half. Death benefits on non-interest sensitive life insurance products fell 16 percent in the second quarter but rose 2 percent in the first half. Mortality experience for the universal life line was less favorable than a year earlier. Traditional life surrenders declined 14 percent in the second quarter and 19 percent in the first half. Total benefits, as a percent of total revenue excluding realized gains and losses, equaled 60.2 percent in the first half, versus 58.9 percent a year ago.

Income on this segment declined 10 percent in the second quarter and 20 percent in the first half. In the six months, this segment provided 41 percent of consolidated insurance revenues and 65 percent of consolidated income, compared with 40 percent and 64 percent, respectively, a year ago.

Kansas City Life - Group

In the first half, the group segment contributed 6 percent of the consolidated income, up from 2 percent a year ago. This segment provided 23 percent of consolidated insurance revenues, compared to 21 percent last year. The claims ratio increased from 67.5 percent to 70.0 percent, primarily due to the dental and life lines. Much of the increase in earnings was due to a $1.6 million pretax gain on the cession of a block of group life business.

Group sales, in terms of new annualized premiums, declined 19 percent in the second quarter and 12 percent in the first half. The group segment provided 9 percent of consolidated annualized premiums for the first half, compared to 10 percent last year. Group sales were lead by the dental line, which accounted for 77 percent of total group sales. However, dental sales declined 3 percent in the second quarter and 15 percent in the first half as premium rates were inceased. Group disability sales declined 43 percent in the second quarter but increased 40 percent in the six months.

Sunset Life

Sunset Life's new annualized premiums declined 25 percent in the second quarter as universal life sales fell 48 percent and non-variable flexible annuities declined 17 percent. For the first half, new annualized premiums declined 15 percent as universal life sales declined 24 percent and non-variable flexible annuities declined 9 percent. This segment contributed 5 percent of total new annualized premiums during the first half, the same as a year ago.

Total insurance revenues for Sunset Life declined 7 percent in the second quarter and 14 percent in the first half. Total benefits for this segment declined 8 percent in the second quarter and 3 percent in the first half. Death benefits on non-interest sensitive products rose 35 percent in the second quarter and 25 percent in the first half, as mortality experience was also less favorable for this segment. Traditional life surrenders fell 11 percent in the second quarter and 6 percent in the six months. Largely reflecting the deterioration in mortality experience, total benefits, as a percent of total revenue excluding realized gains and losses equaled 56.4 percent in the first half, up from 53.6 percent last year.

Sunset Life's income declined 64 percent in the second quarter and 51 percent in the first half due to the claims experience noted above and increased legal fees as discussed earlier. In the first half, Sunset Life contributed 9 percent of consolidated insurance revenues and 13 percent of consolidated income, versus 11 percent and 21 percent, respectively, last year.

Old American

Old American's new annualized premiums increased 11 percent in the second quarter and 8 percent in the first half. This segment contributed 8 percent of total new annualized premiums in the first half, versus 7 percent a year ago.

Total insurance revenues declined 3 percent in both the second quarter and first half. Total benefits rose 5 percent in the second quarter but fell 2 percent in the first half. Death benefits increased 14 percent in the second quarter and 2 percent in the six months as this segment's mortality experience improved from last year. Surrenders increased 5 percent in the second quarter and 6 percent in the first half. For the first half, total benefits as a percent of revenue excluding realized gains and losses equaled 59.1 percent, versus 59.3 a year ago.

Income for this segment declined 16 percent in the second quarter and 6 percent in the first half. This segment provided 16 percent of consolidated income and 27 percent of consolidated insurance revenues for the first half, compared to 13 percent and 28 percent, respectively, last year.

Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent. Liquidity is not a concern for the Company. For the six months, cash provided from operating activities rose 12 percent to $37.1 million. Funds from all sources totaled $661.1 million, a 63 percent increase over last year. At June 30, 2001 the Company had $105.0 million of short-term borrowings, up $63.5 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. At June 30, 2001, separate accounts and other investments generated by the variable line totaled $345.8 million, a 1 percent annualized decrease from year end. This decrease is the result of the volatility associated with market-based investments.

Assets totaled $3.7 billion, up from $3.6 billion at year end. Excluding the effects of unrealized investment gains and losses, assets totaled $3.8 million, versus $3.7 million at year end. Consolidated insurance in force totaled $26.5 billion, a 3 percent decline on an annualized basis. Book value per share totaled $46.34, an increase of 9 percent on an annualized basis.

During the first half, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares during 2001.

The Board of Directors declared a quarterly dividend of $.27 per share, an 8 percent increase over last year's dividend of $.25 per share.

Resently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how companies account for business combinations and for the purchased goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for Kansas City Life on January 1, 2002 and are being evaluated for their effect on the Kansas City Life financial statements. The Company presently has no goodwill recorded and as a result, the adoption of the new pronouncements is not expected to have a significant impact on the Kansas City Life financial statements.

Market and Interest Rate Risk Analysis

Statements made in the 2000 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At June 30, 2001, the Company had an unrealized investment loss of $32.5 million, net of related taxes and deferred policy acquisition costs, down from the $43.8 million unrealized loss reported at year end 2000. This decrease is primarily the result of decreased interest rates in the corporate bond market during the first half. Part II:
Other Information

Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company believes that the actions described below are part of this trend. The Company denies all allegations of wrongdoing in these lawsuits and has been defending them vigorously.

Edgar W. Howard, Sr., Individually and on Behalf of All Others Similarly Situated v. Sunset Life Insurance Company of America, District Court of Burnet County, Texas, 33rd Judicial District, Case No. 20451. Plaintiff alleged that Sunset Life breached his universal life insurance contract when it sent him letters advising that his universal life policy was underfunded and that he needed to pay additional premiums in order to maintain the current level of death benefit. Plaintiff sought unspecified compensatory damages, interest, costs, and attorney fees; and alleged as causes of action breach of contract, unjust enrichment, breach of duty of good faith, and fair dealing. In addition, the petition included a claim for injunctive and declarative relief and sought certification as a class action on behalf of all persons who purchased universal life insurance policies from Sunset Life on or after January 1, 1986, and who had been forced to increase their premium payments or reduce their death benefits. On June 14, 2001, the trial court entered a summary judgment on behalf of Sunset Life on all of plaintiff's claims. Plaintiff has filed a notice of appeal.

In the previously reported case of Bette Schwager, On Behalf of Herself and All Others Similarly Situated, v. Kansas City Life Insurance Company, United States District Court for the Western District of Texas, Austin Division, Case No. A-00-CA424-JN. This case was originally filed in the 345th Judicial District Court for Travis County, Texas on June 8, 2000 as Case No. GN-001652. The trial court has entered a summary judgment on behalf of the Company on all of the plaintiff's claims alleging fraud, fraudulent concealment, unfair discrimination, breach of contract, breach of fiduciary duty/constructive fraud, and negligent misrepresentation in connection with the sale of life insurance policies to the plaintiff and to her husband.

In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, California Superior Court, Case No. SC051573, filed March 9, 1998 in Los Angeles Superior Court, the Trial Court on July 31, 2001 issued an order denying plaintiff's request for certification of a class on her common law constructive fraud claims. The Court did, however, rule that the plaintiff's
Section 17200 claims may be pursued on behalf of a class of California residents who purchased Universal Life policies between January 1, 1985 and December 31, 1999. Section 17200 claims are tried to the Court and not to any jury and the relief in such cases is limited to restitution or injunctive relief. A Court may not award compensatory or punitive damages on a Section 17200 claim. The Court's order states that it has not made any ruling on or decided the merits of the plaintiff's Section 17200 claims. Sunset will be required to give notice of the certification of the Section 17200 claims to all California residents who purchased UL policies between January 1, 1985 and December 31, 2001 and it is anticipated that this notice may prompt other cases to be filed against Sunset. Management denies the allegations, including the existence of a legitimate class and the existence of a uniform unfair business practice capable of resolution under Section 17200 and intends to defend this matter vigorously. However, no assurances can be given regarding the outcome of this lawsuit.


In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims and legal actions that may arise in the ordinary course of business. Some of these claims and legal actions are in jurisdictions where juries sometimes award punitive damages grossly disproportionate to actual damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on the Company's business, results of operations, and financial position. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       KANSAS CITY LIFE INSURANCE COMPANY




/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance



/s/John K.Koetting
John K. Koetting
Vice President and Controller



/s/C. John Malacarne
C. John Malacarne
Vice President, General Counsel and Secretary

Date:  August 6, 2001

                                  Consolidated
                                 Balance Sheet
                                 (in thousands)

                                      June 30     December 31
                                        2001         2000
                                   -------------  -------------
Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,033,102      1,934,156
    Securities held to maturity,
      at amortized cost                        -         80,572
  Equity securities available
    for sale, at market                   94,408         94,270
  Mortgage loans                         405,586        396,731
  Short-term                             108,800         54,171
  Other                                  217,649        194,652
                                   -------------  -------------
                                       2,859,545      2,754,552

Cash                                       7,424         13,391
Deferred acquisition costs               242,701        244,960
Other assets                             299,413        308,210
Separate account assets                  318,907        325,148
                                   -------------  -------------

                                     $ 3,727,990      3,646,261
                                   =============  =============

Liabilities and equity
Future policy benefits               $   816,165        821,286
Accumulated contract values            1,619,185      1,619,887
Notes Payable                            104,996         41,520
Other liabilities                        311,626        306,166
Separate account liabilities             318,907        325,148
                                   -------------  -------------
  Total liabilities                    3,170,879      3,114,007

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         21,255         20,109
  Accumulated other
    comprehensive loss                   (44,013)       (55,280)
  Retained earnings                      665,068        651,324
  Less treasury stock                   (108,320)      (107,020)
                                   -------------  -------------
                                         557,111        532,254
                                   -------------  -------------

                                     $ 3,727,990      3,646,261
                                   =============  =============

Notes:
* Comprehensive income equals $32,251,000 and $22,761,000, for 2001 and 2000, respectively, and $2,220,000 and $7,852,000 for the second quarter of 2001 and 2000. This varies from net income due to unrealized gains or losses on securities.

* These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

* Income per common share is based upon the weighted average number of shares outstanding during the six months, 12,028,148 shares (12,036,642 shares - 2000).

* These interim financial statements should be read in conjunction with the Company's 2000 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

* Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.




                                  Consolidated
                                Income Statement
                     (in thousands, except per share data)
                                        Quarter ended   Six Months ended
                                            June 30          June 30
                                         2001    2000     2001     2000
                                        ------  ------   ------   ------
Revenues
Insurance revenues:
  Premiums:
    Life insurance                   $ 24,551   23,869   48,532   49,502
    Accident and health                11,222   11,300   22,808   22,352
  Contract charges                     26,579   26,742   53,734   55,268
Investment revenues:
  Investment income, net               50,538   52,210  101,574  102,852
  Realized gains                            9      (64)    (192)     422
Other                                   5,356    3,818    8,632    7,992
                                      -------  -------  -------  -------
    Total revenues                    118,255  117,875  235,088  238,388
                                      -------  -------  -------  -------
Benefits and expenses
Policy benefits:
  Death benefits                       29,333   30,008   60,735   58,779
  Surrenders of life insurance          3,759    4,147    7,574    8,618
  Other benefits                       18,130   18,366   36,486   35,731
  Increase in benefit and
    contract reserve                   17,574   18,923   34,967   36,640
Amortization of policy
  acquisition costs                     7,727    2,694   15,475   11,282
Insurance operating expenses           26,286   24,198   51,376   48,837
                                      -------  -------  -------  -------
    Total benefits and expenses       102,809   98,336  206,613  199,887
                                      -------  -------  -------  -------

Pretax income                          15,446   19,539   28,475   38,501
                                      -------  -------  -------  -------
Federal income taxes:
  Current                               3,682    5,130    6,039   11,317
  Deferred                                298      687    1,452      344
                                      -------  -------  -------  -------
                                        3,980    5,817    7,491   11,661
                                      -------  -------  -------  -------

Net income                          $  11,466   13,722   20,984   26,840
                                      =======  =======  =======  =======

Per common share:

  Net income                           $ 0.95     1.14     1.74     2.23

  Cash dividends                       $ 0.27     0.25     0.54     0.50



                                  CONSOLIDATED
                            STATEMENT OF CASH FLOWS
                                 (in thousands)
                                                    Six Months ended
                                                         June 30
                                                     2001        2000
 Operating activities
   Net cash provided                               $37,097       33,103

 Investing activities
   Purchases of fixed maturities
     available for sale                           (466,768)    (173,486)
   Sales of fixed maturities
     available for sale                            374,249      156,830
   Sales of equity securities
     available for sale                              3,873       28,926
   Maturities and principal paydowns
     of fixed maturity investments:
       Available for sale                           87,795       47,220
       Held to maturity                                  -       19,855
   Purchases of other investments                  (54,140)     (59,554)
   Sales, maturities and principal
     paydowns of other investments                  21,930       21,814
   Net purchase (sale) of
     short-term investments                        (54,629)       2,296
   Disposition of group life block:
      Cash paid net of ceding
        commission received                         (4,000)           -

   Net cash provided (used)                        (91,690)      43,901

 Financing activities
 Policyowner contract deposits                      72,818       69,040
 Withdrawals of policyowner
   contract deposits                               (74,460)    (108,525)
 Dividends paid to stockholders                     (7,239)      (6,024)
 Proceeds from borrowings                           63,325       25,400
 Repayment of borrowings                                 -      (60,400)
 Other, net                                         (5,818)      (1,837)

   Net cash provided (used)                         48,626      (82,346)

 Decrease in cash                                   (5,967)      (5,342)
 Cash at beginning of year                          13,391       22,355

   Cash at end of period                            $7,424       17,013



Message  from the President and CEO

     Our earnings continue to trail last year's record pace. Net income per share declined 22 percent in the first half to $1.74 and decreased 17 percent in the second quarter to $.95. A portion of the decline was due to incurring small investment losses this year compared with small investment gains a year ago. Operating earnings, which exclude these realized investment gains and losses, equaled $1.75 a share for the six months, 21 percent below a year ago. Operating earnings declined 17 percent in the second quarter to $.95 a share.

     Adverse mortality fluctuations continue to restrain earnings comparisons, but two unusual items also impacted earnings results in the second quarter. Unlocking, or modifying, deferred acquisition cost assumptions based upon actual emerging experience benefited second quarter earnings in both years. However this benefited pretax earnings $4.0 million last year versus $0.8 million this year. This reduced benefit was partially offset by a $1.6 million gain on the reinsurance of a block of group business.

     The slowing economy and struggling stock market impacted sales. Annualized new premiums declined 9 percent as a 50 percent increase in new flexible annuity premiums was more than offset by a 25 percent decline in sales of variable products. Sales of final expense coverage to the senior market increased 8 percent, but sales of group insurance declined 12 percent largely due to increased dental premium rates.

     Operating revenues were relatively unchanged in both the quarter and the six months. Premiums from the traditional lines of business declined slightly in the half but rose 2 percent for the quarter. Contract charges generated by the interest sensitive and variable products decreased 3 percent in the first half and 1 percent in the quarter. Net investment income declined slightly in both the quarter and six months but interest margins were maintained in the interest sensitive lines of business.

     Home office operating expenses rose 8 percent largely due to costs related to the new bank and customer relationship activities, and legal fees associated with a lawsuit involving Sunset Life.

     Stockholder equity per share, or book value, rose to $46.34. Excluding equity fluctuations due to changes in the securities portfolio's market value, book value equaled $49.05 a share, a 5 percent annualized increase since the first of the year.

     I am pleased to report that Bruce W. Gordon recently joined Kansas City Life as Senior Vice President, Marketing. Bruce assumes the duties of our retiring head of marketing, Jack D. Hays. Bruce has 28 years of broad marketing experience in both the field and home office. He was recently Vice President, Independent Distribution, Individual Insurance, for Sun Life Assurance of Canada.

     Generations Bank has completed its first year of operations. During this period it has acquired over 3,000 customers and almost $40 million in assets.

     The Board of Directors has authorized the repurchase of up to one million of the Company's shares in the open market during 2001. However, no shares have been acquired thus far.

     The Board also approved a quarterly dividend of $.27 a share payable August 20 to stockholders of record on August 6.