Form 10-Q
period 2001-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2001-11-15
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2001

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

                     Yes X                                                          No______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent date available.

Class	Outstanding October 31, 2001
Common Stock, $1.25 par value	12,026,252 SHARES

Kansas City Life Insurance Company
Quarter ended September 30, 2001

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These interim financial statements should be read in conjunction with the Company’s 2000 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This filing contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. The words “anticipate”, “believe”, estimate” and “expect” and similar expressions, are intended to identify forward-looking statements which are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company’s future results to differ materially from expectations include: (1) general economic and business conditions; (2) changes in interest rates; (3) the performance of the stock market; (4) increased competition in the sale of insurance and annuities; (5) customer response to new products, distribution channels and marketing initiatives; (6) changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company’s products; (7) insurance regulatory changes or actions; and (8) ratings assigned to the Company and its subsidiaries by independent rating organizations such as A.M. Best Company. There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Results of Operations

Kansas City Life’s net income per share declined 40 percent in the third quarter to equal $.73. For the nine months, net income per share declined 28 percent to equal $2.47. The decline in earnings was primarily due to four factors. First, benefits as a percent of revenues excluding realized gains and losses increased from 58.0 percent in 2000 to 59.2 percent this year. Second, home office operating expenses increased in both the quarter and the nine months. Third, the amortization of deferred acquisition costs increased as a result of a reduced benefit this year from the unlocking of amortization assumptions to reflect actual experience. Finally, the Company realized investment losses in both the quarter and nine months compared to small gains a year ago. Despite 1 percent growth in investment assets, net investment income declined 4 percent in the third quarter and 2 percent in the nine months as portfolio yields declined 17 basis points. Net realized investment losses equaled $2.8 million in the third quarter and $3.0 million for the nine months reflecting the economic downturn our nation is experiencing. Following is a table that reflects the gross gains, gross losses and the related deferred policy acquisition cost adjustment for the nine months ended September 30, 2001 and September 30, 2000.

                                                             Nine Months ended
                                                                September 30
                                                             2001          2000
                                                               (in thousands)

  Gross gains resulting from:
           Sales of securities                       $      12,641    $    5,236
           Sales of real estate and joint ventures           3,843           818
           Securities called                                   145           462
                          Total gross gains                 16,629         6,516

  Gross losses resulting from:
           Sales of securities                             (11,967)       (5,400)
           Write-downs of securities                        (5,646)            -
           Sales of real estate and joint ventures            (511)          (70)
           Securities called                                (2,038)         (485)
                          Total gross losses               (20,162)       (5,955)

  Related deferred policy acquisition costs                    558             -

  Net realized gains (losses)                        $      (2,975)   $      561

The Company continually reviews its securities positions to make determinations as to their value. Several factors are analyzed in making these determinations including but not limited to an analysis of the firm, its industry, specific company factors, valuation levels, subsequent developments and input from other ratings agencies and brokers. Based upon these analyses, the Company wrote down the value of several securities whose impairment in value was considered to be other than temporary.

Home office operating expenses rose 9 percent in the third quarter and 8 percent in the nine months. The primary factors contributing to this increase were higher legal costs, primarily due to a lawsuit involving Sunset Life, and costs associated with the development and operation of the bank and customer relationship management endeavors.

The following schedule addresses the financial performance of each of the Company’s four reportable operating segments: Kansas City Life, which is divided between its individual and group operations, and its two insurance affiliates.

                                         Kansas City Life Insurance Company
                                                 Segment Information
                                                   (in thousands)

                                    Kansas City Life     Sunset   Old
                                   Individual   Group     Life  American  Total
Revenues from external customers:
           Nine months:    2001      $81,380    43,985   18,757  54,723   198,845
                           2000       81,368    41,880   21,687  56,165   201,100
           Third quarter:  2001       26,727    13,754    6,500  18,157    65,138
                           2000       26,833    13,487    7,109  18,557    65,986

Investment revenues:
           Nine months:    2001     $113,420       425   25,142  12,561   151,548
                           2000      116,415       544   25,839  12,261   155,059
           Third quarter:  2001       37,360        64    8,393   4,157    49,974
                           2000       38,984       174    8,864   4,185    52,207

Segment income (loss):
           Nine months:    2001      $18,083       214    5,590   5,879    29,766
                           2000       25,957       476    8,868   6,115    41,416
           Third quarter:  2001        4,401    (1,034)   2,877   2,538     8,782
                           2000        8,850      (121)   3,280   2,567    14,576

Notes:
1.      Intersegment revenues are not material.
2.      The above totals agree to the consolidated financial statements.
3.      There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.

Kansas City Life - Individual

Total new annualized premiums declined 8 percent in the third quarter. This decline was largely due to a 33 percent decline in variable universal life sales and a 40 percent decline in variable annuity sales. Partially offsetting these declines, non-variable flexible annuity sales more than doubled during the third quarter. For the nine months, new annualized premiums declined 9 percent. Non-variable flexible annuity sales rose 84 percent above last year. Offsetting this, variable universal life sales fell 35 percent, non-variable universal life sales fell 33 percent and variable annuity sales declined 26 percent. Variable product sales accounted for 61 percent of this segment's total sales for the nine months, compared to 78 percent a year ago. This segment provided 78 percent of consolidated new annualized premiums for the nine months, the same as last year.

Total insurance revenues, which include premium renewals and contract charges on the interest sensitive products, were flat in the third quarter and rose 1 percent in the nine months. Total benefits for this segment declined 1 percent in the third quarter and were flat in the nine months. Traditional life surrenders declined 22 percent in the third quarter and 20 percent in the nine months. Total benefits, as a percent of total revenue excluding realized gains and losses, equaled 59.8 percent in the nine months compared to 59.0 percent last year.

Income for this segment declined by half in the third quarter and 30 percent in the nine months. In the nine months, this segment provided 41 percent of consolidated revenues and 60 percent of consolidated income, compared with 40 percent and 63 percent, respectively, last year.

Kansas City Life - Group

In the nine months, the group segment contributed 1 percent of consolidated income, the same as last year. This segment provided 22 percent of consolidated revenues versus 21 percent last year. This segment experienced a $1.0 million loss for the third quarter. The claims ratio for the third quarter was 80.7 compared to 67.9 last year, primarily due to the dental line's third quarter claims ratio which increased from 70.1 in 2000 to 85.2 in 2001. For the nine months this segment recorded a small net income, down 55 percent versus last year. The claims ratio for the nine months increased from 67.6 percent to 73.5 percent, as this ratio increased for all lines except weekly disability and stop loss.

Revenues from group products rose 5 percent year-to-year. The Company discontinued selling its stop loss product in 1999. The residual effects of this carried over into 2000 and minimally into 2001. Excluding the effect of stop loss, these revenues rose 13 percent. Also included in this segment's income was a $1.6 million pretax gain that resulted from the second quarter cession of a block of group life business.

Group sales, in terms of new annualized premiums, declined 1 percent in the third quarter and 9 percent in the nine months. This segment provided 9 percent of consolidated annualized premiums for the nine months, the same as last year. Group sales were lead by the dental line, which accounted for 76 percent of total group sales. However, dental sales were flat in the third quarter and declined 10 percent in the nine months as premium rates were increased over last year. Group disability sales increased 30 percent in the third quarter and increased 36 percent in the nine months.

Sunset Life

Sunset Life's new annualized premiums declined 42 percent in the third quarter as non-variable flexible annuity sales fell 67 percent and traditional life sales declined 27 percent. However, universal life sales rose 19 percent in the quarter. For the nine months, new annualized premiums declined 23 percent as non-variable flexible annuity sales fell 29 percent and universal life sales declined 15 percent. This segment contributed 4 percent of total new annualized premiums during the nine months, versus 5 percent a year ago.

Total insurance revenues for Sunset Life declined 9 percent in the third quarter and 12 percent in the nine months. Total benefits for this segment declined 2 percent in the third quarter and 3 percent in the nine months. Traditional life surrenders declined 13 percent in the third quarter and 8 percent in the nine months. Total benefits, as a percent of total revenue excluding realized gains and losses equaled 53.9 percent in the nine months, up from 51.2 percent last year, reflecting less favorable mortality experience.

Sunset Life's net income declined 12 percent in the third quarter and 37 percent in the nine months. In the nine months, Sunset Life contributed 9 percent of consolidated revenues and 19 percent of consolidated income, compared to 11 percent and 21 percent, respectively, last year.

Old American

Old American's new annualized premiums increased 2 percent for the nine months. This segment contributed 8 percent of total new annualized premiums in the nine months, versus 7 percent a year ago.

Total insurance revenues declined 2 percent in the third quarter and 3 percent in the nine months. Total benefits were flat in the third quarter but declined 2 percent in the nine months. Surrenders increased 7 percent in the third quarter and 6 percent in the nine months. For the nine months, total benefits as a percent of revenue excluding realized gains and losses equaled 58.0 percent, virtually level with last year's percent.

Income for this segment declined 1 percent in the third quarter and 4 percent in the nine months. This segment provided 20 percent of consolidated income and 28 percent of consolidated revenues for the nine months, versus 15 percent and 28 percent, respectively, last year.

Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent. Liquidity is not a concern for the Company. For the nine months, cash provided from operating activities rose 77 percent to $60.9 million. Funds from all sources totaled $888.7 million, a 62 percent increase over last year. At September 30, 2001 the Company had $97.6 million of short-term borrowings, up $56.1 million from year end. The Company uses these borrowings in order to pursue interest spread strategies. Funds available for investment that are generated by the variable products are segregated into separate accounts and as such do not generate investment income for the Company. At September 30, 2001, separate accounts and other investments generated by the variable line totaled $301.2 million, an 18 percent annualized decrease from year end. Most of this decrease occurred following the stock market's decline following the events of September 11.

Assets totaled $3.7 billion, compared to $3.6 billion at year end. Consolidated insurance in force totaled $26.6 billion, a 2 percent decline on an annualized basis. Book value per share equaled $48.97, a 14 percent increase on an annualized basis.

During the nine months, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares during 2001.

The Board of Directors declared a quarterly dividend of $.27 per share, an 8 percent increase over last year's dividend of $.25 per share.

While the tragic events of September 11 had little immediate financial impact on the Company, the Company grieved with the nation over the senseless acts of violence and for the innocent victims of the terrorists. The tragedy resulted in the payment of two claims by the Company. The longer-term impact to Kansas City Life will depend upon the resiliency of both the economy and the stock market. A significant portion of the Company's sales are generated by variable products which have largely relied upon the equity markets in order to provide a proper return for our insureds. Also, declining market values in the separate accounts adversely affect policy charge revenue. However, this negative impact was not significant in the nine months.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards (FAS) No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" which provide guidance on how companies account for business combinations and for the purchased goodwill and other intangible assets that arise from those combinations or are acquired otherwise. These standards are effective for Kansas City Life on January 1, 2002 and are being evaluated for their effect on the Kansas City Life financial statements. The Company presently has no material goodwill recorded and as a result, the adoption of the new pronouncements is not expected to have a significant impact on the Kansas City Life financial statements.

Market and Interest Rate Risk Analysis

Statements made in the 2000 Annual Report to Stockholders pertaining to the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At September 30, 2001, the Company had an unrealized investment loss of $6.3 million, net of related taxes and deferred policy acquisition costs, down from the $43.8 million unrealized loss reported at year end 2000. This decrease is primarily the result of decreased interest rates in the corporate bond market and the sales of securities during the nine months.

Part II: Other Information

Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursuant on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company believes that the actions described below are part of this trend. The Company denies all allegations of wrongdoing in these lawsuits and has been defending them vigorously.

Charles R. Sullivan, on Behalf of Himself and Others Similarly Situated v. Kansas City Life Insurance Company, Security Benefit Group, Inc. and Security Benefit Life Insurance Company was filed in the United States District Court, Western District of Arkansas, El Dorado Division, Case No. CIV 01-1109. This case arises out of administration of certain interest sensitive life insurance policies originally issued by First Pyramid Life Insurance Company, which was subsequently acquired and merged into Security Benefit Life. Kansas City Life coinsures and administers a number of the policies at issue by virtue of an agreement with Security Benefit Life effective April 1, 1997. The representative Plaintiff alleges that Security Benefit Life and Kansas City Life wrongfully converted policies to extended term coverage instead of utilizing accumulated values to pay premiums as they came due and seeks to have the matter certified as a class action. The Company has filed its Answer to the allegations. The case is currently in discovery. The Company intends to defend the case vigorously, and has denied the substance of the allegations, including the existence of a legitimate class.

In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, California Superior Court, Case No. SC051573, filed March 9,1998 in Los Angeles Superior Court, the Trial Court on July 31, 2001 issued an order denying plaintiff's request for certificiation of a class on her common law constructive fraud claims. Plaintiff has asked the Court of Appeals to review the denial of certification of her fraud claims. The Court of Appeals has recently accepted plaintiff's appeal and directed Sunset to file a brief addressing the issue of why an order should not be issued directing the Trial Court to certify a class on plaintiff's common law fraud claim. If a fraud class were certified, the plaintiff could attempt to recover on behalf of a class punitive damages and compensatory damages. The fraud claim would be tried to a jury. The Trial Court has already ruled that the plaintiff's Section 17200 claims may be pursued on behalf of a class of California residents who purchased Universal Life policies between January 1, 1985 and December 31, 1999. Section 17200 claims are tried to the court and not to any jury and the relief in such cases is limited to restitution or injunctive relief. A court may not award compensatory or punitive damages on a Section 17200 claim. The Trial Court's order states that it has not made any ruling on or decided the merits of the plaintiff's Section 17200 claims. Sunset has given notice of the certification of the Section 17200 claims to all California residents who purchased UL policies between January 1, 1985 and December 31, 2001 and it is anticipated that this notice may prompt other cases to be filed. In light of the appeal on the fraud class action issue, the Court of Appeals has issued an order staying any trial in this case. Management denies the allegations and claims in this case, including the existence of a legitimate class, the commission of fraud and the existence of a uniform unfair business practice capable of resolution under Section 17200 and intends to defend this matter vigorously. However, no assurances can be given regarding the outcome of this lawsuit.

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

KANSAS CITY LIFE INSURANCE COMPANY

/s/Richard L. Finn
Richard L. Finn
Senior Vice President, Finance

/s/John K. Koetting
John K. Koetting
Vice President and Controller

/s/C. John Malacarne
C. John Malacarne
Senior Vice President, General Counsel and Secretary

Date: November 14, 2001

Consolidated
Balance Sheet
(in thousands)

                                     September 30     December 31
                                        2001            2000

Assets
Investments:
  Fixed maturities:
    Securities available for sale,
      at market                      $ 2,054,723      1,934,156
    Securities held to maturity,
      at amortized cost                        -         80,572
  Equity securities available
    for sale, at market                   80,819         94,270
  Mortgage loans                         412,586        396,731
  Short-term                             123,623         54,171
  Other                                  250,370        194,652
                                       2,922,121      2,754,552

Cash                                       9,586         13,391
Deferred acquisition costs               239,307        244,960
Other assets                             295,387        308,210
Separate account assets                  271,172        325,148

                                     $ 3,737,573      3,646,261

Liabilities and equity
Future policy benefits               $   817,707        821,286
Accumulated contract values            1,626,866      1,619,887
Notes Payable                             97,590         41,520
Other liabilities                        335,024        306,166
Separate account liabilities             271,172        325,148
  Total liabilities                    3,148,359      3,114,007

Stockholders' equity:
  Capital stock                           23,121         23,121
  Paid in capital                         21,562         20,109
  Accumulated other
    comprehensive loss                   (17,781)       (55,280)
  Retained earnings                      670,605        651,324
  Less treasury stock                   (108,293)      (107,020)
                                         589,214        532,254

                                     $ 3,737,573      3,646,261
Notes:
  Comprehensive income equals $67,265,000 and $50,472,000 for 2001 and 2000, respectively, and $35,014,000 and $27,711,000 for the third quarter of 2001 and 2000. This varies from net income due to unrealized gains or losses on securities.

  These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.

  Income per common share is based upon the weighted average number of shares outstanding during the period, 12,027,518 shares (12,037,380 shares - 2000).

  These interim financial statements should be read in conjunction with the Company's 2000 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

  Certain amounts from the prior financial statements have been reclassified to conform with the current presentation.

Consolidated
Income Statement
(in thousands, except per share data)

                                              Quarter ended  Nine Months ended
                                               September 30      September 30
                                              2001     2000     2001     2000
Revenues
Insurance revenues:
  Premiums:
    Life insurance                         $ 24,209   25,103   72,741   74,605
    Accident and health                      10,837   10,772   33,645   33,124
  Contract charges                           26,312   26,609   80,045   81,877
Investment revenues:
  Investment income, net                     49,974   52,207  151,548  155,059
  Realized gains (losses)                    (2,783)     139   (2,975)     561
Other                                         3,780    3,502   12,414   11,494
    Total revenues                          112,329  118,332  347,418  356,720
Benefits and expenses
Policyholder benefits                        67,661   66,810  207,424  206,578
Amortization of policy acquisition costs      8,788    7,245   24,263   18,527
Insurance operating expenses                 25,412   24,125   76,788   72,962
    Total benefits and expenses             101,861   98,180  308,475  298,067

Pretax income                                10,468   20,152   38,943   58,653
Federal income taxes:
  Current                                       983    3,680    7,022   14,997
  Deferred                                      703    1,896    2,155    2,240
                                              1,686    5,576    9,177   17,237

Net income                                 $  8,782   14,576   29,766   41,416

Per common share

  Net income                                 $ 0.73     1.21     2.47     3.44

  Cash dividends                               0.27     0.25     0.81     0.75

Consolidated
Statement of Cash Flows
(in thousands)

                                                    Nine Months ended
                                                       September 30
                                                     2001        2000
 Operating activities
   Net cash provided                              $  60,892     34,417

 Investing activities
   Available for sale securities:
     Purchases of fixed maturities                 (646,511)  (243,191)
     Sales of fixed maturities                      482,338    236,207
     Sales of equity securities                      10,786     34,831
     Maturities and principal paydowns
       of fixed maturity investments                123,039     61,963
   Purchases of other investments                   (58,598)   (85,563)
   Sales, maturities and principal
     paydowns of other investments                   46,494     55,590
   Net purchase of short-term
     investments                                    (69,452)    (7,619)
   Disposition of life block:
      Cash paid net of ceding
        commission received                          (4,000)         -
   Net cash provided (used)                        (115,904)    52,218

 Financing activities
 Policyowner contract deposits                      109,107    101,754
 Withdrawals of policyowner
   contract deposits                               (103,277)  (152,784)
 Dividends paid to stockholders                     (10,486)    (9,031)
 Proceeds from borrowings                            56,070     25,400
 Repayment of borrowings                                  -    (64,900)
 Other, net                                            (207)    (1,662)
   Net cash provided (used)                          51,207   (101,223)

 Decrease in cash                                    (3,805)   (14,588)
 Cash at beginning of year                           13,391     22,355
   Cash at end of period                          $   9,586      7,767
Message from the President and CEO

        Last year’s record results continue to provide difficult comparisons against which to measure this year’s performance. While current year earnings are the second best in Company history, operating earnings per share declined 23 percent to $2.64 for the nine months and 26 percent to $.89 for the quarter. Net income, which also takes realized investment gains and losses into account, decreased 28 percent to $2.47 a share for the nine months and 40 percent to $.73 a share for the third quarter.

        Mortality experience continues to restrain earnings, with benefits rising as a percentage of revenues. An adverse fluctuation in mortality experience has been an industry-wide phenomenon this year. Additionally, the amortization of deferred acquisition costs increased from last year due to a reduced benefit from unlocking, or modifying, amortization assumptions to reflect actual experience. Finally, home office operating expenses rose 8 percent, the same as last quarter.

        Marketing efforts were adversely impacted by the sluggish economy and a floundering stock market as new annualized premiums decreased 9 percent. Increased sales of interest sensitive and traditional products, notably annuities and final expense policies, were not sufficient to overcome a 28 percent decline in sales of variable products. Insurance in force declined slightly to $26.6 billion.

        Total revenues, excluding realized investment gains and losses, declined 2 percent in the nine months and 3 percent in the quarter. Insurance revenues declined 2 percent in both the quarter and nine months, as a modest increase in group disability premiums was more than offset by declining life insurance premiums and contract charges generated by the interest sensitive and variable lines of business. Investment revenues decreased 2 percent in the nine months and 4 percent in the quarter as a 17 basis point decline in the portfolio’s yield offset 1 percent growth in the portfolio. The economic downturn contributed to $3.0 million of net realized investment losses in the nine months compared to $0.6 million in net realized gains last year.

        Book value, or stockholders’ equity per share, equals $48.97, a 14 percent annualized increase from the beginning of the year. Excluding the impact on book value from the increase in our securities’ market value due to declining interest rates, book value equals $49.50, a 4 percent annualized increase.

        The Board of Directors approved a $.27 a share quarterly dividend, payable November 19 to stockholders of record on November 5.

        The tragedy of September 11 profoundly saddened our great nation but it also strengthened its resolve and unity, and reaffirmed its values. Kansas City Life provided insurance coverage for two victims of the tragedy. The financial protection and security which we offer our insureds is especially comforting in times like these.

R. Philip Bixby