Form 10-K
period 2001-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2002-03-11
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition Period from to Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY
(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered
None	None

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

        As of January 31, 2002, 12,018,658 shares of the Company’s capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $137,961,792.

Part II

Documents Incorporated by Reference

Item 5:	Market for Registrant's Common Equity and Related Stockholder Matters.	Page 44 of Annual Report to shareholders for the year ended December 31, 2001.
Item 6:	Selected Financial Data.	Page 24 of Annual Report to shareholders for the year ended December 31, 2001.
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations.	Pages 22 through 27 of Annual Report to Shareholders for The year ended December 31, 2001.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.	Pages 25 through 27 of Annual Report to shareholders for the year ended December 31, 2001.
Item 8:	Financial Statements and Supplementary Data.	Pages 28 through 43 of Annual Report to shareholders for the year ended December 31, 2001.

Part IV

Index to Exhibits	Page 20

PART I

Item 1. BUSINESS

        Kansas City Life Insurance Company (KCL) was incorporated under the assess-ment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903. The Company operates nationwide, being licensed in 48 states and the District of Columbia.

        The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance affiliates, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a career general agency sales force and these products generate 41% of consolidated insur-ance revenues. Variable universal life and annuities totaled 45% of new statutory premiums in 2001. The group products, largely life, disability and administrative services only, are sold through the general agency sales force and appointed group agents. Group revenues account for 22% of insurance revenues. Sunset markets interest sensitive and traditional products to individuals through a personal pro-ducing general agency system. Sunset operates in 43 states and the District of Columbia. This segment provides 9% of revenues. The Old American segment markets whole life final expense products to seniors through a general agency sales force. Old American operates in 46 states and the District of Columbia, and accounts for 28% of consolidated insurance revenues.

        Old American and Sunset's administrative and accounting operations and systems are merged into KCL's home office. However, each entity operates a separate and independent marketing department and field force.

        KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal govern-ment generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

        KCL and its subsidiaries have 638 full time employees located in the home office. The Company considers relations with its employees to be good.

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

        In the previously reported case of Patricia A. Adams, et al, v. Kansas City Life Insurance Company, United States District Court for the Western District of Missouri, Case No. 981053CVW-9-6, following denial of the plaintiffs' amended motion for class certification in April, 2000, the case was transferred back to the United States District Court, Middle District of Florida, Case No. 8:97-CV-2921-T-26TGW. The Company has now settled with all individual plaintiffs for nominal amounts.

        In the previously reported case of Edgar W. Howard, Sr., Individually and on Behalf of All Others Similarly Situated v. Sunset Life Insurance Company of America, Burnett County, Texas, Thirty-third Judicial Case No. 20451, the Court of Appeals upheld the trial court's entry of a summary judgment on behalf of Sunset Life on all plaintiffs' claims.

        In the previously reported case of David Bahr, et al, v. Kansas City Life Insurance Company, Frank Sherlock, et al, San Bernardino County, California Superior Court, Case No. SCVSS 58192, it has been resolved through arbitration. The arbitrator has entered an order resolving all of plaintiff's claims in exchange for payment of less than $50,000 by the Company.

        In the case of Charles R. Sullivan, etc., previously reported in the Company's Form 10-Q Report for the Quarter Ended September 30, 2001, discovery is continuing. Management believes that it is administering and has responsibility for less than 200 of the policies involved in this dispute.

        In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, Case No. SC051573, the Superior Court of the State of California, County of Los Angeles, on February 28, 2002 approved a settlement of a nation-wide class action lawsuit focusing on universal life sales practices by Sunset Life. The settlement will become final after 60 days if no appeal is taken from the court's order approving the settlement. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1982 through December 31, 2001) had an ownership interest in one or more of Sunset Life's universal life policies during the class period. The reserve in connection with this settlement was increased to $18,000,000 in 2001. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by us. We will continue to update this estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to a claims resolution procedure becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and claim resolution, the range of any additional costs related to the settlement cannot be estimated with precision.

        In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on the Company’s business, results of operations and financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)   The following information, as of December 31, 2001, is provided with respect to each Director and Nominee:

                                 Term as
                                 Director                              Served as
                                 Expires       Other Positions         Director
   Name of Director         Age  in April      with the Company          From
   ----------------         ---  --------      ----------------        ---------

Walter E. Bixby (1)(2)       42    2002      None                        1996

Webb R. Gilmore              57    2002      None                        1990
(1)(2)(4)(5)(6)

Nancy Bixby Hudson (1)(2)    49    2002      None                        1996

Daryl D. Jensen (1)(2)       62    2002      None                        1978

C. John Malacarne (3)(4)     60    2002      Senior Vice President,      1991
                                             General Counsel
                                             and Secretary

William A. Schalekamp*       57     --       Vice President and         Nominee
(1)(3)                                       Chief Compliance
                                             Officer/Associate
                                             General Counsel

J. R. Bixby (3)(4)           76    2003      Chairman of the Board       1957

R. Philip Bixby              48    2003      President, CEO and Vice     1985
(3)(4)                                       Chairman of the Board

Richard L. Finn*             60    2003      None                        1983
(3)(4)

Warren J. Hunzicker, M.D.    81    2003      None                        1989
(2)

Tracy W. Knapp*              39    2003      Senior Vice President,       --
(3)                                          Finance

Larry Winn, Jr.              82    2003      None                        1985
(2)(4)(5)(6)

William R. Blessing          47    2004      None                        2001
(2)

Bruce W. Gordon (3)*         54    2004      Senior Vice President,       --
                                             Marketing

Cecil R. Miller (2)(5)       67    2004      None                        2001

Michael J. Ross              60    2004      None                        1972
(2)(4)(5)(6)

Elizabeth T. Solberg         62    2004      None                        1997
(2)

*William A. Schalekamp has been nominated to replace C. John Malacarne who has announced he will retire after his term expires in April, 2002. Tracy W. Knapp was elected by the Board of Directors in January, 2002 to fill the expired term of Richard L. Finn who retired January, 2002. Bruce W. Gordon was elected by the Board of Directors in January, 2002 to fill the unexpired term of Jack D. Hayes who retired in December, 2001.

(1)	Subject to the approval of the shareholders at the annual meeting of share-holders to be held on April 18, 2002, will be elected for a three year term ending in 2005.
(2)	Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life and Old American, subsidiaries. Mr. Blessing is currently Vice President, Business Development and Strategy, Sprint PCS, Kansas City, Missouri, a position he has held since 1998. He has been with Sprint and related entities in various capacities since 1981. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a sub- sidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen served as President of Sunset Life, a subsidiary of Registrant, from 1973 until his retirement in 1999. Mr. Jensen serves as a Director of Sunset Life and Generations Bank, subsidiaries. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1962 specializing in insurance and agribusiness. He retired in 1990. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mr. Ross also serves as a Director of Generations Bank, a subsidiary. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. She also serves as a Director of Generations Bank, a subsidiary. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.
(3)	See below with respect to the business experience of executive officers of the Company.
(4)	Member of Executive Committee.
(5)	Member of Audit Committee.
(6)	Member of Compensation Committee.
(b) Executive Officers.
Name, Age and Position	Business Experience During Past 5 Years
J. R. Bixby, 76 Chairman of the Board	Chairman since 1972; President from 1964 until he retired in April, 1990. Responsible for overall corporate policy. Chairman of the Board of Sunset Life and Old American, subsidiaries.
R. Philip Bixby, 48 President, CEO and Vice Chairman of the Board	Elected Assistant Secretary in 1979; Assistant Vice President in 1982; Vice President in 1984; Senior Vice President, Operations in 1990; Executive Vice President in 1996; President and CEO in April, 1998; and Vice Chairman of the Board in January, 2000. Director and President of Sunset Life, Director of Old American, and Director of Generations Bank, subsidiaries.
Richard L. Finn, 60 Senior Vice President, Finance	Elected Vice President in 1976; Financial Vice Presi- dent in 1983; and to present position in 1984. Chief financial officer and responsible for investment of the Company's funds, accounting and taxes. Director and Treasurer of Sunset Life, Director, Vice Presi- dent and Chief Financial Officer and Assistant Treasurer of Old American, and Director of Generations Bank, subsidiaries. Mr. Finn retired January 31, 2002.
Name, Age and Position	Business Experience During Past 5 Years
Bruce W. Gordon, 54 Senior Vice President, Marketing	Elected Senior Vice President, Marketing in July, 2001. Responsible for Marketing, Marketing Administration, Communications and Public Relations. Served as Vice President, Distribution Individual Insurance, Sun Life Financial 1999-2001; President, Product Resource Group and Vice President-ILD Marketing, Protective Life Insurance Company 1997-1999. Elected to fill the unexpired term of Jack D. Hayes on the Company's Board of Directors in January, 2002. Senior Vice President, Marketing and a member of the Board of Directors of Sunset Life, a subsidiary.
Tracy W. Knapp, 39 Senior Vice President, Finance	Was elected Senior Vice President, Finance and to the unexpired term on the Board of Directors of Richard L. Finn, who retired January 31, 2002. Chief financial officer and responsible for the investment of the Company's funds, accounting and taxes. Mr. Knapp joined the Company in 1998 and was responsible for developing a banking subsidiary. He was elected President and CEO of Generations Bank when it was chartered in July, 2000. From 1991 to 1998,he held several positions with U.S. Credit Union including Vice President, Finances and Controller.
Mark A. Milton, 43 Senior Vice President, and Actuary	Elected Assistant Actuary in 1984; Assistant Vice President/Associate Actuary in 1987; Vice President/ Associate Actuary in 1989; Vice President and Actuary in January, 2000; and to present position in January, 2001. Responsible for Actuarial Services, State Compliance and Group. Director, Vice President and Actuary of Sunset Life, a subsidiary.
Michael P. Horton, 59 Vice President, Group	Elected Director, Group Life/Sales in 1977; Assistant Vice President, Group in 1981; and to present position in 1984. Responsible for group sales and products.
Robert C. Miller, 55 Senior Vice President, Administrative Services	Elected Assistant Auditor in 1972; Auditor in 1973; Vice President and Auditor in 1987; and to present position in 1991. Responsible for Human Resources and Administrative Functions.
Charles R. Duffy, Jr., 54 Senior Vice President, Operations	Elected Vice President, Computer Information Services in 1989; Vice President, Insurance Administration in 1992; and to present position in 1996. Responsible for the Company's Computer Operations, Customer Services, Claims, Agency Administration, New Business, Medical and Underwriting. Director of Sunset Life and Old American, subsidiaries.
John K. Koetting, 56 Vice President and Controller	Elected Assistant Controller in 1975; and to present position in 1980. Chief accounting officer responsible for all corporate accounting reports. Director of Old American, a subsidiary.
Name, Age and Position	Business Experience During Past 5 Years
C. John Malacarne, 60 Senior Vice President, General Counsel and Secretary	Elected Associate General Counsel in 1976; General Counsel in 1980; Vice President and General Counsel in 1981; and to present position in 1991. Responsible for Legal Department, Office of the Secretary, Stock Transfer Department and Market Compliance. Director and Secretary of Sunset Life, Old American, and Generations Bank, subsidiaries.
Name, Age and Position	Business Experience During Past 5 Years
William A. Schalekamp, 57 Vice President and Chief Compliance Officer/ Associate General Counsel	Joined the Company in 1971. Was elected Assistant Counsel in 1973; Associate Counsel in 1975; Assistant General Counsel in 1980; Associate General Counsel in 1984 and to his present position in January,2002. Responsible for market conduct compliance and providing legal services.

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

Item 11. EXECUTIVE COMPENSATION

        (a)   Compensation

        The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2001 for the fiscal years ending December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                   Long Term    Other     All
                           Annual Compensation     Incentive    Annual   Other
                                                   Compensa-    Compen-  Compen-
      Name and                 Salary    Bonus  tion Payouts  sation   sation
 Principal Position      Year    $         $         $           $        $
 ------------------      ----  ------    -----  ------------  -------  -------
R. P. Bixby, Presi-      2001  483,660   21,682      0         7,000    45,965
dent, CEO and Vice       2000  443,700      400      0         7,000    42,287
Chairman of the Board,   1999  405,180   41,931      0         7,000    26,853
Kansas City Life;
Director of Sunset
Life, Old American,
and Generations Bank,
subsidiaries.
                         -----------------------------------------------------

R. L. Finn, Senior       2001  256,740   20,715      0         7,000    28,201
Vice President,          2000  242,160    9,049      0         7,000    24,904
Finance and Director,    1999  231,720   22,680      0         7,000    17,650
Kansas City Life;
Director of Sunset
Life, Old American,
and Generations Bank,
subsidiaries. (Retired
January 31. 2002)        _____________________________________________________

J. D. Hayes, Senior      2001  224,859   95,909      0         4,000    24,872
Vice President-          2000  210,360    4,004      0         4,000    22,986
Emeritus, Marketing,     1999  201,300   39,973      0         4,000    15,275
and Director, Kansas
City Life. (Retired
December 31, 2001)
                         -----------------------------------------------------

C. R. Duffy, Jr.,        2001  216,180   14,513      0         3,000    19,959
Senior Vice President,   2000  202,020   14,654      0         3,000    18,385
Operations, Kansas City  1999  188,760   18,349      0         3,000    12,483
Life; Director of Sunset
Life and Old American,
subsidiaries.            _____________________________________________________

C. J. Malacarne, Vice    2001  212,880   14,455      0         7,000    23,382
President, General       2000  202,740   14,886      0         7,000    20,809
Counsel and Secretary    1999  193,980   20,403      0         7,000    14,718
and Director, Kansas
City Life; Director and
Secretary of Sunset Life,
Old American and Generations
Bank, subsidiaries.
                         -----------------------------------------------------

ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

        The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute up to 100% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2001 for the accounts of the named individuals are as follows: R. P. Bixby, $10,200; R. L. Finn, $10,200; J. D. Hayes, $10,200; C. R. Duffy, Jr.,$10,200; C. J. Malacarne, $10,200.

        The Company has adopted a nonqualified deferred compensation plan for approximately 42 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 25% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2001 for the accounts of the named indi-viduals are as follows: R. P. Bixby, $18,820; R. L. Finn, $5,204; J. D. Hayes, $3,292; C. R. Duffy, Jr., $2,771; C. J. Malacarne, $2,573.

        The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2001 are as follows: R. P. Bixby, $2,086; R. L. Finn, $4,687; J. D. Hayes, $4,335; C. R. Duffy, Jr. $223; C. J. Malacarne, $3,819.

        The Company has a three year long term incentive plan in place for senior management that awards participants for the increase in the price of the Company's common stock from January 25, 2000 through January 24, 2003. Participants are awarded units (phantom shares) based on their annualized salary divided by the share price of $32.25 as of January 21, 2000. At the conclusion of the plan, participants receive awards based on the increase in the per share price times their number of units. Participants are also awarded dividends on these shares commensurate with the Company's dividend policy. Payments equivalent to divi- dends received by the named individuals and included in All Other Compensation are as follows: R. P. Bixby, $14,859; R. L. Finn, $8,110; J. D. Hayes, $7,045; C. R. Duffy, Jr., $6,765; C. J. Malacarne, $6,790.

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

                               PENSION PLAN TABLE
                               ------------------

Compensation                    Years of Service                     SS**
------------   ------------------------------------------------    -------

                  10           20           30           40
                  --           --           --           --

  $ 75,000     $ 18,750     $ 37,500     $ 50,776*    $ 50,776*    $18,449
   100,000       25,000       50,000       70,000       70,776*     18,449
   125,000       31,250       62,500       87,500       90,776*     18,449
   150,000       37,500       75,000      105,000      110,776*     18,449
   200,000       50,000      100,000      140,000      150,776*     18,449
   250,000       62,500      125,000      175,000      190,776*     18,449
   300,000       75,000      150,000      210,000      230,776*     18,449
   350,000       87,500      175,000      245,000      270,776*     18,449
   400,000      100,000      200,000      280,000      310,776*     18,449
   450,000      112,500      225,000      315,000      350,776*     18,449
   500,000      125,000      250,000      350,000      390,776*     18,449

*Maximum pension based on an estimate of Social Security
**Estimated annual Social Security benefit at age 65

        A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2001, were: R. P. Bixby, 24 years; R. L. Finn, 28 years; J. D. Hayes, 8 years; C. R. Duffy, Jr., 12 years; C. J. Malacarne, 35 years.

        The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2001 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $167,604; R. L. Finn, $153,325; J. D. Hayes, $19,899; C. R. Duffy, Jr., $28,196; C. J. Malacarne, $144,946.

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

        (g)   Compensation of Directors

        Outside Directors are paid $5,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $1,000 if they attend Audit Committee Meeting; and $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. The Chairman of the Board is paid $30,000 quarterly. Outside Directors of Sunset Life, a subsidiary, are paid $1,000 quarterly, inside Directors are paid $500 quarterly. The Chairman of the Board is paid $11,250 quarterly. Directors of Old American are paid $250 quarterly. The Chairman of the Board is paid $8,750 quarterly. Director fees are included in the Compensation Table.

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

        (j)   Additional Information with Respect to Compensation Committee

        The members of the Compensation Committee: Webb R. Gilmore, Michael J. Ross and Larry Winn, Jr.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)   Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of January 31, 2002 concerning certain beneficial owners of voting securities of the Company's $1.25 par value capital stock ("common stock"). The common stock is the Company's only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.

                   Name and Address                       Percent of Class
                   ----------------                       ----------------

         John K. Koetting, Robert C. Miller
         and Anne C. Moberg, Trustees of the
         Kansas City Life Insurance Company
         Savings and Profit Sharing Plan and
         the Kansas City Life Employee Stock Plan
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(1)

                  847,797 Shares                                 7.1

         WEB Interests, Ltd.
         3520 Broadway
         Kansas City, MO 64111-2565

         Amount and Nature of Ownership(2)

                   2,358,340 Shares                             19.6

         Angeline I. O'Connor
         12501 Granada Lane
         Leawood, KS 66209

         Amount and Nature of Ownership(2)(3)

                   3,084,343 Shares                             25.7

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

         Lee M. Vogel
         4701 NW 59th Court
         Kansas City, MO 64151

         Amount and Nature of Ownership(4)(6)

                   2,973,410 Shares                             24.7
(1)	Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.
(2)	The WEB Interests, Ltd. is a Texas limited partnership (the "WEB Partner-ship"). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner's proportionate interest in the WEB Partnership.
(3)	Includes 2,358,340 shares for which Angeline I. O'Connor ("Ms. O'Connor") shares the power of disposition as a general partner of the WEB Partnership. Of these shares, Ms. O'Connor: (a) as a general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 2,118,067 shares; (b) as the sole trustee of the Angeline I. O'Connor GST Trust and the Issue Trust for Angeline I. O'Connor, which trusts are limited partners of the WEB Partner-ship, has the power to vote 79,879 shares; and (c) as an individual general partner of the WEB Partnership, has the sole power to vote 212 shares. Also includes: (a) 372,315 shares for which Ms. O'Connor, as a co-trustee (with R. Philip Bixby and Walter E. Bixby) of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. O'Connor owns directly and has the sole power to vote and the sole power of disposition.
(4)	The JRB Interests, Ltd. is a Texas limited partnership (the "JRB Partner- ship"). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner's proportionate interest in the JRB Partnership.
(5)	Includes 2,966,312 shares for which Margie Morris Bixby ("MM Bixby"), as the sole trustee of the Margie Morris Bixby Revocable Trust (the "MMB Trust"), a general partner and a limited partner of the JRB Partnership, shares the power of disposition. Of these shares, MM Bixby (a) as a general partner and a limited partner of the JRB Partnership, in her capacity as sole trustee of MMB Trust, has the sole power to vote 26,552 shares; and (b) as a limited partner of the JRB Partnership, in her individual capacity, has sole power to vote 331 shares. Also includes, 1,800 shares for which MM Bixby, as a joint tenant with right of survivorship with Mr. Vogel, shares the power to vote and the power of disposition.
(6)	Includes 2,966,312 shares for which Lee M. Vogel ("Mr. Vogel"), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 263 shares; and (b) as a co-trustee (with Richard L. Finn) of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 977,881 shares. Also includes: (a) 1,800 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; and (b) 5,298 shares which Mr. Vogel owns directly and has the sole power to vote and the sole power of disposition.

        (b)   Security Ownership of Management

        The following table sets forth information as of January 31, 2002 concerning officers and directors who own an interest in the Company's $1.25 par value capital stock ("common stock"). The common stock is the Company's only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

        Walter E. Bixby, Webb R. Gilmore, Nancy Bixby Hudson and Daryl D. Jensen are currently Directors whose terms expire on April 22,2002. They, along with William A. Schalekamp, are nominees of management for election to three year terms at the annual meeting to be held April 18, 2002:

                                                Served      Shares of
                                                 as a       Record and
     Name and                Principal         Director    Beneficially   Percent
     Address                 Occupation         Since         Owned       of Class
     --------                ----------        --------    ------------   --------

Walter E. Bixby           President, Old         1996         7,223(1)      25.8
3520 Broadway             American Insur-                 2,358,340(2)(3)
Kansas City, MO           ance Company,                     366,376(4)
                          Kansas City, MO                   372,315(5)
                                                Served      Shares of
                                                 as a       Record and
     Name and                Principal         Director    Beneficially   Percent
     Address                 Occupation         Since         Owned       of Class
     --------                ----------        --------    ------------   --------

Webb R. Gilmore           Chairman, CEO          1990           500           *
833 Westover Rd.          and Shareholder,
Kansas City, MO           Gilmore & Bell,
                          Kansas City, MO

Nancy Bixby Hudson        Investor               1996     2,966,312(6)      27.4
425 Baldwin Creek Rd.                                       331,566(7)
Lander, WY

Daryl D. Jensen           Vice Chairman of       1978           939           *
2143 Old Port Dr.         the Board, Sunset
Olympia, WA               Life Insurance
                          Company of America,
                          Kansas City, MO

C. John Malacarne         Senior Vice Presi-     1991            20           *
3520 Broadway             dent, General Counsel              13,973(1)
Kansas City, MO           and Secretary

William A. Schalekamp     Vice President and    Nominee           6           *
3520 Broadway             Chief Compliance                   11,195(1)
Kansas City, MO           Officer/Associate
                          General Counsel

        The following Directors, except Mr. Knapp who replaced Richard L. Finn, were elected April 20, 2000 for a three year term:

J. R. Bixby               Chairman of the        1957     2,966,312(8)      24.7
3520 Broadway             Board
Kansas City, MO

R. Philip Bixby           President, CEO         1985     2,358,340(2)(9)   25.9
3520 Broadway             and Vice Chairman                  16,680(1)
Kansas City, MO           of the Board                      372,315(5)
                                                            361,502(10)

Richard L. Finn           Retired Senior Vice    1983            24         24.2
3520 Broadway             President, Finance                  1,192(1)
Kansas City, MO                                           2,902,845(11)

Warren J. Hunzicker, M.D. Director               1989           300           *
1248 Stratford Rd.
Kansas City, MO

Larry Winn, Jr.           Retired Represent-     1985           332           *
8420 Roe Ave.             ative, U.S. Congress
Prairie Village, KS

Tracy W. Knapp            Senior Vice Presi-     2002            76(1)        *
3520 Broadway             dent Finance
Kansas City, MO

        The following Directors, except Mr. Gordon who replaced Jack D. Hayes, were elected April 19, 2001 for a three year term:

William R. Blessing       Vice President         2001           100           *
11708 Manor               Sprint PCS
Overland Park, KS         Kansas City, MO

                                                Served      Shares of
                                                 as a       Record and
     Name and                Principal         Director    Beneficially   Percent
     Address                 Occupation         Since         Owned       of Class
     --------                ----------        --------    ------------   --------

Bruce W. Gordon           Senior Vice Presi-     2002           100           *
3520 Broadway             dent, Marketing
Kansas City, MO

Cecil R. Miller           Retired                2001           100           *
12215 Ash
Overland Park, KS

Michael J. Ross           Chairman of the        1972           600           *
12826 Dubon Lane          Board, Jefferson
St. Louis, MO             Bank and Trust
                          Company,
                          St. Louis, MO

Elizabeth T. Solberg      Regional President     1997           200           *
850 W. 52nd St.            and Senior Partner,
Kansas City, MO           Fleishman-Hillard, Inc.,
                          St. Louis, MO

All Directors, executive officers
and their spouses (also includes all
shares held by trustees of Company
benefit plans and shares held by the
Bixby Family and related Partnerships
and Trusts)                                               8,364,141         69.6

     *Less than 1%.
(1)	Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.
(2)	As general partners of the WEB Interests, Ltd., a Texas limited partnership (the "WEB Partnership"), Walter E. Bixby, R.Philip Bixby and Angeline I. O'Connor, share the power to dispose of these shares, which are owned by the WEB Partnership. As general partners, in their capacity as co-trustees of the WEB Trust, Walter E. Bixby, R. Philip Bixby and Ms. O'Connor share the power to vote 2,118,067 of these shares.
(3)	Includes (a) 212 shares for which Walter E. Bixby, as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 79,879 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the power to vote.
(4)	Includes (a) 350,280 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 16,096 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.
(5)	These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. O'Connor are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.
(6)	Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the "JRB Partnership"), shares with the managing general partner and the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 263 of these shares; and (b) as a co-trustee (with Richard L. Finn) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,924,964 of these shares.
(7)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.
(8)	J. R. Bixby, as sole managing general partner of the JRB Partnership, shares with the other general partners of the JRB Partnership the power of disposition of these shares, which are owned by the JRB Partnership. Of these shares, he has the sole power to vote (a) 331 of these shares as an individual limited partner of the JRB Partnership, and (b) 26,289 shares as a general partner of the JRB Partnership, in his capacity as sole trustee of the Joseph R. Bixby Revocable Trust.
(9)	Includes (a)212 shares for which R. Philip Bixby as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 79,899 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote.
(10)	Includes: (a) 342,814 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 18,688 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.
(11)	Richard L. Finn share the power to vote (a) 1,924,964 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b)977,881 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  (1)   Financial Statements

        The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to Shareholders for the year ended December 31, 2001 at the following pages:

                                                                        Page
                                                                        ----

   Consolidated Income Statement - Years ended
     December 31, 2001, 2000 and 1999  . . . . . . . . . . . . . . .     28
   Consolidated Balance Sheet -
     December 31, 2001 and 2000  . . . . . . . . . . . . . . . . . .     29
   Consolidated Statement of Stockholders' Equity -
     Years ended December 31, 2001, 2000 and 1999  . . . . . . . . .     30
   Consolidated Statement of Cash Flows -
     Years ended December 31, 2001, 2000 and 1999  . . . . . . . . .     31
   Notes to Consolidated Financial Statements  . . . . . . . . . . .   32-42
   Reports of Independent Auditors . . . . . . . . . . . . . . . . .     43

        (a)  (2)   Supplementary Data and Financial Statement Schedules

        Schedules are attached hereto at the following pages:

                                                                        Page
                                                                        ----

   I   - Summary of Investments - Other than Investments
            in Related Parties, December 31, 2001  . . . . . . . . .     22
   II  - Condensed Financial Information of Registrant,
            Years ended December 31, 2001, 2000 and 1999 . . . . . .   23-25
   III - Supplementary Insurance Information, Years ended
            December 31, 2001, 2000 and 1999 . . . . . . . . . . . .     26
   IV  - Reinsurance Information, Years ended
            December 31, 2001, 2000 and 1999 . . . . . . . . . . . .     27
   V   - Valuation and Qualifying Accounts, Years ended
            December 31, 2001, 2000 and 1999 . . . . . . . . . . . .     28

        All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (b)   Reports on Form 8-K

        None.

        (c)   Exhibits

    Exhibit
    Number:                           Basic Documents:
    ------                            ---------------

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

     10(a)     Tenth Amendment, Kansas City Life Deferred Compensation Plan.

     10(b)     Twenty-seventh Amendment, Kansas City Life Insurance Company
               Savings and Profit Sharing Plan.

     10(c)     Thirteenth Amendment, Kansas City Life Employee Stock Plan.

     10(d)     Second Amendment, Kansas City Life Excess Benefit Plan.
               [Filed as Exhibit 10(d) to the Company's 10-K Report for
               1999 and incorporated herein by reference]

     13        Annual Report to Shareholders for the year ended December 31,
               2001.

     21        Subsidiaries.

     23(a)     Independent Auditors' Consent.

     23(b)     Consent of Independent Auditors.

     23(c)     Independent Auditors' Consent.

     23(d)     Consent of Independent Auditors.

     99(a)     Form 11-K for the Kansas City Life Insurance Company Savings
               and Profit Sharing Plan for the year 2001 and filed as a part hereof and incorporated herein by reference.

     99(b)     Prospectus for Kansas City Life Insurance Company Savings
               and Investment Plan. [Filed as Exhibit 99(b) to the Company's
               10-K Report for 2000 and incorporated herein by reference]

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ John K. Koetting
    ------------------------------
    John K. Koetting
    Vice President and Controller
    (Principal Accounting Officer)
Date: March 8, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Regis- trant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby                      By: /s/ Joseph R. Bixby
    ------------------------------               ------------------------------
    R. Philip Bixby                              Joseph R. Bixby
    Director; President, Chief                   Director; Chairman of
    Executive Officer and Vice                   the Board
    Chairman of the Board                        Date: March 8, 2002
    (Principal Executive Officer)
    Date: March 8, 2002

By: /s/ Larry Winn, Jr.                      By: /s/ C. John Malacarne
    ------------------------------               ------------------------------
    Larry Winn, Jr.                              C. John Malacarne
    Director                                     Director; Vice President,
    Date: March 8, 2002                          General Counsel and Secretary
                                                 Date: March 8, 2002

By: /s/ Walter E. Bixby                      By: /s/ Daryl D. Jensen
    ------------------------------               ------------------------------
    Walter E. Bixby                              Daryl D. Jensen
    Director                                     Director
    Date: March 8, 2002                          Date: March 8, 2002

By: /s/ Webb R. Gilmore                      By: /s/ Elizabeth T. Solberg
    ------------------------------               ------------------------------
    Webb R. Gilmore                              Elizabeth T. Solberg
    Director                                     Director
    Date: March 8, 2002                          Date: March 8, 2002

Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2001

                                                                      Amount at
                                                                     Which Shown
                                                           Fair      in Balance
           Type of Investment                   Cost       Value        Sheet
           ------------------                   ----       -----     -----------

                                                      (in thousands)

Fixed maturities available for sale:
  Bonds:
    United States government and government
      agencies and authorities               $   47,991     50,765       50,765
    Mortgage-backed securities                  532,978    535,609      535,609
    Public utilities                            290,670    285,384      285,384
    All other bonds                           1,221,352  1,185,192    1,185,192
  Redeemable preferred stocks                     5,184      5,243        5,243
                                              ---------  ---------    ---------
    Total                                     2,098,175  2,062,193    2,062,193
                                              ---------  =========    ---------

Equity securities available for sale:
  Common stocks                                  34,167     34,069       34,069
  Perpetual preferred stocks                     35,992     33,690       33,690
                                              ---------  ---------    ---------
    Total                                        70,159     67,759       67,759
                                              ---------  =========    ---------

Mortgage loans, net                             433,095                 433,095
Real estate, net                                 61,777                  61,777
Real estate joint ventures                       33,320                  33,320
Policy loans                                    112,995                 112,995
Short-term investments                          127,984                 127,984
Other investments                                10,999                  10,999
                                              ---------               ---------
    Total investments                        $2,948,504               2,910,122
                                              =========               =========

Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET

                                                                 December 31

                                                             2001        2000
                                                             ----        ----

                                                                (in thousands)

Assets
Investments:
  Fixed maturities:
    Available for sale, at fair value                     $1,487,800  1,449,167
    Held to maturity, at amortized cost                            -     45,983
  Equity securities available for sale, at fair value:
    Investments in affiliates                                255,478    253,162
    Other                                                     50,442     70,170
  Mortgage loans, net                                        322,590    300,752
  Real estate, net                                            59,543     43,499
  Real estate joint ventures                                  26,724     26,481
  Policy loans                                                91,777     94,905
  Short-term investments                                      76,187      8,761
                                                           ---------  ---------
   Total investments                                       2,370,541  2,292,880

Cash                                                           9,815     17,347
Deferred acquisition costs                                   120,175    125,259
Value of purchased insurance in force                         55,020     59,124
Deferred income tax asset                                     16,695     21,685
Other assets                                                 115,714    109,397
Separate account assets                                      305,283    325,148
                                                           ---------  ---------

    Total assets                                          $2,993,243  2,950,840
                                                           =========  =========

Liabilities and stockholders' equity
Future policy benefits                                    $  519,566    528,702
Accumulated contract values                                1,308,678  1,294,399
Other liabilities                                            294,032    270,337
Separate account liabilities                                 305,283    325,148
                                                           ---------  ---------
    Total liabilities                                      2,427,559  2,418,586
                                                           ---------  ---------

Stockholders' equity:
  Common stock                                                23,121     23,121
  Paid in capital                                             21,744     20,109
  Accumulated other comprehensive loss                       (35,833)   (47,391)
  Retained earnings including $159,756,000 undis-
    tributed earnings of affiliates ($151,380,000 - 2000)    665,282    643,435
  Less treasury stock, at cost                              (108,630)  (107,020)
                                                           ---------  ---------
    Total stockholders' equity                               565,684    532,254
                                                           ---------  ---------

    Total liabilities and stockholders' equity            $2,993,243  2,950,840
                                                           =========  =========

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCOME STATEMENT

                                                     Years ended December 31

                                                 2001      2000       1999
                                                 ----      ----       ----

                                                      (in thousands)

Revenues
Insurance revenues:
  Premiums:
   Life insurance                              $ 27,289    25,481     30,684
Accident and  health                          44,053    42,567     40,524
  Contract charges                              82,516    83,841     82,065
Investment revenues:
  Investment income, net                        151,547   155,859    159,027
  Realized investment gains (losses),net        (14,147)     (304)     1,208
Other                                            10,447    11,042      9,690
                                                -------   -------    -------
  Total revenues                                301,705   318,486    323,198
                                                -------   -------    -------
Benefits and expenses
Policy benefits                                 191,825   191,772    197,140
Amortization of deferred
  acquisition costs                              17,034    11,437     12,443
Insurance operating expenses                     78,568    80,234     79,230
Management fees from affiliates                 (11,837)  (12,234)    (8,940)
                                                -------   -------    -------
  Total benefits and expenses                   275,590   271,209    279,873
                                                -------   -------    -------

Income before federal income taxes and
  equity in undistributed net income
  of affiliates                                  26,115    47,277     43,325

Federal income taxes                              3,247    12,773     12,545
                                                -------   -------    -------

Income before equity in undistributed
  net income of affiliates                       22,868    34,504     30,780

Equity in undistributed net income
  of affiliates                                   7,054    14,579     14,265
                                                -------   -------    -------

Net income                                     $ 29,922    49,083     45,045
                                                =======   =======    =======

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
CASH FLOW STATEMENT

                                                   Years ended December 31

                                                 2001      2000       1999
                                                 ----      ----       ----

                                                      (in thousands)

Net cash provided from operating activities    $ 47,632    38,001     28,535

Investing Activities
  Purchases of investments:
    Fixed maturities available for sale        (602,440) (273,929)  (483,805)
    Fixed maturities held to maturity                 -         -     (3,354)
    Equity securities available for sale         (3,927)  (10,200)   (39,542)
  Sale of available for sale securities         498,268   274,036    333,732
  Maturities and principal paydowns
    of security investments:
    Fixed maturities available for sale         128,216    84,291    138,094
    Fixed maturities held to maturity                 -    15,414      6,993
    Equity securities available for sale         13,561    13,724        487
  Purchases of other investments               (147,068)  (77,150)   (30,833)
  Sales, maturities and principal
    paydowns of other investments                42,911    48,231     52,902
  Disposition of group insurance
    blocks - net cash paid                       (4,000)        -     (5,162)
                                                -------   -------    -------

 Net cash provided (used)                       (74,479)   74,417    (30,488)
                                                -------   -------    -------

Financing Activities
  Proceeds from borrowings                       45,530    34,700     89,950
  Repayment of borrowings                        (4,800)  (68,700)   (25,950)
  Policyholder contract deposits                110,611    97,345    105,018
  Withdrawals of policyholder
    contract deposits                          (106,387) (159,237)  (148,515)
  Change in other deposits                      (12,673)   (3,268)    14,461
  Cash dividends to stockholders                (12,991)  (12,037)   (11,841)
  Disposition (acquisition) of
    treasury stock, net                              25    (2,411)   (12,771)
                                                -------   -------    -------

  Net cash provided (used)                       19,315  (113,608)    10,352
                                                -------   -------    -------

Increase (decrease) in cash                      (7,532)   (1,190)     8,399
Cash at beginning of year                        17,347    18,537     10,138
                                                -------   -------    -------

  Cash at end of year                          $  9,815    17,347     18,537
                                                =======   =======    =======

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule III

KANSAS CITY LIFE INSURANCE COMPANY
SUPPLEMENTARY INSURANCE INFORMATION

                                     Future Policy
                        Deferred   Benefits, Contract                Other
                       Acquisition  Values and Claim  Unearned   Policyholders'
                         Costs         Liabilities    Premiums       Funds
                       ----------- ------------------ --------   -------------
                                           (in thousands)
December 31, 2001:
KCL - Individual        $120,175        1,844,473          405      114,451
KCL - Group                    -            6,980          103            -
Sunset                    50,895          379,685           77        9,422
Old American              72,536          259,862          355        5,075
                         -------        ---------       ------      -------
  Total                 $243,606        2,491,000          940      128,948
                         =======        =========       ======      =======

December 31, 2000:
KCL - Individual        $125,259        1,833,620          319      131,958
KCL - Group                    -           10,935           25            -
Sunset                    48,040          373,006           99        9,508
Old American              71,661          257,696          367        7,273
                         -------        ---------       ------      -------
  Total                 $244,960        2,475,257          810      148,739
                         =======        =========       ======      =======

December 31, 1999:
KCL - Individual        $116,696        1,902,425          505      133,458
KCL - Group                    -           16,094           54            -
Sunset                    49,606          380,615          124       10,611
Old American              70,068          253,849          405        7,468
                         -------        ---------       ------      -------
  Total                 $236,370        2,552,983        1,088      151,537
                         =======        =========       ======      =======

                                     Insurance      Accident and
                         Policy      Operating     Health Written
                        Benefits     Expenses@        Premiums
                        --------     ---------     --------------
                                   (in thousands)
2001:                                                           @Allocations
KCL - Individual        $154,175        49,703            298    of Insurance
KCL - Group               37,649        21,377         45,370    Operating
Sunset                    32,172        28,900             21    Expenses are
Old American              51,649        16,759          1,738    based on a
                         -------     ---------         ------    number of
  Total                 $275,645       116,739         47,427    assumptions
                         =======     =========         ======    and esti-
                                                                 mates, and
2000:                                                            the results
KCL - Individual        $156,768        52,567            335    would change
KCL - Group               35,004        20,950         43,710    if different
Sunset                    32,387        10,167             26    methods were
Old American              52,682        17,051          2,048    applied.
                         -------     ---------         ------
  Total                 $276,841       100,735         46,119
                         =======     =========         ======

1999:
KCL - Individual        $162,336        53,507            362
KCL - Group               34,804        20,872         41,411
Sunset                    30,242        10,867             27
Old American              53,790        18,351          2,085
                         -------     ---------         ------
  Total                 $281,172       103,597         43,885
                         =======     =========         ======

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

Schedule IV

KANSAS CITY LIFE INSURANCE COMPANY
REINSURANCE INFORMATION

                         Life Insurance Premiums    Accident and Health Premiums
                         -----------------------    ----------------------------
                        2001     2000      1999      2001     2000     1999
                        ----     ----      ----      ----     ----     ----
                                             (in thousands)
Direct
KCL - Individual      $ 35,862   24,951    29,725       344      379      413
KCL - Group             10,800   11,439    11,567    46,129   48,906   50,113
Sunset                   5,576    5,606     5,491        23       28       29
Old American            76,508   78,912    81,022     4,742    5,456    6,168
                       -------  -------   -------   -------  -------  -------
  Total               $128,746  120,908   127,805    51,238   54,769   56,723
                       -------  -------   -------   -------  -------  -------

Ceded
KCL - Individual       (16,363) (14,737)  (13,811)      (46)     (44)     (51)
KCL - Group             (7,944)  (2,277)   (2,333)   (2,375)  (6,674)  (9,951)
Sunset                  (5,947)  (4,523)   (5,879)       (2)      (2)      (2)
Old American            (5,467)  (6,281)   (7,232)   (3,004)  (3,408)  (4,083)
                       -------  -------   -------   -------  -------  -------
  Total                (35,721) (27,818)  (29,255)   (5,427) (10,128) (14,087)
                       -------  -------   -------   -------  -------  -------

Assumed
KCL - Individual         4,934    6,105     5,536         -        -        -
KCL - Group                  -        -         -         -        -        -
Sunset                       -        -         -         -        -        -
Old American                 -        -         -         -        -        -
                       -------  -------   -------   -------  -------  -------
  Total                  4,934    6,105     5,536         -        -        -
                       -------  -------   -------   -------  -------  -------
Net                   $ 97,959   99,195   104,086    45,811   44,641   42,636
                       =======  =======   =======   =======  =======  =======

% of Assumed to Net          5        6         5         -        -        -

                         Life Insurance in Force
                         ---- --------- -- -----
                        2001       2000      1999
                        ----       ----      ----
                              (in millions)
Direct
KCL - Individual      $ 14,068     14,003    13,386
KCL - Group              3,292      3,440     3,351
Sunset                   5,639      5,629     5,807
Old American             1,020      1,048     1,072
                       -------    -------   -------
  Total                 24,019     24,120    23,616
                       -------    -------   -------

Ceded
KCL - Individual        (5,158)    (4,749)   (3,726)
KCL - Group               (329)      (267)     (270)
Sunset                  (1,562)    (1,393)   (1,371)
Old American               (95)      (105)     (116)
                       -------    -------   -------
  Total                 (7,144)    (6,514)   (5,483)
                       -------    -------   -------

Assumed
KCL - Individual         2,626      2,818     3,131
KCL - Group                  -          -         -
Sunset                       -          -         -
Old American                 -          -         -
                       -------    -------   -------
  Total                  2,626      2,818     3,131
                       -------    -------   -------
Net                   $ 19,501     20,424    21,264
                       =======    =======   =======

% of Assumed to Net         13         14        15

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

Schedule V

KANSAS CITY LIFE INSURANCE COMPANY
VALUATION AND QUALIFYING ACCOUNTS

                                                  Years ended December 31

                                               2001         2000        1999
                                               ----         ----        ----

                                                       (in thousands)

Real estate valuation account
  Beginning of year                          $   625        1,519       2,877
  Deductions                                    (625)        (894)     (1,358)
                                              ------       ------      ------
  End of year                                $     0          625       1,519
                                              ======       ======      ======

Mortgage loan valuation account
  Beginning of year                          $ 4,030        7,000       8,500
  Deductions                                       0       (2,970)     (1,500)
                                              ------       ------      ------
  End of year                                $ 4,030        4,030       7,000
                                              ======       ======      ======

Allowance for uncollectible accounts
  Beginning of year                          $ 1,583        1,555       1,337
  Additions                                      492          218         491
  Deductions                                    (492)        (190)       (273)
                                              ------       ------      ------
  End of year                                $ 1,583        1,583       1,555
                                              ======       ======      ======