Form 10-Q
period 2002-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2002-05-15
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2002

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

         Class                                  Outstanding April 30, 2002
Common Stock, $1.25 par value                       11,996,336 shares

Kansas City Life Insurance Company
Quarter ended March 31, 2002

Part I
Item 1. Financial Statements

Incorporated by reference from the Quarterly Report to Stockholders (pages 4 through 7). See the attached exhibit. These unaudited interim financial statements should be read in conjunction with the Company's 2001 Annual Report to Stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward-Looking Statements

This filing contains forward-looking statements and information that are based on management's current expectations as of the date of this document within the meaning of the Securities Litigation Reform Act of 1995. The words "anticipate", "believe", estimate" and "expect", and similar expressions, are intended to identify forward-looking statements which are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company's future results to differ materially from expectations include:

(1)	General economic and business conditions;
(2)	Changes in interest rates;
(3)	The performance of the stock market;
(4)	Increased competition in the sale of insurance and annuities;
(5)	Customer response to new products, distribution channels and marketing initiatives;
(6)	Changes in the Federal income tax laws and regulations which may affect the relative tax advantages of some of the Company's products;
(7)	Insurance regulatory changes or actions; and
(8)	Ratings assigned to the Company and its subsidiaries by independent rating organizations.

There can be no assurance that other factors not currently anticipated by management will not also materially and adversely affect the Company. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The calculation of life insurance policy reserves is dependent upon estimates of future mortality experience. These estimates require judgments based upon the Company's past experience. If the actual mortality experience in a period varies from that assumed, the impact of the reserves released in relation to the death claims incurred will vary and may negatively impact the period's earnings. Over time, earnings volatility will result from changes in mortality experience.

Policy acquisition costs, principally agent commissions and other selling, selection and issue costs, are capitalized as incurred and amortized against earnings over the expected future profits of the business. Profit expectations are based upon estimates of future interest spreads, mortality margins, operating expenses and surrender experience. These estimates involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to interest sensitive and variable products should be revised as to the profit expectations for the business, the assumptions are unlocked, or changed, with the impact of the change flowing through the current period's earnings.

The majority of the Company’s investments in marketable bonds and stock invested securities are carried at fair market value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks as discussed in the Company’s 2001 Annual Report. The Company reviews its securities' fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating securities including an analysis of the company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company reduces its securities values when it determines that impairments, in accordance with accounting principles generally accepted in the United States (GAAP), have occurred.

Basis of Presentation

The previously incorporated by reference unaudited consolidated financial statements of Kansas City Life Insurance Company and the accompanying Management’s Discussion and Analysis of Operations include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). The items have been prepared in accordance with GAAP for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.

Results of Operations

Kansas City Life's basic and diluted net income per share declined 32 percent in the first quarter to equal $.54. A good portion of the decline in earnings was due to a $1.9 million increase in realized investment losses, net of applicable taxes. Excluding this, income per share decreased 11 percent due to two occurrences. First, operating revenues, which exclude realized investment gains and losses, declined 1 percent due to reduced insurance and investment revenues. Second, this decline in revenue combined with increased policy acquisition costs and operating expenses resulted in a narrowing of profit margins.

Consolidated gross premiums and contract charges were flat for the first quarter. Traditional premiums declined 1 percent but were more than offset by a 6 percent increase in accident and health premiums, principally dental premiums. Contract charges declined 2 percent largely as a result of reduced surrender charges, reflecting the reduced surrender activity in the interest sensitive products. These surrenders declined 26 percent.

Reinsurance ceded premiums totaled $10.5 million, an increase of $1.4 million. This increase reflects the fact that Sunset Life entered into a yearly renewable term reinsurance agreement on January 1, 2002, which ceded 80 percent of the mortality risk on certain of its traditional and universal life policies. The business ceded under this agreement totaled $3.1 billion. Also reflecting this transaction, reinsurance benefits, which includes reinsurance on policy reserves as well as benefits paid, totaled $11.3 million, an increase of $5.4 million over last year. Reinsurance also impacts the Company’s balance sheet. At quarter end, reinsurance recoverables totaled $145.5 million compared with $141.1 million at year end, a 3 percent increase.

Total investment revenues, including both net investment income and realized investment gains and losses, declined 10 percent year to year. Net investment income declined 4 percent despite 3 percent growth in investments over a year ago. The portfolio’s yield declined 51 basis points during the quarter to 6.97 percent. This decline in yield is primarily due to reinvestment rates that were below the portfolio’s yield. The Company expects this trend to continue until interest rates rise. Sales, calls and maturities of securities have averaged one-third of the securities portfolio each year for the past three years. This trend continued into this year’s first quarter. Realized investment losses, addressed previously, reflected the difficult economy and volatile financial markets. Finally, the Company’s short-term investments averaged $125.6 million over the first quarter, 2002, representing 4 percent of the investment portfolio, double that of last year, and an increase of $75.5 million over the prior year. This concentration in short-term investments lowered the portfolio’s overall yield 19 basis points.

Following is a table that reflects the gross gains, gross losses and other related items for the first quarter of 2002 and 2001.

                                                        Quarter ended
                                                           March 31
                                                       2002         2001
                                                         (in thousands)

  Gross gains resulting from:

      Sales of securities                      $  2,904        3,619
           Sales of real estate and joint ventures         -        1,958
           Securities called                             238            7
                                                      ---------------------
                           Total gross gains           3,142        5,584

Gross losses resulting from:

           Sales of securities                       (1,095)       (5,689)
           Adjustment in book value of securities    (4,721)            -
           Securities called                           (438)           (6)
                                                     ----------------------
                           Total gross losses        (6,254)       (5,695)

  Increase in mortgage loan reserve                       -           (90)
  Related deferred policy acquisition costs              33             -
                                                     ----------------------

  Net realized losses                             $  (3,079)         (201)
                                                     ======================

The Company regularly evaluates the quality of its investment portfolio. When the Company believes that it is more likely than not that it will not receive all of its contractual cash flows from an investment made by the Company, the investment’s value is adjusted by charging off against income the loss. During the first quarter of 2002, the Company’s analysis identified $4.7 million in other than temporary declines in value.

Policy benefits, as a percent of operating revenues, were largely unchanged year to year. This ratio equaled 59.9 percent this year compared with 60.6 percent last year.

Acquisition expenses, consisting of commissions, production allowances and the amortization of deferred policy acquisition costs less the capitalization of acquisition costs, rose 8 percent. Home office operating expenses increased 5 percent versus last year principally due to legal fees associated with settlement of the class action lawsuit against Sunset Life which was discussed in the Company’s 2001 Annual Report to Stockholders, and increased agent medical insurance costs.

Federal income taxes declined versus last year, as the effective income tax rate decreased to 25.1 percent this year compared with 26.9 percent last year. The effective rate varies from the prevailing corporate rate primarily as a result of affordable housing tax credits and tax-exempt income.

Segment Results

Company operations have been classified and summarized into four reportable segments. The segments, generally classified along company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products by an agency sales force. The Kansas City Life – Group segment consists of sales of group life, disability and dental products and administrative services only (ASO) by the Company’s agency sales force and appointed group agents. The Sunset Life segment consists of sales of interest sensitive and traditional products by an agency sales force. The Old American segment markets whole life final expense products to seniors through an agency sales force.

Separate investment portfolios are maintained for each of the segments except group. That segment’s investments are allocated based upon its actual cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies which are consistent with industry cost methodologies.

The following schedule addresses the financial performance of each of the Company’s four reportable operating segments.

                                  Kansas City Life      Sunset    Old
                                 Individual   Group      Life   American  Total
                                    (in thousands)

Insurance revenues:
                         2002      $24,673   13,857     4,726    17,766   61,022
                         2001       25,236   13,009     6,133    18,343   62,721

Investment income, net:
                         2002      $36,461      113     8,297     4,084   48,955
                         2001       38,201      196     8,395     4,244   51,036

Net income:
                         2002      $ 3,905     108      1,234     1,270    6,517
                         2001        6,748     147      1,622     1,001    9,518

Notes:

1.	Intersegment revenues are not material.
2.	There has been no significant change in segment assets from last year end, nor has there been any change in the basis of segmentation or the measurement of segment income.

Kansas City Life - Individual

New annualized premiums increased 24 percent in the first quarter. This increase was largely due to sales of fixed annuities and universal life products, which more than doubled. Partially offsetting these increases, variable universal life and annuity sales declined 40 percent. Variable product sales accounted for 33 percent of this segment’s total sales for the first quarter, compared to 69 percent a year ago. These results reflect the lagging stock market's impact on the sales of variable products and on consumers’ current preference for more stable investment returns. This segment provided 75 percent of consolidated new annualized premiums in the first quarter versus 77 percent a year ago.

Total insurance revenues, which include total premiums and contract charges on the interest sensitive and variable products, declined 2 percent in the first quarter.

Policy benefits for this segment declined 2 percent as death benefits declined 11 percent and traditional life surrenders declined 13 percent. However, these benefits rose slightly as a percent of operating revenues to 62.0 percent from 61.1 percent last year.

Given this segment’s declining revenues and narrowed profit margins, net income for this segment declined 42 percent. This segment provided 40 percent of consolidated insurance revenues and 60 percent of consolidated net income, versus 40 percent and 71 percent, respectively, last year.

Kansas City Life - Group

In the first quarter, Group contributed 2 percent of consolidated net income, the same as last year. This segment provided 23 percent of consolidated insurance revenues versus 21 percent last year.

Group sales, in terms of new annualized premiums, rose 51 percent in the first quarter. This segment provided 13 percent of consolidated annualized premiums compared to 11 percent last year. Group sales were led by the dental line, which accounted for 68 percent of total group sales and increased 46 percent over last year. This large increase is due in part to the addition of a new dental third-party administrator in January of this year. In addition, group life sales more than doubled over last year. Partially offsetting these, group disability sales declined 51 percent versus last year.

Group insurance revenues rose 7 percent largely due to growth in the dental line. However, the segment’s claims ratio rose from 68.3 percent last year to 69.0 percent this year resulting in a decline in Group ‘s net income of 26 percent year to year.

Sunset Life

Sunset Life's new annualized premiums increased 87 percent in the first quarter as non-variable annuity sales quadrupled. However, non-variable universal life sales fell 40 percent and traditional life sales declined 36 percent. This segment contributed 6 percent of total new annualized premiums compared to 4 percent a year ago.

Total insurance revenues declined 23 percent in the first quarter while policy benefits declined 21 percent. Policy benefits, as a percent of operating revenues equaled 50.1 percent in the first quarter, down from 57.8 percent a year ago, reflecting more favorable mortality experience.

As previously mentioned, Sunset Life entered into a yearly renewable term reinsurance agreement, effective January 1, 2002, whereby it ceded 80 percent of its retained mortality risk on traditional and universal life policies. The insurance in force ceded under this agreement equaled $3.1 billion. Total reinsurance payments rose 79 percent for Sunset, largely due to the new agreement. Insurance revenues excluding ceded premiums were level with last year.

Sunset Life's net income declined 24 percent in the first quarter principally due to a 16 percent increase in home office operating expenses. However, excluding legal fees as discussed above, Sunset’s operating expenses declined 6 percent. This segment contributed 8 percent of consolidated insurance revenues and 19 percent of consolidated net income, versus 10 percent and 17 percent, respectively, last year.

Old American

Old American's new annualized premiums fell 4 percent in the first quarter. This segment contributed 6 percent of total new annualized premiums, down from 8 percent last year.

Insurance revenues declined 3 percent in the first quarter and net investment income and realized investment losses, combined declined 11 percent but other income rose. Total operating revenues rose 6 percent as policy benefits increased 2 percent. Death benefits increased 4 percent but surrenders declined 11 percent. In total, policy benefits equaled 58.2 percent of operating revenues, down from 60.7 percent last year.

Net income for this segment rose 27 percent in the first quarter. Old American provided 19 percent of consolidated net income and 29 percent of consolidated insurance revenues compared to 10 percent and 29 percent, respectively, last year.

Liquidity and Capital Resources

Statements made in the Company's Annual Report to Stockholders remain pertinent as the Company's liquidity position is materially unchanged from year end.

Funds received from the sales, maturities and principal pay downs of investments totaled $213.6 million an 11 percent decline from last year. Funds received from financing activities declined $4.7 million. A net increase in policyholder contract deposits was largely offset by a decline in borrowings.

In the first quarter, cash provided from operating activities fell 96 percent to $0.5 million compared with $11.8 million a year ago. This decrease is the result of a $12.0 million cash payment made in the first quarter related to the settlement of a class action lawsuit against Sunset Life. This payment was accrued into expense during the fourth quarter of 2001.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread strategy through its membership with the Federal Home Loan Bank and reinvests those funds at higher rates thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. At March 31, 2002, the Company had short-term borrowings with the Federal Home Loan Bank totaling $95.0 million. Total borrowings equaled $98.2 million at quarter end.

The Company believes that the current level of cash, securities which are available for sale, and short-term investments in combination with net cash from operations will be adequate to cover its near-term cash obligations. Asset and liability maturities and yields are monitored as an important consideration for each type of insurance product. The Company, as an ongoing matter, monitors benefit and expense projections of future cash requirements. As part of this process, the Company performs cash flow testing under a variety of scenarios to ensure funds will be available as needed to meet current and future policyholder obligations. The Company’s investment strategy is developed with these needs and requirements in mind. Additionally, the Company takes these matters into account as it develops and designs new products and as it enhances its existing product portfolio. There can be no assurances, however, that future experiences will be similar to historical experience due to factors such as the interest rate environment.

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At March 31, 2002, separate accounts and other investments generated by variable products totaled $346.1 million, a 2 percent increase from year-end.

Assets totaled $3.8 billion, level with last year end. Investment assets declined one half of one percent, primarily as a result of a decline in fair values. The Company’s investment quality remains similar to year end. The Company continues its practice of the limited use of derivatives as a form of risk mitigation. The Company continually evaluates its financial positions on all forms of investments in light of a variety of factors.

Stockholders’ equity declined $7.3 million as the accumulated other comprehensive loss increased $9.4 million from year end, due to increased net unrealized losses on securities. Book value per share equaled $46.55, a 1 percent decline from year end.

Consolidated insurance in force totaled $26.7 billion, a 1 percent increase on an annualized basis.

During the first quarter, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2002.

The Board of Directors declared a quarterly dividend of $.27 per share, unchanged from last year.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Commitments and Contingencies

The Company had open purchase commitments for the funding of $20.4 million in securities and $7.3 million in mortgage loans and open sales commitments of $1.9 million in real estate as of quarter end.

Under state insurance guaranty fund laws, insurance companies may be assessed up to prescribed limits for policyholder losses that result from insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction of future premium taxes in some states. The Company does not believe that such assessments will be materially different from amounts already provided for in the financial statement.

A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under existing reinsurance contracts. Reinsurers' solvency is reviewed periodically.

Accounting Developments

On January 1, 2002, the Company adopted Financial Accounting Standard (FAS) No. 141, "Business Combinations," FAS No. 142, "Goodwill and Other Intangible Assets," and FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These were adopted without a significant impact to the Company's results.

Market and Interest Rate Risk Analysis

Statements made in the 2001 Annual Report to Stockholders regarding the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At March 31, 2002, the Company had a net unrealized investment loss of $33.5 million, net of related taxes and deferred policy acquisition costs, up from the $24.1 million net unrealized loss reported at year end 2001. This increase is primarily the result of changes in the term structure of interest rates and volatility in credit spreads within the corporate bond market.

Part II: Other Information

Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers questioning the conduct of insurers in the marketing of their products.

In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, Case No. SC051573, the Superior Court of the State of California, County of Los Angeles, on February 28, 2002 approved a settlement of a nation-wide class action lawsuit focusing on universal life sales practices by Sunset Life. The Superior Court's approval of the settlement has now become final. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1982 through December 31, 2001) had an ownership interest in one or more of Sunset Life's universal life policies during the class period. In order to obtain relief under the settlement, members of the Settlement Class were required to file a Claim Form postmarked or received by the Claims Administrator before April 29, 2002. Based upon its initial review of the Claim Forms received to date, management is of the opinion that the reserve established for this settlement in 2001 will be adequate to discharge all of Sunset's obligations arising out of this matter. As noted in our recent Form 10-K, the reserve in connection with this settlement was increased to $18.0 million in 2001.

There has been no material change in the posture or status of any other litigation previously reported by the Company as an ongoing or active case.

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

Item 4. Result of Votes of Security Holders

On April 18, 2002, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,998,788 shares outstanding and eligible to vote, and 10,412,472 shares were represented at the meeting either in person or by proxy. The following Directors received the number of votes indicated and were elected for a three year term:

Walter E. Bixby          -    9,518,499
Webb R. Gilmore          -   10,462,450
Nancy Bixby Hudson       -   10,384,863
Daryl D. Jensen          -   10,432,210
William A. Schalekamp    -    9,494,698

The following Directors continued their term of office after this meeting:

Joseph R. Bixby                     Tracy W. Knapp
R. Philip Bixby                     Cecil R. Miller
William R. Blessing                 Michael J. Ross
Bruce W. Gordon                     Elizabeth T. Solberg
Warren J. Hunzicker, M.D.           Larry Winn, Jr.

Item 6.

Reports on 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

___________________________
Tracy W. Knapp
Senior Vice President, Finance

___________________________
John K. Koetting
Vice President and Controller

___________________________
William A. Schalekamp
Senior Vice President, General Counsel and Secretary

Date: May 8, 2002

Consolidated Income Statement
(Thousands, except per share data)

                                           Quarter ended
                                              March 31
                                          2002       2001
                                          ----       ----
Revenues
Insurance revenues:
  Premiums and contract charges       $   71,510    71,843
  Reinsurance ceded                      (10,488)   (9,122)
    Net insurance revenues                61,022    62,721
Investment revenues:
  Investment income, net                  48,955    51,036
  Realized losses                         (3,079)     (201)
Other                                      5,421     3,277
    Total revenues                       112,319   116,833

Benefits and expenses
Policyholder benefits
  (net of reinsurance ceded:
  $11,256 - 2002, $5,887 - 2001)          69,154    70,966
Amortization of policy acquisition costs   7,914     7,748
Insurance operating expenses
  (net of reinsurance ceded:
  $1,126 - 2002, $1,302 - 2001)           26,549    25,090

    Total benefits and expenses          103,617   103,804

Pretax income                              8,702    13,029

Federal income taxes:
  Current                                 (1,209)    2,357
  Deferred                                 3,394     1,154
                                           2,185     3,511

Net Income                            $    6,517     9,518

Per common share:

  Net income, basic and diluted       $      .54       .79
  Cash dividends                      $      .27       .27

Consolidated Balance Sheet

                                         March 31    December 31
                                           2002         2001
                                           ----         ----
Assets
Investments:
  Fixed maturities securities
   available for sale, at fair value  $  2,054,160   2,062,193
  Equity securities available
   for sale, at fair value                  64,526      67,759
  Mortgage loans                           438,160     439,546
  Short-term                               123,191     127,984
  Other                                    214,651     212,640
                                         2,894,688   2,910,122

Cash                                        33,417       4,365
Deferred acquisition costs                 242,322     243,606
Other assets                               306,437     301,213
Separate account assets                    308,790     305,283

                                      $  3,785,654   3,764,589

Liabilities and equity
Future policy benefits                $    814,417     815,949
Accumulated contract values              1,657,955   1,640,081
Notes payable                               98,223      96,779
Current income taxes payable                 9,536      11,652
Other liabilities                          338,311     329,161
Separate account liabilities               308,790     305,283
    Total liabilities                    3,227,232   3,198,905

Stockholders' equity:
   Capital stock                            23,121      23,121
   Paid in capital                          21,905      21,744
   Accumulated other
    comprehensive loss                     (48,216)    (38,806)
    Retained earnings                      671,528     668,255
    Less treasury stock                   (109,916)   (108,630)
                                           558,422     565,684

                                      $  3,785,654   3,764,589

Consolidated Statement of Cash Flows

                                         Quarter ended
                                            March 31
                                       2002         2001
                                       ----         ----
Operating activities
  Net cash provided                $      471      11,811

Investing activities
Purchases of fixed maturities
  available for sale                 (186,890)   (263,347)
Sales of fixed maturities
  available for sale                  118,038     190,074
Maturities and principal
  paydowns of fixed maturities
  available for sale                   72,842      33,301
Purchases of other investments        (15,688)    (18,037)
Sales, maturities and principal
  paydowns of other investments        22,684      17,939

  Net cash provided (used)             10,986     (40,070)

Financing activities
Policyowner contract deposits          45,817      36,094
Withdrawals of policyowner
  contract deposits                   (27,228)    (40,068)
Change in other deposits                2,609       5,323
Dividends paid to stockholders         (3,245)     (3,997)
Proceeds from borrowings                1,444      37,715
Other, net                             (1,803)    (12,735)
  Net cash provided                    17,594      22,332

Increase (decrease)  in cash           29,051      (5,927)
Cash at beginning of year               4,365      13,391

  Cash at end of period            $   33,416       7,464

Notes

  Comprehensive income (loss) equals $(2,893,000) and $30,031,000 for 2002 and 2001, respectively. This varies from net income due to unrealized gains or losses on securities.
  These interim financial statements should be read in conjunction with the Company's 2001 Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.
  Income per common share is based upon the weighted average number of shares outstanding during the quarter, 12,010,103 shares (12,036,735 shares - 2001).
  These financial statements are unaudited but, in management's opinion, include all adjustments necessary for a fair presentation of the results.
  Certain amounts from the prior year's financial statements have been reclassified to conform with the current year's presentation.

Kansas City Life Insurance Company
First Quarter Report

Message from the President and CEO

        Kansas City Life achieved some sales momentum in the first quarter but earnings declined from the previous year. Sales rose 27 percent in the quarter, on an annualized new premium basis, although net income fell 32 percent to $0.54 a share. Lower yields on fixed income investments and increased realized investment losses accounted for a majority of the change in earnings for the quarter.

        Fixed-rate products generated 55 percent of total sales, a reversal of the proportion of fixed to variable sales from a year ago. Sales of fixed annuities and universal life products more than doubled as consumers sought the security of fixed-rate investment returns in this difficult economic environment. The lagging stock market continued to negatively impact sales of variable products, which declined 40 percent in the quarter to account for just one-fourth of consolidated sales. Group sales rose 51 percent as dental and group life sales increased.

         Operating income, which excludes realized gains and losses on investments, declined 11 percent to $0.71 a share. Investment income decreased 4 percent as the investment portfolio’s yield declined one half of one percent. Insurance revenues in the enclosed income statement declined 3 percent, in part due to reduced contract charge revenues associated with policy surrender fees. While reduced surrender fees negatively affect earnings in the current period, a lower volume of policy surrenders provides for improved earnings in future periods. Operating income margins also narrowed due to a 5 percent increase in home office operating expenses and an 8 percent rise in policy acquisition costs. The ratio of policy benefits relative to revenues was largely unchanged year to year.

        The Company continues to be encouraged by its efforts to expand its insurance and annuity distribution. Although results of these activities have not yet materially impacted revenues, we believe that consistent focus on the addition of new independent agents and the development of new home office marketing opportunities for these agents will positively impact revenue in 2002.

        Stockholders’ equity per share declined $0.49 a share from the beginning of the year to $46.55 a share. Most of this decline is attributable to increased unrealized losses on investments. Excluding the change in unrealized losses over the quarter, stockholders’ equity rose 3 percent, on an annualized basis, to $49.35 a share.

        The Board of Directors approved a $0.27 a share quarterly dividend to be paid on May 20 to stockholders of record on May 6.

/s/R. Philip Bixby
R. Philip Bixby