Form 10-Q
period 2002-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2002-08-13
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2002

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

         Class                                  Outstanding August 2, 2002
Common Stock, $1.25 par value                       11,981,260 shares

Part I Financial Information
Item 1. Financial Statements

All financial statements are presented in thousands, except per share data.

Consolidated
Income Statement

                                                                        Quarter ended                   Six Months ended
                                                                          June 30                           June 30
                                                                    2002            2001             2002            2001
Revenues
Insurance revenues:
     Premiums and contract charges                          $       74,078          71,922          145,588         143,766
     Reinsurance ceded                                             (11,505)         (9,570)         (21,993)        (18,692)
         Net insurance revenues                                     62,573          62,352          123,595         125,074
Investment revenues:
     Investment income, net                                         49,115          50,538           98,070         101,574
     Realized gains (losses)                                        (7,184)              9          (10,263)           (192)
Other                                                                3,947           5,356            9,368           8,632
         Total revenues                                            108,451         118,255          220,770         235,088

Benefits and expenses
Policyholder benefits (net of reinsurance ceded:
     quarter: $6,165 - 2002, $9,036 - 2001;
     six months: $17,421 - 2002, $14,923 - 2001)                    68,029          68,796          137,183         139,762
Amortization of deferred acquisition costs                           3,808           7,727           11,722          15,475
Insurance operating expenses (net of commissions ceded:
     quarter: $1,314 - 2002, $3,026 - 2001;
     six months: $2,440 - 2002, $4,328 - 2001)                      23,464          26,286           50,013          51,376
         Total benefits and expenses                                95,301         102,809          198,918         206,613

Pretax income                                                       13,150          15,446           21,852          28,475

Federal income taxes:
     Current                                                          (352)          3,682           (1,561)          6,039
     Deferred                                                        3,765             298            7,159           1,452

                                                                     3,413           3,980            5,598           7,491

Net income                                                  $        9,737          11,466           16,254          20,984

Per common share:
     Net income, basic and diluted                          $         0.81            0.95             1.35            1.74

     Cash dividends                                         $         0.27            0.27             0.54            0.54

Consolidated
Balance Sheet

                                                       June 30      December 31
                                                         2002           2001
Assets
Investments:
     Fixed maturity securities
         available for sale, at fair value     $     2,131,226       2,062,193
     Equity securities available
         for sale, at fair value                        59,228          67,759
     Mortgage loans                                    437,991         439,546
     Short-term                                        150,371         127,984
     Other                                             212,465         212,640

         Total investments                           2,991,281       2,910,122

Cash                                                    14,091           4,365
Deferred acquisition costs                             244,171         243,606
Other assets                                           293,805         301,213
Separate account assets                                274,396         305,283
                                               $     3,817,744       3,764,589

Liabilities and equity
Future policy benefits                         $       817,178         815,949
Accumulated contract values                          1,675,264       1,640,081
Notes payable                                           97,731          96,779
Current income taxes payable                             7,680          11,652
Other liabilities                                      354,103         329,161
Separate account liabilities                           274,396         305,283

         Total liabilities                           3,226,352       3,198,905

Stockholders' equity:
     Capital stock                                      23,121          23,121
     Paid in capital                                    22,127          21,744
     Accumulated other
         comprehensive loss                            (21,503)        (38,806)
     Retained earnings                                 678,026         668,255
     Less treasury stock                              (110,379)       (108,630)

         Total stockholders' equity                  591,392         565,684

                                               $    3,817,744       3,764,589

Consolidated
Statement of Cash Flows

                                                        Six Months ended
                                                             June 30
                                                      2002           2001

Operating activities
Net cash provided                            $       15,198         28,727

Investing activities
Available for sale securities:
     Purchases of fixed maturities                 (394,333)      (466,768)
     Sales of fixed maturities                      209,564        374,249
     Maturities and principal paydowns
         of fixed maturities                        163,599         87,795
Purchases of other investments                      (31,426)       (54,140)
Sales, maturities and principal
     paydowns of other investments                   41,219         25,803
Net purchase of short-term
     investments                                    (22,435)       (54,629)
Disposition of group life block:
Cash paid net of ceding
     commission received                                 -          (4,000)
Net cash used                                       (33,812)       (91,690)

Financing activities
Policyholder contract deposits                       88,382         72,818
Withdrawals of policyholder
     contract deposits                              (56,077)       (74,460)
Change in other deposits                              2,912          8,370
Dividends paid to stockholders                       (6,484)        (7,239)
Proceeds from borrowings                                952         63,325
Other, net                                           (1,345)        (5,818)
Net cash provided                                    28,340         56,996

Increase (decrease)  in cash                          9,726         (5,967)
Cash at beginning of year                             4,365         13,391

Cash at end of period                        $       14,091          7,424

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2001 Form 10-K and the Annual Report to Stockholders. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Critical Accounting Policies and Estimates

GAAP requires management to make certain estimates and assumptions which affect amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The calculation of life insurance policy reserves is dependent upon estimates of future events, primarily mortality experience. These estimates require judgments based upon the Company’s past experience. If the actual mortality experience in a period varies from that assumed, the impact of the reserves released in relation to the death claims incurred will vary and may significantly impact the period’s earnings. Over time, earnings volatility primarily will result from changes in mortality experience.

Deferred acquisition costs, principally agent commissions and other selling, selection and issue costs which vary with and are directly related to the production of insurance revenue, are capitalized as incurred and amortized against earnings over the expected future profits of the business. Profit expectations are based upon estimates of future interest spreads, mortality margins, operating expenses and surrender experience. These estimates involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to interest sensitive and variable products should be revised as to the profit expectations for the business, the assumptions are unlocked, or changed, not less than annually, with the impact of the change flowing through the current period’s earnings.

The Company’s securities available for sale are carried at fair market value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks as discussed in the Company’s 2001 Annual Report. The Company reviews its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating securities including an analysis of the company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company reduces its securities values when it determines that impairments, in accordance with GAAP, have occurred.

Accounting Developments

The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Standard addresses an array of topics from leases to the extinguishment of debt. While the impact of this Standard on Kansas City Life's reported results has yet to be determined, the Company will adopt FAS No. 145 on January 1, 2003.

FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in July 2002. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities, specifically the recognition of a liability for costs associated with these activities. FAS No. 146 addresses these activities initiated after December 31, 2002. This Standard’s probable impact on the Company’s reported results has not been determined.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains or losses on securities available for sale and unfunded pension liabilities. Comprehensive income equals $33.6 million and $32.3 million for 2002 and 2001, and $36.5 million and $2.2 million for the second quarter of 2002 and 2001, respectively. For both periods presented, comprehensive income varies from net income solely due to changes in unrealized gains and losses on securities.

Earnings Per Share

Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the six months was 12,003,889 shares compared to 12,028,148 shares last year.

Federal Income Taxes

Income taxes have been provided using the liability method. Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the Federal income tax rate. The effective tax rate was 25.6 percent for this year’s six months versus 26.3 percent last year. For the second quarter the effective tax rate was 26.0 percent and 25.8 percent for 2002 and 2001 respectively. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments.

Note 2 - Notes Payable

The Company borrows short-term funds through its membership with the Federal Home Loan Bank (FHLB) and reinvests those funds at higher rates thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. As a member of the FHLB with a capital investment of $9.0 million the Company has the ability to borrow up to twenty times its capital investment or $179.7 million from the FHLB when capitalized. As of June 30, 2002, the Company had short-term borrowings with the FHLB totaling $95.0 million with various maturities and a weighted average interest rate of 2.52 percent. These borrowings are secured by mortgage-backed securities totaling $95.0 million. Additionally, the Company has overnight federal funds borrowings totaling $2.0 million with a daily maturity, an interest rate of 2.17 percent and secured by specific securities. Finally, the Company has a $0.7 million real estate loan due December 2010, with an interest rate of 7.50 percent, secured by the property. Total borrowings equaled $97.7 million at quarter end.

Note 3 - Business Segments

Company operations have been classified and summarized into four reportable segments. The segments, generally classified along company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products by an agency sales force to individuals. The Kansas City Life – Group segment consists of sales of group life, disability and dental products and administrative services only (ASO) by the Company’s agency sales force and appointed group agents. The Sunset Life segment consists of sales of interest sensitive and traditional products by an agency sales force. The Old American segment markets whole life final expense products to seniors through an agency sales force.

Separate investment portfolios are maintained for each of the companies. However, investments are allocated to the group segment based upon its cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

The following schedule addresses the financial performance of each of the Company's four reportable operating segments.

                                   Kansas City Life   Sunset     Old
                                  Individual   Group   Life    American   Total

                                     (in thousands)

Insurance revenues:
           Six months:       2002   $51,379  27,910    8,891   35,415    123,595
                             2001    50,685  25,900   11,963   36,526    125,074
           Second quarter:   2002    26,706  14,053    4,165   17,649     62,573
                             2001    25,448  12,891    5,830   18,183     62,352

Investment income, net:
           Six months:       2002   $73,119     217   16,455    8,279     98,070
                             2001    76,060     361   16,749    8,404    101,574
           Second quarter:   2002    36,658     104    8,158    4,195     49,115
                             2001    37,859     165    8,354    4,160     50,538

Net income:
           Six months:       2002   $ 8,609    (814)   5,840    2,619     16,254
                             2001    13,682   1,248    2,713    3,341     20,984
           Second quarter:   2002     4,704    (922)   4,606    1,349      9,737
                             2001     6,934   1,101    1,091    2,340     11,466

Intersegment revenues are not material and there has been no significant change in segment assets from last year end. The Company operates solely in the United States and no individual customer accounts for 10 percent or more of the Company’s revenue.

Note 4 - Commitments and Contingencies

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

A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under existing reinsurance contracts. Reinsurers’ solvency is reviewed periodically.

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers questioning the conduct of insurers in the marketing of their products. In addition, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on the Company’s business, results of operations and financial position.

In connection with the settlement in one such suit, Sunset Life notified affected policyholders and subsequently received written claims. After providing benefits for affected claimants, the Company reassessed the remaining legal liability established in 2001 and released $2.3 million of the liability as a reduction to legal expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward-Looking Statements

This filing contains forward-looking statements and information that are based on management’s current expectations as of the date of this document within the meaning of the Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, estimate” and “expect”, and similar expressions, are intended to identify forward-looking statements which are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company’s future results to differ materially from expectations include:

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

Results of Operations

Kansas City Life’s basic and diluted net income per share declined 15 percent in the second quarter to equal $.81 and declined 22 percent in the first half to equal $1.35. A major factor in the decline in earnings was a significant increase in realized investment losses, which increased $4.7 million in the quarter and $6.5 million in the first half, net of applicable taxes. Excluding realized investment losses, income per share rose 26 percent in the quarter and 9 percent in the first half. This growth was largely due to unlocking, or adjusting, the assumptions determining the amortization of our deferred acquisition costs. This unlocking of assumptions reflected actual profit experience on certain products which has been better than originally anticipated. A second positive factor related to the class action lawsuit brought against an affiliate which was settled early this year. Based upon the settlement, and after contacting affected policyholders, we reassessed the adequacy of the liability and reduced it $2.3 million in the second quarter.

Premiums and contract charges increased 3 percent in the second quarter and 1 percent in the first half. Life premiums increased 5 percent in the second quarter and 2 percent in the first half. Accident and health premiums rose 10 percent in the second quarter and 8 percent in the first half, primarily due to increased group dental premiums. Contract charges declined 3 percent in both the second quarter and first half, largely due to reduced surrender charges as surrenders have declined over the periods presented and reduced expense charges from the variable product lines. Expense loads on variable products, which represent revenue to the Company, are calculated partly on the market value of the accumulated contract funds, which has declined in both the second quarter and six months.

Reinsurance ceded premiums totaled $22.0 million in the first half, an increase of 18 percent or $3.3 million over last year. This increase reflects the fact that Sunset Life entered into a reinsurance agreement on January 1, 2002 ceding much of the mortality risk on certain of its traditional and universal life policies.

Net investment income declined 3 percent in both the second quarter and first half despite 4 percent growth in investments over a year ago. This reflected a 49 basis point decline in the portfolio’s net yield primarily due to reinvestment rates that were below the portfolio’s overall yield. Additionally, the Company’s short-term investments averaged $139.2 million over the first half, representing 5 percent of the investment portfolio compared to 3 percent last year. Sales, calls and maturities of securities have equaled one-third of the securities portfolio annually over the past three years. Realized investment losses reflected the difficult economy and volatile financial markets. A majority of the net realized losses incurred during the first six months of 2002 were in the sectors of energy, transportation and telecommunications, including holdings in WorldCom.

Following is a table that reflects the gross gains, gross losses and other related items for the first half of 2002 and 2001.

                                                          Six Months ended
                                                              June 30
                                                          2002       2001
                                                           (in thousands)

     Gross gains resulting from:
           Sales of securities                       $    5,943      6,863
           Securities called                              1,724        115
           Sales of real estate and joint ventures            -      2,725
                    Total gross gains                     7,667      9,703

     Gross losses resulting from:
           Sales of securities                           (3,587)    (7,531)
           Adjustment in book value of securities       (13,382)      (957)
           Securities called                               (701)    (1,407)
           Sales of real estate and joint ventures         (204)         -
                    Total gross losses                  (17,874)    (9,895)

     Related deferred policy acquisition costs              (56)         -

     Net realized losses                             $  (10,263)      (192)

The Company regularly evaluates the quality of its investment portfolio. When the Company believes that it is more likely than not that it will not receive all of its contractual cash flows from an investment made by the Company, the investment's value is adjusted by charging off the loss against income. The Company's analysis identified $8.7 million in other than temporary declines in value in the second quarter and $13.4 million in the first half.

Policy benefits, as a percent of revenues excluding realized gains and losses, were largely unchanged year to year. This ratio equaled 59.4 percent in both years.

Acquisition expenses, consisting of commissions, production allowances and the amortization of deferred policy acquisition costs less the capitalization of acquisition costs, declined 39 percent in the second quarter and 16 percent in the first half. This decline in acquisition costs was attributable to the unlocking of deferred acquisition cost amortization assumptions, as discussed above. This unlocking resulted in a current year increase to income of $4.5 million compared with $0.8 million last year. Home office operating expenses declined 13 percent during the second quarter and 4 percent in the first half due to the reduction in the legal liability of Sunset Life as previously discussed.

Segment Results

Company operations have been classified and summarized into four reportable segments. The segments, generally classified along company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products by an agency sales force. The Kansas City Life - Group segment consists of sales of group life, disability and dental products and administrative services only (ASO) by the Company's agency sales force and appointed group agents. The Sunset Life segment consists of sales of interest sensitive and traditional products by an agency sales force. The Old American segment markets whole life final expense products to seniors through an agency sales force.

Separate investment portfolios are maintained for each of the segments except Group. Each segment's investments are allocated based upon its actual cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies which are consistent with industry cost methodologies.

Kansas City Life - Individual

Sales, in terms of new annualized premiums, increased 12 percent in the six months. Sales of non-variable universal life and fixed annuities doubled. Partially offsetting these increases, variable universal life and annuity sales declined 45 percent. These results reflect the lagging stock market's impact on the sales of variable products and on consumers' current preference for more stable investment returns in these financially volatile times. Variable product sales accounted for 32 percent of this segment's total sales for the first half, versus 66 percent a year ago. In the first half, this segment provided 77 percent of consolidated new annualized premiums in the first half compared to 78 percent a year ago.

Total insurance revenues for this segment, which include total premiums and contract charges on the interest sensitive and variable products, rose 5 in the quarter and 1 percent in the first half. This increase is despite an increase in reinsurance ceded. Ceded premiums rose 8 percent in the quarter and 6 percent in the first half.

Policy benefits declined 5 percent in the second quarter and 3 percent in the first half. Policy surrenders declined 32 percent in the second quarter and 20 percent in the first half. Benefits as a percent of revenues excluding realized gains and losses equaled 59.5 percent, a slight improvement from 60.2 percent a year ago.

Net income for this segment declined 32 percent in the second quarter and 37 percent in the first half. This decline was primarily attributable to $6.1 million of realized losses during the second quarter versus a $0.2 million realized loss in last year's second quarter. Excluding realized gains and losses net of applicable taxes, net income rose 23 percent in the second quarter and 4 percent in the first half. This segment provided 41 percent of consolidated insurance revenues and 53 percent of consolidated net income, versus 40 percent and 65 percent, respectively, last year.

Kansas City Life - Group

Group sales, in terms of new annualized premiums, rose 7 percent in the second quarter and 30 percent in the first half. Group sales were led by the dental line, which accounted for 71 percent of total group sales and increased 20 percent over last year. This increase is due in part to the addition of a new dental third-party administrator in January of this year. Also, group life sales more than doubled over last year. This segment provided 11 percent of consolidated sales in the first half, up from 9 percent last year.

Group insurance revenues rose 8 percent in the six months, largely due to growth in the dental line. This segment provided 23 percent of consolidated insurance revenues compared to 21 percent a year ago.

The Group segment experienced a $0.9 million loss in the second quarter and a $0.8 million loss in the first half. A significant factor in the decline in earnings was an increase in the group claims ratio, which rose from 70.0 percent last year to 72.8 percent this year.

Sunset Life

Sunset Life's new annualized premiums rose 27 percent in the second quarter as fixed annuity sales increased 56 percent. However, traditional life sales declined 48 percent and non-variable universal life sales declined 31 percent. In the first half, new annualized premiums increased 49 percent as fixed annuity sales more than doubled. Partially offsetting these, traditional life sales declined 42 percent and non-variable universal life sales declined 36 percent. This segment contributed 6 percent of total new annualized premiums in the first half, up slightly from 5 percent a year ago.

Total insurance revenues declined 29 percent in the second quarter and 26 percent in the first half. However, as previously mentioned, Sunset Life entered into a reinsurance agreement at the beginning of the year. As a result, ceded premiums rose significantly from last year. Insurance revenues excluding ceded premiums rose 1 percent over last year.

Policy benefits, as a percent of revenues excluding realized gains and losses equaled 51.9 percent in the first half, down from 56.4 percent a year ago. This was primarily due to more favorable mortality experience.

Sunset Life's net income more than tripled in the second quarter and more than doubled in the first half. As previously mentioned, the settlement of the class action lawsuit against Sunset Life resulted in a reduction of $2.3 million in operating expenses in the second quarter. In the first half, this segment contributed 7 percent of consolidated insurance revenues and 36 percent of consolidated net income, versus 10 percent and 13 percent, respectively, last year.

Old American

Old American's new annualized premiums declined 8 percent in the second quarter and 6 percent in the first half. This segment contributed 6 percent of consolidated new annualized premiums in the first half, down from 8 percent last year.

Insurance revenues declined 3 percent in both the second quarter and first half. Policy benefits equaled 58.7 percent of revenues excluding realized gains and losses, down from 59.1 percent last year.

Net income for this segment declined 42 percent in the second quarter and 22 percent in the first half. Old American provided 16 percent of consolidated net income and 29 percent of consolidated insurance revenues, the same ratios as the prior year.

Liquidity and Capital Resources

Statements made in the Company's 2001 Annual Report to Stockholders remain pertinent as the Company's liquidity position is materially unchanged from year-end.

Funds received from the sales, maturities and principal pay downs of investments totaled $414.4 million, a 15 percent decline from last year. Funds received from financing activities declined $28.7 million. A net increase in policyholder contract deposits was more than offset by a decline in borrowings.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread strategy through its membership with the FHLB. The Company borrows from the FHLB and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company's liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. At June 30, 2002, the Company had short-term borrowings with the FHLB totaling $95.0 million and total borrowings from all sources of $97.7 million.

The Company believes that the current level of cash, securities which are available for sale, and short-term investments in combination with net cash from operations will be adequate to cover its near-term cash obligations. Asset and liability maturities and yields are monitored as an important consideration for each type of insurance product. The Company, as an ongoing matter, monitors benefit and expense projections of future cash requirements. As part of this process, the Company performs cash flow testing under a variety of scenarios to ensure funds will be available as needed to meet current and future policyholder obligations. The Company's investment strategy is developed with these needs and requirements in mind. Additionally, the Company takes these matters into account as it develops and designs new products and as it enhances its existing product portfolio. There can be no assurances, however, that future experiences will be similar to historical experience due to factors such as the interest rate environment.

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At June 30, 2002, separate accounts and other investments generated by variable products totaled $316.0 million, a 7 percent decline from year-end 2001.

Stockholders' equity increased $25.7 million as the accumulated other comprehensive loss declined $17.3 million from year-end, due to a reduction in net unrealized losses associated with securities. Book value per share equaled $49.32, a 10 percent annualized increase from year-end.

Consolidated insurance in force totaled $26.6 billion, a 1 percent decline on an annualized basis.

During the six months, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2002.

The Board of Directors declared a quarterly dividend of $.27 per share, unchanged from last year.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Commitments and Contingencies

The Company had open purchase commitments for the funding of $5.7 million in mortgage loans and $2.2 million in affordable housing loans and investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Statements made in the 2001 Annual Report to Stockholders regarding the market and interest rate risk analysis remain pertinent. As mentioned in the Annual Report, the primary market risk affecting Kansas City Life concerns interest rates. As market interest rates fluctuate, so will the Company's investment portfolio and its stockholders' equity. At June 30, 2002, the Company had a net unrealized investment loss of $6.8 million, net of related taxes and deferred policy acquisition costs, down from the $24.1 million net unrealized loss reported at year-end 2001. This increase is primarily the result of changes in the term structure of interest rates and volatility in credit spreads within the corporate bond market. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

Part II: Other Information
Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers questioning the conduct of insurers in the marketing of their products.

In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, Case No. SC051573, the Superior Court of the State of California, County of Los Angeles, on February 28, 2002 approved a settlement of a nation-wide class action lawsuit focusing on universal life sales practices by Sunset Life. The Superior Court's approval of the settlement has now become final. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1982 through December 31, 2001) had an ownership interest in one or more of Sunset Life's universal life policies during the class period. In order to obtain relief under the settlement, members of the Settlement Class were required to file a Claim Form postmarked or received by the Claims Administrator before April 29, 2002. Based upon settlement results in the second quarter, management was of the opinion that the reserve established for this settlement in 2001 was more than adequate to discharge all of Sunset's obligations arising out of this matter and released $2.3 million from the reserve.

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

KANSAS CITY LIFE INSURANCE COMPANY

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

/s/John K. Koetting
John K. Koetting
Vice President and Controller

/s/William A. Schalekamp
William A. Schalekamp
Senior Vice President, General Counsel and Secretary

Date: August 13, 2002

CERTIFICATION
Second Quarter 2002

The undersigned certify that the registrant's Form 10-Q report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and that information contained in the report fairly represents, in all material respects, the financial condition and results of operations of the registrant.

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby
R. Philip Bixby
President, CEO and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date: August 13, 2002