Form 10-Q
period 2002-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2002-11-08
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2002

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

         Class                                  Outstanding October 29, 2002
Common Stock, $1.25 par value                       11,991,633 shares

Part I Financial Information
Item 1. Financial Statements

All financial statements are presented in thousands, except per share data.

Consolidated
Income Statement (Unaudited)

                                                                 Quarter ended          Nine Months ended
                                                                  September 30             September 30
                                                                 2002       2001        2002        2001
Revenues
Insurance revenues:
     Premiums and contract charges                          $   78,194     69,882     223,782     213,647
     Reinsurance ceded                                         (10,641)    (8,524)    (32,634)    (27,216)
         Net insurance revenues                                 67,553     61,358     191,148     186,431
Investment revenues:
     Investment income, net                                     47,138     49,974     145,208     151,548
     Realized losses, net                                       (8,919)    (2,783)    (19,182)     (2,975)
Other                                                            3,419      3,780      12,787      12,414
         Total revenues                                        109,191    112,329     329,961     347,418

Benefits and expenses
Policyholder benefits (net of reinsurance ceded:
     quarter: $7,193 - 2002, $7,179 - 2001;
     nine months: $24,614 - 2002, $22,102 - 2001)               74,351     67,661     211,534     207,424
Amortization of deferred acquisition costs                       9,370      8,788      21,092      24,263
Insurance operating expenses (net of commissions ceded:
     quarter: $1,252 - 2002, $1,254 - 2001;
     nine months: $3,692 - 2002, $5,582 - 2001)                 25,811     25,412      75,824      76,788
         Total benefits and expenses                           109,532    101,861     308,450     308,475

Pretax income (loss)                                              (341)    10,468      21,511      38,943

Federal income taxes:
     Current                                                     1,842        983         281       7,022
     Deferred                                                   (2,984)       703       4,175       2,155

                                                                (1,142)     1,686       4,456       9,177

Net income                                                  $      801      8,782      17,055      29,766

Per common share:
     Net income, basic and diluted                          $     0.07       0.73        1.42        2.47

     Cash dividends                                         $     0.27       0.27        0.81        0.81

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Balance Sheet

                                                   September 30    December 31
                                                      2002             2001
                                                   (Unaudited)
Assets
Investments:
     Fixed maturities securities
         available for sale, at fair value  $       2,135,106       2,062,193
     Equity securities available
         for sale, at fair value                       58,624          67,759
     Mortgage loans, net                              439,331         439,546
     Short-term investments                           165,557         127,984
     Other investments                                208,391         212,640

         Total investments                          3,007,009       2,910,122

Cash                                                   20,667           4,365
Deferred acquisition costs                            240,159         243,606
Other assets                                          304,880         301,213
Separate account assets                               234,409         305,283
                                            $       3,807,124       3,764,589

Liabilities and equity
Future policy benefits                      $         821,021         815,949
Accumulated contract values                         1,698,106       1,640,081
Notes payable                                          99,921          96,779
Current income taxes payable                            8,098          11,652
Other liabilities                                     333,041         329,161
Separate account liabilities                          234,409         305,283

         Total liabilities                          3,194,596       3,198,905

Stockholders' equity:
     Common stock                                      23,121          23,121
     Paid in capital                                   22,329          21,744
     Retained earnings                                675,591         668,255
     Accumulated other comprehensive
         income (loss), net of tax                      2,054         (38,806)
     Less treasury stock                             (110,567)       (108,630)

         Total stockholders' equity                  612,528         565,684

                                            $       3,807,124       3,764,589

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Statement of Cash Flows (Unaudited)

                                                      Nine Months ended
                                                          September 30
                                                      2002           2001

Operating activities
Net cash provided                            $       44,627          45,635

Investing activities
Available for sale securities:
     Purchases of fixed maturities                 (571,759)      (646,511)
     Sales of fixed maturities                      263,928        482,338
     Maturities and principal paydowns
         of fixed maturity investments              273,889        123,039
Purchases of other investments                      (64,558)       (58,598)
Sales, maturities and principal
     paydowns of other investments                   64,325         57,280
Net purchase of short-term
     investments                                    (38,281)       (69,452)
Disposition of group life block:
Cash paid net of ceding
     commission received                                  -         (4,000)
Net cash used                                       (72,456)      (115,904)

Financing activities
Policyholder contract deposits                      131,425        109,107
Withdrawals of policyholder
     contract deposits                              (81,206)      (103,277)
Change in other deposits                              1,842         15,257
Dividends paid to stockholders                       (9,719)       (10,486)
Proceeds from borrowings                              3,142         56,070
Other, net                                           (1,353)          (207)
Net cash provided                                    44,131         66,464

Increase (decrease)  in cash                         16,302         (3,805)
Cash at beginning of year                             4,365         13,391

Cash at end of period                        $       20,667          9,586

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2001 Form 10-K and the Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2002, and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Critical Accounting Policies and Estimates

GAAP requires management to make certain estimates and assumptions, which affect amounts reported in the financial statements and accompanying notes. As such, the Company combines its actual experience with selected estimates in the preparation of its financial statements. The calculations used to estimate various components in the financial statements are necessarily complex and involve large amounts of data. Assumptions and estimates involve judgment and by their nature can be subject to revision over time.

The calculation of life insurance policy reserves is dependent upon estimates of future events. These estimates require judgments based upon the Company’s past experience and estimates and assumptions about future mortality, persistency and interest rates. At any given time, earnings variability may result from changes in actual experience such as mortality or persistency, as well as changes in estimates of future experience.

Deferred acquisition costs, principally agent commissions and other selling, selection and issue costs which vary with and are directly related to the production of insurance revenue, are capitalized as incurred and amortized over future premium payments or the expected future profits of the business, depending on the type of products. Profit expectations are based upon estimates of future interest spreads, mortality margins, operating expenses and surrender experience. These estimates involve judgment, are reviewed not less than annually and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to interest sensitive and variable products should be revised as to the profit expectations for the business, the assumptions are unlocked, or changed, with the impact of the change flowing through the current period’s earnings.

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair market value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks as discussed in the Company’s 2001 Annual Report to Stockholders. The Company performs a rigorous review of its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities including an analysis of the company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company reduces its securities values when it determines that impairments, in accordance with GAAP, have occurred.

Accounting Developments

The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Standard addresses an array of topics from leases to the extinguishment of debt. The Company will adopt FAS No. 145 on January 1, 2003 and it is not anticipated to have an impact on reported results.

FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued by the FASB in July 2002. This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities, specifically the recognition of a liability for costs associated with these activities. FAS No. 146 addresses these activities initiated after December 31, 2002. This Standard is not anticipated to have an impact on reported results.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains or losses on securities available for sale and unfunded pension liabilities. Comprehensive income equaled $57.9 million and $67.3 million for the nine months ended September 30, 2002 and 2001, and $24.4 million and $35.0 million for the third quarter of 2002 and 2001, respectively. For the periods presented, comprehensive income varies from net income solely due to changes in unrealized gains and losses on securities, net of applicable taxes.

Earnings Per Share

Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,998,980 and 12,027,518 for the nine months ended September 30, 2002 and 2001, and 11,988,139 and 12,025,105 for the third quarter of 2002 and 2001, respectively.

Federal Income Taxes

Income taxes have been provided using the liability method. Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the Federal income tax rate. The effective tax rate was 20.7 percent for this year’s nine months versus 23.6 percent last year. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments.

Note 2 - Notes Payable

The Company borrows short-term funds through its membership with the Federal Home Loan Bank (FHLB) and reinvests those funds at higher rates thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. As a member of the FHLB with a capital investment of $9.0 million, the Company has the ability to borrow up to twenty times its capital investment, or $179.7 million, from the FHLB when collateralized. As of September 30, 2002, the Company had short-term borrowings with the FHLB totaling $95.0 million with various maturities and a weighted average interest rate of 2.47 percent. These borrowings are secured by mortgage-backed securities totaling $120.5 million. Additionally, the Company has overnight Federal funds borrowings totaling $3.7 million with a daily maturity, an interest rate of 2.22 percent and secured by specific securities. The Company has a $0.7 million real estate loan due December 2010, with an interest rate of 7.50 percent, secured by the property. Finally, the Company has a $0.5 million construction loan related to an investment property due July 2003 with an interest rate of 8.00 percent. This note will be forgiven in total if certain construction terms are met by that date. Total borrowings equaled $99.9 million at quarter end.

Note 3 - Business Segments

Company operations have been classified and summarized into four reportable segments. The segments, generally classified along company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products by an agency sales force to individuals. The Kansas City Life – Group segment consists of sales of group life, disability and dental products and administrative services only (ASO) by the Company’s agency sales force and appointed group agents. The Sunset Life segment consists of sales of interest sensitive and traditional products by an agency sales force. The Old American segment markets whole life final expense products primarily to seniors through an agency sales force.

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

                                     Kansas City Life     Sunset      Old
                                  Individual    Group      Life     American    Total
                                      (in thousands)
Insurance revenues:
           Nine months:    2002     $83,478     42,022    12,555    53,093    191,148
                           2001      75,205     38,322    18,240    54,664    186,431
           Third quarter:  2002      32,099     14,112     3,664    17,678     67,553
                           2001      24,522     12,421     6,277    18,138     61,358

Investment income, net:
           Nine months:    2002    $108,410        307    24,263    12,228    145,208
                           2001     113,420        425    25,142    12,561    151,548
           Third quarter:  2002      35,291         90     7,808     3,949     47,138
                           2001      37,360         64     8,393     4,157     49,974

Net income:
           Nine months:    2002     $ 7,906     (1,521)    6,623     4,047     17,055
                           2001      18,083        214     5,590     5,879     29,766
           Third quarter:  2002        (703)      (707)      783     1,428        801
                           2001       4,401     (1,034)    2,877     2,538      8,782

Intersegment revenues are not material and there has been no significant change in segment assets from last year-end. The Company operates solely in the United States and no individual customer accounts for 10 percent or more of the Company’s revenue.

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

In connection with the settlement in one such suit, Sunset Life notified affected policyholders and subsequently received written claims. After providing benefits for affected claimants, the Company reassessed the remaining legal liability established in 2001 and released $2.3 million of the liability as a reduction to legal expenses during the second quarter.

The Company had open purchase commitments for the funding of $3.3 million in mortgage loans, $1.8 million in joint ventures, and $6.8 million in fixed assets.

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

Results of Operations

Kansas City Life’s basic and diluted net income per share declined 90 percent in the third quarter to equal $.07 and 43 percent in the nine months to equal $1.42. The decline in earnings can primarily be attributed to two factors. The first factor was a significant increase in realized investment losses, which increased $4.0 million in the quarter and $10.5 million in the nine months, net of applicable taxes. The overall economy and market conditions remain challenging. Substantial realized investment losses have been experienced throughout the insurance industry. Excluding these losses, income per share declined 38 percent in the quarter and 7 percent in the nine months. The second factor was an increase in policyholder benefit ratios for the quarter and nine months.

The results for the nine months continued to benefit from two factors that occurred earlier in the year. The assumptions used to determine the amortization of deferred acquisition costs were unlocked or adjusted during the second quarter. This unlocking of assumptions reflects changes in expected future experience on certain products where experience has been better than originally anticipated. Additionally, the class action lawsuit brought against Sunset Life was settled early this year. Based upon the settlement, and after contacting affected policyholders, the adequacy of the liability for this case was reassessed and was reduced $2.3 million in the second quarter.

Premiums and contract charges rose 12 percent in the third quarter and 5 percent in the nine months. Life premiums increased 22 percent in the third quarter and 9 percent in the nine months, largely due to strong annuity sales. Accident and health premiums rose 14 percent in the third quarter and 10 percent in the nine months, principally due to increased group dental premiums. Reinsurance ceded premiums totaled $32.6 million in the nine months, a 20 percent, or $5.4 million, increase over last year. This increase reflects the reinsurance agreement Sunset Life entered into on January 1, 2002 whereby 80 percent of the mortality risk on certain of its traditional and universal life policies was ceded.

Net investment income declined 6 percent in the third quarter and 4 percent in the nine months. The portfolio’s net yield declined 56 basis points primarily due to reinvestment rates that were below the portfolio’s overall yield. Both the rise in realized investment losses and the historically low market yields reflect the difficult economy and volatile financial markets. A majority of the net realized losses incurred during the nine months were in the energy, airline and telecommunications sectors, whose difficulties have been widely publicized for the past several quarters.

Following is a table that details gross realized investment gains and losses.

                                                     Quarter ended         Nine Months ended
                                                      September 30            September 30
                                                     2002     2001           2002      2001
                                                               (in thousands)
     Gross gains resulting from:
        Sales of securities                      $    508      5,778        6,451    12,641
        Securities called                           1,491         30        3,215       145
        Sales of real estate and joint ventures     2,563      1,118        2,563     3,843
           Total gross gains                        4,562      6,926       12,229    16,629

     Gross losses resulting from:
        Sales of securities                        10,227    (4,436)     (13,814)  (11,967)
        Adjustment in book value of securities     (3,101)   (4,689)     (16,483)   (5,646)
        Securities called                            (372)     (631)      (1,073)   (2,038)
        Sales of real estate and joint ventures        (9)     (511)        (213)     (511)
           Total gross losses                      13,709   (10,267)     (31,583)  (20,162)

     Related deferred policy acquisition costs        228       558          172       558

     Net realized losses                         $ (8,919)   (2,783)     (19,182)   (2,975)

The Company regularly evaluates the quality of its investment portfolio. In a diversified portfolio, there will be, from time-to-time, certain investments that suffer market price deterioration due to a wide variety of factors. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value or when the Company believes that it is more likely than not that it will not receive all of its contractual cash flows from an investment made by the Company, the investment’s value is adjusted by charging off the loss against income. The Company’s analysis identified $3.1 million in other than temporary declines in value in the third quarter and $16.5 million in the nine months.

Policy benefits, as a percent of revenues excluding realized gains and losses, equaled 60.6 percent versus 59.2 percent a year ago. For the third quarter, the policy benefits ratio was 62.9 percent versus 58.8 percent in last year’s third quarter. These increased ratios reflected increased group dental claims ratios, increased sales of single premium immediate annuities in the third quarter and a slight increase or worsening in overall mortality experience. The immediate annuities, by their nature, serve to increase the policy benefits ratios since policy reserves rise nearly as much as the premiums received on this business.

Acquisition expenses, consisting of commissions, production allowances and the amortization of deferred policy acquisition costs less the capitalization of acquisition costs, rose 8 percent in the third quarter but declined 7 percent in the nine months. The decline in acquisition costs for the nine months was attributable to the unlocking of deferred acquisition cost amortization assumptions, as discussed above. Home office operating expenses rose 1 percent in the third quarter but declined 3 percent in the nine months. These expenses were impacted favorably by the reduction of the liability for the settlement of a class action lawsuit as discussed above.

Segment Results

The following section addresses the financial performance of each of the Company's four reportable operating segments.

Kansas City Life - Individual

Sales, in terms of new annualized premiums, increased 51 percent in the third quarter. Sales of fixed annuities more than doubled and non-variable universal life sales increased 61 percent. Partially offsetting these increases, variable universal life and annuity sales declined 37 percent. For the nine months, new annualized premiums rose 24 percent as fixed annuities and non-variable universal life sales more than doubled while variable universal life and annuity sales declined 43 percent. Variable product sales accounted for 28 percent of this segment’s total sales for the nine months, versus 61 percent a year ago. These results reflect the lagging stock market’s impact on the sales of variable products and on consumers’ current preference for more stable investment returns. This segment provided 77 percent of consolidated new annualized premiums in the nine months, virtually the same as a year ago.

Total insurance revenues for this segment, which include total premiums and contract charges on the interest sensitive and variable products, rose 31 in the quarter and 11 percent in the nine months, largely due to increased fixed annuity sales. Ceded premiums rose 7 percent in the quarter and 6 percent in the nine months.

Policy benefits rose 22 percent in the third quarter and 5 percent in the nine months. Benefits as a percent of revenues excluding realized gains and losses equaled 62.0 percent, up from 59.8 percent a year ago.

Net income for this segment declined 116 percent in the third quarter and 56 percent in the nine months. As previously mentioned, major factors in this decline were an increase in net realized investment losses, which rose from $3.4 million last year to $14.3 million this year, and increased policyholder benefit ratios. This segment provided 44 percent of consolidated insurance revenues and 46 percent of consolidated net income, versus 40 percent and 61 percent, respectively, last year.

Kansas City Life - Group

Group sales, in terms of new annualized premiums, rose 16 percent in the third quarter and 26 percent in the nine months. This segment provided 10 percent of consolidated annualized premiums in the nine months, the same as last year. Group sales were led by the dental line, which accounted for 74 percent of total group sales and increased 23 percent over last year. This increase is due in part to the addition of a new dental third-party administrator this year, as mentioned in earlier reports. Also, group life sales rose 81 percent over last year.

Group insurance revenues rose 10 percent in the nine months, largely due to growth in the dental line. This segment provided 22 percent of consolidated insurance revenues compared to 21 percent a year ago.

The Group segment experienced a $0.7 million loss in the third quarter and a $1.5 million loss in the nine months. A slight increase in the claims ratio coupled with increased commissions, reflective of the increased sales, and increased third party administration charges depressed operating results.

Sunset Life

Sunset Life’s new annualized premiums more than tripled in the third quarter as fixed annuity sales increased dramatically. Also, traditional life sales rose 10 percent. Partially offsetting these, universal life sales declined 19 percent. In the nine months, new annualized premiums rose 90 percent as fixed annuity sales more than tripled. Partially offsetting these, traditional life sales declined 27 percent and non-variable universal life sales declined 31 percent. This segment contributed 7 percent of total new annualized premiums in the nine months, versus 4 percent last year.

Total insurance revenues declined 42 percent in the third quarter and 31 percent in the nine months. However, as previously mentioned, ceded premiums increased significantly from last year due to a reinsurance agreement that Sunset Life entered into at the beginning of the year. Excluding ceded premiums, insurance revenues declined 2 percent versus last year for the nine months and 8 percent for the quarter.

Policy benefits, as a percent of revenues excluding realized gains and losses equaled 50.2 percent in the nine months, down from 53.9 percent a year ago. For the third quarter this ratio was 46.3 percent, down from 48.9 percent last year. This was primarily due to more favorable mortality experience.

Sunset Life’s net income declined 73 percent in the third quarter but rose 19 percent in the nine months. Net realized investment losses increased $2.3 million in both the third quarter and the nine months. Excluding net realized investment losses, income declined 23 percent in the third quarter and rose 44 percent in the nine months. The third quarter decline was largely due to a decrease in net investment income. As previously mentioned, results for the nine months benefited from the $2.3 million reduction in operating expenses in the second quarter related to the settlement of the class action lawsuit against Sunset Life. This segment contributed 6 percent of consolidated insurance revenues and 39 percent of consolidated net income in the nine months, versus 10 percent and 19 percent, respectively, last year.

Old American

Old American’s new annualized premiums rose 6 percent in the third quarter but declined 2 percent in the nine months. This segment contributed 6 percent of consolidated new annualized premiums in the nine months, down from 8 percent last year.

Insurance revenues declined 3 percent in both the third quarter and the nine months. Policy benefits equaled 57.7 percent of revenues excluding realized gains and losses, compared to 58.0 percent last year. For the third quarter this ratio equaled 55.7 percent, virtually identical with last year.

Net income for this segment declined 44 percent in the third quarter and 31 percent in the nine months. A large factor in this decline was an increase in net realized investment losses of $1.5 million in the third quarter and $3.0 million in the nine months. Income excluding realized investment losses, net of applicable income taxes, declined 6 percent in the third quarter but rose 2 percent for the nine months. A decline in net investment income contributed to the quarter’s decline. This segment provided 24 percent of consolidated net income and 28 percent of consolidated insurance revenues, versus 20 percent and 29 percent, respectively, last year.

Liquidity and Capital Resources

Statements made in the Company’s 2001 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

Funds received from the sales, maturities and principal pay downs of investments totaled $602.1 million, a 9 percent decline from last year. Funds received from financing activities declined $22.3 million. A net increase in policyholder contract deposits was more than offset by a decline in borrowings.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread strategy through its membership with the FHLB. The Company borrows from the FHLB and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. At September 30, 2002, the Company had short-term borrowings with the FHLB totaling $95.0 million and total borrowings from all sources of $99.9 million.

The Company believes that the current level of cash, securities available for sale, and short-term investments in combination with net cash from operations will be adequate to cover its near-term cash obligations. Asset and liability maturities and yields are monitored as an important consideration for each type of insurance product. The Company, as an ongoing matter, monitors benefit and expense projections of future cash requirements. As part of this process, the Company performs cash flow testing under a variety of scenarios to ensure funds will be available as needed to meet current and future policyholder obligations. The Company’s investment strategy is developed with these needs and requirements in mind. Additionally, the Company takes these matters into account as it develops and designs new products and as it enhances its existing product portfolio. There can be no assurances, however, that future experiences will be similar to historical experience due to factors such as the interest rate environment.

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At September 30, 2002, separate accounts and other investments generated by variable products totaled $283.4 million, a 17 percent decline from year-end 2001.

Stockholders’ equity increased $46.8 million as the accumulated other comprehensive income rose $40.9 million from year-end, due to an increase in net unrealized gains associated with securities. Book value per share equaled $51.08, a 9 percent increase from year-end.

Consolidated insurance in force totaled $26.6 billion, in line with year-end 2001.

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

Kansas City Life holds a diversified portfolio of investments that includes cash, bonds, preferred stocks, mortgage-backed securities, commercial mortgages and real estate. Each of these investments is subject, in varying degree, to market risks that can affect their ability to earn a competitive return and the return affects their fair value. Thus the primary market risks affecting the Company are interest rate and credit risks.

Interest rate risk arises from the price sensitivity of fixed income securities to changes in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments. As interest rates fall, the coupon and dividend streams of older, higher-paying investments become relatively more valuable than newer, lower-yielding opportunities. Therefore the market value of the older, high-paying investments increases. The opposite effect occurs when interest rates rise. The changes in fair market price of such investments are inversely related to changes in market interest rates.

The majority of the Company’s investments are exposed to varying degrees of credit risk - the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer, and that the timely payment of principal or interest might not occur.

Over the past three years, credit defaults in the marketplace have increased significantly. The increase in the default rate may be attributed to several factors, including the economic slowdown experienced by the U.S. economy, the increased use of leverage by corporate issuers, fraud, and adverse legal judgments against corporations, among others. A default by a rated issuer usually involves some loss of principal to the investor. Such loss can be mitigated by timely sales of affected securities or by active involvement in a restructuring process, which preserves the value of the underlying entity. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. The Company mitigates this risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types and by investing substantial amounts of the portfolio in instruments carrying a security lien against tangible asset collateral. Pledged collateral that retains its value increases bondholder recovery amounts in the case of bankruptcy or restructuring.

As market interest rates fluctuate, so will the Company’s investment portfolio and its stockholders’ equity. At September 30, 2002, the Company had a net unrealized investment gain of $16.7 million, net of related taxes and deferred policy acquisition costs, compared to a $24.1 million net unrealized loss reported at year-end 2001. This increase is primarily the result of changes in the term structure of interest rates, volatility in credit spreads within the corporate bond market, and the realization of losses on certain securities. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

The Company markets certain variable products. The policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. However, the Company assesses certain charges based on the policy account values and changes to the account values can affect the Company’s earnings. The portion of the policyholder’s account balance invested in the fixed general account, if any, is affected by the spreads between interest yields on investments and rates credited to the policyholder’s accounts.

Item 4. Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: Other Information
Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers questioning the conduct of insurers in the marketing of their products.

In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al, Case No. SC051573, the Superior Court of the State of California, County of Los Angeles, on February 28, 2002 approved a settlement of a nation-wide class action lawsuit focusing on universal life sales practices by Sunset Life. The Superior Court’s approval of the settlement has now become final. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1982 through December 31, 2001) had an ownership interest in one or more of Sunset Life’s universal life policies during the class period. In order to obtain relief under the settlement, members of the Settlement Class were required to file a Claim Form postmarked or received by the Claims Administrator before April 29, 2002. Based upon settlement results in the second quarter, management was of the opinion that the reserve established for this settlement in 2001 was more than adequate to discharge all of Sunset’s obligations arising out of this matter and released $2.3 million from the reserve. Management has reviewed the reserve at the end of the third quarter and found it to be adequate.

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

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby
R. Philip Bixby
President, CEO and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance and CFO

Date: November 8, 2002

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 906 CERTIFICATION
Third Quarter 2002

The undersigned certify that the registrant’s Form 10-Q report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d) and that information contained in the report fairly represents, in all material respects, the financial condition and results of operations of the registrant.

/s/R. Philip Bixby
R. Philip Bixby
President, CEO and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance and CFO

Date: November 8, 2002

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 906 CERTIFICATION
Third Quarter 2002

I, R. Philip Bixby, President, CEO and Vice Chairman of the Board of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kansas City Life Insurance Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, and including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/R. Philip Bixby
R. Philip Bixby
President, CEO and Vice Chairman of the Board

Date: November 8, 2002

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 906 CERTIFICATION
Third Quarter 2002

I, Tracy W. Knapp, Senior Vice President, Finance and CFO of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kansas City Life Insurance Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, and including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance and CFO

Date: November 8, 2002