Form 10-Q/A
period 2002-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2002-11-13
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

This Form 10-Q/A, Amendment No. 1, is being filed to correct a clerical error that occurred as a result of the Edgar filing process in the gross realized investment gains and losses table for the quarter ended September 30, 2002. All totals remained the same in the table.

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

Following is a table that details gross realized investment gains and losses.

                                                     Quarter ended         Nine Months ended
                                                      September 30            September 30
                                                     2002     2001           2002      2001
                                                               (in thousands)
     Gross gains resulting from:
        Sales of securities                      $    508      5,778        6,451    12,641
        Securities called                           1,491         30        3,215       145
        Sales of real estate and joint ventures     2,563      1,118        2,563     3,843
           Total gross gains                        4,562      6,926       12,229    16,629

     Gross losses resulting from:
        Sales of securities                       (10,227)   (4,436)     (13,814)  (11,967)
        Adjustment in book value of securities     (3,101)   (4,689)     (16,483)   (5,646)
        Securities called                            (372)     (631)      (1,073)   (2,038)
        Sales of real estate and joint ventures        (9)     (511)        (213)     (511)
           Total gross losses                     (13,709)  (10,267)     (31,583)  (20,162)

     Related deferred policy acquisition costs        228       558          172       558

     Net realized losses                         $ (8,919)   (2,783)     (19,182)   (2,975)

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