Form 10-K
period 2002-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2003-03-26
CIK 54473

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to ___________

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY
(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered
None	None

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

        As of December 31, 2002, 11,996,183 shares of the Company’s capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $137,919,811.

PART I

Item 1.   BUSINESS

        Kansas City Life Insurance Company (KCL or the Company) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

        The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance affiliates, Sunset Life Insurance Company of America (Sunset) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a career general agency sales force and these products generate 42 percent of consolidated revenues from customers. The group products, largely life, dental, disability and administrative services only, are sold through the general agency sales force and appointed group agents. Group revenues account for 23 percent of revenues from customers. Kansas City Life operates in 48 states and the District of Columbia. Sunset markets interest sensitive and traditional products to individuals through a personal producing general agency system. Sunset operates in 43 states and the District of Columbia. This segment provides 7 percent of revenues. The Old American segment markets whole life final expense products to seniors through a general agency sales force. Old American operates in 46 states and the District of Columbia and accounts for 28 percent of consolidated revenues from customers.

        Old American and Sunset’s administrative and accounting operations are part of KCL’s home office. However, each entity operates a separate and independent marketing department and field force.

        KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

        KCL and its subsidiaries have 601 full time employees located in its home office. The Company considers relations with its employees to be good.

        The Company is engaged in a competitive industry, competing with 1,500 to 2,000 other life insurance companies in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the Company operates.

Access to Public Filings

        Beginning with this filing KCL will be providing access to its annual report on Form 10-K, and will provide access as they become available during the year for all quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act, free of charge. These documents may be accessed on KCL’s website at the following address: http://www.kclife.com. These documents will be provided as soon as is practicable after filing with the SEC, although not always on the same day. These documents may also be found on the SEC’s website at http://www.sec.gov.

Item 2.  PROPERTIES

        KCL’s home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five story buildings on an eight acre site.

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

        In the case of Charles R. Sullivan, etc., previously reported in the Company’s Form 10-Q Report for the Quarter Ended September 30, 2001, a Motion for Certification of the Class has been filed by the Plaintiff. Management believes that it is administering and has responsibility for 326 of the policies involved in the dispute.

        In the previously reported case of Wilner v. Sunset Life Insurance Company, Dean Delevie, et al., Case No. SC051573, the Superior Court of the State of California, County of Los Angeles, on February 28, 2002 approved a settlement of a nationwide class action lawsuit focusing on universal life sales practices by Sunset Life. The settlement has become final. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1982 through December 31, 2001) had an ownership interest in one or more of Sunset Life’s universal life policies during the class period. The reserve in connection with this settlement was increased to $18,000,000 in 2001. The actual cost of the settlement including claim, administration, and attorney’s fees was $15,918,000. The case has been dismissed following settlement.

        In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any with respect to these other claims and legal actions, would have no material effect on the Company’s business, results of operations or financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the shareholders of the Company during the Fourth Quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by Reference.	Page 38 of Annual Report to shareholders for the year ended December 31, 2002.

Item 6.   SELECTED FINANCIAL DATA

Incorporated by Reference.	Page 16 of Annual Report to shareholders for the year ended December 31, 2002.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by Reference.	Pages 14 through 21 of Annual Report to shareholders for the year ended December 31, 2002.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by Reference.	Pages 18 through 20 of Annual Report to shareholders for the year ended December 31, 2002.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by Reference.	Pages 22 through 37 of Annual Report to shareholders for the year ended December 31, 2002.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  The following information, as of December 31, 2002, is provided with respect to each Director and Nominee:

                                             Term as
                                             Director                                        Served as
                                             Expires            Other Positions               Director
   Name of Director               Age        in April           with the Company                From

J. R. Bixby (1)(3)(4)             77           2003          Chairman of the Board              1957

R. Philip Bixby                   49           2003          President, CEO and Vice            1985
(1)(3)(4)                                                    Chairman of the Board

Warren J. Hunzicker, M.D.         82           2003          None                               1989
(1)(2)

Tracy W. Knapp                    40           2003          Senior Vice President,             2002
(1)(3)(4)                                                    Finance

E. Larry Winn, Jr.                83           2003          None                               1985
(1)(2)(4)(5)(6)

William R. Blessing               48           2004          None                               2001
(2)

Bruce W. Gordon (3)               55           2004          Senior Vice President,             2002
                                                             Marketing

Cecil R. Miller (2)(5)            70           2004          None                               2001

Michael J. Ross                   61           2004          None                               1972
(2)(4)(5)(6)

Elizabeth T. Solberg              63           2004          None                               1997
(2)

Walter E. Bixby    (2)            43           2005          None                               1996

Webb R. Gilmore                   58           2005          None                               1990
(2)(4)(6)

Nancy Bixby Hudson (2)            50           2005          None                               1996

Daryl D. Jensen    (2)            63           2005          None                               1978

William A. Schalekamp (3)(4)      58           2005          Senior Vice President,             2002
                                                             General Counsel
                                                             and Secretary
(1)	Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 24, 2003, will be elected for a three-year term ending in 2006.
(2)	Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life, Old American, and Generations Bank, subsidiaries. Mr. Blessing is currently Vice President, Business Development and Strategy, Sprint PCS, Kansas City, Missouri, a position he has held since 1998. He has been with Sprint and related entities in various capacities since 1981. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen served as President of Sunset Life, a subsidiary of Registrant, from 1973 until his retirement in 1999. Mr. Jensen serves as a Director of Sunset Life and Generations Bank, subsidiaries. He also serves on the Board of Directors of Heritage Financial Corporation and is Vice President, Administration of Western Institutional Review Board. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1967 specializing in insurance and agribusiness. He retired in 1990. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mr. Ross also serves as a Director of Generations Bank, a subsidiary. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. She serves as a Director of Generations Bank, a subsidiary. She also serves as a Director of Ferrellgas, Inc. and Midwest Express Holdings, Inc. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress.
(3)	See below with respect to the business experience of executive officers of the Company.
(4)	Member of Executive Committee.
(5)	Member of Audit Committee.
(6)	Member of Compensation Committee.
(b) Executive Officers.
Name, Age and Position	Business Experience During Past 5 Years
J. R. Bixby, 77 Chairman of the Board	Chairman since 1972; President from 1964 until he retired in April, 1990. Responsible for overall corporate policy. Chairman of the Board of Sunset Life and Old American, subsidiaries.
R. Philip Bixby, 49 President, CEO and Vice Chairman of the Board	Elected Assistant Secretary in 1979; Assistant Vice President in 1982; Vice President in 1984; Senior Vice President, Operations in 1990; Executive Vice President in 1996; President and CEO in April, 1998; and Vice Chairman of the Board in January, 2000. Director and President of Sunset Life, Director of Old American, and Chairman of the Board of Generations Bank, subsidiaries.

Name, Age and Position	Business Experience During Past 5 Years
Bruce W. Gordon, 55 Senior Vice President, Marketing	Elected Senior Vice President, Marketing in July, 2001. Responsible for Marketing, Marketing Administration, Communications and Public Relations. Served as Vice President, Distribution Individual Insurance, Sun Life Financial 1999-2001; President, Product Resource Group and Vice President-ILD Marketing, Protective Life Insurance Company 1997-1999. Elected to fill the unexpired term of Jack D. Hayes on the Company's Board of Directors in January, 2002. Senior Vice President, Marketing and a member of the Board of Directors of Sunset Life, a subsidiary.

Tracy W. Knapp, 40 Senior Vice President, Finance	Was elected Senior Vice President, Finance and to the unexpired term on the Board of Directors of Richard L. Finn, who retired January 31, 2002. Chief financial officer and responsible for the investment of the Company's funds, accounting and taxes. Mr. Knapp joined the Company in 1998 and was responsible for developing a banking subsidiary. He was elected President and CEO of Generations Bank when it was chartered in July, 2000. From 1991 to 1998,he held several positions with U.S. Credit Union including Vice President, Finance and Controller. Director of Sunset Life, Old American and Generations Bank, subsidiaries.

Mark A. Milton, 44 Senior Vice President and Actuary	Elected Assistant Actuary in 1984; Assistant Vice President/Associate Actuary in 1987; Vice President/ Associate Actuary in 1989; Vice President and Actuary in January, 2000; and to present position in January, 2001. Responsible for Actuarial Services, State Compliance and Group. Director, Vice President and Actuary of Sunset Life, and Director of Old American, subsidiaries.

Michael P. Horton, 60 Vice President, Group	Elected Director, Group Life/Sales in 1977; Assistant Vice President, Group in 1981; and to Vice President, Group in 1984. Responsible for group sales and products. Mr. Horton retired January 31, 2003.

Robert C. Miller, 56 Senior Vice President, Administrative Services	Elected Assistant Auditor in 1972; Auditor in 1973; Vice President and Auditor in 1987; and to present position in 1991. Responsible for Human Resources and Administrative Functions.
Charles R. Duffy, Jr., 55 Senior Vice President, Operations	Elected Vice President, Computer Information Services in 1989; Vice President, Insurance Administration in 1992; and to present position in 1996. Responsible for the Company's Computer Operations, Customer Services, Claims, Agency Administration, New Business, Medical and Underwriting. Director of Sunset Life and Old American, subsidiaries.

John K. Koetting, 57 Vice President and Controller	Elected Assistant Controller in 1975; and to Vice President and Controller in 1980. Chief accounting officer responsible for all corporate accounting reports. Director of Old American, a subsidiary. Mr. Koetting retired January 31, 2003.

C. John Malacarne, 61 Senior Vice President, General Counsel and Secretary	Elected Associate General Counsel in 1976; General Counsel in 1980; Vice President and General Counsel in 1981; and to Senior Vice President, General Counsel and Secretary in 1991. Responsible for Legal Department, Office of the Secretary, Stock Transfer Department and Market Compliance. Director and Secretary of Sunset Life, Old American, and Generations Bank, subsidiaries. Mr. Malacarne retired May 31, 2002.

Name, Age and Position	Business Experience During Past 5 Years
William A. Schalekamp, 58 Senior Vice President, General Counsel, and Secretary	Joined the Company in 1971. Was elected Assistant Counsel in 1973; Associate Counsel in 1975; Assistant General Counsel in 1980; Associate General Counsel in 1984; Vice President and Chief Compliance Officer/Associate General Counsel in January, 2002, and to his present position in April, 2002. Responsible for Legal Department, Office of the Secretary, Stock Transfer Department, and Market Compliance.

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

Item 11.   EXECUTIVE COMPENSATION

         (a)  Compensation

        The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2002 for the fiscal years ending December 31, 2002, 2001 and 2000.

                                                      SUMMARY COMPENSATION TABLE

                                                        Annual Compensation      Long Term
                                                                                 Incentive        Other           All
                     Name and                                                   Compensation      Annual         Other
                Principal Position                  Year    Salary      Bonus      Payouts     Compensation  Compensation

R. P. Bixby                                         2002   $527,220   $101,924                   $7,000        $48,774
President, CEO and Vice Chairman of the Board,      2001    483,660     21,682                    7,000         45,965
Kansas City Life; Director of Sunset Life,          2000    443,700        400                    7,000         42,287
Director of Old American, and Chairman
of the Board of Generations Bank, subsidiaries
                                                  ---------------------------------------------------------------------

B. W. Gordon                                        2002    249,900    102,790                    5,000         11,639
Senior Vice President, Marketing, Kansas City       2001    113,670     40,740                      500          4,612
Life; Director of Sunset Life, subsidiary           2000          0          0                        0              0
                                                  ---------------------------------------------------------------------

C. R. Duffy, Jr.                                    2002    226,980     37,760                    3,000         22,802
Senior Vice President, Operations, Kansas City      2001    216,180     14,513                    3,000         19,959
Life; Director of Sunset Life and Old American,     2000    202,020     14,654                    3,000         18,385
subsidiaries
                                                  ---------------------------------------------------------------------

M. A. Milton                                        2002    208,500     35,999                    2,750         18,339
Senior Vice President and Actuary, Kansas City      2001    184,810     15,139                    2,000         16,847
Life; Director of Sunset Life and Old American,     2000    163,200      3,201                    1,000         13,877
subsidiaries
                                                  ---------------------------------------------------------------------

T. W. Knapp                                         2002    201,150     51,789                    5,250         13,286
Senior Vice President, Finance, CFO, Kansas City    2001    130,000          0                        0            286
Life; Director of Old American, Sunset Life,        2000    119,820     10,000                        0          8,518
and Generations Bank, subsidiaries
                                                  ---------------------------------------------------------------------

ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

         The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute up to 100% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2002 for the accounts of the named individuals are as follows: R. P. Bixby, $11,000; B. W. Gordon, $2,083; C. R. Duffy, Jr., $11,000; M. A. Milton, $11,000; T. W. Knapp, $5,660.

         The Company has adopted a nonqualified deferred compensation plan for approximately 42 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 25% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2002 for the accounts of the named individuals are as follows: R. P. Bixby, $20,633; B. W. Gordon, $0; C. R. Duffy, Jr., $2,619; M. A. Milton, $1,510; T. W. Knapp, $0.

         The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2002 are as follows: R. P. Bixby, $2,283; B. W. Gordon, $1,586; C. R. Duffy, Jr., $2,418; M. A. Milton, $566; T. W. Knapp, $535.

         The Company has a three year long term incentive plan in place for senior management that awards participants for the increase in the price of the Company's common stock from January 25, 2000 through January 24, 2003. Participants are awarded units (phantom shares) based on their annualized salary divided by the share price of $32.25 as of January 21, 2000. At the conclusion of the plan, participants receive awards based on the increase in the per share price times their number of units. Participants are also awarded dividends on these shares commensurate with the Company's dividend policy. Payments equivalent to dividends received by the named individuals and included in All Other Compensation are as follows: R. P. Bixby, $14,859; B. W. Gordon, $7,970; C. R. Duffy, Jr., $6,765; M. A. Milton, $5,264; T. W. Knapp, $7,091.

         (f)   Defined Benefit or Actuarial Plan Disclosure

        The Company has a noncontributory defined benefit pension plan which covers employees age 21 and over. Effective January 1, 1998, the pension plan was converted to a cash balance plan. Benefits under the plan will no longer be determined primarily by final average compensation and years of service. Each participant’s benefit accrued under the prior plan formula as of December 31, 1997 was converted to an opening account balance in the cash balance plan.

        Beginning in 1998, participants accumulate annual pay credits equal to a percentage of annual compensation, ranging from 3% to 16% based on years of service of the participant. The cash balance account is further credited with interest annually which is based on the 30-year treasury bond rate in effect for November of the prior plan year. Upon termination of employment, the account balance as of such date may be distributed to the participant in lump sum or annuity form, at the election of the participant. Benefits vest according to years of service after age 18 on a graded scale, beginning with 30% vesting with 3 years, and becoming 100% vested with 7 years. Compensation for determining benefits under the plan is equal to base salary, excluding overtime and bonuses.

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

         A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2002, were: R. P. Bixby, 25 years; B. W. Gordon, 2 years; C. R. Duffy, Jr., 13 years; M. A. Milton, 21 years; T. W. Knapp, 2 years.

         The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2002 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $180,824; B. W. Gordon, $1,616; C. R. Duffy, Jr., $28,966; M. A. Milton, $76,128; T. W. Knapp, $3,840.

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

         (h)   Employment Contracts and Termination of Employment and Change in Control Arrangements

        There are no employment contracts between the Company and its executive officers. The Company’s benefit plans contain typical provisions applicable to all employees for termination of employment.

         (j)    Additional Information with Respect to Compensation Committee

         The members of the Compensation Committee: Elizabeth T. Solberg, Michael J. Ross and E. Larry Winn, Jr.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)    Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2002 concerning certain beneficial owners of voting securities of the Company’s $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.

           Name and Address                                     Percent of Class

 Mark A. Milton, Robert C. Miller and Tracy W. Knapp,
 Trustees of the Kansas City Life Insurance Company
 Savings and Profit Sharing Plan and the Kansas City Life
 Employee Stock Plan and the Kansas City Life Agents
 Stock Bonus Plan
 3520 Broadway
 Kansas City, MO 64111-2565

 Amount and Nature of Ownership(1)

                     848,656 Shares                                       7.1

 WEB Interests, Ltd.
 3520 Broadway
 Kansas City, MO 64111-2565

 Amount and Nature of Ownership(2)

                   2,358,340 Shares                                      19.7

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

 Lee M. Vogel
 4701 NW 59th Court
 Kansas City, MO 64151

 Amount and Nature of Ownership(4)(6)

                   2,973,410 Shares                                      24.8

 R. L. Finn
 10106 N.W. 74th St.
 Kansas City, MO 64152

 Amount and Nature of Ownership(7)

                   2,903,815 Shares                                      24.2
(1)	Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.
(2)	The WEB Interests, Ltd. is a Texas limited partnership (the "WEB Partnership"). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner's proportionate interest in the WEB Partnership.

(3)	Includes 2,358,340 shares for which Angeline I. O'Connor ("Ms. O'Connor") shares the power of disposition as a general partner of the WEB Partnership. Of these shares, Ms. O'Connor: (a) as a general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 2,064,540 shares; (b) as the sole trustee of the Angeline I. O'Connor GST Trust and the Issue Trust for Angeline I. O'Connor, which trusts are limited partners of the WEB Partnership, has the power to vote 90,643 shares; and (c) as an individual general partner of the WEB Partnership, has the sole power to vote 209 shares. Also includes: (a) 372,315 shares for which Ms. O'Connor, as a co-trustee (with R. Philip Bixby and Walter E. Bixby) of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. O'Connor owns directly and has the sole power to vote and the sole power of disposition.

(4)	The JRB Interests, Ltd. is a Texas limited partnership (the "JRB Partnership"). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner's proportionate interest in the JRB Partnership.

(5)	Includes 2,966,312 shares for which Margie Morris Bixby ("MM Bixby"), as the sole trustee of the Margie Morris Bixby Revocable Trust (the "MMB Trust"), a general partner and a limited partner of the JRB Partnership, shares the power of disposition. Of these shares, MM Bixby (a) as a general partner and a limited partner of the JRB Partnership, in her capacity as sole trustee of MMB Trust, has the sole power to vote 25,900 shares; and (b) as a limited partner of the JRB Partnership, in her individual capacity, has sole power to vote 324 shares. Also includes, 1,800 shares for which MM Bixby, as a joint tenant with right of survivorship with Mr. Vogel, shares the power to vote and the power of disposition.

(6)	Includes 2,966,312 shares for which Lee M. Vogel ("Mr. Vogel"), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 259 shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 979,491 shares. Also includes: (a) 1,800 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; and (b) 5,298 shares which Mr. Vogel owns directly and has the sole power to vote and the sole power of disposition.

(7)	Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,924,300 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 979,491 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition.

         (b)   Security Ownership of Management

        The following table sets forth information as of December 31, 2002 concerning officers and directors who own an interest in the Company’s $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

         J. R. Bixby, R. Philip Bixby, Warren J. Hunzicker, M.D., Tracy W. Knapp, and E. Larry Winn, Jr. are currently Directors whose terms expire on April 28, 2003. They are nominees of management for election to three-year terms at the annual meeting to be held April 24, 2003:

                                                    Served             Shares of
                                                     as a            Record and
     Name and                 Principal             Director         Beneficially        Percent
      Address                Occupation              Since              Owned            of Class
      -------                ----------            --------          ------------        --------

Walter E. Bixby            President, Old            1996                 7,955(1)         25.9
3520 Broadway              American Insur-                            2,358,340(2)(3)
Kansas City, MO            ance Company,                                367,476(4)
                           Kansas City, MO                              372,315(5)

Webb R. Gilmore            Chairman, CEO             1990             2,904,291(11)        24.2
833 Westover Rd.           and Shareholder,
Kansas City, MO            Gilmore & Bell,
                           Kansas City, MO

Nancy Bixby Hudson         Investor                  1996             2,966,312(6)         27.0
425 Baldwin Creek Rd.                                                   331,566(7)
Lander, WY

Daryl D. Jensen           Vice Chairman of           1978                   939               *
2143 Old Port Dr.         the Board, Sunset
Olympia, WA               Life Insurance
                          Company of America,
                          Kansas City, MO

William A. Schalekamp     Senior Vice Presi-         2002                     6               *
3520 Broadway             dent, General Counsel                          18,089(1)
Kansas City, MO           and Secretary

         The following Directors, except Mr. Knapp who replaced Richard L. Finn, were elected April 20, 2000 for a three year term:

J. R. Bixby               Chairman of the            1957             2,966,312(8)         24.7
3520 Broadway             Board
Kansas City, MO

R. Philip Bixby           President, CEO             1985             2,358,340(2)(9)      25.9
3520 Broadway             and Vice Chairman                              17,570(1)
Kansas City, MO           of the Board                                  372,315(5)
                                                                        360,402(10)

Warren J. Hunzicker, M.D. Director                   1989                   300               *
1248 Stratford Rd.
Kansas City, MO

E. Larry Winn, Jr.        Retired Represent-         1985                   332               *
8420 Roe Ave.             ative, U.S. Congress
Prairie Village, KS

Tracy W. Knapp            Senior Vice Presi-         2002                   554(1)            *
3520 Broadway             dent, Finance
Kansas City, MO

         The following Directors, except Mr. Gordon who replaced Jack D. Hayes, were elected April 19, 2001 for a three-year term:

                                                    Served             Shares of
                                                     as a            Record and
     Name and                Principal             Director         Beneficially         Percent
      Address                Occupation             Since               Owned            of Class
      -------                ----------            --------          ------------        --------

William R. Blessing       Vice President             2001                   100               *
11708 Manor               Sprint PCS
Overland Park, KS         Kansas City, MO

Bruce W. Gordon           Senior Vice Presi-         2002                   100               *
3520 Broadway             dent, Marketing                                   279(1)
Kansas City, MO

Cecil R. Miller           Retired                    2001                   100               *
12215 Ash
Overland Park, KS

Michael J. Ross           Chairman of the            1972                   600               *
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
related Partnerships and Trusts)                                      8,336,138            69.5

     *Less than 1%.
(1)	Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.
(2)	As general partners of the WEB Interests, Ltd., a Texas limited partnership (the "WEB Partnership"), Walter E. Bixby, R. Philip Bixby and Angeline I. O'Connor, share the power to dispose of these shares, which are owned by the WEB Partnership. As general partners, in their capacity as co-trustees of the WEB Trust, Walter E. Bixby, R. Philip Bixby and Ms. O'Connor share the power to vote 2,358,340 of these shares.

(3)	Includes (a) 209 shares for which Walter E. Bixby, as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 90,643 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the power to vote.

(4)	Includes (a) 349,730 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 17,746 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(5)	These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. O'Connor are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.

(6)	Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the "JRB Partnership"), shares with the managing general partner and the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 259 of these shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,924,300 of these shares.

(7)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.
(8)	J. R. Bixby, as sole managing general partner of the JRB Partnership, shares with the other general partners of the JRB Partnership the power of disposition of these shares, which are owned by the JRB Partnership. Of these shares, he has the sole power to vote (a) 324 of these shares as an individual limited partner of the JRB Partnership, and (b) 25,900 shares as a general partner of the JRB Partnership, in his capacity as sole trustee of the Joseph R. Bixby Revocable Trust.

(9)	Includes (a) 209 shares for which R. Philip Bixby as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 90,643 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote.

(10)	Includes: (a) 341,164 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 19,238 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(11)	Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,924,300 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 979,491 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14.   CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   (1)   Financial Statements

         The following financial statements of Kansas City Life Insurance Company are incorporated by reference from the Company's Annual Report to shareholders for the year ended December 31, 2002 at the following pages:

   Notes to Consolidated Financial Statements............................................................  26-36
   Independent Auditors' Report..........................................................................   37

         (a)   (2)   Supplementary Data and Financial Statement Schedules

         Schedules are attached hereto at the following pages:

                                                                                                            Page

   I    - Summary of Investments - Other than Investments  in Related Parties, December 31, 2002..........   23
   II   - Condensed Financial Information of Registrant, Years ended December 31, 2002, 2001 and 2000..... 24-26

        All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)   Reports on Form 8-K

         None.

         (c)   Exhibits

Exhibit
Number:	Basic Documents:
3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as Exhibit 3(a) to the Company's 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]
3(b)	Bylaws as Amended October 26, 1986. [Filed as Exhibit 3(b) to the Company's 10-K Report for 1986 and incorporated herein by reference]
4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company's 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]
10(a)	Tenth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit 10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(b)	Twenty-seventh Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 10(b) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(c)	Thirteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(d)	Second Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the Company's 10-K Report for 2001 and incorporated herein by reference]
13	Annual Report to Shareholders for the year ended December 31, 2002.
21	Subsidiaries.
23(a)	Independent Auditors' Consent.
23(b)	Independent Auditors' Consent.
99(a)	Form 11-K for the Kansas City Life Insurance Company Savings and Profit Sharing Plan for the year 2002 and filed as a part hereof and incorporated herein by reference.
99(b)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(b) to the Company's 10-K Report for 2000 and incorporated herein by reference]

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By:/s/Tracy W. Knapp
    Tracy W. Knapp
    Senior Vice President, Finance
    (Principal Accounting Officer)
Date: March 24, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/R. Philip Bixby                                         By:/s/Joseph R. Bixby
    R. Philip Bixby                                               Joseph R. Bixby
    Director; President, Chief                                    Director; Chairman of
    Executive Officer and Vice                                     the Board
    Chairman of the Board                                     Date: March 25, 2003
    (Principal Executive Officer)
Date: March 26, 2003

By:/s/E. Larry Winn, Jr.                                      By:/s/William A. Schalekamp
    E. Larry Winn, Jr.                                            William A. Schalekamp
    Director                                                      Director; Senior Vice President,
Date: March 24, 2003                                              General Counsel and
                                                                  Secretary
                                                              Date: March 24, 2003

By:/s/Walter E. Bixby                                         By:/s/Cecil R. Miller
    Walter E. Bixby                                               Cecil R. Miller
    Director                                                      Director
Date: March 24, 2003                                          Date: March 24, 2003

By:/s/Warren J. Hunzicker, M.D.                               By:/s/Elizabeth T. Solberg
    Warren J. Hunzicker, M.D.                                     Elizabeth T. Solberg
    Director                                                      Director
Date: March 24, 2003                                          Date: March 24, 2003

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 906 CERTIFICATION
Year Ended 2002

The undersigned certify that the registrant’s Form 10-K report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d) and that information contained in the report fairly represents, in all material respects, the financial condition and results of operations of the registrant.

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date:   March 26, 2003

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Year Ended 2002

I, R. Philip Bixby, President, Chief Executive Officer, and Vice Chairman of the Board of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Kansas City Life Insurance Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Year Ended 2002

I, Tracy W. Knapp, Senior Vice President, Finance of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Kansas City Life Insurance Company;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2002

                                                                                          Amount at
                                                                                         Which Shown
                                                                                         in Balance
                           Type of Investment                   Cost      Fair Value        Sheet
                           ------------------                   ----      ----------   --------------
                                                                          (In thousands)
              Fixed maturities, available-for-sale:
                 Bonds:
                    United States government and
                     government agencies and authorities    $   53,838       58,594        58,594
                    Mortgage-backed securities                 704,359      723,297       723,297
                    Public utilities                           250,330      241,335       241,335
                    Corporates                               1,099,806    1,087,774     1,087,774
                    All other bonds                             29,224       30,332        30,332
                 Redeemable preferred stocks                       110          107           107
                                                            -----------  -----------   --------------
                    Total                                    2,137,667    2,141,439     2,141,439
                                                            -----------  ===========   --------------

              Equity securities, available-for-sale:
                 Common stocks                                  34,714       34,600        34,600
                 Perpetual preferred stocks                     24,014       22,987        22,987
                                                            -----------  -----------   --------------
                    Total                                       58,728       57,587        57,587
                                                            -----------  ===========   --------------

              Mortgage loans, net                              463,150                    463,150
              Real estate, net                                  66,751                     66,751
              Real estate joint ventures                        26,257                     26,257
              Policy loans                                     108,551                    108,551
              Short-term investments                           186,770                    186,770
              Other investments                                  4,484                      4,484
                                                            -----------                --------------
                    Total investments                       $3,052,358                  3,054,989
                                                            ===========                ==============

Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET

                                                                             December 31

                                                                          2002        2001
                                                                          ----        ----
                                                                           (in thousands)
                     Assets
                     Investments:
                        Available for
                        sale:
                           Fixed maturities, at fair value         $ 1,585,124   1,487,800
                        Equity securities, at fair value:
                           Investments in affiliates                   267,896     255,478
                           Other                                        42,350      50,442
                        Mortgage loans, net                            338,111     322,590
                        Real estate, net                                64,562      59,543
                        Real estate joint ventures                      19,974      26,724
                        Policy loans                                    86,647      91,777
                        Short-term investments                          91,572      76,187
                                                                    -----------  ----------
                           Total investments                         2,496,236   2,370,541

                     Cash                                                8,712       9,815
                     Deferred acquisition costs                        120,110     120,175
                     Value of purchased insurance in force              51,188      55,020
                     Deferred income taxes                               3,956      16,695
                     Other assets                                      131,118     115,714
                     Separate account assets                           244,862     305,283
                                                                    -----------  -----------
                           Total assets                            $ 3,056,182   2,993,243
                                                                    ===========  ===========
                     Liabilities and stockholders' equity
                     Liabilities:
                     Future policy benefits                        $   519,786     519,566
                     Accumulated contract values                     1,405,186   1,308,678
                     Other liabilities                                 288,851     294,032
                     Separate account liabilities                      244,862     305,283
                                                                    -----------  -----------
                           Total liabilities                         2,458,685   2,427,559
                                                                    -----------  -----------

                     Stockholders' equity:
                        Common stock                                    23,121      23,121
                        Paid in capital                                 22,605      21,744
                        Accumulated other comprehensive loss,
                           net of tax                                  (25,654)    (35,833)
                        Retained earnings including $177,386,000
                        undistributed earnings of affiliates
                           ($159,756,000 - 2001)                       688,064     665,282
                        Less treasury stock, at cost                  (110,639)   (108,630)
                                                                     ----------  ------------
                           Total stockholders' equity                  597,497     565,684
                                                                     ----------  ------------

                           Total liabilities and
                           stockholders' equity                    $ 3,056,182   2,993,243
                                                                    ===========  ============

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCOME STATEMENT

                                                                  Years ended December 31

                                                             2002          2001          2000
                                                             ----          ----          ----

                                                                      (in thousands)

                Revenues
                Insurance revenues:
                   Premiums and contract charges         $  181,737       175,028       175,621
                   Reinsurance ceded                        (22,251)      (21,170)      (23,732)
                                                         ------------  -------------  -------------
                       Net insurance revenues               159,486       153,858       151,889
                Investment revenues:
                   Investment income, net                   143,431       151,547       155,859
                   Realized investment losses, net          (13,555)      (14,147)         (304)
                Other                                        11,140        10,447        11,042
                                                         ------------  -------------  -------------
                   Total revenues                           300,502       301,705       318,486
                                                         ------------  -------------  -------------

                Benefits and expenses
                Policyholder benefits, net of
                   reinsurance ceded                        201,030       191,825       191,772
                Amortization of deferred acquisition
                   costs                                     11,100        17,034        11,437
                Insurance operating expenses,
                   net of commissions ceded                  83,839        78,568        80,234
                Management fees from affiliates             (10,957)      (11,837)      (12,234)
                                                         ------------  --------------  ------------
                   Total benefits and expenses              285,012       275,590       271,209
                                                         ------------  --------------  ------------

                Income before federal income taxes
                   and equity in undistributed net
                   income of affiliates                      15,490        26,115        47,277

                Federal income taxes                          1,571         3,247        12,773
                                                         -------------  -------------  -------------

                Income before equity in undistributed
                   net income of affiliates                  13,919        22,868        34,504
                Equity in undistributed net income of
                   affiliates                                17,630         7,054        14,579
                                                         -------------  -------------  ------------

                Net income                            $      31,549        29,922        49,083
                                                         =============  =============  ============

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
CASH FLOW STATEMENT

                                                    Year ended December 31
                                                  2002        2001       2000
                                                  ----        ----       ----
                                                        (in thousands)

Net cash provided from operating activities   $   54,127      47,632     38,001

Investing Activities
    Purchases of security investments
      available for sale:
      Fixed maturities                          (607,280)   (602,440)  (273,929)
      Equity securities                           (4,004)     (3,927)   (10,200)
    Sales of security investments
      available for sale                         285,022     498,268    274,036
    Maturities and principal paydowns
      of security investments:
        Fixed maturities available for sale      244,763     128,216    84,291
        Fixed maturities held to maturity            --          --     15,414
        Equity securities available for sale       5,619      13,561    13,724
    Purchases of other investments              (108,891)   (147,068)  (77,150)
    Sales, maturities and paydowns
      of other investments                        69,502      42,911    48,231
    Disposition of group insurance blocks -
      net cash paid                                  --       (4,000)       --
                                               ----------  ---------- ----------

    Net cash provided (used)                    (115,269)    (74,479)   74,417
                                               ----------  ---------- ----------

Financing Activities
    Proceeds from borrowings                       5,705      45,530    34,700
    Repayment of borrowings                       (5,227)     (4,800)  (68,700)
    Policyholder contract deposits               162,590     110,611    97,345
    Withdrawals of policyholder
      contract deposits                          (82,228)   (106,387) (159,237)
    Change in other deposits                      (6,696)    (12,673)   (3,268)
    Cash dividends to stockholders               (12,957)    (12,991)  (12,037)
    Disposition (acquisition) of treasury
      stock, net                                  (1,148)         25    (2,411)
                                               ----------  ---------- ----------

    Net cash provided (used)                      60,039      19,315  (113,608)
                                               ----------  ---------- ----------

Decrease in cash                                  (1,103)     (7,532)   (1,190)
Cash at beginning of year                          9,815      17,347    18,537
                                               ----------  ---------- ----------

    Cash at end of year                            8,712       9,815    17,347
                                               ==========  ========== ==========

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule III

KANSAS CITY LIFE INSURANCE COMPANY
SUPPLEMENTARY INSURANCE INFORMATION

                                                     Future Policy
                                                       Benefits,
                                                       Contract
                                        Deferred      Values and                        Other
                                       Acquisition       Claim         Unearned     Policyholders'
                                         Costs        Liabilities      Premiums         Funds
                                      ------------- ---------------- -------------  --------------
                                                            (in thousands)
   December 31, 2002:
   KCL - Individual            $         120,110       1,935,628          384          107,653
   KCL - Group                                 -           6,533          329                -
   Sunset                                 50,775         403,521           70            8,912
   Old American                           75,401         260,681          338            4,056
                                      ------------- ---------------- -------------  --------------
                       Total   $         246,286       2,606,363        1,121          120,621
                                      ============= ================ =============  ==============

   December 31, 2001:
   KCL - Individual            $         120,175       1,844,473          405          114,451
   KCL - Group                                 -           6,980          103                -
   Sunset                                 50,895         379,685           77            9,422
   Old American                           72,536         259,862          355            5,075
                                      ------------- ---------------- -------------  --------------
                       Total   $         243,606       2,491,000          940          128,948
                                      ============= ================ =============  ==============

   December 31, 2000:
   KCL - Individual            $         125,259       1,833,620          319          131,958
   KCL - Group                                 -          10,935           25                -
   Sunset                                 48,040         373,006           99            9,508
   Old American                           71,661         257,696          367            7,273
                                      ------------- ---------------- -------------  --------------
                       Total   $         244,960       2,475,257          810          148,739
                                      ============= ================ =============  ==============

                                                                  Accident and
                                                     Insurance       Health
                                         Policy      Operating      Written
                                        Benefits     Expenses*      Premiums
                                       ------------ ------------- -------------
                                                   (in thousands)                      *Allocations
        2002:                                                                           Insurance Operating
        KCL -  Individual      $         160,114         54,154           284           Expenses are
        KCL - Group                       40,916         23,176        48,945           based on a number
        Sunset                            25,674          6,571            19           of assumptions
        Old American                      51,367         16,625         1,500           and estimates,
                                       ------------ ------------- -------------         and the results
                      Total    $         278,071        100,526        50,748           would change if
                                       ============ ============= =============         different methods
                                                                                        were applied.
        2001:
        KCL - Individual       $         154,175         49,703           298
        KCL - Group                       37,649         21,377        43,791
        Sunset                            32,172         28,900            21
        Old American                      51,649         16,759         1,725
                                       ------------ ------------- -------------
                      Total    $         275,645        116,739        45,835
                                       ============ ============= =============

        2000:
        KCL - Individual       $         156,768         52,567           335
        KCL - Group                       35,004         20,950        42,232
        Sunset                            32,387         10,167            26
        Old American                      52,682         17,051         2,029
                                       ------------ ------------- -------------
                      Total    $         276,841        100,735        44,622
                                       ============ ============= =============

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

Schedule IV

KANSAS CITY LIFE INSURANCE COMPANY
REINSURANCE INFORMATION

                        Life Insurance Premiums           Accident and Health Premiums
                        -----------------------           ----------------------------
                       2002       2001       2000          2002       2001       2000
                       ----       ----       ----          ----       ----       ----
                                               (in thousands)
Direct
KCL - Individual   $  32,864     35,862     24,951           318        344        379
KCL - Group           10,706      5,242     11,439        51,571     46,129     48,906
Sunset                 6,321      6,282      6,304            21         23         28
Old American          74,034     76,508     78,912         4,093      4,742      5,456
                    ---------------------------------   ---------------------------------
        Total        123,925    123,894    121,606        56,003     51,238     54,769
                    ---------------------------------   ---------------------------------

Ceded
KCL - Individual     (17,005)   (16,363)   (14,737)          (34)       (46)       (44)
KCL - Group           (2,370)    (2,386)    (2,277)       (2,841)    (2,375)    (6,674)
Sunset               (13,602)    (6,653)    (5,221)           (1)        (2)        (2)
Old American          (4,796)    (5,467)    (6,281)       (2,574)    (3,004)    (3,408)
                    ---------------------------------   ---------------------------------
        Total        (37,773)   (30,869)   (28,516)       (5,450)    (5,427)   (10,128)
                    ---------------------------------   ---------------------------------

Assumed
KCL - Individual       5,018      4,934      6,105             -          -          -
KCL - Group                -          -          -             1          -          -
Sunset                     -          -          -             -          -          -
Old American               -          -          -             -          -          -
                    ---------------------------------   ---------------------------------
        Total          5,018      4,934      6,105             1          -          -
                    ---------------------------------   ---------------------------------
Net                $  91,170     97,959     99,195        50,554     45,811     44,641
                    =================================   =================================

% of Assumed to Net        6          5          6             -          -          -

                                      Life Insurance In Force
                                      -----------------------
                                    2002        2001       2000
                                    ----        ----       ----
                                           (in millions)

              Direct
              KCL - Individual $  14,193      14,068     14,003
              KCL - Group          3,513       3,292      3,440
              Sunset               5,429       5,639      5,629
              Old American           998       1,020      1,048
                                 -----------------------------------
                    Total         24,133      24,019     24,120
                                 -----------------------------------

              Ceded
              KCL - Individual    (5,488)     (5,158)    (4,749)
              KCL - Group           (338)       (329)      (267)
              Sunset              (4,311)     (1,562)    (1,393)
              Old American           (87)        (95)      (105)
                                 -----------------------------------
                    Total        (10,224)     (7,144)    (6,514)
                                 -----------------------------------

              Assumed
              KCL - Individual     2,458       2,626      2,818
              KCL - Group              -           -          -
              Sunset                   -           -          -
              Old American             -           -          -
                                 -----------------------------------
                    Total          2,458       2,626      2,818
                                 -----------------------------------
              Net              $  16,367      19,501     20,424
                                 ===================================

              % of Assumed to Net     15          13         14

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

Schedule V

KANSAS CITY LIFE INSURANCE COMPANY
VALUATION AND QUALIFYING ACCOUNTS

                                                                  Years ended December 31

                                                               2002        2001        2000
                                                               ----        ----        ----

                                                                      (in thousands)
                   Real estate valuation account
                         Beginning of year               $        0         625       1,519
                         Deductions                               0        (625)       (894)
                                                            ------------------------------------
                         End of year                     $        0           0         625
                                                            ====================================

                   Mortgage loan valuation account
                         Beginning of year               $     4,030      4,030       7,000
                         Additions                               570          0           0
                         Deductions                                0          0      (2,970)
                                                            ------------------------------------
                         End of year                     $     4,600      4,030       4,030
                                                            ====================================

                   Allowance for uncollectible accounts
                         Beginning of year               $     1,583      1,583       1,555
                         Additions                                31        492         218
                         Deductions                              (37)      (492)       (190)
                                                            ------------------------------------
                         End of year                     $     1,577      1,583       1,583
                                                            ====================================