Form 10-Q
period 2003-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2003-05-09
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2003

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

         Class                                  Outstanding April 28, 2003
Common Stock, $1.25 par value                       11,937,970 shares

Part I Financial Information
Item 1. Financial Statements

All financial statements are presented in thousands, except per share data.

Consolidated
Income Statement (Unaudited)

                                                         Quarter ended
                                                            March 31
                                                        2003        2002
Revenues
Insurance revenues:
    Premiums and contract charges                   $   73,176      70,713
    Reinsurance ceded                                  (10,267)    (10,488)
       Net insurance revenues                           62,909      60,225
Investment revenues:
    Investment income, net                              47,340      48,955
    Realized losses, net                               (21,774)     (3,079)
Other                                                    2,632       5,000
       Total revenues                                   91,107     111,101

Benefits and expenses
Policyholder benefits (net of reinsurance ceded:
    $13,144 - 2003, $11,256 - 2002)                     70,342      67,936
Amortization of deferred acquisition costs               9,009       7,914
Insurance operating expenses (net of commissions ceded:
    $949 - 2003, $1,126 - 2002)                         26,012      26,549
       Total benefits and expenses                     105,363     102,399

Pretax income (loss)                                   (14,256)      8,702

Federal income taxes:
    Current                                              1,289      (1,209)
    Deferred                                            (8,087)      3,394

                                                        (6,798)      2,185

Net income (loss)                                   $   (7,458)      6,517

Per common share:
    Net income (loss), basic and diluted            $    (0.62)       0.54

    Cash dividends                                  $     0.27        0.27

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Balance Sheet

                                           March 31      December 31
                                             2003           2002
                                         (Unaudited)
Assets
Investments:
    Fixed maturities securities
      available for sale, at fair value $  2,130,967      2,141,439
    Equity securities available
      for sale, at fair value                 51,667         57,587
    Mortgage loans, net                      456,814        463,150
    Short-term investments                   288,401        186,770
    Other investments                        209,139        206,043

      Total investments                    3,136,988      3,054,989

Cash                                          10,233          2,532
Deferred acquisition costs                   242,639        246,286
Other assets                                 301,992        306,578
Separate account assets                      238,177        244,862
                                        $  3,930,029      3,855,247

Liabilities and equity
Future policy benefits                  $    816,962        811,634
Accumulated contract values                1,820,805      1,784,635
Notes payable                                 96,201         97,241
Current income taxes payable                     989          1,902
Other liabilities                            347,852        317,476
Separate account liabilities                 238,177        244,862

      Total liabilities                    3,320,986      3,257,750

Stockholders' equity:
    Common stock                              23,121         23,121
    Paid in capital                           22,757         22,605
    Retained earnings                        676,151        686,847
    Accumulated other comprehensive
      loss, net of tax                          (835)       (24,437)
    Less treasury stock                     (112,151)      (110,639)

      Total stockholders' equity             609,043        597,497

                                        $  3,930,029      3,855,247

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Statement of Cash Flows (Unaudited)

                                                    Quarter ended
                                                        March 31
                                                    2003        2002

Operating activities
Net cash provided                              $    34,112         471

Investing activities
Purchases of security investments available for sale:
    Fixed maturities                              (188,009)   (200,716)
    Equity securities                                 (839)     (3,697)
Sales of security investments available for sale    65,824     119,549
Maturities and principal paydowns
    of security investments available for sale:
    Fixed maturities                               152,673      72,842
    Equity securities                                2,807       5,607
Purchases of other investments                     (21,969)    (10,076)
Sales, maturities and principal
    paydowns of other investments                   24,694      22,684
Net (purchase) sale of short-term investments     (101,631)      4,793
    Net cash provided (used)                       (66,450)     10,986

Financing activities
Policyholder contract deposits                      57,325      45,817
Withdrawals of policyholder
    contract deposits                              (20,577)    (27,228)
Change in other deposits                             8,929       2,609
Dividends paid to stockholders                      (3,238)     (3,245)
Proceeds from borrowings                                 -       1,444
Repayment of borrowings                             (1,040)          -
Other, net                                          (1,360)     (1,803)
Net cash provided                                   40,039      17,594

Increase in cash                                     7,701      29,051
Cash at beginning of year                            2,532       4,365

Cash at end of period                          $    10,233      33,416

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2002 Form 10-K and the 2002 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2003, and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates should be read in conjunction with statements and disclosures made in the Company’s 2002 Form 10-K as filed with the Securities and Exchange Commission.

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

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair market value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks as discussed in the Company’s 2002 Annual Report to Stockholders. The Company performs a rigorous review of its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains or losses on securities available for sale and unfunded pension liabilities. Comprehensive income equaled $16.1 million for first quarter versus a comprehensive loss of $2.9 million for last year’s first quarter. For the periods presented, comprehensive income varies from net income solely due to changes in unrealized gains and losses on securities, net of applicable taxes.

Earnings Per Share

Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average numbers of shares outstanding were 11,977,317 and 12,010,103 for the first quarters ended March 31, 2003 and 2002, respectively.

Federal Income Taxes

Income taxes have been provided using the liability method. Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the Federal income tax rate. The effective tax rate was a benefit of 47.7 percent for this year’s first quarter versus an expense of 25.1 percent last year. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments and a reversal of taxes accrued in prior years.

Note 2 - Notes Payable

The Company borrows short-term funds through its membership with the Federal Home Loan Bank (FHLB) and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. As a member of the FHLB with a capital investment of $9.0 million, the Company has the ability to borrow up to twenty times its capital investment, or $179.7 million, from the FHLB when collateralized. As of March 31, 2003, the Company had short-term borrowings with the FHLB totaling $95.0 million with various maturities and a weighted average interest rate of 1.96 percent. These borrowings are secured by mortgage-backed securities totaling $107.0 million. The Company has a $0.7 million real estate loan due December 2010, with an interest rate of 7.50 percent, secured by the property. Finally, the Company has a $0.5 million construction loan related to an investment property due July 2003 with an interest rate of 8.00 percent. This note will be forgiven in total if certain construction terms are met by that date. Total borrowings equaled $96.2 million at quarter end.

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

The following schedule addresses, in thousands, the financial performance of each of the Company’s four reportable operating segments for the first quarter of 2003 and 2002.

                                        Kansas City Life        Sunset      Old
                                  Individual         Group       Life     American    Total

Net insurance revenues:
                          2003      $29,768        11,423        4,299    17,419      62,909
                          2002       23,876        13,857        4,726    17,766      60,225

Investment income, net:
                          2003      $35,902            80        7,602     3,756      47,340
                          2002       36,461           113        8,297     4,084      48,955

Net income (loss):
                          2003     $ (5,424)         (985)         (63)     (986)     (7,458)
                          2002        3,905           108        1,234     1,270       6,517

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

The Company had open purchase commitments for the funding of $21.2 million in mortgage loans, $0.6 million in joint ventures and $4.6 million in affordable housing as of March 31, 2003.

Note 5 - Subsequent Event

On March 31, 2003, the Company filed an 8-K announcing that it had signed a definitive Stock Purchase Agreement under which the Company would buy all of the issued and outstanding shares of common stock of GuideOne Life Insurance Company for approximately $78 million. Funds will be derived from cash that has been accumulated for acquisition purposes. The sale is subject to, among other things, the approval of the Iowa and Missouri Insurance Departments. Closing is expected in the second quarter of 2003.

GuideOne Life is an Iowa corporation directly owned by The GuideOne Financial Group, Inc., a holding company owned by GuideOne Mutual Insurance Co. and GuideOne Specialty Mutual Insurance Co. GuideOne is licensed in 40 states selling life insurance and annuities through captive and independent multiple-line agents associated with the parent Company in West Des Moines, Iowa.

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

Results of Operations

Kansas City Life’s basic and diluted net loss per share in the first quarter equaled $0.62. This is a decline from last year’s net income per share of $0.54. The decline in earnings can primarily be attributed to a substantial increase in realized investment losses, which rose $12.2 million, net of applicable taxes, versus last year. The Company had sizeable investments in the highly distressed airline industry, primarily including airline equipment trust securities with aircraft leased or owned by various airline carriers and manufacturers. United Airlines, American Airlines and Delta Airlines were among the airlines whose leased or owned aircraft provide the collateral for the debt securities that primarily made up the Company’s realized losses during the first quarter of 2003. Approximately 94 percent of the first quarter’s investment losses resulted from the sale or write down of securities in this sector. Additionally, the weak economy continued to contribute to depressed market yields, making it difficult for already troubled companies and sectors to recover as well as difficult for new favorable yields to be achieved.

Total insurance revenues rose 4 percent in the first quarter. Gross life premiums increased 17 percent, largely due to strong immediate annuity sales as consumers continue to seek the safety of fixed return products. Conversely, accident and health premiums declined 17 percent, primarily attributable to a decline in group dental premiums.

Net investment income declined 3 percent versus a year ago. Factors contributing to this decline were the historically low market yields, the volatile financial markets and an increase in the Company’s short-term position.

Following is a table that details, in thousands, gross realized investment gains and losses for the first quarter of 2003 and 2002.

                                                                Quarter ended
                                                                  March 31
                                                            2003           2002

     Gross gains resulting from:
        Sales of securities                             $    1,606        2,904
        Securities called or matured                           371          238
        Sales of real estate and joint ventures                166            -
           Total gross gains                                 2,143        3,142

     Gross losses resulting from:
        Sales of securities                                (4,880)      (1,095)
        Adjustment in book value of securities            (18,859)      (4,721)
        Securities called or matured                         (174)        (438)
           Total gross losses                             (23,913)      (6,254)

     Related deferred policy acquisition costs                 (4)          33
     Net realized losses                                $ (21,774)      (3,079)

The Company regularly evaluates the quality of its investment portfolio. From time-to-time, in a diversified portfolio, certain investments suffer market price deterioration due to a wide variety of factors. The Company performs an extensive evaluation process no less often than quarterly. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes have experienced other than temporary declines in market value. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value or when the Company believes that it is more likely than not that it will not receive all of its contractual cash flows from an investment made by the Company, the investment’s value is adjusted by charging off the loss against income. The Company’s first quarter analysis identified $18.9 million in other than temporary declines in value in the first quarter, all resulting from investments in the airline industry.

Policyholder benefits rose 4 percent versus last year. This increase is primarily the result of increased sales of immediate annuities with life contengencies, which by their nature, rise nearly as much as the premiums received.

Segment Results

The following section addresses the financial performance of each of the Company’s four reportable operating segments.

The following schedule addresses, in thousands, key supplemental financial information for each of the Company’s four reportable operating segments for the first quarter of 2003 and 2002 and is reconciled to the financial statements contained herein:

                                                 Kansas City Life      Sunset       Old
                                             Individual      Group      Life      American      Total

2003:
Premiums:
  Life                                        $12,189         3,737     1,671       18,124       35,721
  Accident and Health                           1,423         8,968         5          944       11,340
Contract Charges                               20,355             -     5,760            -       26,115
Reinsurance Ceded                              (4,199)       (1,282)   (3,137)      (1,649)     (10,267)
     Net Insurance Revenues                    29,768        11,423     4,299       17,419       62,909

Policy Benefits:
  Death Benefits                               12,416         1,661       649       11,402       26,128
  Surrenders of Life Insurance                  1,917             -       239        1,037        3,194
  Other Benefits                                7,746         6,613       741          211       15,311
  Benefit and Contract Reserve Increase        20,021            92     4,684          913       25,710
     Net Policyholder Benefits                $42,100         8,366     6,313       13,563       70,342

2002:
Premiums:
  Life                                        $ 6,502         3,876     1,561       18,561       30,500
  Accident and Health                           1,414        11,206         5        1,071       13,696
Contract Charges                               20,185             -     6,332            -       26,517
Reinsurance Ceded                              (4,225)       (1,225)   (3,171)      (1,867)     (10,488)
     Net Insurance Revenues                    23,876        13,857     4,727       17,765       60,225

Policy Benefits:
  Death Benefits                               14,425         1,354       796       11,523       28,098
  Surrenders of Life Insurance                  2,207             -       240          905        3,352
  Other Benefits                                7,754         8,220       742          256       16,972
  Benefit and Contract Reserve Increase        13,344            (7)    4,910        1,267       19,514
     Net Policyholder Benefits                $37,730         9,567     6,688       13,951       67,936

Kansas City Life - Individual

Total insurance revenues for this segment rose 25 percent in the first quarter. Life premiums rose 87 percent, largely due to increased immediate annuity sales as discussed earlier. Also contributing to the increase in insurance revenues, contract charges rose 1 percent and reinsurance ceded premiums declined slightly. This segment provided 47 percent of consolidated insurance revenues, up from 40 percent last year, reflecting the immediate annuity sales growth.

Policyholder benefits rose 12 percent year-to-year. The largest factor in this increase was a 50 percent increase in benefit and contract reserve increase. This can largely be attributed to the increase in immediate annuity sales. Partially offsetting this, surrenders of life insurance declined 13 percent and other policyholder benefits remained flat.

This segment incurred a net loss of $5.4 million in the first quarter versus $3.9 million in net income a year ago. As previously mentioned, the major factor in this decline was the increase in net realized investment losses, which rose from $2.1 million last year to $16.3 million this year.

Kansas City Life - Group

Total insurance revenues for the Group segment declined 18 percent in the first quarter, primarily in the dental line. A major factor in the decline in dental revenues was the loss of a block of dental business in late 2002. This segment provided 18 percent of consolidated insurance revenues, down from 23 percent a year ago.

Policyholder benefits declined 13 percent versus last year. This decline is primarily attributable to the dental line whose benefit payments significantly declined. This decline is also attributable to the loss of the group mentioned above. However, the claims ratio for this segment deteriorated, resulting in poorer benefit performance.

This segment incurred a $1.0 million net loss in the first quarter compared to $0.1 million in net income last year.

Sunset Life

Life insurance premiums rose 7 percent, reflecting improved immediate annuity sales in this segment. However, total insurance revenues declined 9 percent as contract charges on interest sensitive products declined 9 percent. Reduced contract charges primarily resulted from a decline in surrender charges. This segment contributed 7 percent of consolidated insurance revenues versus 8 percent last year.

Total policyholder benefits declined 6 percent, in part reflecting favorable mortality in the first quarter.

Sunset Life incurred a net loss of $0.1 million in the first quarter compared to $1.2 million in net income last year. Net realized investment losses totaled $3.5 million in the first quarter versus $0.4 million a year ago. Investment income declined 8 percent, reflecting lower interest rates and the difficult market environment. Insurance operating expenses declined $1.3 million, partially offsetting these items.

Old American

Total insurance revenues declined 2 percent in the first quarter as accident and health premiums decreased 12 percent. This was partially offset by a 12 percent decrease in reinsurance ceded. Policyholder benefits decreased 3 percent versus the prior year, partially reflecting favorable mortality in the first quarter.

This segment incurred a net loss of $1.0 million compared to $1.3 million in net income last year. The primary factor in this decline was an increase in net realized investment losses of $1.4 million versus last year. This segment provided 28 percent of consolidated insurance revenues versus 29 percent last year.

Liquidity and Capital Resources

Statements made in the Company’s 2002 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

Funds provided from operations rose $33.6 million from last year due in part to the increase in the sales of immediate annuities this year, the payment in 2002 of a legal settlement and an increase in 2002 in ceded reinsurance premiums. Funds received from the sales, maturities and principal pay downs of investments totaled $246.0 million, an 11 percent increase from last year. Funds received from financing activities increased $22.4 million primarily reflecting a net increase in policyholder contract deposits and other deposits.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread and liquidity strategy through its membership with the FHLB. The Company borrows from the FHLB and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. At March 31, 2003, the Company had short-term borrowings with the FHLB totaling $95.0 million and total borrowings from all sources of $96.2 million. The Company believes that the current level of cash, securities available for sale, and short-term investments in combination with net cash from operations will be adequate to cover its near-term cash obligations. Asset and liability maturities and yields are monitored as an important consideration for each type of insurance product. The Company, as an ongoing matter, monitors benefit and expense projections of future cash requirements. As part of this process, the Company performs cash flow testing under a variety of scenarios to ensure funds will be available as needed to meet current and future policyholder obligations. The Company’s investment strategy is developed with these needs and requirements in mind. Additionally, the Company takes these matters into account as it develops and designs new products and as it enhances its existing product portfolio. There can be no assurances, however, that future experiences will be similar to historical experience due to factors such as the interest rate environment.

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At March 31, 2003, separate account assets totaled $238.2 million, a 3 percent decline from year-end 2002.

Stockholders’ equity increased $11.5 million from year-end. Accumulated other comprehensive income rose $23.6 million from year-end, due to an increase in net unrealized gains associated with securities. The Company’s securities are largely fixed income securities whose values generally benefit from lower interest rates. Book value per share equaled $50.92, a 2 percent increase from year-end.

As previously mentioned, the Company has signed a definitive agreement to purchase GuideOne Life Insurance Company for $78 million and the transaction is expected to be completed in the second quarter of 2003. Cash and short-term investments are adequate to fund this acquisition.

Consolidated insurance in force totaled $26.3 billion, a 4 percent decrease on an annualized basis.

During the first quarter, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2003.

The Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from last year, will be paid May 27, 2003 to stockholders of record as of May 12, 2003.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Statements made in the 2002 Annual Report to Stockholders regarding the market and interest rate risk analysis remain pertinent.

Kansas City Life holds a diversified portfolio of investments that includes cash, bonds, preferred stocks, mortgage-backed securities, commercial mortgages and real estate. Each of these investments is subject, in varying degree, to market risks that can affect their ability to earn a competitive return and the return affects their fair value. Thus, the primary market risks affecting the Company are interest rate and credit risks.

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

The majority of the Company’s investments are exposed to varying degrees of credit risk, which is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer such that the timely payment of principal or interest might not occur.

In recent years, credit defaults in the marketplace have increased significantly. The increase in the default rate may be attributed to several factors, including the economic slowdown experienced by the U.S. economy, the increased use of leverage by corporate issuers, fraud, and adverse legal judgments against corporations, among others. A default by a rated issuer usually involves some loss of principal to the investor. Such loss can be mitigated by timely sales of affected securities or by active involvement in a restructuring process, which preserves the value of the underlying entity. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. The Company mitigates this risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types and by investing substantial amounts of the portfolio in instruments carrying a security lien against tangible asset collateral. Pledged collateral that retains its value increases bondholder recovery amounts in the case of bankruptcy or restructuring.

As market interest rates fluctuate, so will the Company’s investment portfolio and its stockholders’ equity. At March 31, 2003, the Company had a net unrealized investment gain of $25.0 million, net of related taxes and deferred policy acquisition costs, compared to a $1.4 million at year-end 2002. This increase is primarily the result of changes in the term structure of interest rates, volatility in credit spreads within the corporate bond market, and the realization of losses on certain securities. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

Part II: Other Information
Item 1: Legal Proceedings

In recent years, the life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation pursued on behalf of purported classes of insurance purchasers, questioning the conduct of insurers in the marketing of their products. The Company believes that the action described below is part of this trend.

In the case of Charles R. Sullivan, etc., previously reported in the Company’s Form 10-K Report for the Year Ended December 31, 2002, a Motion for Certification of the Class has been filed by the Plaintiff. Management believes that it is administering and has responsibility for 326 of the policies involved in the dispute.

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

Item 4: Results of Votes of Security Holders

On April 24, 2003, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,961,270 shares outstanding and eligible to vote, and 11,311,316 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three year term:

         J. R. Bixby                        10,849,420
         R. Philip Bixby                    10,713,269
         Warren J. Hunzicker                12,073,782
         Tracy W. Knapp                     10,822,552
         E. Larry Winn, Jr.                 11,947,797

The following Directors continued their term of office after this meeting:

         Walter E. Bixby                             Nancy Bixby Hudson
         Cecil R. Miller                             William R. Blessing
         Michael J. Ross                             Bruce W. Gordon
         Elizabeth T. Solberg                        William A. Schalekamp
         Daryl D. Jensen                             Webb R. Gilmore

Item 6: Reports on 8-K

There was one report on Form 8-K filed for the three months ended March 31, 2003. It announced the signing of a definitive Stock Purchase Agreement for the acquisition of GuideOne Life Insurance Company and was filed on March 31, 2003.

Exhibit List

(31)a	Rule 13a-14(a)/15d-14(a) Certifications.
(31)b	Rule 13a-14(a)/15d-14(a) Certifications.
(99)	Item 99 - Section 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date: May 9, 2003

Exhibit (31)a Rule 13a-14(a)/15d-14(a) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
First Quarter 2003

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

Date: May 9, 2003

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

Exhibit (31)b Rule 13a-14(a)/15d-14(a) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
First Quarter 2003

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

Date: May 9, 2003

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance