Form 10-Q
period 2003-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2003-08-08
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2003

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

         Class                                  Outstanding July 31, 2003
Common Stock, $1.25 par value                       11,925,646 shares

Part I Financial Information
Item 1. Financial Statements

All financial statements are presented in thousands, except per share data.

Consolidated
Income Statement (Unaudited)

                                                                        Quarter ended                  Six Months ended
                                                                           June 30                          June 30
                                                                     2003            2002             2003            2002
Revenues
Insurance revenues:
     Premiums and contract charges                          $       79,406          71,584          152,573         142,297
     Reinsurance ceded                                             (11,144)        (11,505)         (21,410)        (21,993)
         Net insurance revenues                                     68,262          60,079          131,163         120,304
Investment revenues:
     Investment income, net                                         45,823          49,356           93,359          98,536
     Realized losses, net                                           (9,229)         (7,184)         (31,003)        (10,263)
Other                                                                2,154           3,357            4,546           8,357
         Total revenues                                            107,010         105,608          198,065         216,934

Benefits and expenses
Policyholder benefits (net of reinsurance ceded:
     quarter: $10,351 - 2003, $6,165 - 2002;
     six months: $23,495 - 2003, $17,421 - 2002)                    73,799          64,946          143,893         132,882
Amortization of deferred acquisition costs                           6,237           3,808           15,246          11,722
Insurance operating expenses (net of commissions ceded:
     quarter: $1,159 - 2003, $1,314 - 2002;
     six months: $2,108 - 2003, $2,440 - 2002)                      25,749          23,704           51,957          50,478
         Total benefits and expenses                               105,785          92,458          211,096         195,082

Pretax income (loss)                                                 1,225          13,150          (13,031)         21,852

Federal income taxes:
     Current                                                         2,663            (352)           3,952          (1,561)
     Deferred                                                       (2,973)          3,765          (11,060)          7,159

                                                                      (310)          3,413           (7,108)          5,598

Net income (loss)                                           $        1,535           9,737           (5,923)         16,254

Per common share:
     Net income (loss), basic and diluted                   $         0.13            0.81            (0.50)           1.35

     Cash dividends                                         $         0.27            0.27             0.54            0.54

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Balance Sheet

                                                             June 30       December 31
                                                              2003            2002
                                                          (Unaudited)
Assets
Investments:
     Fixed maturity securities
         available for sale, at fair value            $      2,256,669       2,141,439
     Equity securities available
         for sale, at fair value                                49,518          57,587
     Mortgage loans, net                                       458,149         463,150
     Short-term investments                                    204,487         186,770
     Other investments                                         206,677         206,043

         Total investments                                   3,175,500       3,054,989

Cash                                                            18,682           2,532
Deferred acquisition costs                                     240,396         246,286
Other assets                                                   361,130         306,578
Separate account assets                                        265,404         244,862
                                                      $      4,061,112       3,855,247

Liabilities and equity
Future policy benefits                                $        825,675         811,634
Accumulated contract values                                  1,860,600       1,784,635
Notes payable                                                   99,845          97,241
Current income taxes payable                                         -           1,902
Other liabilities                                              360,436         317,476
Separate account liabilities                                   265,404         244,862

         Total liabilities                                   3,411,960       3,257,750

Stockholders' equity:
     Common stock                                               23,121          23,121
     Paid in capital                                            22,907          22,605
     Retained earnings                                         674,462         686,847
     Accumulated other
         comprehensive income (loss), net of tax                42,130         (24,437)
     Less treasury stock                                      (113,468)       (110,639)

         Total stockholders' equity                            649,152         597,497

                                                      $      4,061,112       3,855,247

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Statement of Cash Flows (Unaudited)

                                                                  Six Months ended
                                                                      June 30
                                                                2003           2002

Operating activities
Net cash provided                                        $       61,554         15,198

Investing activities
Purchases of security investments available for sale:
     Fixed maturities                                          (497,408)      (395,990)
     Equity securities                                           (1,447)        (5,397)
Sales of security investments available for sale                118,193        213,212
Maturities and principal paydowns
     of security investments available for sale:
     Fixed maturities                                           345,309        163,599
     Equity securities                                            3,289         11,331
Purchases of other investments                                  (52,022)       (39,351)
Sales, maturities and principal
     paydowns of other investments                               56,085         41,219
Net purchase of short-term investments                          (17,958)       (22,435)
Acquisition of GuideOne Life Insurance Company                  (61,150)             -
Net cash used                                                  (107,109)       (33,812)

Financing activities
Policyholder contract deposits                                  119,116         88,382
Withdrawals of policyholder
     contract deposits                                          (54,946)       (56,077)
Change in other deposits                                          3,920          2,912
Dividends paid to stockholders                                   (6,462)        (6,484)
Proceeds from borrowings                                          3,118            952
Repayment of borrowings                                            (514)             -
Other, net                                                       (2,527)        (1,345)
Net cash provided                                                61,705         28,340

Increase in cash                                                 16,150          9,726
Cash at beginning of year                                         2,532          4,365

Cash at end of period                                    $       18,682         14,091

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), Old American Insurance Company (Old American) and GuideOne Life Insurance Company. These items have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2002 Form 10-K and the 2002 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2003, and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks, as discussed in the Company’s 2002 Annual Report to Stockholders. The Company performs a rigorous review of its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

Accounting Developments

The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December, 2002. This Standard amends FAS No. 123 "Accounting for Stock-Based Compensation," related to methods of accounting for stock-based employee compensation. This Standard was adopted on January 1, 2003 with no material impact.

FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003. This Standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This FAS was adopted on July 1, 2003 with no material impact.

FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This FAS was adopted on July 1, 2003 with no material impact.

Statement of Position (SOP) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued in July 2003. This Statement affects the treatment of variable annuity contracts. This SOP will be adopted January 1, 2004, and it is anticipated that there will be no material impact.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued November 2002. This is an interpretation of FASB Statements No. 5, 57, and 107 and is a rescission of FASB interpretation No. 34. It requires certain guarantees to be recorded at fair value instead of when a loss is probably and reasonably estimated. FASB 45 also requires disclosures even when the likelihood of making any payments under the guarantee is remote. Although liability recognition only applies to guarantees issued or amended after January 1, 2003, disclosure requirements are presently effective. This interpretation was adopted January 1, 2003 and the Company is not aware of any guarantees that would have a material effect on its financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” was issued January 2003. This is an interpretation of ARB No. 51, “Consolidated Financial Statements.” It concerns consolidating the assets, liabilities, and results of the activities of variable interest entities if a controlling financial interest exists. This interpretation will be adopted July 1, 2003 and the Company does not expect FIN46 to have a material impact to its financial statements.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains or losses on securities available for sale and unfunded pension liabilities. Comprehensive income equaled $60.6 million and $33.6 million for the first half 2003 and 2002. For the second quarter, comprehensive income was $44.5 million and $36.5 million for 2003 and 2002, respectively. For the periods presented, comprehensive income varied from net income solely due to changes in unrealized gains and losses on securities, net of applicable taxes.

Earnings Per Share

Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average numbers of shares outstanding were 11,959,345 and 12,003,889 for the six months ended June 30, 2003 and 2002, respectively.

Federal Income Taxes

Income taxes have been provided using the liability method. Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the Federal income tax rate. The effective tax rate was a benefit of 54.5 percent for this year’s first half versus an expense of 25.6 percent last year. For the second quarter, the effective tax rates were a benefit of 25.3 percent and an expense of 26.0 percent for 2003 and 2002, respectively. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments and a reversal of taxes accrued in prior years.

Note 2 - Notes Payable

The Company borrows short-term funds through its membership with the Federal Home Loan Bank (FHLB) and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that could be sold if liquidity is needed. As a member of the FHLB with a capital investment of $9.0 million, the Company has the ability to borrow up to twenty times its capital investment, or $179.7 million, from the FHLB when collateralized. As of June 30, 2003, the Company had short-term borrowings with the FHLB totaling $95.0 million with various maturities and a weighted average interest rate of 1.96 percent. These borrowings are secured by mortgage-backed securities totaling $108.8 million. The Company had a $0.7 million real estate loan due December 2010, with an interest rate of 7.50 percent, secured by the property. The Company had a $1.0 million real estate loan due March 2008, with an interest rate of 7.75 percent, secured by the property. The Company had overnight Federal fund borrowings totaling $0.6 million with a daily maturity, an interest rate of 1.54 percent and secured by specific securities. The Company had a $2.0 million note payable to GuideOne Financial Group, Inc. related to the purchase of GuideOne Life Insurance Company. This note had a 4 percent interest rate at June 30, 2003 and is due on June 30, 2005. Finally, the Company had a $0.5 million construction loan related to an investment property with an interest rate of 8.00 percent. The full amount of the note will be forgiven when the construction is complete and a certificate of occupancy is issued. Total borrowings equaled $99.8 million at June 30, 2003.

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

Separate investment portfolios are maintained for each of the companies. However, investments are allocated to the group segment based upon its cash flows. Its investment income is allocated to the group business segment based upon their contribution to cash flow. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

The following schedule addresses, in thousands, the financial performance of each of the Company’s four reportable operating segments.

                                                     Kansas City Life          Sunset       Old
                                                 Individual       Group         Life      American      Total

Net insurance revenues:
           Six months:            2003             $65,667        23,087        7,708       34,701      131,163
                                  2002              48,323        27,910        8,656       35,415      120,304
           Second quarter:        2003              35,900        11,663        3,417       17,282       68,262
                                  2002              24,448        14,053        3,928       17,650       60,079

Investment income, net:
           Six months:            2003             $70,951           154       15,093        7,161       93,359
                                  2002              73,585           217       16,455        8,279       98,536
           Second quarter:        2003              34,853            74        7,491        3,405       45,823
                                  2002              36,899           104        8,158        4,195       49,356

Net income (loss):
           Six months:            2003             $(5,092)       (1,651)       1,124         (304)      (5,923)
                                  2002               8,609          (814)       5,840        2,619       16,254
           Second quarter:        2003                 332          (666)       1,187          682        1,535
                                  2002               4,704          (922)       4,606        1,349        9,737

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

The Company had open purchase commitments for the funding of $7.3 million in mortgage loans, $38.3 million in bonds and $4.2 million in affordable housing as of June 30, 2003.

Note 5 - Insurance Company Acquisition

On June 30, 2003, Kansas City Life Insurance Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company from GuideOne Financial Group, Inc. and GuideOne Mutual Insurance Company. The purchase price, according to the terms of the Stock Purchase Agreement, was $61.2 million. This acquisition was funded with $59.2 million in cash and a $2.0 million note payable due June 30, 2005.

GuideOne Life Insurance Company has previously reported its financial position on a statutory basis using the accounting practices permitted or prescribed by the Iowa Insurance Division; therefore, financial statements using Generally Accepted Accounting Principles are not available. As such, the Company has recorded the estimated net effect of $61.2 million for the GuideOne Life Insurance Company acquisition in other assets. Once financial statements using Generally Accepted Accounting Principles are available, the acquisition will be recorded at gross assets and liabilities. The Company does not expect the purchase entry to materially impact the Company’s balance sheet.

Note 6 - Guarantees and Indemnifications

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or results of operations.

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

Results of Operations

Kansas City Life’s basic and diluted net income per share declined 84 percent in the second quarter to equal $0.13. For the first half of the year 2003, the Company incurred a net loss per share of $0.50 versus net income per share of $1.35 last year for the same period. The decline in earnings can primarily be attributed to a substantial increase in realized investment losses. These losses totaled $31.0 million for the six months, an increase of $20.7 million over last year. Two-thirds of these losses occurred in the first quarter, primarily the result of the highly distressed airline industry. Net realized losses in the second quarter totaled $9.2 million, a $2.0 million increase over last year. Losses continued in the airline industry, as well as certain companies in other industries.

Net insurance revenues rose 14 percent in the second quarter and 9 percent in the first half. Gross life premiums increased 33 percent in the second quarter and 25 percent in the six months. These increases are largely attributable to strong immediate annuity sales, reflecting a continuing consumer preference for fixed return products. Immediate annuity premiums accounted for 26 percent of the total gross premiums for the six months versus 5 percent last year and were six times larger than a year ago. Of note, life premiums declined 2 percent in the first half versus the same period last year. Conversely, accident and health premiums declined 16 percent in the second quarter and 17 percent versus a year ago, largely resulting from a decline in group dental premiums.

Net investment income declined 7 percent in the second quarter and 5 percent in the first half. Factors contributing to this decline were the historically low market yields, the volatile financial markets and an increase in the Company’s short-term investment position.

Following is a table that details, in thousands, gross realized investment gains and losses for the second quarter and first half of 2003 and 2002.

                                                              Quarter ended            Six months ended
                                                                  June 30                     June 30
                                                             2003         2002           2003         2002

     Gross gains resulting from:
        Sales of securities                              $   3,104         3,039        4,710        5,943
        Securities called or matured                           572         1,486          943        1,724
        Sales of real estate and joint ventures                963             -        1,129            -
           Total gross gains                                 4,639         4,525        6,782        7,667

     Gross losses resulting from:
        Sales of securities                                 (5,607)       (2,492)     (10,487)      (3,587)
        Adjustment in book value of securities              (8,066)       (8,661)     (26,925)     (13,382)
        Securities called or matured                          (276)         (263)        (450)        (701)
        Sales of real estate and joint ventures                  -          (204)           -         (204)
           Total gross losses                              (13,949)      (11,620)     (37,862)     (17,874)
     Related deferred policy acquisition costs                  81           (89)          77          (56)
           Net realized losses                           $  (9,229)       (7,184)     (31,003)     (10,263)

The Company regularly evaluates the quality of its investment portfolio. From time-to-time, in a diversified portfolio, certain investments suffer market price deterioration due to a wide variety of factors. The Company performs an extensive evaluation process no less often than quarterly. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes have experienced other than temporary declines in fair value. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value or when the Company believes that it is more likely than not that it will not receive all of its contractual cash flows from an investment made by the Company, the investment’s value is adjusted by charging off the loss against income. The Company’s second quarter analysis identified $8.1 million in other than temporary declines in value.

Policyholder benefits increased 14 percent in the second quarter and 8 percent in the first half. This increase is largely attributable to the increased sales of immediate annuities with life contingencies as benefits on these products can rise nearly as much as the premiums.

Insurance operating expenses rose 9 percent in the second quarter and 3 percent in the first half. These increases can largely be attributed to an increase in pension expenses, resulting from a combination of lower discount rate on plan liabilities and reduced future earnings assumptions on plan assets.

Segment Results

The following schedule addresses key supplemental financial information for each of the Company’s four reportable operating segments for the first half of 2003 and 2002 and is reconciled to the financial statements contained herein (in thousands):

                                                     Kansas City Life          Sunset        Old
                                                Individual       Group          Life       American      Total

2003:
Premiums:
  Life                                           $ 31,252         4,629         3,208       36,284       75,373
  Accident and Health                               2,929        20,999            10        1,896       25,834
Contract Charges                                   39,942             -        11,424            -       51,366
Reinsurance Ceded                                  (8,456)       (2,541)       (6,934)      (3,479)     (21,410)
     Net Insurance Revenues                      $ 65,667        23,087         7,708       34,701      131,163

Policy Benefits:
  Death Benefits                                  $23,677         2,767         1,503       21,392       49,339
  Surrenders of Life Insurance                      4,328             -           410        2,133        6,871
  Other Benefits                                   17,145        13,610         1,027          339       32,121
  Benefit and Contract Reserve Increase            44,917           215         8,736        1,694       55,562
     Net Policyholder Benefits                   $ 90,067        16,592        11,676       25,558      143,893

                                                     Kansas City Life         Sunset         Old
                                                Individual       Group         Life        American      Total

2002:
Premiums:
  Life                                            $14,169         5,012         3,331       37,183       59,695
  Accident and Health                               2,841        25,330            10        2,151       30,332
Contract Charges                                   40,093             -        12,177            -       52,270
Reinsurance Ceded                                  (8,780)       (2,432)       (6,862)      (3,919)     (21,993)
     Net Insurance Revenues                      $ 48,323        27,910         8,656       35,415      120,304

Policy Benefits:
  Death Benefits                                  $25,044         2,528         1,377       21,950       50,899
  Surrenders of Life Insurance                      4,167             -           434        1,961        6,562
  Other Benefits                                   15,382        17,744         1,098          521       34,745
  Benefit and Contract Reserve Increase            27,535            39        10,633        2,469       40,676
     Net Policyholder Benefits                   $ 72,128        20,311        13,542       26,901      132,882

Kansas City Life - Individual

Net insurance revenues for this segment rose 47 percent in the second quarter and 36 percent in the first half. Life premiums more than doubled in both the second quarter and six months, largely due to increased immediate annuity sales. Immediate annuity premiums accounted for 52 percent of total gross premiums for the first half versus 15 percent last year and were 6 times larger than a year ago. Of note, life premiums for the six months remained level with last year. This segment provided 50 percent of consolidated net insurance revenues, up from 40 percent last year, reflecting the growth in immediate annuity sales.

Policyholder benefits increased 39 percent in the second quarter and 25 percent in the first half. These increases can primarily be attributed to greater benefit and contract reserves, which rose 75 percent and 63 percent in the second quarter and first half, respectively. This is largely the result of the increase in immediate annuity sales. Death benefits rose 6 percent in the second quarter but declined 5 percent for the six months.

Net income for this segment declined from $4.7 million in second quarter 2002 to $0.3 million in second quarter 2003. This segment incurred a net loss of $5.1 million in the first half versus $8.6 million in net income last year, primarily the result of the greater realized losses on investments.

Kansas City Life - Group

Net insurance revenues for the Group segment declined 17 percent in both the second quarter and first half. These declines were largely in the dental line. The major factor contributing to the decline in dental revenues was the loss of a block of dental business in late 2002. This segment provided 18 percent of consolidated net insurance revenues, down from 23 percent a year ago.

Policyholder benefits declined 23 percent in the second quarter and 18 percent in the six months. These declines are also primarily attributable to the dental line, resulting from the loss of the dental block mentioned above. However, the claims ratio for this segment improved slightly versus last year.

This segment incurred net losses of $0.7 million in the second quarter and $1.7 million in the first half compared to losses of $0.9 million and $0.8 million in last year’s second quarter and first half, respectively.

Sunset Life

Net insurance revenues for this segment declined 13 percent in the second quarter and 11 percent in the first half. Life insurance premiums declined 13 percent in the second quarter and 4 percent in the six months. Contract charges on interest sensitive products declined 3 percent in the second quarter and 6 percent versus last year. The reduced contract charges primarily resulted from a decline in surrender charges. This segment contributed 6 percent of consolidated net insurance revenues compared to 7 percent last year.

Total policyholder benefits declined 18 percent in both the second quarter and 14 percent in the first half. The primary factor in these decreases was a decline in benefit and contract reserves in the traditional products. This decline can largely be attributed to increases in the prior year’s benefit reserves.

Net income for this segment was $1.2 million in the second quarter and $1.1 million in the first half versus $4.6 million and $5.8 million, respectively last year. Net realized investment losses totaled $4.9 million versus $0.9 million a year ago. Additionally, investment income declined 8 percent, primarily reflecting the lower interest rate environment.

Old American

Net insurance revenues and life premiums declined 2 percent in both the second quarter and first half. This was partially offset by a decline in reinsurance ceded of 11 percent in both the second quarter and six months. Policyholder benefits decreased 7 percent in the second quarter and 5 percent versus last year, reflecting favorable mortality.

Net income for this segment declined from $1.3 million in last year’s second quarter to $0.7 million this year. This segment incurred a net loss of $0.3 million in the first half compared to net income of $2.6 million last year. The primary factor in this decline was an increase in net realized investment losses of $2.1 million versus last year. This segment provided 26 percent of net consolidated insurance revenues versus 30 percent last year.

Liquidity and Capital Resources

Statements made in the Company’s 2002 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

Net cash provided from operating activities rose $46.4 million from last year due in part to the increase in the sales of immediate annuities this year, the payment in 2002 of a legal settlement and an increase in 2002 in ceded reinsurance premiums. Net cash used for investing activities increased $73.3 million, largely due to the acquisition of GuideOne Life Insurance Company. Funds received from the sales, maturities and principal pay downs of investments totaled $522.9 million, a 22 percent increase from last year. Net cash provided from financing activities increased $33.4 million, primarily reflecting a net increase in policyholder contract deposits.

The Company’s consolidated assets topped the four billion dollar mark for the first time, as of June 30, 2003. Total assets grew more than $200 million or 5 percent since December 31, 2002, equaling $4.1 billion. The growth in assets was primarily driven by the increased value of fixed income investments due to lower interest rates and the sales growth in annuities and universal life insurance.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread and liquidity strategy through its membership with the FHLB. The Company borrows from the FHLB and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that can be sold if liquidity is needed. At June 30, 2003, the Company had short-term borrowings with the FHLB totaling $95.0 million and total borrowings from all sources of $99.8 million.

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

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At June 30, 2003, separate account assets totaled $265.4 million, an 8 percent increase from year-end 2002.

Extraordinary dividends totaling $75.0 million were paid to Kansas City Life from two of its affiliates in June 2003. Sunset Life paid $55.0 million of this amount and Old American paid $20.0 million of this amount. The appropriate state insurance department approvals were received prior to each of these transactions.

Stockholders’ equity increased $51.7 million from year-end. Accumulated other comprehensive income rose $66.6 million from year-end, due to an increase in net unrealized gains associated with securities. The Company’s securities are largely fixed income securities whose values generally benefit from lower interest rates. Consolidated book value per share equaled $54.40 at June 30, 2003, a 9 percent increase from year-end.

As previously mentioned, the Company purchased GuideOne Life Insurance Company for $61.2 million. This acquisition was funded with $59.2 million in cash and a $2.0 million note payable due June 30, 2005.

Consolidated insurance in force totaled $26.0 billion, a 4 percent decline on an annualized basis.

During the second quarter, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2003.

On July 28, 2003, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from last year, that will be paid August 25, 2003 to stockholders of record as of August 11, 2003.

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

As market interest rates fluctuate, so will the Company’s investment portfolio and its stockholders’ equity. At June 30, 2003, the Company had a net unrealized investment gain of $68.0 million, net of related taxes and deferred policy acquisition costs, compared to $1.4 million at year-end 2002. This increase is primarily the result of changes in the term structure of interest rates, volatility in credit spreads within the corporate bond market, and the realization of losses on certain securities. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

Item 5: Other Events

On June 30, 2003, Kansas City Life Insurance Company announced that it had completed the purchase of all of the issued and outstanding stock of GuideOne Life Insurance Company from GuideOne Financial Group, Inc. and GuideOne Mutual Insurance Company. The purchase price determined at closing, according to the terms of the Stock Purchase Agreement, was $61.2 million. This acquisition was funded with $59.2 million in cash and a $2.0 million note payable due June 30, 2005.

Approval of the purchase had been given by the Iowa Department of Insurance on June 24, 2003 and by the Missouri Department of Insurance on June 26, 2003.

Kansas City Life Insurance Co., founded in 1895, is a Missouri corporation with its Home Office in Kansas City, Mo. The Company’s major sales emphasis is life insurance and annuities. Total revenues in 2002 were $440.2 million. Life insurance in force, at the end of the year 2002, totaled $26.6 billion, while assets totaled $3.9 billion. The Company operates in 48 states and the District of Columbia.

GuideOne Life Insurance Company, an Iowa corporation, is a stock life insurer owned directly by The GuideOne Financial Group, Inc., a holding company owned by GuideOne Mutual Insurance Co. and GuideOne Specialty Mutual Insurance Company. GuideOne Life Insurance Company operations are conducted on a branch office basis and through captive and independent multiple-line agents associated with the parent company in West Des Moines, Iowa. GuideOne Life Insurance Company is licensed in 40 states selling life insurance and annuities.

In 2002 GuideOne Life Insurance Company’s total direct premiums and annuity considerations totaled $58.4 million. Net income was $7.5 million in 2002 and total net admitted assets as of December 31, 2002 were $347.7 million, both numbers based on Statutory Accounting Principles since Generally Accepted Accounting Principle numbers are unavailable.

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

Date: August 8, 2003

Exhibit (31)a Rule 13a-14(a)/15d-14(a) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Second Quarter 2003

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

Date: August 8, 2003

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

Exhibit (31)b Rule 13a-14(a)/15d-14(a) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Second Quarter 2003

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

Date: August 8, 2003

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance