Form 10-Q
period 2003-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2003-11-13
CIK 54473

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2003

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

         Class                                  Outstanding October 31, 2003
Common Stock, $1.25 par value                       11,926,424 shares

Part I Financial InformationItem
1. Financial Statements

All financial statements are presented in thousands, except per share data.

Consolidated
Income Statement (Unaudited)

                                                                        Quarter ended                 Nine Months ended
                                                                        September 30                     September 30
                                                                      2003            2002             2003            2002

Revenues
Insurance revenues:
     Premiums and contract charges                          $       87,346          71,781          239,918         214,078
     Reinsurance ceded                                             (14,784)        (10,642)         (36,194)        (32,634)
         Net insurance revenues                                     72,562          61,139          203,724         181,444
Investment revenues:
     Investment income, net                                         51,273          47,387          144,632         145,923
     Realized investment losses, net                                (5,129)         (8,919)         (36,132)        (19,182)
Other                                                                2,252           2,439            6,798          10,795
         Total revenues                                            120,958         102,046          319,022         318,980

Benefits and expenses
Policyholder benefits (net of reinsurance ceded:
     quarter: $14,843 - 2003, $7,193 - 2002;
     nine months: $38,338- 2003, $24,614 - 2002)                    81,978          66,956          225,870         199,838
Amortization of deferred acquisition costs                           8,031           9,370           23,277          21,092
Insurance operating expenses (net of commissions ceded:
     quarter: $1,687 - 2003, $1,252 - 2002;
     nine months: $3,795 - 2003, $3,692 - 2002)                     26,784          26,061           78,741          76,539
         Total benefits and expenses                               116,793         102,387          327,888         297,469

Pretax income (loss)                                                 4,165            (341)          (8,866)         21,511

Federal income taxes (benefit):
     Current                                                          (151)          1,842            3,801             281
     Deferred                                                       (3,412)         (2,984)         (14,472)          4,175

                                                                    (3,563)         (1,142)         (10,671)          4,456

Net income                                                  $        7,728             801            1,805          17,055

Per common share:
     Net income, basic and diluted                          $         0.65            0.07             0.15            1.42

     Cash dividends                                         $         0.27            0.27             0.81            0.81

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Balance Sheet

                                                          September 30     December 31
                                                              2003             2002
                                                          (Unaudited)

Assets
Investments:
     Fixed maturity securities
         available for sale, at fair value            $      2,670,894        2,141,439
     Equity securities available
         for sale, at fair value                                70,758           57,587
     Mortgage loans, net                                       453,097          463,150
     Short-term investments                                    150,625          186,770
     Other investments                                         220,581          206,043

         Total investments                                   3,565,955        3,054,989

Cash                                                             6,410            2,532
Deferred acquisition costs                                     241,745          246,286
Other assets                                                   363,548          306,578
Separate account assets                                        275,732          244,862
                                                      $      4,453,390        3,855,247

Liabilities and equity
Future policy benefits                                $        871,293          811,634
Accumulated contract values                                  2,197,200        1,784,635
Notes payable                                                  114,921           97,241
Current income taxes payable                                         -            1,902
Other liabilities                                              356,558          317,476
Separate account liabilities                                   275,732          244,862

         Total liabilities                                   3,815,704        3,257,750

Stockholders' equity:
     Common stock                                               23,121           23,121
     Paid in capital                                            23,122           22,605
     Retained earnings                                         678,970          686,847
     Accumulated other
         comprehensive income (loss), net of tax                26,416          (24,437)
     Less treasury stock                                      (113,943)        (110,639)

         Total stockholders' equity                            637,686          597,497

                                                      $      4,453,390        3,855,247

See accompanying Notes to Consolidated Financial Statements.

Consolidated
Statement of Cash Flows (Unaudited)

                                                                  Nine Months ended
                                                                    September 30
                                                                 2003           2002

Operating activities
Net cash provided                                        $       66,805         44,627

Investing activities
Purchases of security investments available for sale:
     Fixed maturities                                          (872,111)      (570,382)
     Equity securities                                           (3,376)        (5,476)
Sales of security investments available for sale                143,686        269,405
Maturities and principal paydowns
     of security investments available for sale:
     Fixed maturities                                           553,068        273,888
     Equity securities                                            5,780         11,331
Purchases of other investments                                 (122,650)       (77,266)
Sales, maturities and principal
     paydowns of other investments                              128,745         64,325
Net sale (purchase) of short-term investments                    35,904        (38,281)
Acquisition of GuideOne Life Insurance Company                  (59,150)             -
Cash acquired in GuideOne purchase                                6,886              -
Net cash used                                                  (183,218)       (72,456)

Financing activities
Policyholder contract deposits                                  195,237        131,425
Withdrawals of policyholder
     contract deposits                                          (83,520)       (81,206)
Change in other deposits                                          5,363          1,842
Dividends paid to stockholders                                   (9,682)        (9,719)
Proceeds from borrowings                                         16,267          3,142
Repayment of borrowings                                            (587)             -
Other, net                                                       (2,787)        (1,353)
Net cash provided                                               120,291         44,131

Increase in cash                                                  3,878         16,302
Cash at beginning of year                                         2,532          4,365

Cash at end of period                                    $        6,410         20,667

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), Old American Insurance Company (Old American) and GuideOne Life Insurance Company (GuideOne). These items have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2002 Form 10-K and the 2002 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2003 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks, as discussed in the Company’s 2002 Form 10-K and the 2002 Annual Report to Stockholders. The Company performs a rigorous review of its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the issuing company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

Accounting Developments

The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in April 2003. This Standard amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This FAS was adopted on July 1, 2003 with no material impact.

FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This FAS was adopted on July 1, 2003 with no material impact. The FASB has proposed additional Interpretations to FAS No. 150 which would require interpretation in future periods.

FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued November 2002. This is an interpretation of FASB Statements No. 5, 57, and 107 and is a rescission of FASB interpretation No. 34. It requires certain guarantees to be recorded at fair value instead of when a loss is probably and reasonably estimated. FIN 45 also requires disclosures even when the likelihood of making any payments under the guarantee is remote. Although liability recognition only applies to guarantees issued or amended after January 1, 2003, disclosure requirements are presently effective. This interpretation was adopted January 1, 2003 and the Company is not aware of any guarantees that would have a material effect on its financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” was issued January 2003. This is an interpretation of ARB No. 51, “Consolidated Financial Statements.” It concerns consolidating the assets, liabilities, and results of the activities of variable interest entities if a controlling financial interest exists. This interpretation was adopted July 1, 2003 and had no material impact. The FAS has proposed additional Interpretations to FIN 46 which would require interpretation for periods ending after December 15, 2003.

Derivatives Implementation Group (DIG) Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments,” was issued April 2003. It concerns the treatment of derivatives related to Modified Coinsurance (Modco) and is an extension of FAS 133. This DIG will be adopted October 1, 2003 and it is anticipated that there will be no material impact.

Statement of Position (SOP) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued in July 2003. This Statement affects the treatment of variable annuity contracts. This SOP will be adopted January 1, 2004, and it is anticipated that there will be no material impact.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized investment gains or losses on securities available for sale and unfunded pension liabilities. Comprehensive income equaled $52.7 million and $57.9 million for the first nine months of 2003 and 2002, respectively. Third quarter comprehensive income was a loss of $8.0 million and income of $24.4 million for 2003 and 2002, respectively. For the periods presented, comprehensive income varied from net income solely due to changes in unrealized investment gains and losses on securities, net of applicable deferred acquisition costs and taxes.

Earnings Per Share

Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average numbers of shares outstanding were 11,949,992 and 11,998,980 for the nine months ended September 30, 2003 and 2002, respectively. The weighted average number of shares outstanding were 11,929,321 and 11,988,139 for the third quarters of 2003 and 2002, respectively.

Federal Income Taxes

Income taxes have been provided using the liability method. Under that method, deferred tax assets and liabilities are determined based on the differences between their financial reporting and their tax bases and are measured using the Federal income tax rate. The effective tax rate was a benefit of 120.4 percent for this year’s nine months versus an expense of 20.7 percent last year. For the third quarter, the effective tax rates were benefits of 85.5 percent and 334.9 percent for 2003 and 2002, respectively. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments and a reversal of taxes accrued related to a recently closed tax year.

Note 2 - Notes Payable

The Company borrows short-term funds through its membership with the Federal Home Loan Bank (FHLB) and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality marketable securities that could be sold if liquidity is needed. As a member of the FHLB with a capital investment of $9.6 million, the Company has the ability to borrow up to forty percent of its statutory assets, or $1.4 billion, from the FHLB when collateralized. As of September 30, 2003, the Company had short-term borrowings with the FHLB totaling $105.0 million with various maturities and a weighted average interest rate of 1.52 percent. These borrowings are secured by mortgage-backed securities totaling $130.4 million.

The Company had a $0.7 million real estate loan due December 2010, with an interest rate of 7.50 percent, secured by the property. The Company had a $1.0 million real estate loan due March 2008, with an interest rate of 7.75 percent, secured by the property. The Company had overnight Federal fund borrowings totaling $5.7 million with a daily maturity, an interest rate of 1.34 percent and secured by specific securities. The Company had a $2.0 million note payable to GuideOne Financial Group, Inc. related to the purchase of GuideOne Insurance Company, due June 30, 2005. This note has an interest rate equal to the prime rate published in the Wall Street Journal, which was 4 percent at September 30, 2003. Finally, the Company had a $0.5 million construction loan related to an investment property with an interest rate of 8.00 percent. The full amount of the note will be forgiven when the construction is complete and a certificate of occupancy is issued. Total borrowings equaled $114.9 million at September 30, 2003.

Note 3 - Business Segments

Company operations have been classified and summarized into four reportable segments. The segments, generally classified along company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products by an agency sales force to individuals and its recently purchased subsidiary GuideOne (which was merged into Kansas City Life as of October 1, 2003). The Kansas City Life – Group segment consists of sales of group life, disability and dental products, by the Company’s agency sales force and appointed group agents. This segment also includes Kansas City Life Benefit Solutions, formerly Administrative Services Only (ASO). The Sunset Life segment consists of sales of interest sensitive and traditional products by an agency sales force. The Old American segment markets whole life final expense products primarily to seniors through an agency sales force.

Separate investment portfolios are maintained for each of the companies. However, investments are allocated to the group segment based upon its cash flows. Investment income is allocated to the group business segment based upon contribution to cash flow. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

The following schedule addresses, in thousands, the financial performance of each of the four reportable operating segments of the Company.

                                                    Kansas City Life           Sunset       Old
                                                Individual       Group          Life      American       Total

Net insurance revenues:
           Nine months:           2003            $103,057       36,363        12,259       52,045      203,724
                                  2002              74,010       42,021        12,320       53,093      181,444
           Third quarter:         2003              37,390       13,276         4,552       17,344       72,562
                                  2002              25,686       14,111         3,664       17,678       61,139

Investment income, net:
           Nine months:           2003            $111,739          220        22,171       10,502      144,632
                                  2002             109,125          307        24,263       12,228      145,923
           Third quarter:         2003              40,788           66         7,078        3,341       51,273
                                  2002              35,540           90         7,808        3,949       47,387

Net income (loss):
           Nine months:           2003            $   (636)      (2,644)        3,550        1,535        1,805
                                  2002               7,906       (1,521)        6,623        4,047       17,055
           Third quarter:         2003               4,456         (993)        2,426        1,839        7,728
                                  2002                (703)        (707)          783        1,428          801

Intersegment revenues are not material and with the exception of the addition of GuideOne there has been no significant change in segment assets from last year-end. The Company operates solely in the United States and no individual customer accounts for 10 percent or more of the Company’s revenue.

Note 4 - Commitments and Contingencies

Under state insurance guaranty fund laws, insurance companies may be assessed up to prescribed limits for policyholder losses that result from insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction of future premium taxes in some states. The Company does not believe that such assessments will be materially different from amounts already provided for in the financial statements.

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

The Company had open purchase commitments for the funding of $20.4 million in mortgage loans, $8.9 million in bonds and $5.9 million in affordable housing as of September 30, 2003. Also, the Company had several real estate commitments under contract for sale, with a book value of approximately $6.9 million. Several factors effect the eventual outcome of these sales, including financing contingencies. As such, the final gain or loss cannot be determined at this time.

Note 5 - Insurance Company Acquisition

On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Insurance Company from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The initial amount paid at closing was $61.2 million. Subsequently, there were true-up adjustments under the terms of the contract which have reduced the final purchase price to $59.4 million. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life. For segment reporting purposes, GuideOne is included in the Kansas City Life - Individual segment.

The assets have been allocated at fair value as identified in the Condensed Balance Sheet as of June 30, 2003 below, in thousands. At the date of purchase, identifiable intangible assets, or value of business acquired, were as reflected below. No goodwill resulted from this transaction.

GuideOne
Condensed Balance Sheet
As of 6/30/03

     Assets                                          Liabilities and Stockholder's Equity

     Total investments                $   338,180    Future policy benefits           $    39,450
     Value of business acquired            35,638    Accumulated contract values          277,338
     Other assets                          19,271    Other liabilities                     16,905
                                                     Total liabilities                    333,693

                                                     Stockholder's equity                  59,396
     Total assets                     $   393,089    Total liabilities and equity     $   393,089

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

This filing contains forward-looking statements and information that are based on management’s current expectations as of the date of this document within the meaning of the Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate” and “expect”, and similar expressions, are intended to identify forward-looking statements which are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Factors that could cause the Company’s future results to differ materially from expectations include:

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

Results of Operations

Basic and diluted net income per share of Kansas City Life equaled $0.65 in the third quarter, up from $0.07 last year. During the first nine months of 2003, net income per share totaled $0.15, down from $1.42 a year ago. The decline in earnings for the nine months can largely be attributed to a substantial increase in realized investment losses. Net realized investment losses narrowed in the third quarter to $5.1 million, which was $3.8 million lower than last year. Net realized investment losses totaled $36.1 million for the nine months, an increase of $17.0 million over last year. The majority of these losses occurred in the first quarter and were the result of write-downs taken on certain investments that the Company believed were impaired. The largest sector affected was the airline industry. While the market outlook has improved, certain industries and companies remain troubled.

Throughout this analysis, the operations and financial position of GuideOne are included in the financial results in accordance with purchase GAAP accounting principles. A table is presented in the Segments Results section, which identifies GuideOne’s results separate from Kansas City Life’s Individual segment results.

Net insurance revenues rose 19 percent in the third quarter and 12 percent in the nine months. These increases are largely attributable to two factors. First, the Company continues to experience strong immediate annuity sales, reflecting consumer preference for fixed return products. Immediate annuity premiums accounted for 26 percent of the total gross premiums for the nine months versus 7 percent last year and were five times larger than a year ago. The second factor was the acquisition of GuideOne, which added $5.6 million in net insurance revenues in the third quarter.

Gross life and annuity premiums increased 32 percent in the third quarter and 28 percent in the nine months. GuideOne contributed 2 percent of total life and annuity premiums. Accident and health premiums rose 12 percent in the third quarter but declined 7 percent in the nine months. The year-to-date decline was largely due to a decline in group dental premiums, the result of the loss of a large group provider. GuideOne contributed $2.8 million in individual accident and health premiums. Contract charges, revenues that result from fees charged on interest-sensitive and variable products, rose 14 percent for the quarter and 3 percent for the nine months, largely due to the addition of GuideOne. Partially offsetting these increases, reinsurance ceded grew 39 percent and 11 percent for the quarter and year-to-date, respectively.

Net investment income rose 8 percent in the third quarter but declined 1 percent in the nine months. Improvement in the third quarter resulted from the addition of GuideOne.

Following is a table that details, in thousands, gross realized investment gains and losses for the third quarter and first nine months of 2003 and 2002.

                                                            Quarter ended              Nine months ended
                                                             September 30                 September 30
                                                          2003         2002           2003         2002

  Gross gains resulting from:
     Sales of securities                              $     504           508        5,214        6,451
     Securities called or matured                           870         1,491        1,813        3,215
     Sales of real estate and joint ventures                 81         2,563        1,210        2,563
       Total gross gains                                  1,455         4,562        8,237       12,229

  Gross losses resulting from:
     Sales of securities                                 (6,851)      (10,227)     (16,021)     (13,814)
     Adjustment in book value of securities                (330)       (3,101)     (28,572)     (16,483)
     Securities called or matured                           (59)         (372)        (509)      (1,073)
     Sale of real estate and joint ventures                   -            (9)           -        (213)
        Total gross losses                               (7,240)      (13,709)     (45,102)     (31,583)

  Related deferred policy acquisition costs                 656           228          733          172

  Net realized investment losses                      $  (5,129)       (8,919)     (36,132)     (19,182)

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments suffer market price deterioration due to a wide variety of factors. The Company performs an extensive evaluation process at least quarterly. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes have experienced other than temporary declines in fair value. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by charging off the loss against income. The Company’s analysis identified $0.3 million in other than temporary declines in value in the third quarter and $28.6 million in the nine months.

Policyholder benefits increased 22 percent in the third quarter and 13 percent in the nine months. This increase is largely attributable to the increased sales of immediate annuities with life contingencies, as policyholder benefits (reserve increases) on these products can rise nearly as much as the premiums. In addition, policyholder benefits include the operating results of GuideOne, which added 3 percent to policyholder benefits for the nine months.

Insurance operating expenses rose 3 percent in both the third quarter and nine months. These increases can largely be attributed to an increase in pension expenses, resulting from a combination of lower discount rate on plan liabilities and reduced future earnings assumptions on plan assets, and to the inclusion of operating expenses of GuideOne.

The effective income tax rate was a benefit of 120.4 percent for the first nine months of 2003 versus an expense of 20.7 percent last year. For the third quarter, the effective income tax rates were benefits of 85.5 percent and 334.9 percent for 2003 and 2002, respectively. These fluctuations in effective tax rates were primarily due to changes in pretax income, a reversal of taxes accrued in prior years, and credits received from affordable housing investments.

Segment Results

The following schedules address key supplemental financial information for each of the Company’s four reportable operating segments for the first nine months and third quarters of 2003 and 2002 and are reconciled to the financial statements contained herein (in thousands):

                                                     Kansas City Life          Sunset        Old
                                                 Individual      Group          Life       American      Total

2003 (nine months):
Premiums:
  Life and annuity                              $  52,725         8,015         5,254       54,395      120,389
  Accident and health                               2,911        32,892            14        2,769       38,586
Contract charges                                   63,687             -        17,256            -       80,943
Reinsurance ceded                                 (16,266)       (4,544)      (10,265)      (5,119)     (36,194)
     Net insurance revenues                      $103,057        36,363        12,259       52,045      203,724

Policy benefits:
  Death benefits                                $  39,338         4,213         2,295       30,832       76,678
  Surrenders of life insurance                      6,600             -           578        3,180       10,358
  Other benefits                                   28,548        22,011         1,481          611       52,651
  Benefit and contract reserve increase            70,252           276        13,420        2,235       86,183
     Net policyholder benefits                   $144,738        26,500        17,774       36,858      225,870

2002 (nine months):
Premiums:
  Life and annuity                              $  26,562         7,503         4,548       55,747       94,360
  Accident and health                                  34        38,324            15        3,130       41,503
Contract charges                                   60,217             -        17,998            -       78,215
Reinsurance ceded                                 (12,803)       (3,806)      (10,241)      (5,784)     (32,634)
     Net insurance revenues                     $  74,010        42,021        12,320       53,093      181,444

Policy benefits:
  Death benefits                                $  37,946         4,425         1,998       31,334       75,703
  Surrenders of life insurance                      7,861             -           626        2,924       11,411
  Other benefits                                   23,174        26,536         1,625          764       52,099
  Benefit and contract reserve increase            41,950            64        14,663        3,948       60,625
     Net policyholder benefits                   $110,931        31,025        18,912       38,970      199,838

                                                    Kansas City Life          Sunset        Old
                                               Individual         Group        Life       American       Total

2003 (third quarter):
Premiums:
  Life and annuity                              $  18,576          3,386         2,046       18,111       42,119
  Accident and health                               2,879         11,893             4          873       15,649
Contract charges                                   23,746              -         5,832            -       29,578
Reinsurance ceded                                  (7,810)        (2,003)       (3,331)      (1,640)     (14,784)
     Net insurance revenues                      $ 37,391         13,276         4,551       17,344       72,562

Policy benefits:
  Death benefits                                $  15,477          1,630           792        9,440       27,339
  Surrenders of life insurance                      2,272              -           168        1,047        3,487
  Other benefits                                   11,587          8,217           454          272       20,530
  Benefit and contract reserve increase            25,336             61         4,684          541       30,622
     Net policyholder benefits                   $ 54,672          9,908         6,098       11,300       81,978

2002 (third quarter):
Premiums:
  Life and annuity                             $    9,579          2,491         1,217       18,564       31,851
  Accident and health                                   7         12,994             5          979       13,985
Contract charges                                   20,124              -         5,821            -       25,945
Reinsurance ceded                                  (4,024)        (1,374)       (3,379)      (1,865)     (10,642)
     Net insurance revenues                     $  25,686         14,111         3,664       17,678       61,139

Policy benefits:
  Death benefits                                $  12,912          1,887           621        9,384       24,804
  Surrenders of life insurance                      3,694              -           192          963        4,849
  Other benefits                                    7,782          8,802           527          243       17,354
  Benefit and contract reserve increase            14,415             25         4,030        1,479       19,949
     Net policyholder benefits                  $  38,803         10,714         5,370       12,069       66,956

The following tables break GuideOne out of the Kansas City Life - Individual segment in the above tables.

                                                         Kansas City Life
                                                            Excluding                          Total
                                                             Group &           GuideOne  Kansas City Life
                                                          GuideOne Life            Life        Individual

2003 (nine months*):
Premiums:
  Life and annuity                                          $    50,409           2,316         52,725
  Accident and health                                                95           2,816          2,911
Contract charges                                                 60,192           3,495         63,687
Reinsurance ceded                                               (13,270)         (2,996)       (16,266)
     Net insurance revenues                                 $    97,426           5,631        103,057

Policy benefits:
  Death benefits                                            $    37,611           1,727         39,338
  Surrenders of life insurance                                    6,474             126          6,600
  Other benefits                                                 26,309           2,239         28,548
  Benefit and contract reserve increase                          67,748           2,504         70,252
     Net policyholder benefits                              $   138,142           6,596        144,738

* Includes GuideOne Life results for the three months ended September 30, 2003.

                                                         Kansas City Life
                                                            Excluding                          Total
                                                             Group &           GuideOne  Kansas City Life
                                                          GuideOne Life            Life        Individual

2003 (third quarter):
Premiums:
  Life and annuity                                          $    16,260           2,316         18,576
  Accident and health                                                63           2,816          2,879
Contract charges                                                 20,251           3,495         23,746
Reinsurance ceded                                                (4,814)         (2,996)        (7,810)
     Net insurance revenues                                 $    31,760           5,631         37,391

Policy benefits:
  Death benefits                                            $    13,750           1,727         15,477
  Surrenders of life insurance                                    2,146             126          2,272
  Other benefits                                                  9,348           2,239         11,587
  Benefit and contract reserve increase                          22,832           2,504         25,336
     Net policyholder benefits                              $    48,076           6,596         54,672

Kansas City Life - Individual

Net insurance revenues for this segment rose 46 percent in the third quarter and 39 percent in the nine months. Life premiums rose 94 percent in the third quarter and 98 percent in the nine months. Excluding GuideOne, net insurance revenues rose 32 percent for the nine months. This increase was largely due to increased immediate annuity sales. Immediate annuity premiums accounted for 58 percent of total gross life and annuity premiums year-to-date versus 23 percent last year. This segment provided 50 percent of consolidated net insurance revenues, up from 41 percent last year, reflecting the growth in immediate annuity sales and the addition of GuideOne.

Policyholder benefits increased 41 percent in the third quarter and 30 percent in the nine months. These increases can primarily be attributed to greater benefit and contract reserves, which rose 76 percent and 67 percent in the third quarter and nine months, respectively. These increases were largely the result of the increase in immediate annuity sales. Death benefits rose 20 percent in the third quarter and 4 percent year-to-date. Partially offsetting these increases, surrenders declined 38 percent in the third quarter and 16 percent in the nine months.

Net income for this segment rose from a $0.7 million loss in the third quarter of 2002 to $4.5 million of income in the third quarter of 2003. This segment incurred a net loss of $0.6 million in the nine months versus $7.9 million in net income last year, primarily the result of the realized investment losses.

Kansas City Life - Group

Net insurance revenues for the Group segment declined 6 percent in the third quarter and 14 percent in the nine months. These declines were largely in the lines of dental and Kansas City Life Benefit Solutions, formerly Administrative Services Only. A major factor contributing to the decline in dental revenues was the loss of a block of dental business in late 2002. The Group segment provided 18 percent of consolidated net insurance revenues for the nine months, down from 23 percent a year ago.

Policyholder benefits declined 8 percent in the third quarter and 15 percent in the nine months. These declines are also primarily attributable to the dental line, resulting from the loss of the dental block mentioned above. Overall, the claims ratio for this segment improved slightly versus last year.

This segment incurred net losses of $1.0 million in the third quarter and $2.6 million in the nine months compared to losses of $0.7 million and $1.5 million in the same periods last year, respectively.

Sunset Life

Net insurance revenues for this segment rose 24 percent in the third quarter and were flat for the nine months. Life and annuity premiums increased 68 percent in the third quarter and 16 percent in the nine months, largely on the strength of immediate annuity sales. This segment contributed 6 percent of consolidated net insurance revenues versus 7 percent last year.

Total policyholder benefits rose 14 percent in the third quarter but declined 6 percent in the nine months. The primary factor in the increase in the third quarter was the growth in reserves due to increased annuity sales.

Net income for this segment was $2.4 million in the third quarter and $3.6 million in the nine months compared to $0.8 million and $6.6 million last year, respectively. Net realized investment losses for the nine months totaled $6.1 million, compared to $2.7 million a year ago. However, net realized investment losses narrowed in the third quarter to $1.2 million from $1.8 million the prior year.

Old American

Net insurance revenues declined 2 percent in both the third quarter and nine months. Policyholder benefits decreased 6 percent in the quarter and 5 percent versus last year, reflecting favorable mortality experience.

Net income for this segment rose 29 percent in the third quarter to $1.8 million. However, net income for the nine months declined 62 percent versus last year. Net realized investment losses for the third quarter declined from $1.0 million last year to $0.6 million this year. However, net realized investment losses for the nine months rose from $2.2 million last year to $3.9 million this year. This segment provided 26 percent of net consolidated insurance revenues versus 29 percent last year.

Liquidity and Capital Resources

Statements made in the Company’s 2002 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

Net cash provided from operating activities rose $22.2 million from last year due in part to the increase in the sales of immediate annuities this year, the payment in 2002 of a legal settlement and an increase in 2002 in ceded reinsurance premiums. Net cash used for investing activities increased $110.8 million. Maturities and principal paydowns of fixed maturities increased $279.2 million, due to mortgage prepayments resulting from the lower interest rate environment. Generally, the Company invested these proceeds to purchase fixed maturities available for sale, which rose by $301.7 million versus last year. On June 30, 2003, the Company paid $59.4 million to purchase GuideOne. Partially offsetting this, the Company received $6.9 million in bank balances with this purchase. Net cash provided from financing activities rose $76.2 million, primarily due to a net increase in policyholder contract deposits.

The Company’s consolidated assets grew 16 percent from year-end and totaled $4.5 billion. The single largest factor was the acquisition of GuideOne, which added $339.3 million of assets on a purchase GAAP basis. Also adding to the asset growth were the increased value of fixed income investments, due to lower interest rates, and the sales growth in annuities and universal life insurance.

The Company invests in a variety of assets including bonds, preferred stocks, mortgage-backed securities, commercial mortgage loans and real estate. Additionally, the Company borrows short-term funds as a spread and liquidity strategy through its membership with the FHLB. The Company borrows from the FHLB and reinvests those funds at higher rates, thereby earning an interest spread on those funds. These activities also contribute significantly to the Company’s liquidity position by providing established lines of credit for borrowing and by adding high quality liquid securities that can be sold if liquidity is needed. At September 30, 2003, the Company had short-term borrowings with the FHLB totaling $105.0 million and total borrowings from all sources of $114.9 million.

The Company believes that the current level of cash, securities available for sale, and short-term investments, in combination with net cash from operations, will be adequate to cover its near-term cash obligations.

Asset and liability maturities and yields are monitored as an important consideration for each type of insurance product. The Company, as an ongoing matter, monitors benefit and expense projections of future cash requirements. As part of this process, the Company performs cash flow testing under a variety of scenarios to ensure funds will be available as needed to meet current and future policyholder obligations. The Company’s investment strategy is consistent with these needs and requirements. Additionally, the Company takes these matters into account as it develops and designs new products and as it enhances its existing product portfolio. There can be no assurances, however, that future experiences will be similar to historical experience due to factors such as the interest rate environment.

Funds available for investment generated from variable products are segregated into separate accounts and do not generate investment income for the Company. At September 30, 2003, separate account assets totaled $275.7 million, a 13 percent increase from year-end 2002.

Extraordinary dividends totaling $75.0 million were paid to Kansas City Life from two of its affiliates in June 2003, including $55.0 million from Sunset Life and $20.0 million from Old American. The appropriate state insurance department approvals were received prior to each of these transactions.

Stockholders’ equity increased $40.2 million from year-end. Accumulated other comprehensive income rose $50.9 million from year-end, due to an increase in net unrealized investment gains on securities. The Company’s securities are largely fixed income securities whose values increase as interest rates decline. Consolidated book value per share equaled $53.47 at September 30, 2003, a 7 percent increase from year-end 2002.

Consolidated insurance in force totaled $32.3 billion, a 29 percent increase on an annualized basis. This increase can primarily be attributed to the GuideOne acquisition, which added $6.1 billion in insurance in force.

During the third quarter, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2003.

On October 27, 2003, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from last year, that will be paid November 24, 2003 to stockholders of record as of November 10, 2003.

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

Interest rate risk arises from the price sensitivity of fixed income securities to changes in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and market values rise. As interest rates rise, the opposite effect occurs. The changes in fair market price of such investments are inversely related to changes in market interest rates.

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

As market interest rates fluctuate, so will the Company’s investment portfolio and its stockholders’ equity. At September 30, 2003, the Company had a net unrealized investment gain of $52.3 million, net of related taxes and deferred policy acquisition costs, compared to $1.4 million at year-end 2002. This increase is primarily the result of changes in the term structure of interest rates, volatility in credit spreads within the corporate bond market, and the realization of losses on certain securities. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

In the case of Charles R. Sullivan, et al. previously reported in the Company’s Form 10-K Report for the year ended December 31, 2002, the Plaintiff’s motion to certify the class has been denied. Management is administering and has responsibility for 326 of the policies involved in the dispute.

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

Item 5: Other Events

On November 13, 2003 the Company filed an 8-K in accordance with Regulation S-X 210.3.05. That filing contained the following information.

After further analysis of the financial position of GuideOne Life Insurance Company, Kansas City Life Insurance Company has determined that under Regulation S-X, Section 210.3.05 Kansas City Life Insurance Company is not required to file financial statements of GuideOne Life Insurance Company as none of the conditions exceed the 20 percent significance threshold.

Exhibit List

(31)a	Rule 13a-15(e)/15d-15(e) Certifications.
(31)b	Rule 13a-15(e)/15d-15(e) Certifications.
(99)	Item 99 - Section 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date: November 13, 2003

Exhibit (31)a Rule 13a-15(e)/15d-15(e) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Third Quarter 2003

I, R. Philip Bixby, President, Chief Executive Officer and Vice Chairman of the Board of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this report on Form 10-Q of Kansas City Life Insurance Company;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer,
and Vice Chairman of the Board

Exhibit (31)b Rule 13a-15(e)/15d-15(e) Certifications.

KANSAS CITY LIFE INSURANCE COMPANY
SECTION 302 CERTIFICATION
Third Quarter 2003

I, Tracy W. Knapp, Senior Vice President, Finance of Kansas City Life Insurance Company, certify that:

1.	I have reviewed this report on Form 10-Q of Kansas City Life Insurance Company;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2003

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance