Form 10-K
period 2003-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2004-03-12
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year ended December 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to ___________

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY
(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered
None	None

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

Yes X	No

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes X	No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of December 31, 2003, 11,924,593 shares of the Company’s capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $171,938,481.

KANSAS CITY LIFE INSURANCE COMPANY

PART I

Item 1. BUSINESS

         Kansas City Life Insurance Company (KCL or the Company) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

         The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance subsidiaries, Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). KCL markets its individual products, principally interest sensitive and variable products, through a nationwide sales force of independent general agents and these products generate 51% of consolidated revenues from customers. The group products, largely life, dental, disability and administrative services only, are sold through third party marketing arrangements in addition to the nationwide sales force of independent general agents and group brokers. Group revenues account for 19% of revenues from customers. Kansas City Life operates in 48 states and the District of Columbia. Sunset Life markets interest sensitive and traditional products to individuals through a nationwide sales force of independent general agents. Sunset Life operates in 43 states and the District of Columbia. This segment provides 6% of revenues from customers. The Old American segment sells final expense insurance products nationwide through its general agency system, using direct response marketing to supply agents with leads in their exclusive territories. Old American operates in 46 states and the District of Columbia and accounts for 25% of consolidated revenues from customers.

         Old American and Sunset Life’s administrative and accounting operations are part of KCL’s home office. However, each entity operates a separate and independent marketing department and field force.

         KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways including the taxation of insurance companies and the tax treatment of insurance products.

         KCL and its subsidiaries have 588 full time employees located in the home office. The Company considers relations with its employees to be good.

         The Company operates in the competitive life insurance industry in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the Company operates.

Access to Public Filings

         KCL provides access to its annual report on Form 10-K, and will provide access as they become available during the year for all quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act, free of charge. These documents may be accessed on KCL’s website at the following address: http://www.kclife.com/ and will be provided as soon as is practicable after filing with the SEC, although not always on the same day. They may also be found on the SEC’s website at http://www.sec.gov.

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

         In the case of Charles R. Sullivan, etc., previously reported in the Company’s Form 10-Q Report for the Quarter Ended September 30, 2001, a Motion for Certification of the Class has been denied and the case has been settled by the effectuation of a consent order entered into with the Arkansas Department of Insurance; providing certain policy adjustments, and the separate payment of plaintiff’s attorney’s fees. Neither the amounts resulting from the attorney’s fees or the consent order was material.

         In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in accessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions, would have no material effect on the Company’s business, results of operations and financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders of the Company during the Fourth Quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                        STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS
     Kansas City Life Insurance Company
     3520 Broadway
     Post Office Box 219139
     Kansas City, Missouri 64121-9139
     Telephone:  (816) 753-7000
     Fax: (816) 753-4902
     Internet: http://www.kclife.com
     E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING
     The annual meeting of stockholders will be held at
     9 a.m. Thursday, April 22, 2004, at Kansas City Life's corporate headquarters.

TRANSFER AGENT
     Cheryl Keefer, Assistant Secretary
     Kansas City Life Insurance Company
     Post Office Box 219139
     Kansas City, Missouri 64121-9139

10-K REQUEST
     Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS
     As of January 31, 2004, Kansas City Life had approximately 620 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION
Stock Quotation Symbol
Over-the-Counter--KCLI

The following table presents the high and low prices for our common stock for the periods indicated and the dividends declared per share during such periods.

                                  Bid             Dividend
                           High         Low         Paid
2003:
First quarter       $     43.22  $     37.50  $     0.27
Second quarter            45.23        39.27        0.27
Third quarter             49.12        40.01        0.27
Fourth quarter            48.43        44.16        0.27
                                              $     1.08
2002:
First quarter       $     39.49  $     35.50  $     0.27
Second quarter            40.75        36.03        0.27
Third quarter             39.81        33.26        0.27
Fourth quarter            40.11        36.76        0.27
                                              $     1.08

A quarterly dividend of $.27 per share was paid February 23, 2004.

Over-the-counter market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(amounts in thousands, except share data)

                                               2003          2002            2001            2000            1999
Revenues:
     Insurance                             $     271,847  $     247,000  $     247,470   $     252,909  $      251,279
     Net investment income                       194,763        194,235        203,091         207,174         207,682
     Realized investment gains (losses)          (29,280)       (18,240)       (15,748)         (3,871)          2,860
     Other                                         8,300         15,140         12,428          14,137          12,278
         Total revenues                    $     445,630  $     438,135  $     447,241   $     470,349  $      474,099

Net income                                 $      14,793  $      31,549  $      29,922   $      49,083  $       45,045

Per common share:
     Net income, basic and diluted         $        1.24  $        2.63  $        2.49   $        4.08  $         3.66

     Cash dividends                        $        1.08  $        1.08  $        1.08   $        1.00  $         0.96

     Stockholders' equity                  $       54.04  $       49.81  $       47.04   $       44.28  $        40.86

Assets                                     $   4,551,912  $   3,867,360  $   3,775,998   $   3,650,097  $    3,623,303
Life insurance in force                    $  32,555,108  $  26,591,093  $  26,644,910   $  26,938,904  $   26,747,316

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2003 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

Overview

Kansas City Life Insurance Company (the Company) is a financial services company. The Company offers a full line of traditional, interest sensitive, and variable life and annuity insurance products, in addition to a wide variety of group life and group accident and health insurance products; and is licensed in 48 states and the District of Columbia. The Company’s principal subsidiaries are Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). Sunset Life is a full line life insurance and annuity carrier and is licensed in 43 states and the District of Columbia. Old American, which specializes in final expense insurance for seniors, is licensed in 46 states and the District of Columbia. The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both its proprietary and non-proprietary variable insurance products and mutual funds. The Company offers banking services through its subsidiary Generations Bank, such as deposit accounts, loans and internet banking.

Acquisition

On June 30, 2003, the Company purchased all of the issued and outstanding common stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The purchase price of the acquisition was $59.4 million, and added $393.1 million in assets on the acquisition date. The financial position and results of operations of GuideOne have been included in the Consolidated Financial Statements using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into the operations of Kansas City Life Insurance Company. For segment reporting purposes, GuideOne is included in the Kansas City Life Insurance Company – Individual Insurance Segment.

The acquisition of GuideOne expanded the scope of the Company’s individual insurance business, including the introduction of new marketing opportunities through an exclusive marketing arrangement with the independent general agents of the GuideOne Mutual Company (property casualty insurance carrier and former parent). The Company will also benefit from efficiencies and improved economies of scale in terms of managing and administering the acquired insurance business.

Cautionary Statement on Forward-Looking Information

This report reviews the Company’s financial condition and results of operations, and historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” that fall within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases or expressions with similar meaning.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

  Changes in general economic conditions, including the performance of financial markets and interest rates;
  Increasing competition, which may affect the Company’s ability to sell its products;
  Customer and agent response to new products, distribution channels and marketing initiatives;
  Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company's products;
  Changes in assumptions related to deferred acquisition costs and the value of business acquired;
  Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
  Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due. Traditional insurance products include whole life, term life, immediate annuities and supplementary contracts with life contingencies.

Premiums on accident and health, disability and dental insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

Deposits relate to insurance products that include universal life, variable life, variable annuities, fixed annuities and deposit products without life contingencies. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue, but revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the services are provided.

Sales or New Business Production
The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are a measure of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Future Policy Benefits and Policyholder Account Balances
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and accident and health insurance. Generally, amounts are payable over an extended period of time and the profitability of the products is dependent on the assumptions used in the pricing of the products. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income.

Policyholder account balances include universal life insurance, deferred annuity contracts and investment-type contracts. The account balances for universal life contracts are equal to cumulative premiums, less contract charges, plus interest credited. The account balances for deferred annuities and investment contracts are equal to the cumulative deposits less any applicable contract charges plus interest credited. The profitability of these products is also dependent on principal assumptions similar to traditional insurance products, and differences between actual experience and pricing assumptions may result in variability of net income.

DAC and VOBA
Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.

When new business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that must be reflected in the current period’s income as an unlocking adjustment.

Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources.

As a part of the valuation process, the Company regularly evaluates the quality of the investment portfolio. There are inherent risks and uncertainties involved in this evaluation process. Changes in circumstances and critical assumptions such as, but not limited to, a weak economy or market sector, economic downturns or unforeseen events which affect one or more companies, industry sectors or countries, could result in impairments to either an individual investment or a sector. Additionally, in the normal course of business certain investments may suffer market price deterioration due to a wide variety of factors. To the extent that management believes that these fluctuations represent other than temporary declines in value, or that it is more likely than not that all of the contractual cash flows will not be received, the value of the investment is written down by charging a realized investment loss against income.

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Consolidated Results of Operations

In 2003, the Company’s net income decreased $16.8 million from the prior year, to a total of $14.8 million. Net income per share declined 53% in 2003 to $1.24, compared with $2.63 for 2002 and $2.49 for 2001. The decline in net income is attributable to three factors. The first and largest factor was the increase in realized investment losses, which were primarily the result of credit difficulties in three industry sectors: airlines, energy and telecommunications. Second, the DAC amortization expense increased over the prior year due to a more favorable positive DAC unlocking adjustment in 2002 than in 2003. Third, an increase in home office operating expenses was due primarily to increased pension costs.

Net income, excluding the effects of realized investment losses and related tax effects, declined 22% to $33.8 million in 2003, compared to $43.4 million in 2002 and $40.2 million in 2001.

Sales
The Company’s measure of sales is new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown in the Consolidated Statements of Cash Flows. The first table below reconciles the premiums included in insurance revenues and provides detail by new and renewal business, with new premiums detailed by product. The second table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits, with new deposits detailed by product.

The Company is experiencing the industry trends away from equity products and towards products with fixed rate guarantees. New premiums increased 85% or $31 million in 2003 over the prior year, following a 70% increase in 2002. This growth was primarily due to immediate annuities, which increased 280% in 2003 and 238% in 2002 and reflects the Company’s and industry’s trend towards fixed rate guarantees. New premiums for individual life insurance were up slightly in 2003. In 2003, group accident and health insurance new premiums were flat. Group life insurance was up 36% as the Company attained a sizable new group early in the year. In 2002, new premiums for group accident and health insurance were up 158% over 2001, reflecting a new marketing arrangement to sell dental products. Additionally, the new individual accident and health insurance is the result of the GuideOne acquisition in 2003.

                                                  2003%          2002%          2001
                                             -------------       -------------       -------------
New premiums
    Individual life insurance                $   12,247      3  $    11,847     (1) $    11,933
    Immediate annuities                          36,569    280        9,612    238        2,841
    Group life insurance                          1,952     36        1,437     16        1,244
    Group accident and health insurance          12,833      -       12,811    158        4,971
    Individual accident and health insurance      2,610      -            -      -            -
                                             -------------       -------------       -------------
       Total new premiums                        66,211     85       35,707     70       20,989
Renewal premiums                                144,460     (3)     148,996     (4)     155,406
                                             -------------       -------------       -------------
Total premiums                               $   210,671    14  $   184,703      5  $   176,395
                                             =============       =============       =============

New deposits increased 42% or $58 million in 2003 over the prior year, following a 39% increase in 2002. In 2003, the growth was driven by fixed annuities, variable annuities and universal life insurance; offset by a decrease in variable universal life insurance. In 2002, the growth was driven by flexible annuities and universal life insurance, with a decrease in both variable annuities and variable universal life insurance. The growth in both 2003 and 2002 was primarily the result of the Company expanding its distribution through independent general agents.

                                                  2003%          2002%          2001
                                             -------------       -------------       -------------
New deposits
    Universal life insurance                 $    9,448     19   $    7,947     47   $    5,398
    Variable universal life insurance             3,093    (58)       7,316    (52)      15,356
    Flexible annuities                          145,057     45      100,148    160       38,517
    Variable annuities                           38,293     68       22,795    (43)      40,137
                                             -------------       -------------       -------------
       Total new deposits                        195,891    42      138,206     39       99,408                                                 142,198             133,904
Renewal deposits                                 142,198     6      133,904     (2)     136,970
                                             -------------       -------------       -------------
Total deposits                               $   338,089    24   $   272,110    15   $  236,378
                                             =============       =============       =============

Insurance Revenues
Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues were up 10% or $24.8 million in 2003 at $271.8 million, while 2002 was essentially flat over 2001. Premiums were up 14% and 5%, for 2003 and 2002, respectively, and reflect the Company’s and industry’s trend towards fixed rate guarantee products. Contract charges earned in 2003 increased due to the addition of GuideOne’s portfolio of universal life and deferred annuity products. Prior to 2003, contract charges had decreased due to a reduction in policy expense loads assessed against policyholder account balances. Reinsurance ceded has increased from $36.3 million in 2001 to $43.2 million in 2002 and $48.8 million in 2003. The Company has expanded its use of reinsurance over the past few years. In addition, the GuideOne acquisition accounted for 64% of the growth in reinsurance premiums in 2003.

The volatile equity markets of the recent past have influenced consumers’ preferences to shift from variable products to interest sensitive products and more traditional life and annuity insurance products as consumers continue to balance their safety and return objectives. As the investment markets continue to experience volatility and as consumers’ sophistication and awareness regarding the financial markets increases, so too does their desire to have a wide portfolio of potential products from which to choose. Variable insurance products allow policyholders to participate in both the equity and fixed income markets; interest sensitive insurance products combine safety of principal with enhanced and competitive interest returns; while traditional insurance products stress safety of principal and growth over time.

Insurance revenues may be affected by the persistency of policyholders, which may be influenced by economic conditions as well as competitive forces, and fluctuations in mortality experience. The Company’s persistency and mortality experience have been within expectations.

Investment Revenues
Net investment income rose slightly in 2003 to $194.8 million, an increase of $0.5 million over 2002, but lower than the 2001 total of $203.1 million. These declines resulted from reduced portfolio yields due to historically low reinvestment rates. At year-end 2003, short-term investments were $71.8 million or 2% of investments; while at year-end 2002 short-term investments were $186.8 million or 6% of investments. In 2003, the Company’s short-term holdings decreased as a result of the purchase of longer-term investments and the acquisition of GuideOne.

Realized investment losses increased over the past three years from $15.7 million in 2001 to $18.2 million in 2002 and $29.3 million in 2003. The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

Realized Investment Gains and Losses              2003          2002          2001
                                             ------------- ------------- -------------
Gross gains resulting from:
   Sales of investment securities            $   9,467      $   9,809      $  17,971
   Investment securities called                  2,469          2,148            359
   Sales of real estate                          9,107          8,644          2,559
                                             ------------- ------------- -------------
     Total gross gains                          21,043         20,601         20,889
                                             ------------- ------------- -------------
Gross losses resulting from:
   Sales of investment securities              (20,443)       (19,216)       (16,132)
   Write-downs of investment securities        (29,824)       (18,200)       (18,054)
   Investment securities called                   (839)        (1,012)        (2,548)
   Other investment losses                         (96)          (783)          (511)
                                             ------------- ------------- -------------
     Total gross losses                        (51,202)       (39,211)       (37,245)
Amortization of deferred acquisition costs         879            370            608
                                               -----------   -----------   -----------
Realized investment losses                   $ (29,280)     $ (18,240)     $ (15,748)
                                             ============= ============= =============

The following table provides credit quality information on fixed maturity securities as determined by one of the nationally recognized ratings firms as of December 31, 2003.

                                                         % of
        Investment           Amortized         Fair      Fair
         Quality               Cost            Value     Value
         -------               ----            -----     -----

Investment grade          $   2,524,383  $    2,602,640      92
Below investment grade          206,229         211,845       8
                          -------------- ---------------
                          $   2,730,612  $    2,814,485
                          ============== ===============

The following table provides asset class detail of the investment portfolio. Investment securities represented 79% of the entire investment portfolio, up from 72% in 2002. The increase in the proportion of investment securities was primarily due to the GuideOne acquisition and the reinvestment of short-term investments.

Percent of Invested Assets           2003                  2002
                               ------------------    ------------------
                                  Amount     %          Amount     %
                             -------------------- ---------------------
Fixed maturity securities    $   2,814,485   77    $   2,141,439   70
Equity securities                   63,808    2           57,587    2
Mortgage loans                     456,656   13          463,150   15
Real estate                        112,691    3           93,008    3
Policy loans                       114,420    3          108,551    4
Short-term                          71,823    2          186,770    6
Other                                  903    -            4,484    -
                               -------------         -------------
     Total                   $   3,634,786   100  $    3,054,989   100
                             ============== ===== =============== =====

The portfolio had unrealized gains, net of related taxes, of $57.4 million at year-end 2003. The portfolio is broadly diversified across sectors and a variety of measures have been employed to manage the portfolio’s credit and interest rate risks, as discussed later in this document in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

During the past three years, the bond and equity markets have been adversely affected by large bankruptcy filings, defaults by companies within certain industries and broad sector difficulties combined with a stressed economy. Among the industry sectors that were particularly affected were airlines, energy and telecommunications.

In identifying securities exhibiting distressed features, many factors are considered, including but not limited to, changes in market values, an analysis of the borrower, its industry, independent valuation services, collateral value, past due principal payments or other violations of the contracts and other subsequent developments. Special attention is placed on any investment security that is deemed to be in a distressed position for a period greater than six months. Once past the six month period, the Company extensively reviews the investment security to determine if the decline in fair value is other than temporary. When a decline in the fair value of an investment security is determined to be other than temporary, a reduction to fair value is taken as a realized investment loss. The amortized cost of the security is adjusted to fair value at the time of the impairment.

Mortgage loans comprise 13% of the investment portfolio, down from 15% at the end of 2002. Approximately 94% of the mortgages are commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past two years. Prepayments rose in both 2003 and 2002 due to the lower interest rate environment. The portfolio’s estimated fair value exceeded its carrying value by $21.6 million as of year-end 2003. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

Real estate investments have represented approximately 3% of the investment portfolio over the past two years. Real estate investments consist principally of office buildings, shopping center joint ventures, industrial warehouses that are both in use and under development, and investments in affordable housing properties. The real estate properties’ estimated fair value is well above the carrying value. Real estate sales generated $9.0 million in net gains this year, compared to $8.4 million and $2.0 million in 2002 and 2001, respectively.

Operating Expenses
Insurance operating expenses in 2003 grew 4% over 2002, primarily due to increased pension costs. The corporate pension plan experienced lower investment performance during the past two years, as the available market yields and reinvestment rates were lower. This resulted in increased pension expense during 2003. Operating expenses in 2001 included $17.6 million in litigation expense. Excluding the litigation expense, there was only a slight increase in operating expenses in 2002 over 2001.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
DAC and VOBA balances are continually monitored as to recoverability and the assumptions used. Unlocking adjustments may result from the analysis and change of key assumptions. DAC unlocking adjustments, which have reduced amortization, have occurred in each of the last three years: 2003 -- $1.8 million, 2002 -- $8.4 million and 2001 -- $5.9 million. The amortization of DAC in 2003 was $30.9 million, $23.8 million in 2002 and $27.8 million in 2001.

The amortization of VOBA was $7.0 million in 2003, $7.2 million in 2002 and $7.6 million in 2001. Additionally, VOBA was established in 2003 at $38.0 million from the acquisition of GuideOne.

Income Taxes
In 2003, the Company recorded an income tax benefit resulting primarily from three factors. The first was reduced pretax income due to significant realized investment losses. The second was the reversal of taxes accrued related to a recently closed tax year. The third was the effect of affordable housing tax credits which are applied to current period income. The Company has long benefited from its participation with affordable housing tax credits, and participates in several joint ventures that render these credits.

In 2002 and 2001, the Company’s effective income tax rates were 17% and 5%, respectively. In both periods, the effective income tax rates were impacted by affordable housing tax credits, the reversal of income taxes accrued in prior years and the reversal of taxes related to closed tax years. In addition, the 2001 pre-tax income was lower because of litigation expense.

Operating Results by Segment

The Company manages its performance through four business segments: the individual insurance business of Kansas City Life’s parent company, the group insurance operation in the parent company, and its two life insurance subsidiaries: Sunset Life and Old American. The following describes and analyzes the financial performance of each of these four segments. Refer to Note 8 -- Segment Information in the Notes to the Consolidated Financial Statements.

Kansas City Life Insurance Company - Individual Insurance
This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products, principally term life and immediate annuities; and contract charges on interest sensitive insurance products; namely universal life, flexible annuities and variable life and annuities. In 2003, this segment received 45% of its direct insurance revenues from premiums on traditional products, up from 32% in the prior year. This increase was attributable to an increase in premiums from immediate annuities, as identified in the table below, which was due to additional sales through new independent general agents and the consumer preference towards fixed rate products. Contract charges accounted for just over 55% of direct insurance revenues, down from 68% in 2002 due to the increase in 2003 premiums. All of these products are marketed through a nationwide sales force of independent general agents. This segment is central to the Company’s overall performance since it generated 74% of consolidated net income in 2003 and 50% of consolidated net income in 2002. Consolidated revenues from customers totaled 51% in 2003 and 42% in 2002. Non-insurance subsidiaries are included in this segment, but they are not material to results of the segment.

Premium information is provided in the table below. New premiums increased by 209% or $28.7 million in 2003, following a 101% increase in 2002. Growth in both periods was primarily due to immediate annuities, which are the result of previously mentioned trends and brokerage markets. Although new premiums for individual life insurance were down slightly in 2003, the 19% increase in renewal premiums was due to individual life insurance, primarily from the GuideOne acquisition.

                                                   2003%          2002%          2001
                                                            -                   -
                                              -------------       -------------       -------------
New premiums
    Individual life insurance                 $  4,080      (3)    $  4,215      5     $   4,027
    Immediate annuities                         35,765     275        9,530     237        2,826
    Individual accident and health insurance     2,610       -            -      -             -
                                              -------------       -------------       -------------
       Total new premiums                       42,455     209       13,745     101        6,853
Renewal premiums                                29,359      19       24,612      (2)      25,150
                                              -----------         -----------         -----------
Total premiums                                $ 71,814      87     $ 38,357      20    $  32,003
                                              =============       =============       =============

Deposit information is provided in the table below. New deposits increased 54% or $63 million in 2003, following a 25% increase in 2002. In 2003, the growth was driven by universal life insurance, flexible annuities, and variable annuities; offset with a decrease in variable universal life insurance. In 2002, the growth was driven by flexible annuities and universal life insurance, with a decrease in both variable annuities and variable universal life insurance. Deposit growth primarily resulted from expanded distribution through independent general agents. Improved market returns influenced the increase in variable annuity deposits in 2003.

                                                   2003%          2002%          2001
                                              -------------       -------------       -------------
New deposits
    Universal life insurance                  $   6,727     39    $    4,847     94   $    2,493
    Variable universal life insurance             3,093    (58)        7,316    (52)      15,356
    Flexible annuities                          131,611     60        82,058    129       35,843
    Variable annuities                           38,293     68        22,795    (43)      40,137
                                              -------------       -------------       -------------
       Total new deposits                       179,724     54       117,016     25       93,829
Renewal deposits                                111,374      8       103,537     (1)     104,222
                                              -------------       -------------       -------------
Total deposits                                $ 291,098     32    $  220,553     11   $  198,051
                                              =============       =============       =============

Insurance revenues, excluding the reduction for reinsurance ceded, rose 33% in 2003 and 4% in 2002. The increases were due to insurance premiums, contract charges and the addition of GuideOne.

Net investment income grew 4% this year and declined 1% from two years ago. Investment income is driven by changes in both interest rates and asset levels. Declining rates, as was experienced in 2003 and 2002, can be overcome by increases in asset levels, as was the case in 2003. The additional assets generated from the increase in annuity sales, as discussed above both in terms of premiums and deposits, combined with the GuideOne acquisition, contributed to the large asset level growth which offset the decline in rates.

Policy benefits increased in this segment, reflecting the GuideOne acquisition and an increase from immediate annuities. Policy benefits (reserve increases) on immediate annuities with life contingencies will increase nearly as much as the premium.

The amortization of deferred acquisition costs has fluctuated over the past three years due to unlocking adjustments for assumption changes, which reflect the emergence of actual profit margins that were better than assumed. These unlocking adjustments reduced the amortization of deferred acquisition costs as follows: $1.3 million in 2003, $5.9 million in 2002, and $0.6 million in 2001.

Net income in this segment fell by 30% compared with 2002, and is less than half of what it was two years ago. The decrease is primarily due to increased realized investment losses over the past two years and the increased DAC amortization expense from a more favorable DAC unlocking adjustment in 2002 than in 2003.

Kansas City Life Insurance Company - Group Insurance
The Company offers several insurance products in the group segment: dental, short- and long-term disability, group life, and the reintroduced stop loss business in the fourth quarter of 2003. Also, this segment offers administrative claim paying services, now marketed as KCL Benefit Solutions. These products are sold through third party marketing arrangements in addition to the nationwide sales force of independent general agents and group brokers. In 2003, the group segment generated 19% of the Company’s insurance group brokers revenues, down from 23% in 2002. The segment generated net losses in each of the past three years, largely due to deterioration in benefit ratios in specific product lines and reduced revenues.

Premium information is provided in the table below. New premiums were up 4% in 2003, following an increase of 129% in 2002. In 2003, the growth in new premiums for disability insurance have been offset by a decline in new premiums for dental insurance. Group life new premiums grew in 2003 due to the addition of a sizeable group in early 2003. Group dental insurance new premiums fluctuated as a new marketing arrangement was added in 2002 and another was terminated in 2003.

Total group premiums declined 9% in 2003 compared with 2002. The decline was attributable to three factors. First, the loss of a significant third party marketing arrangement at the end of 2002, which largely affected renewal dental and administrative services revenue. Second, in 2002, the Company entered into a new third party marketing arrangement that provided an increase in new dental premiums in 2002. However, at December 31, 2003 the Company discontinued this marketing arrangement, as the claims results were greater than anticipated. Third, in 2003, the Company entered into a new third party marketing arrangement that produced growth in disability insurance premiums. Administrative services revenues have been negatively impacted by changes in marketing arrangements.

                                       2003%          2002%          2001
                                                 -                    -
                                  ------------         ------------         ------------
New premiums
    Group life insurance          $    1,952     36    $    1,437     16    $    1,244
    Group dental insurance             9,034    (24)       11,909    205         3,910
    Group disability insurance         2,930    314           707    (13)          808
    Other group insurance                869    346           195    (23)          253
                                  ------------         ------------         ------------
       Total new premiums             14,785      4        14,248    129         6,215
Renewal premiums                      41,481    (13)       47,874     (5)       50,624
                                  ------------         ------------         ------------
       Total group premiums           56,266     (9)       62,122      9        56,839
Administrative services revenues       2,582    (41)        4,353    (18)        5,311
                                  ------------         ------------         ------------
       Total direct revenues          58,848    (11)       66,475      7        62,150
Reinsurance ceded                     (6,648)    28        (5,211)     9        (4,761)
                                  ------------         ------------         ------------
       Total segment revenues    $    52,200    (15)   $   61,264      7    $   57,389
                                  ============         ============         ============

The Company markets its group products primarily to small and mid-size organizations, often through other business partners such third party marketers. Sales from these other business partners can disproportionately skew results. Occasionally these business partners may change insurance company providers due to their search for changes in service, product variability, or reduced costs. Also, the Company assesses each group customer’s profitability, claims ratios and other factors for potential to achieve positive results. Therefore, the results of the group segment have been impacted from occasional changes in business partners and affiliations with specific group customers.

Policy benefit payments and related operating expenses outstripped the revenues generated from premium receipts. As such, two of these arrangements in 2003 and 2002, in both the dental and administrative services products, resulted in reduced profits to this segment. New business partners have provided, and are being sought that will provide, improved results in the future.

Sunset Life Insurance Company of America
Sunset Life markets term life insurance and universal life and annuity products to individuals through a nationwide sales force of independent general agents. Approximately 23% of its direct insurance revenues in 2003 and 20% in 2002 have been derived from traditional life insurance premiums, primarily term and annuity insurance products. This segment produced 6% of consolidated revenues from customers in 2003, 7% in 2002 and 9% in 2001. Sunset Life recorded 35% of consolidated net income in 2003 and 33% in 2002. Sunset Life recorded net income of $5.2 million in 2003, down from $10.5 million in 2002 due to increased realized investment losses and reduced investment income.

Total customer revenues declined steadily over the three years, largely due to the reinsurance of 80% of Sunset Life’s insurance in force. Sunset Life’s direct insurance revenues declined 2% in 2003 and 3% in 2002. However, life insurance premiums in 2003 grew 7% over the two year period since 2001. Contract charges, principally from universal life business, declined 5% in 2003 and 7% versus 2001 reflecting declining business volume.

Premium and deposit information is provided in the tables below. New premiums were up 128% or $0.8 million, a result of the increased sales of immediate annuities and an 8% increase in individual life insurance. Sunset Life’s immediate annuity new premium growth reflects the growth trend of fixed rate guarantee products. New premiums in 2002 were down 18% from the prior year, as a result of decline in individual life insurance. Renewal premiums have been essentially flat for the three year period.

New deposits in 2003 were down 24%, due to lower sales in both universal life insurance and flexible annuities. However, 2003 results followed the high sales year of 2002 which experienced an increase of 280% over 2001, primarily from flexible annuity sales. Renewal deposits were essentially flat over the three year period.

                                  2003%          2002%          2001
                                           -                   -
                             -------------       -------------       -------------
New premiums
    Individual life insurance$     551       8   $     511     (28)  $     709
    Immediate annuities            804     880          82     447          15
                             -------------       -------------       -------------
       Total new premiums        1,355     128         593     (18)        724
Renewal premiums                 5,403      (2)      5,504     (1)       5,580
                             -------------       -------------       -------------
Total premiums               $   6,758      11   $   6,097     (3)   $   6,304
                             =============       =============       =============

                                  2003%          2002%          2001
                                           -                   -
                             -------------       -------------       -------------
New deposits
    Universal life insurance $   2,721     (12)  $   3,100       7   $   2,905
    Flexible annuities          13,446     (26)     18,090     577       2,674
                             -------------       -------------       -------------
       Total new deposits       16,167     (24)     21,190     280       5,579
Renewal deposits                30,824       2      30,367      (7)     32,748
                             -------------       -------------       -------------
Total deposits               $  46,991      (9)  $  51,557      35   $  38,327
                             =============       =============       =============

Net investment income declined 9% in 2003 and 12% over the past two years. This reflected the historically low yields available for new investments, significant holdings of short-term investments during 2003, with a modest decline in asset levels. At year-end 2003, short-term investments represented 2% of total investments, down from 11% a year ago. Additionally, realized investment losses were $6.3 million in 2003, $3.0 million in 2002 and $2.3 million in 2001.

Policy benefit ratios (policy benefits divided by total revenues excluding realized investment gains) rose to 55% in 2001, declined to 50% in 2002, and then increased to 51% in 2003, as presented in the table below, and reflects fluctuations in mortality experience. At year-end 2001, a significant block of business was reinsured. As a result, the amortization of deferred acquisition costs declined significantly due to the unlocking of assumptions related to the reinsurance. Subsequently, in both 2002 and 2003 the level of amortization returned to previous levels.

                                          2003          2002          2001
                                       -----------   -----------   ------------

Total revenue                       $  39,180      $ 47,464      $ 55,833
Realized investment gains/(losses)     (6,258)       (3,029)       (2,299)
                                    -------------- ------------- --------------
Revenue excluding realized
     investment gains/(losses)         45,438        50,493        58,132

Total benefits                         23,291        25,212        31,860
                                    ============== ============= ==============

Policy benefit ratio                       51%           50%            55%

Insurance operating expenses declined 5% versus 2002 and were dramatically less than 2001, due to litigation costs incurred in the fourth quarter of 2001. Sunset Life's operating expenses continue to decline over time, due to improved operating efficiencies.

Old American Insurance Company
The Old American segment sells final expense insurance products nationwide through its general agency system, using direct response marketing to supply agents with leads in their exclusive territories. Old American produced 25% of consolidated customer revenues in 2003, down from 28% in both 2002 and 2001. Old American also recorded 18% of consolidated net income in 2003 and 22% in 2002, down from 30% in 2001.

Premium information is provided in the table below. New premiums were up 7% in 2003, which follows a 2002 decline in sales of 1%. Renewal premiums have decreased by 4% in both 2003 and 2002. New premiums rose in 2003, reflecting an improvement in higher quality sales leads and increased agent retention.

                         2003%         2002%         2001
                                  -                  -
                    -------------      -------------     --------------

New premiums        $  7,616       7   $  7,121      (1) $   7,197
Renewal premiums      68,217      (4)    71,006      (4)    74,052
                    -------------      -------------     --------------
Total premiums      $ 75,833      (3)  $ 78,127      (4) $  81,249
                    =============      =============     ==============

Net investment income declined 3% in 2002 and 14% in 2003, due to historically low yields available for new investments, significant holdings of short-term investments with a modest decline in asset levels. Short-term investments represented 5% of total investments this year-end compared with 16% at last year-end. Realized investment losses equaled $4.3 million and $1.9 million in 2003 and 2002, respectively. Investment gains of $0.7 million were realized in 2001.

Policy benefit ratios (policy benefits divided by total revenues excluding realized investment gains) were largely unchanged over the three years, as identified in the table below. Net income totaled $9.1 million in 2001 and declined to $7.0 million in 2002 and $2.7 million in 2003. These declines were largely the result of realized investment losses.

                                          2003          2002           2001
                                       -----------   ------------   -----------

Total revenue                        $ 78,941      $ 87,194       $ 90,280
Realized investment gains/(losses)     (4,268)       (1,903)           686
                                     ------------- -------------- -------------
Revenue excluding realized
     investment gains/(losses)         83,209        89,097         89,594

Total benefits                         48,678        51,367         51,649
                                     ============= ============== =============

Policy benefit ratio                       59%           58%            58%

Liquidity and Capital Resources

Capital resources
The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company for the past two years.

                                           2003             2002
                                        ------------      -----------
Total assets less separate accounts  $     4,247,221  $     3,622,498
Total stockholders' equity                   644,438          597,497
Ratio of stockholders' equity
   to assets less separate accounts               15%              16%

The ratio of equity to assets less separate accounts has remained relatively constant. Net unrealized gains on available for sale securities, which are included as a part of stockholders’ equity, increased $82.8 million and $41.0 million in 2003 and 2002, respectively, reflecting lower interest rates and improving credit markets.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2004 without prior approval of the Missouri Director of Insurance are $102.0 million -- the statutory gain from operations.

Stockholders’ equity per share, or book value, equaled $54.04 for year-end 2003, an 8% increase for the year. The stock repurchase program was extended by the Board of Directors through 2003 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 8% of the shares currently outstanding. No shares were purchased under this program during 2003.

Liquidity
The Company, and each insurance subsidiary, meets liquidity requirements primarily through positive cash flows from its operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principle uses of cash are for the insurance operations, including the purchase of investments, payments of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes.

Cash provided from operations in each of the three years ended 2003, 2002 and 2001 was $94.1 million, $48.8 million and $42.1 million, respectively. Net cash used in investing activities was $258.0 million in 2003, $144.1 million in 2002 and $147.6 million in 2001, reflecting increased investment purchases. These funds were generated principally from net policyholder deposits, the result of higher sales. Also, during 2003, the Company used $59.4 million in the purchase of GuideOne.

The Company’s investing activity increased during 2003, as interest rates increased in the second half of the year. The Company’s new investments totaled $1.4 billion during 2003, up from $1.0 billion in 2002 and $1.1 billion in 2001. The Company has placed, on average, $1.1 billion in new investments over the past three years. Approximately 33% of the securities portfolio was sold, called or matured in each of the past two years. During 2003, the Company had several sales of real estate investments which resulted in realized gains. The Company continually seeks real estate investment opportunities to bolster its investment portfolio and as a tax credit strategy in affordable housing projects.

Net cash provided from financing activities was $169.2 million in 2003, $94.2 million in 2002 and $90.6 million in 2001, for an average of $118.0 million over the three years. This increase is primarily the result of policyholder deposits net of withdrawals of $157.3 million in 2003, $118.3 million in 2002 and $58.6 million in 2001. The increase in 2003 and 2002 reflects increased sales activity. Net borrowings in each of the three years presented was $34.4 million in 2003, $0.5 million in 2002 and $55.3 million in 2001.

Asset and liability maturities and yields are closely managed and exposure to changing interest rates is minimized so that funds will be available as needed to meet future policyholder obligations. Cash flow testing is performed to ensure sufficient interest spreads are earned.

This information excludes net proceeds from variable insurance products. These proceeds are partitioned into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and short-term borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At year-end, outstanding balances under this agreement totaled $111.6 million in maturities of less than one year. The primary purpose for these borrowings is to insure access to liquidity. This is accomplished through the purchase of highly liquid marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June, 2005. During the fourth quarter, the Company converted certain real estate joint ventures to tenants in common real estate ownership. As such, outstanding borrowings of $18.4 million were added to the Company’s liabilities. The Company has two construction loans related to investment properties totaling $1.0 million.

The Company has unsecured revolving lines of credit of $60 million with two major commercial banks with no balances outstanding.

Contractual Obligations
The following table presents payments due by period for long-term contractual obligations as of December 31, 2003:

    Contractual Obligations                                                               2009 and
     (amounts in millions)           Total         2004       2005-2006     2007-2008    Thereafter
--------------------------------- ------------- ------------ ------------- ------------ -------------
Borrowings (1)                    $      133.7  $     115.0  $        9.7  $       6.8  $        2.2
Operating lease obligations (2)            8.1          1.6           2.8          2.5           1.2
Purchase obligations (3)                   0.7          0.7             -            -             -
Insurance liabilities (4)                585.0         35.7          63.3         52.9         433.1
                                  ------------- ------------ ------------- ------------ -------------

Total contractual obligations     $      727.5  $     153.0  $       75.8  $      62.2  $      436.5
                                  ============= ============ ============= ============ =============
(1)	Borrowings include long-term and short-term debt as described in the previous section - Debt and short-term borrowing.
(2)	As a lessee the Company leases its mainframe computer and some related support equipment. The Company is also a lessee of an office building with a 20-year lease begun in 1989 with two five- year renewal options. In 1998, the Company assigned the interest in the lease to a third party for the remainder of the lease period.
(3)	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.
(4)	Insurance liabilities include contracts with and without life contingencies, which have scheduled payouts -- single premium immediate annuities, supplementary contracts and structured settlements.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds a diversified portfolio of investments that includes cash, bonds, preferred stocks, mortgage-backed securities, commercial mortgages and real estate. Each of these investments is subject, in varying degree, to market risks that can affect their return and their fair value. A majority of these assets are debt instruments of corporations or U.S. Government Sponsored Enterprises (GSE) and are considered fixed income investments. Thus, the primary market risks affecting the Company’s portfolio are interest rate risk, credit risk and liquidity risk.

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Coupon and dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and market values rise. As interest rates rise, the opposite effect occurs.

Interest rates fell during 2003, causing the Company’s investment portfolio to increase in value. In addition, credit spreads tightened during the year, also improving the value of the portfolio. At year-end 2003, the fair value of the securities exceeded its book value by $85.5 million.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $137.3 million loss of market value for the $2.9 billion securities portfolio. Conversely, a 100 basis point rate decrease translates to a $136.2 million increase in market value.

Market changes rarely follow a linear pattern in one direction for any length of time. Within any diversified portfolio, an investor will likely find embedded options, both puts and calls, that change the structure of the cash flow stream. Mortgage-backed securities are particularly sensitive to interest rate changes. As long-term interest rates fall, homeowners become more likely to refinance their mortgage or move up to a larger home, causing a prepayment of the outstanding mortgage principal, which must then be reinvested at a lower rate. Should interest rates rise suddenly, prepayments expected by investors may decrease, extending the duration of a mortgage pool. This represents a further interest rate risk to investors.

As interest rates rise, policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force the Company to liquidate parts of its portfolio at a time when the fair market value of fixed income investments is falling. If interest rates fall, the Company may also be forced to invest new cash receipts at levels below the minimum guaranteed rates payable to policyholders, eroding profit margins. The Company can usually adapt to small sudden changes in interest rates, or even large changes that occur over longer periods of time. Cash flow may increase or decrease over the course of the business cycle. Therefore, the Company takes steps to ensure that adequate liquidity is available to meet obligations in a timely manner. To this end, the Company maintains lines of credit with commercial banks and other short-term borrowing arrangements with financial institutions.

The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer, and that the timely payment of principal or interest might not occur.

Over the past three years, credit defaults in the marketplace have increased significantly relative to historical norms. The increase in the default rate has been attributed to several factors, including the economic slowdown experienced by the U.S. economy, the increased use of leverage by corporate issuers, fraud and adverse legal judgments against corporations, among others. A default by a rated issuer usually involves some loss of principal to the investor, as evidenced by the write-downs taken by the Company. Information about the write-down of investment securities is provided in the table of Realized Investments Gains and Losses, under the section Consolidated Results of Operations in Item 7 -- Management’s Discussion and Analysis. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring.

The Company mitigates credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types, and by limiting the amount invested in any particular entity. With the exception of certain GSE’s, there is no exposure to any single issuer greater than one percent of assets on a book value basis. The Company also invests in securities carrying a lien against physical assets. These securities can improve the likelihood of payment according to contractual terms and increase recovery amounts in the case of bankruptcy or restructuring.

The Company currently holds $72.8 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose them to fluctuations in the foreign currency market.

The Company has used derivatives as a proper risk management tool to mitigate identifiable risks for a specific period of time under specific conditions. The Company does not engage in trading derivatives for speculative purposes.

The table below details the nature of expected cash flows from the securities portfolio, including the cash flows from mortgage-backed securities pools and callable corporate bonds and commercial mortgages. Calls and prepayments represent the principal amount expected to return to the Company. Total principal equals invested cash scheduled to return in each year, including maturities, calls, sinking funds and prepayments.

Expected Cash Flows
(amounts in millions)

                                                                                               There-       Total       Fair
                                        2004       2005        2006       2007        2008     after      Principal    Value
                                       ------     ------      ------     ------     ------     -----       -------    ------
Corporate bonds currently callable    $   30     $    -      $    -     $    5     $    3     $    17     $    55     $    58
       Average interest rate            6.25%       -  %        -  %    7.12%    8.02%     6.71%     7.17%
Mortgage-backed securities and CMO's     313        204         130         71         39         151         908       1,070
       Average interest rate            3.55%    4.48%     5.10%    5.37%    5.49%     5.46%     4.53%
All other securities                     156        102         116         85        122       1,197       1,778       1,750
       Average interest rate            4.73%    6.70%     8.56%    7.10%    6.38%     6.59%     6.74%
                                      -------    -------     -------    -------    -------    --------    --------    -------
     Investment securities               499        306         246        161        164       1,365       2,741       2,878
       Average interest rate            4.08%    5.22%     6.73%    6.34%    6.20%     6.47%     6.02%
Mortgages                                135         98          69         22         15         115         454         478
  Average interest rate                 7.72%    7.88%     7.61%    7.28%    7.14%     7.30%     7.39%
                                      -------    -------     -------    -------    -------    --------    --------    -------
     Total                            $  634     $  404      $  315     $  183     $  179     $ 1,480     $ 3,195     $ 3,356
       Average interest rate            4.86%    5.87%     6.92%    6.45%    6.28%     6.53%     6.21%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON
RESPONSIBILITY FOR FINANCIAL REPORTING

Management of Kansas City Life Insurance Company and its subsidiaries (the Company) is responsible for the preparation and integrity of the consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and where necessary, include estimates and judgment of management.

Management is responsible for ensuring that these financial statements are not misstated due to material fraud or error. The Company has established and maintains a system of internal control to provide efficient and effective operations, reasonable assurance as to the integrity and reliability of the financial statements, and proper financial disclosure and protection of assets. Qualified personnel in the Company maintain and monitor these internal controls on an ongoing basis for compliance.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets as required but not less than quarterly with the independent auditors, management and internal audit. Each has free and separate access to the Committee. The Committee reviews audit procedures, scope and findings, and the adequacy of the Company’s financial reporting.

The independent auditors, KPMG LLP, are elected by the Board of Directors to audit the financial statements and render an opinion thereon. Management has made all corporate records and related data available to the independent auditors. Furthermore, management believes that all representations made to the independent auditors were valid and appropriate.

        /s/R. Philip Bixby                                                  /s/ Tracy W. Knapp
        R. Philip Bixby                                                     Tracy W. Knapp
        President and CEO                                                   Senior Vice President, Finance

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I-IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
KPMG LLP

Kansas City, Missouri
February 12, 2004

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                                                       December 31
                                                                                  2003                  2002
ASSETS
Investments:
     Fixed maturities available for sale, at fair value
            (amortized cost:  2003 - $2,730,612; 2002 - $2,137,667)       $     2,814,485       $     2,141,439
     Equity securities available for sale, at fair value
            (cost: 2003 - $62,203; 2002 - $58,728)                                 63,808                57,587
     Mortgage loans                                                               456,656               463,150
     Real estate                                                                  112,691                93,008
     Policy loans                                                                 114,420               108,551
     Short-term investments                                                        71,823               186,770
     Other investments                                                                903                 4,484
            Total investments                                                   3,634,786             3,054,989

Cash                                                                               20,029                14,645
Accrued investment income                                                          39,132                36,465
Receivables, net                                                                    9,181                 6,850
Property and equipment, net                                                        32,981                36,013
Deferred acquisition costs                                                        241,057               246,286
Value of business acquired                                                        106,334                75,322
Reinsurance recoverable                                                           151,577               140,214
Other assets                                                                       12,144                11,714
Separate account assets                                                           304,691               244,862
            Total assets                                                  $     4,551,912       $     3,867,360

LIABILITIES
Future policy benefits:
     Life insurance                                                       $       829,500       $       769,597
     Accident and health                                                           42,614                42,036
Policyholder account balances                                                   2,239,223             1,784,634
Policy and contract claims                                                         33,012                28,906
Other policyholder funds                                                          101,084               106,683
Notes payable                                                                     133,670                97,241
Income taxes                                                                       36,918                15,539
Other liabilities                                                                 186,762               180,365
Separate account liabilities                                                      304,691               244,862
            Total liabilities                                                   3,907,474             3,269,863

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
     Authorized 36,000,000 shares,
            issued 18,496,680 shares                                               23,121                23,121
Additional paid in capital                                                         23,310                22,605
Retained earnings                                                                 688,800               686,847
Accumulated other comprehensive income (loss)                                      23,418               (24,437)
Less treasury stock, at cost (2003 - 6,572,087 shares;
     2002 - 6,500,497 shares)                                                    (114,211)             (110,639)
            Total stockholders' equity                                            644,438               597,497

            Total liabilities and stockholders' equity                    $     4,551,912       $     3,867,360

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share data)

                                                                          Year Ended December 31
                                                                2003              2002              2001
REVENUES
Insurance revenues:
     Premiums                                           $     210,671     $      184,703    $      176,395
     Contract charges                                         110,006            105,520           107,370
     Reinsurance ceded                                        (48,830)           (43,223)          (36,295)
            Total insurance revenues                          271,847            247,000           247,470
Investment revenues:
     Net investment income                                    194,763            194,235           203,091
     Realized investment losses                               (29,280)           (18,240)          (15,748)
Other revenues                                                  8,300             15,140            12,428
            Total revenues                                    445,630            438,135           447,241

BENEFITS AND EXPENSES
Policyholder benefits                                         208,102            187,460           183,084
Interest credited to policyholder account balances             92,278             87,587            87,396
Amortization of deferred acquisition costs
     and value of business acquired                            37,908             30,969            35,344
Operating expenses                                             98,111             94,298           109,877
            Total benefits and expenses                       436,399            400,314           415,701

Income before income tax expense (benefit)                      9,231             37,821            31,540

Income tax expense (benefit)                                   (5,562)             6,272             1,618

NET INCOME                                              $      14,793     $       31,549     $      29,922

Basic and diluted earnings per share:
     Net income                                         $        1.24     $         2.63     $        2.49

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

                                                                          Year Ended December 31
                                                                  2003              2002             2001

COMMON STOCK, beginning and end of year                   $       23,121    $       23,121   $       23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year                                                 22,605            21,744           20,109
Excess of proceeds over cost of treasury stock sold                  705               861            1,635

     End of year                                                  23,310            22,605           21,744

RETAINED EARNINGS
Beginning of year                                                686,847           668,255          651,324
Net income                                                        14,793            31,549           29,922
Stockholder dividends of $1.08 per share
     (2002 - $1.08; 2001 - $1.08)                                (12,840)          (12,957)         (12,991)

     End of year                                                 688,800           686,847          668,255

ACCUMULATED OTHER COMPREHENSIVE
     INCOME (LOSS)
Beginning of year                                                (24,437)          (38,806)         (55,280)
Other comprehensive income                                        47,855            14,369           16,474

     End of year                                                  23,418           (24,437)         (38,806)

TREASURY STOCK, at cost
Beginning of year                                               (110,639)         (108,630)        (107,020)
Cost of 96,472 shares acquired
     (2002 - 67,470 shares; 2001 - 71,054 shares)                 (3,925)           (2,535)          (2,692)
Cost of 24,882 shares sold
     (2002 - 37,025 shares; 2001 - 76,205 shares)                    353               526            1,082

     End of year                                                (114,211)         (110,639)        (108,630)

TOTAL STOCKHOLDERS' EQUITY                                $      644,438    $      597,497   $      565,684

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                       Year Ended December 31
                                                                  2003            2002          2001
OPERATING ACTIVITIES
Net income                                                $      14,793   $     31,549   $    29,922
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Amortization of investment premium (discount)             4,287           (641)          601
        Depreciation                                             12,949          5,916         5,181
        Acquisition costs capitalized                           (29,575)       (27,868)      (27,916)
        Amortization of deferred acquisition costs               30,915         23,813        27,766
        Amortization of value of business acquired                6,993          7,156         7,578
        Realized investment losses                               29,280         18,240        15,748
        Changes in assets and liabilities:
           Legal settlement liability                                 -        (16,965)       16,295
           Future policy benefits                                21,031         (4,316)       (1,337)
           Policyholder account balances                         29,390         41,111           531
           Income taxes payable and deferred                    (17,237)        (2,271)       (4,036)
        Other, net                                               (8,679)       (26,961)      (28,239)
        Net cash provided                                        94,147         48,763        42,094

INVESTING ACTIVITIES
Purchases of investment securities:
     Fixed maturities                                        (1,251,481)      (788,919)     (884,654)
     Equity securities                                           (4,279)        (5,598)       (5,116)
Sales of investment securities:
     Fixed maturities                                           188,849        359,375       661,134
     Equity securities                                           17,036          9,986        17,289
Maturities and principal paydowns of investment securities:
     Fixed maturities                                           725,589        364,984       187,673
     Equity securities                                            8,771          6,925        16,088
Purchases of other investments                                  (72,386)      (149,627)     (185,392)
Sales, maturities and principal paydowns of other investments   183,161         79,805        51,215
Net additions to property and equipment                            (969)       (21,029)       (1,878)
Insurance business acquired or disposed                         (52,264)             -        (4,000)
        Net cash used                                          (257,973)      (144,098)     (147,641)

FINANCING ACTIVITIES
Proceeds from borrowings                                         35,061         59,562       102,589
Repayment of borrowings                                            (634)       (59,100)      (47,330)
Deposits on policyholder contracts                              338,089        272,110       236,378
Withdrawals from policyholder account balances                 (180,801)      (153,814)     (177,758)
Net transfers to separate accounts                               (9,427)       (14,856)      (38,957)
Change in other deposits                                          2,629          4,409        28,662
Cash dividends to stockholders                                  (12,840)       (12,957)      (12,991)
Disposition (acquisition) of treasury stock, net                 (2,867)        (1,148)           25
        Net cash provided                                       169,210         94,206        90,618

Increase (decrease) in cash                                       5,384         (1,129)      (14,929)
Cash at beginning of year                                        14,645         15,774        30,703

        Cash at end of year                               $      20,029   $     14,645    $   15,774

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Kansas City Life Insurance Company and its subsidiaries (the Company) is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity and group products.

Insurance Company Acquisition
On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The purchase price of the acquisition was $59.4 million and added $393.1 million in assets on the acquisition date, including an identifiable intangible asset called VOBA of $38.0 million. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life Insurance Company. For segment reporting purposes, GuideOne is included in the Kansas City Life - Individual segment.

GuideOne has not prepared historical financial statements in conformity with generally accepted accounting principles. Accordingly, historical information is not available from which to develop pro forma results of operations for the past two years.

Basis of Presentation
The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Kansas City Life Insurance Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year presentation.

Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are deferred acquisition costs, value of business acquired, future policy benefits, policy and contract claim liabilities and the fair value of certain invested assets.

Investments
Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount. Securities available for sale are stated at fair value. Unrealized gains and losses on securities available for sale are reduced by deferred income taxes and related adjustments to deferred acquisition costs and the value of business acquired, and are included in accumulated other comprehensive income. The Company reviews and analyzes its securities on an ongoing basis. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security’s impairment in value is considered to be other than temporary. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for probable losses. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The allowance for probable losses is based upon historical impairment experience, including an estimate of probable impairment of any delinquent or defaulted loans. Such estimates are based upon the value of the expected cash flows and the underlying collateral on a net realizable basis. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

Real estate is carried at amortized cost. Real estate joint ventures are valued at cost, adjusted for the Company’s equity in earnings since acquisition.

Policy loans are carried at cost, less principal payments received.

Deferred Acquisition Costs (DAC)
Deferred acquisition costs (DAC) consist of the costs of acquiring new business such as commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, and are capitalized as incurred. For traditional life products, DAC is amortized in proportion to premium revenues over the premium-paying period of related policies, using assumptions consistent with those used in computing benefit reserves. DAC for interest sensitive and variable products is amortized over a period not exceeding 30 years in proportion to estimated gross profits arising from interest spreads, mortality margins, expense margins, and surrender charges that are expected to be realized over the term of the contracts. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a block of business are revised. DAC is also adjusted for the impact on estimated gross profits of net unrealized gains and losses on securities.

DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented.

The following table provides information about DAC at December 31.

                                                                   2003          2002          2001
                                                                -----------   -----------   -----------

   Balance at beginning of year                              $    246,286   $   243,606   $   244,960
   Capitalization of commissions, sales and issue expenses         29,575        27,868        27,917
   Amortization                                                   (30,915)      (23,813)      (27,766)
   Amortization due to realized investment losses                     879           370           608
   Change in DAC due to unrealized investment gains                (4,768)       (1,745)       (2,113)
                                                             -------------- ------------- -------------

   Balance at end of year                                    $    241,057   $   246,286   $   243,606
                                                             ============== ============= =============

Value of Business Acquired (VOBA)
When new insurance business is purchased through an acquisition, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of anticipated profits to be realized from the insurance business purchased, using the same assumptions used to value the related liabilities. VOBA is amortized in proportion to future premium revenues or the expected future profits, depending on the type of insurance business acquired. Amortization of VOBA occurs over the related contract periods, using current crediting rates to accrete interest or using investment yield rates, depending on the type of insurance product. The Company regularly assesses the recoverability of VOBA through an analysis of expected future cash flows.

VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to support the value of VOBA, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented.

In 2003, VOBA was established in the amount of $38,005 from the purchase of GuideOne. The following table provides information about VOBA at December 31.

                                       2003          2002           2001
                                    -----------   -----------    -----------

   Balance at beginning of year   $ 75,322      $ 82,478       $ 90,056
   Purchase of GuideOne Life        38,005             -              -
   Gross amortization              (14,716)      (14,252)       (15,374)
   Accrual of interest               7,723         7,096          7,796
                                  ------------- -------------  -------------

   Balance at end of year         $   106,334   $ 75,322       $ 82,478
                                  ============= =============  =============

The accrual of interest for Old American VOBA was calculated at a 13% interest rate for the life block and a 7.0% rate for the accident and health block. For the GuideOne acquisition VOBA, a 5.4% interest rate was used on the interest sensitive block, a 4.3% interest rate was used on the deferred annuity block and a 5.3% interest rate was used on the traditional life block. For the VOBA on an acquired block of business a 7% interest rate was used on the traditional life portion and a 5.4% interest rate was used on the interest sensitive portion.

Separate Accounts
Separate account assets and liabilities arise from the sale of variable life insurance and annuity products. The Separate Account represents funds segregated for the benefit of certain policyholders who bear the investment risk. The assets are legally segregated and are not subject to claims which may arise from any other business of the Company. The separate account assets and liabilities, which are equal, are recorded at fair value. Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Income. Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees and mortality and risk charges.

The following table provides a reconciliation of activity within separate account liabilities at December 31.

                                                   2003             2002            2001
                                              ----------        ----------     ----------
Balance at beginning of year                  $ 244,862         $ 305,283      $ 325,460

Deposits on variable policyholder contracts      68,447            57,949         83,384
Transfers to general account                    (24,318)           (5,961)        (6,101)
Investment performance                           50,402           (75,277)       (59,134)
Policyholder benefits                           (21,836)          (23,207)       (23,692)
Contract charges                                (12,866)          (13,925)       (14,634)
                                              ----------        ----------     ----------

Balance at end of year                        $ 304,691         $ 244,862      $ 305,283
                                              ==========        ==========     ==========

Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

Deposits related to universal life and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the services are provided.

Future Policy Benefits
Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than actually expected. Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables. The 1975-1980 Select and Ultimate Basic Table is used for new business.

Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are also computed by a net level premium method, based upon estimates at the time of issue for investment yields and mortality. Mortality assumptions are based upon table A2000 without adjustment.

Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported. These liabilities are estimated using actuarial analyses and case basis evaluations, based upon past claims experience, claim trends and industry experience.

The following table provides detail about future policy benefits at December 31.

                                     2003          2002
                                 -----------   -----------

Life insurance                   $  750,864     $  716,331
Immediate annuities and
    supplementary contracts
       with life contingencies       78,636         53,266
                                ------------ -------------
       Total                        829,500        769,597

Accident and health insurance        42,614         42,036
                                ------------ -------------

                                 $  872,114     $  811,633
                                ============ =============

Policyholder Account Balances
Liabilities for universal life and flexible annuity products represent policyholder account balances, without reduction for potential surrender charges, and deferred front-end contract charges, which are amortized over the term of the policies. Benefits and claims are charged to expense in the period incurred. Interest on policyholder account balances is credited as earned.

Crediting rates for universal life insurance and flexible annuity products ranged from 3.00% to 6.25% (2002 -- 3.00% to 7.25%; 2001 -- 3.00% to 7.25%).

The following table provides detail about policyholder account balances at December 31.

                                2003             2002
                            --------------   --------------

Universal life insurance  $  1,079,914       $   971,885
Flexible annuities           1,090,045           786,444
Other                           69,264            26,305
                           ---------------- ----------------
                          $  2,239,223       $ 1,784,634
                          ================ ================

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. The Company and its subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies.

Participating Policies
Participating business at year-end approximates 7% of statutory premiums and 8% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

Reinsurance
In the normal course of business, the Company cedes risks to other insurers primarily to protect the Company against adverse fluctuations in mortality experience. The Company also assumes risks ceded by other companies. Reinsurance is effected on individual risks and through various pooling arrangements. Business is reinsured primarily through yearly renewable term and coinsurance agreements. Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage. Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits. The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract.

Reinsurance recoverable includes amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Income Per Share
Due to the Company’s capital structure and lack of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the year was 11,944,291 shares (2002 -- 11,997,733 shares; 2001 -- 12,027,241 shares). The number of shares outstanding at year-end was 11,924,593 (2002 -- 11,996,183).

New Accounting Pronouncements
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

The FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This FAS was adopted on July 1, 2003 with no material impact. The FASB has proposed additional Interpretations to FAS No. 150 which may require application in future periods.

FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This is an interpretation of FASB Statements No. 5, 57, and 107 and is a rescission of FASB Interpretation No. 34. This interpretation requires certain guarantees to be recorded at fair value instead of when a loss is probable and reasonably estimated. FIN 45 also requires disclosures even when the likelihood of making any payments under the guarantee is remote. Although liability recognition only applies to guarantees issued or amended after January 1, 2003, disclosure requirements are presently effective. This interpretation was adopted January 1, 2003 and the Company is not aware of any guarantees that would have a material effect on its financial statements.

FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” was issued January 2003. This is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual terms or other financial interests in the entity. This interpretation was adopted July 1, 2003 and had no material impact. Subsequently in December 2003, the FASB issued a revision known as FIN 46R, which replaces FASB Interpretation (FIN) 46. The Company will be required to apply FIN 46R to variable interest entities created after December 31, 2003. This revised interpretation will be adopted on January 1, 2004, and will have no material impact.

FASB’s Derivatives Implementation Group (DIG) issued SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under those Instruments,” in April 2003 (DIG B36). This standard deals with the treatment of embedded derivatives related to Modified Coinsurance (Modco). DIG B36 was adopted on October 1, 2003 with no material impact.

Statement of Position (SOP) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued in July 2003 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP addresses: 1) separate account presentation; 2) accounting for an insurance company’s proportionate interest in separate accounts; 3) transfers of assets from the general account to a separate account; 4) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and 5) accounting for sales inducements. This SOP will be adopted on January 1, 2004, and will have no material impact.

All other Standards and Interpretations of those Standards issued during 2003 did not relate to accounting policies and procedures pertinent to the Company at this time.

2. INVESTMENTS

Investment Revenues
The following tables provide investment revenues by major category at December 31.

                                              2003             2002            2001
                                        ----------        ---------       ---------
Net investment income:
    Fixed maturities                    $  142,704        $ 141,242       $ 147,610
    Equity securities                        4,645            2,479           7,533
    Mortgage loans                          36,658           35,559          33,343
    Real estate                             11,009           12,002          10,735
    Policy loans                             7,536            7,502           7,818
    Short-term                               2,537            5,187           4,649
    Other                                    2,699            4,746           5,883
                                        ----------        ---------       ---------
                                          207,788           208,717         217,571
Less investment expenses                  (13,025)          (14,482)        (14,480)
                                        ----------        ---------       ---------

                                        $ 194,763        $  194,235       $ 203,091
                                        ==========       ==========       =========

Realized investment gains (losses):
    Fixed maturities                    $ (38,776)       $ (25,640)      $ (15,956)
    Equity securities                        (455)            (831)         (2,448)
    Mortgage loans                              -             (570)              -
    Real estate                             9,011            8,431           2,048
    Other                                     940              370             608
                                        ----------        ---------       ---------

                                        $ (29,280)       $ (18,240)      $ (15,748)
                                        ==========       ==========      ==========

Unrealized Gains and Losses
Unrealized gains (losses) on the Company’s investments in securities follow, at December 31.

                                               2003             2002             2001
                                          ----------        ---------       ---------
Available for sale:
    End of year                         $    85,478        $   2,631       $  (38,382)
    Amounts allocable to:
        Deferred acquisition costs           (5,245)            (477)           1,268
        Policyholder account balances        (8,070)               -                -
    Deferred income taxes                   (25,258)            (754)          12,995
                                          ----------        ---------       ---------

                                        $    46,905        $   1,400       $  (24,119)
                                          ==========        =========       =========

    Increase (decrease) in
        net unrealized gains
        during the year:
              Fixed maturities          $    43,997        $  24,736        $  17,129
              Equity securities               1,508              783            2,550
                                          ----------       ----------       ---------

                                        $    45,505        $  25,519        $  19,679
                                          ==========       ==========       =========

Held to maturity:

    End of year                         $         -        $       -        $      -
                                          ==========       ==========       =========

    Increase (decrease) in
        net unrealized gains
        during the year                 $         -        $       -        $     109
                                          ==========       ==========       =========

Securities
The amortized cost and fair value of investments in securities available for sale at December 31, 2003, are as follows.

                                                       Gross
                              Amortized             Unrealized                   Fair
                                 Cost            Gains        Losses            Value
                                 ----            -----        ------            -----
Bonds:
    U.S. govt. & agency   $      58,703       $  3,268       $    96       $   61,875
    Public utility              157,061         12,012         1,719          167,354
    Corporate                 1,309,340         77,151        15,337        1,371,154
    Mortgage-backed           1,058,368         18,925         7,301        1,069,992
    Other                       147,049            925         3,954          144,020
Redeemable
    preferred stocks                 91              -             1               90
                          ----------------- -------------- ------------- ------------------

Fixed maturities              2,730,612        112,281        28,408        2,814,485
Equity securities                62,203          2,119           514           63,808
                          ----------------- -------------- ------------- ------------------

                          $   2,792,815       $114,400      $ 28,922      $ 2,878,293
                          ================= ============== ============= ==================

The amortized cost and fair value of investments in securities available for sale at December 31, 2002, are as follows.

                                                      Gross
                              Amortized            Unrealized                 Fair
                                Cost            Gains        Losses           Value
                                ----            -----        ------           -----
Bonds:
    U.S. govt. & agency   $     53,838      $    4,816    $      60      $     58,594
    Public utility             250,330           8,974       17,969           241,335
    Corporate                1,099,806          57,550       69,582         1,087,774
    Mortgage-backed            704,359          26,782        7,844           723,297
    Other                       29,224           1,197           89            30,332
Redeemable
    preferred stocks               110              -             3               107
                          ---------------- ---------------------------- ----------------

Fixed maturities             2,137,667          99,319       95,547         2,141,439

Equity securities               58,728             795        1,936            57,587
                          ---------------- ---------------------------- ----------------

                          $  2,196,395      $  100,114    $  97,483      $  2,199,026
                          ================ ============= =============  ================

The Company held non-income producing securities with a carrying value of $3,949 at December 31, 2003 (2002 -- $9,407).

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2003.

                                                       Investments with unrealized losses
                               Less than 12 months      12 months or longer                 Total
                               Fair     Unrealized      Fair        Unrealized      Fair        Unrealized
Bonds:                         Value      Losses        Value        Losses         Value          Losses
   U.S. govt. & agency      $  2,512  $       84   $      6,236  $       12   $        8,748  $         96
   Public utility              7,737         391         23,624       1,328           31,361         1,719
   Corporate                 339,085       9,372         67,918       5,965          407,003        15,337
   Mortgage-backed           457,433       6,872          9,598         429          467,031         7,301
   Other                     114,562       3,949          2,585           5          117,147         3,954
Redeemable
   preferred stocks               90           1              -           -               90             1

Fixed maturities             921,419      20,669        109,961       7,739        1,031,380        28,408
Equity securities             17,950         460            129          54           18,079           514

   Total                   $ 939,369  $   21,129   $    110,090  $    7,793   $    1,049,459  $     28,922

Unrealized losses occur from market price declines that may be due to a number of factors including economic downturns, competitive forces within an industry, issuer specific events or operational difficulties, lawsuits and market pricing anomalies caused by factors such as temporary lack of liquidity.

The Company has an extensive policy and process regarding the determination of the other than temporary impairment of a security. All investments are monitored on an ongoing basis and formally reviewed each quarter to identify and analyze the basis for any price deterioration.

Securities that have a market price less than 90% of amortized cost or which have exhibited a significant price decline are identified for review to determine the reasons for the decline. Securities which have exhibited such declines for a period of 6 months or greater are segregated for further analysis in order to determine if the price decline is other than temporary.

Following is the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2003. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

                                             Amortized          Fair
                                               Cost             Value
                                               ----             -----

Due in one year or less                  $    52,803         $ 53,445
Due after one year through five years        323,479          341,927
Due after five years through ten years       555,589          580,622
Due after ten years                          740,373          768,499
Mortgage-backed bonds                      1,058,368        1,069,992
                                         ---------------- ----------------

                                         $ 2,730,612      $ 2,814,485
                                         ================ ================

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the year ended December 31.

                             2003            2002            2001
                          ------------    ------------    -----------

Proceeds               $  205,885       $   369,361    $    678,423
Gross realized gains        9,467             9,809          17,971
Gross realized losses      20,443            19,216          16,132

The Company does not hold securities of any corporation and its affiliates, which exceeded 10% of stockholders' equity.

No material derivative financial instruments are employed.

The Company is exposed to risk that issuers of securities owned by the Company will default, or that interest rates or credit spreads will change and cause a decrease in the value of its investments. With mortgage-backed securities, the Company is also exposed to prepayment and extension risks. As interest rates change, the rate at which these securities pay down principal may change. These risks are mitigated by investing in high-grade securities and managing the maturities and cash flows of investments and liabilities.

Mortgage Loans
Most of the Company's mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $4,809 (2002 -- $4,746). The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders' equity.

The mortgage portfolio is diversified geographically and by property type as follows, at December 31.

                                       2003                               2002
                            ----------------------------      -----------------------------
                              Carrying         Fair             Carrying         Fair
                               Amount         Value              Amount          Value
                               ------         -----              ------          -----
Geographic region:
    East north central   $     27,757     $   29,335         $   34,700      $  37,325
    Mountain                   69,630         73,157             79,657         85,874
    Pacific                   151,565        159,601            148,696        161,520
    West south central         90,213         94,981             83,195         90,455
    West north central         85,450         87,782             80,023         85,136
    Other                      36,850         38,236             41,625         44,371
    Valuation reserve          (4,809)        (4,809)            (4,746)        (4,746)
                         -------------------------------   --------------------------------
                         $    456,656     $  478,283         $  463,150      $ 499,935
                         ===============================   ================================
Property type:
    Industrial           $    269,462     $  282,914         $  283,217      $ 306,170
    Retail                      6,628          7,137             12,167         13,321
    Office                    158,935        165,989            135,379        146,631
    Other                      26,440         27,052             37,133         38,559
    Valuation reserve          (4,809)        (4,809)            (4,746)        (4,746)
                         -------------------------------   --------------------------------
                         $    456,656     $  478,283          $ 463,150      $ 499,935
                         ===============================   ================================

The Company has commitments to originate mortgage loans of $4,980, which expire in 2004.

No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years.

Two mortgage loans were acquired in the sale of real estate during the year for $4,075 (2002 -- $6,085).

Real Estate
The table below provides information concerning the Company's real estate investments, at December 31.

                                               2003           2002
                                        ---------------  -------------
Penntower office building, at cost:
    Land                                $      1,106        $  1,106
    Building                                  19,577          19,173
        Less accumulated depreciation        (12,984)        (12,523)
Other investment properties, at cost:
    Land                                      19,653          15,302
    Buildings                                 73,984          59,793
        Less accumulated depreciation        (18,430)        (16,100)
                                        ---------------  -------------
        Real estate, commercial               82,906          66,751
        Real estate joint ventures            29,785          26,257
                                        ---------------  -------------
                                        $    112,691       $  93,008
                                        ===============  =============

Investment real estate, other than foreclosed properties, is depreciated on a straight-line basis. Penntower office building is depreciated over 60 years and all other properties from 10 to 39 years.

The Company held non-income producing real estate equaling $11,825 consisting of properties under development at December 31, 2003 (2002 -- $14,598).

3. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with “policy and contract claims” on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

                                         2003            2002             2001
                                   --------------- ---------------  ---------------
Gross liability at
    beginning of year                  $ 8,140         $  8,775         $ 9,983
Less reinsurance recoverable            (2,552)          (2,772)         (4,678)
                                   --------------- ---------------  ---------------
Net liability at beginning of year       5,588            6,003           5,305
                                   --------------- ---------------  ---------------
Incurred benefits related to:
      Current year                      32,485           36,965          32,528
      Prior years                         (931)            (882)            307
                                   --------------- ---------------  ---------------
Total incurred benefits                 31,554           36,083          32,835
                                   --------------- ---------------  ---------------
Paid benefits related to:
      Current year                      28,172           30,962          26,315
      Prior years                        4,693            5,536           5,822
                                   --------------- ---------------  ---------------
Total paid benefits                     32,865           36,498          32,137
                                   --------------- ---------------  ---------------
Net liability at end of year             4,277            5,588           6,003
Plus reinsurance recoverable             3,579            2,552           2,772
                                   --------------- ---------------  ---------------
Gross liability at end of year         $ 7,856         $  8,140         $ 8,775
                                   =============== ===============  ===============

4. NOTES PAYABLE

The following table provides information for Notes Payable as of December 31.

                                                                                    2003           2002
                                                                              -------------- -------------
Federal Home Loan Bank loans with various maturities and a weighted average interest rate, currently 1.24%, secured by mortgage-backed
  securities totaling $125,254                                                   $   111,624    $ 96,033

Eight real estate loans with interest rates between 6.85% and 9.00% and various
  maturities in years 2004 to 2010, secured by the properties.                        19,083         703

Note Payable due June 2005, related to the purchase of GuideOne Life Insurance
  Company, with an interest rate equal to the prime rate published
  in the Wall Street Journal (4.00% at December 31, 2003).                             2,000           -

Two Construction loans related to investment properties dated July 2002 and December 2003 with interest rates of 8.00%, forgiven when
  construction of the buildings is complete.                                             963         505
                                                                                 ------------   -----------
                                                                                 $   133,670    $ 97,241
                                                                               ============== =============

As a member of the Federal Home Loan Bank (FHLB) with a capital investment of $10,090, the Company has the ability to borrow from the FHLB when collateralized. The Company earned a 3.00% average rate on the capital investment in the FHLB for 2003.

The Company has unsecured revolving lines of credit of $60 million with two commercial banks with no balances outstanding, and which are at variable interest rates -- currently at 1.70%.

With the exception of the real estate and construction loans, all borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $1,961 (2002 -- $2,325; 2001 -- $3,975). The interest expense on all borrowings totaled $2,610 (2002 -- $3,281; 2001 -- $4,036).

Maturities on notes payable are as follows in millions: $115.0 due in 2004; $2.3 due in 2005; $7.4 due in 2006; none in 2007; $6.8 due in 2008 and $2.1 due thereafter.

5. STATUTORY INFORMATION and STOCKHOLDER DIVIDENDS RESTRICTION

The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders’ equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

                                            2003            2002           2001
                                        -------------   -------------   ------------

Net gain from operations              $     101,978       $ 20,280       $  42,097

Net income                                   83,512         14,779          23,476

Unassigned surplus at December 31           293,804        306,845         329,972

Capital and surplus at December 31          226,024        241,933         266,208

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay a dividend exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum payable in 2004 without prior approval is $101,978, the statutory net gain from operations. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $20,000 (2002 -- $19,000; 2001 -- $18,000).

6. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the Federal income tax rate to the Company's effective income tax rate for the years ended December 31.

                                             2003            2002              2001
                                       --------------   -------------    --------------

Current income tax expense (benefit)   $     9,580         $ (5,019)        $  9,116
Deferred income tax expense (benefit)      (15,142)          11,291           (7,498)
                                       --------------   -------------    --------------

Total income tax expense (benefit)     $    (5,562)        $  6,272         $  1,618
                                       ==============   =============    ==============

                                             2003            2002              2001
                                       --------------   -------------    --------------

Federal income tax rate                        35%             35%              35%
Special tax credits                           (41)             (12)              (15)
Prior years' taxes, including Federal
    taxes relating to closed tax years        (51)              (7)              (14)
Other permanent differences                    (3)               1                (1)
                                       --------------   -------------    --------------

Effective income tax rate                     (60)%             17%               5%
                                       ==============   =============    ==============

The tax effects of temporary differences that result in significant deferred tax assets and liabilities are presented below for the years ended December 31.

                                                 2003            2002
                                           --------------   --------------
Deferred tax assets:
    Future policy benefits                 $    58,648        $     53,372
    Employee retirement benefits                19,532              21,141
    Tax carryovers                              14,831               3,088
    Other                                        2,361               1,771
                                           --------------   --------------
Gross deferred tax assets                       95,372              79,372
                                           --------------   --------------
Deferred tax liabilities:
    Basis differences between tax and
        GAAP accounting for investments         10,342               3,434
    Unrealized investment gains                 25,258                 754
    Capitalization of deferred acquisition
        costs, net of amortization              45,338              48,423
    Value of business acquired                  37,217              26,363
    Property and equipment, net                  7,299               6,149
    Other                                        6,836               7,886
                                           --------------   --------------
Gross deferred tax liabilities                 132,290              93,009
                                           --------------   --------------
    Net deferred tax liability                  36,918              13,637
    Current tax liability                            -               1,902
                                           --------------   --------------
        Income taxes payable               $    36,918        $     15,539
                                           ==============   ==============

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. In management’s opinion, it is more likely than not that the Company will realize the benefit of the net deferred tax asset and, therefore, no valuation allowance has been established.

Federal income taxes paid this year equaled $8,442 (2002 -- $2,500; 2001 -- $2,350).

Policyholders’ surplus, which is frozen under the Deficit Reduction Act of 1984, is $51,257 for Kansas City Life, $2,866 for Sunset Life and $13,700 for Old American. The Companies do not plan to distribute their policyholders’ surplus. Consequently, the possibility of such surplus becoming subject to tax is remote, and no provision has been made in the financial statements for taxes thereon. Should the balance in policyholders’ surplus become taxable, the tax computed at current rates would approximate $23,729.

Income taxed on a current basis is accumulated in shareholders’ surplus and can be distributed to stockholders without tax to the Company. Shareholders’ surplus equals $572,872 for Kansas City Life, $33,411 for Sunset Life and $54,869 for Old American.

The income tax expense is recorded in various places in the Company’s financial statements as detailed below, for the years ended December 31.

                                           2003           2002            2001
                                     --------------  -------------- --------------

Net income                           $  (5,562)      $    6,272        $  1,618
Stockholders' equity:
    Related to:
        Unrealized gains, net           24,504           13,749          10,584
        Change in minimum
           pension liability             1,265           (6,004)         (1,726)
                                     --------------  -------------- --------------
Total income tax expense
    included in financial statements $  20,207       $   14,017       $  10,476
                                     ==============  ============== ==============

7. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees. December 31 was used as the measurement date for these plans.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2004 through 2008 are $7,700, $8,700, $8,200, $8,700, and $10,800 respectively. The aggregate benefits expected to be paid in the five years from 2009 through 2013 are $62,400. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2003 and include estimated future employee service. The 2004 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 were:

                  Asset Category            2003     2002
                                            ----     ----
                  Debt securities           47%      44%
                  Equity securities         51%      54%
                  Cash equivalents           2%       2%

This allocation of pension assets is within the targeted mix by asset class: fixed income securities 40-60%, equity securities 40-60%, and other assets 0-10%. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits.

The current assumption for the expected long-term rate of return on plan assets is 8.0%. This assumption is determined by analyzing: 1) historical average returns, 2) historical data on the volatility of returns, 3) current yields available in the marketplace, 4) actual returns on plan assets, and 5) current and anticipated future allocation to asset classes. The asset classes used for this analysis are large cap equities, investment grade corporate bonds and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan.

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2004 through 2008 are $860, $900, $940, $1,040, and $1,150 respectively. The aggregate benefits expected to be paid in the five years from 2009 – 2013 are $7,380. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2003. The 2004 contribution for the plan is estimated to be $860. The Company pays these medical costs as due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is noncontributory with level annual payments over the participants’ expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees’ years of service and compensation as of December 31, 1997.

Noncontributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $132 (2002 -- $132; 2001 -- $162). Noncontributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $614 (2002 -- $711; 2001 -- $639).

Savings plans for eligible employees and agents match employee contributions up to 6% of salary and agent contributions up to 2.5% of prior year paid commissions. Contributions to the plan were $1,437 (2002 -- $1,452; 2001 -- $1,459). The Company may contribute an additional profit sharing amount up to 4% of salary, depending upon corporate profits. The Company made no profit sharing contribution this year or in the prior two years.

A noncontributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans. There has not been sufficiently reliable information available on which to measure the effects of the Act. Since the Company is a sponsor of a postretirement health care plan that provides prescription drug benefits, the Company has elected to defer accounting recognition under FASB Staff Position (FSP) No. 106-1. This election of deferral has been provided because the specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, may require the Company to change previously reported information. Since accounting recognition has been deferred, the impact of the Act has been excluded from the calculation of the accumulated postretirement benefit obligation and net postretirement benefit costs.

                                                      Pension Benefits                Other Benefits
                                                  --------------------------     --------------------------
                                                     2003          2002             2003          2002
                                                     ----          ----             ----          ----

Accumulated benefit obligation                  $   117,354   $   110,263      $       -       $       -
                                                ----------------------------   ----------------------------

Change in plan assets:
Fair value of plan assets at beginning of year  $    82,394   $    87,696      $   1,390       $   1,457
Return on plan assets                                14,523        (2,351)            66              75
Company contributions                                 6,719         8,520              -               -
Benefits paid                                        (9,599)      (11,471)          (247)           (142)
                                                ----------------------------   ----------------------------
    Fair value of plan assets at end of year    $    94,037   $    82,394      $   1,209       $   1,390
                                                ============================   ============================

Change in projected benefit obligation:
Benefit obligation at beginning of year         $  114,617    $  107,672       $  25,075       $  19,559
Service cost                                         2,335         2,223             755             676
Interest cost                                        7,215         7,564           1,406           1,423
Net loss from past experience                        7,132         8,629           1,980           4,246
Benefits paid                                       (9,599)      (11,471)           (979)           (829)
                                                ----------------------------   ----------------------------
    Benefit obligation at end of year           $  121,700    $  114,617       $  28,237       $  25,075
                                                ============================   ============================

Plan underfunding                               $ (27,663)    $  (32,223)      $ (27,028)      $ (23,685)
Unrecognized net loss                              45,038         49,309           6,634           4,672
Unrecognized prior service cost                    (4,558)        (5,205)              -               -
                                                ----------------------------   ----------------------------
    Prepaid (accrued) benefit cost              $  12,817     $   11,881       $ (20,394)      $ (19,013)
                                                ============================   ============================

Amounts recognized in the
    consolidated balance sheet:
Accrued benefit liability                       $ (23,317)    $  (27,868)      $ (20,394)      $ (19,013)
Accumulated other comprehensive income             36,134         39,749               -               -
                                                ----------------------------   ----------------------------
    Net amount recognized                       $  12,817     $   11,881       $ (20,394)      $ (19,013)
                                                ============================   ============================

Weighted average assumptions:
Discount rate                                        6.00%         6.25%          6.00%          6.25%
Expected return on plan assets                       8.00           8.50            5.50            5.50
Rate of compensation increase                        4.50           4.50             -               -

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

                                              One Percentage Point
                                           Change in the Growth Rate
                                            Increase        Decrease
                                            --------        --------

Service and interest cost components       $  483           $  (366)
Postretirement benefit obligation           5,552            (4,300)

The following table provides the components of net periodic benefits cost.

                                                    Pension Benefits                          Other Benefits
                                           ------------------------------------     -----------------------------------
                                              2003         2002        2001            2003        2002        2001
                                           -----------  ----------- -----------     ----------- ----------- -----------

Service cost                             $     2,335  $     2,223 $     1,940      $     755    $    676     $    708
Interest cost                                  7,215        7,564       7,442          1,406       1,423        1,345
Expected return on plan assets                (6,441)      (7,467)     (7,252)           (76)        (80)         (79)
Amortization of:
    Unrecognized net (gain) loss               3,321        1,708       1,523             26         (12)         (24)
    Unrecognized prior service cost             (647)        (647)       (647)             -           -            -
    Unrecognized net transition asset              -         (105)       (206)             -           -            -
                                         --------------------------------------  --------------------------------------
Net periodic benefits cost               $     5,783  $     3,276 $     2,800      $    2,111   $  2,007     $  1,950
                                         ======================================  ======================================

For measurement purposes, a 10.0% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 5% in 2013 and thereafter.

8. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company was divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne was included in the Kansas City Life – Individual Segment. The Kansas City Life - Group segment consists of sales of group life, disability and dental products and administrative services only (ASO -- Kansas City Life Benefit Solutions) by third party marketing arrangements in addition to the nationwide sales force of independent general agents and group brokers. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. The Old American segment sells final expense insurance products nationwide through its general agency system, using direct response marketing to supply agents with leads in their exclusive territories.

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

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

SEGMENT INFORMATION

                                                   Kansas City Life              Sunset            Old
                                               Individual        Group            Life           American          Total
2003:
Revenues from customers                     $       142,466  $     52,200   $       16,156   $      69,325   $        280,147
Net investment income                               151,316           281           29,282          13,884            194,763
Segment income (loss)                                10,893        (4,004)           5,178           2,726             14,793
Other significant noncash items:
     Increase in policy reserves                     90,711           418           17,727           2,451            111,307
     Amortization of deferred
         acquisition costs                           15,596             -            4,517          10,802             30,915
     Amortization of value of
         business acquired                            3,948             -                -           3,045              6,993
Interest expense                                      1,497             -                -             428              1,925
Income tax expense (benefit)                         (4,466)       (1,716)             (72)            692             (5,562)

Segment assets                                    3,571,144         6,731          555,245         418,792          4,551,912
Expenditures for other long-lived assets              2,245            81                -              75              2,401

2002:
Revenues from customers                     $       109,593  $     61,264   $       18,346   $      72,937   $        262,140
Net investment income                               145,538           390           32,147          16,160            194,235
Segment income (loss)                                15,629        (1,610)          10,492           7,038             31,549
Other significant noncash items:
     Increase in policy reserves                     65,884           219           19,708           4,777             90,588
     Amortization of deferred
         acquisition costs                           11,100             -            4,118           8,595             23,813
     Amortization of value of
         business acquired                            3,832             -                -           3,324              7,156
Interest expense                                      1,787             -                -             565              2,352
Income tax expense (benefit)                          2,321          (690)           1,073           3,568              6,272

Segment assets                                    2,848,164         6,546          574,669         437,981          3,867,360
Expenditures for other long-lived assets             15,881           211                -              49             16,141

2001:
Revenues from customers                     $       104,847  $     57,389   $       24,789   $      72,873   $        259,898
Net investment income                               152,517           510           33,343          16,721            203,091
Segment income (loss)                                22,991          (692)          (1,501)          9,124             29,922
Other significant noncash items:
     Increase in policy reserves                     52,740           469           18,641           5,855             77,705
     Amortization of deferred
         acquisition costs                           17,034             -              247          10,485             27,766
     Amortization of value of
         business acquired                            4,104             -                -           3,474              7,578
Interest expense                                      3,254             -                -             782              4,036
Income tax expense                                    3,322          (296)          (3,672)          2,264              1,618

Segment assets                                    2,780,268         6,993          548,840         439,897          3,775,998
Expenditures for other long-lived assets              2,004            65                -              30              2,099

Enterprise-Wide Disclosures

                                                        2003          2002           2001
                                                     -----------   -----------    -----------
Revenues from customers by line of business:
    Traditional individual insurance products, net  $    111,832   $    84,204     $   87,660
    Interest sensitive products                           93,023        88,061         89,559
    Variable life insurance and annuities                 16,983        17,460         17,811
    Group life and disability products, net               50,009        57,275         52,440
    Group ASO services                                     2,191         3,989          4,949
    Other                                                  6,109        11,151          7,479
                                                   -------------- -------------  -------------
       Total                                        $    280,147   $   262,140     $  259,898
                                                   ============== =============  =============

9. PROPERTY and EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information as of December 31.

                                      2003          2002
                                   -----------    ----------

Land                             $       766       $    766
Home office complex                   20,613         20,585
Furniture and equipment               41,609         49,691
                                   -----------    ----------
                                      62,988         71,042

Less accumulated depreciation        (30,007)       (35,029)
                                   -----------    ----------
                                 $    32,981      $  36,013
                                   ===========    ==========

10. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

                              2003           2002           2001
                        -------------- -------------- --------------
Life insurance in force (in millions):
    Direct              $    29,253      $  24,133      $  24,019
    Ceded                   (12,039)       (10,224)        (7,144)
    Assumed                   3,302          2,458          2,626
                        -------------- -------------- --------------

        Net             $    20,516      $  16,367      $  19,501
                        ============== ============== ==============

Premiums:
Life insurance:
    Direct              $   152,407      $ 123,681      $ 120,224
    Ceded                   (39,148)       (37,773)       (30,869)
    Assumed                   5,029          5,018          4,934
                        -------------- -------------- --------------

        Net             $    118,288     $  90,926      $  94,289
                        ============== ============== ==============

 Accident and health:
    Direct              $     53,079     $  56,003      $  51,237
    Ceded                     (9,682)       (5,450)        (5,426)
    Assumed                      157             1              -
                        -------------- -------------- --------------

        Net             $     43,554     $  50,554      $  45,811
                        ============== ============== ==============

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $77.2 million as of this year-end. The reserve for future policy benefits ceded under this agreement was $35,704 (2002 -- $39,181).

Kansas City Life acquired a block of traditional life and universal life-type products in 1997. As of this year-end, the block had $2.3 billion of life insurance in force (2002 -- $2.4 billion). The block generated life insurance premiums of $3,120 (2002 -- $4,058).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. The insurance in force ceded approximates $2.6 billion (2002 -- $2.7 billion) and premiums totaled $7,586.

The maximum retention on any one life is $350 thousand for ordinary life plans and $100 thousand for group coverage. A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. Reinsurers’ solvency is reviewed annually.

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which includes unrealized gains or losses on securities available for sale and the change in the additional minimum pension liability, as shown below for the years ended December 31.

                                            Unrealized        Minimum
                                           Gain (Loss)        Pension
                                          on Securities      Liability         Total
                                          -------------      ---------         -----
2003:
Unrealized holding gains
    arising during the year                $ 43,616          $      -         $ 43,616
Less:  Realized losses included
    in net income                           (39,231)                -          (39,231)
                                        ----------------- --------------  ---------------
Net unrealized gains                         82,847                 -           82,847
Decrease in minimum pension liability             -             3,615            3,615
Effect on deferred acquisition costs         (4,768)                -           (4,768)
Policyholder account balances                (8,070)                -           (8,070)
Deferred income taxes                       (24,504)           (1,265)         (25,769)
                                        ----------------- --------------  ---------------

Other comprehensive income                $  45,505          $  2,350         $ 47,855
                                        ================= ==============  ===============

2002:
Unrealized holding gains
    arising during the year               $  14,542          $      -         $ 14,542
Less:  Realized losses included
    in net income                           (26,471)                -          (26,471)
                                        ----------------- --------------  ---------------
Net unrealized gains                         41,013                 -           41,013
Increase in minimum pension liability             -           (17,154)         (17,154)
Effect on deferred acquisition costs         (1,745)                -           (1,745)
Deferred income taxes                       (13,749)            6,004           (7,745)
                                        ----------------- --------------  ---------------

Other comprehensive income (loss)        $   25,519         $ (11,150)        $ 14,369
                                        ================= ==============  ===============

2001:
Unrealized holding gains
    arising during the year              $   13,972         $       -         $ 13,972
Less:  Realized losses included
    in net income                           (18,404)                -          (18,404)
                                        ----------------- --------------  ---------------
Net unrealized gains                         32,376                 -           32,376
Increase in minimum pension liability             -            (4,931)          (4,931)
Effect on deferred acquisition costs         (2,113)                -           (2,113)
Deferred income taxes                       (10,584)            1,726           (8,858)
                                        ----------------- --------------  ---------------

Other comprehensive income (loss)       $    19,679         $  (3,205)        $ 16,474
                                        ================= ==============  ===============

Following is the accumulated balances related to each component of accumulated other comprehensive income (loss).

                                              Unrealized         Minimum
                                             Gain (Loss)         Pension
                                            on Securities       Liability          Total
                                            -------------       ---------          -----

2002:
Beginning of year                        $  (24,119)         $ (14,687)       $ (38,806)
Other comprehensive income (loss)            25,519            (11,150)          14,369
                                         ------------------  --------------- ----------------
End of year                                   1,400            (25,837)         (24,437)

2003:
Other comprehensive income                   45,505              2,350           47,855
                                         ------------------  --------------- ----------------
End of year                              $   46,905          $ (23,487)       $  23,418
                                         ==================  =============== ================

12. FAIR VALUE of FINANCIAL INSTRUMENTS

The carrying amounts for cash, short-term investments and policy loans as reported in the accompanying balance sheet approximate their fair values. The fair values for securities are based on quoted market prices, where available. For those securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Fair values for mortgage loans are based upon discounted cash flow analyses using an interest rate assumption above comparable U.S. Treasury rates.

Fair values for liabilities under investment-type insurance contracts, included with policyholder account balances for flexible annuities and with other policyholder funds for supplementary contracts without life contingencies, are estimated to be their cash surrender values.

Fair values for the Company’s insurance contracts other than investment contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk.

In regards to bank deposits, the fair value of checking, savings and money market accounts is the amount payable on demand. The fair value of fixed maturity certificate accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

At year-end 2003, 14% of the Company’s notes payable had a carrying value of $19.1 million with a fair value of $19.5 million. For the remaining 86% of notes payable the carrying value approximated fair value.

The Company’s other liabilities are generally short-term in nature and their carrying value approximates their fair value.

Following are the carrying amounts and fair values of financial instruments as of December 31.

                                                   2003                              2002
                                       -----------------------------     -----------------------------
                                          Carrying        Fair             Carrying         Fair
                                          Amount          Value             Amount         Value
                                          ------          -----             ------         -----
Investments:
    Securities available for sale    $   2,878,293   $  2,878,293      $   2,199,026  $   2,199,026
    Mortgage loans                         456,656        478,283            463,150        499,935
Liabilities:
    Individual and group annuities   $     904,324  $     875,656     $      766,177 $      748,835
    Bank deposits                           55,231         55,231             56,052         56,367
    Supplementary contracts
        without life contingencies          61,289         61,289             37,614         37,614

13. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below.

                                    First           Second          Third            Fourth
                                    -----           ------          -----            ------
2003:
Total revenues                   $  91,054        $ 107,010       $ 120,958       $  126,608

Net income (loss)                   (7,458)           1,535           7,728           12,988

Per common share,
    basic and diluted                (0.62)            0.12            0.65             1.09

2002:
Total revenues                   $ 111,326        $ 105,608       $ 102,046       $  119,155

Net income                           6,517            9,737             801           14,494

Per common share,
    basic and diluted                 0.54             0.81            0.07             1.21

14. CONTINGENT LIABILITIES

In recent years the life insurance industry, including the Company, has been subject to an increase in litigation pursued on behalf of purported classes of policyholders and to other claims and legal actions in jurisdictions where juries often award punitive damages which are grossly disproportionate to actual damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would have no material effect on the Company’s business, results of operations and financial position.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The following information, as of December 31, 2003, is provided with respect to each Director and Nominee:

                                              Term as
                                              Director                                   Served as
                                              Expires           Other Positions          Director
   Name of Director                   Age     in April         with the Company            From
   ----------------                   ---     --------         ----------------            ----

William R. Blessing (1)(2)             48       2004     None                              2001

Bruce W. Gordon (1)(3)                 55       2004     Senior Vice                       2002
                                                         President,
                                                         Marketing

Cecil R. Miller (1)(2)(5)              70       2004     None                              2001

Michael J. Ross                        62       2004     None                              1972
(2)(4)(5)(6)

Elizabeth T. Solberg (2)(6)            64       2004     None                              1997

Richard L. Finn (1)(2)                 62        -       None                                -

Bradford T. Nordholm (1)(2)            48        -       None                                -

Walter E. Bixby (2)                    45       2005     None                              1996

Webb R. Gilmore (2)(4)(7)              59       2005     None                              1990

Nancy Bixby Hudson                     51       2005     None                              1996
(2)

Daryl D. Jensen                        64       2005     None                              1978
(2)

William A. Schalekamp (3)(4)           59       2005     Senior Vice President,            2002
                                                         General Counsel
                                                         and Secretary

J. R. Bixby (3)(4)(7)                  78       2006     Chairman of the Board             1957

R. Philip Bixby                        50       2006     President, CEO and Vice           1985
(3)(4)(7)                                                Chairman of the Board

Warren J. Hunzicker, M.D. (2)          83       2006     None                              1989

Tracy W. Knapp                         41       2006     Senior Vice                       2002
(3)(4)                                                   President,
                                                         Finance

E. Larry Winn, Jr.                     84       2006     None                              1985
(2)(4)(5)(6)
(1)	Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 22, 2004, will be elected for a three year term ending in 2007.
(2)	Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, and President of Old American, a subsidiary, in 1996. He also serves as a Director of Sunset Life, Old American, and Generations Bank, subsidiaries. Mr. Blessing is currently Vice President, Business Development and Strategy, Sprint PCS, Kansas City, Missouri, a position he has held since 1998. He has been with Sprint and related entities in various capacities since 1981. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen served as President of Sunset Life, a subsidiary of Registrant, from 1973 until his retirement in 1999. Mr. Jensen serves as a Director of Sunset Life and Generations Bank, subsidiaries. He also serves on the Board of Directors of Heritage Financial Corporation and is Vice President, Administration of Western Institutional Review Board. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1967 specializing in insurance and agribusiness. He retired in 1990. Mr. Ross has been Chairman of the Board of Jefferson Bank and Trust Company, St. Louis, Missouri, since 1983. Mr. Ross also serves as a Director of Generations Bank, a subsidiary. Mrs. Solberg became a Regional President and Senior Partner of Fleishman-Hillard, Inc., in January, 1998. She had been Executive Vice President since 1984. She served as a Director of Generations Bank, a subsidiary until 2003. She also serves as a Director of Ferrellgas, Inc. and Midwest Airlines, Inc. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress. Mr. Finn retired as Senior Vice President of Finance of the Company on January 31, 2002. He formerly served as a member of the Company's Board of Directors from 1983 to 2002. Mr. Nordholm is CEO of TYR Energy and TYR Capital, LLC since 2002. He had previously been Senior Vice President/General Manager Capacity Services for Aquila, Inc.
(3)	See below with respect to the business experience of executive officers of the Company.
(4)	Member of Executive Committee.
(5)	Member of Audit Committee.
(6)	Member of Compensation Committee.
(7)	Member of Nominating Committee.

         (b)    Executive Officers.

Name, Age and Position	Business Experience During Past 5 Years
J. R. Bixby, 78 Chairman of the Board	Chairman since 1972; President from 1964 until he retired in April, 1990. Responsible for overall corporate policy. Chairman of the Board of Sunset Life and Old American, subsidiaries.
R. Philip Bixby, 50 President, CEO and Vice Chairman of the Board	Elected Assistant Secretary in 1979; Assistant Vice President in 1982; Vice President in 1984; Senior Vice President, Operations in 1990; Executive Vice President in 1996; President and CEO in April, 1998; and Vice Chairman of the Board in January, 2000. Director and President of Sunset Life, Director of Old American, and Chairman of the Board of Generations Bank, subsidiaries.

Name, Age and Position	Business Experience During Past 5 Years
Bruce W. Gordon, 55 Senior Vice President, Marketing	Elected Senior Vice President, Marketing in July, 2001. Responsible for Marketing, Marketing Administration, Communications and Public Relations. Served as Vice President, Distribution Individual Insurance, Sun Life Financial 1999-2001; President, Product Resource Group 1993-1999 and Vice President-ILD Marketing 1997-1999, Protective Life Insurance Company. Elected to fill the unexpired term of Jack D. Hayes on the Company’s Board of Directors in January, 2002. Senior Vice President, Marketing and a member of the Board of Directors of Sunset Life, a subsidiary.

Tracy W. Knapp, 41 Senior Vice President, Finance	Was elected Senior Vice President, Finance and to the Board of Directors in January, 2002. Chief financial officer and responsible for the investment of the Company's funds, accounting and taxes. Mr.Knapp joined the Company in 1998 and was responsible for developing a banking subsidiary. He was elected President and CEO of Generations Bank when it was chartered in July, 2000. From 1991 to 1998, he held several positions with U.S. Credit Union including Vice President, Finance and Controller. Director of Sunset Life, Old American and Generations Bank, subsidiaries.

Mark A. Milton, 45 Senior Vice President and Actuary	Elected Assistant Actuary in 1984; Assistant Vice President/Associate Senior Vice President Actuary in 1987; Vice President/Associate Actuary in 1989; Vice and Actuary President and Actuary in January, 2000; and to present position in January, 2001. Responsible for Actuarial Services, State Compliance and Group. Director, Vice President and Actuary of Sunset Life, and Director of Old American, subsidiaries.

David S. Duncan, 52 Vice President, Group	Elected Vice President, Group in 2003. Responsible for group sales and products. Vice President for National Accounts and Underwriting for Great West Life and Annuity Company, 1999-2003.
Robert C. Miller, 57 Senior Vice President, Administrative Services	Elected Assistant Auditor in 1972; Auditor in 1973; Vice President and Auditor in 1987; and to present position in 1991. Responsible for Human Resources and Administrative Functions.
Charles R. Duffy, Jr., 56 Senior Vice President, Operations	Elected Vice President, Computer Information Services in 1989; Vice President, Insurance Administration in 1992; and to present position in 1996. Responsible for the Company's Computer Operations, Customer Services, Claims, Agency Administration, New Business, Medical and Underwriting. Director of Sunset Life and Old American, subsidiaries.

Brent C. Nelson, 52 Vice President and Controller	Elected Vice President and Controller in 2003. Chief Accounting Officer responsible for all corporate accounting reports. From 2000 to 2003 he served as Senior Vice President and Controller of Massachusetts Mutual Life Insurance Company.

William A. Schalekamp, 59 Senior Vice President, General Counsel and Secretary	Joined the Company in 1971. Was elected Assistant Counsel in 1973; Associate Counsel in 1975; Assistant General Counsel in 1980; Associate General Counsel in 1984; Vice President and Chief Compliance Officer/Associate General Counsel in January, 2002, and to his present position in April, 2002. Responsible for Legal Department, Office of the Secretary, Stock Transfer Department, and Market Compliance.

         (c)   None.

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

         (h)   The Board of Directors has determined that the Chairman of the Audit Committee, Cecil R. Miller, an independent director, is a financial expert as required by the applicable standards of the Securities and Exchange Commission and the NASDAQ Stock Market, Inc.

The Company has adopted a Code of Ethics for Officers, Directors, and Employees. Copies are available upon written request made to William A. Schalekamp, Senior Vice President, General Counsel & Secretary.

         (j)   The Company has a standing Nominating Committee and its Charter can be viewed on the Company's website at the following address: http://www.kclife.com. Not all of its members are independent directors. It complies with the applicable requirements for directors under the standards promulgated by the Securities and Exchange Commission and the listing standards of the NASD Stock Market, Inc. The committee takes into consideration such criteria as it deems appropriate in evaluating a candidate, including his or her knowledge, expertise, skills, integrity, diversity, judgment, business or other experience, and reputation in the business community. It may (but is not required to) consider candidates suggested by management, other members of the board, or shareholders. Nominations are governed by the Company's Bylaws and Articles of Incorporation.

                                                   Section 16(a): Beneficial Ownership Reporting Compliance

The Company failed to timely file one report of a single transaction for Mr. J.R. Bixby due to inadvertent administrative issues.

Item 11. EXECUTIVE COMPENSATION

         (a)   Compensation

         The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2003 for the fiscal years ending December 31, 2003, 2002 and 2001.

                                                      SUMMARY COMPENSATION TABLE
                                                      --------------------------

                                                                                     Long Term
                                                              Annual Compensation    Incentive       Other          All
                       Name and                                                    Compensation      Annual         Other
                  Principal Position                      Year     Salary   Bonus     Payouts     Compensation   Compensation
                  ------------------                      ----     ------   -----     -------     ------------   ------------

R. P. Bixby                                              2003     $558,900   $26,761   $84,543       $7,000      $35,252
President, CEO and Vice Chairman of the Board,           2002      527,220   101,924                  7,000       48,774
Kansas City Life; Director and President of Sunset       2001      483,660    21,682                  7,000       45,965
Life, Director of  Old American, and Chairman
of the Board of Generations Bank,
subsidiaries

                                                         ------ ----------- --------- --------- ------------ ------------

B. W. Gordon                                             2003      261,180     7,562    23,359        6,000       10,511
Senior Vice President, Marketing Director, Kansas        2002      249,900   102,790                  5,000       11,639
City Life; Director of Sunset Life, subsidiary           2001      113,670    40,740                    500        4,612
                                                         ------ ----------- --------- --------- ------------ ------------

C. R. Duffy, Jr.                                         2003      237,240     7,090    38,493        3,000       16,201
Senior Vice President, Operations, Kansas City           2002      226,980    37,760                  3,000       22,802
Life; Director of Sunset Life, Sunset Financial          2001      216,180    14,513                  3,000       19,959
Services and Old American, subsidiaries
                                                         ------ ----------- --------- --------- ------------ ------------

M. A. Milton                                             2003      223,140     9,290    29,377        3,000       14,303
Senior Vice President and Actuary, Kansas City           2002      208,500    35,999                  2,750       18,339
Life; Director of Sunset Life and Old American,          2001      184,810    15,139                  2,000       16,847
subsidiaries
                                                         ------ ----------- --------- --------- ------------ ------------

T. W. Knapp                                              2003      220,260     5,739    12,784        7,000        7,209
Senior Vice President, Finance, CFO and Director         2002      201,150    51,789                  5,250       13,286
Kansas City Life; Director of Old American, Sunset       2001      130,000         0                      0          286
Life, and Generations Bank, subsidiaries
                                                         ------ ----------- --------- --------- ------------ ------------

ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

                 The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute up to 100% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2003 for the accounts of the named individuals are as follows: R. P. Bixby, $12,000; B. W. Gordon, $6,000; C. R. Duffy, Jr., $12,000; M. A. Milton, $12,000; T. W. Knapp, $6,000.

                 The Company has adopted a nonqualified deferred compensation plan for approximately 42 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 25% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2003 for the accounts of the named individuals are as follows: R. P. Bixby, $21,534; B. W. Gordon, $1,400; C. R. Duffy, Jr., $1,779; M. A. Milton, $1,388; T. W. Knapp, $608.

                 The Company provides yearly renewable term insurance to its employees in the amount of 2 1/2times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2003 are as follows: R. P. Bixby, $3,718; B. W. Gordon, $3,111; C. R. Duffy, Jr., $2,241; M. A. Milton, $914; T. W. Knapp, $601.

                 From January 25, 2000 through January 24, 2003, the Company had a long term incentive plan in place for senior management that awarded participants for the increase in the price of the Company's common stock. Participants were awarded units (phantom shares) based on their annualized salary divided by the share price of $32.25 as of January 21, 2000. At the conclusion of the three year plan, participants received awards based on the increase in the per share price times their number of units. Participants were also awarded dividends on those units commensurate with the Company's dividend policy. Final payments for the plan were made in January of 2003. Payments received by the named individuals and included in Long Term Incentive Compensation Payouts are as follows: R. P. Bixby, $84,543; B. W. Gordon, $23,359; C. R. Duffy, Jr., $38,493; M. A. Milton, $29,377; T. W. Knapp, $12,784.

                Effective in 2003, the Company has established a three year long term incentive plan for senior management that awards participants for the increase in the price of the Company’s common stock from January 1, 2003 through December 31, 2005. Participants are awarded units (phantom shares) based on a compensation analysis performed by an independent compensation consulting firm. The number of units awarded is based on the total direct compensation for equivalent positions in the marketplace less the sum of the actual base salary for each participant and the maximum annual incentive opportunity under the Company’s Annual Incentive Plan. Each unit awarded is valued by determining the present value of the potential growth and dividends on a share of Kansas City Life stock over a three year period assuming a 5% compound growth rate and the Company’s current dividend policy.

                 At the conclusion of the three year cycle, participants will receive awards based on the increase in the per share price times their number of units. The increase will be determined based upon the change in the volume weighted average price for the month of December 2003 as compared to the volume weighted average price for the month of December 2005. Participants will also receive dividends accrued on their units commensurate with the Company’s dividend policy only to the extent that the dividends offset any depreciation (if applicable) on the price of the shares over the three year period.

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

                                              PENSION PLAN TABLE
                                              ------------------

       Compensation                             Years of Service                        SS**
       ------------        --------------------------------------------------------   --------

                                10           20            30            40
                                --           --            --            --

         $ 75,000            $ 18,750     $ 37,500      $ 50,776*    $ 50,776*        $18,449
          100,000              25,000       50,000        70,000       70,776*         18,449
          125,000              31,250       62,500        87,500       90,776*         18,449
          150,000              37,500       75,000       105,000      110,776*         18,449
          200,000              50,000      100,000       140,000      150,776*         18,449
          250,000              62,500      125,000       175,000      190,776*         18,449
          300,000              75,000      150,000       210,000      230,776*         18,449
          350,000              87,500      175,000       245,000      270,776*         18,449
          400,000             100,000      200,000       280,000      310,776*         18,449
          450,000             112,500      225,000       315,000      350,776*         18,449
          500,000             125,000      250,000       350,000      390,776*         18,449

*Maximum pension based on an estimate of Social Security
**Estimated annual Social Security benefit at age 65

                 A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2003, were: R. P. Bixby, 26 years; B. W. Gordon, 3 years; C. R. Duffy, Jr., 14 years; M. A. Milton, 22 years; T. W. Knapp, 3 years.

                 The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2003 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $195,691; B. W. Gordon, $2,736; C. R. Duffy, Jr., $31,153; M. A. Milton, $82,021; T. W. Knapp, $5,903.

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

                 (j)   Additional Information with Respect to Compensation Committee

                 The members of the Compensation Committee: Elizabeth T. Solberg, Michael J. Ross and E. Larry Winn, Jr.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 (a)   Security Ownership of Certain Beneficial Owners

                 The following table sets forth information as of December 31, 2003 concerning certain beneficial owners of voting securities of the Company’s $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.

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
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(1)

                       770,865 Shares                                                   6.5

WEB Interest, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(2)

                      2,358,340 Shares                                                  19.8

Angeline I. O'Connor
10453 S. Oakcrest Lane
Olathe, KS 66061

Amount and Nature of Ownership(2)(3)

                      3,088,033 Shares                                                  25.9

JRB Interests, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(4)

                      2,966,312 Shares                                                  24.9

                      Name and Address                                            Percent of Class
                      ----------------                                            ----------------

Lee M. Vogel
4701 NW 59th Court
Kansas City, MO 64151

Amount and Nature of Ownership(4)(5)

                      2,973,410 Shares                                                  24.9

R. L. Finn
10106 N.W. 74th St.
Kansas City, MO 64152

Amount and Nature of Ownership(6)

                      2,956,513 Shares                                                  24.8

Webb R. Gilmore
833 W. 53rd St.
Kansas City, MO 64112

Amount and Nature of Ownership(7)

                      2,956,989 Shares                                                  24.8
(1)	Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.
(2)	The WEB Interests, Ltd. is a Texas limited partnership (the "WEB Partnership"). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner's proportionate interest in the WEB Partnership.
(3)	Includes 2,358,340 shares for which Angeline I. O'Connor ("Ms. O'Connor") shares the power of disposition as a general partner of the WEB Partnership. Of these shares, Ms. O'Connor: (a) as a general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 2,049,140 shares; (b) as the sole trustee of the Angeline I. O'Connor GST Trust and the Issue Trust for Angeline I. O'Connor, which trusts are limited partners of the WEB Partnership, has the power to vote 102,862 shares; and (c) as an individual general partner of the WEB Partnership, has the sole power to vote 205 shares. Also includes: (a) 375,975 shares for which Ms. O'Connor, as a co-trustee (with R. Philip Bixby and Walter E. Bixby) of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. O'Connor owns directly and has the sole power to vote and the sole power of disposition.
(4)	The JRB Interests, Ltd. is a Texas limited partnership (the "JRB Partnership"). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner's proportionate interest in the JRB Partnership.
(5)	Includes 2,966,312 shares for which Lee M. Vogel ("Mr. Vogel"), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 252 shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 999,299 shares. Also includes: (a) 1,300 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; and (b) 5,798 shares which Mr. Vogel owns directly and has the sole power to vote and the sole power of disposition.
(6)	Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,957,191 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 999,298 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition.
(7)	Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,957,191 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 999,298 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition.

                 (b)   Security Ownership of Management

                 The following table sets forth information as of December 31, 2003 concerning officers and directors who own an interest in the Company’s $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

                 William R. Blessing, Bruce W. Gordon, Cecil R. Miller are currently Directors whose terms expire on April 26, 2004. They, along with Richard L. Finn and Bradford T. Nordholm, are nominees of management for election to three- year terms at the annual meeting to be held April 22, 2004:

                                                                     Served             Shares of
                                                                      as a             Record and
           Name and                       Principal                 Director          Beneficially            Percent
           Address                       Occupation                  Since                Owned              of Class
           -------                       ----------                  -----                -----              --------

William R. Blessing             Senior Vice President                 2001                 100                   *
11708 Manor                     Sprint PCS
Overland Park, KS               Kansas City, MO

Bruce W. Gordon                 Senior Vice President,                2002                 100                   *
3520 Broadway                   Marketing                                                217(1)
Kansas City, MO

Cecil R. Miller                 Retired                               2001                 100                   *
12215 Ash
Overland Park, KS

Michael J. Ross                 Chairman of the                       1972                 600                   *
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
850 W. 52nd St.                 and Senior Partner,
Kansas City, MO                 Fleishman-Hillard, Inc.,
                                St. Louis, MO

                 The following are Nominees for Directors to be voted on at the Shareholders Meeting on April 22, 2004.

                                                                     Served             Shares of
                                                                      as a             Record and
           Name and                       Principal                 Director          Beneficially            Percent
           Address                       Occupation                  Since                Owned              of Class
           -------                       ----------                  -----                -----              --------

Richard L. Finn                 Retired                                -              2,956,513(11)            24.8
10106 N.W. 74th St.
Kansas City, MO 64152

Bradford T. Nordholm            CEO TYR Energy and                     -                   250                   *
11300 Brookwood Ave.            TYR Capital LLC
Leawood, KS 66211

                 The following Directors were elected April 25, 2002 for a three year term.

                                                                     Served             Shares of
                                                                      as a             Record and
           Name and                       Principal                 Director          Beneficially            Percent
           Address                       Occupation                  Since                Owned              of Class
           -------                       ----------                  -----                -----              --------

Walter E. Bixby                 President, Old                        1996              8,692(1)               26.1
3520 Broadway                   American Insurance                                   2,358,340(2)(3)
Kansas City, MO                 Company,                                               368,416(4)
                                Kansas City, MO                                        375,975(5)

Webb R. Gilmore                 Chairman, CEO                         1990            2,956,989(10)            24.8
833 W. 53rd St.                 and Shareholder,
Kansas City, MO                 Gilmore & Bell,
                                Kansas City, MO

Nancy Bixby Hudson              Investor                              1996            2,966,312(6)             27.7
425 Baldwin Creek Rd.                                                                   331,566(7)
Lander, WY

Daryl D. Jensen                 Vice Chairman of                      1978                 939                   *
2143 Old Port Dr.               the Board, Sunset
Olympia, WA                     Life Insurance
                                Company of America,
                                Kansas City, MO

William A. Schalekamp           Senior Vice President,                2002                  6                    *
3520 Broadway                   General Counsel                                         12,342(1)
Kansas City, MO                 and Secretary

                 The following Directors were elected April 24, 2003 for a three year term:

                                                                     Served             Shares of
                                                                      as a             Record and
           Name and                       Principal                 Director          Beneficially            Percent
            Address                       Occupation                 Since                Owned              of Class
            -------                       ----------                 -----                -----              --------

J. R. Bixby                      Chairman of the                      1957                  0                    *
3520 Broadway                    Board
Kansas City, MO

R. Philip Bixby                  President, CEO                       1985           2,358,340(2)(9)           26.1
3520 Broadway                    and Vice Chairman                                      18,615(1)
Kansas City, MO                  of the Board                                          375,975(5)
                                                                                       359,462(9)

Warren J. Hunzicker, M.D.        Director                             1989                 300                   *
4126 W. 94th Terr., Apt. 210
Prairie Village, KS

E. Larry Winn, Jr.               Retired Representative,              1985                 332                   *
8420 Roe Ave.                    U.S. Congress
Prairie Village, KS

Tracy W. Knapp                   Senior Vice President,               2002               379(1)                  *
3520 Broadway                    Finance
Kansas City, MO

                                                                     Served             Shares of
                                                                      as a             Record and
           Name and                       Principal                 Director          Beneficially            Percent
           Address                       Occupation                  Since                Owned              of Class
           -------                       ----------                  -----                -----              --------

All Directors, executive officers and their spouses
(also includes all shares held by trustees of Company
benefit plans and shares held by the Bixby Family and
related Partnerships and Trusts)                                                        8,254,315              69.2

     *Less than 1%.
(1)	Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.
(2)	As general partners of the WEB Interests, Ltd., a Texas limited partnership (the "WEB Partnership"), Walter E. Bixby, R. Philip Bixby and Angeline I. O'Connor, share the power to dispose of these shares, which are owned by the WEB Partnership. As general partners, in their capacity as co-trustees of the WEB Trust, Walter E. Bixby, R. Philip Bixby and Ms. O'Connor share the power to vote 2,358,340 of these shares.
(3)	Includes (a) 205 shares for which Walter E. Bixby, as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 85,718 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the power to vote.
(4)	Includes (a) 349,260 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 19,156 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.
(5)	These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. O'Connor are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.
(6)	Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the "JRB Partnership"), shares with the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 252 of these shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,957,191 of these shares.
(7)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.
(8)	Includes (a) 205 shares for which R. Philip Bixby as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 102,861 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote.
(9)	Includes: (a) 339,754 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 19,708 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.
(10)	Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,957,191 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 999,298 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition.
(11)	Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,957,191 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 999,298 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company has engaged KPMG LLP as independent auditor. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Company. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees in thousands paid to KPMG LLP with respect to audit and non-audit services for the Company for the years ended December 31, 2003 and 2002:

                              2003           2002
                          -------------  -------------

Audit Fees (1)          $       245    $       224
Audit-Related Fees (2)           15             -
                          -------------  -------------
                        $       260    $       224
                          =============  =============
(1)	Includes fees for professional services rendered for the audit of the Company's annual financial statements and review of the Company's annual report on Form 10-K for the years 2003 and 2002, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for the first three quarters of 2003 and 2002.
(2)	Includes fees for professional services rendered in 2003 in connection with an operations analysis of broker dealer subsidiary Sunset Financial Services, Inc., and discussions regarding Section 404 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

         (a)(1)  Financial Statements (See Item 8:  Financial Statements and Supplementary Data)................23
         (a)(2)  Supplementary Data and Financial Statement Schedules
         Schedules are attached hereto at the following pages:

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

                 All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                 (b)   Reports on Form 8-K

                 On November 13, 2003, the Company filed an 8-K Item 7 indicating that the Company was not required to file audited financial statements in the GuideOne Life Insurance Company acquisition, as the aquisition did not meet the SEC's definition of significance.

                 (c)   Exhibits

Exhibit
Number:	Basic Documents:
3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as Exhibit 3(a) to the Company's 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]
3(b)	Bylaws as Amended October 26, 1986. [Filed as Exhibit 3(b) to the Company's 10-K Report for 1986 and incorporated herein by reference]
4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company's 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]
10(a)	Tenth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit 10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(b)	Twenty-seventh Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 10(b) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(c)	Thirteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company's 10-K Report for 2001 and incorporated herein by reference]
10(d)	Second Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the Company's 10-K Report for 2001 and incorporated herein by reference]
14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees
21	Subsidiaries.
31(a)	Section 906 Certification.
32(a)	Section 302 Certification.
32(b)	Section 302 Certification.
99(a)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(b) to the Company's 10-K Report for 2000 and incorporated herein by reference]

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ Tracy W. Knapp
    Tracy W. Knapp
    Senior Vice President, Finance
    (Principal Accounting Officer)
Date: March 11, 2004

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

By: /s/ R. Philip Bixby                                         By: /s/ Joseph R. Bixby
    R. Philip Bixby                                                  Joseph R. Bixby
    Director; President, Chief                                       Director; Chairman of
    Executive Officer and Vice                                       the Board
    Chairman of the Board                                       Date:  March 10, 2004
    (Principal Executive Officer)
Date:  March 11, 2004

By: /s/E. Larry Winn, Jr.                                       By: /s/ William A. Schalekamp
    E. Larry Winn, Jr.                                               William A. Schalekamp
    Director                                                         Director; Senior Vice President,
Date:  March 11, 2004                                                General Counsel and Secretary

                                                                Date:  March 11, 2004

By: /s/ Walter E. Bixby                                         By: /s/ Cecil R. Miller
    Walter E. Bixby                                                  Cecil R. Miller
    Director                                                         Director
Date:  March 11, 2004                                           Date:  March 11, 2004

By: /s/ Warren J. Hunzicker, M.D.                               By: /s/ Elizabeth T. Solberg
     Warren J. Hunzicker, M.D.                                       Elizabeth T. Solberg
     Director                                                        Director
Date:  March 11, 2004                                           Date:  March 11, 2004

Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003
(amounts in thousands)

                                                                                                  Amount at
                                                                                                 Which Shown
                                                                                                in Consolidated
                  Type of Investment                         Cost            Fair Value          Balance Sheet
Fixed maturity securities, available-for-sale:
     Bonds:
         United States government and government
            agencies and authorities                   $       58,703     $       61,875     $         61,875
     Mortgage-backed securities                             1,058,368          1,069,992            1,069,992
     Public utilities                                         157,061            167,354              167,354
     Corporate                                              1,309,340          1,371,154            1,371,154
     All other bonds                                          147,049            144,020              144,020
     Redeemable preferred stocks                                   91                 90                   90
         Total                                              2,730,612     $    2,814,485            2,814,485

Equity securities, available-for-sale:
     Common stocks                                             34,511             34,457               34,457
     Perpetual preferred stocks                                27,692             29,351               29,351
         Total                                                 62,203     $       63,808               63,808

Mortgage loans                                                456,656                                 456,656
Real estate                                                   112,691                                 112,691
Policy loans                                                  114,420                                 114,420
Short-term investments                                         71,823                                  71,823
Other investments                                                 903                                     903
         Total investments                             $    3,549,308                        $      3,634,786

Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(amounts in thousands, except share data)

                                                                    December 31
                                                                 2003                2002
ASSETS
Investments:
     Fixed maturities available for sale                $     2,185,049     $     1,585,124
     Equity securities available for sale:
         Investment in unconsolidated subsidiaries              210,008             267,896
         Other                                                   52,535              42,350
     Mortgage loans                                             338,631             338,111
     Real estate                                                104,625              84,536
     Policy loans                                                92,257              86,647
     Short-term investments                                      48,494              91,572
            Total investments                                 3,031,599           2,496,236

Cash                                                             19,872              14,041
Accrued investment income                                        30,842              27,131
Receivables, net                                                 14,431               5,560
Property and equipment, net                                      31,363              34,036
Deferred acquisition costs                                      116,355             120,110
Value of business acquired                                       85,244              51,188
Reinsurance recoverable                                          61,414              53,787
Other assets                                                     12,053              14,560
Separate account assets                                         304,691             244,862
            Total assets                                $     3,707,864     $     3,061,511

LIABILITIES
Future policy benefits:
     Life insurance                                     $       557,004     $       497,530
     Accident and health                                         16,989              15,328
Policyholder account balances                                 1,862,279           1,428,326
Policy and contract claims                                       21,547              17,188
Other policyholder funds                                         88,138              92,154
Notes payable                                                    92,046              71,208
Income taxes                                                     15,748                 605
Other liabilities                                               104,984              96,813
Separate account liabilities                                    304,691             244,862
            Total liabilities                                 3,063,426           2,464,014

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
     Authorized 36,000,000 shares,
            issued 18,496,680 shares                             23,121              23,121
Additional paid in capital                                       23,310              22,605
Retained earnings                                               702,197             688,064
Accumulated other comprehensive income (loss)                    10,021             (25,654)
Less treasury stock, at cost (2003 - 6,572,087 shares;
     2002 - 6,500,497 shares)                                  (114,211)           (110,639)
            Total stockholders' equity                          644,438             597,497

            Total liabilities and stockholders' equity  $     3,707,864     $     3,061,511

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(amounts in thousands)

                                                                      Year Ended December 31
                                                               2003              2002              2001
REVENUES
Insurance revenues:
     Premiums                                          $     128,083     $      100,478    $       88,843
     Contract charges                                         86,956             81,258            82,516
     Reinsurance ceded                                       (28,171)           (22,251)          (21,170)
            Total insurance revenues                         186,868            159,485           150,189
Investment revenues:
     Net investment income                                   149,413            143,431           151,547
     Realized investment losses                              (18,816)           (13,555)          (14,147)
Other revenues                                                 5,271              8,580             9,264
            Total revenues                                   322,736            297,941           296,853

BENEFITS AND EXPENSES
Policyholder benefits                                        153,297            129,558           117,689
Interest credited to policyholder account balances            75,113             68,912            69,284
Amortization of deferred acquisition costs
     and value of business acquired                           19,544             14,931            21,138
Operating expenses                                            74,064             69,051            62,627
            Total benefits and expenses                      322,018            282,452           270,738

Income before income taxes (benefit) and equity
     in undistributed net income of subsidiaries                 718             15,489            26,115

Income taxes (benefit)                                        (6,233)             1,571             3,247

Income before equity in undistributed net
     income of subsidiaries                                    6,951             13,918            22,868
Equity in undistributed net income of subsidiaries             7,842             17,631             7,054

NET INCOME                                             $      14,793     $       31,549    $       29,922

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                                                   Year Ended December 31
                                                                           2003             2002             2001
OPERATING ACTIVITIES
Net income                                                         $        6,951   $       13,919   $       21,645
Adjustments to reconcile net income to
     net cash from operating activities:
         Amortization of investment premium (discount)                      4,260             (153)             664
         Depreciation                                                      12,824            5,782            5,064
         Acquisition costs capitalized                                    (14,538)         (12,192)         (12,687)
         Amortization of deferred acquisition costs                        15,596           11,099           17,034
         Amortization of value of business acquired                         3,948            3,832            4,104
         Realized investment losses                                        18,816           13,555           15,370
         Changes in assets and liabilities:
            Future policy benefits                                         14,757              220           (5,136)
            Policyholder account balances                                  60,533           19,119            8,454
            Income taxes payable and deferred                             (13,858)          (2,063)           2,256
         Other, net                                                       (18,288)           4,323          (15,894)
         Net cash provided                                                 91,001           57,441           40,874

INVESTING ACTIVITIES
Purchases of investment securities:
     Fixed maturities                                                    (915,726)        (607,280)        (602,440)
     Equity securities                                                     (2,251)          (4,004)          (3,927)
Sale of investment securities:
     Fixed maturities                                                     131,015          278,352          486,776
     Equity securities                                                     11,151            6,670           11,492
Maturities and principal paydowns of investment securities:
     Fixed maturities                                                     512,147          244,763          128,216
     Equity securities                                                      7,850            5,619           13,561
Purchases of other investments                                            (72,592)         (87,528)        (144,900)
Sales, maturities and principal paydowns of other investments             100,879           69,502           42,911
Net additions to property and equipment                                    (1,247)         (21,363)          (2,168)
Insurance business acquired or disposed                                   (52,264)               -           (4,000)
         Net cash used                                                   (281,038)        (115,269)         (74,479)

FINANCING ACTIVITIES
Proceeds from borrowings                                                   19,055            5,705           45,530
Repayment of borrowings                                                      (218)          (5,227)          (4,800)
Deposits on policyholder contracts                                        291,098          220,553          198,051
Withdrawals from policyholder account balances                           (162,449)        (128,308)        (153,269)
Net transfers to separate accounts                                         (9,427)         (14,856)         (38,957)
Change in other deposits                                                   (3,732)          (6,696)         (12,673)
Cash dividends to stockholders                                            (12,840)         (21,657)         (24,916)
Dividends from subsidiaries                                                77,275            8,700           11,925
Disposition (acquisition) of treasury stock, net                           (2,867)          (1,148)              25
         Net cash provided                                                195,895           57,066           20,916

Increase (decrease) in cash                                                 5,858             (762)         (12,689)
Cash at beginning of year                                                  14,014           14,803           27,492

         Cash at end of year                                       $       19,872   $       14,041   $       14,803

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule III

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(amounts in thousands)

                                               Future policy
                                              benefits, policy-
                                               holder account
                             Deferred          balances, and                             Other
                           acquisition           policy and           Unearned       policyholder
   Segment                    costs           contract claims         premiums           funds
December 31, 2003:
KCL - Individual        $        116,355    $        2,451,101   $           438   $        87,638
KCL - Group                            -                 6,718                63                 -
Sunset                            48,143               427,589                59             9,240
Old American                      76,559               258,941               297             3,349
              Total     $        241,057    $        3,144,349   $           857   $       100,227

December 31, 2002:
KCL - Individual        $        120,110    $        1,951,838   $           384   $        91,442
KCL - Group                            -                 6,533               329                 -
Sunset                            50,775               406,121                70            10,064
Old American                      75,401               260,681               338             4,056
              Total     $        246,286    $        2,625,173   $         1,121   $       105,562

                           Policyholder
                           benefits and
                             interest
                           credited to
                           policyholder          Operating
   Segment                account balances       expenses*
Year Ended December 31, 2003:                                    * Allocations of
KCL - Individual        $        192,701    $           56,185    operating
KCL - Group                       35,709                22,662    expenses are
Sunset                            23,292                 6,266    based on a number
Old American                      48,678                12,998    of assumptions
              Total     $        300,380    $           98,111    and estimates,
                                                                  and the results
Year Ended December 31, 2002:                                     would change if
KCL - Individual        $        157,554    $           51,250    different methods
KCL - Group                       40,916                23,176    were applied.
Sunset                            25,210                 6,571
Old American                      51,367                13,301
              Total     $        275,047    $           94,298

Year Ended December 31, 2001:
KCL - Individual        $        149,322    $           46,316
KCL - Group                       37,649                21,377
Sunset                            31,860                28,900
Old American                      51,649                13,284
              Total     $        270,480    $          109,877

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

Schedule IV

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Year Ended December 31

                                       Life Insurance Premiums                  Accident and Health Premiums
                                2003           2002           2001           2003           2002           2001
                                                                    (in thousands)
Direct
KCL - Individual           $      61,746  $     32,864  $      32,192   $       3,875  $         318  $        344
KCL - Group                       11,053        10,706          5,242          45,578         51,571        46,128
Sunset                             7,382         6,076          6,282              19             21            23
Old American                      72,226        74,034         76,508           3,607          4,093         4,742
     Total                       152,407       123,680        120,224          53,079         56,003        51,237

Ceded
KCL - Individual                 (19,305)      (17,005)       (16,363)         (2,851)           (34)          (46)
KCL - Group                       (2,127)       (2,370)        (2,386)         (4,521)        (2,841)       (2,375)
Sunset                           (13,425)      (13,602)        (6,653)             (3)            (1)           (1)
Old American                      (4,290)       (4,796)        (5,467)         (2,308)        (2,574)       (3,004)
     Total                       (39,147)      (37,773)       (30,869)         (9,683)        (5,450)       (5,426)

Assumed
KCL - Individual                   4,950         5,019          4,934               -              -             -
KCL - Group                           78             -              -             157              1             -
Sunset                                 -             -              -               -              -             -
Old American                           -             -              -               -              -             -
     Total                         5,028         5,019          4,934             157              1             -
Net                        $     118,288  $     90,926  $      94,289   $      43,553  $      50,554  $     45,811

% of Assumed to Net                    4             6              5               0              0             0

                                    Life Insurance In Force
                                   2003           2002           2001
                                              (in millions)
Direct
KCL - Individual           $      19,644  $     14,193  $      14,068
KCL - Group                        3,345         3,513          3,292
Sunset                             5,289         5,429          5,639
Old American                         975           998          1,020
     Total                        29,253        24,133         24,019

Ceded
KCL - Individual                  (7,435)       (5,488)        (5,158)
KCL - Group                         (317)         (338)          (329)
Sunset                            (4,209)       (4,311)        (1,562)
Old American                         (78)          (87)           (95)
     Total                       (12,039)      (10,224)        (7,144)

Assumed
KCL - Individual                   3,302         2,458          2,626
KCL - Group                            -             -              -
Sunset                                 -             -              -
Old American                           -             -              -
     Total                         3,302         2,458          2,626
Net                        $      20,516  $     16,367  $      19,501

% of Assumed to Net                   16            15             13

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

                                                             Year Ended December 31

                                                     2003             2002              2001
Real estate valuation account
       Beginning of year                        $          -      $         -      $        625
       Deductions                                          -                -              (625)
       End of year                              $          -      $         -      $          -

Mortgage loan valuation account
       Beginning of year                        $      4,746      $     4,101      $      4,030
       Additions                                          63              645                71
       Deductions                                          -                -                 -
       End of year                              $      4,809      $     4,746      $      4,101

Allowance for uncollectible accounts
       Beginning of year                        $      1,577      $     1,583      $      1,583
       Additions                                          87               31               492
       Deductions                                       (182)             (37)             (492)
       End of year                              $      1,482      $     1,577      $      1,583