Form 10-Q
period 2004-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2004-05-10
CIK 54473

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended March 31, 2004

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

         Class                                  Outstanding April 29, 2004
Common Stock, $1.25 par value                       11,926,669 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1. Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                               March 31          December 31
                                                                 2004               2003
ASSETS                                                       (Unaudited)
Investments:
     Fixed maturities available for sale, at fair value   $     2,943,804    $      2,814,485
     Equity securities available for sale, at fair value           64,463              63,808
     Mortgage loans                                               437,292             456,656
     Real estate                                                  115,980             112,691
     Policy loans                                                 112,556             114,420
     Short-term investments                                        50,802              71,823
     Other investments                                                749                 903
             Total investments                                  3,725,646           3,634,786

Cash                                                                8,090              20,029
Accrued investment income                                          41,464              39,132
Deferred acquisition costs                                        236,633             241,057
Value of business acquired                                        104,387             106,334
Reinsurance recoverable                                           153,116             151,577
Other assets                                                       58,090              54,306
Separate account assets                                           317,356             304,691
             Total assets                                 $     4,644,782    $      4,551,912

LIABILITIES
Future policy benefits                                    $       869,354    $        872,114
Policyholder account balances                                   2,258,912           2,239,223
Policy and contract claims                                         35,800              33,012
Other policyholder funds                                          100,889             101,084
Notes payable                                                     130,896             133,670
Income taxes                                                       51,061              36,918
Other liabilities                                                 207,789             186,762
Separate account liabilities                                      317,356             304,691
             Total liabilities                                  3,972,057           3,907,474

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
     Authorized 36,000,000 shares,
             issued 18,496,680 shares                              23,121              23,121
Additional paid in capital                                         23,503              23,310
Retained earnings                                                 691,070             688,800
Accumulated other comprehensive income                             49,321              23,418
Less treasury stock, at cost (2004 - 6,569,695 shares;
     2003 - 6,572,087 shares)                                    (114,290)           (114,211)
             Total stockholders' equity                           672,725             644,438

             Total liabilities and stockholders' equity   $     4,644,782    $      4,551,912

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

                                                              Quarter Ended March 31
                                                               2004             2003
REVENUES
Insurance revenues:
     Premiums                                           $     47,051     $     47,293
     Contract charges                                         29,149           26,115
     Reinsurance ceded                                       (12,518)         (10,267)
             Total insurance revenues                         63,682           63,141
Investment revenues:
     Net investment income                                    50,727           47,536
     Realized investment gains (losses)                          803          (21,774)
Other revenues                                                 2,534            2,544
             Total revenues                                  117,746           91,447

BENEFITS AND EXPENSES
Policyholder benefits                                         50,570           49,763
Interest credited to policyholder account balances            24,309           20,331
Amortization of deferred acquisition costs
     and value of business acquired                            9,746           10,638
Operating expenses                                            25,739           24,971
             Total benefits and expenses                     110,364          105,703

Income before income tax expense (benefit)                     7,382          (14,256)

Income tax expense (benefit)                                   1,787           (6,798)

NET INCOME (LOSS)                                       $      5,595     $     (7,458)

Basic and diluted earnings per share:
     Net income (loss)                                  $       0.47     $      (0.62)

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

                                                                             Quarter Ended March 31
                                                                              2004               2003
OPERATING ACTIVITIES
Net cash provided                                                    $         17,152   $        26,493

INVESTING ACTIVITIES
Purchases of investment securities:
     Fixed maturities                                                        (214,806)         (188,009)
     Equity securities                                                         (1,304)             (839)
Sales of investment securities:
     Fixed maturities                                                          25,055            60,877
     Equity securities                                                            765             4,947
Maturities and principal paydowns of investment securities:
     Fixed maturities                                                         106,657           152,673
     Equity securities                                                            265             2,807
Purchases of other investments                                                (14,262)          (21,732)
Sales, maturities and principal paydowns of other investments                  32,068            24,694
Net sale (purchase) of short-term investments                                  21,021          (101,631)
Net additions to property and equipment                                          (428)             (237)
         Net cash used                                                        (44,969)          (66,450)

FINANCING ACTIVITIES
Proceeds from borrowings                                                          915                 -
Repayment of borrowings                                                        (3,689)           (1,040)
Deposits on policyholder contracts                                             69,236            73,880
Withdrawals from policyholder account balances                                (47,665)          (40,170)
Net transfers to separate accounts                                             (3,213)           (1,456)
Change in other deposits                                                        3,505             8,929
Cash dividends to stockholders                                                 (3,325)           (3,238)
Net disposition (acquisition) of treasury stock                                   114            (1,360)
         Net cash provided                                                     15,878            35,545

Increase (decrease) in cash                                                   (11,939)           (4,412)
Cash at beginning of year                                                      20,029            14,645

         Cash at end of period                                      $          8,090   $        10,233

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2003 Form 10-K and the 2003 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2004 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Insurance Company Acquisition
On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The purchase price of the acquisition was $59.4 million and added $393.1 million in assets on the acquisition date, including an identifiable intangible asset called the value of business acquired (VOBA) of $38.0 million. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life Insurance Company. For segment reporting purposes, GuideOne is included in the Kansas City Life - Individual segment.

Significant Accounting Policies
These significant accounting policies should be read in conjunction with statements and disclosures made in the Company’s 2003 Form 10-K as filed with the United States Securities and Exchange Commission.

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

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks, as discussed in the Company’s 2003 Form 10-K and the 2003 Annual Report to Stockholders. The Company performs a review of its securities’ fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the issuing company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

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

New Accounting Pronouncements
FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” was issued January 2003. This is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual terms or other financial interests in the entity. This interpretation was adopted July 1, 2003 and had no material impact. Subsequently in December 2003, the FASB issued a revision known as FIN 46R, which replaces FIN 46. The Company will be required to apply FIN 46R to variable interest entities created after December 31, 2003. This revised interpretation was adopted on January 1, 2004, with no material impact.

Statement of Position (SOP) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” was issued in July 2003 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP addresses: 1) separate account presentation; 2) accounting for an insurance company’s proportionate interest in separate accounts; 3) transfers of assets from the general account to a separate account; 4) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and 5) accounting for sales inducements. This SOP was adopted on January 1, 2004, with no material impact.

All other Standards and Interpretations of those Standards issued during 2004 did not relate to accounting policies and procedures pertinent to the Company at this time.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized investment gains or losses on securities available for sale and the change in the additional minimum pension liability. First quarter comprehensive income equaled $31.5 million and $16.1 million for 2004 and 2003, respectively. For the periods presented, comprehensive income varied from net income solely due to changes in unrealized investment gains and losses on securities, net of applicable deferred acquisition costs and taxes.

Income Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,925,257 and 11,977,317 for the first quarters of 2004 and 2003, respectively.

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. For the first quarter, the effective tax rate was an expense of 24.2% for 2004, versus a benefit of 47.7% for 2003. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments and a reversal of taxes accrued related to a recently closed tax year.

2. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company was divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne is included in the Kansas City Life – Individual Segment. The Kansas City Life - Group segment consists of sales of group life, disability, dental products and administrative services only. Group segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. The Old American segment sells final expense insurance products nationwide through its general agency system, using direct response marketing to supply agents with leads in their exclusive territories.

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

The following schedule provides, in thousands, the financial performance of each of the four reportable operating segments of the Company.

                                       Kansas City Life       Sunset        Old
                                    Individual      Group      Life       American      Total
                                    ----------      -----      ----       --------      -----
Insurance revenues:
           First quarter:
                           2004  $    31,646   $   11,024    $ 3,950     $ 17,062    $  63,682

                           2003       30,009       11,423      4,290       17,419       63,141

Net investment income:
           First quarter:
                           2004  $    40,405   $       80    $ 6,964     $  3,278    $  50,727

                           2003       36,098           80      7,602        3,756       47,536

Net income (loss):
           First quarter:
                           2004  $     3,949   $     (310)   $ 1,350     $    606    $   5,595

                           2003       (5,424)        (985)       (63)        (986)      (7,458)

3. CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages which are grossly disproportionate to actual damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would have no material effect on the Company’s business, results of operations and financial position.

4. GUARANTEES AND INDEMNIFICATIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Results of Operations

In the first quarter of 2004, the Company’s net income increased $13.1 million versus the prior year, to a total of $5.6 million. Net income per share increased to $0.47, compared with a net loss per share of $0.62 in last year’s first quarter. The largest factor in the increase was the improvement in realized investment gains and losses. The Company recorded realized investment gains of $0.8 million, a $22.6 million increase over last year’s realized investment losses. This improvement was the result of a general improvement in the overall market, but particularly in the airline sector. Partially offsetting this improvement was an increase in interest credited on policyholder account balances of $4.0 million, primarily the result of the GuideOne acquisition and a $0.8 million increase in policyholder benefits due to an increase in mortality.

Sales
The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown in the Consolidated Statements of Cash Flows. The first table below reconciles the premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second table below reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits. New deposits are also detailed by product.

New premiums decreased 5% versus last year, primarily due to a 58% decrease in the sale of immediate annuities. Sales of annuity products slowed during the second half of 2003, consistent with the results during the first quarter of 2004. Individual life insurance sales increased 39% over the prior year. Group life sales increased 48%, and group accident and health grew 68% as its third party marketing arrangements have generated strong sales in the long-term disability line. In addition, the group segment reintroduced a stop loss product in late 2003, which had the effect of improving revenues for the first quarter 2004. Renewal premiums grew 1% in the first quarter versus a year ago, largely due to the acquisition of GuideOne.

                                                       Quarter Ended March 31
                                             -------------------------------------------
                                                  2004     % chg       2003     % chg
                                             -------------------------------------------
New premiums:
    Individual life insurance               $    3,484        39    $  2,514      (20)
    Immediate annuities                          2,878       (58)      6,825      830
    Group life insurance                           417        48         281        6
    Group accident and health insurance          3,820        68       2,275      (15)
    Individual accident and health insurance       642         -          -         -
                                             -------------          -----------
       Total new premiums                       11,241        (5)     11,895       75
Renewal premiums                                35,810         1      35,398       (5)
                                             -------------          -----------
Total premiums                              $   47,051        (1)  $  47,293        7
                                             =============          ===========

New deposits decreased 26% during the first quarter, largely due to a 35% decrease in fixed annuity sales. New deposits on universal life products increased 1%. Variable annuity deposits increased 7%, but were offset by a 45% decrease in variable universal life deposits. Despite an improving economy, interest sensitive products continue to be favored by consumers as they seek safety combined with consistent returns. Renewal deposits grew 17%, primarily due to contracts received in the GuideOne acquisition.

                                                       Quarter Ended March 31
                                             -------------------------------------------
                                                2004     % chg        2003     % chg
                                             -------------------------------------------
New deposits:
    Universal life insurance               $     2,241      1     $   2,220       8
    Variable universal life insurance              631    (45)        1,152     (49)
    Fixed annuities                             19,537    (35)       30,063      81
    Variable annuities                           7,194      7         6,714       9
                                             -------------        -------------
       Total new deposits                       29,603    (26)       40,149      49
Renewal deposits                                39,633     17        33,731      (6)
                                             -------------        -------------
Total deposits                             $    69,236     (6)    $  73,880      17
                                             =============        =============

Insurance Revenues
Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues increased 1% or $0.5 million in the first quarter. Overall premiums decreased 1% in the first quarter due to the decrease in annuities. Contract charges earned in the first quarter increased 12%, largely due to the addition of GuideOne’s portfolio of universal life and annuity products. Reinsurance ceded has increased from $10.3 million in the first quarter of 2003 to $12.5 million in 2004. The Company has expanded its use of reinsurance over the past few years, particularly in group accident and health products. In addition, the GuideOne acquisition accounted for 31% of the growth in reinsurance premiums paid in the first quarter.

The volatility of the equity markets continues to influence consumers’ preferences favorably toward interest sensitive products and more traditional life and annuity insurance products. Consumers continue to desire a broad portfolio of products with safety and competitive return objectives, which the Company strives to provide. Variable insurance products allow policyholders to participate in both the equity and fixed income markets; interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Insurance revenues may be affected by the persistency of policyholders, which may be influenced by economic conditions as well as competitive forces and fluctuations in mortality experience. The Company’s persistency and mortality experience have been consistent with expectations over time.

Investment Revenues
Net investment income increased 7% in the first quarter to $50.7 million, an increase of $3.2 million over first quarter 2003. This increase was due to additional invested assets, largely from the acquisition of GuideOne and strong sales, partially offset by a decline in interest rates.

As discussed above, the Company recorded realized investment gains of $0.8 million, a $22.6 million increase over last years realized investment losses. The following table provides detail concerning realized investment gains and losses for the first quarters of 2004 and 2003.

                                                    Quarter Ended
                                                      March 31
                                             --------------------------
Realized Investment Gains and Losses              2004         2003
                                             ----------- --------------
Gross gains resulting from:
   Sales of investment securities            $   2,765    $   1,606
   Investment securities called                    308          371
   Sales of real estate                            286          166
                                             ----------- --------------
     Total gross gains                           3,359        2,143
                                             ----------- --------------
Gross losses resulting from:
   Sales of investment securities               (1,706)      (5,108)
   Write-downs of investment securities              -      (18,631)
   Investment securities called                   (915)        (174)
                                             ----------- --------------
     Total gross losses                         (2,621)     (23,913)
Amortization of deferred acquisition costs          65           (4)
                                             ----------- --------------
Realized investment gains (losses)           $     803    $ (21,774)
                                             =========== ==============

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by charging off the loss against income. For the first quarter of 2004 the Company’s analysis did not identify any other than temporary declines in value. In the first quarter of 2003, the Company recorded $18.6 million in other than temporary declines in value, which were primarily due to investments in the airline industry.

Policyholder Benefits and Interest Credited to Policyholder Account Balances
Policyholder benefits and interest credited to policyholder account balances increased 7% or $4.8 million in the first quarter 2004, versus the prior year. This increase was largely the result of interest credited on policyholder account balances of approximately $280 million, which were received in the GuideOne acquisition. In addition, an increase in mortality on life business, primarily in the Kansas City Life Individual Insurance business segment, was partially offset by lower policyholder benefits in the other business segments. Actual mortality experience will fluctuate within short periods of time but over longer periods has historically been within long-range assumptions used to determine product pricing and reserving for future policy benefits.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
The amortization of DAC was $7.8 million and $9.0 million the first quarters of 2004 and 2003, respectively. The amortization of VOBA was $1.9 million in first quarter of 2004 and $1.6 million in first quarter 2003. Additionally, VOBA was established on June 30, 2003 at $38.0 million due to the acquisition of GuideOne.

Operating Expenses
Insurance operating expenses increased 3% in the first quarter of 2004. The largest factor in this increase was the inclusion of operating expenses of GuideOne.

Income Taxes
The effective income tax rate was an expense of 24.2% for the first quarter of 2004 versus a benefit of 47.7% for the prior year period. The income tax rate in both years was affected by tax credits generated from the Company’s investments in affordable housing. Also, in 2003 the Company benefited from the reversal of taxes accrued related to a recently closed tax year.

Operating Results by Segment

The following schedules provide key supplemental financial information for each of the Company’s four reportable operating segments for the first quarters of 2004 and 2003 and are reconciled to the financial statements contained herein (in thousands):

                                                    Kansas City Life               Sunset            Old
                                               Individual         Group             Life          American          Total
                                               ----------         -----             ----          --------          -----
2004 (first quarter):
Premiums:
    New premiums                         $       5,349      $    4,237        $      111        $    1,544       $  11,241
    Renewal premiums                             8,347           9,152             1,401            16,910          35,810
                                           ----------------- ---------------- --------------- --------------- ---------------
Total premiums                                  13,696          13,389             1,512            18,454          47,051
Contract charges                                23,427               -             5,722                 -          29,149
Reinsurance ceded                               (5,477)         (2,365)           (3,284)           (1,392)        (12,518)
                                           ---------------  ---------------   -------------    ------------    ------------
    Total insurance revenues             $      31,646      $   11,024        $    3,950        $   17,062       $  63,682
                                           ----------------- ---------------- --------------- --------------- ---------------

Net investment income                           40,405              80             6,964             3,278          50,727
Realized investment gains (losses)                 768               -              (145)              180             803
Other revenues                                   1,429             687               398                20           2,534

Policyholder benefits and interest credited
    to policyholder account balances            49,179           7,354             6,226            12,120          74,879

Expenses and taxes                              21,120           4,747             3,591             7,814          37,272
                                           ----------------- ---------------- --------------- --------------- ---------------

Net income (loss)                        $       3,949       $    (310)       $    1,350        $      606      $    5,595
                                           ================= ================ =============== =============== ===============

Deposits:
    New deposits                                28,530               -             1,073                 -          29,603
    Renewal deposits                            31,483               -             8,150                 -          39,633
                                           ---------------  ---------------   -------------    ------------    ------------
Total deposits                           $      60,013       $       -        $    9,223        $        -      $   69,236
                                          ----------------- ---------------- --------------- --------------- ---------------

                                                    Kansas City Life               Sunset            Old
                                               Individual         Group             Life          American          Total
                                               ----------         -----             ----          --------          -----
2003 (first quarter):
Premiums:
    New premiums                         $       7,597       $    2,556       $      275        $    1,467      $   11,895
    Renewal premiums                             6,256           10,149            1,392            17,601          35,398
                                           ----------------- ---------------- --------------- --------------- ---------------
Total premiums                                  13,853           12,705            1,667            19,068          47,293
Contract charges                                20,355                -            5,760                 -          26,115
Reinsurance ceded                               (4,199)          (1,282)          (3,137)           (1,649)        (10,267)
                                           ---------------  ---------------   -------------    ------------    ------------
    Total insurance revenues             $      30,009       $   11,423       $    4,290        $   17,419      $   63,141
                                           ----------------- ---------------- --------------- --------------- ---------------

Net investment income                           36,098               80            7,602             3,756          47,536
Realized investment gains (losses)             (16,310)               -           (3,495)           (1,969)        (21,774)
Other revenues                                   1,613              789              131                11           2,544

Policyholder benefits and interest credited
    to policyholder account balances            42,100            8,366            6,065            13,563          70,094

Expenses and taxes                              14,734            4,911            2,526             6,640          28,811
                                           ----------------- ---------------- --------------- --------------- ---------------

Net loss                                  $     (5,424)      $     (985)      $      (63)       $     (986)     $   (7,458)
                                           ================= ================ =============== =============== ===============

Deposits:
    New deposits                                33,513                -            6,636                 -          40,149
    Renewal deposits                            26,881                -            6,850                 -          33,731
                                           ---------------  ---------------   -------------    ------------    ------------
Total deposits                            $     60,394       $        -       $   13,486        $        -      $   73,880
                                           --------------- ---------------- --------------- --------------- ---------------

Kansas City Life Insurance Company - Individual Insurance
Insurance revenues for this segment increased 6% in the first quarter. Excluding GuideOne, insurance revenues decreased 10% in the first quarter. New premiums decreased 30% in the first quarter compared with a year ago, primarily due to a 58% decrease in new sales of immediate annuity premiums. Partially due to the GuideOne acquisition, individual life premiums increased 105% and individual accident and health premiums also increased.

New deposits decreased 15%, reflecting the decrease in deferred annuities. Universal life deposits increased 34%. Variable annuity deposits increased 7%, but were offset by a 45% decrease in new variable universal life deposits.

Contract charges increased 15% in first quarter 2004, largely due to the addition of the GuideOne portfolio of universal life and annuity products.

Net investment income for this segment grew 12% for the first quarter 2004. This increase reflects the growth in investable assets from the prior year due to the GuideOne acquisition and sales growth. Realized investment gains totaled $0.8 million in the first quarter, a $17.1 million improvement over the realized investment loss in 2003.

Policyholder benefits and interest credited to policyholder account balances increased 17% in the first quarter 2004, largely due to interest credited on business received in the GuideOne acquisition and increased mortality. Other benefits, which are included in policyholder benefits, increased 71%, reflecting increased benefits for annuities and supplemental contracts, but were largely offset by related reserve decreases. The change in other benefits is largely due to the acquisition of GuideOne. Surrender benefits, which are part of policyholder benefits, increased 21% in the first quarter, but was also offset by a reserve decrease. These benefits generally tend to follow interest rate fluctuations. The interest rate environment has generally increased over a year ago and as such, this benefit has increased.

Net income for this segment increased from a $5.4 million loss in the first quarter of 2003 to $3.9 million of income in the first quarter of 2004. This improvement was largely due to the change in realized investment gains and losses, as discussed above.

Kansas City Life Insurance Company - Group Insurance
Insurance revenues for the Group insurance segment decreased 4% in the first quarter. This was attributable to lower premiums in the dental line, which experienced the loss of a third party marketing arrangement at December 31, 2003. However, new group life premiums increased 48%, reflecting strong sales from the independent group agents. In addition, the Company’s third party marketing arrangements have resulted in strong sales of accident and health insurance products. Premiums from the long-term disability line increased $1.0 million over last year. The stop loss line was reintroduced in late 2003 and generated $0.6 million in premiums in the first quarter 2004.

Policyholder benefits decreased 12% in the first quarter of 2004, due to an increase in reinsurance ceded benefits in group life insurance. Overall, the claims ratio (total benefits divided by total insurance revenues) for this segment improved versus last year, moving from 73% in 2003 to 67% in 2004.

The net loss in operating results narrowed from $1.0 million for the first quarter 2003 to $0.3 million for the first quarter of 2004.

Sunset Life Insurance Company of America
Insurance revenues for this segment decreased 8% in the first quarter. Total life and annuity premiums decreased 9% in the first quarter, largely due to reduced immediate annuity sales.

Policyholder benefits increased 3% in first quarter 2004. This increase is primarily the result of an increase in death benefit payments, net of reinsurance.

Net income for this segment was $1.4 million in the first quarter, compared to a $0.1 million loss last year. The primary reason for this change was reduced realized investment losses, which moved from a loss of $3.5 million in 2003 to a loss of $0.1 million in 2004.

Old American Insurance Company
Insurance revenues decreased 2% in the first quarter. New life premiums in this segment grew 5% over last year, continuing the pace from last year. Policyholder benefits decreased 11% versus a year ago in part due to the decrease in claims liabilities.

Net income for this segment was $0.6 million in the first quarter, versus a loss of $1.0 million a year ago. This change was due to the change in realized investment gains and losses, which moved from a loss of $2.0 million in 2003 to a gain of $0.2 million in 2004.

Liquidity and Capital Resources

Liquidity
Statements made in the Company’s Form 10-K and the 2003 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

The Company and each insurance subsidiary meets liquidity requirements primarily through positive cash flows from its operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payments of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes.

Cash provided from operations totaled $17.2 million at March 31, 2004, down from $26.5 million a year ago. This decrease is primarily due to an increase in policyholder benefit payments, including the addition of GuideOne, and increases in reinsurance ceded paid on premium receipts, operating expenses and reinsurance receivables. Net cash used in investing activities was $45.0 million in the first quarter 2004 versus $66.5 million in 2003. The decrease is largely due to a decrease in sales and calls of fixed maturity securities.

Net cash provided from financing activities was $15.9 million in 2004, versus $35.5 million in 2003. This decrease is primarily the result of three factors, including a decrease in deposits on policyholder contracts, an increase in policyholder withdrawals, and a decrease in deposits from other sources. Net borrowings totaled $130.9 million at March 31, 2004, down $2.8 million from year-end 2003.

Asset and liability maturities and yields are closely managed and exposure to changing interest rates is minimized so that funds will be available as needed to meet future policyholder obligations. Cash flow testing is performed to ensure sufficient interest spreads are earned.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and short-term borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At year-end, outstanding balances under this agreement totaled $109.3 million in maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid, marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June 2005. Outstanding borrowings of $18.6 million are related to the conversion of certain real estate joint ventures to tenant in common real estate ownership in the fourth quarter of 2003. The Company has two construction loans related to investment properties totaling $1.0 million.

The Company has unsecured revolving lines of credit of $60 million with two major commercial banks with no balances outstanding.

Capital resources
The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

                                         March 31        December 31
                                       --------------   ---------------
                                           2004              2003
                                       --------------   ---------------
Total assets less separate accounts  $     4,327,426  $      4,247,221
Total stockholders' equity                   672,725           644,438
Ratio of stockholders' equity
   to assets less separate accounts              16%               15%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, increased $49.6 million in the first quarter. This compares to an $82.8 million increase for the entire year in 2003 and a $37.6 million increase in the first quarter 2003. These changes reflect lower interest rates and improving credit markets.

Stockholders’ equity increased $28.3 million from year-end. Accumulated other comprehensive income increased $25.9 million from year-end, reflecting the increase in unrealized investment gains on securities. Consolidated book value per share equaled $56.40 at March 31, 2004, a 4% increase from year-end 2003.

During the first quarter of 2004, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2004.

On April 26, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from last year, that will be paid May 24, 2004 to stockholders of record as of May 10, 2004.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Statements made in the Company’s Form 10-K and the 2003 Annual Report to Stockholders regarding the market and interest rate risk analysis remain pertinent.

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

The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely payment of principal or interest might not occur.

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

As market interest rates fluctuate, so will the value of the Company’s investment portfolio and its stockholders’ equity. At March 31, 2004, the Company had an unrealized investment gain of $72.8 million, net of related taxes, policyholder account balances and deferred policy acquisition costs, compared to $46.9 million at year-end 2003. This increase is primarily the result of changes in the term structure of interest rates, volatility in credit spreads within the corporate bond market, and the realization of losses on certain securities. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer of Kansas City Life Insurance Company have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the Company's reports under the Securities Exchange Act of 1934.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls made during the quarter covered by this report, that have, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings

The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would have no material effect on the Company’s business, results of operations or financial position.

Item 4. Results of Votes of Security Holders

On April 22, 2004, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,926,985 shares outstanding and eligible to vote, and 10,309,650 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three year term:

                 William R. Blessing                  10,366,757
                 Cecil R. Miller                      10,361,312
                 Bruce W. Gordon                       9,806,221
                 Bradford T. Nordholm                 10,372,700
                 Richard L. Finn                      10,373,905

The following Directors continued their term of office after the meeting:

                 J. R. Bixby                          Walter E. Bixby
                 R. Philip Bixby                      Daryl D. Jensen
                 Warren J. Hunzicker                  Nancy Bixby Hudson
                 Tracy W. Knapp                       William A. Schalekamp
                 E. Larry Winn, Jr.                   Webb R. Gilmore

Item 5. Other Information.

3520 Broadway, Kansas City, MO 64111                     Contact: Tracy W. Knapp, Chief Financial Officer,
                                                                        (816) 753-7299, Extension 8216
For Immediate Release: May 10, 2004

Kansas City Life Announces First Quarter 2004 Results

             Kansas City Life Insurance Company recorded net income of $5.6 million or $0.47 per share in the first quarter of 2004, reversing the Company's net loss of $7.5 million or $0.62 per share for the first quarter of the prior year. The largest factor in the improved results was an increase in investment revenues, primarily from a change in net realized investment gains and losses. This change more than offset increased benefits paid to policyholders. In addition, the Company's first quarter results continue to reflect the addition of GuideOne Life Insurance Company, which was acquired on June 30, 2003.

             Total investment revenues were $51.5 million in the first quarter 2004, an increase of $25.8 million from the prior year due to net realized losses on investments in the first quarter of 2003. The Company recorded net realized investment gains of $0.8 million in the current period versus net realized investment losses of $21.8 million for the same period last year. The realized losses in the first quarter of 2003 were primarily due to the highly distressed airline industry. As the economy and credit markets improved during 2003 and into early 2004, so too has the credit quality and value of the Company's investment securities.

             Growth in net investment income also contributed to the Company's increased investment revenue. In spite of the continuing low interest rate environment, which affects the Company's fixed income investment portfolio, net investment income grew $3.2 million or 6.7% from the prior year. The growth was fueled by the addition of GuideOne and increased investments resulting from new product sales during the past year.

             Partially offsetting the Company's improved investment results was the increase in interest credited to policyholder account balances. The addition of GuideOne and increased policyholder balances resulting from new product sales during the past year resulted in a $4.0 million or 19.6% increase in interest credited. The Company also experienced an increase in other policyholder benefits paid, due to a rise in mortality in the Kansas City Life Individual Insurance business segment. Mortality experience will fluctuate within short periods of time but over longer periods has historically been within long-range assumptions. This increase in mortality was largely offset by lower policyholder benefits in other business segments and reduced amortization expense.

(Continued on next page)

Kansas City Life Announces First
Quarter 2004 Results
May 10, 2004; Page Two

             The acquisition of GuideOne in 2003 will continue to affect the comparison of financial results for the Company through the second quarter of 2004. In addition to the areas noted above, GuideOne is also contributing significantly to insurance revenues and new product sales. Primarily attributable to GuideOne, contract charges increased $3.0 million or 11.6% in the first quarter 2004 versus the prior year. Further, GuideOne contributed 8% and 9% of the Company's new life and annuity sales, respectively, during the first quarter.

             On April 26, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, payable on May 24, 2004 to stockholders of record on May 10, 2004.

             Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $446 million in 2003, and assets and life insurance in force were $4.6 billion and $32.6 billion, respectively, as of December 31, 2003. The Company operates in 48 states and the District of Columbia. For more information, please visit www.kclife.com.

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT
(in thousands, except per share data)

                                                                     Quarter ended
                                                                        March 31
                                                               2004                  2003
                                                          ---------------        --------------

Revenues                                                 $       117,746                91,447
                                                          ===============        ==============

Net income (loss)                                        $         5,595               (7,458)
                                                          ===============        ==============

Net income(loss) per share,
   basic and diluted                                     $          0.47                (0.62)
                                                          ===============        ==============

Dividends paid                                           $          0.27                  0.27
                                                          ===============        ==============

A quarterly dividend of $.27 per share will be paid May 24 to shareholders of record as of May 10.

Average number of shares outstanding                          11,925,257             11,977,317

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                 (31)a      Rule 13a-15(e)/15d-15(e) Certifications.

                 (31)b      Rule 13a-15(e)/15d-15(e) Certifications.

                 (32)       Item 32 - Section 906 Certification.

         (b)  Reports on Form 8-K:

                 1.    On February 13, 2004,  the Company filed a Form 8-K Item 12 the press  release  reporting financial condition as of December 31, 2003.

                 2.    On March 12,  2004,  the  Company  filed a Form 8-K Item 12 the  stockholder  information reflecting the financial condition as of December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer
and Vice Chairman of the Board

/s/Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date: May 7, 2004