Form 10-Q
period 2004-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2004-08-06
CIK 54473

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended June 30, 2004

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

         Class                                  Outstanding April 29, 2004
Common Stock, $1.25 par value                        11,927,064 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1.    Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                               June 30           December 31
                                                                 2004               2003
ASSETS                                                       (Unaudited)
Investments:
     Fixed maturities available for sale, at fair value   $     2,902,074    $      2,814,485
     Equity securities available for sale, at fair value           62,229              63,808
     Mortgage loans                                               426,401             456,656
     Real estate                                                  110,050             112,691
     Policy loans                                                 110,805             114,420
     Short-term investments                                        37,209              71,823
     Other investments                                                821                 903
             Total investments                                  3,649,589           3,634,786

Cash                                                                1,698              20,029
Accrued investment income                                          40,794              39,132
Deferred acquisition costs                                        239,852             241,057
Value of business acquired                                        102,441             106,334
Reinsurance recoverable                                           150,796             151,577
Other assets                                                       52,550              54,306
Separate account assets                                           321,250             304,691
             Total assets                                 $     4,558,970    $      4,551,912

LIABILITIES
Future policy benefits                                    $       870,124    $        872,114
Policyholder account balances                                   2,258,740           2,239,223
Policy and contract claims                                         31,899              33,012
Other policyholder funds                                           98,980             101,084
Notes payable                                                     129,217             133,670
Income taxes                                                       22,202              36,918
Other liabilities                                                 206,027             186,762
Separate account liabilities                                      321,250             304,691
             Total liabilities                                  3,938,439           3,907,474

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
     Authorized 36,000,000 shares,
             issued 18,496,680 shares                              23,121              23,121
Additional paid in capital                                         23,708              23,310
Retained earnings                                                 695,372             688,800
Accumulated other comprehensive income (loss)                      (7,200)             23,418
Less treasury stock, at cost (2004 - 6,569,467 shares;
     2003 - 6,572,087 shares)                                    (114,470)           (114,211)
             Total stockholders' equity                           620,531             644,438

             Total liabilities and stockholders' equity   $     4,558,970    $      4,551,912

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

                                                            Quarter ended June 30        Six Months ended June 30
                                                             2004           2003            2004           2003
REVENUES
Insurance revenues:
     Premiums                                           $     47,319   $     54,337    $    94,370    $    101,630
     Contract charges                                         29,381         25,251         58,530          51,366
     Reinsurance ceded                                       (14,342)       (11,143)       (26,860)        (21,410)
             Total insurance revenues                         62,358         68,445        126,040         131,586
Investment revenues:
     Net investment income                                    48,391         45,823         99,118          93,359
     Realized investment gains (losses)                          724         (9,229)         1,527         (31,003)
Other revenues                                                 1,734          2,362          4,268           4,906
             Total revenues                                  113,207        107,401        230,953         198,848

BENEFITS AND EXPENSES
Policyholder benefits                                         45,656         51,992         96,226         101,755
Interest credited to policyholder account balances            23,038         21,807         47,347          42,138
Amortization of deferred acquisition costs
     and value of business acquired                           10,446          7,875         20,192          18,514
Operating expenses                                            23,872         24,502         49,611          49,472
             Total benefits and expenses                     103,012        106,176        213,376         211,879

Income (loss) before income tax expense (benefit)             10,195          1,225         17,577         (13,031)

Income tax expense (benefit)                                   2,673           (310)         4,460          (7,108)

NET INCOME (LOSS)                                       $      7,522   $      1,535    $    13,117    $     (5,923)

Basic and diluted earnings per share:
     Net income (loss)                                  $       0.63   $       0.13    $      1.10    $      (0.50)

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

                                                                           Six Months ended June 30
                                                                            2004               2003
OPERATING ACTIVITIES
Net cash provided                                                    $         38,744   $        53,905

INVESTING ACTIVITIES
Purchases of investment securities:
     Fixed maturities                                                        (475,685)         (497,408)
     Equity securities                                                         (2,077)           (1,447)
Sales of investment securities:
     Fixed maturities                                                          80,424           109,541
     Equity securities                                                          2,211             8,652
Maturities and principal paydowns of investment securities:
     Fixed maturities                                                         247,509           345,309
     Equity securities                                                            265             3,289
Purchases of other investments                                                (32,327)          (51,641)
Sales, maturities and principal paydowns of other investments                  69,478            56,085
Net sales (purchases) of short-term investments                                34,614           (17,958)
Net additions to property and equipment                                          (712)             (381)
Insurance business acquired                                                         -           (61,150)
         Net cash used                                                        (76,300)         (107,109)

FINANCING ACTIVITIES
Proceeds from borrowings                                                        1,306             3,118
Repayment of borrowings                                                        (5,759)             (514)
Deposits on policyholder contracts                                            139,090           151,720
Withdrawals from policyholder account balances                               (103,294)          (83,303)
Net transfers to separate accounts                                             (7,805)           (1,787)
Change in other deposits                                                        2,093             3,920
Cash dividends to stockholders                                                 (6,545)           (6,462)
Net disposition (acquisition) of treasury stock                                   139            (2,527)
         Net cash provided                                                     19,225            64,165

Increase (decrease) in cash                                                   (18,331)           10,961
Cash at beginning of year                                                      20,029            14,645

         Cash at end of period                                       $          1,698   $        25,606

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2003 Form 10-K and the 2003 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2004 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts. The account balances for universal life contracts are equal to cumulative premiums, less contract charges, plus interest credited. The account balances for fixed deferred annuities and investment contracts are equal to the cumulative deposits less any applicable contract charges plus interest credited. The profitability of these products is also dependent on principal assumptions similar to traditional insurance products, and differences between actual experience and pricing assumptions may result in variability of net income.

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

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks, as discussed in the Company’s 2003 Form 10-K and the 2003 Annual Report to Stockholders. The Company performs a review of its securities' fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the issuing company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned over the contract period. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the services are provided.

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

New Accounting Pronouncements
FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities," was issued in January 2003. This is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual terms or other financial interests in the entity. This interpretation was adopted July 1, 2003 and had no material impact. Subsequently, in December 2003, the FASB issued a revision known as FIN 46R, which replaces FIN 46. The Company will be required to apply FIN 46R to variable interest entities created after December 31, 2003. This revised interpretation was adopted on January 1, 2004, with no material impact.

Statement of Position (SOP) 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," was issued in July 2003 by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP addresses: 1) separate account presentation; 2) accounting for an insurance company’s proportionate interest in separate accounts; 3) transfers of assets from the general account to a separate account; 4) valuation of certain insurance liabilities and policy features such as guaranteed minimum death benefits and annuitization benefits; and 5) accounting for sales inducements. This SOP was adopted on January 1, 2004, with no material impact.

All other Standards and Interpretations of those Standards issued during 2004 did not relate to accounting policies and procedures pertinent to the Company at this time.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized investment gains or losses on securities available for sale and the change in the additional minimum pension liability. For the second quarter, comprehensive loss was $49.0 million in 2004, and comprehensive income was $44.5 million in 2003. Excluding the second quarter 2004 net income of $7.5 million, other comprehensive loss was $56.5 million. This other comprehensive loss amount consisted of unrealized investment losses on securities, which was net of reclassification adjustments of investment losses realized in net income, and net of applicable deferred acquisition costs and income taxes.

For the six months, comprehensive loss was $17.5 million in 2004, and comprehensive income was $60.6 million for 2003. Excluding the six months ended 2004 net income of $13.1 million, other comprehensive loss was $30.6 million. This other comprehensive loss amount consisted of unrealized investment losses on securities, which was net of reclassification adjustments of investment losses realized in net income, and net of applicable deferred acquisition costs and income taxes.

Income Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,926,817 and 11,959,345 for the six months of 2004 and 2003, respectively.

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. For the second quarter, the effective tax rate was an expense of 26.2% for 2004, versus a benefit of 25.3% for 2003. For the six months, the effective tax rate was an expense of 25.4% for 2004, versus a benefit of 54.5% for 2003. Actual tax rates differ from the enacted rates primarily due to tax credits received from affordable housing investments and, in 2003, a reversal of taxes accrued related to a recently closed tax year.

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

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company's revenue.

The following schedule provides, in thousands, the financial performance of each of the four reportable operating segments of the Company.

                                             Kansas City Life            Sunset          Old
                                         Individual        Group          Life        American         Total
Insurance revenues:
             Second quarter:    2004   $      31,533   $    10,597   $     3,279   $      16,949   $     62,358
                                2003          36,082        11,664         3,417          17,282         68,445
             Six months:        2004   $      63,179   $    21,620   $     7,229   $      34,012   $    126,040
                                2003          66,090        23,087         7,708          34,701        131,586

Net investment income:
             Second quarter:    2004   $      37,834   $        69   $     7,221   $       3,267   $     48,391
                                2003          34,853            74         7,491           3,405         45,823
             Six months:        2004   $      78,239   $       149   $    14,185   $       6,545   $     99,118
                                2003          70,951           154        15,093           7,161         93,359

Net income (loss):
             Second quarter:    2004   $       4,370   $    (1,041)  $     2,562   $       1,631   $      7,522
                                2003             332          (666)        1,187             682          1,535
             Six months:        2004   $       8,319   $    (1,351)  $     3,912   $       2,237   $     13,117
                                2003          (5,092)       (1,651)        1,124            (304)        (5,923)

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

5. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At June 30, 2004, the Company had open purchase commitments of $10.1 million and open sales commitments of $4.3 million. Subsequent to June 30, 2004, the Company entered into purchase commitments of $2.8 million and sales commitments of $9.6 million. Typically, these purchase and sales commitments are for securities, mortgage loans, real estate, affordable housing and other investments. The ultimate financial impact of these commitments is not presently determinable.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Forward-Looking Information

This report reviews the Company’s financial condition and results of operations, and historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” that fall within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements rather than historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases or expressions with similar meaning.

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
  Increasing competition, which may affect the Company's ability to sell its products;
  Customer and agent response to new products, distribution channels and marketing initiatives;
  Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company's products;
  Changes in assumptions related to deferred acquisition costs and the value of business acquired;
  Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company's products or services;
  Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Consolidated Results of Operations

In the second quarter of 2004, the Company’s net income increased $6.0 million versus the prior year, to a total of $7.5 million. Net income per share increased to $0.63 per share versus $0.13 per share in last year's second quarter. For the first six months of 2004, net income increased $19.0 million to equal $13.1 million and net income per share increased to $1.10 per share compared to a loss of $0.50 per share in the prior year. The largest factor in the increase was the improvement in realized investment gains and losses. In the second quarter, the Company recorded realized investment gains of $0.7 million, a $10.0 million increase over last year’s second quarter loss. For the six months, net realized investment gains totaled $1.5 million, versus a net realized investment loss of $31.0 million in the prior year. This improvement was the result of a general improvement in the overall economy and credit markets. Additionally, contributing to this improvement year-to-year was an improvement in investment income due to increased invested assets, which resulted from the acquisition of GuideOne and the sizable sales of annuity products in the prior year. Partially offsetting this improvement was a decrease in premiums due to reduced sales of immediate annuities and an increase in income tax expense.

Sales
The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown in the Consolidated Statements of Cash Flows. The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables provided reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits. New deposits are also detailed by product.

For the second quarter, new premiums declined 46% due to a 75% decrease in immediate annuity sales. New premiums for the six months decreased 33% versus last year, primarily due to a 69% decrease in the sale of immediate annuities. These sales have been slowing since the second half of 2003, due in part to an emphasis on life insurance sales and changes in the marketplace.

Individual life insurance premiums increased 26% for the second quarter and 16% for the six months versus 2003. For the second quarter, group life sales increased 61% and group accident and health sales grew 28%. For the six months, group life sales increased 54%, and group accident and health sales grew 47%. Third party marketing arrangements continue to generate strong sales in both the long-term disability and stop loss lines. Renewal premiums grew 5% for the second quarter and 4% in the six months, largely due to the acquisition of GuideOne.

                                                               Quarter ended June 30
                                                     2004      % chg       2003      % chg
New premiums:
     Individual life insurance                   $     3,538       26  $     2,809       (4)
     Immediate annuities                               3,429      (75)      13,611      163
     Group life insurance                                394       61          244      (24)
     Group accident and health insurance               3,351       28        2,613      (11)
     Individual accident and health insurance           (334)       -            -        -
         Total new premiums                           10,378      (46)      19,277       70
Renewal premiums                                      36,941        5       35,060       (7)
Total premiums                                   $    47,319      (13) $    54,337       11

                                                           Six Months ended June 30
                                                     2004      % chg       2003      % chg
New premiums:
     Individual life insurance                   $     6,196       16  $     5,323      (12)
     Immediate annuities                               6,307      (69)      20,436      245
     Group life insurance                                811       54          525      (11)
     Group accident and health insurance               7,171       47        4,888      (13)
     Individual accident and health insurance            308        -            -        -
         Total new premiums                           20,793      (33)      31,172       72
Renewal premiums                                      73,577        4       70,458       (6)
Total premiums                                   $    94,370       (7) $   101,630        9

Total new deposits declined 27% for both the second quarter and six months largely due to a 45% decrease in fixed deferred annuity sales for the second quarter and a 40% decrease in fixed deferred annuity sales for the six months. As mentioned earlier, sales declined for immediate and fixed deferred annuities in the second half of 2003, and that trend has continued during the first half of 2004. New deposits on universal life products increased 60% in the second quarter and 29% for the six months. For the second quarter, new variable annuities increased 17% and new variable universal life sales increased 117%. Variable annuity deposits and variable universal life deposits each increased 12% for the six months, reflecting renewed interest in variable products due to improvement in the overall market. Renewal deposits increased 13% for the second quarter and 14% for the six months, primarily due to contracts received in the GuideOne acquisition.

                                                              Quarter ended June 30
                                                     2004      % chg       2003      % chg
New deposits:
     Universal life insurance                    $     3,306       60  $     2,069       15
     Variable universal life insurance                 1,350      117          621      (77)
     Fixed deferred annuities                         18,223      (45)      33,098      100
     Variable annuities                                9,008       17        7,696       18
         Total new deposits                           31,887      (27)      43,484       58
Renewal deposits                                      38,861       13       34,356        3
Total deposits                                   $    70,748       (9) $    77,840       28

                                                           Six Months ended June 30
                                                     2004      % chg       2003      % chg
New deposits:
     Universal life insurance                    $     5,547       29  $     4,289       11
     Variable universal life insurance                 1,981       12        1,773      (64)
     Fixed deferred annuities                         37,605      (40)      63,161       91
     Variable annuities                               16,202       12       14,410       14
         Total new deposits                           61,335      (27)      83,633       53
Renewal deposits                                      77,755       14       68,087       (2)
Total deposits                                   $   139,090       (8) $   151,720       23

Insurance Revenues
Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased 9% in the second quarter and 4% in the first half. Overall premiums decreased 13% in the second quarter and 7% for the six months, primarily due to the decrease in immediate annuities. Contract charges increased 16% for the second quarter and 14% for the six months, largely due to the addition of GuideOne’s portfolio of universal life and annuity products. Reinsurance ceded increased 29% in the second quarter and 26% in the six months. The Company has expanded its use of reinsurance over the past few years to help mitigate potential adverse exposure in virtually all individual and group life and accident and health lines of business. In addition, the GuideOne acquisition accounted for 22% of the growth in reinsurance premiums paid in the first half.

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

Investment Revenues
Net investment income increased 6% in both the second quarter and first half. While the Company’s overall yield declined due to lower available market yields, the Company’s investable assets were significantly greater than a year ago due to both the acquisition of GuideOne and the sizable sales of annuity products in the prior year.

As discussed above, the Company recorded realized investment gains for the second quarter of $0.7 million. This was a $10.0 million increase over realized investment losses of $9.2 million in the prior year. The Company recorded realized investment gains for the first half of $1.5 million, a $32.5 million improvement over a loss of $31.0 million one year earlier. The Company continues to improve its portfolio quality while seeking to maximize its overall returns. The overall improvement in the economy and credit markets have been the primary reason for the decline in realized losses. The following table provides detail concerning realized investment gains and losses for the second quarter and six month periods of 2004 and 2003.

                                                         Quarter ended                Six Months ended
                                                             June 30                      June 30
Realized Investment Gains and Losses                  2004           2003          2004           2003
Gross gains resulting from:
   Sales of investment securities               $     1,894   $      3,104   $     4,659    $     4,710
   Investment securities called                          41            572           349            943
   Sales of real estate                               1,304            963         1,590          1,129
     Total gross gains                                3,239          4,639         6,598          6,782
Gross losses resulting from:
   Sales of investment securities                    (2,075)        (5,607)       (3,781)       (10,487)
   Write-downs of investment securities                (555)        (8,066)         (555)       (26,925)
   Investment securities called                         (94)          (276)       (1,009)          (450)
     Total gross losses                              (2,724)       (13,949)       (5,345)       (37,862)
Amortization of deferred acquisition costs              209             81           274             77
Realized investment gains (losses)              $       724   $     (9,229)  $     1,527    $   (31,003)

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes that these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by charging off the loss against income. The Company's analysis identified $0.6 million in other than temporary declines in value in the second quarter and first half. In the first half of 2003, the Company recorded $26.9 million in other than temporary declines in value, which were largely due to investments in the airline industry.

While the credit markets have generally improved over the reporting period, the recent rise in interest rates resulted in a general decline in market values for fixed maturity type securities at June 30, 2004. Accordingly, investments of $1.5 billion in fair value had unrealized losses of $49.2 million. At year-end 2003, investments of $1.0 billion had unrealized losses of $28.9 million.

Policyholder Benefits and Interest Credited to Policyholder Account Balances
Policyholder benefits decreased 12% or $6.3 million in the second quarter and 5% or $5.5 million in the first half. Policyholder benefits decreased in the first half primarily due to lower immediate annuity sales, which resulted in lower required reserves. This decline was partially offset by an increase in incurred individual death benefit payments, primarily due to the GuideOne acquisition and other benefits. Other benefits include individual accident and health payments from the GuideOne acquisition, along with group and accident and health payments. For the first half, mortality experience on the non-GuideOne business was better than expected and mortality on the GuideOne acquisition was consistent with expectations.

Interest credited to policyholder account balances increased 6% in the second quarter and 12% in the first half. This increase was largely the result of interest credited on policyholder account balances received in the GuideOne acquisition.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
For the second quarter, the amortization of DAC was $8.8 million and $6.2 million for 2004 and 2003, respectively. The amortization of DAC for the first half totaled $16.6 million in 2004 versus $15.2 million in 2003. This increase is largely due to the unlocking of DAC assumptions in 2003, which reduced the amortization of DAC by $1.8 million. The Company evaluates the assumptions used in the amortization of deferred acquisition costs on a regular basis. As warranted by a combination of historical results and expected future trends, the Company unlocks these assumptions and accordingly increases or decreases the deferred acquisition costs. For the first six months of 2004, the unlocking of DAC assumptions was not material to the financial statements.

The amortization of VOBA was $1.7 million in the second quarter of 2004 and $1.6 million for the same period in 2003. VOBA amortization was $3.6 million for the first six months of 2004 compared to $3.3 million in 2003. Further, additional VOBA was established on June 30, 2003 at $38.0 million due to the acquisition of GuideOne.

Operating Expenses
Insurance operating expenses decreased 3% in the second quarter of 2004 but were level for the first half. The Company strives to contain its operating expenses in the face of rising costs on a variety of fronts. Increases in government regulations such as Sarbanes-Oxley, employee benefits, the need to continually maintain and improve its computer environment and processing systems, as well as the general rise in inflation are all forces that the Company must manage. This level of expense control was achieved even with the inclusion of operating expenses related to the GuideOne acquisition.

Income Taxes
The effective income tax rate was an expense of 26.2% for the second quarter of 2004 versus a benefit of 25.3% for the prior year period. The effective income tax rates for the first half were an expense of 25.4% and a benefit of 54.5% in 2004 and 2003, respectively. The income tax rate in both years was affected by tax credits generated from the Company’s investments in affordable housing. Also, in 2003 the Company benefited from the reversal of taxes accrued related to a recently closed tax year.

Operating Results by Segment

The following schedules provide key supplemental financial information for each of the Company's four reportable operating segments for the first quarters of 2004 and 2003 and are reconciled to the financial statements contained herein (in thousands):

                                                    Kansas City Life               Sunset           Old
                                               Individual          Group            Life          American         Total
2004 (second quarter):
Premiums:
     New premiums                            $      4,555      $      3,745    $        102   $       1,976   $      10,378
     Renewal premiums                               9,445             9,619           1,296          16,581          36,941
Total premiums                                     14,000            13,364           1,398          18,557          47,319
Contract charges                                   23,641                 -           5,740               -          29,381
Reinsurance ceded                                  (6,109)           (2,767)         (3,859)         (1,607)        (14,342)
     Total insurance revenues                $     31,532      $     10,597    $      3,279   $      16,950   $      62,358
Net investment income                              37,833                69           7,222           3,267          48,391
Realized investment gains (losses)                    565                 -             557            (398)            724
Other revenues                                      1,081               585              26              42           1,734
Policyholder benefits and interest credited
     to policyholder account balances              44,830             7,839           4,894          11,131          68,694
Expenses and taxes                                 21,812             4,452           3,628           7,099          36,991
Net income (loss)                            $      4,369      $     (1,040)   $      2,562   $       1,631   $       7,522

Deposits:
     New deposits                            $     30,546      $          -    $      1,341   $           -   $      31,887
     Renewal deposits                              30,767                 -           8,094               -          38,861
Total deposits                               $     61,313      $          -    $      9,435   $           -   $      70,748

                                                    Kansas City Life               Sunset           Old
                                               Individual          Group            Life          American         Total
2003 (second quarter):
Premiums:
     New premiums                            $     14,340      $      2,857    $        190   $       1,890   $      19,277
     Renewal premiums                               6,411            10,065           1,361          17,223          35,060
Total premiums                                     20,751            12,922           1,551          19,113          54,337
Contract charges                                   19,587                 -           5,664               -          25,251
Reinsurance ceded                                  (4,257)           (1,259)         (3,797)         (1,830)        (11,143)
     Total insurance revenues                $     36,081      $     11,663    $      3,418   $      17,283   $      68,445
Net investment income                              34,853                74           7,491           3,405          45,823
Realized investment gains (losses)                 (6,537)                -          (1,395)         (1,297)         (9,229)
Other revenues                                      1,495               724              80              63           2,362
Policyholder benefits and interest credited
     to policyholder account balances              47,968             8,226           5,610          11,995          73,799
Expenses and taxes                                 17,592             4,901           2,797           6,777          32,067
Net income (loss)                            $        332      $       (666)   $      1,187   $         682   $       1,535

Deposits:
     New deposits                            $     40,519      $          -    $      2,965   $           -   $      43,484
     Renewal deposits                              26,412                 -           7,944               -          34,356
Total deposits                               $     66,931      $          -    $     10,909   $           -   $      77,840

                                                    Kansas City Life               Sunset           Old
                                               Individual          Group            Life          American         Total
2004 (six months):
Premiums:
     New premiums                            $      9,078      $      7,982    $        213   $       3,520   $      20,793
     Renewal premiums                              18,618            18,771           2,697          33,491          73,577
Total premiums                                     27,696            26,753           2,910          37,011          94,370
Contract charges                                   47,068                 -          11,462               -          58,530
Reinsurance ceded                                 (11,586)           (5,132)         (7,143)         (2,999)        (26,860)
     Total insurance revenues                $     63,178      $     21,621    $      7,229   $      34,012   $     126,040
Net investment income                              78,238               149          14,186           6,545          99,118
Realized investment gains (losses)                  1,333                 -             412            (218)          1,527
Other revenues                                      2,510             1,272             424              62           4,268
Policyholder benefits and interest credited
     to policyholder account balances              94,009            15,193          11,120          23,251         143,573
Expenses and taxes                                 42,932             9,199           7,219          14,913          74,263
Net income (loss)                            $      8,318      $     (1,350)   $      3,912   $       2,237   $      13,117

Deposits:
     New deposits                            $     58,921      $          -    $      2,414   $           -   $      61,335
     Renewal deposits                              61,511                 -          16,244               -          77,755
Total deposits                               $    120,432      $          -    $     18,658   $           -   $     139,090

                                                    Kansas City Life               Sunset           Old
                                               Individual          Group            Life          American         Total
2003 (six months):
Premiums:
     New premiums                            $     21,937      $      5,413    $        465   $       3,357   $      31,172
     Renewal premiums                              12,667            20,214           2,753          34,824          70,458
Total premiums                                     34,604            25,627           3,218          38,181         101,630
Contract charges                                   39,942                 -          11,424               -          51,366
Reinsurance ceded                                  (8,456)           (2,541)         (6,934)         (3,479)        (21,410)
     Total insurance revenues                $     66,090      $     23,086    $      7,708   $      34,702   $     131,586
Net investment income                              70,951               154          15,093           7,161          93,359
Realized investment gains (losses)                (22,847)                -          (4,890)         (3,266)        (31,003)
Other revenues                                      3,108             1,513             211              74           4,906
Policyholder benefits and interest credited
     to policyholder account balances              90,068            16,592          11,675          25,558         143,893
Expenses and taxes                                 32,326             9,812           5,323          13,417          60,878
Net income (loss)                            $     (5,092)     $     (1,651)   $      1,124   $        (304)  $      (5,923)

Deposits:
     New deposits                            $     74,032      $          -    $      9,601   $           -   $      83,633
     Renewal deposits                              53,293                 -          14,794               -          68,087
Total deposits                               $    127,325      $          -    $     24,395   $           -   $     151,720

Kansas City Life Insurance Company - Individual Insurance
Insurance revenues for this segment decreased 13% in the second quarter and 4% in the first half, as the decline in immediate annuity premiums more than offset the increase in premiums resulting from the GuideOne acquisition. New premiums decreased 59% for the six months compared with a year ago, primarily due to a 69% decrease in new sales of immediate annuity premiums. New individual life premiums increased 46%.

New deposits decreased 20%, reflecting the decrease in fixed deferred annuity sales. However, universal life deposits increased 57%. Both variable annuity deposits and variable universal life deposits increased 12%.

Contract charges increased 21% in the second quarter and 18% for the six months, largely due to the addition of the GuideOne portfolio of universal life and annuity products.

Net investment income for this segment grew 9% for the second quarter and 10% for the first half of 2004. This increase reflects the growth in investable assets from the prior year due to the GuideOne acquisition and sales growth, more than offsetting the impact of a declining interest rate environment in recent periods. Realized investment gains totaled $0.6 million in the second quarter and were $1.3 million for the six months ended 2004. This is an improvement of $7.1 million over the second quarter of 2003 and $24.2 million over the six months of 2003.

Policyholder benefits and interest credited to policyholder account balances decreased 7% in the second quarter but increased 4% for the first half relative to 2003 results. Overall mortality exceeded expectations on the non-GuideOne block of business and was within expectations for the acquisition block. Other benefits, which are included in policyholder benefits, declined 6% for the quarter but increased 29% for the six months compared with 2003. This line is mostly composed of annuity, supplemental contracts and individual accident and health benefits. The increase in this line is due in part to the high volume of immediate annuity sales in 2003 and the GuideOne acquisition, which contained certain individual accident and health business where the timing of the benefit payments lagged the premium receipt. At year-end 2003, the Company discontinued the sale of certain elements of this accident and health business. Surrender benefits, which are part of policyholder benefits, declined 21% in the second quarter and 3% for the six months compared with 2003. Interest credited to policyholder account balances was up 12% for the second quarter and 18% for the six months. The increase is driven from the GuideOne acquired block of business, which added nearly $280 million in policyholder account balances as of June 30, 2003. These additional policyholder account balances resulted in significant policyholder benefits to the current period’s results. However, excluding the effect of the acquisition, policyholder benefits were down for both the second quarter and the six month periods.

The amortization of deferred acquisition cost increased 58% in the second quarter and 6% for the six months compared with 2003. This increase is primarily the result of unlocking DAC assumptions in the prior year’s second quarter of $1.3 million. The Company regularly evaluates the assumptions used in the amortization of DAC and unlocks the assumptions when warranted.

Net income for this segment increased $4.0 million in the second quarter and $13.4 million for the six months versus 2003. As discussed above, this improvement was largely due to the change in realized investment gains.

Kansas City Life Insurance Company - Group Insurance
Insurance revenues for the Group insurance segment decreased 9% in the second quarter and 6% for the six months. This was largely attributable to lower premiums in the dental line, which experienced a loss of a third party marketing arrangement at December 31, 2003. However, new group life premiums increased 54%, for the six months, reflecting strong sales from the independent group agents. In addition, the Company's other third party marketing arrangements produced strong sales of long-term disability products and stop loss products. Direct premiums from the long-term disability line increased $1.8 million over the six months last year. The stop loss line, which was reintroduced as a new product in the fourth quarter of 2003, generated $1.4 million in premiums in the six months of 2004.

Policyholder benefits decreased 8% for the six months of 2004 compared with 2003, primarily due to increased reinsurance ceded benefits on group life insurance. Overall, the claims ratio (total benefits divided by total insurance revenues) for this segment improved versus last year, falling from 72% in 2003 to 70% in 2004.

For the second quarter of 2004, the net loss increased $0.4 million to $1.0 million. In the first half of 2004 the net loss decreased $0.3 million to $1.4 million.

Sunset Life Insurance Company of America
Insurance revenues for this segment decreased 4% in the second quarter and 6% for the six months compared with 2003. Total life and annuity premiums decreased 10% for both the second quarter and the first half, largely due to reduced immediate annuity sales.

Net investment income declined 4% in the second quarter and 6% for the six months compared with 2003, as a result of declines in both investable assets and the recent interest rate environment. However, realized investment gains improved $2.0 million for the second quarter and $5.3 million for the six months.

Policyholder benefits decreased 13% for the second quarter and 5% for the six months in large part due to improved mortality. Additionally, insurance operating expenses declined for both the second quarter and six months, primarily due to the release of an accrued expense associated with a legal settlement from 2001.

Net income for this segment was $2.6 million in the second quarter, a $1.4 million increase over 2003. Net income for the six months totaled $3.9 million, improving $2.8 million versus the prior year period. As discussed above, these increases are largely the result of the change in realized investment gains.

Old American Insurance Company
Insurance revenues decreased 2% in both the second quarter and six months. New life premiums in this segment continued to grow at a rate of 5%, the same as the first quarter. However the improved sales results were offset by renewal decreases. Policyholder benefits decreased 7% for the second quarter versus a year ago and 9% for the six months compared with 2003, largely due to improved mortality experience.

Net investment income declined 4% in the second quarter and 9% for the six months compared with 2003, as a result of declines in both investable assets and the recent interest rate environment. However, realized investment losses declined $0.9 million in the second quarter of 2004 and $3.0 million for the six months compared with 2003.

Net income for this segment was $1.6 million in the second quarter, a $0.9 million improvement versus 2003. Net income for the six months increased $2.5 million versus the prior year and totaled $2.2 million. This change largely reflected reduced realized losses and improved mortality experience.

Liquidity and Capital Resources

Liquidity
Statements made in the Company's Form 10-K and the 2003 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

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

Cash provided from operations totaled $38.7 million for the six months ended June 30, 2004, down from $53.9 million a year ago. This decrease is primarily due to two factors. First, net cash premium receipts for the first six months of 2004 declined $5.2 million versus the same period of 2003. This decrease is largely the result of a decrease in the receipts of immediate annuities. However, additional premium from the GuideOne acquired business offset most of the decline in premium receipts from immediate annuities. Second, net cash benefit payments increased $11.2 million for the six month period of 2004 relative to 2003. This increase is primarily due to the GuideOne acquired business.

Net cash used in investing activities was $76.3 million for the six months, which was down from $107.1 million in 2003. The decrease is largely due to the acquisition of GuideOne in 2003.

Net cash provided from financing activities was $19.2 million in 2004, versus $64.2 million in 2003. This decrease is primarily the result of three factors. First, reduced fixed deferred annuity sales resulted in decreased cash flow of $12.6 million. Second, withdrawals on policyholder account balances increased $20.0 million. And, third, net transfers to separate accounts have increased $6.0 million over the same time last year.

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

Debt and short-term borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At June 30, 2004, outstanding balances under this agreement totaled $108.5 million in maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid, marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June 2005. Outstanding borrowings of $18.3 million are related to real estate ownership, and the Company has one construction loan totaling $0.5 million.

Borrowings totaled $129.2 million at June 30, 2004, down $4.5 million from year-end 2003. The Company has unsecured revolving lines of credit of $60 million with two major commercial banks with no balances outstanding.

Capital resources
The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

                                          June 30        December 31
                                           2004              2003
Total assets less separate accounts  $     4,237,720  $      4,247,221
Total stockholders' equity                   620,531           644,438
Ratio of stockholders' equity
   to assets less separate accounts              15%               15%

The ratio of equity to assets less separate accounts has remained relatively constant as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $16.3 million at June 30, 2004, a $30.6 million decrease from year-end 2003. This change is the result of an increase in interest rates during the second quarter.

Stockholders’ equity decreased $23.9 million from year-end. This decline is the result of the change in accumulated other comprehensive income, which decreased $30.6 million from year-end. This is reflective of the decrease in unrealized investment gains on securities, as described above. Consolidated book value per share equaled $52.03 at June 30, 2004, a 4% decrease from year-end 2003.

During the first half of 2004, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2004.

On July 26, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 23, 2004 to stockholders of record as of August 9, 2004.

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

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At June 30, 2004, the Company had an unrealized investment gain of $16.3 million, net of related taxes, policyholder account balances and deferred acquisition costs, compared to $46.9 million at year-end 2003. This decrease is primarily the result of changes in the term structure of interest rates and the volatility in credit spreads within the corporate bond market. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

The Company markets certain variable products. The policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. However, the Company assesses certain charges based on the policy account values and changes to the account values can affect the Company's earnings. The portion of the policyholder's account balance invested in the fixed general account, if any, is affected by the spreads between interest yields on investments and rates credited to the policyholder's accounts.

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

Item 5.    Other Information.

3520 Broadway, Kansas City, MO 64111                     Contact: Tracy W. Knapp, Chief Financial Officer,
                                                                        (816) 753-7299, Extension 8216

For Immediate Release: August 6, 2004, press release reporting financial results for the second quarter of
2004.

Kansas City Life Announces Second Quarter 2004 Results

        Kansas City Life Insurance Company recorded second quarter net income of $7.5 million or $0.63 per share, an increase of $6.0 million or $0.50 per share over 2003 results. The Company posted net income of $13.1 million or $1.10 per share for the six months ended June 30, 2004, an improvement of $19.0 million from the prior year. The largest factor in the improved results was the favorable change in realized investment gains and losses. In addition, increased investment income from growth in invested assets contributed to the Company’s positive results.

        Total revenues grew $5.8 million or 5.4% and $32.1 million or 16.1% for the second quarter and six-month period, respectively. These changes were driven by the Company’s realized investment gains of $0.7 million for the quarter and $1.5 million for the six months, compared to realized investment losses of $9.2 million and $31.0 million for the same periods in 2003. These results reflect the improved economy and general progress in the performance of corporate credit markets. As the economy and credit markets have improved, so too has the credit quality of the Company’s investment securities.

        Investment revenues have also increased from the growth in invested assets, which has resulted from new product sales during the past year and the acquisition of GuideOne Life in 2003. In spite of the low interest rate environment, net investment income increased 5.6% and 6.2% for the second quarter and six-month period, respectively.

        Insurance premiums decreased by $7.0 million or 12.9% for the second quarter and $7.3 million or 7.1% for the first half of 2004, primarily due to a decline in the sale of immediate annuities. However, included in these figures is growth in the Company’s primary life insurance product lines. Life insurance premiums grew by $2.6 million or 8.9% and $5.2 million or 8.9% for the second quarter and six-month period, respectively, largely due to the GuideOne acquisition. The Company continues to emphasize growth in the life protection product lines.

        The Company also experienced favorable benefits and expenses, which declined by 3.0% for the second quarter and were level for the six-month period.

        On July 26, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, payable on August 23, 2004 to stockholders of record on August 9, 2004.

        The first half of 2004 has seen the Company benefit from the improving economy and increased sales of life insurance. This sales growth has been produced by both Kansas City Life’s independent general agency sales force and the new agencies from GuideOne. This sales growth is the direct result of the Company’s emphasis and continuing focus on its core life insurance business. We look forward to further improvements in the operating environment, along with growth in our ability to extend life protection.

        Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $446 million in 2003, and assets and life insurance in force were $4.6 billion and $32.6 billion, respectively, as of December 31, 2003. The Company operates in 48 states and the District of Columbia. For more information, please visit www.kclife.com.

(Continued on next page)

Kansas City Life Announces
Second Quarter 2004 Results
August 6, 2004; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

                                                  Quarter ended                                Six months ended
                                                     June 30                                        June 30
                                            2004                 2003                       2004                2003
                                       ---------------       --------------           ---------------       --------------

Revenues                             $       113,207      $       107,401           $       230,953      $       198,848
                                       ===============       ==============           ===============       ==============

Net income (loss)                    $         7,522      $         1,535           $        13,117      $        (5,923)
                                      ===============       ==============           ===============       ==============

Net income(loss) per share,
   basic and diluted                 $          0.63      $          0.13           $          1.10      $         (0.50)
                                      ===============       ==============           ===============       ==============

Dividends paid                       $          0.27      $          0.27           $          0.54      $          0.54
                                      ===============       ==============           ===============       ==============

A quarterly dividend of $.27 per share will be paid August 23, 2004 to shareholders of record as of August 9, 2004.

Average number of shares outstanding      11,928,419           11,941,855                11,926,817           11,959,345

Item 6.    Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                 (31)a      Rule 13a-15(e)/15d-15(e) Certifications.

                 (31)b      Rule 13a-15(e)/15d-15(e) Certifications.

                 (32)       Item 32 - Section 906 Certification.

         (b)  Reports on Form 8-K:

                 1.    On May 14, 2004,  the Company  filed a Form 8-K Item 12, which  furnished  the release of financial  information  mailed to  stockholders  on May 13, 2004  reporting the financial results of the first quarter of 2004.

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

Date: August 6, 2004