Form 10-Q
period 2004-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2004-11-05
CIK 54473

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarter ended September 30, 2004

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

         Class                                  Outstanding October 21, 2004
Common Stock, $1.25 par value                                                 11,939,223 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1.   Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

                                                              September 30       December 31
                                                                 2004               2003
ASSETS                                                       (Unaudited)
Investments:
     Fixed maturities available for sale, at fair value   $     2,985,176    $      2,814,485
     Equity securities available for sale, at fair value           64,939              63,808
     Mortgage loans                                               418,237             456,656
     Real estate                                                  104,856             112,691
     Policy loans                                                 109,710             114,420
     Short-term investments                                        12,433              71,823
     Other investments                                              1,817                 903
             Total investments                                  3,697,168           3,634,786

Cash                                                                  371              20,029
Accrued investment income                                          42,542              39,132
Deferred acquisition costs                                        234,449             241,057
Value of business acquired                                        100,494             106,334
Reinsurance recoverable                                           153,839             151,577
Other assets                                                       52,800              54,306
Separate account assets                                           318,696             304,691
             Total assets                                 $     4,600,359    $      4,551,912

LIABILITIES
Future policy benefits                                    $       873,070    $        872,114
Policyholder account balances                                   2,282,197           2,239,223
Policy and contract claims                                         32,425              33,012
Other policyholder funds                                           98,339             101,084
Notes payable                                                     110,865             133,670
Income taxes                                                       43,272              36,918
Other liabilities                                                 176,336             186,762
Separate account liabilities                                      318,696             304,691
             Total liabilities                                  3,935,200           3,907,474

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
     Authorized 36,000,000 shares,
             issued 18,496,680 shares                              23,121              23,121
Additional paid in capital                                         23,990              23,310
Retained earnings                                                 703,685             688,800
Accumulated other comprehensive income                             28,720              23,418
Less treasury stock, at cost (2004 - 6,560,208 shares;
     2003 - 6,572,087 shares)                                    (114,357)           (114,211)
             Total stockholders' equity                           665,159             644,438

             Total liabilities and stockholders' equity   $     4,600,359    $      4,551,912

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

                                                                Quarter ended                Nine Months ended
                                                                 September 30                  September 30
                                                              2004         2003            2004           2003
REVENUES
Insurance revenues:
     Premiums                                           $     49,209   $     57,960    $   143,579    $    159,590
     Contract charges                                         28,797         29,578         87,327          80,943
     Reinsurance ceded                                       (13,802)       (14,784)       (40,662)        (36,194)
             Total insurance revenues                         64,204         72,754        190,244         204,339
Investment revenues:
     Net investment income                                    48,874         51,273        147,992         144,632
     Realized investment gains (losses)                        2,809         (5,129)         4,336         (36,132)
Other revenues                                                 1,927          2,452          6,195           7,358
             Total revenues                                  117,814        121,350        348,767         320,197

BENEFITS AND EXPENSES
Policyholder benefits                                         44,052         57,349        140,279         159,103
Interest credited to policyholder account balances            25,856         24,629         73,203          66,767
Amortization of deferred acquisition costs
     and value of business acquired                           10,100          9,880         30,292          28,394
Operating expenses                                            22,818         25,327         72,428          74,799
             Total benefits and expenses                     102,826        117,185        316,202         329,063

Income (loss) before income tax expense (benefit)             14,988          4,165         32,565          (8,866)

Income tax expense (benefit)                                   3,455         (3,563)         7,915         (10,671)

NET INCOME                                              $     11,533   $      7,728    $    24,650    $      1,805

Basic and diluted earnings per share:
     Net income                                         $       0.97   $       0.65    $      2.07    $       0.15

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

                                                                       Nine Months ended
                                                                          September 30
                                                                       2004           2003
OPERATING ACTIVITIES
Net cash provided                                                $     27,169   $     54,822

INVESTING ACTIVITIES
Purchases of investment securities:
     Fixed maturities                                                (627,035)      (872,111)
     Equity securities                                                 (4,657)        (3,376)
Sales of investment securities:
     Fixed maturities                                                 120,880        131,734
     Equity securities                                                  3,051         11,952
Maturities and principal paydowns of investment securities:
     Fixed maturities                                                 338,844        553,068
     Equity securities                                                    265          5,780
Purchases of other investments                                        (50,516)      (121,960)
Sales, maturities and principal paydowns of other investments         103,120        128,745
Net sales of short-term investments                                    59,390         35,904
Net additions to property and equipment                                (1,345)          (690)
Insurance business acquired                                                 -        (52,264)
         Net cash used                                                (58,003)      (183,218)

FINANCING ACTIVITIES
Proceeds from borrowings                                                3,960         16,267
Repayment of borrowings                                               (26,765)          (587)
Deposits on policyholder contracts                                    205,720        256,304
Withdrawals from policyholder account balances                       (152,096)      (126,651)
Net transfers to separate accounts                                     (8,449)        (5,289)
Change in other deposits                                               (1,963)         5,363
Cash dividends to stockholders                                         (9,765)        (9,682)
Net disposition (acquisition) of treasury stock                           534         (2,787)
         Net cash provided                                             11,176        132,938

Increase (decrease) in cash                                           (19,658)         4,542
Cash at beginning of year                                              20,029         14,645

         Cash at end of period                                   $        371   $     19,187

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements
(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited consolidated financial statements, the accompanying notes to these financial statements and the accompanying Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American). These items have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2003 Form 10-K and the 2003 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2004 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

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

New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Interpretation (FIN) 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This is an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual terms or other financial interests in the entity. This interpretation was adopted July 1, 2003 and had no material impact. Subsequently, in December 2003, the FASB issued a revision known as FIN 46R, which replaces FIN 46. The Company is required to apply FIN 46R to variable interest entities created after December 31, 2003. This revised interpretation was adopted on January 1, 2004, with no material impact.

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired is to be applied to reporting periods beginning after June 15, 2004.

On September 8, 2004, the FASB agreed to a FASB Staff Proposal to delay the effective date for the application guidance contained in EITF Issue 03-01. The proposal will be open for comment for 15 days and essentially removed the September 30, 2004 effective date. The effective date of paragraph 16 of this issue, which deals with debt securities that are impaired solely because of interest rate and/or sector spread increases, has been delayed until a FASB staff position addressing this paragraph has been issued.

All other Standards and Interpretations of those Standards issued during 2004 did not relate to accounting policies and procedures pertinent to the Company at this time.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income, which includes unrealized investment gains or losses on securities available for sale and the change in the additional minimum pension liability. For the third quarter, comprehensive income was $47.5 million in 2004, and comprehensive loss was $8.0 million in 2003. Excluding the third quarter 2004 net income of $11.5 million, other comprehensive income was $35.9 million. This other comprehensive income amount consisted of unrealized investment gains on securities, which was net of reclassification adjustments of investment losses realized in net income, and net of applicable deferred acquisition costs and income taxes.

For the nine months, comprehensive income was $30.0 million in 2004, and comprehensive income was $52.7 million for 2003. Excluding the nine months ended 2004 net income of $24.7 million, other comprehensive income was $5.3 million. This other comprehensive income amount consisted of unrealized investment gains on securities, which was net of reclassification adjustments of investment losses realized in net income, and net of applicable deferred acquisition costs and income taxes.

Income Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,928,520 and 11,949,992 for the nine months of 2004 and 2003, respectively.

Income Taxes
The third quarter income tax was an expense of $3.5 million or 23.1% of income before tax for 2004, versus a benefit $3.6 million or 85.5% of income before tax for the prior year period. The income tax for the first nine months was an expense of $7.9 million or 24.3% of income before tax and a benefit of $10.7 million or 120.4% of loss before tax in 2004 and 2003, respectively.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $1.5 million or 9.8% of income before tax and a benefit of $1.1 million or 27.5% for third quarters of 2004 and 2003, respectively. The effect of the affordable housing credits for the first nine months was a benefit of $3.4 million or 10.5% of income before tax and a benefit of $2.7 million or 30.1% of loss before tax for 2004 and 2003, respectively.

As necessary, the Company will establish a contingent tax liability to provide for potential challenges by taxing jurisdictions of the Company’s tax filings. In 2003, the Company’s effective tax rate was reduced by the reversal of a contingent tax liability relating to 1999, a tax year that closed in 2003. The reversal of previously accrued taxes was a benefit of $3.1 million or 73.8% of income before tax for the third quarter of 2003 and a benefit of $4.1 million or 45.8% of loss before tax for the first nine months of 2003.

2. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne is included in the Kansas City Life – Individual Segment. The Kansas City Life - Group segment consists of sales of group life, disability, stop loss, dental products and administrative services only. Group segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories, using direct response marketing to supply agents with leads.

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

                                       Kansas City Life          Sunset        Old
                                     Individual     Group         Life       American       Total

Insurance revenues:
            Third quarter:    2004  $    32,930  $  10,659    $    3,744   $   16,871    $    64,204
                              2003       37,582     13,277         4,552       17,343         72,754
            Nine months:      2004  $    96,108  $  32,280    $   10,973   $   50,883    $   190,244
                              2003      103,672     36,363        12,259       52,045        204,339

Net investment income:
            Third quarter:    2004  $    38,882  $      81    $    6,673   $    3,238    $    48,874
                              2003       40,788         66         7,078        3,341         51,273
            Nine months:      2004  $   117,120  $     230    $   20,859   $    9,783    $   147,992
                              2003      111,739        220        22,171       10,502        144,632

Net income (loss):
            Third quarter:    2004  $     8,713  $    (624)   $    1,380   $    2,064    $    11,533
                              2003        4,456       (993)        2,426        1,839          7,728
            Nine months:      2004  $    17,031  $  (1,974)   $    5,292   $    4,301    $    24,650
                              2003         (636)    (2,644)        3,550        1,535          1,805

3. CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which are grossly disproportionate to actual damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would have no material effect on the Company’s business, results of operations or financial position.

4. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on our business, financial position or results of operations.

5. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At September 30, 2004, the Company had open purchase commitments of $20.2 million and open sales commitments of $2.8 million. Subsequent to September 30, 2004, the Company entered into purchase commitments of $8.4 million. Typically, these purchase and sales commitments are for securities, mortgage loans, real estate, affordable housing and other investments. The ultimate financial impact of these commitments is not presently determinable.

The Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million to Generations Bancorp, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close in early 2005.

6. DISCONTINUED OPERATIONS

On October 25, 2004, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million to Generations Bancorp, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close in early 2005. The bank subsidiary and the results of its operations are not significant to the financial statements of the Company and are not disclosed separately.

7. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

                                           Pension Benefits          Other Benefits
                                            Quarter ended            Quarter ended
                                             September 30             September 30
                                           2004        2003          2004        2003

Service cost                          $     554      $   584       $   193      $   189
Interest cost                             1,821        1,804           376          352
Expected return on plan assets           (1,856)      (1,610)          (17)         (19)
Amortization of:
    Unrecognized net loss                   718          830            23            7
    Unrecognized prior service cost        (162)        (162)            -            -
Net periodic benefit cost             $   1,075      $ 1,446       $   575      $   529

                                           Pension Benefits            Other Benefits
                                            Nine Months ended        Nine Months ended
                                              September 30             September 30
                                           2004        2003          2004         2003

Service cost                          $   1,661      $ 1,751       $   579      $   566
Interest cost                             5,462        5,411         1,127        1,055
Expected return on plan assets           (5,568)      (4,831)          (50)         (57)
Amortization of:
    Unrecognized net loss                 2,153        2,491            69           20
    Unrecognized prior service cost        (485)        (485)            -            -
Net periodic benefit cost             $   3,223      $ 4,337       $ 1,725      $ 1,584

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health benefits. On May 19, 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides guidance on the accounting for the effects of the Act. In accordance with the deferral provision of FSP 106-2, our benefit obligations and net periodic postretirement benefit costs do not reflect any amount associated with the subsidy as we have not determined that the benefits provided by the plan are actuarially equivalent to Medicare. The adoption of FSP No. 106-2 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Consolidated Results of Operations

In the third quarter of 2004, the Company’s net income increased $3.8 million versus the prior year, to a total of $11.5 million. Net income per share increased to $0.97 per share versus $0.65 per share in last year’s third quarter. For the first nine months of 2004, net income increased $22.8 million to equal $24.7 million, and net income per share increased to $2.07 per share compared to $0.15 per share in the prior year. The largest factor in the increase was the improvement in realized investment gains and losses. In the third quarter of 2004, the Company recorded realized investment gains of $2.8 million, a $7.9 million increase over the prior year’s third quarter loss. For the nine months of 2004, net realized investment gains totaled $4.3 million, versus a net realized investment loss of $36.1 million in the prior year. This improvement was primarily the result of a general improvement in the overall economy and credit markets compared with the prior year. Additionally, increased invested assets, which resulted from the acquisition of GuideOne and the sizable sales of annuity products in the prior year, contributed to the improved net investment income for the nine months. This increase in the volume of assets more than offset the negative effect of lower interest rates. Also, contributing to the improved results was improved mortality, as seen through decreased death benefits. Partially offsetting these improvements was a decrease in premiums, an increase in amortization of deferred acquisition costs, and an increase in income taxes (primarily due to prior year reversal of an accrued contingent tax liability).

Sales
The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown in the Consolidated Statements of Cash Flows. The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits. New deposits are also detailed by product.

There was a decline in premiums and deposits from 2003, which was largely the result of decreases in sales of deferred and immediate annuities. These declines were due to a change in consumer preferences for fixed-rate products in the low interest rate environment and changes made by the Company to its deferred and immediate annuity products and distribution efforts. In August of 2003, the Company introduced a new deferred annuity with lower interest guarantees that replaced previous products. In addition, the Company has refocused its distribution efforts on agencies that write a balanced mix of life and annuity products, which has resulted in a lower volume of annuity sales.

For the third quarter, new premiums declined 41%, primarily due to a 51% decrease in immediate annuity sales. New premiums for the nine months decreased 36% versus last year, primarily due to a 63% decrease in the sale of immediate annuities. These sales have been generally slowing since the second half of 2003, due in part to the Company’s emphasis on life insurance sales and changes in the marketplace.

Individual life insurance sales increased 8% for the third quarter and 14% for the nine months versus 2003. For the third quarter, group life sales decreased 67% and group accident and health premiums declined 29%. For the nine months, group life sales decreased 23%, and group accident and health sales increased 15%. Third party marketing arrangements continue to generate sales in both the long-term disability and stop loss lines. Renewal premiums declined 1% for the third quarter but grew 2% in the nine months.

                                                   Quarter ended September 30
                                                2004     % chg      2003    % chg
New premiums:
     Individual life insurance                $  3,312      8     $  3,054     3
     Immediate annuities                         5,553    (51)      11,239   333
     Group life insurance                          306    (67)         922   251
     Group accident and health insurance         2,550    (29)       3,575     5
     Individual accident and health insurance       98    (93)       1,362     -
       Total new premiums                       11,819    (41)      20,152   118
Renewal premiums                                37,390     (1)      37,808     3
Total premiums                                $ 49,209    (15)    $ 57,960    26

                                                 Nine Months ended September 30
                                                2004     % chg      2003    % chg
New premiums:
    Individual life insurance                 $  9,508     14     $  8,377    (7)
    Immediate annuities                         11,860    (63)      31,675   507
    Group life insurance                         1,117    (23)       1,447    70
    Group accident and health insurance          9,721     15        8,463    (6)
    Individual accident and health insurance       406    (70)       1,362     -
       Total new premiums                       32,612    (36)      51,324   113
Renewal premiums                               110,967      2      108,266    (3)
Total premiums                                $143,579    (10)    $159,590    17

Total new deposits declined 59% for the third quarter and 41% for the nine months, largely due to fixed deferred annuity sales which decreased 66% in the third quarter and 53% for the nine months. As mentioned earlier, sales declined for both immediate and fixed deferred annuities due to the large sales volume in 2003. New deposits on universal life products increased 10% in the third quarter and 23% for the nine months. For the third quarter, new variable annuities decreased 37% and new variable universal life sales decreased 6%. For the nine months, variable annuity deposits declined 9% and variable universal life deposits increased 7%. Sales of variable products has remained slow during both the quarter and the nine months, reflecting the current year negative performance of the equity markets. Renewal deposits increased 7% for the third quarter and 12% for the nine months.

                                                     Quarter ended September 30
                                                  2004     % chg       2003     % chg
New deposits:
    Universal life insurance                 $    2,536      10    $   2,300     101
    Variable universal life insurance               651      (6)         689     (46)
    Fixed deferred annuities                     18,592     (66)      55,158     136
    Variable annuities                            6,931     (37)      11,079     131
       Total new deposits                        28,710     (59)      69,226     126
Renewal deposits                                 37,920       7       35,358      12
Total deposits                               $   66,630     (36)   $ 104,584      69

                                                   Nine Months ended September 30
                                                  2004     % chg       2003     % chg
New deposits:
    Universal life insurance                 $    8,083      23    $   6,589      32
    Variable universal life insurance             2,632       7        2,462     (60)
    Fixed deferred annuities                     56,197     (53)     118,319     109
    Variable annuities                           23,133      (9)      25,489      46
       Total new deposits                        90,045     (41)     152,859      80
Renewal deposits                                115,675      12      103,445       3
Total deposits                               $  205,720     (20)   $ 256,304      38

Insurance Revenues
Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased 12% in the third quarter and 7% in the first nine months, largely due to the decrease in immediate annuity premiums. Life insurance premiums grew 5% in the third quarter and 8% for the nine months. Individual life premiums include premiums from the GuideOne acquisition for the nine months in 2004 but only one quarter’s results for 2003, consistent with the purchase at June 30, 2003. Sales of traditional life products reflected positive growth for the quarter and nine months. Annuity sales declined 51% in the third quarter and 63% for the nine months. Annuity sales were exceptionally strong in the first half of 2003. Subsequently, the Company has placed more emphasis on life insurance. Accident and health premiums decreased 28% for the third quarter and 7% for the nine months. This decline was the result of two factors. First, the purchase of GuideOne brought with it a student accident and health insurance product that the Company elected to discontinue. Secondly, the Company terminated a group dental third party marketing arrangement effective with year end 2003. In addition, in late 2003, the Company signed an agreement with another third party marketing provider, principally to sell disability products to broaden and strengthen these lines. Total premiums decreased 15% in the third quarter and 10% for the nine months.

Contract charges decreased 3% for the third quarter but increased 8% for the nine months. The increase for the nine months resulted from the addition of GuideOne’s portfolio of universal life and annuity products. Reinsurance ceded decreased 7% in the third quarter but rose 12% in the nine months.

Insurance revenues may be affected by the persistency of policyholders, which may be influenced by economic conditions, as well as competitive forces and fluctuations in mortality experience. The Company’s persistency and mortality experience have been and continue to be consistent with expectations assumed in pricing over time. However, the continued volatility of the financial markets influences consumers’ preferences. Consumers continue to desire a broad portfolio of products with safety and competitive return objectives, which the Company strives to provide. The Company’s full range of products, including its variable insurance products, allows policyholders to participate in both the equity and fixed income markets; and, interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Investment Revenues
Net investment income decreased 5% in the third quarter but increased 2% for the nine months. While the Company’s overall yield declined due to lower available market yields, the Company’s investable assets were greater than a year ago due to both the acquisition of GuideOne and the significant volume of sales of annuity products in the prior year.

As discussed above, the Company recorded realized investment gains for the third quarter of $2.8 million. This was a $7.9 million improvement over realized investment losses of $5.1 million in the prior year. The Company recorded realized investment gains for the nine months of $4.3 million, a $40.5 million improvement over a loss of $36.1 million one year earlier. The Company continues to enhance its portfolio quality while seeking to maximize its overall returns. The overall improvement in the economy and credit markets have been the primary reason for the decline in realized losses. The following table provides detail concerning realized investment gains and losses for the third quarter and nine-month periods of 2004 and 2003.

                                                    Quarter ended             Nine Months ended
                                                    September 30                September 30
Realized Investment Gains and Losses              2004         2003           2004          2003
Gross gains resulting from:
   Sales of investment securities             $  2,306      $     504      $   6,965    $    5,214
   Investment securities called                    337            870            686         1,813
   Sales of real estate                          2,555             81          4,145         1,210
     Total gross gains                           5,198          1,455         11,796         8,237
Gross losses resulting from:
   Sales of investment securities               (2,268)        (6,851)        (6,049)      (16,021)
   Write-downs of investment securities              -           (330)          (555)      (28,572)
   Investment securities called                   (114)           (59)        (1,123)         (509)
     Total gross losses                         (2,382)        (7,240)        (7,727)      (45,102)
Amortization of deferred acquisition costs          (7)           656            267           733
Realized investment gains (losses)            $  2,809      $  (5,129)     $   4,336    $  (36,132)

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by charging off the loss against income. The Company’s analysis identified no securities with other than temporary impairment in the third quarter and only $0.6 million in other than temporary declines in value in the nine months. For the nine month period of 2003, the Company recorded $28.6 million in other than temporary declines in value, which were largely due to investments in the airline industry.

The interest rate environment experienced volatility during the quarter and ended with rates trending down, which resulted in a general increase in market values at September 30, 2004. At the end of third quarter 2004 and at year- end 2003, the Company had investments of $1.0 billion in fair value that had unrealized losses. The unrealized losses were $21.2 million and $28.9 million as of these dates, respectively.

Policyholder Benefits and Interest Credited to Policyholder Account Balances
Total policyholder benefits and interest credited to policyholder account balances decreased 15% or $12.1 million in the third quarter and 6% or $12.4 million in the nine months. Policyholder benefits decreased in the nine months largely due to lower immediate annuity sales, which resulted in lower required reserves. This decline was partially offset by an increase in individual death benefit payments, primarily due to the GuideOne acquisition and other benefits.

Interest credited to policyholder account balances increased 5% in the third quarter and 10% in the nine months. The increase for the nine-month period is largely the result of interest credited on policyholder account balances received in the GuideOne acquisition.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
For the third quarter of 2004, the amortization of DAC was $8.3 million compared with $8.0 million for 2003. The amortization of DAC for the nine months totaled $24.9 million in 2004 versus $23.3 million in 2003. The nine months increase is largely due to the unlocking of DAC assumptions in 2003, which reduced the amortization of DAC by $1.8 million. The Company evaluates the assumptions used in the amortization of deferred acquisition costs on a regular basis. As warranted by a combination of historical results and expected future trends, the Company unlocks these assumptions and accordingly increases or decreases the deferred acquisition costs. For the first nine months of 2004, the unlocking of DAC assumptions was not material to the financial statements and for the third quarter, 2004, the Company did not unlock any DAC assumptions.

The amortization of VOBA was $1.8 million in the third quarter of 2004 and $1.9 million for the same period in 2003. VOBA amortization was $5.4 million for the first nine months of 2004 compared to $5.1 million in 2003. Additional VOBA of $38.0 million was established on June 30, 2003 due to the acquisition of GuideOne.

Operating Expenses
Operating expenses decreased 3% in the third quarter of 2004 but were flat for the nine months due to the partial year impact of GuideOne in 2003. The Company’s consolidation of the GuideOne operations into the home office is on schedule and is targeted to be completed in the fourth quarter. Certain cost savings have been achieved thus far through staffing consolidations and reductions.

Income Taxes
The third quarter income tax was an expense of $3.5 million or 23.1% of income before tax for 2004, versus a benefit of $3.6 million or 85.5% of income before tax for the prior year period. The income tax for the first nine months was an expense of $7.9 million or 24.3% of income before tax and a benefit of $10.7 million or 120.4% of loss before tax in 2004 and 2003, respectively.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $1.5 million or 9.8% of income before tax and a benefit of $1.1 million or 27.5% for the third quarters of 2004 and 2003, respectively. The effect of the affordable housing credits for the first nine months was a benefit of $3.4 million or 10.5% of income before tax and a benefit of $2.7 million or 30.1% of loss before tax for 2004 and 2003, respectively.

As necessary, the Company will establish a contingent tax liability to provide for potential challenges by taxing jurisdictions of the Company’s. In 2003, the Company’s effective tax rate was reduced by the reversal of a contingent tax liability relating to 1999, a tax year that closed in 2003. The reversal of previously accrued taxes was a benefit of $3.1 million or 73.8% of income before tax for the third quarter of 2003 and a benefit of $4.1 million or 45.8% of loss before tax for the first nine months of 2003.

Operating Results by Segment

The following schedules provide key supplemental financial information for each of the Company’s four reportable operating segments for the first quarters and first nine months of 2004 and 2003 and are reconciled to the financial statements contained herein (in thousands):

                                                   Kansas City Life           Sunset         Old
                                              Individual         Group         Life        American      Total
2004 (third quarter):
Premiums:
    New premiums                             $      6,968    $    2,856     $      87     $   1,908    $   11,819
    Renewal premiums                                8,751        10,713         1,458        16,468        37,390
Total premiums                                     15,719        13,569         1,545        18,376        49,209
Contract charges                                   23,112             -         5,685             -        28,797
Reinsurance ceded                                  (5,901)       (2,910)       (3,486)       (1,505)      (13,802)
    Total insurance revenues                 $     32,930    $   10,659     $   3,744     $  16,871    $   64,204
Net investment income                              38,882            81         6,673         3,238        48,874
Realized investment gains (losses)                  3,115             -          (192)         (114)        2,809
Other revenues                                      1,137           556           294           (60)        1,927
Policyholder benefits and interest credited
    to policyholder account balances               46,308         7,440         5,630        10,530        69,908
Expenses and taxes                                 21,043         4,480         3,509         7,341        36,373
Net income (loss)                            $      8,713    $     (624)    $   1,380     $   2,064    $   11,533

Deposits:
    New deposits                             $     27,487    $        -     $   1,223     $       -    $   28,710
    Renewal deposits                               30,796             -         7,124             -        37,920
Total deposits                               $     58,283    $        -     $   8,347     $       -    $   66,630

                                                   Kansas City Life           Sunset         Old
                                              Individual         Group         Life        American      Total
2003 (third quarter):
Premiums:
    New premiums                             $     13,010    $    4,491     $     712     $   1,939    $   20,152
    Renewal premiums                                8,637        10,789         1,338        17,044        37,808
Total premiums                                     21,647        15,280         2,050        18,983        57,960
Contract charges                                   23,745             -         5,833             -        29,578
Reinsurance ceded                                  (7,810)       (2,003)       (3,331)       (1,640)      (14,784)
    Total insurance revenues                 $     37,582    $   13,277     $   4,552     $  17,343    $   72,754
Net investment income                              40,788            66         7,078         3,341        51,273
Realized investment gains (losses)                 (3,295)            -        (1,193)         (641)       (5,129)
Other revenues                                      1,746           657            47             2         2,452
Policyholder benefits and interest credited
    to policyholder account balances               54,670         9,908         6,100        11,300        81,978
Expenses and taxes                                 17,695         5,085         1,958         6,906        31,644
Net income (loss)                            $      4,456    $     (993)    $   2,426     $   1,839    $    7,728

Deposits:
    New deposits                             $     66,132    $        -     $   3,094     $       -    $   69,226
    Renewal deposits                               28,113             -         7,245             -        35,358
Total deposits                               $     94,245    $        -     $  10,339     $       -    $  104,584

                                                   Kansas City Life           Sunset         Old
                                              Individual         Group         Life        American      Total
2004 (nine months):
Premiums:
    New premiums                             $     16,046    $   10,838     $     300     $   5,428    $   32,612
    Renewal premiums                               27,369        29,484         4,155        49,959       110,967
Total premiums                                     43,415        40,322         4,455        55,387       143,579
Contract charges                                   70,180             -        17,147             -        87,327
Reinsurance ceded                                 (17,487)       (8,042)      (10,629)       (4,504)      (40,662)
    Total insurance revenues                 $     96,108    $   32,280     $  10,973     $  50,883    $  190,244
Net investment income                             117,120           230        20,859         9,783       147,992
Realized investment gains (losses)                  4,448             -           220          (332)        4,336
Other revenues                                      3,647         1,828           718             2         6,195
Policyholder benefits and interest credited
    to policyholder account balances              140,318        22,633        16,750        33,781       213,482
Expenses and taxes                                 63,974        13,679        10,728        22,254       110,635
Net income (loss)                            $     17,031    $   (1,974)    $   5,292     $   4,301    $   24,650

Deposits:
    New deposits                             $     86,408    $        -     $   3,637     $       -    $   90,045
    Renewal deposits                               92,307             -        23,368             -       115,675
Total deposits                               $    178,715    $        -     $  27,005     $       -    $  205,720

                                                   Kansas City Life           Sunset         Old
                                              Individual         Group         Life        American      Total
2003 (nine months):
Premiums:
    New premiums                             $     34,947    $    9,904     $   1,177     $   5,296    $   51,324
    Renewal premiums                               21,304        31,003         4,091        51,868       108,266
Total premiums                                     56,251        40,907         5,268        57,164       159,590
Contract charges                                   63,687             -        17,256             -        80,943
Reinsurance ceded                                 (16,266)       (4,544)      (10,265)       (5,119)      (36,194)
    Total insurance revenues                 $    103,672    $   36,363     $  12,259     $  52,045    $  204,339
Net investment income                             111,739           220        22,171        10,502       144,632
Realized investment gains (losses)                (26,142)            -        (6,083)       (3,907)      (36,132)
Other revenues                                      4,854         2,170           258            76         7,358
Policyholder benefits and interest credited
    to policyholder account balances              144,738        26,500        17,774        36,858       225,870
Expenses and taxes                                 50,021        14,897         7,281        20,323        92,522
Net income (loss)                            $       (636)   $   (2,644)    $   3,550     $   1,535    $    1,805

Deposits:
    New deposits                             $    140,164    $        -     $  12,695     $       -    $  152,859
    Renewal deposits                               81,406             -        22,039             -       103,445
Total deposits                               $    221,570    $        -     $  34,734     $       -    $  256,304

Kansas City Life Insurance Company - Individual Insurance
Insurance revenues for this segment decreased 12% in the third quarter and 7% in the nine months, primarily reflecting a decline in immediate annuity premiums. New premiums decreased 54% for the nine months compared with a year ago, again primarily due to a 62% decrease in sales of immediate annuity premiums. New individual life premiums increased 46%.

For the nine months new deposits decreased 38%, reflecting the decrease in fixed and variable annuity sales. However, new deposits for universal life increased 47% and variable universal life increased 7%.

Contract charges decreased 3% in the third quarter but increased 10% for the nine months. The increase in the nine months was largely due to the addition of the GuideOne portfolio of universal life and annuity products.

Net investment income for this segment declined 5% for the third quarter but increased 5% for the nine months. The increase for the year reflects the growth in investable assets from the prior year due to the GuideOne acquisition and sales growth, more than offsetting the impact of a declining interest rate environment in recent periods. Realized investment gains totaled $3.1 million in the third quarter and $4.4 million for the nine months of 2004. This is an improvement of $6.4 million over the third quarter of 2003 and $30.6 million over the first nine months of 2003.

Policyholder benefits and interest credited to policyholder account balances decreased 15% in the third quarter and 3% for the nine months relative to 2003 results. Other benefits, which are included in policyholder benefits, declined 4% for the third quarter but increased 17% for the nine months compared with 2003. The increase in other benefits is due, in part, to the high volume of immediate annuity sales in 2003. Surrender benefits, which are part of policyholder benefits, declined 14% in the third quarter and 6% for the nine months compared with 2003. Interest credited to policyholder account balances was flat in the third quarter and increased 11% in the nine months. The increase in the nine months was driven from the GuideOne acquired block of business, which added nearly $280 million in policyholder account balances as of June 30, 2003. Thus, there were nine months of interest crediting on the GuideOne business acquired during 2004 versus only three months during 2003.

The amortization of deferred acquisition cost increased 8% in the third quarter and 7% for the nine months compared with 2003. This increase is primarily the result of unlocking DAC assumptions in the prior year’s second quarter of $1.3 million. The Company regularly evaluates the assumptions used in the amortization of DAC and unlocks the assumptions when warranted.

Net income for this segment increased $4.3 million in the third quarter and $17.7 million for the nine months versus 2003. As discussed above, these improvements were largely due to the change in realized investment gains and losses.

Kansas City Life Insurance Company - Group Insurance
Insurance revenues for the Group insurance segment decreased 20% in the third quarter and 11% for the nine months. These decreases were largely attributable to lower premiums in the dental line, which terminated a large third party marketing arrangement at December 31, 2003. However, the Company’s other third party marketing arrangements produced strong sales of long-term disability products and stop loss products. Direct premiums from the long-term disability line increased $2.0 million over the nine months last year. The stop loss line, which was reintroduced as a new product in the fourth quarter of 2003, generated $2.0 million in premiums in the first nine months of 2004. The Company has used reinsurance in several of its group product lines to achieve improved profitability. Reinsurance on premiums increased 77% versus 2003, primarily as a result of changes in the long-term disability and stop loss lines.

Policyholder benefits decreased 25% in the third quarter and 15% in the nine months of 2004 compared with 2003. These decreases were primarily due to increased reinsurance ceded benefits on group disability and stop loss insurance and decreased dental benefit payments due to the terminated third party marketing arrangement. Overall, the claims ratio (total benefits divided by total insurance revenues) for this segment improved versus last year, falling from 73% in 2003 to 70% in 2004.

For the third quarter of 2004, the net loss decreased $0.4 million to $0.6 million. In the first nine months of 2004, the net loss decreased $0.7 million to $2.0 million.

Sunset Life Insurance Company of America
Insurance revenues for this segment decreased 18% in the third quarter and 11% for the nine months compared with 2003. Total life and annuity premiums decreased 25% for the third quarter and 15% for the nine months, largely due to reduced immediate annuity sales.

Net investment income declined 6% in both the third quarter and nine months compared with 2003, as a result of declines in both investable assets and the lower interest rate environment. However, realized investment losses for the third quarter improved $1.0 million versus last year’s third quarter. In the nine months, realized investment gains of $0.2 million were a $6.3 million improvement over a realized investment loss of $6.1 million experienced during 2003.

Policyholder benefits decreased 8% for the third quarter and 6% for the nine months, in large part due to improved mortality. Additionally, insurance operating expenses declined for the nine-month period, primarily due to the release of an accrued expense associated with a legal settlement from 2001.

Net income for this segment was $1.4 million in the third quarter, a $1.0 million decrease from 2003. The improvement of realized investment gains was offset by the decrease in insurance revenues discussed above. However, the change in net income for the third quarter period was largely due to the tax benefit of $1.5 million recorded in 2003, from the reversal of an accrued contingent tax liability. Net income for the nine months totaled $5.3 million, a $1.7 million improvement versus the prior year period. As discussed above, this increase was largely the result of the change in realized investment gains.

Old American Insurance Company
Insurance revenues decreased 3% in the third quarter and 2% in the nine months. New life premiums in this segment decreased 2% in the third quarter but increased 2% in the nine months. Renewal life premiums decreased 3% in both the third quarter and nine months. Policyholder benefits decreased 7% for the third quarter versus a year ago and 8% for the nine months compared with 2003, largely due to improved mortality experience.

Net investment income declined 3% in the third quarter and 7% for the nine months compared with 2003, as a result of declines in both investable assets and the recent interest rate environment. However, realized investment losses declined $0.5 million in the third quarter of 2004 and $3.6 million for the nine months compared with 2003.

Net income for this segment was $2.1 million in the third quarter, an increase from $1.8 million in the prior year. Net income for the nine months increased $3.6 million versus the prior year to total $4.3 million. This change largely reflected reduced realized losses and improved mortality experience.

Liquidity and Capital Resources

Liquidity
Statements made in the Company’s Form 10-K and the 2003 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

The Company and each insurance subsidiary meet liquidity requirements primarily through positive cash flows from operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payments of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes.

Cash provided from operations totaled $27.2 million for the nine months ended September 30, 2004, down from $54.8 million a year ago. This decrease is primarily the result of a decline in premiums for the first nine months. As described above, premiums decreased from 2003 levels for immediate annuities, group accident and health (specifically related to the terminated marketing arrangement) and individual accident and health.

Net cash used in investing activities was $58.0 million for the nine months, which was down from $183.2 million in 2003. Cash resulting from investment maturities and principal paydowns declined $219.7 million versus the prior year. This, combined with the decline in both immediate and fixed deferred annuity sales, has significantly reduced the amount available for purchases of investments. Purchases of investment securities declined $243.8 million versus the prior year. Purchases of other investments has declined $71.4 million, as the funding of mortgage loans and investment in real estate have decreased. Finally, the net cash used in the GuideOne acquisition in 2003 totaled $52.3 million.

Net cash provided from financing activities was $11.2 million in 2004, versus $132.9 million in 2003. This decrease is primarily the result of three factors. First, reduced deposits on policyholder contracts resulted in decreased cash flow of $50.6 million. Second, withdrawals on policyholder account balances increased $25.4 million. And, third, the Company reduced its outstanding borrowings by $26.2 million versus 2003. In addition, the Company also had a reduction in the proceeds from borrowings of $12.3 million versus 2003.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At September 30, 2004, outstanding balances under this agreement totaled $91.1 million in maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid, marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June 2005. Outstanding borrowings of $17.3 million are related to real estate ownership, and the Company has one construction loan totaling $0.5 million.

Borrowings totaled $110.9 million at September 30, 2004, down $22.8 million from year-end 2003. The Company has unsecured revolving lines of credit of $60 million with two major commercial banks with no balances outstanding.

Capital Resources
The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

                                          September 30       December 31
                                              2004               2003

Total assets less separate accounts    $     4,281,663    $    4,247,221
Total stockholders' equity                     665,159           644,438
Ratio of stockholders' equity
   to assets less separate accounts                16%               15%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $52.2 million at September 30, 2004 (net of related taxes, policyholder account balances and deferred acquisition costs), a $5.3 million increase from year-end 2003. This change is the result of an increase in interest rates during the year.

Stockholders’ equity increased $20.7 million from year-end. This increase is primarily the result of an increase in retained earnings, reflecting the increased net income during 2004. Consolidated book value per share equaled $55.72 at September 30, 2004, a 3% increase from year-end 2003.

During the first nine months of 2004, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2004.

On October 25, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 22, 2004 to stockholders of record as of November 8, 2004.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Asset/Liability Management
Kansas City Life’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines, cash flow testing under various interest rate scenarios to evaluate the potential sensitivity of assets and liabilities to interest rate movements, and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.

Kansas City Life believes its asset/liability management programs and procedures, along with certain product features, provide protection for the Company against the effects of changes in interest rates under various scenarios.

Cash flows and effective durations of the asset and liability portfolios are measured at points in time and are affected by changes in the level and term structure of interest rates, as well as changes in policyholder behavior. Further, durations are managed on an individual product level, as well as an aggregate portfolio basis. As a result, differences typically exist between the duration, cash flows and yields of assets versus liabilities on an individual portfolio and aggregate basis. The Company’s asset/liability management programs and procedures enable management to monitor the changes, which have both positive and negative correlations among certain portfolios, and to make adjustments to asset mix, liability crediting rates and product terms so as to manage risk and profitability over time.

The Company performs cash flow scenario testing through models of its in-force business. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding the relationships between short-term and long-term interest rates (i.e., the slope of the yield curve), credit spreads, market liquidity and other factors, including policyholder behavior in certain market conditions. In addition, these models include asset cash flow projections, reflecting interest payments, sinking fund payments, principal payments, bond calls and mortgage prepayments.

The Company has a risk that the asset or liability portfolio performance may differ from forecasted results as a result of unforeseen economic circumstances, estimates or assumptions that prove incorrect, unanticipated policyholder behavior or other factors. The result of such deviation of actual versus expected performance could include excess or insufficient liquidity in future periods. Excess liquidity, in turn, could result in reduced profitability on one or more product lines. Insufficient liquidity could result in the need to generate liquidity through borrowing, asset sales or other means. The Company believes that adherence to its asset/liability management programs will provide sufficient profitability and liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. On a historical basis, the Company has not needed to liquidate assets to ensure sufficient cash flows. Borrowing lines on a secured and unsecured basis are maintained to provide additional liquidity, if needed.

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

In recent years, credit defaults in the marketplace have increased significantly relative to historical norms. The increase in the default rate has been attributed to several factors, including the economic slowdown experienced by the U.S. economy, the increased use of leverage by corporate issuers, fraud and adverse legal judgments against corporations, among others. A default by a rated issuer usually involves some loss of principal to the investor, as evidenced by the write-downs taken by the Company. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring.

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

As market interest rates fluctuate, so will the value of the Company’s investment portfolio and its stockholders’ equity. At September 30, 2004, the Company had an unrealized investment gain of $52.2 million (net of related taxes, policyholder account balances and deferred acquisition costs), compared to $46.9 million at year-end 2003. This increase is primarily the result of changes in the term structure of interest rates and the tightening in credit spreads within the corporate bond market. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

Item 5.   Other Information

3520 Broadway, Kansas City, MO 64111                     Contact: Tracy W. Knapp, Chief Financial Officer,
                                                                        (816) 753-7299, Extension 8216

For Immediate Release: November 5, 2004, press release reporting financial results for the third quarter of 2004.

Kansas City Life Announces Third Quarter 2004 Results

        Kansas City Life Insurance Company recorded an increase in third quarter net income of 49% to $11.5 million or $0.97 per share relative to the third quarter of 2003. The Company posted net income of $24.7 million or $2.07 per share for the nine months ended September 30, 2004, an improvement of $22.8 million from the prior year. The largest factor contributing to the improved results was the favorable change in realized investment gains and losses. In addition, increased investment income from growth in invested assets enhanced the Company’s year-to-date results.

        The Company recognized realized investment gains of $2.8 million for the quarter and $4.3 million for the nine months, compared to realized investment losses of $5.1 million and $36.1 million for the same periods in 2003. These results reflect the improved economy and general progress in the performance of corporate credit markets, along with consistent gains on the sale of real estate.

        Insurance premiums and deposits on policyholder contracts declined for the third quarter and the first nine months of 2004, compared to 2003. This decline was primarily due to lower sales of annuities, which were at an elevated level during 2003 due to strong customer preference for fixed-rate products. However, included in the 2004 results are significant year-to-date increases in premiums for traditional life insurance and deposits on policyholder contracts for universal life and variable universal life insurance. These results are due in large part to the addition of GuideOne Life, which was acquired on June 30, 2003, along with the Company’s continuing emphasis on growth in the life protection product lines.

        The Company also experienced favorable benefits and expenses, which declined by 12.3% for the third quarter and 3.9% for the nine-month period. Contributing to these changes are efficiencies being gained through the integration of operations from GuideOne Life, along with reduced sales of annuities.

        On October 25, 2004, the Board of Directors declared a quarterly dividend of $0.27 per share, payable on November 22, 2004 to stockholders of record on November 8, 2004.

        Also on October 25, 2004, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million with an expected gain on the sale of approximately $1.9 million. The sale of the Bank will allow us to improve our focus on our core business of providing life insurance. The sale is expected to close during the first quarter of 2005, subject to the required approval by the Office of Thrift Supervision.

        While we are pleased with the Company’s improved quarterly results, we certainly believe that the market and economic environment offer opportunities for continued improvements over time. Our concerted effort to expand life insurance sales will continue to yield benefits to our shareholders and policyowners, and we are committed to pursuing this course.

        Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $446 million in 2003, and assets and life insurance in force were $4.6 billion and $32.2 billion, respectively, as of December 31, 2003. The Company operates in 48 states and the District of Columbia. For further information please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces
Third Quarter 2004 Results
November 5, 2004; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

                                Quarter ended                   Nine months ended
                                 September 30                      September 30
                              2004           2003              2004           2003

Revenues                  $   117,814    $   121,350      $   348,767   $    320,197

Net income                $    11,533    $     7,728      $    24,650   $      1,805

Net income per share,
    basic and diluted     $      0.97    $      0.65      $      2.07   $       0.15

Dividends paid            $      0.27    $      0.27      $      0.81   $       0.81

A quarterly dividend of $.27 per share will be paid November 22, 2004 to shareholders of record as of November 8, 2004.

Average number of shares outstanding          11,931,172       11,929,321         11,928,520      11,949,992

Item 6.   Exhibits.

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

Date:     November 5, 2004