Form 10-K
period 2004-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2005-03-15
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	For the Transition Period from	to

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered

None	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of December 31, 2004, 11,946,393 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) of Kansas City Life Insurance Company held by non-affiliates was approximately $175,754,915.

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

PART I.................................................................................................................................	3

Item 1. Business......................................................................................................................	3
Item 2. Properties.....................................................................................................................	3
Item 3. Legal Proceedings..............................................................................................................	4
Item 4. Submission of Matters to a Vote of Security Holders............................................................................	4

PART II..................................................................................................................................	5

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.........................................................................................................................................	5
Item 6. Selected Financial Data..........................................................................................................	7
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations......................................	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................................................	27
Item 8. Financial Statements and Supplementary Data......................................................................................	30
Consolidated Balance Sheets............................................................................................................	30
Consolidated Statements of Income......................................................................................................	31
Consolidated Statements of Stockholders’ Equity...................................................................................	32
Consolidated Statements of Cash Flows...................................................................................................	33
Notes to Consolidated Financial Statements...............................................................................................	34
Report of Independent Registered Public Accounting Firm...................................................................................	61
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................	63
Item 9A. Controls and Procedures............................................................................................................	63
Item 9B. Other Information..................................................................................................................	63

PART III..................................................................................................................................	64

Item 10. Directors and Executive Officers of the Registrant..............................................................................	64
Item 11. Executive Compensation..........................................................................................................	67
Item 12. Security Ownership of Certain Beneficial Owners and Management......................................................................	70
Item 13. Certain Relationships and Related Transactions....................................................................................	75
Item 14. Principal Accounting Fees and Services..............................................................................................	75

PART IV.....................................................................................................................................	76

Item 15. Exhibits, Financial Statement Schedules............................................................................................	76

Signatures................................................................................................................................	78
Supplemental Information...............................................................................................................................	79

Schedule I – Summary of Investments – Other Than Investments in Related Parties..............................................	79
Schedule II – Condensed Financial Information of Registrant.......................................................................	80
Schedule III – Supplementary Insurance Information................................................................................	83
Schedule IV – Reinsurance Information.............................................................................................	84
Schedule V – Valuation and Qualifying Accounts....................................................................................	85

PART I

Item 1. BUSINESS

Kansas City Life Insurance Company (KCL or the Company) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

The Company primarily operates in four business segments: Kansas City Life Insurance Company, divided between its individual and group businesses, and its two insurance subsidiaries, Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). KCL markets its individual products, principally term, traditional, interest sensitive and variable products, through a nationwide sales force of independent general agents and these products generate 51% of consolidated revenues from customers. The group products, largely life, dental, disability and administrative claims paying services only, are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. Group revenues account for 17% of revenues from customers. Kansas City Life operates in 48 states and the District of Columbia. Sunset Life markets term, traditional, interest sensitive and traditional products to individuals through a sales force of independent general agents. Sunset Life operates in 43 states and the District of Columbia. This segment provides 6% of revenues from customers. The Old American segment sells final expense insurance products nationwide through its general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American operates in 46 states and the District of Columbia and accounts for 26% of consolidated revenues from customers.

Old American and Sunset Life’s administrative and accounting operations are part of KCL's home office. However, each entity operates a separate and independent field force.

KCL and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products.

KCL and its subsidiaries have 546 full time employees located in the home office. The Company considers relations with its employees to be good.

The Company operates in the life insurance sector of the financial services industry in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominate any of the markets in which the Company operates.

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

Item 2. PROPERTIES

KCL's home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five story buildings on an eight acre site.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS

Kansas City Life Insurance Company

3520 Broadway

Post Office Box 219139

Kansas City, Missouri 64121-9139

Telephone: (816) 753-7000

Fax: (816) 753-4902

Internet: http://www.kclife.com

E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders will be held at

9 a.m. Thursday, April 21, 2005, at Kansas City Life's corporate headquarters.

TRANSFER AGENT

Cheryl Keefer, Assistant Secretary

Kansas City Life Insurance Company

Post Office Box 219139

Kansas City, Missouri 64121-9139

10-K REQUEST

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS

As of January 31, 2005, Kansas City Life had approximately 585 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION

Stock Quotation Symbol

NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

	Bid		Dividend
	High	Low	Paid
	(per share)
2004:
First quarter	$47.86	$42.05	$0.27
Second quarter	43.19	36.65	0.27
Third quarter	44.59	39.60	0.27
Fourth quarter	49.99	39.50	0.27
			$1.08
2003:
First quarter	$43.22	$37.50	$0.27
Second quarter	45.23	39.27	0.27
Third quarter	49.12	40.01	0.27
Fourth quarter	48.43	44.16	0.27
			$1.08

A quarterly dividend of $.27 per share was paid February 22, 2005.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(amounts in thousands, except share data)

	2004	2003	2002	2001	2000
Revenues:
Insurance revenues	$250,101	$272,644	$248,581	$249,085	$254,387
Net investment income	197,975	194,763	194,235	203,091	207,174
Realized investment gains (losses)	45,929	(29,280)	(18,240)	(15,748)	(3,871)
Other revenues	8,468	9,387	14,779	11,270	13,215
Total revenues	$502,473	$447,514	$439,355	$447,698	$470,905

Net income	$57,687	$14,793	$31,549	$29,922	$49,083

Per common share:
Net income, basic and diluted	$4.83	$1.24	$2.63	$2.49	$4.08

Cash dividends to stockholders	$1.08	$1.08	$1.08	$1.08	$1.00

Stockholders' equity	$58.00	$54.04	$49.81	$47.04	$44.28

Assets	$4,666,146	$4,549,687	$3,865,252	$3,774,106	$3,648,236
Notes payable	92,220	133,670	97,241	96,779	41,520
Stockholders' equity	692,896	644,438	597,497	565,684	532,254
Life insurance in force	$30,980,928	$32,216,624	$26,591,093	$26,644,910	$26,938,904

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2004 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

Overview

Kansas City Life Insurance Company (the Company) is a financial services company. The Company offers a full line of term, traditional, interest sensitive, and variable life and annuity insurance products, in addition to a wide variety of group life and group accident and health insurance products; and is licensed in 48 states and the District of Columbia. The Company’s principal subsidiaries are Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). Sunset Life is a full line life insurance and annuity carrier and is licensed in 43 states and the District of Columbia. Most Sunset Life agents are also licensed to sell products of Kansas City Life Insurance Company. Old American, which specializes in final expense insurance for seniors, is licensed in 46 states and the District of Columbia. The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both its proprietary and non-proprietary variable insurance products and mutual funds. The Company offers banking services through its subsidiary Generations Bank, such as deposit accounts, loans and internet banking. However, in late 2004 the Company signed a definitive sales agreement to sell Generations Bank, pending regulatory approvals in 2005.

Business Changes

On October 25, 2004, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million to Generations Bancorp, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close during the third quarter of 2005. The bank subsidiary and the results of operations are not material to the financial statements of the Company and are not disclosed separately.

On December 14, 2004, the Company signed an asset purchase agreement to sell its administrative claims paying services contracts as a defined block of business to The Epoch Group, L. C. for $0.2 million on January 1, 2005. The administrative claims paying services, marketed as KCL Benefit Solutions, are part of the group insurance business segment. One-half of the purchase price is due in February 2005. The other half is due in subsequent years, subject to certain persistency contingencies. This block of business and the results of operations are not material to the financial statements of the Company and are not disclosed separately.

On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The purchase price of the acquisition was $59.4 million and added $393.1 million in assets on the acquisition date, including an identifiable intangible asset called the value of business acquired (VOBA) of $38.0 million. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life Insurance Company. For segment reporting purposes, GuideOne is included in the Kansas City Life - Individual Insurance segment.

The acquisition of GuideOne expanded the scope of the Company’s individual insurance business, including the introduction of new marketing opportunities through an exclusive marketing arrangement with the agents of the GuideOne Mutual Company (property casualty insurance carrier and former parent). The Company has benefited from efficiencies and improved economies of scale in terms of managing and administering the acquired insurance business.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;
•	Increasing competition, which may affect the Company’s ability to sell its products;
•	Customer and agent response to new products, distribution channels and marketing initiatives;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

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

Deposits relate to insurance products that include universal life, variable life, variable annuities, fixed deferred annuities and deposit products without life contingencies. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue, but revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the services are provided.

Sales or New Business Production

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are a measure of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use including bulk, excess, and quota share arrangements on both coinsurance and morality/morbidity only basis. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility, reducing surplus strain, and protecting against mortality deterioration on closed blocks. At the customer level it increases our capacity, provides access to additional underwriting expertise, and generally makes it possible for us to offer products at competitive levels that we could not otherwise bring to market without reinsurance support. Reinsurance is an actively managed tool that has increased in importance over recent years and will continue to play a role in the Company’s future.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, immediate annuities and accident and health insurance. Generally, benefits are payable over an extended period of time and the reserves established for future policy benefits are dependent on the assumptions used in the pricing of the products. Principal assumptions used in pricing policies and in the establishment of reserves for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

Policyholder Account Balances

Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts. The account balances for universal life contracts are equal to cumulative premiums, less contract charges, plus interest credited. The account balances for fixed deferred annuities and investment-type contracts are equal to the cumulative deposits less any applicable contract charges plus interest credited. The profitability of these products is also dependent on principal assumptions similar to traditional insurance products, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. On an annual basis a review is performed and if it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.

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

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, all securities are reviewed where market value is less than ninety percent of amortized cost for six months or more to determine whether impairments need to be taken. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Consolidated Results of Operations

In 2004, the Company’s net income increased $42.9 million from the prior year, to a total of $57.7 million. Net income per share increased 290% in 2004 to $4.83, compared with $1.24 for 2003 and $2.63 for 2002. The change was primarily due to an increase in realized investment gains. In late December 2004, the Company sold a significant real estate property that generated $26.4 million in realized investment gains, net of income taxes.

Net income, excluding the effects of realized investment gains and losses and related tax effects, decreased 18% to $27.8 million in 2004, compared to $33.8 million in 2003 and $43.4 million in 2002.

Total revenues grew 12%, largely due to net realized investment gains in 2004 compared with net realized investment losses a year ago. This improvement, coupled with increases in net investment income and contract charges, primarily from the GuideOne acquisition, more than offset the decline in premiums and the increase in reinsurance ceded.

The Company’s effective income tax rate increased in 2004 from a tax rate benefit of 60% in 2003 to a tax rate expense of 29%. This change was primarily due to the increase in realized investment gains in 2004. The Company’s effective income tax rate decreased in 2003 from a tax expense of 17% in 2002, to a tax rate benefit of 60%. This change was primarily due to the increase in realized investment losses in 2003. The Company’s effective income tax rate was reduced by low income housing tax credits by 5% in 2004, 41% in 2003 and 12% in 2002; and the resolution and settlement of prior year income tax liabilities.

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

There was a decline in premiums and deposits from 2003, which was largely the result of lower sales of fixed deferred and immediate annuities. These declines were due to a change in consumer preferences for fixed–rate products in the low interest rate environment and changes made by the Company to its fixed deferred and immediate annuity products and distribution efforts. In August of 2003, the Company introduced a new fixed deferred annuity with lower interest guarantees that replaced previous products with higher interest guarantees. In addition, the Company has focused its distribution efforts on agencies that write a balanced mix of life and annuity products, which has resulted in a lower volume of annuity sales.

New premiums declined 38% in 2004, primarily due to a 61% decrease in immediate annuity sales. In 2003, new premiums rose 85% versus 2002, primarily due to a 280% increase in the sale of immediate annuities. Annuity sales slowed in the second half of 2003, due in part to the Company’s emphasis on life insurance sales and changes in the marketplace. Immediate annuity sales in 2004 were 47% greater than 2002.

New Individual life insurance premium sales increased 10% for 2004 and 3% for 2003. These increases were due to the addition of GuideOne at June 30, 2003 and an overall emphasis on life insurance sales. In 2004, new group life premium sales decreased 23% and new group accident and health premium sales decreased 8%. In 2003, new group life premium sales increased 36%, and new group accident and health premium sales were level. Third party group marketing arrangements continue to generate sales in both the long-term disability and stop loss lines. Renewal premiums grew 2% in 2004 after declining 4% in 2003.

	2004	%	2003	%	2002
New premiums:
Individual life insurance	$13,420	10	$12,247	3	$11,847
Immediate annuities	14,137	(61)	36,569	280	9,612
Group life insurance	1,507	(23)	1,952	36	1,437
Group accident and health insurance	11,755	(8)	12,833	-	12,811
Individual accident and health insurance	416	(84)	2,610	-	-
Total new premiums	41,235	(38)	66,211	85	35,707
Renewal premiums	147,646	2	145,257	(4)	150,577
Total premiums	$188,881	(11)	$211,468	14	$186,284

New deposits declined 41% in 2004 after increasing 42% in 2003, largely due to fixed deferred annuity sales which decreased 52% in 2004 but increased 45% in 2003. New deposits on universal life products increased 14% in 2004 and 19% in 2003. For 2004, new variable annuity deposits decreased 16% while new variable universal life deposits increased 10%. Sales of variable products have remained slow during 2004, reflecting the moderate performance of the equity markets. Renewal deposits increased 9% for 2004 and 6% for 2003.

	2004	%	2003	%	2002
New deposits:
Universal life insurance	$10,784	14	$9,448	19	$7,947
Variable universal life insurance	3,407	10	3,093	(58)	7,316
Fixed deferred annuities	69,769	(52)	145,057	45	100,148
Variable annuities	32,356	(16)	38,293	68	22,795
Total new deposits	116,316	(41)	195,891	42	138,206
Renewal deposits	154,817	9	142,198	6	133,904
Total deposits	$271,133	(20)	$338,089	24	$272,110

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues were down 8% or $22.5 million in 2004 at $250.1 million, while 2003 was up 10% over 2002. Premiums were down 11% in 2004 after increasing 14% in 2003. Contract charges earned in 2004 increased due to the addition of GuideOne’s portfolio of universal life and fixed deferred annuity products for a full year. Prior to 2003, contract charges had decreased due to a reduction in policy expense loads assessed against policyholder account balances. Reinsurance ceded has increased from $43.2 million in 2002 to $48.8 million in 2003 and $54.5 million in 2004. The Company has expanded its use of reinsurance over the past few years and uses reinsurance as a means to mitigate its risks. In 2004, reinsurance ceded increased $5.7 million over 2003, primarily due to group accident and health products. This reinsurance reduces the Company’s adverse fluctuations on the more volatile long-term disability and stop loss products. In addition, the

GuideOne acquisition resulted in an increase to reinsurance ceded in the individual life and individual accident and health product lines.

Insurance revenues are affected by the level of new sales, the type of products sold, and the persistency of policyholders, all of which may be influenced by economic conditions, as well as competitive forces. Consumers continue to desire a broad portfolio of products with safety and competitive return objectives, which the Company strives to provide. The Company’s full range of products, including its variable insurance products, allow policyholders to participate in both the equity and fixed income markets; and, interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Investment Revenues

Net investment income increased slightly in 2004 to $198.0 million, an increase of $3.2 million over 2003. In 2004, the volume of invested assets increased over the year, but the impact to investment income was partially offset by lower investment yields. In 2003, the income from higher asset levels was directly offset by lower investment yields.

Included in net investment income, income from fixed maturity securities increased by $10.4 million or 7% in 2004 from the prior year. This improvement was due, in part, to increased balances of fixed maturity security investments of $147.6 million or 5%. In addition, the Company changed the mix of fixed maturity securities, as mortgage-backed securities declined $77.9 million and corporate bonds increased $205.1 million. Partially offsetting the improved income from fixed maturity securities was a decline in income from mortgage loans of $3.3 million and short-term and other investments of $3.8 million. The decline in income from mortgage loans was primarily due to prepayments of commercial mortgages, which resulted in a $26.0 million reduction in mortgage loan balances during 2004.

As discussed above, the Company recorded net realized investment gains in 2004 of $45.9 million. This was a $75.2 million improvement from net realized investment losses of $29.3 million in 2003. The change was largely due to the sale of a significant real estate property. The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

Realized Investment Gains and Losses	2004	2003	2002
Gross gains resulting from:
Sales of investment securities	$8,545	$9,467	$9,809
Investment securities called	1,242	2,469	2,148
Sales of real estate	44,735	9,107	8,644
Other investment gains	443	-	-
Total gross gains	54,965	21,043	20,601
Gross losses resulting from:
Sales of investment securities	(8,237)	(20,443)	(19,216)
Write-downs of investment securities	(555)	(29,824)	(18,200)
Investment securities called	(476)	(839)	(1,012)
Other investment losses	(72)	(96)	(783)
Total gross losses	(9,340)	(51,202)	(39,211)
Amortization of deferred acquisition costs	304	879	370
Realized investment gains (losses)	$45,929	$(29,280)	$(18,240)

The Company realizes investment gains and losses in the normal course of business from several sources. The most consistent source of realized gains and losses is from investment security sales. Although sales of securities have resulted in significant net losses during 2002 and 2003, sales of securities resulted in a net gain of $0.3 million in 2004. Sales of securities are generally the result of changes in the relative credit position of the issue or issuer, along with the requirements of managing the Company’s asset and liability position. Other sources of realized investment gains and losses include write-downs of investment securities, investment securities that are called, sales of real estate and other miscellaneous investment gains and losses.

Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price. Depending upon the terms of the call provision and price at which the security was purchased, a realized gain or loss may be realized. Called securities have resulted in net realized gains during 2004 and the two prior years.

The most significant source of realized investment gain or loss during the past three years was the $44.7 million in realized gains from sales of real estate recorded during 2004. More than 90% of these gains were from the sale of the Company’s 50% interest in a portfolio of properties near Paradise Valley Mall, referred to as Paradise Village properties in Phoenix, Arizona. The property interests were sold in two transactions that were completed in late December 2004 for a total of $54.3 million. Fifty million of this total was attributable to the Company selling most of the property interests to the other 50% owner. The remaining $4.3 million represented the sale of certain properties to a third party.

The Company has a long history of investment in real estate. Real estate investments totaled $91.5 million at December 31, 2004 and $112.7 million at December 31, 2003. Property types include office, industrial, multi-family and single-family residential. Properties have been acquired through individual purchases, build-to-suit and speculative development, and acquisition of other life insurance company investment portfolios. The Company generally maintains its ownership interest in these properties with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. As evidenced by the realized investment gains from sales of real estate of $44.7 million in 2004, $9.1 million in 2003 and $8.6 million in 2002, the Company periodically sells certain real estate assets.

The Company maintained its interests in the Paradise Village properties for more than twenty years. During this period, the land was improved and primarily retail properties were developed and leased. As with the entirety of the Company’s real estate portfolio, the Paradise Village properties were consistently evaluated for continued holding or sale. Changes in the demographic and competitive markets near the properties, along with relative values of retail properties in the Phoenix, Arizona market were factors in the Company’s decision to sell the Paradise Village properties.

Other investment gains and losses can include the impact of a variety of smaller investment transactions. These can include changes in the Company’s valuation reserve for losses in the commercial mortgage portfolio.

The following table provides credit quality information on fixed maturity securities as determined by one of the nationally recognized ratings firms as of December 31, 2004.

			% of
Investment	Amortized	Fair	Fair
Quality	Cost	Value	Value

Investment grade	$2,742,881	$2,830,075	96
Below investment grade	120,900	132,039	4
	$2,863,781	$2,962,114

In recent years, the bond and equity markets have been adversely affected by large bankruptcy filings, defaults by companies within certain industries and broad sector difficulties combined with a stressed economy. Among the industry sectors that were particularly affected were airlines, energy and telecommunications.

At the end of each quarter, all securities are reviewed where market value is less than ninety percent of amortized cost for six months or more to determine whether impairments need to be taken. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss. The Company's analysis identified $0.6 million in other than temporary declines in value in 2004. For 2003, the Company recorded a $29.8 million in other than temporary declines in value, which were largely due to investments in the airline industry. At year-end 2004, there were no investment securities in a distressed position greater than six months.

The following table provides asset class detail of the investment portfolio. Fixed maturity and equity securities represented 81% of the entire investment portfolio, up from 79% in 2003. This increase in the proportion of investment securities was primarily due to the purchase of additional corporate bonds from policyholder cash flows and reductions in mortgage loans, real estate, policy loans and short-term investments.

Percent of Invested Assets	2004		2003
	Amount	%	Amount	%
Fixed maturity securities	$2,962,114	79	$2,814,485	77
Equity securities	63,099	2	63,808	2
Mortgage loans	430,632	12	456,656	13
Real estate	91,519	2	112,691	3
Policy loans	108,546	3	114,420	3
Short-term	67,980	2	71,823	2
Other	2,081	-	903	-
Total	$3,725,971	100	$3,634,786	100

The securities portfolio had unrealized gains, net of related taxes, of $52.1 million at year-end 2004. The portfolio was broadly diversified across sectors. A variety of measures have been employed to manage the portfolio’s credit and interest rate risks, as discussed later in this document in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Mortgage loans comprise 12% of the investment portfolio, down from 13% at the end of 2003. Approximately 95% of the mortgages are commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past two years. Prepayments rose in both 2004 and 2003 due to the lower interest rate environment. The portfolio’s estimated fair value exceeded its carrying value by $13.0 million as of year-end 2004. In 2003, the portfolio’s estimated fair value exceeded its carrying value by $21.6 million. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

Real estate investments represented approximately 2% of the investment portfolio, down from 3% in 2003. The decline in real estate assets was primarily the result of the sale of the Paradise Village properties in Phoenix, Arizona. The sale price totaled $54.3 million and the transaction was completed in late December 2004. The buyer of the real estate assumed the outstanding debt on the property of $15.3 million. This sale generated a $26.4 million realized gain, net of income taxes.

Real estate investments consist principally of office buildings, industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The real estate properties’ estimated fair value is well above the carrying value. Real estate sales generated $44.7 million in net gains this year, compared to $9.1 million and $8.6 million in 2003 and 2002, respectively.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 11% or $22.8 million in 2004 and increased 11% or $20.6 million in 2003. The major factor was the change in reserves for future policy benefits due to immediate annuity sales.

Death benefits were up 1% in 2004, primarily as a result of a full year’s inclusion of the business obtained in the GuideOne acquisition compared to the six months of 2003. Excluding the effect of the GuideOne acquisition, there was no significant variation in mortality experience over the period 2002 through 2004.

Policyholder benefits for group accident and health declined in both 2004 and 2003, primarily due to the elimination of certain third party marketing arrangements.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances, and account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances increased $4.2 million in 2004 and $4.7 million in 2003 due to higher account balances. The higher account balances were due to the GuideOne acquisition in 2003 and new and renewal deposits. The impact of increased account balances was partially offset by lower crediting rates. The average interest rate credited to policyholder account balances was 4.59% in 2004, 4.95% in 2003 and 5.35% in 2002.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

In 2004, the amortization of DAC was $33.2 million compared with $31.1 million for 2003. The increase is largely due to the unlocking of DAC assumptions in 2003, which reduced the amortization of DAC by $1.8 million. The Company evaluates the assumptions used in the amortization of deferred acquisition costs on a regular basis. As warranted by a combination of historical results and expected future trends, the Company may unlock these assumptions and, accordingly, increase or decrease the deferred acquisition costs. As a result, the amortization of DAC decreased in 2003 and 2002 in the amount of $1.8 million and $8.4 million, respectively. In 2004, the Company’s experience was in line with assumptions established in 2003 and unlocking of the assumptions and the resultant change in DAC was not material to the financial statements.

The amortization of VOBA was $7.4 million in 2004, $7.0 million in 2003 and $7.2 million in 2002. Additional VOBA of $38.0 million was established on June 30, 2003 due to the acquisition of GuideOne.

Operating Expenses

Operating expenses consist of commissions and production allowances, the capitalization of commission and production allowances on certain products, and expenses from company operations. In total, operating expenses declined 1% in 2004 due to the decline in commissions and the capitalization thereon. However, expenses from operations increased in 2004 primarily due to three factors. First, an increase in independent public accounting firm fees due to the requirements of the Sarbanes-Oxley Act. Second, the Company’s consolidation of business activities of the GuideOne acquisition into the home office. Finally, in 2003, the Company received a reimbursement on a legal claim that resulted in a reduction of legal fees. Operating expenses increased in 2003 due to increased commissions and increased pension expense.

Income Taxes

In 2004, the Company recorded income tax expense of $24.0 million or 29% of income before tax, versus a tax benefit of $5.6 million or 60% of income before tax for 2003. The income tax for 2002 was an expense of $6.3 million or 17% of income before tax. Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses and affordable housing tax credits.

The income tax rate in the three years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $4.2 million or 5% of income before tax and a benefit of $3.7 million or 40% for 2004 and 2003, respectively. The effect of the affordable housing credits for 2002 was a benefit of $4.5 million or 12% of income before tax.

The Company establishes contingent tax liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. In 2003, the Company’s effective tax rate was reduced by the reversal of a contingent tax liability relating to 1999, a tax year that closed in 2003. The reversal of previously accrued taxes was a benefit of $4.1 million or 44% of income before tax for 2003. There were no reversals of previously accrued taxes in 2004.

Operating Results by Segment

The Company manages its performance through four business segments: the individual insurance business of Kansas City Life in the parent company, the group insurance operation in the parent company, and its two life insurance subsidiaries: Sunset Life and Old American. The following describes and analyzes the financial performance of each of these four segments. Refer to Note 8 - Segment Information in the Notes to the Consolidated Financial Statements.

Kansas City Life Insurance Company – Individual Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Individual Insurance business segment for the years ended December 31.

	2004	2003	2002
Insurance revenues:
Premiums	$56,580	$72,611	$39,938
Contract charges	92,889	86,957	81,258
Reinsurance ceded	(23,842)	(21,523)	(17,039)
Total insurance revenues	125,627	138,045	104,157
Investment revenues:
Net investment income	156,522	151,316	145,538
Realized investment gains (losses)	45,646	(18,755)	(13,308)
Other revenues	5,314	6,135	6,517
Total revenues	333,109	276,741	242,904

Policyholder benefits	107,649	117,570	88,476
Interest credited to policyholder account balances	79,398	75,113	68,912
Amortization of deferred acquisition costs
and value of business acquired	21,347	19,544	14,932
Operating expenses	59,478	58,087	52,634
Total benefits and expenses	267,872	270,314	224,954

Income before income tax expense (benefit)	65,237	6,427	17,950

Income tax expense (benefit)	19,313	(4,466)	2,321

Net income	$45,924	$10,893	$15,629

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products, principally term life and immediate annuities; and contract charges on interest sensitive insurance products, namely universal life, fixed deferred annuities and variable life and annuities. In 2004, this segment received 38% of its direct insurance revenues from premiums on traditional products, down 8% from the prior year. This decrease in premiums and deposits from 2003 was attributable to a decrease in sales of fixed deferred and immediate annuities. These declines were due to a change in consumer preferences for fixed-rate products in the low interest rate environment of recent years and changes made by the Company to its fixed deferred and immediate annuity products and distribution efforts during 2003. In August of 2003, the Company introduced a new fixed deferred annuity with lower interest guarantees that replaced previous products. In addition, the Company has refocused its distribution efforts on agencies that market a balanced mix of life and annuity products, which has resulted in a lower volume of annuity sales.

Contract charges increased $5.9 million or 7% in 2004. In 2003, contract charges increased $5.7 million or 7%. The increase in both years was due to the addition of GuideOne and a general aging of the business. The Company purchased GuideOne at June 30, 2003, and results included an increase reflecting the half-year activitiy. In 2004, GuideOne results were included for a full year of operations.

All of this segment’s products are marketed through a nationwide sales force of independent general agents. This segment is central to the Company’s overall performance since it generated 80% of consolidated net income in 2004 and 74% of consolidated net income in 2003. However, excluding the large realized investment gains and losses year-to-year, this segment generated 58% of net income in 2004 and 68% in 2003. Customer revenues consist of insurance revenues and other revenues. This segment produced 51% of customer revenues in both 2004 and 2003.

Premium information is provided in the table below. New premiums declined by 53% or $22.6 million in 2004, following a 209% increase in 2003. Growth in 2003 was primarily due to increased sales of immediate annuities, which was the result of previously mentioned trends. New premiums for individual life insurance increased 31% in 2004, reflecting an increased focus on the life insurance business. Renewal premiums increased 22% due to individual life insurance, primarily from the GuideOne acquisition.

	2004	%	2003	%	2002
New premiums:
Individual life insurance	$5,340	31	$4,080	(3)	$4,215
Immediate annuities	14,075	(61)	35,765	275	9,530
Individual accident and health insurance	416	(84)	2,610	-	-
Total new premiums	19,831	(53)	42,455	209	13,745
Renewal premiums	36,749	22	30,156	15	26,193
Total premiums	$56,580	(22)	$72,611	82	$39,938

Deposit information is provided in the table below. New deposits decreased 38% or $67.8 million in 2004, following a 54% increase in 2003. In 2004, the decrease was largely due to lower fixed deferred annuity sales. In 2003, the growth was driven by universal life insurance, fixed deferred annuities, and variable annuities; offset with a decrease in variable universal life insurance. Deposit growth in 2003 primarily resulted from expanded distribution through independent general agents.

As previously mentioned, new fixed deferred annuity deposits declined. Also, new variable annuity deposits were lower due to moderate performance of the equity markets. However, new universal life deposits increased 43% in 2004 and 39% in 2003, reflecting both an increased focus on life insurance and the GuideOne acquisition. New variable life insurance deposits grew 10% during 2004. Renewal deposits increased 10% versus 2003, following an 8% increase in 2003 over 2002. This primarily reflects increased annuities and business acquired from GuideOne.

	2004	%	2003	%	2002
New deposits:
Universal life insurance	$9,602	43	$6,727	39	$4,847
Variable universal life insurance	3,407	10	3,093	(58)	7,316
Fixed deferred annuities	66,521	(49)	131,611	60	82,058
Variable annuities	32,356	(16)	38,293	68	22,795
Total new deposits	111,886	(38)	179,724	54	117,016
Renewal deposits	122,671	10	111,374	8	103,537
Total deposits	$234,557	(19)	$291,098	32	$220,553

Insurance revenues, excluding the reduction for reinsurance ceded, decreased 6% in 2004 and increased 32% in 2003. The decrease in annuity premiums in 2004 was partially offset by growth in life insurance premiums and contract charges, primarily resulting from the GuideOne acquisition.

Net investment income grew 3% in 2004 and increased 4% in 2003 versus 2002. Investment income is driven by changes in both interest rates and asset levels. The overall investment yields declined in both 2004 and 2003. However, the impact of declining yields in 2004 and 2003, was more than offset by increases in asset levels. The additional assets were primarily generated from the increase in annuity sales, as discussed above, both in terms of premiums and deposits, along with the GuideOne acquisition.

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 8% or $9.9 million in 2004 and increased 33% or $29.1 million in 2003. The major factor was the change in reserves for future policy benefits due to immediate annuity sales.

Death benefits were up 11% in 2004, primarily as a result of a full year’s inclusion of the business obtained in the GuideOne acquisition compared to the six months of 2003. Excluding the effect of the GuideOne acquisition, there was no significant variation in mortality experience over the period 2002 through 2004.

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances, and account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances increased $4.3 million in 2004 and $6.2 million in 2003 due to higher account balances. The higher account balances were due to the GuideOne acquisition in 2003 and new and renewal deposits. The impact of increased account balances was partially offset by lower crediting rates.

The amortization of deferred acquisition costs has fluctuated over the past three years due to unlocking adjustments for assumption changes, which reflect the emergence of actual profit margins that were better than expected. The amortization of deferred acquisition costs were reduced as follows: $0.1 million in 2004, $1.3 million in 2003, and $5.9 million in 2002.

Operating expenses include commissions, the capitalization of certain commissions, expenses on operations and other expenses. While commissions and capitalization of those commission decreased, operating expenses increased due to increased public accounting fees associated with Sarbanes-Oxley activities and the consolidation of the GuideOne policy administration activities into the home office.

Net income in this segment increased by 322% compared with 2003, primarily reflecting the improved realized investment gains. Non-insurance subsidiaries are included in this segment, but they are not material to results of the segment.

Kansas City Life Insurance Company – Group Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Group Insurance business segment for the years ended December 31.

	2004	2003	2002
Insurance revenues:
Premiums	$52,935	$56,266	$62,122
Reinsurance ceded	(10,552)	(6,648)	(5,211)
Total insurance revenues	42,383	49,618	56,911
Investment revenues:
Net investment income	323	281	390
Other revenues	2,313	2,752	4,492
Total revenues	45,019	52,651	61,793

Policyholder benefits	27,959	35,727	41,081
Operating expenses	19,710	22,644	23,012
Total benefits and expenses	47,669	58,371	64,093

Loss before income tax benefit	(2,650)	(5,720)	(2,300)

Income tax benefit	(795)	(1,716)	(690)

Net loss	$(1,855)	$(4,004)	$(1,610)

The Company offers several insurance products in the group segment: dental, short- and long-term disability, group life, and stop loss. Also, this segment offered administrative claims paying services, marketed as KCL Benefit Solutions, through year-end 2004.

During the fourth quarter of 2004, the Company entered into an agreement to discontinue its administrative claims paying services in order to concentrate more directly on its core products. It is anticipated that this decision will reduce expenses which will result in a more profitable business segment. Administrative claims paying services generated 4% of total insurance and other revenues for this segment at year-end 2004 and 5% for 2003, but had difficulty generating adequate sales momentum in order to cover its costs. This line generated a $1.1 million loss for this segment in 2004, a $1.6 million loss in 2003 and a $0.8 million loss in 2002.

This segment’s products are sold through third party marketing arrangements, in addition to a nationwide sales force of independent general agents and group brokers. In 2004, the group segment generated 17% of the Company’s customer revenues, down from 18% in 2003. This segment generated a loss in 2004, but was 54% lower than the previous year.

The group insurance segment has experienced losses in each of the three years presented. Losses have been primarily generated from three business lines: the administrative claims paying services line, which was sold at year-end 2004; the dental line, which had one third-party marketing arrangement that did not meet profit expectations and which was sold at year-end 2003; and the disability lines which have had unfavorable claims experience. Improvement efforts are focused in four areas. First, discontinue lines of business or business arrangements that do not meet profit expectations; second, increase sales to take advantage of existing capacity at relatively fixed levels of direct costs; third, expand the use of technology to reduce expense levels; and fourth, add profitable new products to the portfolio.

Premium information is provided in the table below. New premiums were down 10% in 2004, following an increase of 4% in 2003. In 2004, the growth in new premiums for disability and stop loss insurance were offset by a decline in new premiums for dental insurance. Group life new premiums grew in 2003 due to the addition of a sizeable group in early 2003. New premiums for group dental insurance have fluctuated, as a new marketing arrangement was added in 2002 and another was terminated in 2003.

Total group premiums declined 6% in 2004 compared with 2003. The decline was primarily attributable to two factors. First, the loss of a significant third party marketing arrangement at the end of 2002, which largely affected renewal dental and administrative services revenue. Second, in 2002, the Company entered into a new third party marketing arrangement that provided an increase in new dental premiums in 2002. However, at December 31, 2003, the Company discontinued this marketing arrangement as the claims results were greater than anticipated. Partially offsetting these two factors, in late 2003, the Company entered into a new third party marketing arrangement that produced growth in disability and stop loss insurance premiums.

	2004	%	2003	%	2002
New premiums:
Group life insurance	$1,507	(23)	$1,952	36	$1,437
Group dental insurance	5,956	(34)	9,034	(24)	11,909
Group disability insurance	3,157	8	2,930	314	707
Other group insurance	2,642	204	869	346	195
Total new premiums	13,262	(10)	14,785	4	14,248
Renewal premiums	39,673	(4)	41,481	(13)	47,874
Total group premiums	52,935	(6)	56,266	(9)	62,122
KCL Benefit Solutions revenues	2,313	(16)	2,752	(37)	4,353
Total direct revenues	55,248	(6)	59,018	(11)	66,475
Reinsurance ceded	(10,552)	59	(6,648)	28	(5,211)
Total insurance and
other revenues	$44,696	(15)	$52,370	(15)	$61,264

The Company markets its group products primarily to small and mid-size organizations, often through other business partners such as third party marketers. Sales from these other business partners can disproportionately skew results. Occasionally these business partners may change insurance company providers due to their search for changes in service, product variability, or reduced costs. Also, the Company assesses each group customer’s profitability, claims ratios and other factors for potential to achieve desired results. Therefore, the results of the group segment have been impacted from occasional changes in business partners and affiliations with specific group customers.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined 22% or $7.8 million in 2004 and declined 13% or $5.4 million in 2003, primarily due to the elimination of certain third party marketing arrangements.

Operating expenses in this segment include commissions and expenses associated with operations. Expenses associated with operations in this segment are specifically and directly identified, but also include allocated expenses. Operating expenses declined in this segment due to a decrease in commissions related to the decline in sales, and a decrease in operating expenses due to staffing adjustments associated with the business changes.

Sunset Life Insurance Company of America

The following table presents financial data of the Sunset Life Insurance Company of America business segment for the years ended December 31.

	2004	2003	2002
Insurance revenues:
Premiums	$5,795	$6,758	$6,097
Contract charges	22,821	23,049	24,262
Reinsurance ceded	(14,351)	(14,062)	(13,603)
Total insurance revenues	14,265	15,745	16,756
Investment revenues:
Net investment income	27,871	29,282	32,147
Realized investment gains (losses)	380	(6,258)	(3,029)
Other revenues	841	411	1,590
Total revenues	43,357	39,180	47,464

Policyholder benefits	5,405	6,126	6,536
Interest credited to policyholder account balances	17,099	17,165	18,675
Amortization of deferred acquisition costs
and value of business acquired	5,562	4,517	4,118
Operating expenses	4,662	6,266	6,570
Total benefits and expenses	32,728	34,074	35,899

Income before income tax expense (benefit)	10,629	5,106	11,565

Income tax expense (benefit)	3,448	(72)	1,073

Net income	$7,181	$5,178	$10,492

Sunset Life markets term life insurance, universal life and annuity products to individuals through a sales force of independent general agents. Approximately 20% of its direct insurance revenues in 2004 and 23% in 2003 have been derived from traditional life insurance premiums, primarily term and immediate annuity insurance products. This segment produced 6% of consolidated customer revenues in both 2004 and 2003. Sunset Life recorded 12% of consolidated net income in 2004 and 35% in 2003. However, excluding realized investment gains and losses, net income accounted for 25% of consolidated results. This is down slightly from 27% a year ago. Sunset Life recorded net income of $7.2 million in 2004, up from $5.2 million in 2003.

Customer revenues declined in 2004 and 2003, largely due to a decline in immediate annuity sales. These revenues declined in 2003 due to a decrease in other revenues, largely supplementary contract considerations. Contract charges, principally from universal life business, declined 1% in 2004 and 5% in 2003, reflecting declining business volume.

Premium and deposit information is provided in the tables below. New premiums were down 70% or $1.0 million in individual life and immediate annuities. This segment, like the Kansas City Life Individual Insurance segment, has focused its sales on individual life business, thereby reducing the immediate annuity sales of 2003. New premiums in 2003 were up 128% from the prior year, as a result of the large sales of immediate annuities. Renewal premiums have been essentially flat for the three-year period. In 2002, Sunset Life reinsured 80% of the inforce mortality risk to protect against future mortality deterioration. This block accounts for approximately 60% of the reinsurance ceded for Sunset Life in 2004.

New deposits in 2004 were down 73%, due to lower deposits in both universal life insurance and fixed deferred annuities. These lower new deposits, primarily from fixed deferred annuities, followed a 24% decline in deposits during 2003. On average, renewal deposits have increased 3% over the three-year period.

	2004	%	2003	%	2002
New premiums:
Individual life insurance	$339	(38)	$551	8	$511
Immediate annuities	62	(92)	804	880	82
Total new premiums	401	(70)	1,355	128	593
Renewal premiums	5,394	-	5,403	(2)	5,504
Total premiums	$5,795	(14)	$6,758	11	$6,097

	2004	%	2003	%	2002
New deposits:
Universal life insurance	$1,182	(57)	$2,721	(12)	$3,100
Fixed deferred annuities	3,248	(76)	13,446	(26)	18,090
Total new deposits	4,430	(73)	16,167	(24)	21,190
Renewal deposits	32,146	4	30,824	2	30,367
Total deposits	$36,576	(22)	$46,991	(9)	$51,557

Net investment income declined 5% in 2004 and 13% over the past two years, due to lower investment yields. Additionally, realized investment gains were $0.4 million in 2004, versus a $6.3 million loss in 2003 and $3.0 million loss in 2002.

Policyholder benefits consist of death benefits (mortality), annuity benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 12% or $0.7 million in 2004 and decreased 6% or $0.4 million in 2003. The major factor was the change in reserves for future policy benefits due to immediate annuity sales. There was no significant variation in mortality experience over the period 2002 through 2004.

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances, and account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances decreased $0.1 million in 2004 and $1.5 million in 2003 because of lower crediting rates. The impact of lower crediting rates was partially offset by higher account balances. The higher account balances were due to new and renewal deposits.

At year-end 2001, a significant block of business was reinsured. The amortization of deferred acquisition costs (DAC) declined significantly in 2002, due to the unlocking of assumptions related to the reinsurance. In 2003, Sunset Life experienced an unlocking of deferred acquisition costs, which resulted in further reduced amortization. In 2004, DAC amortization returned to previous levels.

Operating expenses include commissions and production allowances, the capitalization of certain commission and production allowances, and expenses from company operations. Operating expenses declined 26% in 2004 due to a decrease in commissions resulting from the decline in the immediate annuity sales. In addition, expenses from the operations of the Company continue to decline over time due to improved operating efficiencies, lower sales and lower legal expenses.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the years ended December 31.

	2004	2003	2002
Insurance revenues:
Premiums	$73,571	$75,833	$78,127
Reinsurance ceded	(5,745)	(6,597)	(7,370)
Total insurance revenues	67,826	69,236	70,757
Investment revenues:
Net investment income	13,259	13,884	16,160
Realized investment losses	(97)	(4,267)	(1,903)
Other revenues	-	89	2,180
Total revenues	80,988	78,942	87,194

Policyholder benefits	44,142	48,491	51,242
Amortization of deferred acquisition costs
and value of business acquired	13,698	14,035	12,044
Operating expenses	14,681	12,998	13,302
Total benefits and expenses	72,521	75,524	76,588

Income before income tax expense	8,467	3,418	10,606

Income tax expense	2,030	692	3,568

Net income	$6,437	$2,726	$7,038

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories. Using direct response marketing, Old American provides agents with sales leads. Old American produced 26% of consolidated customer revenues in 2004, up from 25% in 2003 but down slightly from 28% in 2002. Old American’s net income increased in 2004, reflecting reduced realized investment losses and improved policy benefit ratios from favorable mortality. Net income totaled $7.0 million in 2002 and declined to $2.7 million in 2003, but increased to $6.4 million in 2004. This segment provided 11% of consolidated net income in 2004, down from 18% in 2003. However, excluding realized investment gains and losses, this segment provided 23% of net income in 2004, up from 16% in 2003.

Premium information is provided in the table below. New premiums increased 2% in 2004, and were up 7% in 2003. However, renewal premiums decreased 3% in 2004 and decreased by 4% in 2003. Old American continues to focus on the recruiting and development of new agencies and agents, as evidenced by the increases in new premiums in 2004 and 2003.

	2004	%	2003	%	2002

New premiums	$7,741	2	$7,616	7	$7,121
Renewal premiums	65,830	(3)	68,217	(4)	71,006
Total premiums	$73,571	(3)	$75,833	(3)	$78,127

Net investment income declined 14% in 2003 and 5% in 2004, due to the combination of lower investment yields and slightly lower asset levels. Realized investment losses equaled $0.1 million, $4.3 million and $1.9 million in 2004, 2003 and 2002, respectively.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 9% or $4.3 million in 2004 and decreased 5% or $2.8 million in 2003. The major factor in these changes was lower death benefits. In addition, the change in reserves for future policy benefits decreased due to lower premiums.

Policyholder benefit ratios (policyholder benefits divided by total revenues excluding realized investment gains) improved in 2004 compared with both 2003 and 2002, as identified in the table below. These results are reflective of improved mortality.

	2004	2003	2002

Total revenue	$80,988	$78,942	$87,194
Less: Realized investment
losses	(97)	(4,267)	(1,903)
Revenue excluding realized
investment losses	81,085	83,209	89,097

Policyholder benefits	$44,142	$48,491	$51,242

Policyholder benefit ratio	54%	58%	58%

Operating expenses include commissions and production allowances, the capitalization of certain commission and production allowances, and expenses from company operations. Operating expenses increased primarily as the result of an increase from lead generation expenses and other marketing initiatives.

Liquidity and Capital Resources

Liquidity

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

Cash provided from operations in each of the three years ended 2004, 2003 and 2002 was $35.7 million, $94.1 million and $48.8 million, respectively. Net cash used in investing activities was $48.3 million in 2004, $258.0 million in 2003 and $144.1 million in 2002. Investment purchases are primarily a function of available cash. During 2003, the Company had significant increases in assets due to sizable immediate and fixed deferred annuity sales, and the purchase of GuideOne Life Insurance Company. However, 2004 reflected less of an increase in cash and investable assets due to reduced immediate and fixed deferred annuity sales.

The Company’s investing activity decreased during 2004. The Company’s new investments totaled $0.8 billion during 2004, down from $1.4 billion in 2003 and $1.0 billion in 2002. The Company has placed, on average, $1.1 billion in new investments over the past three years. Approximately 19% of the securities portfolio was sold, called or matured in 2004, compared with nearly 33% in 2003. During 2004, the Company had several sales of real estate investments which resulted in realized gains. The largest of which occurred in late December 2004, totaled $54.3 million and resulted in a realized investment gain of $26.4 million, net of applicable capital gains taxes. The Company continually seeks real estate investment opportunities to bolster its investment portfolio and as a tax credit strategy in affordable housing projects.

Net cash used from financing activities was $3.4 million in 2004, but net cash provided from financing activities was $169.2 million in 2003 and $94.2 million in 2002. This decline in financing activities reflects a net reduction in short-term borrowings, used primarily for investment and liquidity purposes, and a decline in immediate and fixed deferred annuity deposits, net of withdrawals. Deposits on policyholder account balances, net of withdrawals, totaled $65.4 million in 2004, $157.3 million in 2003 and $118.3 million in 2002. The decline in 2004 versus 2003 primarily reflects decreased premium and deposit sales activity. Net repayment of borrowings in 2004 was $41.5 million, compared with net increased borrowings in 2003 and 2002 of $34.4 million and $0.5 million, respectively.

This information excludes net proceeds from variable insurance products. These proceeds are partitioned into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts

At December 31, 2004, the Company had $354.0 million in separate account assets, up from $304.7 million at year-end 2003, primarily due to investment performance. Investment performance increased separate account assets by $37.3 million in 2004 and $50.4 million in 2003, but decreased $75.3 million in 2002.

Deposits on separate accounts have remained consistent over the past three years: $64.6 million in 2004, $68.4 million in 2003 and $57.9 million in 2002.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At year-end, outstanding balances under this agreement totaled $88.4 million in maturities of less than one year. The primary purpose for these borrowings is to insure access to liquidity. This is accomplished through the purchase of highly liquid marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June 2005. During the fourth quarter of 2004, the Company reduced its borrowings on certain real estate properties due to the sale of these properties. As such, outstanding borrowings of $15.3 million were eliminated from the Company’s liabilities. The Company has one construction loan related to investment properties totaling $0.5 million.

Borrowings totaled $92.2 million at year-end 2004, down from $133.7 million at year-end 2003. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2005, and it is expected that the Company will renew these facilities.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company for the past two years.

	2004	2003
Total assets less separate accounts	$4,312,163	$4,244,996
Total stockholders' equity	692,896	644,438
Ratio of stockholders' equity
to assets less separate accounts	16%	15%

The ratio of equity to assets less separate accounts has remained relatively constant. Net unrealized gains on available for sale securities, which are included as a part of stockholders’ equity, increased $5.2 million and $45.5 million in 2004 and 2003, respectively, reflecting lower interest rates and improving credit markets.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2005 without prior approval of the Missouri Director of Insurance are $35.1 million - the statutory gain from operations at year-end 2004.

Stockholders’ equity per share, or book value, equaled $58.00 for year-end 2004, a 7% increase for the year. The stock repurchase program was extended by the Board of Directors through 2005 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 8% of the shares currently outstanding. No shares were purchased under this program during 2004.

On January 24, 2005, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid February 22, 2005 to stockholders of record as of February 7, 2005.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Contractual Obligations

The following table summarizes the Company’s information about contractual obligations by due date and expiration date as of December 31, 2004. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

Contractual Obligations		Less than			After
(amounts in millions)	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$92.2	$90.8	$-	$0.8	$0.6
Operating lease obligations (2)	6.5	1.5	2.6	2.4	-
Purchase obligations (3)	0.8	0.8	-	-	-
Mortgage loan commitments (4)	12.9	12.9	-	-	-
Annuity certain contracts (5)	69.3	15.8	19.1	12.6	21.8
Insurance liabilities (6)	3,090.1	203.5	417.4	420.4	2,048.8

Total contractual obligations	$3,271.8	$325.3	$439.1	$436.2	$2,071.2

(1)	Borrowings include long-term and short-term debt as described in the previous section – Debt and short-term borrowing.

(2)

As a lessee, the Company leases its mainframe computer and certain related support equipment. The Company is also a lessee of an office building with a 20-year lease that began in 1989 with two five-year renewal options. In 1998, the Company assigned the interest in the lease to a third party for the remainder of the lease period.

(3)	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.

(4)	Mortgage loan commitments to provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days.

(5)

Annuity certain contracts are those insurance liabilities (included in future policyholder benefits and policyholder contract balances), which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts and structured settlements.

(6)

Insurance liabilities consist primarily of future policyholder benefits and policyholder contract balances, for which the timing of cash flows is uncertain and which have life contingencies. The schedule of payments for these liabilities can vary significantly because of the uncertainty of the timing of cash flows, which depend upon insurable events or policyholder surrenders.

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

The Company’s investment portfolio increased in value in 2004, primarily due to tightening credit spreads. At year-end 2004, the fair value of the securities exceeded its book value by $99.6 million.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $146.5 million loss of market value for the $3.0 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $146.3 million increase in market value.

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

As interest rates rise, policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force the Company to liquidate parts of its portfolio at a time when the fair market value of fixed income investments is falling. If interest rates fall, the Company may also be forced to invest new cash receipts at levels below the minimum guaranteed rates payable to policyholders, eroding profit margins. The Company can usually adapt to small sudden changes in interest rates, or even large changes that occur over longer periods of time. However, cash flow may increase or decrease over the course of the business cycle. Therefore, the Company takes steps to ensure that adequate liquidity is available to meet obligations in a timely manner. To this end, the Company utilizes an asset/liability management program, and the Company maintains lines of credit with commercial banks and other short-term borrowing arrangements with financial institutions.

The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur.

The Company posted net investment gains in 2004 as compared to the elevated credit losses experienced in the prior three years. Prior credit losses were attributed to several factors, including the U.S. economic slowdown, the increased use of leverage by corporate issuers, fraud and adverse legal judgments against corporations, among others. A default by a rated issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Information about the write-down of investment securities is provided in the table of Realized Investments Gains and Losses, under the section Consolidated Results of Operations in Item 7 - Management’s Discussion and Analysis.

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

The Company currently holds $100.4 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose them to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2004, the Company had an unrealized investment gain of $52.1 million (net of related taxes, policyholder account balances and deferred acquisition costs), compared to $46.9 million at year-end 2003. This increase is primarily the result of changes in the term structure of interest rates and the tightening in credit spreads within the corporate bond market. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

The Company has a risk that the asset or liability portfolio performance may differ from forecasted results as a result of unforeseen economic circumstances, estimates or assumptions that prove incorrect, unanticipated policyholder behavior or other factors. The result of such deviation of actual versus expected performance could include excess or insufficient liquidity in future periods. Excess liquidity, in turn, could result in reduced profitability on one or more product lines. Insufficient liquidity could result in the need to generate liquidity through borrowing, asset sales or other means. The Company believes that adherence to its asset/liability management programs will provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. On a historical basis, the Company has not needed to liquidate assets to ensure sufficient cash flows. Borrowing lines on a secured and unsecured basis are maintained to provide additional liquidity, if needed.

The Company markets certain variable products. The policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. However, the Company assesses certain charges based on the policy account values and changes to the account values can affect the Company's earnings. The portion of the policyholder's account balance invested in the fixed general account, if any, is affected by many factors, including the absolute level of interest rates, relative performance of the fixed income and equity markets, and the spreads between interest yields on investments and rates credited to the policyholder's accounts.

Expected Cash Flows

The table below details the nature of expected cash flows from the securities portfolio, including the cash flows from mortgage-backed securities pools, corporate bonds and commercial mortgages. Calls and prepayments represent the principal amount expected to return to the Company. Total principal equals invested cash scheduled to return in each year, including maturities, calls, sinking funds and prepayments.

Expected Cash Flows

(amounts in millions)

						There-	Total	Fair
	2005	2006	2007	2008	2009	after	Principal	Value

Corporate bonds currently callable	$15	$-	$5	$1	$-	$23	$44	$42
Average interest rate	6.88%	-%	7%	6.28%	-%	7.60%	7.24%
Mortgage-backed securities and CMO's	253	230	120	63	46	150	862	870
Average interest rate	3.96%	4.64%	4.90%	5.29%	5.23%	4.78%	4.58%
All other securities	102	128	170	103	149	1,276	1,928	2,050
Average interest rate	5.89%	6.33%	4.90%	6.42%	5.94%	6.06%	5.98%
Investment securities	370	358	295	167	195	1,449	2,834	2,962
Average interest rate	4.61%	5.24%	4.93%	5.99%	5.77%	5.97%	5.58%
Mortgages	19	25	25	38	41	283	431	444
Average interest rate	7.85%	7.62%	7.21%	6.99%	6.99%	7.09%	7.14%
Total	$389	$383	$320	$205	$236	$1,732	$3,265	$3,406
Average interest rate	4.77%	5.40%	5.11%	6.18%	5.98%	6.15%	5.79%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2004	2003
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2004 - $2,863,781; 2003 - $2,730,612)	$2,962,114	$2,814,485
Equity securities available for sale, at fair value
(cost: 2004 - $61,812; 2003 - $62,203)	63,099	63,808
Mortgage loans	430,632	456,656
Real estate	91,519	112,691
Policy loans	108,546	114,420
Short-term investments	67,980	71,823
Other investments	2,081	903
Total investments	3,725,971	3,634,786

Cash	4,147	20,029
Accrued investment income	39,928	39,132
Deferred acquisition costs	229,712	237,702
Value of business acquired	96,853	106,334
Reinsurance receivables	156,839	152,729
Property and equipment	31,595	32,981
Other assets	27,118	21,303
Separate account assets	353,983	304,691
Total assets	$4,666,146	$4,549,687

LIABILITIES
Future policy benefits	$859,890	$859,767
Policyholder account balances	2,299,470	2,248,215
Policy and contract claims	34,200	33,012
Other policyholder funds	97,030	101,084
Notes payable	92,220	133,670
Income taxes	53,703	36,918
Other liabilities	182,754	187,892
Separate account liabilities	353,983	304,691
Total liabilities	3,973,250	3,905,249

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	24,279	23,310
Retained earnings	733,499	688,800
Accumulated other comprehensive income	26,231	23,418
Less treasury stock, at cost (2004 - 6,550,287 shares;
2003 - 6,572,087 shares)	(114,234)	(114,211)
Total stockholders' equity	692,896	644,438

Total liabilities and stockholders' equity	$4,666,146	$4,549,687

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share data)

	Year Ended December 31
	2004	2003	2002
REVENUES
Insurance revenues:
Premiums	$188,881	$211,468	$186,284
Contract charges	115,710	110,006	105,520
Reinsurance ceded	(54,490)	(48,830)	(43,223)
Total insurance revenues	250,101	272,644	248,581
Investment revenues:
Net investment income	197,975	194,763	194,235
Realized investment gains (losses)	45,929	(29,280)	(18,240)
Other revenues	8,468	9,387	14,779
Total revenues	502,473	447,514	439,355

BENEFITS AND EXPENSES
Policyholder benefits	185,155	207,914	187,335
Interest credited to policyholder account balances	96,497	92,278	87,587
Amortization of deferred acquisition costs
and value of business acquired	40,607	38,096	31,094
Operating expenses	98,531	99,995	95,518
Total benefits and expenses	420,790	438,283	401,534

Income before income tax expense (benefit)	81,683	9,231	37,821

Income tax expense (benefit)	23,996	(5,562)	6,272

NET INCOME	$57,687	$14,793	$31,549

Basic and diluted earnings per share:
Net income	$4.83	$1.24	$2.63

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Year Ended December 31
	2004	2003	2002

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	23,310	22,605	21,744
Excess of proceeds over cost of treasury stock sold	969	705	861

End of year	24,279	23,310	22,605

RETAINED EARNINGS
Beginning of year	688,800	686,847	668,255
Net income	57,687	14,793	31,549
Stockholder dividends of $1.08 per share
(2003 - $1.08; 2002 - $1.08)	(12,988)	(12,840)	(12,957)

End of year	733,499	688,800	686,847

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Beginning of year	23,418	(24,437)	(38,806)
Other comprehensive income	2,813	47,855	14,369

End of year	26,231	23,418	(24,437)

TREASURY STOCK, at cost
Beginning of year	(114,211)	(110,639)	(108,630)
Cost of 12,227 shares acquired
(2003 - 96,472 shares; 2002 - 67,470 shares)	(506)	(3,925)	(2,535)
Cost of 34,027 shares sold
(2003 - 24,882 shares; 2002 - 37,025 shares)	483	353	526

End of year	(114,234)	(114,211)	(110,639)

TOTAL STOCKHOLDERS' EQUITY	$692,896	$644,438	$597,497

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$57,687	$14,793	$31,549
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of investment premium (discount)	13,387	4,287	(641)
Depreciation	5,175	12,949	5,916
Acquisition costs capitalized	(26,136)	(29,575)	(27,868)
Amortization of deferred acquisition costs	32,906	30,224	23,568
Amortization of value of business acquired	7,959	6,993	7,156
Realized investment (gains) losses	(45,929)	29,280	18,240
Changes in assets and liabilities:
Legal settlement liability	-	-	(16,965)
Future policy benefits	123	20,115	(8,209)
Policyholder account balances	(2,120)	30,118	44,878
Income taxes payable and deferred	16,124	(17,237)	(2,271)
Other, net	(23,443)	(7,800)	(26,590)
Net cash provided	35,733	94,147	48,763

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(726,948)	(1,251,481)	(788,919)
Equity securities	(6,957)	(4,279)	(5,598)
Mortgage loans	(72,265)	(149,344)	(76,186)
Real estate	(8,287)	(41,329)	(21,170)
Other investment assets	2,665	118,287	(52,271)
Sales of investments:
Fixed maturity securities	159,095	188,849	359,375
Equity securities	7,495	25,807	16,911
Real estate	72,092	20,226	29,736
Other investment assets	5,874	4,740	4,443
Maturities and principal paydowns of investments:
Fixed maturity securities	421,974	725,589	364,984
Mortgage loans	98,689	158,195	45,626
Net additions to property and equipment	(1,686)	(969)	(21,029)
Insurance business acquired	-	(52,264)	-
Net cash used	(48,259)	(257,973)	(144,098)

FINANCING ACTIVITIES
Proceeds from borrowings	13,575	35,061	59,562
Repayment of borrowings	(55,025)	(634)	(59,100)
Deposits on policyholder account balances	271,133	338,089	272,110
Withdrawals from policyholder account balances	(205,749)	(180,801)	(153,814)
Net transfers to separate accounts	(12,009)	(9,427)	(14,856)
Change in other deposits	(3,239)	2,629	4,409
Cash dividends to stockholders	(12,988)	(12,840)	(12,957)
Net disposition (acquisition) of treasury stock	946	(2,867)	(1,148)
Net cash provided (used)	(3,356)	169,210	94,206

Increase (decrease) in cash	(15,882)	5,384	(1,129)
Cash at beginning of year	20,029	14,645	15,774

Cash at end of year	$4,147	$20,029	$14,645

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Kansas City Life Insurance Company (the Company) is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity and group products.

Business Changes

On October 25, 2004, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million to Generations Bancorp, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close in the third quarter of 2005. The bank subsidiary and the results of its operations are not material to the financial statements of the Company and are not disclosed separately.

On December 14, 2004, the Company signed an asset purchase agreement to sell its administrative claims paying services contracts as a defined block of business to The Epoch Group, L. C. for $0.2 million on January 1, 2005. The administrative claims paying services, marketed as KCL Benefit Solutions, are part of the group insurance business segment. One-half of the purchase price is due in February 2005. The other half is due in subsequent years, subject to certain persistency requirements. This block of business and the results of operations are not material to the financial statements of the Company and are not disclosed separately.

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

GuideOne has not prepared historical financial statements in conformity with generally accepted accounting principles. Accordingly, historical information is not available from which to develop pro forma results of operations for 2003.

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

Investments

Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount. Securities available for sale are stated at fair value. Unrealized gains and losses on securities available for sale are reduced by deferred income taxes and related adjustments to deferred acquisition costs and the value of business acquired, and are included in accumulated other comprehensive income. The Company reviews and analyzes its securities on an ongoing

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

basis. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's impairment in value is considered to be other than temporary. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The valuation reserve is based upon historical impairment experience, including an estimate of probable impairment of any delinquent or defaulted loans. Such estimates are based upon the value of the expected cash flows and the underlying collateral on a net realizable basis. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist of low income housing tax credit (“LIHTC”) investments, which are not material to the financial statements. Real estate joint ventures are consolidated where required or are valued at cost adjusted for the Company’s equity in earnings since acquisition.

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

The following table provides information about DAC at December 31.

	2004	2003	2002

Balance at beginning of year	$237,702	$243,120	$240,565
Capitalization of commissions, sales and issue expenses	26,136	29,574	27,868
Amortization	(33,210)	(31,103)	(23,938)
Amortization due to realized investment losses	304	879	370
Change in DAC due to unrealized investment gains	(1,220)	(4,768)	(1,745)

Balance at end of year	$229,712	$237,702	$243,120

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Value of Business Acquired (VOBA)

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

	2004	2003	2002

Balance at beginning of year	$106,334	$75,322	$82,478
Purchase of GuideOne Life	-	38,005	-
Gross amortization	(15,253)	(14,716)	(14,252)
Accrual of interest	7,294	7,723	7,096
Change in VOBA due to unrealized
investment gains (losses)	(1,522)	-	-

Balance at end of year	$96,853	$106,334	$75,322

The accrual of interest for Old American VOBA was calculated at a 13% interest rate for the life block and a 7% rate for the accident and health block. For the GuideOne acquisition VOBA, a 5.2% interest rate was used on the interest sensitive block, a 4.1% interest rate was used on the deferred annuity block and a 5.3% interest rate was used on the traditional life block. For the VOBA on an acquired block of business a 7% interest rate was used on the traditional life portion and a 5.4% interest rate was used on the interest sensitive portion. The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2004	2003	2002

Balance at beginning of year	$304,691	$244,862	$305,283

Deposits on variable policyholder contracts	64,558	68,447	57,949
Transfers to general account	(9,904)	(24,318)	(5,961)
Investment performance	37,283	50,402	(75,277)
Policyholder benefits	(29,172)	(21,836)	(23,207)
Contract charges	(13,473)	(12,866)	(13,925)

Balance at end of year	$353,983	$304,691	$244,862

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides detail about future policy benefits at December 31.

	2004	2003

Life insurance	$730,946	$738,517
Immediate annuities and
supplementary contracts
with life contingencies	84,758	78,636
Total	815,704	817,153

Accident and health insurance	44,186	42,614

Total future policy benefits	$859,890	$859,767

Policyholder Account Balances

Liabilities for universal life and fixed deferred annuity products represent policyholder account balances, without reduction for potential surrender charges, and deferred front-end contract charges, which are amortized over the term of the policies. Benefits and claims are charged to expense in the period incurred. Interest on policyholder account balances is credited as earned.

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.75% (2003 - 3.00% to 6.25%; 2002 - 3.00% to 7.25%).

The following table provides detail about policyholder account balances at December 31.

	2004	2003

Universal life insurance	$1,087,453	$1,088,906
Fixed deferred annuities	1,139,422	1,090,045
Other	72,595	69,264

Policyholder account balances	$2,299,470	$2,248,215

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

Participating Policies

Participating business at year-end approximates 7% of statutory premiums and 7% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reinsurance

In the normal course of business, the Company cedes risks to other insurers primarily to protect the Company against adverse fluctuations in mortality experience. The Company also assumes risks ceded by other companies. Reinsurance is effected on individual risks and through various pooling arrangements. Business is reinsured primarily through yearly renewable term and coinsurance agreements. Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage. Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits. The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. In addition, the Company has policies and procedures to monitor the financial condition of its reinsurers.

Reinsurance recoverable includes amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances. At December 31, 2004, there were no reinsurers with overdue balances. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Income Per Share

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the year was 11,932,109 shares (2003 - 11,944,291 shares; 2002 - 11,997,733 shares). The number of shares outstanding at year-end was 11,946,393 (2003 - 11,924,593).

New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Interpretation (FIN) 46, "Consolidation of Variable Interest Entities," was issued in January 2003. This is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual terms or other financial interests in the entity. This interpretation was adopted July 1, 2003 and had no material impact. Subsequently, in December 2003, the FASB issued a revision known as FIN 46R, which replaces FIN 46. The Company is required to apply FIN 46R to variable interest entities created after December 31, 2003. This revised interpretation was adopted on January 1, 2004, with no material impact.

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

In March 2004, the Emerging Issues Task Force reached further consensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004.  At the November 2004 meeting, the FASB staff indicated that the Board is expected to undertake a comprehensive reconsideration of the guidance in EITF 03-1 and that the measurement and recognition guidance in paragraphs 10-20 of that Issue continue to be deferred by FSP EITF Issue 03-1-1.  However, other provisions of EITF 03-1, including its disclosure requirements, have not been deferred.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements of Financial Accounting Standards 115 and 124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health benefits. On May 19, 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Modernization Act of 2003 (“FSP 106-2”). FSP 106-2 provides guidance on the accounting for the effects of the Act. FSP 106-2 was adopted on December 31, 2004, with no material impact.

All other Standards and Interpretations of those Standards issued during 2004 did not relate to accounting policies and procedures pertinent to the Company at this time.

2. INVESTMENTS

Investment Revenues

The following tables provide investment revenues by major category at December 31.

	2004	2003	2002
Net investment income:
Fixed maturity securities	$153,102	$142,704	$141,242
Equity securities	4,423	4,645	2,479
Mortgage loans	33,376	36,658	35,559
Real estate	13,129	11,009	12,002
Policy loans	7,788	7,536	7,502
Short-term	714	2,537	5,187
Other	757	2,699	4,746
	213,289	207,788	208,717
Less investment expenses	(15,314)	(13,025)	(14,482)

	$197,975	$194,763	$194,235

Realized investment gains (losses):
Fixed maturity securities	$343	$(38,776)	$(25,640)
Equity securities	147	(455)	(831)
Mortgage loans	400	-	(570)
Real estate	44,735	9,011	8,431
Other	304	940	370

	$45,929	$(29,280)	$(18,240)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized Gains and Losses

Unrealized gains (losses) on the Company’s investments in securities follow, at December 31.

	2004	2003	2002
Available for sale:
End of year	$99,620	$85,478	$2,631
Amounts allocable to:
Deferred acquisition costs	(7,987)	(5,245)	(477)
Policyholder account balances	(11,445)	(8,070)	-
Deferred income taxes	(28,066)	(25,258)	(754)

	$52,122	$46,905	$1,400

Increase (decrease) in
net unrealized gains
during the year:
Fixed maturity securities	$5,334	$43,997	$24,736
Equity securities	(117)	1,508	783

	$5,217	$45,505	$25,519

Analysis of Unrealized Losses on Securities

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, all securities are reviewed where market value is less than ninety percent of amortized cost for six months or more to determine whether impairments need to be taken. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2004.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. govt. & agency	$11,838	$188	$4,833	$65	$16,671	$253
Public utility	17,971	163	14,945	471	32,916	634
Corporate	301,242	5,068	135,517	6,080	436,759	11,148
Mortgage-backed	321,658	2,633	68,934	877	390,592	3,510
Other	67,428	907	56,417	2,230	123,845	3,137
Redeemable
preferred stocks	-	-	-	-	-	-
Fixed maturity securities	720,137	8,959	280,646	9,723	1,000,783	18,682

Equity securities	6,905	149	8,971	447	15,876	596

Total	$727,042	$9,108	$289,617	$10,170	$1,016,659	$19,278

For those securities with unrealized losses for less than twelve months there were 265 issues with a carrying value of $727,042, and unrealized losses of $9,108. Of this portfolio, 99.0% were investment grade (rated AAA through BBB-) at December 31, 2004, with associated unrealized losses of $9,048. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and credit spreads since the securities were acquired.

For those securities with unrealized losses for twelve months or longer, there were 165 issues with a carrying value of $289,617, and unrealized losses of $10,170. Of this portfolio, 95.9% were investment grade at December 31, 2004, with associated unrealized losses of $9,516.

One statistic the Company pays particular attention to with respect to fixed maturity securities is the Fair Value to Amortized Cost ratio. Securities with a fair value to amortized cost ratio in the 90%-99% range are typically securities that have been impacted by increases in market interest rates or credit spreads. Securities in the 80%-89% range are typically securities that have been impacted by increased market yields, specific credit concerns or both. These securities are monitored to ensure that the impairment is not other than temporary. Securities with a fair value to amortized cost ratio less than 80% are considered to be “potentially distressed securities,” and are subject to rigorous review. As of December 31, 2004, there were no securities that were “potentially distressed.”

The table below summarizes the fixed maturity securities with unrealized losses as of December 31, 2004.

	Amortized	Fair	Unrealized
	Cost	Value	Losses	%
90%-99%	$1,018,268	$999,728	$18,540	99.2%
80%-89%	1,197	1,055	142	0.8%
Below 80%	-	-	-	0.0%
Total	$1,019,465	$1,000,783	$18,682	100.0%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Cost and Fair Value Information for Securities

The amortized cost and fair value of investments in securities available for sale at December 31, 2004, are as follows.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. govt. & agency	$54,128	$1,788	$253	$55,663
Public utility	176,261	15,867	634	191,494
Corporate	1,596,097	85,933	11,148	1,670,882
Mortgage-backed	861,721	11,556	3,510	869,767
Other	175,501	1,870	3,137	174,234
Redeemable
preferred stocks	73	1	-	74

Fixed maturity securities	2,863,781	117,015	18,682	2,962,114
Equity securities	61,812	1,883	596	63,099

	$2,925,593	$118,898	$19,278	$3,025,213

The amortized cost and fair value of investments in securities available for sale at December 31, 2003, are as follows.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. govt. & agency	$58,703	$3,268	$96	$61,875
Public utility	182,880	14,050	1,829	195,101
Corporate	1,402,951	80,327	17,540	1,465,738
Mortgage-backed	938,938	13,711	4,988	947,661
Other	147,049	925	3,954	144,020
Redeemable
preferred stocks	91	-	1	90

Fixed maturity securities	2,730,612	112,281	28,408	2,814,485
Equity securities	62,203	2,119	514	63,808

	$2,792,815	$114,400	$28,922	$2,878,293

The Company held non-income producing securities with a carrying value of $218 at December 31, 2004

(2003 - $3,949).

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the year ended December 31.

	2004	2003	2002

Proceeds	$163,825	$205,885	$369,361
Gross realized gains	8,545	9,467	9,809
Gross realized losses	8,237	20,443	19,216

The Company does not hold securities of any corporation and its affiliates, which exceeded 10% of stockholders' equity.

No derivative financial instruments were or are currently employed.

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

Contractual Maturities

Following is the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2004. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$77,358	$78,067
Due after one year through five years	474,976	486,470
Due after five years through ten years	605,384	631,179
Due after ten years	844,342	896,631
Mortgage-backed securities	861,721	869,767

	$2,863,781	$2,962,114

Mortgage Loans

Most of the Company’s mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $4,368 (2003 - $4,801). The valuation reserve for mortgage loans is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years. Also, there were no delinquent mortgage loans at December 31, 2004.

The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The mortgage portfolio is diversified geographically and by property type as follows, at December 31.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Geographic region:
East north central	$24,152	$25,382	$27,757	$29,335
Mountain	59,915	62,148	69,630	73,157
Pacific	133,240	137,348	151,565	159,601
West south central	89,996	92,955	90,213	94,981
West north central	89,433	90,878	85,450	87,782
Other	38,264	39,258	36,842	38,228
Valuation reserve	(4,368)	(4,368)	(4,801)	(4,801)
	$430,632	$443,601	$456,656	$478,283
Property type:
Industrial	$250,022	$258,340	$269,462	$282,914
Retail	1,640	1,656	6,628	7,137
Office	158,991	163,532	158,935	165,989
Other	24,347	24,441	26,432	27,044
Valuation reserve	(4,368)	(4,368)	(4,801)	(4,801)
	$430,632	$443,601	$456,656	$478,283

The Company has commitments to originate mortgage loans of $12.9 million, which expire in 2005.

Real Estate

The table below provides information concerning the Company's real estate investments, at December 31.

	2004	2003
Penntower office building, at cost:
Land	$1,106	$1,106
Building	18,664	19,577
Less accumulated depreciation	(13,467)	(12,984)
Other investment properties, at cost:
Land	13,441	19,653
Buildings	56,562	73,984
Less accumulated depreciation	(10,590)	(18,430)
Real estate, commercial	65,716	82,906
Real estate joint ventures	25,803	29,785
	$91,519	$112,691

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment real estate, other than foreclosed properties, is depreciated on a straight-line basis. Penntower office building is depreciated over 60 years and all other properties from 10 to 39 years.

The Company held non-income producing real estate equaling $11,527 consisting of properties under development at December 31, 2004 (2003 - $11,825).

The Company sold its interest in real estate near the Paradise Valley Mall in Phoenix, Arizona, for a total sales price of $54.3 million in two transactions. A buyer of certain real estate assumed the outstanding debt on the property of $15.3 million. These transactions were completed in late December 2004 and resulted in a realized gain of $26.4 million, net of income taxes.

3. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with "policy and contract claims" on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2004	2003	2002
Gross liability at
beginning of year	$8,623	$8,140	$8,775
Less reinsurance recoverable	(3,579)	(2,552)	(2,772)
Net liability	5,044	5,588	6,003
Net liability acquired with
GuideOne acquisition	-	768	-
Net liability at
beginning of year	5,044	6,356	6,003

Incurred benefits related to:
Current year	25,449	32,468	36,438
Prior years	842	(915)	(355)

Total incurred benefits	26,291	31,553	36,083

Paid benefits related to:
Current year	21,210	28,172	30,962
Prior years	5,727	4,693	5,536

Total paid benefits	26,937	32,865	36,498

Net liability at end of year	4,398	5,044	5,588
Plus reinsurance recoverable	4,207	3,579	2,552

Gross liability at end of year	$8,605	$8,623	$8,140

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. NOTES PAYABLE

The following table provides information for Notes Payable as of December 31.

	2004	2003
Federal Home Loan Bank loans with various maturities and a weighted average interest rate, currently 2.41%, secured by mortgage-backed
securities totaling $129,255	$88,365	$111,624

Two real estate loans with interest rates between 7.50% and 7.75% and
maturities in years 2008 and 2010, secured by the properties.	1,397	19,083

Note Payable due June 2005, related to the purchase of GuideOne Life
Insurance Company, with an interest rate equal to the prime rate
published in the Wall Street Journal (5.25% at December 31, 2004).	2,000	2,000

One Construction loan related to investment properties dated December
2003 with an interest rate of 8.00%, forgiven when construction of
the building is complete.	458	963
	$92,220	$133,670

As a member of the Federal Home Loan Bank (FHLB) with a capital investment of $9.0 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned a 2.21% average rate on the capital investment in the FHLB for 2004.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding, and which are at variable interest rates - currently at 2.95%. Both lines of credit will expire during 2005, and it is expected that the Company will renew these facilities.

With the exception of the real estate and construction loans, all borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $1,574 (2003 - $1,961; 2002 - $2,325). The interest expense on all borrowings totaled $1,694 (2003 - $1,925; 2002 - $2,352).

Maturities on notes payable are as follows in millions: $90.8 due in 2005; none due in 2006 or 2007; $0.8 due in 2008; none due in 2009; and $0.6 due thereafter.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. STATUTORY INFORMATION and STOCKHOLDER DIVIDENDS RESTRICTION

The table below provides the Company's net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2004	2003	2002

Net gain from operations	$35,064	$101,978	$20,280

Net income	79,394	83,512	14,779

Unassigned surplus at December 31	357,123	293,804	306,845

Capital and surplus at December 31	290,288	226,024	241,933

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum payable in 2005 without prior approval is $35,064, the statutory net gain from operations. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $19,000 (2003 - $20,000; 2002 - $19,000).

6. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the Federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2004	2003	2002

Current income tax expense (benefit)	$11,796	$9,580	$(5,019)
Deferred income tax expense (benefit)	12,200	(15,142)	11,291

Total income tax expense (benefit)	$23,996	$(5,562)	$6,272

	2004	2003	2002

Federal income tax rate	35%	35%	35%
Tax credits	(5)	(41)	(12)
Prior years' taxes, including Federal
taxes relating to closed tax years	-	(51)	(7)
Other permanent differences	(1)	(3)	1

Effective income tax rate	29%	(60)%	17%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tax effects of temporary differences that result in significant deferred tax assets and liabilities are presented below for the years ended December 31.

	2004	2003
Deferred tax assets:
Future policy benefits	$58,399	$58,648
Employee retirement benefits	22,973	19,532
Tax carryovers	2,860	14,831
Other	1,860	2,361
Gross deferred tax assets	86,092	95,372
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	10,874	10,342
Unrealized investment gains	28,066	25,258
Capitalization of deferred acquisition
costs, net of amortization	46,878	45,338
Value of business acquired	33,899	37,217
Property and equipment, net	7,906	7,299
Other	8,442	6,836
Gross deferred tax liabilities	136,065	132,290
Net deferred tax liability	49,973	36,918
Current tax liability	3,730	-
Income taxes payable	$53,703	$36,918

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. In management's opinion, it is more likely than not that the Company will realize the benefit of the net deferred tax asset and, therefore, no valuation allowance has been established.

Federal income taxes paid this year equaled $5,593 (2003 - $8,442; 2002 - $2,500).

Policyholders' surplus, which is frozen under the Deficit Reduction Act of 1984, is $51,257 for Kansas City Life, $2,866 for Sunset Life and $13,700 for Old American. The Companies do not plan to distribute their policyholders' surplus. Consequently, the possibility of such surplus becoming subject to tax is remote, and no provision has been made in the financial statements for taxes thereon. Should the balance in policyholders' surplus become taxable, the tax computed at current rates would approximate $23,000.

Income taxed on a current basis is accumulated in shareholders' surplus and can be distributed to stockholders without tax to the Company. Shareholders' surplus equals $534,875 for Kansas City Life, $31,359 for Sunset Life and $45,436 for Old American.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The income tax expense is recorded in various places in the Company's financial statements as detailed below, for the years ended December 31.

	2004	2003	2002

Income tax expense (benefit)	$23,996	$(5,562)	$6,272
Stockholders' equity:
Related to:
Unrealized gains, net	2,808	24,504	13,749
Change in minimum
pension liability	(1,294)	1,265	(6,004)
Total income tax expense
included in financial statements	$25,510	$20,207	$14,017

7. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees. December 31 was used as the measurement date for these plans.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2005 through 2009 are $8,200, $8,400, $8,600, $9,400, and $11,400 respectively. The aggregate benefits expected to be paid in the five years from 2010 through 2014 are $61,600. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004 and include estimated future employee service. The 2005 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 was:

	2004	2003
Asset Category
Debt securities	45%	47%
Equity securities	53%	51%
Cash equivalents	2%	2%

This allocation of pension assets is within the targeted mix by asset class: fixed income securities 40-60%, equity securities 40-60%, and other assets 0-10%. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits.

The current assumption for the expected long-term rate of return on plan assets is 8.0%. This assumption is determined by analyzing: 1) historical average returns, 2) historical data on the volatility of returns, 3) current yields available in the marketplace, 4) actual returns on plan assets, and 5) current and anticipated future allocation among asset classes. The asset classes used for this analysis are large cap equities, investment grade corporate bonds and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2005 through 2009 are $970, $860, $940, $1,020, and $1,070 respectively. The aggregate benefits expected to be paid in the five years from 2010 – 2014 are $6,110. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004. The 2005 contribution for the plan is estimated to be $970. The Company pays these medical costs as due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is noncontributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees' years of service and compensation as of December 31, 1997.

Non-contributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $106 (2003 - $132; 2002 - $132). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $1,057 (2003 - $614; 2002 - $711).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agent’s prior year paid commissions, respectively. Contributions to the plan were $1,699 (2003 - $1,437; 2002 - $1,452). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution this year or in the prior two years.

A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. The Company has evaluated the provisions of the Act and believe that the benefits provided by the plan are actuarially equivalent thereto. As a result, the Company determined the accumulated benefit obligation to incorporate the impact of the Act. This resulted in a reduction to the accumulated benefit obligation of $7.1 million at December 31, 2004, but did not have a material impact on the net periodic postretirement benefit cost for the year ended December 31, 2004.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Accumulated benefit obligation	$128,221	$117,354	$-	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$94,037	$82,394	$1,209	$1,390
Return on plan assets	9,559	14,523	6	66
Company contributions	6,113	6,719	-	-
Benefits paid	(6,685)	(9,599)	(173)	(247)

Fair value of plan assets at end of year	$103,024	$94,037	$1,042	$1,209

Change in projected benefit obligation:
Benefit obligation at beginning of year	$121,700	$114,617	$28,237	$25,075
Service cost	2,214	2,335	771	755
Interest cost	7,283	7,215	1,502	1,406
Medicare Part D subsidy recognition	-	-	(7,075)	-
Actuarial loss	8,371	7,132	740	1,980
Benefits paid	(6,685)	(9,599)	(1,272)	(979)

Benefit obligation at end of year	$132,883	$121,700	$22,903	$28,237

Plan underfunding	$(29,859)	$(27,663)	$(21,861)	$(27,028)
Unrecognized actuarial loss	48,405	45,038	268	6,634
Unrecognized prior service cost	(3,911)	(4,558)	-	-

Prepaid (accrued) benefit cost	$14,635	$12,817	$(21,593)	$(20,394)

Amounts recognized in the
consolidated balance sheet:
Accrued benefit liability	$(25,197)	$(23,317)	$(21,593)	$(20,394)
Accumulated other comprehensive income	39,832	36,134	-	-

Net amount recognized	$14,635	$12,817	$(21,593)	$(20,394)

Weighted average assumptions:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	4.00	4.50	-	-

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$461	$(380)
Postretirement benefit obligation	4,061	(3,301)

The following table provides the components of net periodic benefits cost.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Service cost	$2,214	$2,335	$2,223	$771	$755	$676
Interest cost	7,283	7,215	7,564	1,502	1,406	1,423
Expected return on plan assets	(7,425)	(6,441)	(7,467)	(66)	(76)	(80)
Amortization of:
Unrecognized actuarial (gain) loss	2,870	3,321	1,708	92	26	(12)
Unrecognized prior service cost	(647)	(647)	(647)	-	-	-
Unrecognized net transition asset	-	-	(105)	-	-	-
Net periodic benefits cost	$4,295	$5,783	$3,276	$2,299	$2,111	$2,007

For measurement purposes, a 10.0% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 5% in 2014 and thereafter.

8. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life - Individual segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne is included in the Kansas City Life – Individual Segment. The Kansas City Life - Group segment consists of sales of group life, disability, stop loss, dental products and administrative claims paying services. Group segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a sales force of independent general agents. The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories, using direct response marketing to supply agents with leads.

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

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company's revenue. Customer revenues consist of insurance revenues and other revenues.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SEGMENT INFORMATION

	Kansas City Life		Sunset	Old
	Individual	Group	Life	American	Total
2004:
Customer revenues	$131,143	$44,494	$15,106	$67,826	$258,569
Net investment income	156,522	323	27,871	13,259	197,975
Segment income (loss)	45,924	(1,855)	7,181	6,437	57,687
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	187,047	27,959	22,504	44,142	281,652
Amortization of deferred aquisition
costs and value of business acquired	21,347	-	5,562	13,698	40,607
Interest expense	1,797	-	-	396	2,193
Income tax expense (benefit)	19,313	(795)	3,448	2,030	23,996

Segment assets	3,688,981	4,858	561,654	410,653	4,666,146
Expenditures for other long-lived assets	1,829	45	-	34	1,908

2003:
Customer revenues	$144,350	$52,200	$16,156	$69,325	$282,031
Net investment income	151,316	281	29,282	13,884	194,763
Segment income (loss)	10,893	(4,004)	5,178	2,726	14,793
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	192,683	35,727	23,291	48,491	300,192
Amortization of deferred aquisition
costs and value of business acquired	19,544	-	4,517	14,035	38,096
Interest expense	2,182	-	-	428	2,610
Income tax expense (benefit)	(4,466)	(1,716)	(72)	692	(5,562)

Segment assets	3,571,144	6,731	555,245	416,567	4,549,687
Expenditures for other long-lived assets	2,245	81	-	75	2,401

2002:
Customer revenues	$110,813	$61,264	$18,346	$72,937	$263,360
Net investment income	145,538	390	32,147	16,160	194,235
Segment income (loss)	15,629	(1,610)	10,492	7,038	31,549
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	157,388	41,081	25,211	51,242	274,922
Amortization of deferred aquisition
costs and value of business acquired	14,932	-	4,118	12,044	31,094
Interest expense	2,716	-	-	565	3,281
Income tax expense (benefit)	2,321	(690)	1,073	3,568	6,272

Segment assets	2,848,164	6,546	574,669	435,873	3,865,252
Expenditures for other long-lived assets	15,881	211	-	49	16,141

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Enterprise-Wide Disclosures
	2004	2003	2002
Customer revenues by line of business:
Traditional individual insurance products, net	$91,569	$112,629	$85,784
Interest sensitive products	98,415	93,023	88,061
Variable life insurance and annuities	17,295	16,983	17,460
Group life and disability products, net	42,822	50,009	57,275
Group ASO services	1,672	2,191	3,989
Other	6,796	7,196	10,791
Total	$258,569	$282,031	$263,360

9. PROPERTY and EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information as of December 31.

	2004	2003

Land	$766	$766
Home office complex	20,385	20,613
Furniture and equipment	43,371	41,609
	64,522	62,988

Less accumulated depreciation	(32,927)	(30,007)

	$31,595	$32,981

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2004	2003	2002
Life insurance in force (in millions):
Direct	$28,815	$28,914	$24,133
Ceded	(12,760)	(12,039)	(10,224)
Assumed	2,165	3,302	2,458

Net	$18,220	$20,177	$16,367

Premiums:
Life insurance:
Direct	$136,749	$152,407	$123,681
Ceded	(43,609)	(39,148)	(37,773)
Assumed	4,855	5,029	5,018

Net	$97,995	$118,288	$90,926

Accident and health:
Direct	$46,821	$53,875	$57,584
Ceded	(10,881)	(9,682)	(5,450)
Assumed	456	157	1

Net	$36,396	$44,350	$52,135

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $69.7 million as of this year-end. The reserve for future policy benefits ceded under this agreement was $33,222 (2003 - $35,704).

Kansas City Life acquired a block of traditional life and universal life products in 1997. As of this year-end, the block had $2.1 billion of life insurance in force (2003 - $2.3 billion). The block generated life insurance premiums of $2,838 (2003 - $3,120).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. The insurance in force ceded approximates $2.5 billion (2003 - $2.6 billion) and premiums totaled $8,484.

The maximum retention on any one life is $350 thousand for ordinary life plans and $100 thousand for group coverage. A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. Reinsurers' solvency is reviewed annually.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which includes unrealized gains or losses on securities available for sale and the change in the additional minimum pension liability, as shown below for the years ended December 31.

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2004:
Unrealized holding gains
arising during the year	$14,632	$-	$14,632
Less: Realized gains included in net income	490	-	490
Net unrealized gains	14,142	-	14,142
Increase in minimum pension liability	-	(3,698)	(3,698)
Effect on deferred acquisition costs	(2,742)	-	(2,742)
Policyholder account balances	(3,375)	-	(3,375)
Deferred income taxes	(2,808)	1,294	(1,514)
Other comprehensive income (loss)	$5,217	$(2,404)	2,813
Net income			57,687
Comprehensive income			$60,500

2003:
Unrealized holding gains
arising during the year	$43,616	$-	$43,616
Less: Realized gains included in net income	(39,231)	-	(39,231)
Net unrealized gains	82,847	-	82,847
Decrease in minimum pension liability	-	3,615	3,615
Effect on deferred acquisition costs	(4,768)	-	(4,768)
Policyholder account balances	(8,070)	-	(8,070)
Deferred income taxes	(24,504)	(1,265)	(25,769)
Other comprehensive income (loss)	$45,505	$2,350	47,855
Net income			14,793
Comprehensive income			$62,648

2002:
Unrealized holding gains
arising during the year	$14,542	$-	$14,542
Less: Realized gains included in net income	(26,471)	-	(26,471)
Net unrealized gains	41,013	-	41,013
Increase in minimum pension liability	-	(17,154)	(17,154)
Effect on deferred acquisition costs	(1,745)	-	(1,745)
Deferred income taxes	(13,749)	6,004	(7,745)
Other comprehensive income (loss)	$25,519	$(11,150)	14,369
Net income			31,549
Comprehensive income			$45,918

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following is the accumulated balances related to each component of accumulated other comprehensive income (loss).

	Unrealized	Minimum
	Gain	Pension
	on Securities	Liability	Total
2003:
Beginning of year	$1,400	$(25,837)	$(24,437)
Other comprehensive income	45,505	2,350	47,855

End of year	46,905	(23,487)	23,418

2004:
Other comprehensive income (loss)	5,217	(2,404)	2,813

End of year	$52,122	$(25,891)	$26,231

12. FAIR VALUE of FINANCIAL INSTRUMENTS

The carrying amounts for cash, short-term investments and policy loans as reported in the accompanying balance sheet approximate their fair values. The fair values for securities were based on quoted market prices, where available. For those securities not actively traded, fair values were estimated using values obtained from independent pricing services or, in the case of private placements, were estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Fair values for mortgage loans were based upon discounted cash flow analyses using an interest rate assumption above comparable U.S. Treasury rates. The fair value of bank deposits, checking, savings and money market accounts was the amount payable on demand.

Fair values for liabilities under investment-type insurance contracts, included with policyholder account balances for fixed deferred annuities and with other policyholder funds for supplementary contracts without life contingencies, were estimated to be their cash surrender values.

Fair values for the Company's insurance contracts other than investment contracts were not required to be disclosed. However, the fair values of liabilities under all insurance contracts were taken into consideration in the Company's overall management of interest rate risk.

At year-end 2004, all of the Company’s notes payable had a carrying value which approximated their fair value. The Company’s other liabilities are generally short-term in nature and their carrying value approximates their fair value.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Following are the carrying amounts and fair values of financial instruments as of December 31.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Securities available for sale	$3,025,213	$3,025,213	$2,878,293	$2,878,293
Mortgage loans	430,632	443,601	456,656	478,283
Liabilities:
Individual and group annuities	$1,139,422	$1,103,090	$1,090,045	$1,064,160
Notes payable	92,220	92,220	133,670	133,670
Bank deposits	53,600	53,600	55,231	55,231
Supplementary contracts
without life contingencies	72,595	72,595	69,264	69,264

13. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below.

	First	Second	Third	Fourth
2004:
Total revenues	$117,746	$113,207	$117,738	$153,782

Net income	5,595	7,522	11,533	33,037

Per common share,
basic and diluted	0.47	0.63	0.97	2.76

2003:
Total revenues	$91,447	$107,401	$121,350	$127,316

Net income (loss)	(7,458)	1,535	7,728	12,988

Per common share,
basic and diluted	(0.62)	0.12	0.65	1.09

14. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At December 31, 2004, the Company had commitments to fund mortgage loans and other investments of $15.5 million. In addition, the Company also has an agreement to sell Generations Bank for $10.1 million, which is expected to close in 2005. Subsequent to December 31, 2004, the Company entered into commitments to fund additional mortgage loans of $22.8 million and real estate of $2.2 million.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. CONTINGENT LIABILITIES

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

16. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While the Company is unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, the Company believes the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on the business, financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2004 and December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I-V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with United States of America generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

KPMG LLP

Omaha, Nebraska

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 9A, that Kansas City Life Insurance Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. Our report dated March 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

KPMG LLP

Omaha, Nebraska

March 9, 2005

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act 13a-15(d), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2004.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. That report is included elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives, and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to a future period are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following information, as of December 31, 2004, is provided with respect to each Director and Nominee:

		Term as
		Director		Served as
		Expires	Other Positions	Director
Name of Director	Age	in April	with the Company	From

Walter E. Bixby (1)(2)	46	2005	Vice Chairman of the Board	1996

Webb R. Gilmore (1)(2)(4)(7)	60	2005	None	1990

Nancy Bixby Hudson (1)(2)	52	2005	None	1996

Daryl D. Jensen (1)(2)(5)(6)	65	2005	None	1978

William A. Schalekamp (1)(3)(4)	60	2005	Senior Vice President,	2002
			General Counsel
			and Secretary

R. Philip Bixby (3)(4)(7)	51	2006	President, CEO and	1985
			Chairman of the Board

Warren J. Hunzicker, M.D. (2)	84	2006	None	1989

Tracy W. Knapp (3)(4)	42	2006	Senior Vice President,	2002
			Finance

E. Larry Winn, Jr. (2)(4)(5)(6)	85	2006	None	1985

William R. Blessing (2)(6)	49	2007	None	2001

Cecil R. Miller (2)(5)	71	2007	None	2001

Richard L. Finn (2)(4)	63	2007	None	-

Bradford T. Nordholm (2)	49	2007	None	-

(1)	Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 21, 2005, will be elected for a three-year term ending in 2007.

(2)

Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, President of Old American, a subsidiary, in 1996 and Vice Chairman of the Board of the Company in 2005. He also serves as a Director of Sunset Life, Old American, and Generations Bank, subsidiaries. Mr. Blessing is currently Vice President, Business Development and Strategy, Sprint PCS, Kansas City, Missouri, a position he has held since 1998. He has been with Sprint and related entities in various capacities since 1981. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen is Vice President, Administration of Western Institutional Review Board and also serves on the Board of Directors of Heritage Financial Corporation. He serves as a Director of Sunset Life and Generations Bank, subsidiaries. He served as President of Sunset Life, a subsidiary of the Company, from 1973 until his retirement in 1999. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1967 specializing in insurance and agribusiness. He retired in 1990. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress. Mr. Finn retired as Senior Vice President of Finance of the Company on January 31, 2002. He formerly served as a member of the Company’s Board of Directors from 1983 to 2002. Mr. Nordholm is CEO of TYR Energy and TYR Capital, LLC since 2002. He had previously been Senior Vice President/General Manager Capacity Services for Aquila, Inc.

(3)	See below with respect to the business experience of executive officers of the Company.

(4)	Member of Executive Committee.

(5)	Member of Audit Committee.

(6)	Member of Compensation Committee.

(7)	Member of Nominating Committee.

(b) Executive Officers.

Name, Age and	Business Experience
Position	During Past 5 Years

R. Philip Bixby, 51 President, CEO and Chairman of the Board

Elected Assistant Secretary in 1979; Assistant Vice President in 1982; Vice President in 1984; Senior Vice President, Operations in 1990; Executive Vice President in 1996; President and CEO in April 1998; Vice Chairman of the Board in January 2000 and Chairman of the Board in 2005. Director and President of Sunset Life, Director of Old American, and Chairman of the Board of Generations Bank, subsidiaries.

Donald E. Krebs, 47 Senior Vice President, Sales & Marketing

Elected Senior Vice President, Sales & Marketing in April 2004. Served as Vice President, Agency Marketing 2001-2004, and Regional Vice President 1996-2001. Responsible for Individual Sales & Marketing efforts for Kansas City Life. Director and Vice President of Sales & Marketing for Sunset Life. Director and Vice President of Sunset Financial Services.

Tracy W. Knapp, 42 Senior Vice President, Finance

Was elected Senior Vice President, Finance and to the Board of Directors in January 2002. Chief financial officer and responsible for the investment of the Company’s funds, accounting and taxes. Mr. Knapp joined the Company in 1998 and was responsible for developing a banking subsidiary. He was elected President and CEO of Generations Bank when it was chartered in July 2000. From 1991 to 1998, he held several positions with U.S. Credit Union including Vice President, Finance and Controller. Director of Sunset Life, Old American and Generations Bank, subsidiaries.

Name, Age and	Business Experience
Position	During Past 5 Years

Mark A. Milton, 46 Senior Vice President and Actuary

Elected Assistant Actuary in 1984; Assistant Vice President/Associate Actuary in 1987; Vice President/Associate Actuary in 1989; Vice President and Actuary in January 2000; and to present position in January 2001. Responsible for Actuarial Services, State Compliance and Group. Director, Vice President and Actuary of Sunset Life, and Director of Old American, subsidiaries.

David S. Duncan, 53 Vice President, Group	Elected Vice President, Group in 2003. Responsible for group sales and products. Vice President for National Accounts and Underwriting for Great West Life and Annuity Company, 1999-2003.

Robert C. Miller, 58 Senior Vice President, Administrative Services

Elected Assistant Auditor in 1972; Auditor in 1973; Vice President and Auditor in 1987; and to present position in 1991. Responsible for Human Resources and Administrative Functions. Mr. Miller retired January 31, 2005.

Charles R. Duffy, Jr., 57 Senior Vice President, Operations

Elected Vice President, Computer Information Services in 1989; Vice President, Insurance Administration in 1992; and to present position in 1996. Responsible for the Company's Computer Operations, Customer Services, Claims, Agency Administration, New Business, Medical and Underwriting. Director of Sunset Life and Old American, subsidiaries. Upon the retirement of Mr. Miller, Mr. Duffy assumed responsiblity for Human Resources and Administrative Functions.

Brent C. Nelson, 53 Vice President and Controller

Elected Vice President and Controller in 2003. Chief Accounting Officer responsible for all corporate accounting reports. From 2000 to 2003 he served as Senior Vice President and Controller of Massachusetts Mutual Life Insurance Company.

William A. Schalekamp, 60 Senior Vice President, General Counsel, and Secretary

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

(c) None.

(d) R. Philip Bixby and Walter E. Bixby are brothers and cousins of Nancy Bixby Hudson.

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

(j) The Company has a standing Nominating Committee and its Charter can be viewed on the Company’s website at the following address: http://www.kclife.com. Not all of its members are independent directors. It complies with the applicable requirements for directors under the standards promulgated by the Securities and Exchange

Commission and the listing standards of the NASD Stock Market, Inc. The committee takes into consideration such criteria as it deems appropriate in evaluating a candidate, including his or her knowledge, expertise, skills, integrity, diversity, judgment, business or other experience, and reputation in the business community. It may (but is not required to) consider candidates suggested by management, other members of the board, or shareholders. Nominations are governed by the Company’s Bylaws and Articles of Incorporation.

Item 11. EXECUTIVE COMPENSATION

(a) Compensation

The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2004 for the fiscal years ending December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

				Long Term
	Annual Compensation			Incentive	Other	All
Name and				Compensation	Annual	Other
Principal Position	Year	Salary	Bonus	Payouts	Compensation	Compensation

R. P. Bixby	2004	$586,860	$400	$0	$7,000	$38,108
President, CEO and Vice Chairman of the Board,	2003	558,900	26,761	84,543	7,000	37,252
Kansas City Life; Director and President of Sunset	2002	527,220	101,924	0	7,000	48,774
Life, Director of Old American, and Chairman
of the Board of Generations Bank, subsidiaries

W. E. Bixby	2004	209,175	400	0	7,000	13,154
Director, Kansas City Life; President and Director	2003	197,100	7,944	30,240	7,000	12,623
Old American; Director, Sunset Life, Sunset	2002	188,580	26,428	0	7,000	11,821
Financial Services and Generations Bank, subsidiaries

C. R. Duffy, Jr.	2004	246,780	300	0	3,000	17,722
Senior Vice President, Operations, Kansas City	2003	237,240	7,090	38,493	3,000	16,201
Life; Director of Sunset Life, Sunset Financial	2002	226,980	37,760	0	3,000	22,802
Services and Old American, subsidiaries

M. A. Milton	2004	238,800	400	0	3,000	15,307
Senior Vice President and Actuary, Kansas City	2003	223,140	9,290	29,377	3,000	14,303
Life; Director of Sunset Life and Old American,	2002	208,500	35,999	0	2,750	18,339
subsidiaries

T. W. Knapp	2004	235,680	95	0	7,000	7,773
Senior Vice President, Finance, CFO and Director	2003	220,260	5,739	12,784	7,000	7,209
Kansas City Life; Director of Old American, Sunset	2002	201,150	51,789	0	5,250	13,286
Life, and Generations Bank, subsidiaries

ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full-time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute up to 100% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2004 for the accounts of the named individuals are as follows: R. P. Bixby, $12,300; W. E. Bixby, $12,300; C. R. Duffy, Jr., $12,300; M. A. Milton, $12,300; T. W. Knapp, $6,150.

The Company has adopted a non-qualified deferred compensation plan for approximately 49 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 25% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2004 for the accounts of the named individuals are as follows: R. P. Bixby, $22,912; W. E. Bixby, $0; C. R. Duffy, Jr., $2,507; M. A. Milton, $2,028; T. W. Knapp, $979.

The Company provides yearly renewable term insurance to its employees in the amount of 2½ times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2004 are as follows: R. P. Bixby, $3,718; W. E. Bixby, $854; C. R. Duffy, Jr., $2,915; M. A. Milton, $979; T. W. Knapp, $643.

From January 25, 2000 through January 24, 2003, the Company had a long-term incentive plan in place for senior management that awarded participants for the increase in the price of the Company’s common stock. Participants were awarded units (phantom shares) based on their annualized salary divided by the share price of $32.25 as of January 21, 2000. At the conclusion of the three-year plan, participants received awards based on the increase in the per share price times their number of units. Participants were also awarded dividends on those units commensurate with the Company’s dividend policy. Final payments for the plan were made in January of 2003. Payments received by the named individuals and included in Long Term Incentive Compensation Payouts are as follows: R. P. Bixby, $84,543; B. W. Gordon, $23,359; C. R. Duffy, Jr., $38,493; M. A. Milton, $29,377; T. W. Knapp, $12,784.

Effective in 2003, the Company has a three-year long-term incentive plan for senior management that awards participants for the increase in the price of the Company’s common stock from January 1, 2003 through December 31, 2005. Participants are awarded units (phantom shares) based on a compensation analysis performed by an independent compensation consulting firm. The number of units awarded is based on the total direct compensation for equivalent positions in the marketplace less the sum of the actual base salary for each participant and the maximum annual incentive opportunity under the Company’s Annual Incentive Plan. Each unit awarded is valued by determining the present value of the potential growth and dividends on a share of Kansas City Life stock over a three-year period assuming a 5% compound growth rate and the Company’s current dividend policy.

At the conclusion of the three-year cycle, participants will receive awards based on the increase in the per share price times their number of units. The increase will be determined based upon the change in the volume weighted average price for the month of December 2003 as compared to the volume weighted average price for the month of December 2005. Participants will also receive dividends accrued on their units commensurate with the Company’s dividend policy only to the extent that the dividends offset any depreciation (if applicable) on the price of the shares over the three-year period.

(f) Defined Benefit or Actuarial Plan Disclosure

The Company has a non-contributory defined benefit pension plan which covers employees age 21 and over. Effective January 1, 1998, the pension plan was converted to a cash balance plan. Benefits under the plan will no longer be determined primarily by final average compensation and years of service. Each participant's benefit accrued under the prior plan formula as of December 31, 1997 was converted to an opening account balance in the cash balance plan.

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

*Maximum pension based on an estimate of Social Security

**Estimated annual Social Security benefit at age 65

A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2004, were: R. P. Bixby, 27 years; W. E. Bixby, 21 years; C. R. Duffy, Jr., 15 years; M. A. Milton, 23 years; T. W. Knapp, 4 years.

The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2004 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $204,119; W. E. Bixby, $73,224; C. R. Duffy, Jr., $32,740; M. A. Milton, $85,205; T. W. Knapp, $8,455.

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

(g) Compensation of Directors

Outside Directors are paid $5,000 quarterly; $2,000 if they attend Special Board Meetings; $1,000 if they attend Executive Committee Meetings; $1,000 if they attend Audit Committee Meetings; and $500 if they attend all other Committee Meetings. Inside Directors are paid $1,000 quarterly and $400 if they attend Special Board Meetings. The Chairman of the Board is paid $30,000 quarterly. Outside Directors of Sunset Life, a subsidiary, are paid $1,000 quarterly, inside Directors are paid $500 quarterly. The Chairman of the Board is paid $11,250 quarterly. Directors of Old American are paid $250 quarterly. The Chairman of the Board is paid $8,750 quarterly. Director fees are included in the Compensation Table.

(h) Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no employment contracts between the Company and its executive officers. The Company's benefit plans contain typical provisions applicable to all employees for termination of employment.

(j) Additional Information with Respect to Compensation Committee

The members of the Compensation Committee: Daryl D. Jensen, William R. Blessing and E. Larry Winn, Jr.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 31, 2004 concerning certain beneficial owners of voting securities of the Company's $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.

Name and Address	Percent of Class

Mark A. Milton and Tracy W. Knapp,
Trustees of the Kansas City Life Insurance Company
Savings and Profit Sharing Plan and the Kansas City Life
Employee Stock Plan and the Kansas City Life Agents
Stock Bonus Plan
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(1)

792,236 Shares	6.5

WEB Interest, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(2)(8)

2,358,340 Shares	19.8

Angeline I. Bixby
10453 S. Oakcrest Lane
Olathe, KS 66061

Amount and Nature of Ownership(2)(3)(8)

3,088,141 Shares	25.9

JRB Interests, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(4)(8)

2,966,312 Shares	24.9

Name and Address	Percent of Class

Lee M. Vogel
4701 NW 59th Court
Kansas City, MO 64151

Amount and Nature of Ownership(4)(5)(8)

2,967,612 Shares	24.9

R. L. Finn
10106 N.W. 74th St.
Kansas City, MO 64152

Amount and Nature of Ownership(6)(8)

2,956,756 Shares	24.8

Webb R. Gilmore
833 W. 53rd St.
Kansas City, MO 64112

Amount and Nature of Ownership(7)(8)

2,957,232 Shares	24.8

(1)	Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

(2)

The WEB Interests, Ltd. is a Texas limited partnership (the “WEB Partnership”). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner’s proportionate interest in the WEB Partnership.

(3)

Includes 2,358,340 shares for which Angeline I. Bixby(“Ms. Bixby”) shares the power of disposition as a general partner of the WEB Partnership. Of these shares, Ms. Bixby: (a) as a general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 2,035,207 shares; (b) as the sole trustee of the Angeline I. Bixby GST Trust and the Issue Trust for Angeline I. Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote 107,507 shares; and (c) as an individual general partner of the WEB Partnership, has the sole power to vote 204 shares. Also includes: (a) 375,975 shares for which Ms. Bixby, as a co-trustee (with R. Philip Bixby and Walter E. Bixby) of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. Bixby owns directly and has the sole power to vote and the sole power of disposition.

(4)

The JRB Interests, Ltd. is a Texas limited partnership (the “JRB Partnership”). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner’s proportionate interest in the JRB Partnership.

(5)

Includes 2,966,312 shares for which Lee M. Vogel (“Mr. Vogel”), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 246 shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 1,001,436 shares. Also includes 1,300 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; Mr. Vogel disclaims pecuniary interest in 1,954,630 shares owned by the partnership.

(6)

Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,955,296 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 1,001,436 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition, that are not in the voting agreement.

(7)

Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,955,296 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 1,001,436 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition, that are not in the voting agreement.

(8)

As reported on a Schedule D filed by the Bixby Family Group with the Securities and Exchange Commission on November 2, 2004, the sole voting for all shares described herein is held by Mr. Lee M. Vogel pursuant to a voting agreement dated October 31, 2004.

(b) Security Ownership of Management

The following table sets forth information as of December 31, 2004 concerning officers and directors who own an interest in the Company's $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

The following Nominees for Directors were elected at the Shareholders Meeting on April 22, 2004 for a three-year term.

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

Richard L. Finn	Retired	-	2,956,755(11)(12)	24.8
10106 N.W. 74th St.
Kansas City, MO 64152

Bradford T. Nordholm	CEO TYR Energy and	2004	250	*
11300 Brookwood Ave.	TYR Capital LLC
Leawood, KS 66211

William R. Blessing	Senior Vice President	2001	100	*
11708 Manor	Sprint PCS
Overland Park, KS	Kansas City, MO

Cecil R. Miller	Retired	2001	100	*
12215 Ash
Overland Park, KS

The following are currently Directors whose terms expire April 21, 2005 and are nominees of management for election to three-year terms at the annual meeting to be held April 21, 2005.

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

Walter E. Bixby	President, Old American	1996	9,496(1)(12)	26.1
3520 Broadway	Insurance Company, Vice		2,358,340(2)(3)(12)
Kansas City, MO	Chairman of the Board of		367,976(4)(12)
	the Company, Kansas City, MO		375,975(5)(12)

Webb R. Gilmore	Chairman, CEO	1990	2,957,232(10)(12)	24.8
833 W. 53rd St.	and Shareholder,
Kansas City, MO	Gilmore & Bell,
Kansas City, MO

Nancy Bixby Hudson	Investor	1996	2,966,312(6)(12)	27.7
425 Baldwin Creek Rd.			331,568(7)(12)
Lander, WY

Daryl D. Jensen	Vice Chairman of	1978	939	*
2143 Old Port Dr.	the Board, Sunset
Olympia, WA	Life Insurance
Company of America,
Kansas City, MO

William A. Schalekamp	Senior Vice President,	2002	6	*
3520 Broadway	General Counsel		12,947(1)
Kansas City, MO	and Secretary

The following Directors were elected April 24, 2003 for a three-year term:

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

R. Philip Bixby	President, CEO	1985	2,358,340(2)(8)(12)	26.1
3520 Broadway	and Chairman		19,738(1)(12)
Kansas City, MO	of the Board		375,975(5)(12)
			350,410(9)(12)

Warren J. Hunzicker, M.D.	Director	1989	300	*
4126 W. 94th Terr., Apt. 210
Prairie Village, KS

E. Larry Winn, Jr.	Retired Representative,	1985	332	*
8420 Roe Ave.	U.S. Congress
Prairie Village, KS

Tracy W. Knapp	Senior Vice President,	2002	537(1)	*
3520 Broadway	Finance
Kansas City, MO

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

All Directors, executive officers and their spouses
(also includes all shares held by trustees of Company
benefit plans and shares held by the Bixby Family and
related Partnerships and Trusts)			8,274,124	69.2

*Less than 1%.

(1)	Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.

(2)

As general partners of the WEB Interests, Ltd., a Texas limited partnership (the “WEB Partnership”), Walter E. Bixby, R. Philip Bixby and Angeline I. Bixby, share the power to dispose of these shares, which are owned by the WEB Partnership. As general partners, in their capacity as co-trustees of the WEB Trust, Walter E. Bixby, R. Philip Bixby and Angeline I. Bixby share the power to vote 2,358,340 of these shares.

(3)

Includes (a) 204 shares for which Walter E. Bixby, as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 107,507 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the power to vote.

(4)

Includes (a) 348,820 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 19,156 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(5)

These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. Bixby are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.

(6)

Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the “JRB Partnership”), shares with the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 246 of these shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,955,296 of these shares. Ms. Hudson disclaims pecuniary interest in 1,010,770 shares owned by the partnership.

(7)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.

(8)

Includes (a) 204 shares for which R. Philip Bixby as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 107,507 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote.

(9)

Includes: (a) 338,434 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 11,976 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(10)

Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,955,296 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 1,001,436 shares with Lee M. Vogel, as co-trustees of the Issue

Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition.

(11)

Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,955,296 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 1,001,436 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition.

(12)

As reported on a Schedule D filed by the Bixby Family Group with the Securities and Exchange Commission on November 2, 2004, the sole voting for all shares described herein is held by Mr. Lee M. Vogel pursuant to a voting agreement dated October 31, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Company has engaged KPMG LLP as independent auditor. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees in thousands billed by KPMG LLP with respect to audit and non-audit services for the Company for the years ended December 31, 2004 and 2003:

	2004	2003
Audit Fees (1)	$1,018	$184
Audit-Related Fees (2)	130	60
	$1,148	$244

(1)

Includes fees for professional services rendered for the integrated audit of the Company’s consolidated financial statements and effectiveness of the Company's internal control over financial reporting, the review of the Company’s annual report on Form 10-K for the years 2004 and 2003, and for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2004 and 2003.

(2)	Includes fees for professional services rendered for accounting consultation in connection with the GuideOne acquisition, and discussions regarding Section 404 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data).....................	30

(a)(2) Supplementary Data and Financial Statement Schedules

Schedules are attached hereto at the following pages:

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b) Exhibits

Exhibit
Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as
Exhibit 3(a) to the Company’s 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated January 24, 2005. [Filed as Exhibit 3(ii) to the Company's 8-K
Report for January 2005 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q Report
for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Tenth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit
10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]

10(b)	Twenty-seventh Amendment, Kansas City Life Insurance Company Savings and Profit
Sharing Plan. [Filed as Exhibit 10(b) to the Company's 10-K Report for 2001 and
incorporated herein by reference]

10(c)	Thirteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c)
to the Company's 10-K Report for 2001 and incorporated herein by reference]

10(d)	Second Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the
Company’s 10-K Report for 1999 and incorporated herein by reference]

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 906 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ Brent C. Nelson
Brent C. Nelson
Vice President and Controller
(Principal Accounting Officer)

Date: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President,
Executive Officer and Chairman	Finance
of the Board	(Principal Financial Officer)
(Principal Executive Officer)	Date: March 9, 2005
Date: March 9, 2005

By: /s/Walter E. Bixby	By: /s/William A. Schalekamp
Walter E. Bixby	William A. Schalekamp
Director and Vice Chairman	Director; Senior Vice President,
of the Board	General Counsel and Secretary
Date: March 9, 2005	Date: March 9, 2005

By: /s/E. Larry Winn, Jr.	By: /s/Cecil R. Miller
E. Larry Winn, Jr.	Cecil R. Miller
Director	Director
Date: March 9, 2005	Date: March 9, 2005

By: /s/ Warren J. Hunzicker, M.D.	By: /s/Richard L. Finn
Warren J. Hunzicker, M.D.	Richard L. Finn
Director	Director
Date: March 9, 2005	Date: March 9, 2005

Schedule I
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2004
(amounts in thousands)

			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$54,128	$55,663	$55,663
Mortgage-backed securities	861,721	869,767	869,767
Public utilities	176,261	191,494	191,494
Corporate	1,596,097	1,670,882	1,670,882
All other bonds	175,501	174,234	174,234
Redeemable preferred stocks	73	74	74
Total	2,863,781	$2,962,114	2,962,114

Equity securities, available for sale:
Common stocks	36,005	36,039	36,039
Perpetual preferred stocks	25,807	27,060	27,060
Total	61,812	$63,099	63,099

Mortgage loans	430,632		430,632
Real estate	91,519		91,519
Policy loans	108,546		108,546
Short-term investments	67,980		67,980
Other investments	2,081		2,081
Total investments	$3,626,351		$3,725,971

Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2004	2003
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,291,095	$2,185,049
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	217,099	210,008
Other	51,752	52,535
Mortgage loans	331,676	338,631
Real estate	86,136	104,625
Policy loans	86,514	92,257
Short-term investments	56,514	48,494
Total investments	3,120,786	3,031,599

Cash	3,551	19,872
Accrued investment income	31,068	30,842
Deferred acquisition costs	111,365	116,355
Value of business acquired	78,664	85,244
Reinsurance receivable	74,018	61,414
Property and equipment	30,283	31,363
Other assets	20,187	26,484
Separate account assets	353,983	304,691
Total assets	$3,823,905	$3,707,864

LIABILITIES

Future policy benefits	$566,023	$565,001
Policyholder account balances	1,914,533	1,871,271
Policy and contract claims	24,676	21,547
Other policyholder funds	85,036	88,138
Notes payable	48,855	92,046
Income taxes	30,288	15,748
Other liabilities	107,615	104,984
Separate account liabilities	353,983	304,691
Total liabilities	3,131,009	3,063,426

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	24,279	23,310
Retained earnings	748,003	702,197
Accumulated other comprehensive income	11,727	10,021
Less treasury stock, at cost (2004 - 6,550,287 shares;
2003 - 6,572,087 shares)	(114,234)	(114,211)
Total stockholders' equity	692,896	644,438

Total liabilities and stockholders' equity	$3,823,905	$3,707,864

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended December 31
	2004	2003	2002
REVENUES
Insurance revenues:
Premiums	$109,515	$128,879	$102,058
Contract charges	92,889	86,956	81,258
Reinsurance ceded	(34,394)	(28,171)	(22,251)
Total insurance revenues	168,010	187,664	161,065
Investment revenues:
Net investment income	154,679	149,413	143,431
Realized investment gains (losses)	45,649	(18,816)	(13,555)
Other revenues	4,787	6,358	8,220
Total revenues	373,125	324,619	299,161

BENEFITS AND EXPENSES
Policyholder benefits	135,608	153,297	129,558
Interest credited to policyholder account balances	79,398	75,113	68,912
Amortization of deferred acquisition costs
and value of business acquired	21,348	19,544	14,931
Operating expenses	75,011	75,947	70,271
Total benefits and expenses	311,365	323,901	283,672

Income before income taxes (benefit) and equity
in undistributed net income of subsidiaries	61,760	718	15,489

Income taxes (benefit)	18,101	(6,233)	1,571

Income before equity in undistributed net
income of subsidiaries	43,659	6,951	13,918
Equity in undistributed net income of subsidiaries	14,028	7,842	17,631

NET INCOME	$57,687	$14,793	$31,549

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$57,687	$14,793	$31,549
Equity in undistributed net income of subsidiaries	(14,028)	(7,842)	(17,631)
Adjustments to reconcile net income to
net cash from operating activities:
Amortization of investment premium (discount)	11,525	4,260	(153)
Depreciation	5,089	12,824	5,782
Acquisition costs capitalized	(12,778)	(14,538)	(12,192)
Amortization of deferred acquisition costs	16,604	15,172	10,766
Amortization of value of business acquired	5,059	3,948	3,832
Realized investment (gains) losses	(45,649)	18,816	13,555
Changes in assets and liabilities:
Future policy benefits	1,022	14,029	(3,547)
Policyholder account balances	2,732	61,261	22,886
Income taxes payable and deferred	15,152	(13,858)	(2,063)
Other, net	(8,292)	(17,891)	(4,043)
Net cash provided	34,123	90,974	48,741

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(542,565)	(915,726)	(607,280)
Equity securities	(10,556)	(2,251)	(4,004)
Mortgage loans	(52,033)	(74,713)	(51,146)
Real estate	(8,239)	(40,797)	(20,997)
Other investment assets	(8,020)	42,918	(15,385)
Sale of investments:
Fixed maturity securities	119,678	131,015	278,352
Equity securities	6,706	19,001	12,289
Real estate	68,890	19,330	29,250
Other investment assets	5,742	4,999	5,132
Maturities and principal paydowns of investments:
Fixed maturity securities	317,410	512,147	244,763
Mortgage loans	59,387	76,550	35,120
Net additions to property and equipment	(1,925)	(1,247)	(21,363)
Insurance business acquired	-	(52,264)	-
Net cash used	(45,525)	(281,038)	(115,269)

FINANCING ACTIVITIES
Proceeds from borrowings	11,314	19,055	5,705
Repayment of borrowings	(54,505)	(218)	(5,227)
Deposits on policyholder account balances	234,557	291,098	220,553
Withdrawals from policyholder account balances	(182,018)	(162,449)	(128,308)
Net transfers to separate accounts	(12,009)	(9,427)	(14,856)
Change in other deposits	(2,741)	(3,732)	(6,696)
Cash dividends to stockholders	(12,988)	(12,840)	(12,957)
Dividends from subsidiaries	12,525	77,275	8,700
Acquisition of treasury stock, net	946	(2,867)	(1,148)
Net cash provided (used)	(4,919)	195,895	65,766

Increase (decrease) in cash	(16,321)	5,831	(762)
Cash at beginning of year	19,872	14,041	14,803

Cash at end of year	$3,551	$19,872	$14,041

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

				Schedule III
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(amounts in thousands)

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2004:
KCL - Individual	$111,366	$2,500,430	$355	$84,491
KCL - Group	-	4,803	190	-
Sunset	44,483	436,366	53	8,669
Old American	73,863	251,961	272	3,000
Total	$229,712	$3,193,560	$870	$96,160

December 31, 2003:
KCL - Individual	$116,355	$2,451,101	$438	$87,638
KCL - Group	-	6,718	63	-
Sunset	48,143	427,589	59	9,240
Old American	73,204	255,586	297	3,349
Total	$237,702	$3,140,994	$857	$100,227

	Policyholder
	benefits and
	interest
	credited to
	policyholder	Operating
Segment	account balances	expenses*
Year Ended December 31, 2004:			* Allocations of
KCL - Individual	$187,048	$59,478	operating
KCL - Group	27,958	19,710	expenses are
Sunset	22,505	4,661	based on a number
Old American	44,141	14,682	of assumptions
Total	$281,652	$98,531	and estimates,
			and the results
Year Ended December 31, 2003:			would change if
KCL - Individual	$192,683	$58,087	different methods
KCL - Group	35,727	22,644	were applied.
Sunset	23,292	6,266
Old American	48,490	12,998
Total	$300,192	$99,995

Year Ended December 31, 2002:
KCL - Individual	$157,389	$52,635
KCL - Group	41,081	23,011
Sunset	25,210	6,571
Old American	51,242	13,301
Total	$274,922	$95,518

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

						Schedule IV
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Year Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2004	2003	2002	2004	2003	2002
	(in thousands)
Direct
KCL - Individual	$47,467	$61,746	$32,865	$2,555	$3,875	$318
KCL - Group	12,449	11,053	10,706	41,130	46,374	53,152
Sunset	6,381	7,382	6,076	17	19	21
Old American	70,452	72,226	74,034	3,119	3,607	4,093
Total	136,749	152,407	123,681	46,821	53,875	57,584

Ceded
KCL - Individual	(22,984)	(19,306)	(17,005)	(1,461)	(2,850)	(34)
KCL - Group	(3,145)	(2,127)	(2,370)	(7,407)	(4,521)	(2,841)
Sunset	(13,746)	(13,425)	(13,602)	(2)	(3)	(1)
Old American	(3,734)	(4,290)	(4,796)	(2,011)	(2,308)	(2,574)
Total	(43,609)	(39,148)	(37,773)	(10,881)	(9,682)	(5,450)

Assumed
KCL - Individual	4,327	4,951	5,018	-	-	-
KCL - Group	528	78	-	456	157	1
Sunset	-	-	-	-	-	-
Old American	-	-	-	-	-	-
Total	4,855	5,029	5,018	456	157	1
Net	$97,995	$118,288	$90,926	$36,396	$44,350	$52,135

% of Assumed to Net	5	4	6	1	0	0

	Life Insurance In Force
	2004	2003	2002
	(in millions)
Direct
KCL - Individual	$19,685	$19,249	$14,193
KCL - Group	3,178	3,401	3,513
Sunset	4,999	5,289	5,429
Old American	953	975	998
Total	28,815	28,914	24,133

Ceded
KCL - Individual	(8,382)	(7,435)	(5,488)
KCL - Group	(364)	(317)	(338)
Sunset	(3,944)	(4,209)	(4,311)
Old American	(70)	(78)	(87)
Total	(12,760)	(12,039)	(10,224)

Assumed
KCL - Individual	2,165	3,302	2,458
KCL - Group	-	-	-
Sunset	-	-	-
Old American	-	-	-
Total	2,165	3,302	2,458
Net	$18,220	$20,177	$16,367

% of Assumed to Net	12	16	15

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

			Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Year Ended December 31
	2004	2003	2002
Real estate valuation account
Beginning of year	$-	$-	$-
Deductions	-	-	-
End of year	$-	$-	$-

Mortgage loan valuation account
Beginning of year	$4,801	$4,746	$4,101
Additions	-	55	645
Deductions	(433)	-	-
End of year	$4,368	$4,801	$4,746

Allowance for uncollectible accounts
Beginning of year	$1,482	$1,577	$1,583
Additions	34	87	31
Deductions	(38)	(182)	(37)
End of year	$1,478	$1,482	$1,577