Form 10-Q
period 2005-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2005-05-09
CIK 54473

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the Quarter ended March 31, 2005

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

Yes	X	No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.

Class	Outstanding April 14, 2005
Common Stock, $1.25 par value	11,919,281 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31	December 31
	2005	2004
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,949,303	$2,962,114
Equity securities available for sale, at fair value	59,259	63,099
Mortgage loans	445,479	430,632
Real estate	88,386	91,519
Policy loans	107,065	108,546
Short-term investments	19,257	67,980
Other investments	1,673	2,081
Total investments	3,670,422	3,725,971

Cash	7,739	4,147
Accrued investment income	43,050	39,928
Deferred acquisition costs	229,619	229,712
Value of business acquired	94,679	96,853
Reinsurance receivables	160,143	156,839
Property and equipment	31,247	31,595
Other assets	32,159	27,118
Separate account assets	346,857	353,983
Total assets	$4,615,915	$4,666,146

LIABILITIES
Future policy benefits	$860,034	$859,890
Policyholder account balances	2,297,039	2,299,647
Policy and contract claims	36,455	34,200
Other policyholder funds	95,928	96,853
Notes payable	72,279	92,220
Income taxes	38,382	53,703
Other liabilities	194,966	182,754
Separate account liabilities	346,857	353,983
Total liabilities	3,941,940	3,973,250

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	24,486	24,279
Retained earnings	738,238	733,499
Accumulated other comprehensive income	3,768	26,231
Less treasury stock, at cost (2005 - 6,574,980 shares;
2004 - 6,550,287 shares)	(115,638)	(114,234)
Total stockholders' equity	673,975	692,896

Total liabilities and stockholders' equity	$4,615,915	$4,666,146

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended March 31
	2005	2004
REVENUES
Insurance revenues:
Premiums	$46,425	$47,051
Contract charges	28,762	29,149
Reinsurance ceded	(13,609)	(12,518)
Total insurance revenues	61,578	63,682
Investment revenues:
Net investment income	48,790	50,727
Realized investment gains	1,335	803
Other revenues	2,567	2,534
Total revenues	114,270	117,746

BENEFITS AND EXPENSES
Policyholder benefits	45,721	50,468
Interest credited to policyholder account balances	23,213	24,309
Amortization of deferred acquisition costs
and value of business acquired	10,665	9,848
Operating expenses	23,778	25,739
Total benefits and expenses	103,377	110,364

Income before income tax expense	10,893	7,382

Income tax expense	2,933	1,787

NET INCOME	$7,960	$5,595

Basic and diluted earnings per share:
Net income	$0.67	$0.47

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Quarter ended March 31
	2005	2004
OPERATING ACTIVITIES
Net cash provided	$9,397	$19,801

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(164,111)	(214,806)
Equity securities	(690)	(1,304)
Mortgage loans	(37,467)	(9,982)
Real estate	(1,932)	(4,434)
Other investment assets	(199,252)	(215,807)
Sales of investments:
Fixed maturity securities	38,656	25,055
Equity securities	3,978	1,030
Real estate	4,663	858
Other investment assets	249,864	238,846
Maturities and principal paydowns of investments:
Fixed maturity securities	93,413	106,657
Mortgage loans	23,144	29,346
Net additions to property and equipment	(303)	(428)
Net cash provided (used)	9,963	(44,969)

FINANCING ACTIVITIES
Proceeds from borrowings	22,263	915
Repayment of borrowings	(42,204)	(3,689)
Deposits on policyholder account balances	63,815	68,343
Withdrawals from policyholder account balances	(55,667)	(49,420)
Net transfers to separate accounts	(1,362)	(3,213)
Change in other deposits	1,805	3,504
Cash dividends to stockholders	(3,221)	(3,325)
Net disposition (acquisition) of treasury stock	(1,197)	114
Net cash provided (used)	(15,768)	13,229

Increase (decrease) in cash	3,592	(11,939)
Cash at beginning of year	4,147	20,029

Cash at end of period	$7,739	$8,090

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2004 Form 10-K and the 2004 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2005 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

On December 14, 2004, the Company signed an asset purchase agreement to sell its administrative claims paying services contracts as a defined block of business to The Epoch Group, L. C. for $0.2 million on January 1, 2005. The administrative claims paying services, marketed as KCL Benefit Solutions, are part of the Group Insurance business segment. One-half of the purchase price was received in February 2005. The other half is due in subsequent years, subject to certain persistency requirements. This block of business and the results of operations are not material to the financial statements of the Company and are not disclosed separately.

Significant Accounting Policies

These significant accounting policies should be read in conjunction with statements and disclosures made in the Company’s 2004 Form 10-K as filed with the United States Securities and Exchange Commission.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

The Company maintains a diversified securities portfolio. The Company’s securities available for sale are carried at fair value in the Company’s balance sheet. The Company receives fair values for its securities portfolio from a variety of external sources. Various measures have been taken to manage the portfolio’s credit and interest rate risks, as discussed in the Company’s 2004 Form 10-K and the 2004 Annual Report to Stockholders. The Company performs a review of its securities' fair values on an ongoing basis to determine changes in the value of the portfolio. Several factors are analyzed in evaluating these securities, including an analysis of the issuing company, its industry, valuation levels and subsequent developments. Based upon these inputs, the Company establishes its securities values in accordance with GAAP.

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

When new business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment.

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relate to unexpired terms of coverage.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

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

Reinsurance receivables includes amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Accounting for Stock-Based Compensation" (“FAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of equity-based compensation issued to employees. FAS 123R is effective January 1, 2006. The Company is currently evaluating FAS 123R but does not believe this new standard will have a material impact in the financial statements.

All other Standards and Interpretations of those Standards issued during 2005 did not relate to accounting policies and procedures pertinent to the Company at this time.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of deferred acquisition costs, and the change in the additional minimum pension liability. Other comprehensive income (loss) includes deferred income taxes on these items.

For the first quarter of 2005, comprehensive loss was $14.5 million, which consisted of net income of $8.0 million and other comprehensive loss of $22.5 million. For the first quarter of 2004, comprehensive income was $31.5 million, which consisted of net income of $5.6 million and other comprehensive income of $25.9 million.

Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,928,929 and 11,925,257 for the first quarter of 2005 and 2004, respectively.

Income Taxes

The first quarter income tax was an expense of $2.9 million or 27% of income before tax for 2005, versus an expense of $1.8 million or 24% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.7 million or 7% of income before tax for the first quarter of 2005, and a benefit of $1.0 million or 13% of income before tax for 2004.

2. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life – Individual Insurance segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne is included in the Kansas City Life – Individual Insurance segment. The Kansas City Life - Group Insurance segment consists of sales of group life, disability, stop loss and dental products. Also, this segment offered administrative claims paying services, marketed as KCL Benefit Solutions, through year-end 2004. Group Insurance segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories, using direct response marketing to supply agents with leads.

Separate investment portfolios are maintained for each of the companies. However, investments are allocated to the Group Insurance segment based upon its cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company's revenue.

The following schedule provides, in thousands, the financial performance of each of the four reportable operating segments of the Company.

		Kansas City Life		Sunset	Old
		Individual	Group	Life	American	Total
Insurance revenues:
First quarter:	2005	$31,277	$9,904	$3,717	$16,680	$61,578
	2004	31,646	11,024	3,950	17,062	63,682

Net investment income:
First quarter:	2005	$38,892	$65	$6,643	$3,190	$48,790
	2004	40,405	80	6,964	3,278	50,727

Net income (loss):
First quarter:	2005	$7,002	$(748)	$1,375	$331	$7,960
	2004	3,949	(310)	1,350	606	5,595

3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	March 31		March 31
	2005	2004	2005	2004

Service cost	$554	$584	$193	$189
Interest cost	1,821	1,804	375	352
Expected return on plan assets	(1,856)	(1,610)	(17)	(19)
Amortization of:
Unrecognized actuarial loss	718	830	23	7
Unrecognized prior service cost	(162)	(162)	-	-
Net periodic benefits cost	$1,075	$1,446	$574	$529

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. The Company has evaluated the provisions of the Act and believes that the benefits provided by the plan are actuarially equivalent thereto. As a result, the Company determined the accumulated benefit obligation to incorporate the impact of the Act. This resulted in a reduction to the accumulated benefit obligation of $7.1 million at December 31, 2004, but did not have a material impact on the net periodic postretirement benefit cost for the year ended December 31, 2004.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

4. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At March 31, 2005, the Company had open purchase commitments of $27.0 million and open sales commitments of $.3 million. Subsequent to March 31, 2005, the Company entered into purchase commitments of $2.2 million. Typically, these purchase and sales commitments are for mortgage loans, real estate and affordable housing investments. The ultimate financial impact of these commitments is not presently determinable.

5. CONTINGENT LIABILITIES

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

6. GUARANTEES AND INDEMNIFICATIONS

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

Consolidated Results of Operations

In the first quarter of 2005, the Company’s net income increased $2.4 million versus the prior year, to a total of $8.0 million. Net income per share increased to $0.67 per share versus $0.47 per share in last year's first quarter. The largest factor in this improvement resulted from a decline in policyholder benefits. This decline was primarily due to decreased death benefits, annuity benefits, and accident and health benefits (primarily from the group product lines). Interest credited to policyholder account balances declined due to lower interest crediting rates. Insurance revenues declined primarily due to a decrease in premiums for accident and health and an increase in reinsurance ceded, which were partially offset by an increase in annuity premiums. Net investment income declined due to reduced investment yields. Finally, operating expenses declined due to the integration of GuideOne operations into the home office during 2004. Cost savings from the integration of GuideOne operations are expected to emerge over the year. These reductions were partially offset by an increase in the amortization of deferred acquisition costs.

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

For the first quarter, new life and annuity premium sales increased 30%, primarily due to a 58% increase in immediate annuity premium sales and a 6% increase in new individual life premium sales. The Company has continued its emphasis on new individual life sales and anticipates growth during the year. For the first quarter, group life premium sales decreased 10% and group accident and health premiums declined 36%. The loss of a group dental case at mid-year 2004 contributed to this decline. Renewal premiums declined 1% for the first quarter.

	Quarter ended March 31
	2005	%	2004	%
New premiums:
Individual life insurance	$2,882	6	$2,708	9
Immediate annuities	4,538	58	2,878	(58)
Group life insurance	376	(10)	417	48
Group accident and health insurance	2,461	(36)	3,820	68
Individual accident and health insurance	-	-	642	-
Total new premiums	10,257	(2)	10,465	(12)
Renewal premiums	36,168	(1)	36,586	3
Total premiums	$46,425	(1)	$47,051	(1)

Total new deposits declined 25% for the first quarter, largely due to fixed deferred annuity sales which decreased 37% in the quarter. The Company has focused its distribution efforts on agencies that write a balanced mix of life and annuity products, which resulted in a lower volume of deposit sales of fixed deferred annuities. New deposits on universal life products decreased 3% in the first quarter, while new variable annuities and new variable universal life deposit sales were both virtually unchanged. Renewal deposits increased 7% for the first quarter, largely due to increased renewal deposits from fixed deferred annuities and variable annuities. In total, deposits declined 7%.

	Quarter ended March 31
	2005	%	2004	%
New deposits:
Universal life insurance	$2,182	(3)	$2,241	1
Variable universal life insurance	633	-	631	(45)
Fixed deferred annuities	12,146	(37)	19,382	(36)
Variable annuities	7,189	-	7,194	7
Total new deposits	22,150	(25)	29,448	(27)
Renewal deposits	41,665	7	38,895	15
Total deposits	$63,815	(7)	$68,343	(7)

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded, which decreased 3% in the first quarter 2005. Increases in annuity premiums were more than offset by a decline in accident and health premiums, accompanied by an increase in reinsurance premiums ceded. Life insurance premiums declined 2% in the first quarter while annuity premiums increased 59% over last year. The Company made some changes to its immediate annuity product line in 2004, which resulted in lower sales during the year. However, immediate annuity sales have increased in 2005, largely due to an increase in average premium per policy. Accident and health premiums decreased 13% for the first quarter. This decline was largely the result of the Company’s group accident and health sales, which declined 9% or $1.0 million versus a year ago. A major factor in this decline was the loss of a large dental case at mid-year 2004. Consolidated total premiums decreased 1% or $0.6 million, in the first quarter of 2005.

Contract charges decreased 1% for the first quarter, largely as a result of decreased surrender charges on universal life and other investment-type products. Reinsurance ceded increased 9% in the first quarter, largely due to increased new and renewal sales on individual life products, and sales on certain group long-term disability and stop loss products where the Company reinsurers 80% or more of its sales.

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

Investment Revenues

Net investment income decreased 4% in the first quarter. Although invested assets decreased slightly during the quarter, the lower investment income was primarily due to reduced investment yields. The overall investment markets continue to be a challenging environment for companies whose primary assets are in fixed maturity securities.

The Company recorded realized investment gains for the first quarter of $1.3 million. This was a $0.5 million improvement over realized investment gains of $0.8 million in the prior year. The following table provides detail concerning realized investment gains and losses for the first quarters of 2005 and 2004.

	Quarter ended
	March 31
Realized Investment Gains and Losses	2005	2004
Gross gains resulting from:
Sales of investment securities	$894	$2,765
Investment securities called	804	308
Sales of real estate	10	286
Other investment gains	525	-
Total gross gains	2,233	3,359
Gross losses resulting from:
Sales of investment securities	(818)	(1,706)
Investment securities called	(49)	(915)
Total gross losses	(867)	(2,621)
Amortization of deferred acquisition costs	(31)	65
Realized investment gains	$1,335	$803

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the first quarter.

As of March 31, 2005, the Company had investments with a fair value of $1.3 billion, which had unrealized losses of $34.5 million. As of December 31, 2004, the Company had investments with a fair value of $1.0 billion, which had unrealized losses of $19.3 million. The change in unrealized losses since year-end 2004 was primarily due to the general rise in market interest rates.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, and surrenders. These benefits are shown net of reinsurance and the corresponding decrease in the reserve liability for future policy benefits. Policyholder benefits decreased 9% or $4.7 million in the first quarter. This decline was largely due to death benefits, reflecting favorable mortality experience.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances declined 5% in the first quarter, primarily due to lower crediting rates which were primarily the result of reduced investment yields.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

For the first quarter of 2005, the amortization of DAC was $9.0 million compared with $7.9 million for 2004, due to an increase in profits on products. The Company evaluates the assumptions used in the amortization of deferred acquisition costs on a regular basis. As warranted by a combination of historical results and expected future trends, the Company unlocks these assumptions and accordingly increases or decreases the deferred acquisition costs. For the first quarter of 2005, no unlocking of DAC assumptions was made to the financial statements.

The amortization of VOBA was $1.7 million in the first quarter of 2005 and $1.9 million for the same period in 2004.

Operating Expenses

Operating expenses decreased 8% in the first quarter of 2005. Cost savings, as expected, are being achieved through the integration of GuideOne Life’s operations into the home office. Thus far in 2005, the Company has reduced GuideOne expenses nearly $1.0 million.

Income Taxes

The first quarter income tax was an expense of $2.9 million or 27% of income before tax for 2005, versus an expense of $1.8 million or 24% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.7 million or 7% of income before tax for the first quarter of 2005, and a benefit of $1.0 million or 13% of income before tax for 2004.

Operating Results by Segment

The Company manages its performance through four business segments: the Individual Insurance business of Kansas City Life in the parent company, the Group Insurance operation in the parent company, and its two life insurance subsidiaries: Sunset Life and Old American. The following describes and analyzes the financial performance of each of these four segments. Refer to Note 2 - Segment Information in the Notes to the Consolidated Financial Statements.

Kansas City Life Insurance Company – Individual Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Individual Insurance business segment for the first quarters of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended
	March 31
	2005	2004
Insurance revenues:
Premiums	$14,299	$13,696
Contract charges	23,250	23,427
Reinsurance ceded	(6,272)	(5,477)
Total insurance revenues	31,277	31,646
Investment revenues:
Net investment income	38,892	40,405
Realized investment gains	917	768
Other revenues	2,266	1,429
Total revenues	73,352	74,248

Policyholder benefits	24,583	29,108
Interest credited to policyholder account balances	19,141	20,071
Amortization of deferred acquisition costs
and value of business acquired	5,535	4,804
Operating expenses	14,551	15,279
Total benefits and expenses	63,810	69,262

Income before income tax expense	9,542	4,986

Income tax expense	2,540	1,037

Net income	$7,002	$3,949

Premium information is provided in the table below.

	Quarter ended March 31
	2005	%	2004	%
New premiums:
Individual life insurance	$1,353	27	$1,065	16
Immediate annuities	4,435	57	2,816	(58)
Individual accident and health insurance	-	-	642	-
Total new premiums	5,788	28	4,523	(40)
Renewal premiums	8,511	(7)	9,173	47
Total premiums	$14,299	4	$13,696	(1)

Deposit information is provided in the table below.

	Quarter ended March 31
	2005	%	2004	%
New deposits:
Universal life insurance	$2,062	3	$2,005	34
Variable universal life insurance	633	-	631	(45)
Fixed deferred annuities	11,643	(37)	18,546	(23)
Variable annuities	7,189	-	7,194	7
Total new deposits	21,527	(24)	28,376	(15)
Renewal deposits	34,701	13	30,745	14
Total deposits	$56,228	(5)	$59,121	(2)

Insurance revenues for this segment decreased 1% in the first quarter, primarily reflecting declines in traditional life premiums, accident and health premiums and an increase in ceded reinsurance premiums. These declines were offset by an increase in annuity premiums. New individual life and annuity premiums increased 49% for the first quarter compared with a year ago, primarily due to a 57% increase in immediate annuities and a 27% increase in individual life sales. Contract charges decreased 1% in the first quarter.

Net investment income for this segment declined 4% for the first quarter. Although invested assets decreased slightly during the quarter, the lower investment income was primarily due to reduced investment yields. Realized investment gains totaled $0.9 million in the first quarter of 2005, a slight improvement over the first quarter of 2004.

Policyholder benefits decreased 16% in the first quarter relative to 2004 results. Death benefits declined, reflecting favorable mortality experience compared with 2004. Other benefits, which are included in policyholder benefits, declined 30% for the first quarter compared with 2004. This decrease was primarily the result of declines in supplementary contracts and individual accident and health benefits.

Interest credited to policyholder account balances decreased 5%. This decrease was due to lower crediting rates, which were primarily the result of reduced investment yields.

The amortization of DAC and VOBA increased 15% in the first quarter compared with 2004, reflecting increased profits associated with these product lines. The Company regularly evaluates the assumptions used in the amortization of DAC and unlocks the assumptions when warranted. No unlocking occurred during the first quarter of 2005.

In late 2004, the Company completed the integration of the insurance operations of GuideOne into the home office, which were formerly located in Des Moines. These insurance operations included the administrative functions of customer services, premium collection, new business, underwriting and the associated accounting and information systems services. The expense reduction achieved during the first quarter was approximately $1.0 million.

Net income for this segment increased $3.1 million in the first quarter versus 2004. As discussed above, these improvements were largely due to lower policyholder benefits and expense reductions associated with the integration of GuideOne into the home office.

Kansas City Life Insurance Company – Group Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Group Insurance business segment for the first quarters of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended
	March 31
	2005	2004
Insurance revenues:
Premiums	$12,637	$13,389
Reinsurance ceded	(2,733)	(2,365)
Total insurance revenues	9,904	11,024
Investment revenues:
Net investment income	65	80
Other revenues	241	687
Total revenues	10,210	11,791

Policyholder benefits	6,770	7,355
Operating expenses	4,508	4,879
Total benefits and expenses	11,278	12,234

Loss before income tax benefit	(1,068)	(443)

Income tax benefit	(320)	(133)

Net loss	$(748)	$(310)

Premium information is provided in the table below.

	Quarter ended March 31
	2005	%	2004	%
New premiums:
Group life insurance	$376	(10)	$417	48
Group dental insurance	1,001	(47)	1,906	(4)
Group disability insurance	574	(54)	1,245	428
Group stop loss	839	33	631	-
Other group insurance	47	24	38	(22)
Total new premiums	2,837	(33)	4,237	66
Renewal premiums	9,800	7	9,152	(10)
Total group premiums	12,637	(6)	13,389	5
Other revenues	241	(65)	687	(13)
Total direct revenues	12,878	(9)	14,076	4
Reinsurance ceded	(2,733)	16	(2,365)	84
Total insurance and
other revenues	$10,145	(13)	$11,711	(4)

Insurance revenues for the Group Insurance segment decreased 10% in the first quarter. This decrease was largely attributable to lower premiums in the dental line. Group customers will occasionally change their insurance company providers due to their search for changes in service, product variability or reduced costs. This was the situation at mid-year 2004 as this business segment lost a large dental case, which had provided annual premiums of approximately $3.1 million. However, the premium receipts of all other product lines experienced improved results over the first quarter 2004. The largest premium increases were in the stop loss line which increased 21%, weekly disability which increased 12%, and group life which increased 10%. The Company has used reinsurance in several of its group product lines to achieve improved profitability by mitigating risk. Reinsurance on premiums increased 16% versus 2004, reflecting the general increase in premiums, excluding dental.

On January 1, 2005, the Company sold its administrative claims paying services, which generated other revenues in prior periods for this segment. Accordingly, other revenues in the first quarter of 2005 declined 65% versus the prior year period.

Policyholder benefits decreased 8% in this segment in the first quarter of 2005. This decrease was primarily due to reduced dental benefits which declined 32% or $2.0 million, due to the loss of the previously mentioned large case. Partially offsetting this decline was a substantial increase in group life benefits which increased $1.3 million. This was primarily the result of a decrease in reinsurance ceded benefits of $0.9 million over the prior year.

For the first quarter of 2005, the net loss for this segment totaled $0.7 million compared with $0.3 million in 2004.

Sunset Life Insurance Company of America

The following table presents financial data of the Sunset Life Insurance Company of America business segment for the first quarters of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended
	March 31
	2005	2004
Insurance revenues:
Premiums	$1,538	$1,512
Contract charges	5,512	5,722
Reinsurance ceded	(3,333)	(3,284)
Total insurance revenues	3,717	3,950
Investment revenues:
Net investment income	6,643	6,964
Realized investment gains (losses)	271	(145)
Other revenues	60	398
Total revenues	10,691	11,167

Policyholder benefits	1,809	1,988
Interest credited to policyholder account balances	4,069	4,238
Amortization of deferred acquisition costs
and value of business acquired	1,387	1,339
Operating expenses	1,342	1,748
Total benefits and expenses	8,607	9,313

Income before income tax expense	2,084	1,854

Income tax expense	709	504

Net income	$1,375	$1,350

Premium and deposit information is provided in the tables below.

	Quarter ended March 31
	2005	%	2004	%
New premiums:
Individual life insurance	$26	(74)	$99	(4)
Immediate annuities	103	66	62	(61)
Total new premiums	129	(20)	161	(38)
Renewal premiums	1,409	4	1,351	(4)
Total premiums	$1,538	2	$1,512	(10)

	Quarter ended March 31
	2005	%	2004	%
New deposits:
Universal life insurance	$120	(49)	$236	(67)
Fixed deferred annuities	503	(40)	836	(86)
Total new deposits	623	(42)	1,072	(84)
Renewal deposits	6,964	(15)	8,150	19
Total deposits	$7,587	(18)	$9,222	(32)

Insurance revenues for this segment decreased 6% in the first quarter compared with 2004, primarily due to lower surrender charges and an increase in reinsurance ceded. Total life and annuity premiums increased 2% for the first quarter, largely due to immediate annuity sales.

Net investment income declined 5% in the first quarter compared with 2004, due to reduced investment yields. The Company recorded a realized investment gain in 2005 versus a realized investment loss in 2004, providing an improvement of $0.4 million versus the prior year.

Policyholder benefits decreased 9% for the first quarter, primarily due to favorable mortality experience. Interest credited to policyholder account balances decreased 4% due to lower interest crediting rates, which were primarily the result of reduced investment yields.

Decreases in policyholder benefits and interest credited to policyholder account balances, combined with an increase in realized investment gains, more than offset decreases in insurance revenues and net investment income. As a result, net income for this segment was $1.4 million in the first quarter, a 2% increase over 2004.

Operating expenses declined 23% primarily due to reduced expenses allocated to this business segment. The expense reduction was a result of the recent update of the Company's cost study.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the first quarters of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended
	March 31
	2005	2004
Insurance revenues:
Premiums	$17,951	$18,454
Reinsurance ceded	(1,271)	(1,392)
Total insurance revenues	16,680	17,062
Investment revenues:
Net investment income	3,190	3,278
Realized investment gains	147	180
Other revenues	-	20
Total revenues	20,017	20,540

Policyholder benefits	12,559	12,017
Interest credited to policyholder account balances	3	-
Amortization of deferred acquisition costs
and value of business acquired	3,743	3,705
Operating expenses	3,377	3,833
Total benefits and expenses	19,682	19,555

Income before income tax expense	335	985

Income tax expense	4	379

Net income	$331	$606

Premium information is provided in the table below.

	Quarter ended March 31
	2005	%	2004	%

New premiums	$1,503	(3)	$1,544	5
Renewal premiums	16,448	(3)	16,910	(4)
Total premiums	$17,951	(3)	$18,454	(3)

Insurance revenues decreased 2% in the first quarter as both new and renewal life premiums decreased 3%. Policyholder benefits increased 4% for the first quarter versus a year ago, largely due to an increase in death benefits.

Net investment income declined 3% in the first quarter compared with 2004, due to a decline in invested assets and reduced investment yields.

Operating expense declined 12% for the first quarter, primarily due to a decrease in lead production expense and salary and benefit costs. Income tax expense declined primarily due to a decrease in pre-tax income and offsets related to affordable housing tax credits.

Net income for this segment was $0.3 million in the first quarter, a decrease of $0.3 million from the prior year. A decline in insurance revenues combined with increased policyholder benefits offset a decline in operating expenses.

Liquidity and Capital Resources

Liquidity

Statements made in the Company's 2004 Form 10-K and the 2004 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end.

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

Cash provided from operations totaled $9.4 million for the first quarter of 2005, down from $19.8 million a year ago. This decrease is primarily the result of a decline in premiums, reduced investment income and an increase in federal income taxes for the first quarter.

Net cash provided from investing activities was $10.0 million for the first quarter, compared with net cash used of $45.0 million in 2004. Cash generated from investment maturities, principal paydowns and sales of investments increased $11.9 million and purchases of investments declined $42.9 million.

Net cash used from financing activities was $15.8 million in 2005, versus net cash provided of $13.2 million in 2004. This change is primarily the result of the Company reducing its net outstanding borrowings by $17.2 million versus 2004. In addition, the Company had a reduction in the net proceeds from policyholder account balances of $10.8 million versus 2004.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At March 31, 2005, outstanding balances under this agreement totaled $68.5 million in maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid, marketable securities from the proceeds of these borrowings.

The Company established a two-year note payable for $2.0 million associated with the GuideOne purchase, due in June 2005. Outstanding borrowings of $1.3 million are related to real estate ownership, and the Company has one construction loan totaling $0.5 million.

Borrowings totaled $72.3 million at March 31, 2005, down $19.9 million from year-end 2004. The Company has unsecured revolving lines of credit of $60 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2005	2004
Total assets less separate accounts	$4,269,058	$4,312,163
Total stockholders' equity	673,975	692,896
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $29.7 million at March 31, 2005 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a reduction of $22.5 million from year-end 2004.

Stockholders’ equity decreased $18.9 million from year-end. This decrease was primarily the result of a decrease in accumulated other comprehensive income, reflecting the decreased unrealized investment gains discussed above. Consolidated book value per share equaled $56.53 at March 31, 2005, a 3% decrease from year-end 2004.

During the first quarter of 2005, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2005.

On May 9, 2005, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid May 24, 2005 to stockholders of record as of May 19, 2005.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Statements made in the Company’s 2004 Form 10-K and the 2004 Annual Report to Stockholders regarding the market and interest rate risk analysis remain pertinent.

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

Item 4. Results of Votes of Security Holders

On April 21, 2005 the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,921,700 shares outstanding and eligible to vote, and 11,792,497 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three year term:

W. E. Bixby	10,539,104
Webb R. Gilmore	10,251,131
Nancy Bixby Hudson	10,235,126
Daryl D. Jensen	10,527,696
William A. Schalekamp	10,286,318

The following Directors continued their term of office after the meeting:

R. Philip Bixby	William R. Blessing
Warren J. Hunzicker, M.D.	Richard L. Finn
Tracy W. Knapp	Cecil R. Miller
Larry Winn, Jr.	Bradford T. Nordholm

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Extension 8216

For Immediate Release: May 9, 2005, press release reporting financial results for the first quarter of 2005.

Kansas City Life Announces First Quarter 2005 Results

Kansas City Life opened the year with a solid first quarter, recording net income of $8.0 million or $0.67 per share. These results represent a 42% improvement over last year’s $5.6 million or $0.47 per share. The increase was primarily the result of reduced policyholder benefits, interest credited to account balances and operating expenses. These improvements were partially offset by lower net investment income and insurance revenues.

Insurance revenues were 3% lower in the first quarter, due to lower premiums and an increase in reinsurance premiums ceded. However, production from new sales in the first quarter offered mixed results. New premiums for life insurance and annuities increased 30% and accident and health decreased 45%, resulting in total new premiums having decreased by 2%. New deposits declined 25%, primarily due to a 37% decrease in sales of fixed deferred annuities and a 3% decline in new universal life deposits.

Net investment income declined 4% due to reduced investment yields. The yields earned on the Company's investments continue to be negatively affected by the low interest rate environment. However, the Company recorded realized investment gains of $1.3 million, an increase of $0.5 million over the prior year period.

Policyholder benefits declined 9% due to favorable mortality experience. Interest credited to policyholder account balances declined 5% due to lower crediting rates, which were primarily the result of reduced investment yields. The Company realized an operating expense reduction of $2.0 million or 8%. Approximately half of these savings were generated by the integration of the GuideOne operating activities into the home office. It is anticipated that expense savings from the GuideOne consolidation will continue to emerge over the year.

The Company is focused on increasing revenues by expanding its traditional distribution network of independent agents and improving the support provided by our home office in servicing agents and policyholders. Further, our efforts continue to be concentrated on increasing life insurance sales, which we believe meets the needs of an underserved market and provides for quality long-term growth.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $502 million in 2004, and assets and life insurance in force were $4.7 billion and $31.0 billion, respectively, as of December 31, 2004. The Company operates in 48 states and the District of Columbia. For further information please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces

First Quarter 2005 Results

May 9, 2005; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended
	March 31
	2005	2004

Revenues	$114,270	$117,746

Net income	$7,960	$5,595

Net income per share,
basic and diluted	$0.67	$0.47

Dividends paid	$0.27	$0.27

A quarterly dividend of $.27 per share will be paid May 24, 2005 to shareholders of record as of May 19, 2005.

Average number of shares outstanding	11,928,929	11,925,257

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

/s/R. Philip Bixby

R. Philip Bixby

President, Chief Executive Officer

and Chairman of the Board

/s/Tracy W. Knapp

Tracy W. Knapp

Senior Vice President, Finance

Date: May 9, 2005