Form 10-Q
period 2005-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2005-08-08
CIK 54473

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the Quarter ended June 30, 2005

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

Yes	X	No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.

Class	Outstanding July 18, 2005
Common Stock, $1.25 par value	11,920,819 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30	December 31
	2005	2004
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,976,315	$2,962,114
Equity securities available for sale, at fair value	59,319	63,099
Mortgage loans	461,821	430,632
Real estate	92,266	91,519
Policy loans	105,153	108,546
Short-term investments	18,740	67,980
Other investments	1,669	2,081
Total investments	3,715,283	3,725,971

Cash	13,037	4,147
Accrued investment income	40,571	39,928
Deferred acquisition costs	226,299	229,712
Value of business acquired	91,975	96,853
Reinsurance receivables	161,275	156,839
Property and equipment	30,724	31,595
Other assets	24,620	27,118
Separate account assets	353,195	353,983
Total assets	$4,656,979	$4,666,146

LIABILITIES
Future policy benefits	$856,967	$859,890
Policyholder account balances	2,296,112	2,299,647
Policy and contract claims	35,097	34,200
Other policyholder funds	95,709	96,853
Notes payable	67,897	92,220
Income taxes	57,461	53,703
Other liabilities	181,949	182,754
Separate account liabilities	353,195	353,983
Total liabilities	3,944,387	3,973,250

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	24,720	24,279
Retained earnings	743,444	733,499
Accumulated other comprehensive income	37,211	26,231
Less treasury stock, at cost (2005 - 6,575,861 shares;
2004 - 6,550,287 shares)	(115,904)	(114,234)
Total stockholders' equity	712,592	692,896

Total liabilities and stockholders' equity	$4,656,979	$4,666,146

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended June 30		Six Months ended June 30
	2005	2004	2005	2004
REVENUES
Insurance revenues:
Premiums	$46,036	$47,319	$92,461	$94,370
Contract charges	28,135	29,381	56,897	58,530
Reinsurance ceded	(14,090)	(14,342)	(27,699)	(26,860)
Total insurance revenues	60,081	62,358	121,659	126,040
Investment revenues:
Net investment income	46,861	48,391	95,651	99,118
Realized investment gains (losses)	(378)	724	957	1,527
Other revenues	2,649	1,734	5,216	4,268
Total revenues	109,213	113,207	223,483	230,953

BENEFITS AND EXPENSES
Policyholder benefits	43,711	45,490	89,435	95,958
Interest credited to policyholder account balances	22,698	23,038	45,908	47,347
Amortization of deferred acquisition costs
and value of business acquired	8,640	10,612	19,305	20,460
Operating expenses	22,508	23,872	46,286	49,611
Total benefits and expenses	97,557	103,012	200,934	213,376

Income before income tax expense	11,656	10,195	22,549	17,577

Income tax expense	3,231	2,673	6,164	4,460

NET INCOME	$8,425	$7,522	$16,385	$13,117

Basic and diluted earnings per share:
Net income	$0.71	$0.63	$1.37	$1.10

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Six Months ended June 30
	2005	2004
OPERATING ACTIVITIES
Net cash provided	$23,287	$38,744

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(302,895)	(475,685)
Equity securities	(1,433)	(2,077)
Mortgage loans	(64,943)	(26,252)
Real estate	(7,119)	(6,158)
Other investment assets	(383,549)	(398,673)
Sales of investments:
Fixed maturity securities	89,312	80,424
Equity securities	5,226	2,476
Real estate	5,845	9,356
Other investment assets	436,594	436,985
Maturities and principal paydowns of investments:
Fixed maturity securities	204,964	247,509
Mortgage loans	34,804	56,507
Net additions to property and equipment	(433)	(712)
Net cash provided (used)	16,373	(76,300)

FINANCING ACTIVITIES
Proceeds from borrowings	22,264	1,306
Repayment of borrowings	(46,587)	(5,759)
Deposits on policyholder account balances	126,008	139,090
Withdrawals from policyholder account balances	(119,253)	(103,294)
Net transfers to separate accounts	318	(7,805)
Change in other deposits	(5,851)	2,093
Cash dividends to stockholders	(6,439)	(6,545)
Net disposition (acquisition) of treasury stock	(1,230)	139
Net cash provided (used)	(30,770)	19,225

Increase (decrease) in cash	8,890	(18,331)
Cash at beginning of year	4,147	20,029

Cash at end of period	$13,037	$1,698

See accompanying Notes to Consolidated Financial Statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements

(amounts in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these financial statements and Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American). On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. As of October 1, 2003, GuideOne was merged into Kansas City Life Insurance Company.

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2004 Form 10-K and the 2004 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2005 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Business Changes

On October 25, 2004, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million to Generations Bancorp, with an expected gain on the sale of approximately $1.9 million. This transaction has been approved by the Office of Thrift Supervision and is expected to close in the third quarter of 2005. The bank subsidiary and the results of its operations are not material to the financial statements of the Company and are not disclosed separately.

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

When a new block of business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment.

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

In June 2005, the Financial Accounting Standards Board (FASB) decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Accounting for Stock-Based Compensation" (“FAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. FAS 123R is effective January 1, 2006. Historically the Company has expensed all stock-based compensation using a fair-value-based measurement method. However, the Company is currently evaluating FAS 123R but does not believe this new standard will have a material impact in the financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“FAS 154”). The Statement replaces APB Opinion No. 20 and FAS 3. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the effects, then other rules apply. FAS 154 is effective January 1, 2006. Currently the Company is not aware of any circumstances that require the application of FAS 154, and thus there is no anticipated impact in the financial statements.

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

For the second quarter of 2005, comprehensive income was $41.9 million, which consisted of net income of $8.4 million and other comprehensive income of $33.4 million. For the second quarter of 2004, comprehensive loss was $49.0 million, which consisted of net income of $7.5 million and other comprehensive loss of $56.5 million.

For the six months ended 2005, comprehensive income was $27.4 million, which consisted of net income of $16.4 million and other comprehensive income of $11.0 million. For the six months ended 2004, comprehensive loss was $17.5 million, which consisted of net income of $13.1 million and other comprehensive loss of $30.6 million.

Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,925,998 and 11,926,817 for the six months ended 2005 and 2004, respectively.

Income Taxes

The second quarter income tax expense was $3.2 million or 28% of income before tax for 2005, versus $2.7 million or 26% of income before tax for the prior year period. The six months ended income tax expense was $6.2 million or 27% of income before tax for 2005, versus $4.5 million or 25% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.8

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

million or 7% of income before tax for the second quarter of 2005, and a benefit of $1.0 million or 10% of income before tax for the second quarter 2004. The effect of the affordable housing credits on the effective tax rate was a benefit of $1.5 million or 7% of income before tax for the six months ended 2005, and a benefit of $2.0 million or 11% of income before tax for the six months ended 2004.

2. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life – Individual Insurance segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. GuideOne is included in the Kansas City Life – Individual Insurance segment. The Kansas City Life - Group Insurance segment consists of sales of group life, disability, stop loss and dental products. Also, this segment offered administrative claims paying services, marketed as KCL Benefit Solutions, through year-end 2004. Group Insurance segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. Effective June 30, 2005, the Sunset Life segment will no longer sell new term life insurance and the Sunset Life agents will be encouraged to become licensed to sell Kansas City Life individual insurance and annuity products. The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories, using direct response marketing to supply agents with leads.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

The following schedule provides, in thousands, the financial performance of each of the four reportable operating segments of the Company.

		Kansas City Life		Sunset	Old
		Individual	Group	Life	American	Total
Insurance revenues:
Second quarter:	2005	$30,319	$10,028	$3,195	$16,539	$60,081
	2004	31,532	10,597	3,279	16,950	62,358
Six months:	2005	$61,596	$19,932	$6,912	$33,219	$121,659
	2004	63,178	21,621	7,229	34,012	126,040

Net investment income:
Second quarter:	2005	$36,752	$55	$6,846	$3,208	$46,861
	2004	37,833	69	7,222	3,267	48,391
Six months:	2005	$75,644	$120	$13,489	$6,398	$95,651
	2004	78,238	149	14,186	6,545	99,118

Net income (loss):
Second quarter:	2005	$6,048	$(729)	$1,565	$1,541	$8,425
	2004	4,369	(1,040)	2,562	1,631	7,522
Six months:	2005	$13,050	$(1,477)	$2,940	$1,872	$16,385
	2004	8,318	(1,350)	3,912	2,237	13,117

3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	June 30		June 30
	2005	2004	2005	2004

Service cost	$610	$587	$87	$189
Interest cost	2,007	1,814	213	351
Expected return on plan assets	(2,046)	(1,620)	(16)	(19)
Amortization of:
Unrecognized actuarial loss (gain)	790	835	(23)	6
Unrecognized prior service cost	(178)	(162)	-	-
Net periodic benefits cost	$1,183	$1,454	$261	$527

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

	Pension Benefits		Other Benefits
	Six Months ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004

Service cost	$1,164	$1,171	$280	$378
Interest cost	3,828	3,618	588	703
Expected return on plan assets	(3,902)	(3,230)	(33)	(38)
Amortization of:
Unrecognized actuarial loss	1,508	1,665	-	13
Unrecognized prior service cost	(340)	(324)	-	-
Net periodic benefits cost	$2,258	$2,900	$835	$1,056

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. As of December 31, 2004, the Company evaluated the provisions of the Act and determined that the benefits provided by the Company’s postretirement benefit plans were actuarially equivalent thereto, and estimated the accumulated postretirement benefit obligation (“APBO”) to incorporate the impact of the Act. As of December 31, 2004, the estimated reduction to the APBO was $7.1 million, and this change did not have a material impact on the net periodic postretirement benefit cost for the year ended December 31, 2004.

On June 17, 2005, the Company amended the Kansas City Life Insurance Company Employee Benefits Plan and the Kansas City Life Insurance Company Agent and General Agent Health and Dental Plan (“the Plans”), to eliminate prescription drug coverage as of January 1, 2006. Since prescription drug coverage to retirees will become available under the Act on January 1, 2006, participants of the Plans will be able to obtain coverage under the Medicare Prescription Drug Plan as of this date.

Although a re-measurement of the APBO has not been calculated, it is estimated that the amendment to the Plans resulted in an additional reduction of the APBO of $11.0 million. It is also estimated that the change from this amendment to the Plans did not have a material impact on the net periodic postretirement benefit cost for the period ended June 30, 2005.

4. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At June 30, 2005, the Company had purchase commitments of $12.1 million and sales commitments of $3.2 million. Subsequent to June 30, 2005, the Company entered into purchase commitments of $0.5 million. Typically, these purchase and sales commitments are for mortgage loans, real estate and affordable housing investments. On July 1, 2005, one of the sale commitments for commercial real estate was settled with net proceeds of $2.3 million and resulted in a realized gain of $0.7 million.

5. CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which are grossly disproportionate to actual damages.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

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

Consolidated Results of Operations

In the second quarter of 2005, the Company’s net income increased $0.9 million versus the prior year quarter, to a total of $8.4 million. Net income per share increased to $0.71 per share versus $0.63 per share in last year's second quarter. For the first six months of 2005, net income increased $3.3 million to equal $16.4 million, and net income per share increased to $1.37 per share versus $1.10 per share for the prior year period. This improvement resulted primarily from reduced benefits and expenses, which more than offset declines in revenues. Policyholder benefits decreased, largely due to reduced individual life benefits and group accident and health benefits. Interest credited decreased, resulting from lower crediting rates. Amortization of deferred acquisition costs also decreased due to an unlocking of assumptions in the second quarter of 2005. Finally, operating expenses decreased, primarily due to cost savings resulting from the integration of GuideOne operations into the home office. These reductions in benefits and expenses were partially offset by a decrease in contract charges. Accident and health premiums decreased, primarily from the group dental line. Net investment income declined 3% for both the second quarter and six months due to reduced investment yields and increased investment expense associated with real estate.

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

For the second quarter, a 15% increase in immediate annuity premium was partially offset by a 9% decrease in new individual life premium sales. For the six months, new individual life sales declined by 2% while immediate annuity premium sales increased 34%. For the second quarter, new group life premium sales decreased 21% and new group accident and health premiums declined 32%. For the six months, new group life premium sales decreased 15% and new group accident and health premiums declined 34%. The loss of a sizeable group dental case at mid-year 2004 contributed to this decline. Renewal premiums declined 2% for the second quarter and 1% for the six months.

	Quarter ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$3,172	(9)	$3,488	23
Immediate annuities	3,932	15	3,429	(75)
Group life insurance	311	(21)	394	61
Group accident and health insurance	2,268	(32)	3,351	28
Individual accident and health insurance	-	-	(334)	-
Total new premiums	9,683	(6)	10,328	(46)
Renewal premiums	36,353	(2)	36,991	6
Total premiums	$46,036	(3)	$47,319	(13)

	Six Months ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$6,054	(2)	$6,196	16
Immediate annuities	8,470	34	6,307	(69)
Group life insurance	687	(15)	811	54
Group accident and health insurance	4,729	(34)	7,171	47
Individual accident and health insurance	-	-	308	-
Total new premiums	19,940	(4)	20,793	(33)
Renewal premiums	72,521	(1)	73,577	4
Total premiums	$92,461	(2)	$94,370	(7)

Total new deposits declined 27% in the second quarter and 26% in the six months. Fixed deferred annuities decreased 27% in the second quarter and 32% in the six months. The Company has focused its distribution efforts on agencies that write a balanced mix of life and annuity products, resulting in a lower volume of deposit sales of fixed deferred annuities. New deposits on variable universal life decreased 54% in the second quarter and 37% in the six months. New deposits on universal life products decreased 24% in the second quarter and 16% in the six months. Renewal deposits were flat in the second quarter and increased 4% in the six months, largely due to increased renewal deposits from fixed deferred annuities and variable annuities. In total, deposits declined 12% in the second quarter and 9% in the six months.

	Quarter ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$2,504	(24)	$3,306	60
Variable universal life insurance	615	(54)	1,350	117
Fixed deferred annuities	13,346	(27)	18,223	(45)
Variable annuities	6,710	(26)	9,008	17
Total new deposits	23,175	(27)	31,887	(27)
Renewal deposits	39,018	-	38,860	13
Total deposits	$62,193	(12)	$70,747	(9)

	Six Months ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$4,686	(16)	$5,547	29
Variable universal life insurance	1,248	(37)	1,981	12
Fixed deferred annuities	25,492	(32)	37,605	(40)
Variable annuities	13,899	(14)	16,202	12
Total new deposits	45,325	(26)	61,335	(27)
Renewal deposits	80,683	4	77,755	14
Total deposits	$126,008	(9)	$139,090	(8)

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased 4% in the second quarter and 3% for the first six months. Increases in immediate annuity premiums were more than offset by a decline in life premiums and accident and health premiums. Immediate annuity premiums increased 14% in the second quarter, while life insurance premiums declined 1%. Life insurance premiums declined 2% in the six months, while immediate annuity premiums increased 35% over last year. The Company made some changes to its immediate annuity product line in 2004, which resulted in lower sales during the year. However, immediate annuity sales have increased in 2005, largely due to an increase in average premium per policy. Accident and health premiums decreased 11% for the second quarter and 12% for the six months. This decline was largely the result of the Company’s group accident and health sales, which declined 10% for the second quarter or $1.0 million and 9% in the six months or $2.0 million. A major factor in this decline was the loss of a large dental case at mid-year 2004. Consolidated total premiums decreased 3% or $1.3 million, in the second quarter of 2005 and 2% or $1.9 million in the first six months.

Contract charges decreased 4% for the second quarter and 3% for the six months. Specifically, contract charges decreased $1.0 million in the second quarter of 2005 as a result of an unlocking adjustment. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisition costs or DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Reinsurance ceded decreased 2% in the second quarter but increased 3% for the six months. The increase for the year was largely due to new and renewal sales on individual life products, and sales on certain group long-term disability and stop loss products where the Company reinsurers 80% or more of its sales.

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

Investment Revenues

Net investment income declined 3% for both the second quarter and six months. The lower investment income was due to reduced investment yields and increased investment expense of $1.1 million, including $1.9 million associated with real estate. The overall investment markets continue to be a challenging environment for companies whose primary assets are in fixed maturity securities.

The Company recorded realized investment losses for the second quarter of $0.4 million versus realized investment gains of $0.7 million in last year's second quarter. The Company recorded realized investment gains for the six months of $1.0 million compared to $1.5 million a year ago. The following table provides detail concerning realized investment gains and losses for the second quarter and six month periods of 2005 and 2004.

	Quarter ended		Six Months ended
	June 30		June 30
Realized Investment Gains and Losses	2005	2004	2005	2004
Gross gains resulting from:
Sales of investment securities	$404	$1,894	$1,298	$4,659
Investment securities called	-	41	804	349
Sales of real estate	281	1,304	291	1,590
Other investment gains	525	-	1,050	-
Total gross gains	1,210	3,239	3,443	6,598
Gross losses resulting from:
Sales of investment securities	(1,461)	(2,075)	(2,279)	(3,781)
Write-downs of investment securities	-	(555)	-	(555)
Investment securities called	(87)	(94)	(136)	(1,009)
Total gross losses	(1,548)	(2,724)	(2,415)	(5,345)
Amortization of deferred acquisition costs	(40)	209	(71)	274
Realized investment gains (losses)	$(378)	$724	$957	$1,527

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the second quarter of 2005 and for the six months ended 2005.

As of June 30, 2005, the Company had investments with unrealized losses of $18.2 million on investments with a fair value of $0.9 billion. As of December 31, 2004, the Company had investments with unrealized losses of $19.3 million on investments with a fair value of $1.0 billion.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, and surrenders. These benefits are shown net of reinsurance and the corresponding change in the reserve liability for future policy benefits. Policyholder benefits decreased 4% or $1.8 million in the second quarter and 7% or $6.5 million in the six months.

The decline in these benefits largely resulted from declines in death benefits and accident and health benefits. The decline in death benefits reflects favorable mortality experience. Benefits paid on accident and health business declined primarily due to a decline in the group dental product line which was the result of the mid-year 2004 loss of a sizable dental group.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased 1% in the second quarter and 3% in the six months, due to lower crediting rates which were primarily the result of reduced investment yields.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

For the second quarter of 2005, the amortization of DAC was $6.9 million compared with $8.9 million for 2004. DAC amortization for the six months totaled $15.9 million versus $16.8 million in 2004. In the second quarter of 2005, the amortization of DAC decreased by $2.2 million due to an unlocking adjustment.

For certain life insurance and annuity products, DAC is amortized in proportion to the expected future gross profits of the business. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the change is recorded as a change in DAC amortization in the current period due to an unlocking adjustment.

The amortization of VOBA was $1.7 million in both the second quarter of 2005 and 2004. VOBA amortization for the six months was $3.4 million in 2005 and $3.6 million in 2004.

Operating Expenses

Operating expenses consist of commissions and production allowances, the capitalization of commissions and production allowances on certain products, expenses associated with operations, insurance related taxes and other expenses. Operating expenses decreased 6% in the second quarter of 2005 and 7% for the six months. Commissions and production allowances declined $1.3 million for the second quarter and $1.6 million for the six months in relation to sales results. These changes were partially offset by a decline in the capitalization of these costs. Expense savings, as expected, are being achieved through the integration of GuideOne Life’s operations into the home office which was completed in late 2004. Thus far in 2005, the Company has realized $1.7 million in reduced expenses associated with the integration of GuideOne operations.

Income Taxes

The second quarter income tax expense was $3.2 million or 28% of income before tax for 2005, versus $2.7 million or 26% of income before tax for the prior year period. The six months ended income tax expense was $6.2 million or 27% of income before tax for 2005, versus $4.5 million or 25% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.8 million or 7% of income before tax for the second quarter of 2005, and a benefit of $1.0 million or 10% of income before tax for the second quarter of 2004. The effect of the affordable housing credits on the effective tax rate was a benefit of $1.5 million or 7% of income before tax for the six months ended 2005, and a benefit of $2.0 million or 11% of income before tax for the six months ended 2004.

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

Kansas City Life Insurance Company – Individual Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Individual Insurance business segment for the second quarters and first six months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$14,160	$14,000	$28,459	$27,696
Contract charges	22,418	23,641	45,668	47,068
Reinsurance ceded	(6,259)	(6,109)	(12,531)	(11,586)
Total insurance revenues	30,319	31,532	61,596	63,178
Investment revenues:
Net investment income	36,752	37,833	75,644	78,238
Realized investment gains (losses)	(248)	565	669	1,333
Other revenues	2,504	1,081	4,770	2,510
Total revenues	69,327	71,011	142,679	145,259

Policyholder benefits	25,635	25,858	50,218	54,966
Interest credited to policyholder account balances	18,531	18,972	37,672	39,043
Amortization of deferred acquisition costs
and value of business acquired	4,490	5,795	10,025	10,599
Operating expenses	12,550	14,600	27,101	29,879
Total benefits and expenses	61,206	65,225	125,016	134,487

Income before income tax expense	8,121	5,786	17,663	10,772

Income tax expense	2,073	1,417	4,613	2,454

Net income	$6,048	$4,369	$13,050	$8,318

Premium information is provided in the table below.

	Quarter ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$1,283	(12)	$1,460	82
Immediate annuities	3,859	13	3,429	(75)
Individual accident and health insurance	-	-	(334)	-
Total new premiums	5,142	13	4,555	(68)
Renewal premiums	9,018	(5)	9,445	47
Total premiums	$14,160	1	$14,000	(33)

	Six Months ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$2,636	4	$2,525	46
Immediate annuities	8,294	33	6,245	(69)
Individual accident and health insurance	-	-	308	-
Total new premiums	10,930	20	9,078	(59)
Renewal premiums	17,529	(6)	18,618	47
Total premiums	$28,459	3	$27,696	(20)

Deposit information is provided in the table below.

	Quarter ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$2,356	(11)	$2,639	82
Variable universal life insurance	615	(54)	1,350	117
Fixed deferred annuities	12,629	(28)	17,548	(43)
Variable annuities	6,710	(26)	9,008	17
Total new deposits	22,310	(27)	30,545	(25)
Renewal deposits	31,690	3	30,766	16
Total deposits	$54,000	(12)	$61,311	(8)

	Six Months ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$4,418	(5)	$4,644	57
Variable universal life insurance	1,248	(37)	1,981	12
Fixed deferred annuities	24,272	(33)	36,094	(34)
Variable annuities	13,899	(14)	16,202	12
Total new deposits	43,837	(26)	58,921	(20)
Renewal deposits	66,391	8	61,511	15
Total deposits	$110,228	(8)	$120,432	(5)

Net income for this segment in the second quarter was $6.0 million, an increase of $1.7 million from 2004. In addition, net income was $13.1 million for the six months, which was an increase of $4.7 million from 2004. These improvements were largely due to lower policyholder benefits, reduced interest crediting to policyholders, reduced amortization of DAC and expense reductions associated with the integration of GuideOne into the home office. This segment contributed 72% of consolidated net income for the second quarter 2005, up from 58% in 2004, and contributed 80% for the six months of 2005, up from 63% in 2004. This segment also contributed 63% of consolidated revenues for the second quarter and 64% for the six months.

Insurance revenues for this segment decreased 4% in the second quarter and 3% in the six months. Contract charges decreased 5% in the second quarter and 3% in the six months, contributing to the decline in insurance revenues. The decline in contract charges was largely due to the unlocking adjustment of $1.0 million previously discussed.

In the second quarter, the 13% increase in immediate annuity premium sales was offset by a 12% decrease in individual life premium sales. For the six months, new premiums increased 20% compared to 2004, due to the 33%

increase in new immediate annuity premiums. New deposits decreased 27% for the second quarter and 26% for the six months of 2005 when compared to the same periods of 2004, primarily reflecting a decrease in fixed deferred and variable annuities.

Net investment income for this segment declined 3% for both the second quarter and six months. Although invested assets increased over the six month period, investment income decreased due to reduced investment yields and increased investment expense of $1.1 million, including $1.9 million associated with real estate. This segment experienced realized investment losses of $0.2 million for the second quarter versus a realized gain of $0.6 million a year ago. For the six months, realized investment gains totaled $0.7 million, down from the $1.3 million realized investment gains of 2004.

Policyholder benefits decreased 1% in the second quarter relative to 2004 and decreased 9% for the six months. Death benefits increased for the second quarter but declined for the six months. Other benefits decreased primarily due to a decline in individual accident and health benefits. In 2004, this segment experienced benefit payments on a terminated block of business. In 2005, virtually no benefit payments were necessary from this block.

Interest credited to policyholder account balances decreased 2% in the second quarter and 4% in the six months. This decrease was due to lower crediting rates, which were primarily the result of reduced investment yields.

The amortization of DAC and VOBA decreased 23% in the second quarter compared with 2004 and 5% in the six months. The decrease was largely the result of a $1.8 million unlocking adjustment, as previously discussed.

Operating expenses consist of commissions and production allowances, the capitalization of commissions and production allowances on certain products, expenses associated with operations, and insurance related taxes and other expenses. Operating expenses decreased for the second quarter and six months, compared with the same periods of 2004. The expense savings have resulted from the integration of GuideOne into the home office. In late 2004, the Company completed the integration of the insurance operations of GuideOne, formerly located in Des Moines, Iowa. These insurance operations included the administrative functions of customer services, premium collection, new business, underwriting and the associated accounting and information systems services. Thus far in 2005, approximately $1.7 million in expense savings have been realized.

Kansas City Life Insurance Company – Group Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Group Insurance business segment for the second quarters and first six months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$12,554	$13,364	$25,191	$26,753
Reinsurance ceded	(2,526)	(2,767)	(5,259)	(5,132)
Total insurance revenues	10,028	10,597	19,932	21,621
Investment revenues:
Net investment income	55	69	120	149
Other revenues	123	585	364	1,272
Total revenues	10,206	11,251	20,416	23,042

Policyholder benefits	6,608	7,838	13,378	15,193
Operating expenses	4,640	4,899	9,148	9,778
Total benefits and expenses	11,248	12,737	22,526	24,971

Loss before income tax benefit	(1,042)	(1,486)	(2,110)	(1,929)

Income tax benefit	(313)	(446)	(633)	(579)

Net loss	$(729)	$(1,040)	$(1,477)	$(1,350)

Premium information is provided in the table below.

	Quarter ended June 30
	2005	%	2004	%
New premiums:
Group life insurance	$311	(21)	$394	61
Group dental insurance	835	(53)	1,790	(21)
Group disability insurance	539	(30)	766	154
Group stop loss	841	12	753	-
Other group insurance	53	26	42	(9)
Total new premiums	2,579	(31)	3,745	31
Renewal premiums	9,975	4	9,619	(4)
Total group premiums	12,554	(6)	13,364	3
Other revenues	123	(79)	585	(19)
Total direct revenues	12,677	(9)	13,949	2
Reinsurance ceded	(2,526)	(9)	(2,767)	120
Total insurance and
other revenues	$10,151	(9)	$11,182	(10)

	Six Months ended June 30
	2005	%	2004	%
New premiums:
Group life insurance	$687	(15)	$811	54
Group dental insurance	1,836	(50)	3,696	(13)
Group disability insurance	1,113	(45)	2,009	273
Group stop loss	1,680	21	1,384	-
Other group insurance	100	22	82	(14)
Total new premiums	5,416	(32)	7,982	47
Renewal premiums	19,775	5	18,771	(7)
Total group premiums	25,191	(6)	26,753	4
Other revenues	364	(71)	1,272	(16)
Total direct revenues	25,555	(9)	28,025	3
Reinsurance ceded	(5,259)	2	(5,132)	102
Total insurance and
other revenues	$20,296	(11)	$22,893	(7)

Insurance revenues for the Group Insurance segment decreased $0.6 million or 5% in the second quarter, and $1.7 million or 8% in the six months. This decrease was largely attributable to lower premiums in the dental line. Group customers will occasionally change their insurance company providers due to their search for changes in service, product features or reduced costs. This was the situation at mid-year 2004 as this business segment lost a large dental case, which had provided annual premiums of approximately $3.1 million. However, the premium receipts from all other product lines experienced improved results over the second quarter and six month period of 2004. The most significant premium increases in the second quarter were in the weekly disability line which increased 27%, long-term disability which increased 21%, and stop loss which increased 12%. The weekly disability, long-term disability lines, and stop loss also accounted for the largest premium increases for the comparative six months, increasing 19%, 13%, and 16%, respectively. The Company has used reinsurance in several of its group product lines to achieve improved profitability by mitigating risk. Although reinsurance on premiums decreased 9% in the second quarter versus 2004, an increase of 2% was experienced in the six months.

On January 1, 2005, the Company sold its administrative claims paying services, which generated other revenues in prior periods for this segment. Accordingly, other revenues in the second quarter of 2005 declined 79% versus the prior year period, and 71% in the six months.

Policyholder benefits decreased 16% in this segment in the second quarter of 2005, and 12% in the six months. This decrease was primarily due to reduced dental benefits, which declined 21% or $1.2 million in the second quarter, and 27% or $3.2 million in the six months. These declines were due to the loss of the previously mentioned large case. Group life benefits decreased 2% in the second quarter, but increased $1.2 million or 61% for the six months. This increase was primarily the result of a decrease in reinsurance ceded benefits of $1.2 million in the six months over last year. Overall, the claims ratio (total policyholder benefits divided by total insurance revenues) for this segment improved versus last year, falling from 70% in 2004 to 67% in 2005.

Operating expenses, consist of commissions, expenses and taxes on operations and other expenses. Operating expenses declined 5% in the second quarter and 6% for the six months. This decrease was due to reduced commissions on new sales and reductions in staffing from the sale of the administrative claims paying services.

The net loss for this segment totaled $0.7 million for the second quarter of 2005, compared with $1.0 million in 2004. The net loss totaled $1.5 million for the six months of 2005, compared with $1.4 million in 2004.

Sunset Life Insurance Company of America

The following table presents financial data of the Sunset Life Insurance Company of America business segment for the second quarters and the six months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$1,363	$1,398	$2,901	$2,910
Contract charges	5,717	5,740	11,229	11,462
Reinsurance ceded	(3,885)	(3,859)	(7,218)	(7,143)
Total insurance revenues	3,195	3,279	6,912	7,229
Investment revenues:
Net investment income	6,846	7,222	13,489	14,186
Realized investment gains (losses)	(60)	557	211	412
Other revenues	15	26	75	424
Total revenues	9,996	11,084	20,687	22,251

Policyholder benefits	851	828	2,660	2,816
Interest credited to policyholder account balances	4,167	4,066	8,236	8,304
Amortization of deferred acquisition costs
and value of business acquired	1,003	1,570	2,390	2,909
Operating expenses	1,595	549	2,937	2,297
Total benefits and expenses	7,616	7,013	16,223	16,326

Income before income tax expense	2,380	4,071	4,464	5,925

Income tax expense	815	1,509	1,524	2,013

Net income	$1,565	$2,562	$2,940	$3,912

Premium and deposit information is provided in the tables below.

	Quarter ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$64	23	$52	(63)
Immediate annuities	73	-	-	-
Total new premiums	137	163	52	(75)
Renewal premiums	1,226	(9)	1,346	1
Total premiums	$1,363	(3)	$1,398	(9)

	Six Months ended June 30
	2005	%	2004	%
New premiums:
Individual life insurance	$90	(40)	$151	(37)
Immediate annuities	176	184	62	(72)
Total new premiums	266	25	213	(54)
Renewal premiums	2,635	(2)	2,697	(2)
Total premiums	$2,901	-	$2,910	(10)

	Quarter ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$148	(78)	$667	8
Fixed deferred annuities	717	6	675	(71)
Total new deposits	865	(36)	1,342	(55)
Renewal deposits	7,328	(9)	8,094	2
Total deposits	$8,193	(13)	$9,436	(14)

	Six Months ended June 30
	2005	%	2004	%
New deposits:
Universal life insurance	$268	(70)	$903	(32)
Fixed deferred annuities	1,220	(19)	1,511	(82)
Total new deposits	1,488	(38)	2,414	(75)
Renewal deposits	14,292	(12)	16,244	10
Total deposits	$15,780	(15)	$18,658	(24)

Net income for this segment was $1.6 million in the second quarter of 2005 and $2.9 million for the six months. This represents a 39% decline in the quarter compared with 2004 and a 25% decline in the six months. An increase in operating expenses and decreases in insurance revenues, investment income and realized investment gains contributed to this decline. Partially offsetting these declines was a decrease in the amortization of DAC. This segment contributed 18% of consolidated net income for the six months in 2005, compared with 30% in 2004. This segment also contributed 9% of consolidated revenues for the second quarter and six months in 2005, versus 10% for both periods in 2004.

Insurance revenues for this segment decreased 3% in the second quarter compared with 2004 and 4% in the six months, primarily due to lower contract charges. Reinsurance ceded increased slightly in both the second quarter and six months. Total premiums decreased 3% for the second quarter and were flat for the six months.

Net investment income declined 5% in the second quarter compared with 2004 and 5% in the six months. Although invested assets increased over the six month period, investment income decreased because of reduced investment yields. The Company recorded a realized investment loss in the second quarter of 2005 versus a realized investment gain in 2004, resulting in a decline of $0.6 million versus the prior year and $0.2 million for the six months.

Operating expenses include commission and production allowances, the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses increased 191% or $1.0 million in the second quarter as compared to 2004 and 28% or $0.6 million for the six months. Expenses in 2004 were lower by $0.6 million because of a reduction in legal reserves.

Contributing to net income was a decrease in the amortization of deferred acquisition costs. Amortization of DAC declined 36% in the second quarter and 18% year-to-date compared with 2004. The decline in the amortization of DAC was primarily due to an unlocking adjustment of $0.4 million.

Death benefits increased but were offset by releases of reserves and reinsurance benefits on these claims. Mortality results remained within expectations for the Company for both the quarter and six months.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the second quarters and the six months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$17,959	$18,557	$35,910	$37,011
Reinsurance ceded	(1,420)	(1,607)	(2,691)	(2,999)
Total insurance revenues	16,539	16,950	33,219	34,012
Investment revenues:
Net investment income	3,208	3,267	6,398	6,545
Realized investment gains	(70)	(398)	77	(218)
Other revenues	7	42	7	62
Total revenues	19,684	19,861	39,701	40,401

Policyholder benefits	10,617	10,966	23,179	22,983
Amortization of deferred acquisition costs
and value of business acquired	3,147	3,247	6,890	6,952
Operating expenses	3,723	3,824	7,100	7,657
Total benefits and expenses	17,487	18,037	37,169	37,592

Income before income tax expense	2,197	1,824	2,532	2,809

Income tax expense	656	193	660	572

Net income	$1,541	$1,631	$1,872	$2,237

Premium information is provided in the table below.

	Quarter ended June 30
	2005	%	2004	%

New premiums	$1,825	(8)	$1,976	5
Renewal premiums	16,134	(3)	16,581	(4)
Total premiums	$17,959	(3)	$18,557	(3)

	Six Months ended June 30
	2005	%	2004	%

New premiums	$3,328	(5)	$3,520	5
Renewal premiums	32,582	(3)	33,491	(4)
Total premiums	$35,910	(3)	$37,011	(3)

Net income for this segment was $1.5 million in the second quarter of 2005, a decrease of 6% from the prior year. For the six months of 2005, net income for this segment was $1.9 million, a decrease of 16% from the prior year. The decrease was a result of a decline in insurance revenues and an increase in policyholder benefits. Partially offsetting this decline were favorable results in operating expenses. This segment contributed 18% of consolidated net income for the second quarter versus 22% in 2004, and 11% of consolidated net income for the six months versus 17% a year ago. This segment also contributed 18% of consolidated revenues for the quarter and six months, which was the same as last year.

Insurance revenues decreased 2% in the second quarter and for the six months of 2005, as both new and renewal life premiums decreased 3% in the second quarter and for the six months. Policyholder benefits decreased 3% in the second quarter of 2005. However policyholder benefits increased 1% for the six months.

Net investment income declined 2% in the second quarter compared with 2004 and 2% for the six months, due to an increase in investment expense. Invested assets and investment yields were consistent with 2004.

Operating expenses include commission and production allowances, the capitalization of certain commission and production allowances, and expenses from operations. These expenses declined 3% for the second quarter and 7% for the six months. This decrease was primarily due to a decrease in lead production expense.

Income tax expense increased for the second quarter and six months primarily due to lower affordable housing tax credits.

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

Cash provided from operations totaled $23.3 million for the six months ended June 30, 2005, down from $38.7 million a year ago. This decrease is primarily due to two factors. First, net cash premium receipts for the first six months of 2005 declined $9.8 million versus the same period of 2004. Second, federal income tax payments increased $5.8 million for the six month period of 2005 relative to 2004.

Net cash provided from investing activities was $16.4 million for the six months, compared with net cash used of $76.3 million in 2004. Cash generated from investment maturities and principal paydowns decreased $64.2 million but sales of investments increased $7.7 million and purchases of investments declined $148.9 million.

Net cash used from financing activities was $30.8 million for the six months in 2005, versus net cash provided of $19.2 million in 2004. This change is partially the result of the Company reducing its net outstanding borrowings by $19.9 million versus 2004. In addition, the Company had a reduction in the net proceeds from policyholder account balances of $29.0 million versus 2004.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At June 30, 2005, outstanding balances under this agreement totaled $66.1 million in maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid, marketable securities from the proceeds of these borrowings.

Outstanding borrowings of $1.3 million are related to real estate ownership, and the Company has one construction loan totaling $0.5 million.

Borrowings totaled $67.9 million at June 30, 2005, down $24.3 million from year-end. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	June 30	December 31
	2005	2004
Total assets less separate accounts	$4,303,784	$4,312,163
Total stockholders' equity	712,592	692,896
Ratio of stockholders' equity
to assets less separate accounts	17%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $63.1 million at June 30, 2005 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $11.0 million from year-end 2004.

Stockholders’ equity increased $19.7 million from year-end. This increase was largely the result of net income and an increase in accumulated other comprehensive income, reflecting the increased unrealized investment gains discussed above. Consolidated book value per share equaled $59.78 at June 30, 2005, a 3% increase from year-end 2004.

During the first half of 2005, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2005.

On August 8, 2005, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 23, 2005 to stockholders of record as of August 18, 2005.

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
(816) 753-7299, Extension 8216

For Immediate Release: August 8, 2005, press release reporting financial results for the second quarter of 2005.

Kansas City Life Announces Second Quarter 2005 Results

Kansas City Life Insurance Company recorded second quarter net income of $8.4 million or $0.71 per share, a 12% improvement from the prior year’s $7.5 million or $0.63 per share. The increase was primarily the result of a $5.5 million reduction in benefits and expenses, although these improvements were partially offset by declines in insurance revenues.

Net income for the six months ended June 30, 2005 was $16.4 million or $1.37 per share. This represents a 25% increase from earnings of $13.1 million or $1.10 per share for the same period last year.

Insurance revenues declined 4% for the second quarter and 3% for the six month period, primarily due to lower premiums and contract charges. New sale premiums declined 6% for the second quarter and 4% for the six month period. Premiums from immediate annuities increased 15% for the second quarter and 34% for the six months.

Net investment income declined 3% for both the second quarter and six month period. Although the yield earned on the Company’s investment portfolio has been negatively affected by the low interest rate environment in prior periods and expenses related to real estate investments have increased, gross investment income has remained stable during the first two quarters of the year.

The largest factor in the second quarter reduction in benefits and expenses was a decline in the amortization of deferred acquisition costs. This change was due to a change in estimates, which reduced both contract charges and the amortization of deferred acquisition costs, and resulted in an additional $1.3 million in income before tax. Other favorable changes in benefits and expenses included reduced policyholder benefits, primarily due to improved mortality and lower benefits on group accident and health products. The lower interest rate environment resulted in reduced interest credited to policyholder account balances for both the quarter and six month periods. Finally, operating expenses declined $1.4 million in the second quarter and $3.3 million for the six month period, primarily due to efficiencies gained through the consolidation of GuideOne operating activities.

The Company is resolute in its pursuit of growth through improved new sales production from its existing network of agencies and agents, as well as the expansion of this network through recruitment of new, additional agencies and agents. We are truly excited about the growth opportunities that are present in our core business of providing life insurance and we look forward to reporting upon these growth opportunities in the future.

The Company is also pleased to announce that its Board of Directors has approved a quarterly dividend of $0.27 per share to be paid August 23, 2005 to shareholders of record as of August 18, 2005.

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

(Continued on next page)

Kansas City Life Announces

Second Quarter 2005 Results

August 8, 2005; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004

Revenues	$109,213	$113,207	$223,483	$230,953

Net income	$8,425	$7,522	$16,385	$13,117

Net income per share,
basic and diluted	$0.71	$0.63	$1.37	$1.10

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,921,993	11,928,419	11,925,998	11,926,817

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 906 Certification.

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

Date: August 8, 2005