Form 10-Q
period 2005-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2005-11-08
CIK 54473

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the Quarter ended September 30, 2005

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

Yes	X	No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent date available.

Class	Outstanding October 14, 2005
Common Stock, $1.25 par value	11,916,876 shares

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

Part I. Financial Information...............................................................................................................................................	3

Item 1. Financial Statements...............................................................................................................................................	3

Consolidated Balance Sheets.................................................................................................................................	3

Consolidated Statements of Income......................................................................................................................	4

Consolidated Statements of Cash Flows...............................................................................................................	5

Notes to Consolidated Financial Statements.........................................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................................................................	31

Item 4. Controls and Procedures.........................................................................................................................................	32

Part II. Other Information...................................................................................................................................................	33

Item 1. Legal Proceedings..................................................................................................................................................	33

Item 5. Other Information...................................................................................................................................................	34

Item 6. Exhibits.................................................................................................................................................................	36

Signatures............................................................................................................................................................................	37

Part I Financial Information

Item 1. Financial Statements

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30	December 31
	2005	2004
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,899,335	$2,962,114
Equity securities available for sale, at fair value	56,747	63,099
Mortgage loans	458,482	430,632
Real estate	93,183	91,519
Policy loans	103,263	108,546
Short-term investments	30,013	67,980
Other investments	3,294	2,081
Total investments	3,644,317	3,725,971

Cash	2,755	4,147
Accrued investment income	43,227	39,928
Deferred acquisition costs	227,541	229,712
Value of business acquired	91,842	96,853
Reinsurance receivables	159,613	156,839
Property and equipment	30,311	31,595
Other assets	27,471	27,118
Separate account assets	364,760	353,983
Total assets	$4,591,837	$4,666,146

LIABILITIES
Future policy benefits	$857,353	$863,754
Policyholder account balances	2,293,839	2,295,783
Policy and contract claims	33,453	34,200
Other policyholder funds	95,306	96,853
Notes payable	33,682	92,220
Income taxes	45,018	53,703
Other liabilities	181,566	182,754
Separate account liabilities	364,760	353,983
Total liabilities	3,904,977	3,973,250

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	24,904	24,279
Retained earnings	749,128	733,499
Accumulated other comprehensive income	5,598	26,231
Less treasury stock, at cost (2005 - 6,571,764 shares;
2004 - 6,550,287 shares)	(115,891)	(114,234)
Total stockholders' equity	686,860	692,896

Total liabilities and stockholders' equity	$4,591,837	$4,666,146

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
REVENUES
Insurance revenues:
Premiums	$42,275	$49,209	$134,736	$143,579
Contract charges	28,525	28,797	85,422	87,327
Reinsurance ceded	(13,605)	(13,802)	(41,304)	(40,662)
Total insurance revenues	57,195	64,204	178,854	190,244
Investment revenues:
Net investment income	49,340	48,558	144,991	147,676
Realized investment gains (losses)	(94)	2,809	863	4,336
Other revenues	2,617	2,243	7,833	6,511
Total revenues	109,058	117,814	332,541	348,767

BENEFITS AND EXPENSES
Policyholder benefits	42,120	44,011	131,555	139,969
Interest credited to policyholder account balances	22,624	25,856	68,532	73,203
Amortization of deferred acquisition costs
and value of business acquired	9,987	10,142	29,292	30,602
Operating expenses	22,161	22,817	68,447	72,428
Total benefits and expenses	96,892	102,826	297,826	316,202

Income before income tax expense	12,166	14,988	34,715	32,565

Income tax expense	3,264	3,455	9,428	7,915

NET INCOME	$8,902	$11,533	$25,287	$24,650

Basic and diluted earnings per share:
Net income	$0.75	$0.97	$2.12	$2.07

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Nine Months ended
	September 30
	2005	2004
OPERATING ACTIVITIES
Net cash provided	$29,862	$27,976

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(434,355)	(627,035)
Equity securities	(4,123)	(4,657)
Mortgage loans	(76,158)	(43,614)
Real estate	(11,244)	(5,988)
Other investment assets	(543,219)	(573,464)
Sales of investments:
Fixed maturity securities	127,320	120,880
Equity securities	10,015	3,316
Real estate	9,699	16,377
Other investment assets	585,256	636,650
Maturities and principal paydowns of investments:
Fixed maturity securities	319,161	338,844
Mortgage loans	49,357	82,033
Net additions to property and equipment	(667)	(1,345)
Net cash provided (used)	31,042	(58,003)

FINANCING ACTIVITIES
Proceeds from borrowings	26,064	3,960
Repayment of borrowings	(84,602)	(26,765)
Deposits on policyholder account balances	188,149	205,720
Withdrawals from policyholder account balances	(181,386)	(152,096)
Net transfers to separate accounts	1,468	(8,449)
Change in other deposits	(1,299)	(2,770)
Cash dividends to stockholders	(9,658)	(9,765)
Net disposition (acquisition) of treasury stock	(1,032)	534
Net cash provided (used)	(62,296)	10,369

Decrease in cash	(1,392)	(19,658)
Cash at beginning of year	4,147	20,029

Cash at end of period	$2,755	$371

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2004 Form 10-K and the 2004 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2005 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior year results to conform with the current year’s presentation.

Business Changes

The stock purchase agreement entered into by Kansas City Life Insurance Company to sell Generations Bank to a consortium of local investors organized as Generations Bancorp expired as of September 30, 2005. The sale was not consummated due to a delay in regulatory approval of the Generations Bancorp application by the Office of Thrift Supervision. The Company had entered into the stock purchase agreement on October 25, 2004, to sell Generations Bank for $10.1 million. A gain of approximately $1.9 million was expected on the sale. The bank subsidiary and the results of its operations are not material to the financial statements of the Company and are not disclosed separately.

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

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and accident and health insurance. Generally, amounts are payable over an extended period of time. Principal assumptions used in pricing policies and in the establishment of liabilities for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

In the normal course of business, the Company cedes risks to other insurers primarily to protect the Company against adverse fluctuations in mortality experience. The Company also assumes risks ceded by other companies. Reinsurance is effected on individual risks and through various quota share arrangements. Business is reinsured primarily through yearly renewable term and coinsurance agreements. Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage. Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits. The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract.

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

In June 2005, the Financial Accounting Standards Board (FASB) decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot.

In September 2005, the FASB decided to include in the final draft of FASB Staff Position FSP FAS 115-1 guidance similar to that provided in EITF 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the Board decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. The new standard is not expected to have a material impact on the financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Accounting for Stock-Based Compensation" (“FAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. FAS 123R is effective January 1, 2006. Historically the Company has expensed all stock-based compensation using a fair-value-based measurement method. The Company is currently evaluating FAS 123R but does not believe this new standard will have a material impact on the financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“FAS 154”). The Statement replaces APB Opinion No. 20 and FAS 3. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. FAS 154 is effective January 1, 2006. Currently, the Company is not aware of any circumstances that require the application of FAS 154, and there is no anticipated impact on the financial statements.

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

For the third quarter of 2005, comprehensive loss was $22.7 million, which consisted of net income of $8.9 million and other comprehensive loss of $31.6 million. For the third quarter of 2004, comprehensive income was $47.4 million, which consisted of net income of $11.5 million and other comprehensive income of $35.9 million.

For the nine months ended 2005, comprehensive income was $4.7 million, which consisted of net income of $25.3 million and other comprehensive loss of $20.6 million. For the nine months ended 2004, comprehensive income was $30.0 million, which consisted of net income of $24.7 million and other comprehensive income of $5.3 million.

Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding were 11,925,389 and 11,928,520 for the nine months ended 2005 and 2004, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

Income Taxes

The third quarter income tax expense was $3.3 million or 27% of income before tax for 2005, versus $3.5 million or 23% of income before tax for the prior year period. The nine months ended income tax expense was $9.4 million or 27% of income before tax for 2005, versus $7.9 million or 24% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.7 million or 6% of income before tax for the third quarter of 2005, and a benefit of $1.5 million or 10% of income before tax for the third quarter 2004. The effect of the affordable housing credits on the effective tax rate was a benefit of $2.2 million or 6% of income before tax for the nine months ended 2005, and a benefit of $3.4 million or 11% of income before tax for the nine months ended 2004.

2. SEGMENT INFORMATION

Company operations have been classified and summarized into four reportable segments. The segments, while generally classified along Company lines, are based upon distribution method, product portfolio and target market. The Parent Company is divided into two segments. The Kansas City Life – Individual Insurance segment consists of sales of variable life and annuities, interest sensitive products and traditional life insurance products through a nationwide sales force of independent general agents. The Kansas City Life - Group Insurance segment consists of sales of group life, disability, stop loss and dental products. Also, this segment offered administrative claims paying services, marketed as KCL Benefit Solutions, through year-end 2004. Group Insurance segment products and services are marketed by a nationwide sales force of independent general agents and group brokers, along with third party marketing arrangements. The Sunset Life segment consists of sales of interest sensitive and traditional products through a nationwide sales force of independent general agents. Effective June 30, 2005, the Sunset Life segment no longer sold new term life insurance and the Sunset Life agents were encouraged to become licensed to sell Kansas City Life individual insurance and annuity products. New sales will be curtailed at Sunset Life by the end of 2005. The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories, using direct response marketing to supply agents with leads.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

The following schedule provides, in thousands, the financial performance of each of the four reportable operating segments of the Company.

		Kansas City Life		Sunset	Old
		Individual	Group	Life	American	Total
Insurance revenues:
Third quarter:	2005	$26,843	$10,404	$3,454	$16,494	$57,195
	2004	32,930	10,659	3,744	16,871	64,204
Nine months:	2005	$88,439	$30,336	$10,366	$49,713	$178,854
	2004	96,108	32,280	10,973	50,883	190,244

Net investment income:
Third quarter:	2005	$39,401	$59	$6,703	$3,177	$49,340
	2004	38,566	81	6,673	3,238	48,558
Nine months:	2005	$115,045	$179	$20,192	$9,575	$144,991
	2004	116,804	230	20,859	9,783	147,676

Net income (loss):
Third quarter:	2005	$5,760	$(393)	$1,682	$1,853	$8,902
	2004	8,713	(624)	1,380	2,064	11,533
Nine months:	2005	$18,810	$(1,870)	$4,622	$3,725	$25,287
	2004	17,031	(1,974)	5,292	4,301	24,650

3. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	September 30		September 30
	2005	2004	2005	2004

Service cost	$582	$434	$168	$189
Interest cost	1,914	1,341	279	352
Expected return on plan assets	(1,951)	(1,197)	(19)	(19)
Amortization of:
Unrecognized actuarial loss (gain)	754	617	(29)	6
Unrecognized prior service cost	(170)	(120)	(152)	-
Net periodic benefits cost	$1,129	$1,075	$247	$528

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

	Pension Benefits		Other Benefits
	Nine Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004

Service cost	$1,746	$1,605	$448	$567
Interest cost	5,741	4,959	824	1,055
Expected return on plan assets	(5,853)	(4,427)	(42)	(57)
Amortization of:
Unrecognized actuarial loss	2,262	2,283	4	19
Unrecognized prior service cost	(510)	(445)	(152)	-
Net periodic benefits cost	$3,386	$3,975	$1,082	$1,584

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) was signed into law. The Act includes a federal subsidy to sponsors of retiree health plans that provide a prescription drug benefit that is at least actuarially equivalent to the benefit to be provided under Medicare Part D. As of December 31, 2004, the Company evaluated the provisions of the Act and determined that the benefits provided by the Company’s postretirement benefit plans were actuarially equivalent thereto, and estimated the accumulated postretirement benefit obligation (“APBO”) to incorporate the impact of the Act. As of December 31, 2004, the estimated reduction to the APBO was $7.1 million, and this change did not have a material impact on the net periodic postretirement benefit cost for the year ended December 31, 2004. This change decreased the 2005 net periodic benefit cost by $0.5 million.

On June 17, 2005, the Company amended the Kansas City Life Insurance Company Employee Benefits Plan and the Kansas City Life Insurance Company Agent and General Agent Health and Dental Plan (“the Plans”), to eliminate prescription drug coverage as of January 1, 2006. Since prescription drug coverage to retirees will become available under the Act on January 1, 2006, participants of the Plans will be able to obtain coverage under the Medicare Prescription Drug Plan as of this date. At the same time, the Company has elected to reduce required retiree premium payments to the Plans.

A re-measurement of the APBO was calculated for the amendment to the Plans and the assumption of reduced retiree premium payments, which resulted in an additional reduction of $4.2 million in the APBO on the June 17, 2005 re-measurement date. The change in the APBO will result in an additional decrease of $0.4 million in the net periodic postretirement benefit cost, for a total decrease of $0.9 million for the year ending December 31, 2005.

4. COMMITMENTS

In the normal course of business the Company has open purchase and sale commitments. At September 30, 2005, the Company had purchase commitments of $16.2 million and sales commitments of $16.4 million. Subsequent to September 30, 2005, the Company entered into purchase commitments of $16.6 million. Typically, these purchase and sales commitments are for mortgage loans, real estate and affordable housing investments. On October 5, 2005, one of the sale commitments for commercial real estate was settled with net proceeds of $13.0 million and resulted in a realized gain of $2.4 million.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements – (Continued)

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

Consolidated Results of Operations

The Company’s net income decreased $2.6 million in the third quarter of 2005, versus the same quarter in the prior year, to a total of $8.9 million. Net income per share decreased to $0.75 per share versus $0.97 per share in last year's third quarter. The decline in the results of the third quarter was largely due to a small realized investment loss versus realized investment gains in the prior year. A decline in both individual life and annuity premiums was generally offset by declines in policyholder benefits, interest credited to policyholder account balances and operating expenses.

Net income increased $0.6 million to $25.3 million for the nine months, and net income per share increased to $2.12 per share versus $2.07 per share for the same period in the prior year. Net income increased as declines in insurance and investment revenues were overcome by declines in policyholder benefits, interest credited to policyholder account balances and operating expenses. Insurance revenues decreased, reflecting declines in life and annuity premiums. Accident and health premiums declined primarily due to reduced premiums in the group dental line. A decline in contract charges resulted primarily due to an unlocking adjustment of unearned revenues in the second quarter of 2005, and a reduction in surrender charges. Net investment income declined on a year-to-date basis, reflecting a decrease in investment yields. Additionally, realized investment gains were $3.5 million less than a year ago. Policyholder benefits decreased, largely due to reduced death benefits and lower group accident and health benefits, primarily from the group dental line. Interest credited to policyholder account balances declined as a result of lower crediting rates. Amortization of deferred acquisition costs decreased due to the unlocking of assumptions in the second quarter of 2005. Finally, operating expenses decreased, primarily due to cost savings resulting from the integration of GuideOne operations into the home office, reduced pension and post retirement benefit costs and an adjustment in agent benefit plan accrual.

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

For the third quarter, new individual life premiums increased 19% and group life premiums increased 7%. These increases were offset by declines in immediate annuity premiums and group accident and health premiums. For the nine months, new individual life sales increased 5%, but immediate annuity premiums decreased 29%, group life premiums declined 9% and group accident and health premiums decreased 27%. Individual life products have been the primary focus for premium sales during the year. Immediate annuity sales declined as a result of the Company’s focus toward agencies that deliver a more balanced mix of life and annuity sales and a reclassification described in the Insurance Revenues section noted below. Group accident and health premiums declined primarily due to the loss of a sizeable group dental case at mid-year 2004. Renewal premiums declined 5% for the third quarter and 3% for the nine months.

	Quarter ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$3,951	19	$3,312	8
Immediate annuities	(58)	(101)	5,553	(51)
Group life insurance	327	7	306	(67)
Group accident and health insurance	2,405	(6)	2,550	(29)
Individual accident and health insurance	-	-	98	(93)
Total new premiums	6,625	(44)	11,819	(41)
Renewal premiums	35,650	(5)	37,390	(1)
Total premiums	$42,275	(14)	$49,209	(15)

	Nine Months ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$10,005	5	$9,508	14
Immediate annuities	8,412	(29)	11,860	(63)
Group life insurance	1,014	(9)	1,117	(23)
Group accident and health insurance	7,134	(27)	9,721	15
Individual accident and health insurance	-	-	406	(70)
Total new premiums	26,565	(19)	32,612	(36)
Renewal premiums	108,171	(3)	110,967	2
Total premiums	$134,736	(6)	$143,579	(10)

Total new deposits declined 14% in the third quarter and 22% in the nine months. Fixed deferred annuities decreased 16% in the third quarter and 27% in the nine months. The Company’s focus for both the third quarter and nine months was to develop distribution efforts within agencies that write a balanced mix of life and annuity products. This resulted in a lower volume of sales of fixed deferred annuities. New deposits on variable universal life decreased 33% in the third quarter and 36% in the nine months. New deposits on universal life products decreased 1% in the third quarter and 11% in the nine months. Renewal deposits declined 2% in the third quarter but increased 2% in the nine months, largely due to increased renewal deposits from fixed deferred and variable annuities. In total, deposits declined 7% in the third quarter and 9% in the nine months.

	Quarter ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$2,503	(1)	$2,536	10
Variable universal life insurance	438	(33)	651	(6)
Fixed deferred annuities	15,669	(16)	18,592	(66)
Variable annuities	6,183	(11)	6,931	(37)
Total new deposits	24,793	(14)	28,710	(59)
Renewal deposits	37,348	(2)	37,920	7
Total deposits	$62,141	(7)	$66,630	(36)

	Nine Months ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$7,189	(11)	$8,083	23
Variable universal life insurance	1,686	(36)	2,632	7
Fixed deferred annuities	41,161	(27)	56,197	(53)
Variable annuities	20,082	(13)	23,133	(9)
Total new deposits	70,118	(22)	90,045	(41)
Renewal deposits	118,031	2	115,675	12
Total deposits	$188,149	(9)	$205,720	(20)

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased 11% in the third quarter. Total premiums decreased 14% in the third quarter of 2005. Individual life premiums declined 3% in the third quarter. A decline in immediate annuity premiums for the quarter was due to two factors. First, the Company has focused distribution efforts toward agencies that deliver a more balanced mix of life and annuity sales and second, due to a reclassification identified below. Accident and health premiums were down 4% in the third quarter, primarily from the elimination last year of an individual accident and health product obtained in the GuideOne acquisition.

Insurance revenues decreased 6% for the first nine months. Total premiums decreased 6% in the nine months. Individual life premiums declined 2% for the nine months. Immediate annuity premiums declined 28%, reflecting the distribution focus on life insurance and changes to the immediate annuity product line made in 2004. Finally, accident and health premiums were down 10% due to the termination of an individual accident and health product and a large group accident and health dental carrier.

In the third quarter 2005, the Company reclassified a $1.7 million overstatement of immediate annuity premiums which occurred in the first half of 2005. This reclassification of immediate annuity premiums was exactly offset by a corresponding reclassification to immediate annuity benefit withdrawals included in policyholder benefits. The net effect of the reclassifications had no impact on net income, but annuity premiums were reduced by $1.7 million in the third quarter for this reclassification and policyholder benefits were likewise reduced.

Contract charges decreased 1% for the third quarter and 2% for the nine months. Specifically, contract charges decreased $0.3 million in the third quarter of 2005 primarily due to reduced surrender charges. Contract charges declined $1.9 million for the nine months, primarily due to an unlocking adjustment, in the second quarter of 2005. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisition costs or DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Reinsurance ceded decreased 1% in the third quarter but increased 2% for the nine months. The increase for the year was largely due to increased sales of individual life products, and sales of certain group long-term disability and stop loss products where the Company reinsures 80% or more of its sales.

Insurance revenues are affected by the level of new sales, the type of products sold, and the persistency of policyholders, all of which may be influenced by a variety of economic conditions and expectations, as well as competitive forces. Consumers desire broad portfolios of products that offer safety and competitive return objectives, which the Company strives to provide. The Company offers a full range of products, including variable insurance products, which allow policyholders to participate in both the equity and fixed income markets. Interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Investment Revenues

Net investment income increased 2% in the third quarter but declined 2% for the nine months. The increase in net investment income was primarily the result of reduced investment expenses for the quarter. The decline in investment income for the nine months was due to a decline in investment yields, despite an increase in the average investment assets. In addition, investment expenses increased $0.6 million for the nine month period relative to the prior year, primarily due to a $1.9 million increase in real estate expenses in the second quarter of 2005.

The Company recorded a small realized investment loss for the third quarter versus realized investment gains of $2.8 million in last year's third quarter. For the nine months, the Company reflected realized investment gains of $0.9 million compared to $4.3 million a year ago. The following table provides detail concerning realized investment gains and losses for the third quarter and nine month periods of 2005 and 2004.

	Quarter ended		Nine Months ended
	September 30		September 30
Realized Investment Gains and Losses	2005	2004	2005	2004
Gross gains resulting from:
Sales of investment securities	$269	$2,306	$1,567	$6,965
Investment securities called	181	337	985	686
Sales of real estate	1,271	2,555	1,562	4,145
Other investment gains	-	-	1,050	-
Total gross gains	1,721	5,198	5,164	11,796
Gross losses resulting from:
Sales of investment securities	(1,659)	(2,268)	(3,938)	(6,049)
Write-downs of investment securities	-	-	-	(555)
Investment securities called	(66)	(114)	(202)	(1,123)
Sales of real estate	(197)	-	(197)	-
Total gross losses	(1,922)	(2,382)	(4,337)	(7,727)
Amortization of deferred acquisition costs	107	(7)	36	267
Realized investment gains (losses)	$(94)	$2,809	$863	$4,336

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the third quarter of 2005 or for the nine months ended 2005.

As of September 30, 2005, the Company had investments with unrealized losses of $32.8 million on investments with a fair value of $1.4 billion. As of December 31, 2004, the Company had investments with unrealized losses of $19.3 million on investments with a fair value of $1.0 billion.

Other Revenues

Other revenues increased $0.4 million in the third quarter and $1.3 million for the nine months. These increases were primarily the result of sales of state tax credits generated from affordable housing investments and fees received from the Company’s broker/dealer subsidiary. Partially offsetting these increases was a decline in other revenues from the sale of KCL Benefit Solutions, which provided administrative claims paying services as part of the group insurance business segment.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, and surrenders. These benefits are shown net of reinsurance and the corresponding change in the reserve liability for future policy benefits. Policyholder benefits decreased 4% or $1.9 million in the third quarter and 6% or $8.4 million in the nine months.

The decline in these benefits largely resulted from declines in death benefits and accident and health benefits, and the $1.7 million reclassification described in the Insurance Revenues section. The decline in death benefits reflects favorable mortality experience. Benefits paid on accident and health business declined primarily due to a decline in the group dental product line, which was the result of the mid-year 2004 loss of a sizable dental group. In addition, individual accident and health benefits declined, primarily the result of a $2.0 million termination in 2004 of a product received in the GuideOne acquisition.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased 13% in the third quarter and 6% in the nine months, due to lower crediting rates.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $8.3 million for the third quarter of 2005, which was the same as for 2004. DAC amortization for the nine months totaled $24.1 million versus $25.2 million in 2004. There was no unlocking adjustment in the third quarter of 2005. However, the amortization of DAC for the nine months 2005 contained an unlocking adjustment of $2.2 million, thereby lowering DAC amortization for the nine month period.

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

The amortization of VOBA was $1.7 million in the third quarter of 2005 and $1.8 million for the same period in 2004. VOBA amortization for the nine months was $5.2 million in 2005 and $5.4 million in 2004.

Operating Expenses

Operating expenses consist of commissions and production allowances, the capitalization of commissions and production allowances on certain products, expenses associated with operations, insurance related taxes and other expenses. Operating expenses decreased 3% in the third quarter and 5% for the nine months of 2005. Commissions and production allowances increased $0.6 million for the third quarter but declined $1.0 million for the nine months. These changes were partially offset by the capitalization of these costs. Expense savings, as expected, are being achieved through the integration of GuideOne Life’s operations into the home office. The integration was completed in late 2004, and the Company has realized $2.5 million in reduced expenses through the first nine months of 2005 as a result. Operating expenses have also declined due to reduced pension and post retirement benefit costs and an adjustment in agent benefit plan accrual.

Income Taxes

The third quarter income tax expense was $3.3 million or 27% of income before tax for 2005, versus $3.5 million or 23% of income before tax for the prior year period. Income tax expense for the nine months was $9.4 million or 27% of income before tax for 2005, versus $7.9 million or 24% of income before tax for the prior year period.

The income tax rate in both years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a benefit of $0.7 million or 6% of income before tax for the third quarter of 2005 and $1.5 million or 10% of income before tax for the third quarter of 2004. The effect of the affordable housing credits on the effective tax rate was a benefit of $2.2 million or 6% of income before tax for the nine months ended 2005 and $3.4 million or 11% of income before tax for the nine months ended 2004.

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

Kansas City Life Insurance Company – Individual Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Individual Insurance business segment for the third quarters and first nine months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$10,360	$15,719	$38,819	$43,415
Contract charges	23,031	23,112	68,699	70,180
Reinsurance ceded	(6,548)	(5,901)	(19,079)	(17,487)
Total insurance revenues	26,843	32,930	88,439	96,108
Investment revenues:
Net investment income	39,401	38,566	115,045	116,804
Realized investment gains	205	3,115	874	4,448
Other revenues	2,427	1,453	7,197	3,963
Total revenues	68,876	76,064	211,555	221,323

Policyholder benefits	23,965	25,250	74,183	80,216
Interest credited to policyholder account balances	18,428	21,059	56,100	60,102
Amortization of deferred acquisition costs
and value of business acquired	5,509	5,363	15,534	15,962
Operating expenses	13,512	13,183	40,613	43,062
Total benefits and expenses	61,414	64,855	186,430	199,342

Income before income tax expense	7,462	11,209	25,125	21,981

Income tax expense	1,702	2,496	6,315	4,950

Net income	$5,760	$8,713	$18,810	$17,031

Premium information is provided in the table below.

	Quarter ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$1,753	33	$1,317	45
Immediate annuities	(58)	(101)	5,553	(48)
Individual accident and health insurance	-	-	98	(93)
Total new premiums	1,695	(76)	6,968	(46)
Renewal premiums	8,665	(1)	8,751	1
Total premiums	$10,360	(34)	$15,719	(27)

	Nine Months ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$4,389	14	$3,842	46
Immediate annuities	8,236	(30)	11,798	(62)
Individual accident and health insurance	-	-	406	(70)
Total new premiums	12,625	(21)	16,046	(54)
Renewal premiums	26,194	(4)	27,369	28
Total premiums	$38,819	(11)	$43,415	(23)

Deposit information is provided in the table below.

	Quarter ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$2,383	1	$2,353	31
Variable universal life insurance	438	(33)	651	(6)
Fixed deferred annuities	15,629	(11)	17,552	(67)
Variable annuities	6,183	(11)	6,931	(37)
Total new deposits	24,633	(10)	27,487	(58)
Renewal deposits	30,436	(1)	30,796	10
Total deposits	$55,069	(6)	$58,283	(38)

	Nine Months ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$6,801	(3)	$6,997	47
Variable universal life insurance	1,686	(36)	2,632	7
Fixed deferred annuities	39,901	(26)	53,646	(50)
Variable annuities	20,082	(13)	23,133	(9)
Total new deposits	68,470	(21)	86,408	(38)
Renewal deposits	96,827	5	92,307	13
Total deposits	$165,297	(8)	$178,715	(19)

Net income for this segment in the third quarter was $5.8 million, down $3.0 million from 2004. Net income was $18.8 million for the nine months, which was an increase of $1.8 million from 2004. The decrease in the third quarter was largely the result of a $2.9 million decrease in realized investment gains. For 2005, this segment had $0.2 million in realized gains compared with $3.1 million in 2004. Insurance revenues declined in the third quarter primarily due to a decline in immediate annuity premiums. This decline was due to reduced immediate annuity sales and the reclassification described earlier. Premiums on individual life insurance products increased 7% and contract charges were flat. Policyholder benefits and interest credited to policyholders account balances declined in the quarter, partially offsetting the decrease in insurance revenues. Declines in insurance and investment revenues for the nine months were more than offset by decreases in policyholder benefits, interest credited to policyholder account balances and operating expenses. This segment contributed 65% of consolidated net income for the third quarter 2005, which was down from 76% in 2004. This segment contributed 74% of consolidated net income for the nine months of 2005, up from 69% in 2004. This segment also contributed 47% of consolidated insurance revenues for the third quarter and 49% for the nine months.

Insurance revenues for this segment decreased 18% in the third quarter and 8% in the nine months. Contract charges were flat in the third quarter but declined 2% in the nine months. The decline in contract charges for the nine month period was largely due to an unlocking adjustment of $1.0 million earlier in 2005.

In the third quarter, new individual life premiums increased 33% but immediate annuity premiums declined, reflecting the reduced sales and the reclassification described earlier. For the nine months, new individual life premiums increased 14% compared to 2004, reflecting improved sales. However, new immediate annuity premiums decreased 30%, reflecting a focus on more balanced product distribution. Total new deposits decreased 10% for the third quarter and 21% for the nine months of 2005 when compared to the same periods of 2004, primarily reflecting a decrease in fixed deferred and variable annuities. New universal life deposits increased 1% for the third quarter but declined 3% for the nine months.

Net investment income for this segment increased 2% for the third quarter but declined 2% in the nine months. Although average invested assets increased over the nine month period, investment income decreased due to reduced investment yields and increased investment expenses associated with the $1.9 million increase in real estate expenses in the second quarter. This segment experienced realized investment gains of $0.2 million for the third quarter versus a realized gain of $3.1 million for the same period a year ago. Realized investment gains totaled $0.9 million for the nine month period, down from the $4.4 million in realized investment gains for the same period last year.

Other revenues increased $1.0 million in the third quarter and $3.2 million for the nine months. These increases were due in part to the sale of state tax credits generated from affordable housing investments and fees received from the Company’s broker/dealer subsidiary.

Policyholder benefits decreased 5% in the third quarter and 8% for the nine months relative to the same periods in 2004. Death benefits increased for the third quarter but declined for the nine months. Other benefits decreased primarily due to a decline in individual accident and health benefits and the reclassification described earlier. In 2004, this segment experienced benefit payments on a terminated block of business. In 2005, virtually no benefit payments were due from this block.

Interest credited to policyholder account balances decreased 12% in the third quarter and 7% in the nine months. This decrease was due to lower crediting rates, which were primarily the result of reduced investment yields.

The amortization of DAC and VOBA increased 3% in the third quarter but declined 3% in the nine months compared with results from one year earlier. The decrease in the nine months was the result of an unlocking adjustment in DAC during the second quarter.

Operating expenses consist of commissions and production allowances, the capitalization of commissions and production allowances on certain products, expenses associated with operations, insurance related taxes and other expenses. Operating expenses increased $0.3 million for the third quarter but declined $2.4 million for the nine months, compared with the same periods of 2004. The increase in the third quarter was primarily due to increased commission expenses, net of capitalization. However, expense savings continue to be realized from the integration of GuideOne into the home office. Approximately $2.5 million in expense savings have been realized during the first nine months of the year. Also, expenses have declined versus the prior year from reduced pension and post retirement benefit costs, an adjustment in agent benefit plan accrual, partially offset by an increase in general administrative expenses.

Kansas City Life Insurance Company – Group Insurance

The following table presents financial data of the Kansas City Life Insurance Company – Group Insurance business segment for the third quarters and first nine months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$12,759	$13,569	$37,950	$40,322
Reinsurance ceded	(2,355)	(2,910)	(7,614)	(8,042)
Total insurance revenues	10,404	10,659	30,336	32,280
Investment revenues:
Net investment income	59	81	179	230
Other revenues	173	556	537	1,828
Total revenues	10,636	11,296	31,052	34,338

Policyholder benefits	6,361	7,440	19,739	22,633
Operating expenses	4,837	4,747	13,985	14,525
Total benefits and expenses	11,198	12,187	33,724	37,158

Loss before income tax benefit	(562)	(891)	(2,672)	(2,820)

Income tax benefit	(169)	(267)	(802)	(846)

Net loss	$(393)	$(624)	$(1,870)	$(1,974)

Premium information is provided in the table below.

	Quarter ended September 30
	2005	%	2004	%
New premiums:
Group life insurance	$327	7	$305	(67)
Group dental insurance	1,093	(9)	1,207	(49)
Group disability insurance	500	(33)	748	(37)
Group stop loss	749	32	568	-
Other group insurance	63	125	28	(36)
Total new premiums	2,732	(4)	2,856	(36)
Renewal premiums	10,027	(6)	10,713	(1)
Total group premiums	12,759	(6)	13,569	(11)
Other revenues	232	(64)	637	(12)
Total direct revenues	12,991	(9)	14,206	(11)
Reinsurance ceded	(2,355)	(19)	(2,910)	45
Total insurance and
other revenues	$10,636	(6)	$11,296	(19)

	Nine Months ended September 30
	2005	%	2004	%
New premiums:
Group life insurance	$1,014	(9)	$1,117	(22)
Group dental insurance	2,928	(40)	4,901	(26)
Group disability insurance	1,614	(41)	2,758	61
Group stop loss	2,429	24	1,952	-
Other group insurance	163	48	110	(21)
Total new premiums	8,148	(25)	10,838	9
Renewal premiums	29,802	1	29,484	(5)
Total group premiums	37,950	(6)	40,322	(1)
Other revenues	716	(65)	2,058	(14)
Total direct revenues	38,666	(9)	42,380	(2)
Reinsurance ceded	(7,614)	(5)	(8,042)	77
Total insurance and
other revenues	$31,052	(10)	$34,338	(11)

Insurance revenues for the Group Insurance segment decreased $0.3 million or 2% in the third quarter and $1.9 million or 6% in the nine months. These decreases were primarily due to reduced group dental and disability premiums in both periods. Group customers will occasionally change their insurance company providers due to their search for changes in service, product features or reduced costs. This was the situation at mid-year 2004 as this business segment lost a large dental case, which had provided annual premiums of approximately $3.1 million. However, the Company’s other third party marketing arrangements produced improved sales of long-term disability products and stop loss products for the nine months. Total direct premiums from the long-term disability line increased $0.4 million or 9% over the nine months last year but remained flat for the quarter. The stop loss line generated additional total direct premiums of $0.1 million or 16% in the third quarter and $0.3 million or 16% in the nine months of 2005, compared to the same periods a year ago. The Company has used reinsurance in several of its group product lines to achieve improved profitability by mitigating risk. Reinsurance on premiums decreased 19% in the third quarter versus 2004, and decreased 5% in the nine months.

On January 1, 2005, the Company sold its administrative claims paying services, which generated other revenues in prior periods for this segment. Accordingly, other revenues declined in the third quarter and nine months of 2005.

Policyholder benefits decreased 15% in this segment in the third quarter of 2005, and 13% in the nine months. This decrease was primarily due to reduced dental benefits, which declined 7% or $0.4 million in the third quarter and 21% or $3.5 million in the nine months. These declines were due to the loss of the previously mentioned large dental case. Group life benefits decreased 32% in the third quarter, but increased $0.7 million or 18% for the nine months. This increase was primarily the result of a decrease in reinsurance ceded on death benefits of $1.3 million in the nine months over last year. However, the claims ratio (total policyholder benefits divided by total insurance revenues) for this segment improved versus last year, falling from 70% in 2004 to 65% in 2005, for the respective nine month periods.

Operating expenses consist of commissions, expenses associated with operations, insurance related taxes and other expenses. Operating expenses increased 2% in the third quarter but declined 4% for the nine months. This decrease was due to reduced commissions on new sales and reductions in staffing from the sale of the administrative claims paying services.

The net loss for this segment totaled $0.4 million for the third quarter of 2005, compared with $0.6 million in 2004. The net loss totaled $1.9 million for the nine months of 2005, compared with $2.0 million in 2004.

Sunset Life Insurance Company of America

The following table presents financial data of the Sunset Life Insurance Company of America business segment for the third quarters and the nine months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$1,377	$1,545	$4,278	$4,455
Contract charges	5,494	5,685	16,723	17,147
Reinsurance ceded	(3,417)	(3,486)	(10,635)	(10,629)
Total insurance revenues	3,454	3,744	10,366	10,973
Investment revenues:
Net investment income	6,703	6,673	20,192	20,859
Realized investment gains (losses)	10	(192)	221	220
Other revenues	17	294	92	718
Total revenues	10,184	10,519	30,871	32,770

Policyholder benefits	1,112	833	3,772	3,649
Interest credited to policyholder account balances	4,196	4,797	12,432	13,101
Amortization of deferred acquisition costs
and value of business acquired	1,180	1,360	3,570	4,269
Operating expenses	1,217	1,582	4,154	3,879
Total benefits and expenses	7,705	8,572	23,928	24,898

Income before income tax expense	2,479	1,947	6,943	7,872

Income tax expense	797	567	2,321	2,580

Net income	$1,682	$1,380	$4,622	$5,292

Premium and deposit information is provided in the tables below.

	Quarter ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$37	(57)	$87	(59)
Immediate annuities	-	-	-	-
Total new premiums	37	(57)	87	(88)
Renewal premiums	1,340	(8)	1,458	9
Total premiums	$1,377	(11)	$1,545	(25)

	Nine Months ended September 30
	2005	%	2004	%
New premiums:
Individual life insurance	$127	(47)	$238	(47)
Immediate annuities	176	184	62	(91)
Total new premiums	303	1	300	(75)
Renewal premiums	3,975	(4)	4,155	2
Total premiums	$4,278	(4)	$4,455	(15)

	Quarter ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$120	(35)	$184	(64)
Fixed deferred annuities	40	(96)	1,039	(60)
Total new deposits	160	(87)	1,223	(60)
Renewal deposits	6,912	(3)	7,124	(2)
Total deposits	$7,072	(15)	$8,347	(19)

	Nine Months ended September 30
	2005	%	2004	%
New deposits:
Universal life insurance	$388	(64)	$1,086	(41)
Fixed deferred annuities	1,260	(51)	2,551	(76)
Total new deposits	1,648	(55)	3,637	(71)
Renewal deposits	21,204	(9)	23,368	6
Total deposits	$22,852	(15)	$27,005	(22)

Net income for this segment was $1.7 million in the third quarter of 2005 and $4.6 million for the nine months. This represents a 22% increase in the quarter compared with 2004 but a 13% decline for the nine months. Decreases in insurance revenues during the third quarter were offset by an increase in investment revenues, decreases in interested credited to policyholder account balances and operating expenses. Insurance and investment revenues declined for the nine months. However, decreases in interest credited to policyholder account balances and DAC amortization partially offset the revenue declines. This segment contributed 19% of consolidated net income for the third quarter, up from 12% in 2004. This segment contributed 18% of consolidated net income for the nine months in 2005, compared with 21% in 2004. This segment also contributed 6% of consolidated insurance revenues for the third quarter and nine months in 2005, the same as in 2004.

Insurance revenues for this segment decreased 8% in the third quarter compared with 2004 and 6% in the nine months, primarily due to lower contract charges and individual life insurance premiums. Reinsurance ceded declined 2% in the third quarter but increased slightly for the nine months. Total premiums decreased 11% for the third quarter and 4% for the nine months. Total deposits declined 15% for both the third quarter and nine months. The decline in premiums and deposits is due to the transition of agents becoming licensed with Kansas City Life and the curtailment of new sales at Sunset Life by the end of 2005.

Net investment income was flat for the third quarter compared with 2004 but declined 3% for the nine months. Although average invested assets increased over the nine month period, yields for this same period declined. The Company recorded a small realized investment gain in the third quarter of 2005 versus a realized investment loss in 2004. For the nine months, realized investment gains were flat.

Contributing to net income was a decrease in the amortization of deferred acquisition costs. Amortization of DAC declined 13% in the third quarter and 16% year-to-date compared with 2004. The decline in the amortization of DAC was primarily due to an unlocking adjustment of $0.4 million in the second quarter of 2005.

Death benefits decreased for both the third quarter and nine months. Mortality results remained within expectations for the Company for both the quarter and nine months.

Interest credited to policyholder account balances declined 13% in the third quarter and 5% for the nine months. These reductions were due to lower crediting rates, which were primarily the result of reduced investment yields.

Operating expenses include commission and production allowances, the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses decreased 23% or $0.4 million in the third quarter as compared to 2004 but increased 7% or $0.3 million for the nine months. The increase in expenses for the nine months was due to the reduction, in 2004, of legal reserves of $0.6 million.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the third quarters and the nine months of 2005 and 2004 and are reconciled to the financial statements contained herein (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Insurance revenues:
Premiums	$17,779	$18,376	$53,689	$55,387
Reinsurance ceded	(1,285)	(1,505)	(3,976)	(4,504)
Total insurance revenues	16,494	16,871	49,713	50,883
Investment revenues:
Net investment income	3,177	3,238	9,575	9,783
Realized investment losses	(309)	(114)	(232)	(332)
Other revenues	-	(60)	7	2
Total revenues	19,362	19,935	59,063	60,336

Policyholder benefits	10,682	10,488	33,861	33,471
Amortization of deferred acquisition costs
and value of business acquired	3,298	3,419	10,188	10,371
Operating expenses	2,595	3,305	9,695	10,962
Total benefits and expenses	16,575	17,212	53,744	54,804

Income before income tax expense	2,787	2,723	5,319	5,532

Income tax expense	934	659	1,594	1,231

Net income	$1,853	$2,064	$3,725	$4,301

Premium information is provided in the table below.

	Quarter ended September 30
	2005	%	2004	%

New premiums	$2,161	13	$1,908	(2)
Renewal premiums	15,618	(5)	16,468	(3)
Total premiums	$17,779	(3)	$18,376	(3)

	Nine Months ended September 30
	2005	%	2004	%

New premiums	$5,489	1	$5,428	2
Renewal premiums	48,200	(4)	49,959	(4)
Total premiums	$53,689	(3)	$55,387	(3)

Net income for this segment was $1.9 million in the third quarter of 2005, a decrease of 10% from the prior year. Net income for this segment for the nine months of 2005 was $3.7 million, a decrease of 13% from the prior year. The decrease was a result of a decline in insurance revenues and an increase in policyholder benefits. Partially offsetting the decline in net income were favorable results in operating expenses. This segment contributed 21% of consolidated net income for the third quarter versus 18% in 2004, and 15% of consolidated net income for the nine months versus 17% a year ago. This segment also contributed 29% of consolidated insurance revenues for the quarter and 28% of consolidated revenues for the nine months.

Insurance revenues decreased 2% in both the third quarter and nine months of 2005, as total premiums decreased 3% in the third quarter and for the nine months. Policyholder benefits increased 2% in the third quarter of 2005 and 1% for the nine months, as death benefits increased in both periods relative to the prior year.

Net investment income declined 2% in the third quarter and nine months compared with 2004, due in part to an increase in investment expense. Average invested assets declined for the nine months, but yields increased slightly during the period.

Operating expenses include commission and production allowances, the capitalization of certain commission and production allowances, and expenses from operations. These expenses declined 21% for the third quarter and 12% for the nine months. This decrease was primarily due to a decrease in salaries and benefits, and general administrative expenses.

Income tax expense increased for the third quarter and nine months primarily due to lower affordable housing tax credits.

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

Cash provided from operations totaled $29.9 million for the nine months ended September 30, 2005, up from $28.0 million a year ago. Decreases in cash from insurance revenues were offset by a decrease in policyholder benefits and a reduction in operating expenses.

Net cash provided from investing activities was $31.0 million for the nine months, compared with net cash used of $58.0 million for the same period in 2004. Cash generated from investment maturities and principal paydowns decreased $52.4 million, sales of investments decreased $44.9 million and purchases of investments declined $186.3 million.

Net cash used from financing activities was $62.3 million for the nine months in 2005, versus net cash provided of $10.4 million in 2004. This change is partially the result of the Company reducing its net outstanding borrowings by $58.5 million from year-end 2004. In addition, the Company had a reduction in the net proceeds from policyholder account balances of $46.9 million versus 2004.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At September 30, 2005, outstanding balances under this agreement totaled $32.0 million in maturities of less than one year. Outstanding borrowings of $1.2 million are related to real estate ownership, and the Company has one construction loan totaling $0.5 million.

Borrowings totaled $33.7 million at September 30, 2005, down $58.5 million from year-end. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	September 30	December 31
	2005	2004
Total assets less separate accounts	$4,227,077	$4,312,163
Total stockholders' equity	686,860	692,896
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $31.5 million at September 30, 2005 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a decrease of $20.6 million from year-end 2004.

Stockholders’ equity decreased $6.0 million from year-end. This decrease was largely the result of reduced unrealized gains on fixed maturity securities, which more than offset the increase from net income. Consolidated book value per share equaled $57.60 at September 30, 2005, which was a 1% decrease from year-end 2004.

During the nine months of 2005, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2005.

On November 7, 2005, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 22, 2005 to stockholders of record as of November 17, 2005.

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
(816) 753-7299, Extension 8216

For Immediate Release: November 7, 2005, press release reporting financial results for the third quarter of 2005.

Kansas City Life Announces Third Quarter 2005 Results

Kansas City Life Insurance Company recorded third quarter net income of $8.9 million or $0.75 per share. Net income for the nine months ended September 30, 2005 was $25.3 million or $2.12 per share, a 3% increase over the prior year’s $24.7 million or $2.07 per share. Although the third quarter 2005 results are lower than the same period last year, the decline was primarily due to $2.8 million in realized investment gains during the third quarter of 2004. Reductions in benefits and expenses during the first nine months have more than offset reductions in insurance and investment revenues.

New premiums on individual life products increased 19% for the third quarter and 5% for the nine months. However, insurance revenues declined 11% for the third quarter and 6% for the nine months, primarily due to lower annuity premiums and contract charges.

Net investment income increased 2% for the third quarter but declined 2% for the nine months. Although the low interest rate environment has negatively affected the yield earned on the Company’s investment portfolio, gross investment income increased slightly from the first and second quarters of 2005 and net investment income improved slightly in the third quarter of 2005 versus the same period a year earlier. Net investment income, however, declined for the nine-month periods due to increased investment expense and lower gross investment yields in 2005.

Policyholder benefits and interest credited to policyholder account balances decreased $5.1 million for the third quarter and $13.1 million for the nine months, primarily due to reduced death benefits and lower crediting rates. Finally, operating expenses declined in the third quarter and nine months, primarily due to cost savings from the integration of GuideOne operations into the Home Office.

The Company continues to focus on growing its life insurance sales. Our success in new life insurance sales in 2005 has been the result of both improved production from current agencies and the recruitment of new agencies. Through an expanding sales force, the Company is committed to building upon its life insurance business.

The Company is pleased to announce that its Board of Directors has approved a quarterly dividend of $0.27 per share to be paid November 22, 2005 to shareholders of record as of November 17, 2005.

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

(Continued on next page)

Kansas City Life Announces

Third Quarter 2005 Results

November 7, 2005; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Revenues	$109,058	$117,814	$332,541	$348,767

Net income	$8,902	$11,533	$25,287	$24,650

Net income per share,
basic and diluted	$0.75	$0.97	$2.12	$2.07

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,923,181	11,931,172	11,925,389	11,928,520

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 906 Certification.

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

Date: November 7, 2005