Form 10-K
period 2005-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2006-03-01
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRASITION REPORTS

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 2005 or
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

Yes X	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes X	No

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes	No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of December 31, 2005, 11,918,634 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average bid and asked price according to Company records) on June 30, 2005 of Kansas City Life Insurance Company held by non-affiliates was approximately $191,947,111.

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

PART I.................................................................................................................................	3

Item 1. Business......................................................................................................................	3
Item 2. Properties.....................................................................................................................	4
Item 3. Legal Proceedings............................................................................................................	4
Item 4. Submission of Matters to a Vote of Security Holders..................................................................	4

PART II.................................................................................................................................	5

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities............................................................................................................................	5
Item 6. Selected Consolidated Financial Data......................................................................................	7
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................................	27
Item 8. Financial Statements and Supplementary Data...........................................................................	30
Consolidated Balance Sheets......................................................................................................	30
Consolidated Statements of Income..............................................................................................	31
Consolidated Statements of Stockholders’ Equity.............................................................................	32
Consolidated Statements of Cash Flows........................................................................................	33
Notes to Consolidated Financial Statements....................................................................................	34
Report of Independent Registered Public Accounting Firm..................................................................	64
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................	66
Item 9A. Controls and Procedures..................................................................................................	66
Item 9B. Other Information..........................................................................................................	66

PART III.................................................................................................................................	67

Item 10. Directors and Executive Officers of the Registrant....................................................................	67
Item 11. Executive Compensation...................................................................................................	70
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................................	73
Item 13. Certain Relationships and Related Transactions........................................................................	78
Item 14. Principal Accounting Fees and Services.................................................................................	78

PART IV.................................................................................................................................	80

Item 15. Exhibits, Financial Statement Schedules................................................................................	80

Signatures................................................................................................................................	82
Supplemental Information............................................................................................................	83

Schedule I – Summary of Investments – Other Than Investments in Related Parties....................................	83
Schedule II – Condensed Financial Information of Registrant...............................................................	84
Schedule III – Supplementary Insurance Information........................................................................	87
Schedule IV – Reinsurance Information........................................................................................	88
Schedule V – Valuation and Qualifying Accounts............................................................................	89

PART I

Item 1. BUSINESS

Kansas City Life Insurance Company (the Company) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

The Company primarily consists of three insurance companies: Kansas City Life Insurance Company (Kansas City Life) the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). The Company also has several non-insurance subsidiaries that are neither material individually or in the aggregate.

Kansas City Life markets its individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents. Kansas City Life also markets group insurance products, which include life, dental and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life individual insurance products include traditional and interest sensitive products. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. Sunset Life will continue as a life insurance company with its current block of business. Sunset Life operates in 43 states and the District of Columbia. Sunset Life’s administrative and accounting operations are part of the Company’s home office operations and administration.

Old American sells final expense insurance products nationwide through its general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American operates in 46 states and the District of Columbia. Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force.

The Company has three reportable business segments: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. These products generate approximately 57% of consolidated revenues from customers. Group Insurance segment revenues account for 17% of consolidated revenues from customers and the Old American segment accounts for 26% of consolidated revenues from customers.

The Company and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products.

The Company and its subsidiaries had 541 full-time employees as of December 31, 2005. The Company considers relations with its employees to be good.

The Company operates in the life insurance sector of the financial services industry in the United States. The industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominate any of the markets in which the Company operates.

Access to Public Filings

The Company provides access to its annual report on Form 10-K, and will provide access as they become available during the year for all quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act, free of charge. These documents may be accessed on The Company’s website at the following address: http://www.kclife.com and will be provided as soon as is practicable after filing with the SEC, although not always on the same day. They may also be found on the SEC’s website at http://www.sec.gov.

Item 2. PROPERTIES

The Company’s home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five-story buildings on an eight acre site.

The Company owns various other properties held for investment.

Item 3. LEGAL PROCEEDINGS

The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would have no material effect on the Company’s business, results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS

Kansas City Life Insurance Company

3520 Broadway

Post Office Box 219139

Kansas City, Missouri 64121-9139

Telephone: (816) 753-7000

Fax: (816) 753-4902

Internet: http://www.kclife.com

E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 20, 2006, at Kansas City Life's corporate headquarters.

TRANSFER AGENT

Cheryl Keefer, Assistant Secretary

Kansas City Life Insurance Company

Post Office Box 219139

Kansas City, Missouri 64121-9139

10-K REQUEST

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS

As of January 31, 2006, Kansas City Life had approximately 545 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION

Stock Quotation Symbol

NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

	Bid		Dividend
	High	Low	Paid
	(per share)
2005:
First quarter	$50.58	$46.29	$0.27
Second quarter	50.90	45.00	0.27
Third quarter	52.55	47.00	0.27
Fourth quarter	51.97	49.73	0.27
			$1.08
2004:
First quarter	$48.20	$41.55	$0.27
Second quarter	43.44	36.92	0.27
Third quarter	44.83	39.70	0.27
Fourth quarter	49.76	39.80	0.27
			$1.08

A quarterly dividend of $0.27 per share was paid February 14, 2006.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in thousands, except share data)

	2005	2004	2003	2002	2001
Revenues:
Insurance revenues	$239,039	$250,101	$272,644	$248,581	$249,085
Net investment income	194,608	197,975	194,763	194,235	203,091
Realized investment gains (losses)	6,113	45,929	(29,280)	(18,240)	(15,748)
Other revenues	10,312	8,468	9,387	14,779	11,270
Total revenues	$450,072	$502,473	$447,514	$439,355	$447,698

Net income	$36,184	$57,687	$14,793	$31,549	$29,922

Per common share:
Net income, basic and diluted	$3.03	$4.83	$1.24	$2.63	$2.49

Cash dividends to stockholders	$1.08	$1.08	$1.08	$1.08	$1.08

Stockholders' equity	$57.07	$58.00	$54.04	$49.81	$47.04

Assets	$4,559,019	$4,666,146	$4,549,687	$3,865,252	$3,774,106
Notes payable	27,282	92,220	133,670	97,241	96,779
Stockholders' equity	680,219	692,896	644,438	597,497	565,684
Life insurance in force	$30,949,501	$30,980,928	$32,216,624	$26,591,093	$26,644,910

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2005 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

Overview

Kansas City Life Insurance Company (the Company) is a financial services company. The Company primarily consists of three life insurance companies: Kansas City Life Insurance Company (Kansas City Life) the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American).

Kansas City Life offers traditional, interest sensitive, and variable life and annuity insurance products, in addition to a variety of group life and group accident and health insurance products, and is licensed in 48 states and the District of Columbia.

Sunset Life is a life insurance and annuity carrier and is licensed in 43 states and the District of Columbia. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. Sunset Life will continue as a life insurance company with its current block of business.

Old American provides individual insurance products designed to meet final expense insurance needs. Old American is licensed in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both its proprietary and non-proprietary variable insurance products and mutual funds. The Company offers banking services through its subsidiary Generations Bank, such as deposit accounts, loans and internet banking.

Business Changes

As of year-end 2005, the Company’s reportable business segments have been redefined from prior reports where Sunset Life was identified and reported as a separate operating segment. In this and future reports, the results of Sunset Life are combined with the individual insurance business of Kansas City Life, into the Individual Insurance business segment. While Sunset Life will continue as a life insurance company with its current block of business, its operating results are combined with the individual insurance business of Kansas City Life since the nature of the products and services, the types of customers and distribution methods are essentially the same as that of Kansas City Life. The segment reporting of prior years has been restated for the change in reportable segments. As a result, the Company now has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American.

On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life. For segment reporting purposes, GuideOne is included in the Individual Insurance segment.

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

Recognition of Revenues

Premiums are included in insurance revenues in the Consolidated Statements of Income. Premiums for traditional life insurance products are reported as revenue when due. Traditional insurance products include whole life, term life, immediate annuities and supplementary contracts with life contingencies.

Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

Deposits relate to insurance products that include universal life, variable life, variable annuities, fixed deferred annuities and deposit products without life contingencies. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue, but revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided. Deposits are shown in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are a measure of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use, including individual and bulk arrangements on both coinsurance and mortality/morbidity only basis. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and surplus strain. At the customer level, reinsurance increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for us to offer products at competitive levels that we could not otherwise bring to market. Reinsurance is an actively managed tool that has increased in importance over recent years and will continue to play a role in the Company’s future. Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

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

Policyholder Account Balances

Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts. The account balances for universal life contracts are equal to cumulative premiums, less contract charges and withdrawals, plus interest credited. The account balances for fixed deferred annuities and investment-type contracts are equal to the cumulative deposits, less any applicable contract charges and withdrawals, plus interest credited. The profitability of these products is also dependent on actual experience similar to traditional insurance products, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. At least annually, a review is performed and if it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.

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

Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive income. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments should be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost, (2) the financial position of the issuer, including the current and future impact of any specific events, and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. If future taxable income is not expected a valuation allowance against deferred income tax assets may be required.

Consolidated Results of Operations

The Company’s net income decreased $21.5 million in 2005, versus the prior year, to a total of $36.2 million. Net income per share decreased 37% in 2005 to $3.03, compared with $4.83 for 2004 and $1.24 for 2003. The decline in the results of the year was largely due to realized investment gains recorded in 2004. In 2004, the Company sold a significant real estate holding that generated a $26.4 million realized investment gain, net of income taxes. Declines in revenues in 2005 were generally offset by declines in policyholder benefits, interest credited to policyholder account balances and operating expenses.

Net income, excluding the effects of realized investment gains and losses and related tax effects, increased 16% to $32.2 million in 2005, compared to $27.8 million in 2004. Net income, excluding the effects of realized investment gains and losses and related tax effects, increased as declines in insurance revenues and net investment income were less than the declines in policyholder benefits, interest credited to policyholder account balances and operating expenses. Insurance revenues decreased, reflecting declines in premiums and contract charges, along with an increase in reinsurance premiums ceded. A decline in contract charges resulted primarily from an unlocking adjustment of unearned revenues. Net investment income declined on a year-to-date basis, reflecting a decrease in investment yields. Policyholder benefits decreased, largely due to reduced death benefits and lower group accident and health benefits, primarily from the group dental line. Interest credited to policyholder account balances declined as a result of lower crediting rates. The amortization of deferred acquisition costs decreased $2.2 million due to the unlocking of assumptions. Finally, operating expenses decreased, primarily due to cost savings resulting from the integration of GuideOne operations into the home office. Also, reduced postretirement benefit costs and an adjustment in agent benefit plan accrual contributed to reduced expenses in 2005.

The Company’s effective income tax rate decreased in 2005 from a tax rate expense of 29% in 2004 to a tax rate expense of 27%. The Company’s effective income tax rate was a tax benefit of 60% in 2003. The change in effective tax rates was primarily due to the increase in realized investment gains in 2004. The Company’s effective income tax rate was also reduced from the tax benefit of low income housing tax credits by 7% in 2005, 5% in 2004 and 41% in 2003; together with the resolution and settlement of prior year income tax liabilities.

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

Total premiums declined 5% in 2005, primarily due to declines in individual life sales, in immediate annuity sales and group accident and health business. New life premiums declined 2% in 2005, while new immediate annuity premiums declined 14% from the prior year. New group life sales decreased 12% versus the prior year. Renewal life premiums decreased 3% versus 2004. New group and individual accident and health premiums declined 21% versus 2004, primarily the result of a decline of group dental sales. In 2004, the Company terminated an unprofitable third-party marketing arrangement that provided sales growth but did not fulfill profit expectations. Renewal accident and health sales decreased 2% versus a year ago due to the reduction of group accident and health premiums, as mentioned above, along with the elimination of an individual accident and health book of business.

New premiums declined 38% in 2004, primarily due to a 61% decrease in immediate annuity sales. Annuity sales slowed in the second half of 2003, due in part to the Company’s emphasis on life insurance sales and changes in the marketplace.

New individual life insurance premium sales increased 10% for 2004. These increases were due to the addition of GuideOne at June 30, 2003 and an overall emphasis on life insurance sales. In 2004, new group life premium sales decreased 23% and new group accident and health premium sales decreased 8%. The variability in group product sales has largely been the result of changes in third-party marketing arrangements and the short-term nature of many group contracts. Renewal premiums grew 2% in 2004.

There was a decline in both premiums and deposits from 2003, which was largely the result of lower sales of fixed deferred and immediate annuities. These declines were due to a change in consumer preferences for fixed–rate products in the low interest rate environment and changes made by the Company to its fixed deferred and immediate annuity products and distribution efforts. In August of 2003, the Company introduced a new fixed deferred annuity with lower interest guarantees that replaced previous products with higher interest guarantees. In addition, the Company has focused its distribution efforts on agencies that write a balanced mix of life and annuity products, which has resulted in a lower volume of annuity sales.

	2005	%	2004	%	2003
New premiums:
Individual life insurance	$13,092	(2)	$13,420	10	$12,247
Immediate annuities	12,159	(14)	14,137	(61)	36,569
Group life insurance	1,327	(12)	1,507	(23)	1,952
Group accident and health insurance	9,612	(18)	11,755	(8)	12,833
Individual accident and health insurance	-	(100)	416	(84)	2,610
Total new premiums	36,190	(12)	41,235	(38)	66,211
Renewal premiums	143,701	(3)	147,646	2	145,257
Total premiums	$179,891	(5)	$188,881	(11)	$211,468

New deposits declined 25% in 2005 versus 2004, including decreases in new fixed deferred annuity deposits of 29% and new variable annuities of 23%. Reductions in fixed annuity deposits reflect the planned increased emphasis towards life products. New universal life deposits declined 7% and new variable universal life deposits decreased 35%, primarily due to moderate performance of the equity markets. Renewal deposits increased 1% in 2005.

New deposits declined 41% in 2004 versus 2003, largely due to fixed deferred annuity sales which decreased 52% in 2004. New deposits on universal life products increased 14% in 2004. For 2004, new variable annuity deposits decreased 16% while new variable universal life deposits increased 10%. Sales of variable products were slow during 2004, reflecting the moderate performance of the equity markets. Renewal deposits increased 9% for 2004.

	2005	%	2004	%	2003
New deposits:
Universal life insurance	$10,004	(7)	$10,784	14	$9,448
Variable universal life insurance	2,210	(35)	3,407	10	3,093
Fixed deferred annuities	49,698	(29)	69,769	(52)	145,057
Variable annuities	24,894	(23)	32,356	(16)	38,293
Total new deposits	86,806	(25)	116,316	(41)	195,891
Renewal deposits	155,807	1	154,817	9	142,198
Total deposits	$242,613	(11)	$271,133	(20)	$338,089

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues were down 4% or $11.1 million to $239.0 million in 2005 versus a decrease of 8% or $22.5 million to $250.1 million in 2004. Premiums were down 5% in 2005, after decreasing 11% in 2004. Contract charges earned in 2005 decreased 1% but were up 5% in 2004 due to the full year impact of the addition of GuideOne’s portfolio of universal life and fixed deferred annuity products. Contract charges decreased $1.0 million as a result of an unlocking adjustment. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisition costs. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business.

Reinsurance ceded has increased from $48.8 million in 2003 to $54.5 million in 2004 and to $55.6 million in 2005. The Company has expanded its use of reinsurance over the past few years and uses reinsurance as a means to mitigate its risks. In 2005, reinsurance ceded increased $1.1 million over 2004. In 2004, reinsurance ceded increased $5.7 million over 2003, primarily due to group accident and health products. This reinsurance reduces the Company’s adverse fluctuations on the more volatile long-term disability and stop loss products. In addition, the GuideOne acquisition resulted in an increase to reinsurance ceded in the individual life and individual accident and health product lines.

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

Investment Revenues

Net investment income declined 2% in 2005 from 2004, which followed a 2% increase in 2004 from 2003. Net investment income totaled $194.6 million in 2005 compared with $198.0 million in 2004, a decrease of $3.4 million. In 2005 total invested assets declined versus the prior year and investment yields declined slightly versus 2004. In 2004, total invested assets increased over the year, but the impact to investment income was partially offset by lower investment yields. In 2003, the income from higher asset levels was directly offset by lower investment yields.

Included in net investment income for 2005, income from fixed maturity securities increased by $2.6 million or 2% from 2004. Income from fixed maturity securities for 2004 had grown $10.4 million or 7% over the prior year. The improvement in 2005 was due to an increase in average asset levels with investment yields essentially flat. The 2004 improvement was due, in part, to increased balances of fixed maturity security investments of $147.6 million or 5% of the prior year’s balances. In 2005, a decrease in equity securities accounts for a $0.7 million or 16% decrease in equity security investment income. In 2004, equity security investment income declined 5% or $0.2 million.

Despite a $28.0 million increase in mortgage loan assets in 2005, mortgage loan investment income declined 1% or $0.5 million, following a 2004 decline of $3.3 million or 9%. The reduced income reflects a decline in available yields on new mortgages and the effects of prepayment on loans with rates higher than new loan rates. In 2004, the decline in income from mortgage loans was primarily due to prepayments of commercial mortgages, which resulted in a $26.0 million reduction in mortgage loan balances during 2004.

Following the sale of a substantial real estate holding in Arizona in 2004, real estate income declined $5.2 million or 40% in 2005. In 2004, real estate income increased 19% or $2.1 million. Short-term investment income increased $0.8 million in 2005, following a $1.8 million decline in 2004.

As previously discussed, the Company recorded net realized investment gains in 2005 of $6.1 million, down from the prior year’s total of $45.9 million. However, in 2004 there was a $75.2 million improvement from net realized investment losses of $29.3 million in 2003. The change from 2003 to 2004 was largely due to the sale of a significant real estate property in 2004 and the sale and write-down of other-than-temporarily impaired securities in 2003. The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

Realized Investment Gains and Losses	2005	2004	2003
Gross gains resulting from:
Sales of investment securities	$3,991	$8,545	$9,467
Investment securities called	989	1,242	2,469
Sales of real estate	7,678	44,735	9,107
Other investment gains	905	443	-
Total gross gains	13,563	54,965	21,043
Gross losses resulting from:
Sales of investment securities	(6,009)	(8,237)	(20,443)
Write-downs of investment securities	-	(555)	(29,824)
Investment securities called	(599)	(476)	(839)
Sales of real estate	(927)	-	-
Other investment losses	-	(72)	(96)
Total gross losses	(7,535)	(9,340)	(51,202)
Amortization of DAC and VOBA	85	304	879
Realized investment gains (losses)	$6,113	$45,929	$(29,280)

The Company realizes investment gains and losses in the normal course of business from several sources. Although sales of securities resulted in significant net losses during 2003, sales of securities resulted in a net gain of $0.3 million in 2004 and a net loss of $2.0 million in 2005. Sales of securities are generally the result of changes in the relative credit position of the issue or issuer, along with the requirements of managing the Company’s asset and liability position. Other sources of realized investment gains and losses include write-downs of investment securities, investment securities that are called, sales of real estate and other miscellaneous investment gains and losses.

Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price. Depending upon the terms of the call provision and price at which the security was purchased, a realized gain or loss may be realized. Called securities have resulted in net realized gains during 2005 and the two prior years.

The most significant source of realized investment gain or loss during the past three years was the $44.7 million in realized gains from sales of real estate recorded during 2004. More than 90% of these gains were from the sale of the Company’s 50% interest in a portfolio of properties near Paradise Valley Mall, referred to as Paradise Village properties in Phoenix, Arizona. The property interests were sold in two transactions that were completed in late December 2004 for a total of $54.3 million. Fifty million dollars of this total was attributable to the Company selling most of the property interests to the other 50% owner. The remaining $4.3 million represented the sale of certain properties to a third-party. The Company maintained its interests in the Paradise Village properties for more than twenty years. During this period, the land was improved and primarily retail properties were developed and leased. As with the entirety of the Company’s real estate portfolio, the Paradise Village properties were consistently evaluated for continued holding or sale. Changes in the demographic and competitive markets near the properties, along with relative values of retail properties in the Phoenix, Arizona market were factors in the Company’s decision to sell the Paradise Village properties.

The Company has a long history of investment in real estate. Real estate investments totaled $81.9 million at December 31, 2005 and $91.5 million at December 31, 2004. Property types include office, industrial, multi-family and single-family residential, along with unimproved land. Properties have been acquired through individual purchases, build-to-suit and speculative development, and acquisition of other life insurance company investment portfolios. The Company generally maintains its ownership interest in these properties with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. As evidenced by the fluctuations in realized investment gains from sales of real estate of $7.7 million in 2005, $44.7 million in 2004, and $9.1 million in 2003. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.

Other investment gains and losses can include the impact of a variety of smaller investment transactions. These can include changes in the Company’s valuation reserve for losses in the commercial mortgage portfolio.

The following table provides credit quality information on fixed maturity securities as determined by one of the nationally recognized ratings firms as of December 31, 2005.

			% of
Investment	Amortized	Fair	Fair
Quality	Cost	Value	Value

Investment grade	$2,681,258	$2,710,711	95
Below investment grade
(rated BB or lower)	149,668	154,765	5
	$2,830,926	$2,865,476

In recent years, the bond and equity markets have been adversely affected by large bankruptcy filings, defaults by companies within certain industries, and broad sector difficulties combined with a stressed economy. Among the industry sectors that were particularly affected were airlines, energy and telecommunications.

At the end of each quarter, all securities are reviewed where market value is less than ninety percent of amortized cost for six months or more to determine whether impairments need to be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss. The Company's analysis of securities with other-than-temporary declines did not result in any write-downs of investments in 2005, but the Company identified $0.6 million in other-than-temporary declines in value in 2004. For 2003, the Company recorded $29.8 million in other-than-temporary declines in value, which were largely due to investments in the airline industry. At year-end 2005 and 2004, there were no investment securities in a distressed position greater than six months.

The following table provides asset class detail of the investment portfolio. Fixed maturity and equity securities represented 81% of the entire investment portfolio for 2005 and 2004.

Percent of Invested Assets	2005		2004
	Amount	%	Amount	%
Fixed maturity securities	$2,865,476	79	$2,962,114	79
Equity securities	52,775	2	63,099	2
Mortgage loans	458,668	13	430,632	12
Real estate	81,870	2	91,519	2
Policy loans	101,088	3	108,546	3
Short-term	46,383	1	67,980	2
Other	2,179	-	2,081	-
Total	$3,608,439	100	$3,725,971	100

The securities portfolio had unrealized gains before taxes of $35.2 million at year-end 2005. The portfolio was broadly diversified across sectors. A variety of measures have been employed to manage the portfolio’s credit and interest rate risks, as discussed later in this document in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Mortgage loans comprise 13% of the investment portfolio at December 31, 2005, up from 12% at the end of 2004. Approximately 95% of the mortgages are commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past two years. Prepayments declined in 2005, as mortgage loan rates were generally higher than the prior year. However, prepayments increased in both 2004 and 2003 due to the lower interest rate environment. The portfolio’s estimated fair value exceeded its carrying value by $7.7 million as of year-end 2005. In 2004, the portfolio’s estimated fair value exceeded its carrying value by $13.0 million. The Company does not hold mortgage loans of any borrower that exceed 5% of stockholders’ equity.

Real estate investments represented approximately 2% of the investment portfolio, the same as 2004. However, in 2004, the Company sold Paradise Village properties, in Phoenix, Arizona. The sale price totaled $54.3 million and the transaction was completed in December 2004. The buyer of the real estate assumed the outstanding debt on the property of $15.3 million. This sale generated a $26.4 million realized gain, net of income taxes in 2004.

Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The Company also invests in unimproved land for future development. The real estate properties’ estimated fair value is well above the carrying value. Real estate sales generated net realized gains of $6.8 million in 2005, $44.7 million in 2004 and $9.1 million in 2003.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined 5% or $8.9 million in 2005 and 11% or $22.8 million in 2004. The declines reflect lower death benefits and decreases in annuity premiums, which resulted in a decrease in reserves for future policy benefits. Also, policyholder benefits for group accident and health declined in both 2005 and 2004, primarily due to the elimination of certain third-party marketing arrangements.

Death benefits declined 2% in 2005 but were up 1% in 2004. The change in 2004 was primarily the result of a full year’s inclusion of the business obtained in the GuideOne acquisition compared to the six months of 2003. Excluding the effect of the GuideOne acquisition, there was no significant variation in mortality experience over the period 2003 through 2005.

Interest Credited to Policyholder Account Balances

Interest credited to policyholder account balances declined 5% or $4.4 million in 2005, primarily due to lower crediting rates. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and policyholder account balances. Policyholder account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances increased $4.2 million in 2004 due to higher account balances. The higher account balances were due to the GuideOne acquisition in 2003 and increased deposits. The impact of increased account balances was partially offset by lower crediting rates in 2004 and 2003. The average interest rate credited to policyholder account balances was 4.37% in 2005, 4.59% in 2004, and 4.95% in 2003.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $35.6 million in 2005 compared with $36.1 million in 2004 and $33.4 million in 2003. The Company unlocked certain DAC assumptions which reduced amortization by $2.2 million in 2005, $0.1 million in 2004, and $1.8 million in 2003. DAC profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. As warranted by a combination of historical results and expected future trends, the Company may unlock these assumptions and, accordingly, increase or decrease deferred acquisition costs.

The amortization of VOBA was $6.8 million in 2005, $7.4 million in 2004 and $7.0 million in 2003. Additional VOBA of $38.0 million was established on June 30, 2003 due to the acquisition of GuideOne.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. In total, operating expenses declined 6% in 2005, following a 2% decline in 2004. The decline in 2005 reflects expense savings realized in the consolidation of GuideOne into the home office of approximately of $3.9 million, reduced pension and postretirement benefit costs and the accrual for agents’ benefit plans. Operating expenses declined in 2004 due to the decline in commissions and the capitalization thereon. However, expenses from operations increased in 2004, primarily due to three factors. First, an increase in independent public accounting firm fees due to the requirements of the Sarbanes-Oxley Act. Second, the Company’s consolidation of business activities of the GuideOne acquisition into the home office. Finally, in 2003 the Company received a reimbursement on a legal claim that resulted in a reduction of legal fees. Overall, operating expenses increased in 2003 due to increased commissions and increased pension expense.

Income Taxes

The Company recorded income tax expense of $13.4 million or 27% of income before tax in 2005, compared to income tax expense of $24.0 million or 29% of income before tax in 2004. The decline in the tax expense in 2005 versus 2004 was the result of substantial realized investment gains recorded in 2004, primarily as a result of the substantial sale of real estate that occurred in 2004. In 2003, the Company recorded an income tax benefit of $5.6 million or 60% of income before tax for 2003, reflecting the impact of realized investment losses that year. Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses and affordable housing tax credits.

The income tax rate in the three years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a tax benefit of $3.0 million or 6% in 2005, $4.2 million or 5% in 2004 and $3.7 million or 41% in 2003.

The Company establishes contingent tax liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. In 2003, the Company’s effective tax rate was reduced by the reversal of a contingent tax liability relating to 1999, a tax year that closed in 2003. The reversal of previously accrued taxes was a benefit of $4.1 million or 44% of income before tax for 2003. There were no reversals of previously accrued taxes in 2004 and 2005.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, group disability, stop loss and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

As of year-end 2005, the Company’s reportable segments have been redefined from prior reports where Sunset Life was identified and reported as a separate operating segment. In this and future reports, the results of Sunset Life are combined with the individual insurance business of Kansas City Life, into the Individual Insurance segment. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. Sunset Life will continue as a life insurance company with its current block of business and its operating results are reported with the individual insurance business of Kansas City Life since the nature of the products and services, the types of customers and distribution methods are essentially the same as those of Kansas City Life. The segment reporting of prior years has been restated for the change in the reportable segments.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2005	2004	2003
Insurance revenues:
Premiums	$58,001	$62,375	$79,369
Contract charges	114,745	115,710	110,006
Reinsurance ceded	(40,584)	(38,193)	(35,585)
Total insurance revenues	132,162	139,892	153,790
Investment revenues:
Net investment income	181,311	184,393	180,598
Realized investment gains (losses)	6,488	46,026	(25,013)
Other revenues	9,641	6,155	6,546
Total revenues	329,602	376,466	315,921

Policyholder benefits	105,810	113,054	123,696
Interest credited to policyholder account balances	92,121	96,497	92,278
Amortization of deferred acquisition costs
and value of business acquired	29,011	29,779	26,389
Operating expenses	56,638	61,270	62,025
Total benefits and expenses	283,580	300,600	304,388

Income before income tax expense (benefit)	46,022	75,866	11,533

Income tax expense (benefit)	12,383	22,761	(4,538)

Net income	$33,639	$53,105	$16,071

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products, principally term life and immediate annuities; and contract charges on interest sensitive insurance products, including universal life, fixed deferred annuities and variable life and annuities. In 2005, this segment received 34% of its direct insurance revenues from premiums on traditional products, down slightly from 35% in 2004 and down from 42% in 2003. This decrease in premiums and deposits from 2003 was attributable to a decrease in sales of fixed deferred and immediate annuities as described earlier. These sales results were due to a continuing change in consumer preferences for fixed-rate products in the low interest rate environment of recent years. In August of 2003, the Company introduced a new fixed deferred annuity with lower interest guarantees that replaced previous products. Over the past three years, as the Company has focused its distribution efforts on agencies that market a balanced mix of life and annuity products, a declining volume of annuity sales has resulted.

Contract charges declined $1.0 million in 2005. However, they increased $5.7 million or 5% in 2004. Contract charges declined in 2005 as the result of an unlocking adjustment. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisition costs or DAC. These contract charges, which are recorded as unearned revenues, are recognized in income in proportion to the expected future gross profits of the business. The increase in 2004 was due to the addition of GuideOne and a general aging of the business. The Company purchased GuideOne at June 30, 2003, and 2003 results included an increase in contract charges from six months of GuideOne activity, while 2004 and 2005 were included for a full year of these operations.

All of this segment’s products are marketed through a nationwide sales force of independent general agents. This segment is central to the Company’s overall performance since it generated 93% of consolidated net income in 2005 and 92% of consolidated net income in 2004. Excluding realized investment gains and losses, net of tax, this segment generated 91% of net income in 2005 and 83% of net income in 2004. Customer revenues consist of insurance revenues and other revenues. This segment produced 57% of customer revenues in all three years presented.

Premium information is provided in the table below. New premiums declined 11% or $2.1 million in 2005. New premiums declined 54% or $23.6 million in 2004. New premiums for individual life insurance increased 5% in 2005, following a 23% increase in 2004, reflecting the full year inclusion of GuideOne and the increased focus on the life insurance business. Renewal premiums decreased 5% in 2005 but increased 19% in 2004 due to individual life insurance, primarily from the GuideOne acquisition.

	2005	%	2004	%	2003
New premiums:
Individual life insurance	$5,944	5	$5,679	23	$4,631
Immediate annuities	12,159	(14)	14,137	(61)	36,569
Individual accident and health insurance	-	(100)	416	(84)	2,610
Total new premiums	18,103	(11)	20,232	(54)	43,810
Renewal premiums	39,898	(5)	42,143	19	35,559
Total premiums	$58,001	(7)	$62,375	(21)	$79,369

Deposit information is provided in the table below. New deposits declined 25% in 2005 to total $86.8 million. This decrease is largely due to the planned decline in annuity deposits, which decreased 27%. This decrease in annuity deposits is largely the result of decreases in fixed deferred and variable annuities, which decreased 29% and 23%, respectively. New deposits decreased 41% or $79.6 million in 2004, largely due to lower fixed deferred annuity sales. In 2003, the growth was driven by increases in universal life insurance, fixed deferred annuities, and variable annuities, partially offset by a decrease in variable universal life insurance sales. Deposit levels in 2003 primarily resulted from expanded distribution through independent general agents, which the Company uses with limited and specific purposes.

As previously mentioned, new fixed deferred annuity deposits declined in 2005. Also, new variable annuity deposits were lower for 2005 due to moderate performance of the equity markets. New universal life deposits declined $0.8 million or 7% versus 2004. New universal life deposits increased 14% in 2004, reflecting an increased focus on life insurance and the GuideOne acquisition. New variable life insurance deposits declined $1.2 million or 35% compared with 2004 but grew 10% during 2004. Renewal deposits increased 1% in 2005 compared with 2004 and renewal deposits increased 9% in 2004 versus 2003. These changes primarily reflect the increased annuities and business acquired from GuideOne in 2003.

	2005	%	2004	%	2003
New deposits:
Universal life insurance	$10,004	(7)	$10,784	14	$9,448
Variable universal life insurance	2,210	(35)	3,407	10	3,093
Fixed deferred annuities	49,698	(29)	69,769	(52)	145,057
Variable annuities	24,894	(23)	32,356	(16)	38,293
Total new deposits	86,806	(25)	116,316	(41)	195,891
Renewal deposits	155,807	1	154,817	9	142,198
Total deposits	$242,613	(11)	$271,133	(20)	$338,089

Insurance revenues decreased 6% in 2005 following a 9% decline in 2004. A decline in premiums and an unlocking in contract charges, combined with an increase in reinsurance ceded premiums, accounted for the revenue decrease. In 2004, individual life premiums and contract charges from interest sensitive products increased, compared with 2003, primarily from the GuideOne acquisition. However, this increase was partially offset by a decrease in immediate annuity premiums and an increase in reinsurance premiums ceded.

Net investment income declined 2% in 2005 but grew 2% in 2004. Investment income is driven by changes in both interest rates and asset levels. The overall investment yields declined in 2005, 2004 and 2003. The impact of declining yields in 2004 and 2003 was more than offset by increases in asset levels.

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 6% or $7.2 million in 2005, following a 9% or $10.6 million decline in 2004. These policyholder benefit declines primarily resulted from reduced immediate annuity sales. Immediate annuity premiums are matched virtually dollar-for-dollar with a corresponding increase in future policy benefits. Thus, as immediate annuity sales decline, so does reserves for future policy benefits. Additionally, individual accident and health benefits decreased reflecting the termination of a block of business received in the GuideOne acquisition.

Death benefits declined 6% in 2005 but were up 11% in 2004. While death benefits improved in 2005, they were within pricing expectation ranges. In 2004, death benefits increased primarily as a result of a full year’s inclusion of the business obtained in the GuideOne acquisition compared to the inclusion of only six month’s activity of 2003. Excluding the effect of the GuideOne acquisition, there was no significant variation in mortality experience over the period 2003 through 2005.

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances, and account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances decreased $4.4 million versus a year earlier, primarily due to lower crediting rates. Interest credited increased $4.2 million in 2004 due to higher account balances. The higher account balances were the result of the GuideOne acquisition in 2003 and new and renewal deposits. The impact of increased account balances in 2004 and 2003 was partially offset by lower crediting rates.

The amortization of deferred acquisition costs has fluctuated over the past three years due to unlocking adjustments for assumption changes, which reflect the emergence of actual profit margins that were better than expected. The amortization of deferred acquisition costs were reduced as follows: $2.2 million in 2005, $0.1 million in 2004, and $1.8 million in 2003.

Operating expenses include commissions, net of the capitalization of certain commissions, expenses on operations and other expenses. Commissions and capitalization of those commissions decreased in 2005. Operating expenses decreased $3.9 million due to expense savings realized from the consolidation of GuideOne into the home office, reduced pension and postretirement benefit costs and the accrual for agents’ benefit plans. Operating expenses declined in 2004 due to the decline in commissions and the capitalization thereon. However, expenses from operations increased in 2004 primarily due to three factors. First, an increase in independent public accounting firm fees due to the requirements of the Sarbanes-Oxley Act. Second, the Company’s consolidation of business activities of the GuideOne acquisition into the home office. Finally, in 2003, the Company received a reimbursement on a legal claim that resulted in a reduction of legal fees.

Net income in this segment decreased 37% compared with 2004, primarily due to realized investment gains in 2004. In 2004, net income increased 230% compared with 2003. Income excluding realized investment gains, net of tax increased 27% or $6.2 million versus 2004. The increase reflects reduced policyholder benefits, interest credited to policyholder account balances and operating expenses. In 2004, income excluding realized investment gains, net of tax declined $9.1 million or 28%. The change from 2003 to 2004 primarily reflected the decline in annuity sales, which more than offset declines in policyholder benefits. Non-insurance subsidiaries are included in this segment, but they are not material to results of the segment.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2005	2004	2003
Insurance revenues:
Premiums	$50,783	$52,935	$56,266
Reinsurance ceded	(9,913)	(10,552)	(6,648)
Total insurance revenues	40,870	42,383	49,618
Investment revenues:
Net investment income	233	323	281
Other revenues	661	2,313	2,752
Total revenues	41,764	45,019	52,651

Policyholder benefits	25,950	27,959	35,727
Operating expenses	19,220	19,710	22,644
Total benefits and expenses	45,170	47,669	58,371

Loss before income tax benefit	(3,406)	(2,650)	(5,720)

Income tax benefit	(1,022)	(795)	(1,716)

Net loss	$(2,384)	$(1,855)	$(4,004)

The Company offers several insurance products in the Group Insurance segment: dental, group life, short and long-term disability, vision, and stop loss. Prior to 2005, this segment also offered administrative claims paying services, marketed as KCL Benefit Solutions.

The Group Insurance segment markets its group products primarily to small and mid-size organizations. Products are sold through a group representative sales force targeting a nationwide network of independent general agents and group brokers, along with the Company’s career general agents. This sales network is Group’s core distribution system. Additionally, the Company enters into selective third-party marketing arrangements to market group products. In 2005, this segment generated 17% of the Company’s customer revenues, which is comparable to that of 2004 but down from 18% in 2003.

The group market is highly competitive and group policies are periodically reviewed to ensure they conform to target claims, expenses and profit objectives. Renewal terms that meet target pricing objectives are communicated to the group policyholder who may then decide to seek alternative bids from competing carriers. In mid-year 2004, this business segment lost a large dental case with approximately $3.1 million of annual premiums because the renewal terms necessary to retain this customer were not in conformity with Company pricing and profit objectives.

On January 1, 2005, the Company sold its administrative claims paying services, KCL Benefit Solutions, to The Epoch Group, L. C. for $0.2 million in order to concentrate more directly on its core products. Administrative claims paying services generated 4% of total insurance and other revenues for this segment at year-end 2004. This line generated a $1.1 million loss for the Group Insurance segment in 2004 and a $1.6 million loss in 2003. As a result of this sale, both other revenues and operating expenses declined in 2005 compared to the prior two years. Other revenues for the Group Insurance segment declined $1.7 million or 71% in 2005 compared with 2004, and declined $0.4 million or 16% in 2004 compared to 2003.

The Group Insurance segment has experienced losses in each of the three years presented. Improvement efforts are focused in three areas. First, grow the in-force premiums to achieve better expense ratios from fixed costs and overhead. This will be achieved through increased individual productivity of the existing group representatives and through a continued expansion of the group distribution system. The second area of focus for improvement is to increase the use of technology to achieve improved administrative efficiency and reduce expenses. The third area of focus is to add new products to the portfolio, particularly voluntary products which tend to be more profitable and are increasingly becoming a larger share of the group marketplace.

Premium information is provided in the table below. New premiums were down 18% in 2005 and 10% in 2004. In 2005, the growth in new premiums for short-term disability and stop loss insurance (shown as other group insurance) were more than offset by a decline in new premiums for long-term disability and dental insurance. New group life premiums declined 12% and 23% in 2005 and 2004, respectively. Results from group life in 2003 were higher because of the acquisition of one large case. New premiums for group dental insurance have decreased primarily due to a slowing of new sales production from the Company’s third-party marketing arrangements. Renewal premiums have remained constant in 2005 compared to 2004, following a 4% decrease in 2004 versus 2003.

Total group premiums declined $2.2 million or 4% in 2005 compared with 2004. The decline was primarily attributable to the termination of a large dental case at mid-year 2004, as discussed previously. Second, during 2005, the life line discontinued a third-party marketing arrangement that generated a significant amount of new premiums relative to total premiums in years 2004 and 2003. Group premiums declined $3.3 million or 6% in 2004 compared with 2003.  The decline was primarily a result of the Company discontinuing an unprofitable third-party marketing arrangement as of December 31, 2003.

The Company has used reinsurance in several of its group product lines to help mitigate risk. Reinsurance on premiums declined $0.6 million or 6% in 2005 compared to 2004, reflecting the general decrease in total group premiums.

	2005	%	2004	%	2003
New premiums:
Group life insurance	$1,327	(12)	$1,507	(23)	$1,952
Group dental insurance	4,112	(31)	5,956	(34)	9,034
Group disability insurance	1,971	(38)	3,157	8	2,930
Other group insurance	3,529	34	2,642	204	869
Total new premiums	10,939	(18)	13,262	(10)	14,785
Renewal premiums	39,844	-	39,673	(4)	41,481
Total premiums	$50,783	(4)	$52,935	(6)	$56,266

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $2.0 million or 7% in 2005 and $7.8 million or 22% in 2004, primarily due to the elimination or discontinuation of certain third-party marketing arrangements or lines of business that did not meet profit expectations.

Operating expenses in this segment include commissions, expenses associated with operations, insurance related taxes and other expenses. Expenses associated with operations in this segment are specifically and directly identified, but also include allocated expenses. Operating expenses in this segment declined 3% in 2005 and 13% in 2004. The reductions were due to a decrease in commissions related to the decline in sales and a decrease in operating expenses due to reductions in staffing from the sale of the administrative claims paying services, KCL Benefit Solutions.

The net loss in the Group Insurance segment increased $0.5 million or 29% in 2005 compared with 2004, primarily due to the decline in sales. In 2004, the net loss decreased $2.1 million or 54% compared with 2003, primarily due to the reduction of policyholder benefits and operating expenses.

Old American

The following table presents financial data of the Old American business segment for the years ended December 31.

	2005	2004	2003
Insurance revenues:
Premiums	$71,107	$73,571	$75,833
Reinsurance ceded	(5,100)	(5,745)	(6,597)
Total insurance revenues	66,007	67,826	69,236
Investment revenues:
Net investment income	13,064	13,259	13,884
Realized investment losses	(375)	(97)	(4,267)
Other revenues	10	-	89
Total revenues	78,706	80,988	78,942

Policyholder benefits	44,449	44,142	48,491
Amortization of deferred acquisition costs
and value of business acquired	13,418	13,698	14,035
Operating expenses	13,830	14,681	12,998
Total benefits and expenses	71,697	72,521	75,524

Income before income tax expense	7,009	8,467	3,418

Income tax expense	2,080	2,030	692

Net income	$4,929	$6,437	$2,726

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories. Using direct response marketing, Old American provides agents with sales leads. Old American produced 26% of consolidated customer revenues in the past two years, up from 25% in 2003. Old American’s net income declined in 2005, primarily from reduced premiums. Net income increased in 2004, reflecting reduced realized investment losses and improved policy benefit ratios from favorable mortality. Net income totaled $4.9 million in 2005, down from $6.4 million in 2004 but up from $2.7 million in 2003. In 2005, this segment provided 14% of consolidated net income, up from 11% in 2004 and down from 18% in 2003. Excluding realized investment gains and losses, this segment provided 15% of net income in 2005, 23% in 2004, and 16% in 2003.

Premium information is provided in the table below. New premiums decreased 8% in 2005, but new premiums increased 2% in 2004. Renewal premiums decreased 3% in both 2005 and 2004. Old American continues to focus on the recruitment and development of new agencies and agents.

	2005	%	2004	%	2003

New premiums	$7,148	(8)	$7,741	2	$7,616
Renewal premiums	63,959	(3)	65,830	(3)	68,217
Total premiums	$71,107	(3)	$73,571	(3)	$75,833

Net investment income declined 2% or $0.2 million in 2005, 5% or $0.6 million in 2004. These declines were due to the combination of lower investment yields and slightly lower asset levels. Realized investment losses equaled $0.4 million in 2005, $0.1 million in 2004 and $4.3 million in 2003.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased 1% or $0.3 million in 2005 and decreased 9% or $4.3 million in 2004, primarily due to death benefits. In 2004, death benefits declined. However, in 2005, death benefits increased slightly. In addition, the change in reserves for future policy benefits decreased due to lower premiums in both 2005 and 2004.

Policyholder benefit ratios (policyholder benefits divided by total revenues excluding realized investment gains and losses) increased in 2005 versus 2004 due to a decrease in revenues, while policyholder benefits were largely unchanged from 2004. This same ratio improved in 2004 compared with 2003, reflecting improved policyholder benefits over a decline in revenues as identified in the table below. These results are largely reflective of the combined effect of a decline in premiums and improved mortality over this timeframe.

	2005	2004	2003

Total revenue	$78,706	$80,988	$78,942
Less: Realized investment
losses	(375)	(97)	(4,267)
Revenue excluding realized
investment losses	79,081	81,085	83,209

Policyholder benefits	$44,449	$44,142	$48,491

Policyholder benefit ratio	56%	54%	58%

Operating expenses include commissions and production allowances, net of the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses declined in 2005 due to reduced salary and benefits, reflecting staffing fluctuations, reductions in leasehold expenses and a reduction in state insurance department fees related to the triennial examination expenses incurred in 2004. In 2004, operating expenses increased primarily as the result of an increase from lead generation expenses and other marketing initiatives.

Liquidity and Capital Resources

Liquidity

The Company meets liquidity requirements primarily through positive cash flows from operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payments of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes.

Cash provided from operations in each of the three years ended 2005, 2004 and 2003 was $50.1 million, $35.7 million, and $94.1 million, respectively. The increase in cash provided from operations in 2005 was largely due to reductions in claims payments and operating expenses paid. Net cash provided by investing activities was $46.6 million in 2005, but $48.3 million and $258.0 million in net cash was used in investing activities in 2004 and 2003, respectively. Investment purchases are primarily a function of available cash. During 2003, the Company had significant increases in assets due to sizable immediate and fixed deferred annuity sales, along with the purchase of GuideOne Life Insurance Company. However, 2005 and 2004 reflected less of an increase in cash and investable assets due to reduced immediate and fixed deferred annuity sales.

The Company’s investing activity decreased during 2005 and 2004. The Company’s new investments in fixed maturity and equity securities totaled $554.7 million during 2005, $733.9 million in 2004, and $1,255.8 million in 2003. New investments in mortgage loans totaled $109.6 million in 2005, $72.3 million 2004, and $149.3 million in 2003. Approximately 20% of the securities portfolio was sold, called or matured in 2005, comparable to 19% in 2004, and 33% in 2003. During 2005, the Company increased its purchases of real estate investments to $17.7 million, up from $8.3 million in 2004. However, during 2004, the Company had several sales of real estate investments which resulted in realized gains. The largest sale occurred in December 2004, totaling $54.3 million, which resulted in a realized investment gain of $26.4 million, net of applicable capital gains taxes. The Company continually seeks real estate investment opportunities to bolster its investment portfolio.

Net cash used in financing activities was $89.8 million in 2005 and $3.4 million in 2004. However, net cash of $169.2 million was provided by financing activities in 2003. The increase in net cash used in 2005 versus 2004 was primarily due to an increase in the repayment of short-term borrowings, which were used for investment and liquidity purposes, and a decline in immediate and fixed deferred annuity deposits, net of withdrawals. Deposits on policyholder account balances totaled $242.6 million in 2005, $271.1 million in 2004, and $338.1 million in 2003. The decline over the three years primarily reflects decreased premium and deposit sales activity. Withdrawals on policyholder account balances totaled $245.9 million in 2005, $205.7 million in 2004 and $180.8 million in 2003. The increase in withdrawals over the three years is consistent with rising interest rates and improvements in the financial markets. Net repayment of borrowings were $64.9 million and $41.5 million in 2005 and 2004, respectively.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts

At December 31, 2005, the Company had $367.9 million in separate account assets. This is an increase of $13.9 million, from $354.0 million at December 31, 2004, which was primarily the result of positive investment performance. Investment performance increased separate account assets by $25.1 million in 2005, $37.3 million in 2004, and $50.4 million in 2003.

Deposits on separate accounts declined in 2005 to total $49.4 million. In 2004 and 2003, deposits were $64.6 million, and $68.4 million, respectively.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank (FHLB). At December 31, 2005, outstanding balances under this agreement totaled $26.2 million. All outstanding balances have maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid marketable securities from the proceeds of these borrowings.

The Company has one real estate loan totaling $0.6 million and the Company has one construction loan related to investment properties totaling $0.5 million.

Borrowings totaled $27.3 million at year-end 2005, down from $92.2 million at year-end 2004. The decrease in borrowings is largely due to reductions in borrowing from FHLB. These particular borrowings decreased $62.2 million during the year. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2006, and it is expected that the Company will renew these facilities.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company for the past two years.

	2005	2004
Total assets less separate accounts	$4,191,159	$4,312,163
Total stockholders' equity	680,219	692,896
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts has remained relatively constant. Net unrealized gains on available for sale securities, which are included as a part of stockholders’ equity, decreased $34.6 million at December 31, 2005. The decline reflects higher interest rates relative to prior year-end. Net unrealized gains increased $5.2 million and $45.5 million at December 31, 2004 and 2003, respectively, reflecting lower interest rates and improving credit markets relative to December 31 of the prior years.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance

Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2006 without prior approval of the Missouri Director of Insurance are $49.5 million - the statutory gain from operations at year-end 2005.

Stockholders’ equity per share, or book value, equaled $57.07 for year-end 2005, a 2% decrease for the year. The stock repurchase program was extended by the Board of Directors through January 2007 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 8% of the shares currently outstanding. No shares were purchased under this program during 2005.

On January 30, 2006, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that was paid February 14, 2006 to stockholders of record as of February 9, 2006.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Contractual Obligations

The following table summarizes the Company’s information about contractual obligations by due date and expiration date as of December 31, 2005. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

Contractual Obligations		Less than			After
(amounts in millions)	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$27.3	$26.7	$-	$0.6	$-
Operating lease obligations (2)	6.8	1.8	4.9	0.1	-
Purchase obligations (3)	1.4	1.4	-	-	-
Mortgage loan commitments
and other investments (4)	20.4	20.4	-	-	-
Annuity certain contracts (5)	70.1	14.4	24.0	17.0	14.7
Insurance liabilities (6)	3,068.6	320.2	644.4	606.0	1,498.0

Total contractual obligations	$3,194.6	$384.9	$673.3	$623.7	$1,512.7

(1)	Borrowings include long-term and short-term debt as described in the previous section – Debt and short-term borrowing.

(2)

As a lessee, the Company leases its mainframe computer and certain related support equipment. The Company is also a lessee of an office building with a 20-year lease that began in 1989 with two five-year renewal options. In 1998, the Company assigned the interest in the lease to a third-party for the remainder of the lease period.

(3)	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.

(4)

Mortgage loan commitments to provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days. Other investments are primarily commitments for real estate investments.

(5)

Annuity certain contracts are those insurance liabilities (included in future policyholder benefits and policyholder contract balances), which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts and structured settlements.

(6)

Insurance liabilities consist primarily of future policyholder benefits and policyholder contract balances for which the timing of cash flows is uncertain and which have life contingencies. The schedule of payments for these liabilities can vary significantly because of the uncertainty of the timing of cash flows, which depend upon insurable events or policyholder surrenders.

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

The Company’s investment portfolio decreased in value in 2005, primarily due to higher interest rates. At year-end 2005, the fair value of the securities exceeded its book value by $35.2 million.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $139.4 million loss of fair value for the $2.9 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $140.1 million increase in fair value.

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

The Company recorded realized investment gains in 2005 and 2004 compared to realized investment losses in 2003. Realized investment losses have been primarily attributable to credit deterioration and bankruptcies in the airline and utility sectors. A default by a rated issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Information about the write-down of investment securities is provided in the table of Realized Investments Gains and Losses, under the section Consolidated Results of Operations in Item 7 - Management’s Discussion and Analysis.

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

The Company currently holds $140.2 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose them to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2005, the Company had an unrealized investment gain of $17.5 million (net of related taxes, policyholder account balances and deferred acquisition costs), compared to $52.1 million at year-end 2004. This decrease is primarily the result of increases in interest rates. The Company continues its practice of the limited use of derivatives as a form of risk mitigation.

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

The Company has a risk that the asset or liability portfolio performance may differ from forecasted results as a result of unforeseen economic circumstances, estimates or assumptions that prove incorrect, unanticipated policyholder behavior or other factors. The result of such deviation of actual versus expected performance could include excess or insufficient liquidity in future periods. Excess liquidity, in turn, could result in reduced profitability on one or more product lines. Insufficient liquidity could result in the need to generate liquidity through borrowing, asset sales or other means. The Company believes that adherence to its asset/liability management programs will provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. On a historical basis, the Company has not needed to liquidate assets to ensure sufficient cash flows. The Company maintains borrowing lines on a secured and unsecured basis to provide additional liquidity, if needed.

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

Expected Cash Flows

(amounts in millions)

						There-	Total	Fair
	2006	2007	2008	2009	2010	after	Principal	Value

Corporate bonds currently callable	$-	$5	$4	$1	$-	$17	$27	$24
Average interest rate	-%	6.84%	8.04%	3.83%	-%	6.59%	6.75%
Mortgage-backed securities and CMO's	181	104	71	64	49	224	693	668
Average interest rate	4.62%	4.97%	5.05%	5.15%	5.51%	5.44%	5.09%
All other securities	130	207	148	150	159	1,310	2,104	2,173
Average interest rate	6.00%	4.92%	5.90%	5.85%	5.62%	5.96%	5.86%
Investment securities	311	316	223	215	208	1,551	2,824	2,865
Average interest rate	5.19%	4.97%	5.67%	5.63%	5.59%	5.89%	5.68%
Mortgages	24	23	34	38	45	295	459	466
Average interest rate	7.78%	7.06%	6.92%	6.90%	6.11%	7.00%	6.94%
Total	$335	$339	$257	$253	$253	$1,846	$3,283	$3,331
Average interest rate	5.38%	5.11%	5.84%	5.82%	5.68%	6.07%	5.83%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2005	2004
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2005 - $2,830,926; 2004 - $2,863,781)	$2,865,476	$2,962,114
Equity securities available for sale, at fair value
(cost: 2005 - $52,143; 2004 - $61,812)	52,775	63,099
Mortgage loans	458,668	430,632
Real estate	81,870	91,519
Policy loans	101,088	108,546
Short-term investments	46,383	67,980
Other investments	2,179	2,081
Total investments	3,608,439	3,725,971

Cash	10,985	4,147
Accrued investment income	40,002	39,928
Deferred acquisition costs	226,963	229,712
Value of business acquired	89,505	96,853
Reinsurance receivables	163,347	156,839
Property and equipment	29,954	31,595
Other assets	21,964	27,118
Separate account assets	367,860	353,983
Total assets	$4,559,019	$4,666,146

LIABILITIES
Future policy benefits	$860,284	$863,754
Policyholder account balances	2,278,418	2,295,783
Policy and contract claims	36,355	34,200
Other policyholder funds	93,197	96,853
Notes payable	27,282	92,220
Income taxes	40,155	53,703
Other liabilities	175,249	182,754
Separate account liabilities	367,860	353,983
Total liabilities	3,878,800	3,973,250

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,063	24,279
Retained earnings	756,807	733,499
Accumulated other comprehensive income (loss)	(8,406)	26,231
Less treasury stock, at cost (2005 - 6,578,046 shares;
2004 - 6,550,287 shares)	(116,366)	(114,234)
Total stockholders' equity	680,219	692,896

Total liabilities and stockholders' equity	$4,559,019	$4,666,146

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share data)

	Year Ended December 31
	2005	2004	2003
REVENUES
Insurance revenues:
Premiums	$179,891	$188,881	$211,468
Contract charges	114,745	115,710	110,006
Reinsurance ceded	(55,597)	(54,490)	(48,830)
Total insurance revenues	239,039	250,101	272,644
Investment revenues:
Net investment income	194,608	197,975	194,763
Realized investment gains (losses)	6,113	45,929	(29,280)
Other revenues	10,312	8,468	9,387
Total revenues	450,072	502,473	447,514

BENEFITS AND EXPENSES
Policyholder benefits	176,209	185,155	207,914
Interest credited to policyholder account balances	92,121	96,497	92,278
Amortization of deferred acquisition costs
and value of business acquired	42,429	43,477	40,424
Operating expenses	89,688	95,661	97,667
Total benefits and expenses	400,447	420,790	438,283

Income before income tax expense (benefit)	49,625	81,683	9,231

Income tax expense (benefit)	13,441	23,996	(5,562)

NET INCOME	$36,184	$57,687	$14,793

Basic and diluted earnings per share:
Net income	$3.03	$4.83	$1.24

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Year Ended December 31
	2005	2004	2003

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	24,279	23,310	22,605
Excess of proceeds over cost of treasury stock sold	784	969	705

End of year	25,063	24,279	23,310

RETAINED EARNINGS
Beginning of year	733,499	688,800	686,847
Net income	36,184	57,687	14,793
Stockholder dividends of $1.08 per share
(2004 - $1.08; 2003 - $1.08)	(12,876)	(12,988)	(12,840)

End of year	756,807	733,499	688,800

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Beginning of year	26,231	23,418	(24,437)
Other comprehensive income (loss)	(34,637)	2,813	47,855

End of year	(8,406)	26,231	23,418

TREASURY STOCK, at cost
Beginning of year	(114,234)	(114,211)	(110,639)
Cost of 50,689 shares acquired
(2004 - 12,227 shares; 2003 - 96,472 shares)	(2,458)	(506)	(3,925)
Cost of 22,930 shares sold
(2004 - 34,027 shares; 2003 - 24,882 shares)	326	483	353

End of year	(116,366)	(114,234)	(114,211)

TOTAL STOCKHOLDERS' EQUITY	$680,219	$692,896	$644,438

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$36,184	$57,687	$14,793
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of investment premium (discount)	10,493	13,387	4,287
Depreciation	4,289	5,175	12,949
Acquisition costs capitalized	(28,092)	(29,006)	(31,903)
Amortization of deferred acquisition costs	35,608	36,080	33,431
Amortization of value of business acquired	6,821	7,397	6,993
Realized investment (gains) losses	(6,113)	(45,929)	29,280
Changes in assets and liabilities:
Future policy benefits	(3,470)	1,345	18,086
Policyholder account balances	(19,263)	(3,342)	32,335
Income taxes payable and deferred	5,064	16,124	(17,237)
Other, net	8,529	(23,185)	(8,867)
Net cash provided	50,050	35,733	94,147

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(548,979)	(726,948)	(1,251,481)
Equity securities	(5,690)	(6,957)	(4,279)
Mortgage loans	(109,561)	(72,265)	(149,344)
Real estate	(17,725)	(8,287)	(41,329)
Other investment assets	(98)	(1,179)	-
Sales of investments:
Fixed maturity securities	175,317	159,095	188,849
Equity securities	6,296	4,730	17,036
Real estate	33,267	72,092	20,226
Other investment assets	29,055	9,717	123,027
Maturities and principal paydowns of investments:
Fixed maturity securities	394,366	421,974	725,589
Equity securities	9,026	2,765	8,771
Mortgage loans	82,414	98,689	158,195
Net additions to property and equipment	(1,061)	(1,686)	(969)
Insurance business acquired	-	-	(52,264)
Net cash provided (used)	46,627	(48,260)	(257,973)

FINANCING ACTIVITIES
Proceeds from borrowings	45,315	13,575	35,061
Repayment of borrowings	(110,252)	(55,025)	(634)
Deposits on policyholder account balances	242,613	271,133	338,089
Withdrawals from policyholder account balances	(245,927)	(205,749)	(180,801)
Net transfers to separate accounts	5,213	(12,009)	(9,427)
Change in other deposits	(12,577)	(3,239)	2,629
Cash dividends to stockholders	(12,876)	(12,988)	(12,840)
Net disposition (acquisition) of treasury stock	(1,348)	946	(2,867)
Net cash provided (used)	(89,839)	(3,356)	169,210

Increase (decrease) in cash	6,838	(15,883)	5,384
Cash at beginning of year	4,147	20,029	14,645

Cash at end of year	$10,985	$4,146	$20,029

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Kansas City Life Insurance Company (the Company) is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity and group products through three life insurance companies: Kansas City Life Insurance Company (Kansas City Life) the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American).

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Kansas City Life and its subsidiaries, principally Sunset Life and Old American. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year presentation.

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

Business Changes

As of year-end 2005, the Company’s reportable segments have been redefined from prior reports where Sunset Life was identified and reported as a separate operating segment. In this and future reports, the results of Sunset Life are combined with the individual insurance business of Kansas City Life, into the Individual Insurance segment. While Sunset Life will continue as a life insurance company with its current block of business, its operating results are combined with the individual insurance business of Kansas City Life since the nature of the products and services, the types of customers and distribution methods are essentially the same as that of Kansas City Life. The segment reporting of prior years has been restated for the change in reportable segments. As a result, the Company now has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American.

On June 30, 2003, the Company acquired all of the issued and outstanding stock of GuideOne Life Insurance Company (GuideOne) from GuideOne Financial Group, Inc. and GuideOne Mutual Company. The financial position and results of operations of GuideOne have been included in these financial statements on a GAAP basis using the purchase method of accounting since July 1, 2003. As of October 1, 2003, GuideOne was merged into Kansas City Life. For segment reporting purposes, GuideOne is included in the Individual Insurance segment.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments

Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount. Securities available for sale are stated at fair value. Unrealized gains and losses, net of adjustments to deferred acquisition costs (DAC), value of business acquired (VOBA), policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive income in stockholders' equity. The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized. The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at current market interest rates, which were lower than the then current effective portfolio rate.

The Company reviews and analyzes its securities on an ongoing basis. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's value is considered to be an other-than-temporary impairment. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method.

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

Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist of low income housing tax credit (“LIHTC”) investments, which are not material to the financial statements. Real estate joint ventures are consolidated where required or are valued at cost, adjusted for the Company’s equity in earnings since acquisition.

Policy loans are carried at cost, less principal payments received. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date.

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

DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented. The DAC asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information about DAC at December 31.

	2005	2004	2003

Balance at beginning of year	$229,712	$237,702	$243,120
Capitalization of commissions, sales and issue expenses	28,092	29,006	31,902
Gross amortization	(48,699)	(49,814)	(47,698)
Accrual of interest	13,091	13,734	14,267
Amortization due to realized investment losses	78	304	879
Change in DAC due to unrealized investment (gains) losses	4,689	(1,220)	(4,768)

Balance at end of year	$226,963	$229,712	$237,702

Value of Business Acquired (VOBA)

When a new block of business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment.

VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to support the value of VOBA, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented. The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.

In 2003, VOBA was established in the amount of $38,005 from the purchase of GuideOne. The following table provides information about VOBA at December 31.

	2005	2004	2003

Balance at beginning of year	$96,853	$106,334	$75,322
Purchase of GuideOne Life	-	-	38,005
Gross amortization	(13,996)	(15,253)	(14,716)
Accrual of interest	6,546	7,294	7,723
Amortization due to realized investment losses	7	-	-
Change in VOBA due to unrealized investment (gains) losses	95	(1,522)	-

Balance at end of year	$89,505	$96,853	$106,334

The accrual of interest for Old American VOBA was calculated at a 13% interest rate for the life block and a 7% rate for the accident and health block. For the GuideOne acquisition VOBA, a 5.2% interest rate was used on the interest sensitive block, a 4.1% interest rate was used on the deferred annuity block and a 5.3% interest rate was used on the traditional life block. For the VOBA on an acquired block of business a 7% interest rate was used on the traditional life portion and a 5.4% interest rate was used on the interest sensitive portion. The interest rates used in the calculation of

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years 2006 through 2010 is $7,490, $7,367, $7,151, $7,079, and $6,771, respectively.

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

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2005	2004	2003

Balance at beginning of year	$353,983	$304,691	$244,862

Deposits on variable policyholder contracts	49,360	64,558	68,447
Transfers to general account	(6,040)	(9,904)	(24,318)
Investment performance	25,131	37,283	50,402
Policyholder benefits	(40,890)	(29,172)	(21,836)
Contract charges	(13,684)	(13,473)	(12,866)

Balance at end of year	$367,860	$353,983	$304,691

Recognition of Revenues

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relate to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides detail about future policy benefits at December 31.

	2005	2004

Life insurance	$724,033	$731,194
Immediate annuities and
supplementary contracts
with life contingencies	91,300	88,374
Total	815,333	819,568

Accident and health insurance	44,951	44,186

Total future policy benefits	$860,284	$863,754

Policyholder Account Balances

Liabilities for universal life and fixed deferred annuity products represent policyholder account balances, without reduction for potential surrender charges, and deferred front-end contract charges, which are amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense. Interest on policyholder account balances is credited as earned.

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.75% (2004 - 3.00% to 5.75%; 2003 - 3.00% to 6.25%).

The following table provides detail about policyholder account balances at December 31.

	2005	2004

Universal life insurance	$1,072,021	$1,087,181
Fixed deferred annuities	1,131,297	1,127,902
Other	75,100	80,700

Policyholder account balances	$2,278,418	$2,295,783

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

Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. If future taxable income is not expected a valuation allowance against deferred income tax assets may be required.

Participating Policies

Participating business at year-end 2005 approximates 5% of statutory premiums and 7% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

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

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Income Per Share

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the year was 11,923,831 shares (2004 - 11,932,109 shares; 2003 - 11,944,291 shares). The number of shares outstanding at year-end was 11,918,634 (2004 - 11,946,393).

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, policyholder account balances, and the change in the additional minimum pension liability. Other comprehensive income (loss) includes deferred income taxes on these items.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached further consensus on Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts has been delayed by Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF Issue 03-1-1, “The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” posted on September 30, 2004.  At the November 2004 meeting, the FASB staff indicated that the Board is expected to undertake a comprehensive reconsideration of the guidance in EITF 03-1 and that the measurement and recognition guidance in paragraphs 10-20 of that Issue continue to be deferred by FSP EITF Issue 03-1-1.  However, other provisions of EITF 03-1, including its disclosure requirements, have not been deferred.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements of Financial Accounting Standards 115 and 124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot.

In September 2005, the FASB decided to include in the final draft of FASB Staff Position FSP FAS 115-1 guidance similar to that provided in EITF 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the Board decided that (1) the FSP would be applied prospectively, and (2) the effective date would be reporting periods beginning after December 15, 2005. The new standard is not expected to have a material impact on the consolidated financial statements.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In November 2005, the FASB issued FSP FAS No. 115-1 and FAS No. 124-1. This FSP further defines and amends FAS No. 115, Accounting for Certain Investment in Debt and Equity Securities and FAS No. 124, Accounting for Certain Investments Held for Not-for-Profit Organizations and APB Opinion No. 18, the Equity Method of Accounting for Investments in Common Stock. This FSP provides and establishes certain criteria to determine the meaning of other-than-temporary impairments and its application to certain investments and adds additional disclosure requirements to the notes to the financial statements. The Company adopted this FSP effective year-end 2005 with no material changes to the consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (“FAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. FAS 123R is effective January 1, 2006. Historically the Company has expensed all stock-based compensation using a fair-value-based measurement method. The Company adopted this standard on January 1, 2006. The Company believes this new standard will not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“FAS 154”). The Statement replaces APB Opinion No. 20 and FAS 3. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. FAS 154 is effective January 1, 2006. Currently, the Company is not aware of any circumstances that require the application of FAS 154, and there is no anticipated impact on the consolidated financial statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

All other Standards and Interpretations of those Standards issued during 2005 did not relate to accounting policies and procedures pertinent to the Company at this time.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. INVESTMENTS

Investment Revenues

The following tables provide investment revenues by major category for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2005	2004	2003
Net investment income:
Fixed maturity securities	$155,726	$153,102	$142,704
Equity securities	3,699	4,423	4,645
Mortgage loans	32,923	33,376	36,658
Real estate	7,900	13,129	11,009
Policy loans	7,174	7,788	7,536
Short-term	1,544	714	2,537
Other	667	757	2,699
	209,633	213,289	207,788
Less investment expenses	(15,025)	(15,314)	(13,025)

	$194,608	$197,975	$194,763

Realized investment gains (losses):
Fixed maturity securities	$(1,576)	$343	$(38,776)
Equity securities	(37)	147	(455)
Mortgage loans	890	400	-
Real estate	6,751	44,735	9,011
Other	85	304	940

	$6,113	$45,929	$(29,280)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized Gains and Losses

The following table provides unrealized gains (losses) on the Company’s investments in securities, at December 31.

	2005	2004	2003
Available for sale:
End of year	$35,182	$99,620	$85,478
Amounts allocable to:
DAC and VOBA	(3,203)	(7,987)	(5,245)
Policyholder account balances	(5,036)	(11,445)	(8,070)
Deferred income taxes	(9,454)	(28,066)	(25,258)

	$17,489	$52,122	$46,905

Increase (decrease) in
net unrealized gains
during the year:
Fixed maturity securities	$(34,280)	$5,334	$43,997
Equity securities	(353)	(117)	1,508

	$(34,633)	$5,217	$45,505

Analysis of Unrealized Losses on Securities

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

At the end of each quarter, all securities are reviewed where fair value is less than ninety percent of amortized cost for six months or more to determine whether impairments exist and losses need to be recorded. The analysis focuses on each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2005.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$21,860	$299	$15,921	$347	$37,781	$646
Federal agencies [1]	56,195	731	61,578	1,548	117,773	2,279
Federal agency issued
mortgage-backed securities [1]	116,390	1,928	169,902	4,426	286,292	6,354
Corporate obligations	456,925	13,101	274,407	13,704	731,332	26,805
Corporate private-labeled
mortgage-backed securities	70,195	1,219	57,218	677	127,413	1,896
Other	78,570	1,134	62,207	1,802	140,777	2,936
Redeemable preferred stocks	54	1	-	-	54	1
Fixed maturity securities	800,189	18,413	641,233	22,504	1,441,422	40,917
Equity securities	2,490	59	11,202	874	13,692	933
Total	$802,679	$18,472	$652,435	$23,378	$1,455,114	$41,850

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2004.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$11,403	$73	$17,145	$279	$28,548	$352
Federal agencies [1]	63,892	771	28,440	649	92,332	1,420
Federal agency issued
mortgage-backed securities [1]	252,496	2,190	56,714	789	309,210	2,979
Corporate obligations	298,873	5,133	154,925	6,837	453,798	11,970
Corporate private-labeled
mortgage-backed securities	62,212	409	-	-	62,212	409
Other	31,261	383	23,422	1,169	54,683	1,552
Redeemable preferred stocks	-	-	-	-	-	-
Fixed maturity securities	720,137	8,959	280,646	9,723	1,000,783	18,682
Equity securities	6,905	149	8,971	447	15,876	596
Total	$727,042	$9,108	$289,617	$10,170	$1,016,659	$19,278

_________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Securities with unrealized losses for less than twelve months included 290 issues with a carrying value of $802,679 and unrealized losses of $18,472. Of this portfolio, 95.6% were investment grade (rated AAA through BBB-) at December 31, 2005, with associated unrealized losses of $15,478. The unrealized losses on these securities were due to changes in market interest rates and credit spreads since the securities were acquired.

Securities with unrealized losses for twelve months or longer included 288 issues with a carrying value of $652,435 and unrealized losses of $23,378. Of this portfolio, 97.5% were investment grade at December 31, 2005, with associated unrealized losses of $21,512. The unrealized losses on these securities were due to changes in market interest rates and credit spreads since the securities were acquired.

One statistic the Company pays particular attention to with respect to fixed maturity securities is the Fair Value to Amortized Cost ratio. Securities with a fair value to amortized cost ratio in the 90%-99% range are typically securities that have been impacted by increases in market interest rates or credit spreads. Securities in the 80%-89% range are typically securities that have been impacted by increased market yields, specific credit concerns or both. These securities are closely monitored to ensure that the impairment is not other-than-temporary.

Securities with a fair value to amortized cost ratio less than 80% are considered potentially distressed securities and are subject to rigorous ongoing review. As of December 31, 2005, there were three issues with a fair value to amortized cost ratio of less than 80%, for less than six months. These securities had a carrying value of $6,553 and unrealized losses of $1,894. Based on the Company’s evaluation of theses issues and the Company’s ability to hold the investments for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The table below summarizes the fixed maturity securities with unrealized losses as of December 31, 2005.

Fair Value to
Amortized Cost	Amortized	Fair	Unrealized
Ratio	Cost	Value	Losses	%
90%-99%	$1,469,231	$1,430,765	$38,466	94.0%
80%-89%	4,661	4,104	557	1.4%
Below 80%	8,447	6,553	1,894	4.6%
Total	$1,482,339	$1,441,422	$40,917	100.0%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Cost and Fair Value Information for Securities

The following table provides amortized cost and fair value of investments in securities available for sale at December 31, 2005.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$102,323	$1,896	$646	$103,573
Federal agencies [1]	172,305	796	2,279	170,822
Federal agency issued mortgage-backed securities [1]	363,631	1,416	6,354	358,693
Corporate obligations	1,817,757	69,321	26,805	1,860,273
Corporate private-labeled mortgage-backed securities	190,163	861	1,896	189,128
Other	184,692	1,177	2,936	182,933
Redeemable preferred stocks	55	-	1	54
Fixed maturity securities	2,830,926	75,467	40,917	2,865,476
Equity securities	52,143	1,565	933	52,775
Total	$2,883,069	$77,032	$41,850	$2,918,251

The following table provides amortized cost and fair value of investments in securities available for sale at December 31, 2004.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$154,149	$4,696	$352	$158,493
Federal agencies [1]	172,568	1,818	1,420	172,966
Federal agency issued mortgage-backed securities [1]	516,645	4,879	2,979	518,545
Corporate obligations	1,729,907	101,026	11,970	1,818,963
Corporate private-labeled mortgage-backed securities	183,475	2,270	409	185,336
Other	106,964	2,325	1,552	107,737
Redeemable preferred stocks	73	1	-	74
Fixed maturity securities	2,863,781	117,015	18,682	2,962,114
Equity securities	61,812	1,883	596	63,099
Total	$2,925,593	$118,898	$19,278	$3,025,213

The Company held non-income producing securities with a carrying value of $760 at December 31, 2005

(2004 - $218).

_________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the year ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2005	2004	2003

Proceeds	$181,613	$163,825	$205,885
Gross realized gains	3,991	8,545	9,467
Gross realized losses	6,009	8,237	20,443

The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity.

No derivative financial instruments were or are currently employed.

The Company is exposed to risk that issuers of securities owned by the Company will default or that interest rates or credit spreads will change and cause a decrease in the value of its investments. With mortgage-backed securities, the Company is also exposed to prepayment and extension risks. As interest rates change, the rate at which these securities pay down principal may change. These risks are mitigated by investing in high-grade securities and managing the maturities and cash flows of investments and liabilities.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2005. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$68,132	$67,986
Due after one year through five years	571,305	568,815
Due after five years through ten years	738,185	742,181
Due after ten years	788,977	826,685
Mortgage-backed securities	664,327	659,809

	$2,830,926	$2,865,476

Mortgage Loans

Most of the Company’s mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $3,478 (2004 - $4,368). The valuation reserve for mortgage loans is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years. Also, there were no delinquent mortgage loans at December 31, 2005. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides mortgage portfolio is diversified geographically and by property type at December 31.

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Geographic region:
East north central	$25,295	$23,535	$24,152	$25,382
Mountain	61,391	62,746	59,915	62,148
Pacific	135,809	141,569	133,240	137,348
West south central	88,424	90,725	89,996	92,955
West north central	110,098	106,221	89,433	90,878
Other	41,129	45,070	38,264	39,258
Valuation reserve	(3,478)	(3,478)	(4,368)	(4,368)
	$458,668	$466,388	$430,632	$443,601
Property type:
Industrial	$256,113	$263,379	$250,022	$258,340
Retail	749	749	1,640	1,656
Office	180,727	181,124	158,991	163,532
Other	24,557	24,614	24,347	24,441
Valuation reserve	(3,478)	(3,478)	(4,368)	(4,368)
	$458,668	$466,388	$430,632	$443,601

The Company has commitments to originate mortgage loans of $18.0 million at December 31, 2005. These commitments expire in 2006.

Real Estate

The table below provides information concerning the Company's real estate investments as of December 31.

	2005	2004
Land	$18,802	$14,547
Buildings	63,886	75,226
Less accumulated depreciation	(24,088)	(24,057)
Real estate, commercial	58,600	65,716
Real estate, joint ventures	23,270	25,803
	$81,870	$91,519

Investment real estate, other than foreclosed properties, is depreciated on a straight-line basis over periods ranging from 10 to 50 years.

The Company held non-income producing real estate of $21,142, consisting of properties under development at December 31, 2005 (2004 - $12,375).

The Company has commitments to purchase real estate investments of $2.4 million at December 31, 2005. These commitments expire in 2006.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with "Policy and contract claims" on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2005	2004	2003
Gross liability at
beginning of year	$8,605	$8,623	$8,140
Less reinsurance recoverable	(4,207)	(3,579)	(2,552)
Net liability	4,398	5,044	5,588
Net liability acquired with
GuideOne acquisition	-	-	768
Net liability at
beginning of year	4,398	5,044	6,356

Incurred benefits related to:
Current year	20,287	25,449	32,468
Prior years [1]	(319)	842	(915)

Total incurred benefits	19,968	26,291	31,553

Paid benefits related to:
Current year	17,767	21,210	28,172
Prior years	3,612	5,727	4,693

Total paid benefits	21,379	26,937	32,865

Net liability at end of year	2,987	4,398	5,044
Plus reinsurance recoverable	3,999	4,207	3,579

Gross liability at end of year	$6,986	$8,605	$8,623

_________

1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the (favorable) unfavorable development of these liabilities.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. NOTES PAYABLE

The following table provides information for Notes Payable as of December 31.

	2005	2004
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 4.62%, secured by
mortgage-backed securities totaling $109,328.	$26,214	$88,365

One real estate loan with an interest rate of 7.50% to mature in 2010,
secured by the property.	610	1,397

Note payable paid in June 2005, related to the purchase of GuideOne Life
Insurance Company.	-	2,000

One construction loan related to investment properties dated December
2003 with an interest rate of 8.00%, forgiven when construction of
the building is complete.	458	458
	$27,282	$92,220

As a member of the FHLB with a capital investment of $6.6 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned a 3.01% average rate on the capital investment in the FHLB for 2006.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding, and which are at variable interest rates - currently at 4.70%. Both lines of credit will expire during 2006, and it is expected that the Company will renew these facilities.

With the exception of the real estate and construction loans, all borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $2,129 (2004 - $1,574; 2003 - $1,961). The interest expense on all borrowings totaled $1,978 (2004 - $1,694; 2003 - $1,925).

Maturities on notes payable are as follows in millions: $26.7 due in 2006; none due in 2007, 2008 or 2009, and $0.6 due in 2010.

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

	2005	2004	2003

Net gain from operations	$49,500	$35,064	$101,978

Net income	48,668	79,394	83,512

Unassigned surplus at December 31	408,144	357,123	293,804

Capital and surplus at December 31	339,961	290,288	226,024

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum payable in 2006 without prior approval is $49,500, the statutory net gain from operations in 2005. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $12,000 at December 31, 2005 (2004 - $19,000; 2003 - $20,000).

6. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2005	2004	2003

Current income tax expense	$6,353	$11,796	$9,580
Deferred income tax expense (benefit)	7,088	12,200	(15,142)

Total income tax expense (benefit)	$13,441	$23,996	$(5,562)

	2005	2004	2003

Federal income tax rate	35%	35%	35%
Tax credits	(6)	(5)	(41)
Prior years' taxes, including federal
taxes relating to closed tax years	-	-	(51)
Other permanent differences	(2)	(1)	(3)

Effective income tax rate	27%	29%	(60)%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2005	2004
Deferred tax assets:
Future policy benefits	$53,445	$58,399
Employee retirement benefits	20,669	22,973
Tax carryovers	3,855	2,860
Other	1,638	1,860
Gross deferred tax assets	79,607	86,092
Less: Valuation allowance	(8)	-
Net deferred tax assets	79,599	86,092
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	11,351	10,874
Unrealized investment gains	9,454	28,066
Capitalization of deferred acquisition
costs, net of amortization	49,562	46,878
Value of business acquired	31,327	33,899
Property and equipment, net	8,038	7,906
Other	8,041	8,442
Gross deferred tax liabilities	117,773	136,065
Net deferred tax liability	38,174	49,973
Current tax liability	1,981	3,730
Income taxes payable	$40,155	$53,703

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. Based predominately upon review of our anticipated future earnings and reversal of future taxable differences, in management's opinion, it is more likely than not that the Company will realize the benefit of its deferred tax asset, except for the $8 thousand valuation allowance provided for in 2005. The valuation allowance relates to state income taxes.

Federal income taxes paid this year were $6,054 (2004 - $5,593, 2003 - $8,442).

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a tax account designated as “Policyholders’ Surplus.” The American Jobs Creation Act of 2004 was passed on October 22, 2004. This Act allows for the Policyholders’ Surplus to be distributed without being subject to tax. These distributions must be made during the 2005 or 2006 tax years. Under this Act, the Company expects to distribute the majority of the balance in Policyholders’ Surplus account during this time frame. During 2005, the Company distributed approximately $22.4 million from Policyholders’ Surplus. As of the end of 2005, the Company has approximately $45.2 million of untaxed “Policyholders’ Surplus.” Should the balance in the Policyholders’ Surplus become taxable, the tax computed at current rates would approximate $15.8 million.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2005	2004	2003

Income tax expense (benefit)	$13,441	$23,996	$(5,562)
Stockholders' equity:
Related to:
Unrealized gains, net	(18,612)	2,808	24,504
Change in minimum
pension liability	(2)	(1,294)	1,265
Total income tax expense
included in financial statements	$(5,173)	$25,510	$20,207

7. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees. December 31 was used as the measurement date for these plans.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2006 through 2010 are $8,300, $7,700, $9,000, $11,300, and $9,400 respectively. The aggregate benefits expected to be paid in the five years from 2011 through 2015 are $63,900. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service. The 2006 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 was:

	2005	2004
Asset Category
Debt securities	32%	45%
Equity securities	67%	53%
Cash equivalents	1%	2%

This allocation of pension assets is within the targeted mix by asset class. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits.

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

The assumed discount rate for pension benefits is 5.50%, and 5.75% for other postretirement benefits. The discount rates were determined by reference to the AA finance corporate bond index yield curve on December 31, 2005, as published by Bloomberg L.P. Specifically, the yield curve was converted to spot rates to determine the rates on zero coupon securities of the same quality at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the market value of a cash flow defeasing a portfolio of AA finance corporate bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2006 through 2010 are $770, $870, $980, $1,050, and $1,140 respectively. The aggregate benefits expected to be paid in the five years from 2011 through 2015 are $7,420. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005. The 2006 contribution for the plan is estimated to be $770. The Company pays these medical costs as due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees' years of service and compensation as of December 31, 1997.

Non-contributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $106 (2004 - $106; 2003 - $132). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $503 (2004 - $500; 2003 - $614).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan were $1,468 (2004 - $1,454; 2003 - $1,437). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution this year or in the prior two years.

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

A re-measurement of the APBO was calculated for the amendment to the Plans and the reduced retiree premium payments. The change in the APBO resulted in a decrease of $0.9 million in the net periodic postretirement benefit cost for the year ended December 31, 2005.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Accumulated benefit obligation	$131,302	$128,221	$-	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$103,024	$94,037	$1,042	$1,209
Return on plan assets	7,159	9,559	53	6
Company contributions	6,679	6,113	-	-
Benefits paid	(7,692)	(6,685)	(111)	(173)

Fair value of plan assets at end of year	$109,170	$103,024	$984	$1,042

Change in projected benefit obligation:
Benefit obligation at beginning of year	$132,883	$121,700	$22,903	$28,237
Service cost	2,246	2,214	598	771
Interest cost	7,341	7,283	1,099	1,502
Plan amendments	-	-	(4,159)	-
Medicare Part D subsidy recognition	-	-	-	(7,075)
Actuarial loss	1,735	8,371	5,721	740
Benefits paid	(7,692)	(6,685)	(1,106)	(1,272)

Benefit obligation at end of year	$136,513	$132,883	$25,056	$22,903

Plan underfunding	$(27,343)	$(29,859)	$(24,072)	$(21,861)
Unrecognized actuarial loss	48,313	48,405	5,988	268
Unrecognized prior service cost	(3,263)	(3,911)	(3,956)	-

Prepaid (accrued) benefit cost	$17,707	$14,635	$(22,040)	$(21,593)

Amounts recognized in the
consolidated balance sheet:
Accrued benefit liability	$(22,132)	$(25,197)	$(22,040)	$(21,593)
Accumulated other comprehensive income	39,839	39,832	-	-

Net amount recognized	$17,707	$14,635	$(22,040)	$(21,593)

Weighted average assumptions:
Discount rate	5.50%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	4.00	-	-

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$350	$(279)
Postretirement benefit obligation	4,581	(3,784)

The following table provides the components of net periodic benefits cost.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$2,246	$2,214	$2,335	$598	$771	$755
Interest cost	7,341	7,283	7,215	1,099	1,502	1,406
Expected return on plan assets	(8,064)	(7,425)	(6,441)	(57)	(66)	(76)
Amortization of:
Unrecognized actuarial loss	2,731	2,870	3,321	6	92	26
Unrecognized prior service cost	(647)	(647)	(647)	(204)	-	-
Unrecognized net transition asset	-	-	-	-	-	-
Net periodic benefits cost	$3,607	$4,295	$5,783	$1,442	$2,299	$2,111

For measurement purposes, a 12.0% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 6% in 2018 and thereafter.

8. SEGMENT INFORMATION

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, group disability, stop loss and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

As of year-end 2005, the Company’s reportable segments have been redefined from prior reports where Sunset Life was identified and reported as a separate operating segment. In this and future reports, the results of Sunset Life are combined with the individual insurance business of Kansas City Life, into the Individual Insurance segment. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. While Sunset Life will continue as a life insurance company with its current block of business, its operating results are combined with the individual insurance business of Kansas City Life since the nature of the products and services, the types of customers and distribution methods are essentially the same as that of Kansas City Life. The segment reporting of prior years has been restated for the change in the reportable segments.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Separate investment portfolios are maintained for each of the three life insurance companies of the Company. However, investments are allocated to the Group Insurance segment based upon its cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company's revenue.

	Individual	Group	Old
	Insurance	Insurance	American	Total
2005:
Customer revenues	$141,803	$41,531	$66,017	$249,351
Net investment income	181,311	233	13,064	194,608
Segment income (loss)	33,639	(2,384)	4,929	36,184
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	197,931	25,950	44,449	268,330
Amortization of deferred acquisition
costs and value of business acquired	29,011	-	13,418	42,429
Interest expense	1,824	-	593	2,417
Income tax expense (benefit)	12,383	(1,022)	2,080	13,441

Segment assets	4,171,183	6,671	381,165	4,559,019
Expenditures for other long-lived assets	1,185	23	35	1,243

2004:
Customer revenues	$146,047	$44,696	$67,826	$258,569
Net investment income	184,393	323	13,259	197,975
Segment income (loss)	53,105	(1,855)	6,437	57,687
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	209,551	27,959	44,142	281,652
Amortization of deferred acquisition
costs and value of business acquired	29,779	-	13,698	43,477
Interest expense	1,797	-	396	2,193
Income tax expense (benefit)	22,761	(795)	2,030	23,996

Segment assets	4,250,635	4,858	410,653	4,666,146
Expenditures for other long-lived assets	1,829	45	34	1,908

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Individual	Group	Old
	Insurance	Insurance	American	Total
2003:
Customer revenues	$160,336	$52,370	$69,325	$282,031
Net investment income	180,598	281	13,884	194,763
Segment income (loss)	16,071	(4,004)	2,726	14,793
Other significant non-cash items:
Policyholder benefits and interest credited
to policyholder account balances	215,974	35,727	48,491	300,192
Amortization of deferred acquisition
costs and value of business acquired	26,389	-	14,035	40,424
Interest expense	2,182	-	428	2,610
Income tax expense (benefit)	(4,538)	(1,716)	692	(5,562)

Segment assets	4,126,389	6,731	416,567	4,549,687
Expenditures for other long-lived assets	2,245	81	75	2,401

Enterprise-Wide Disclosures
	2005	2004	2003
Customer revenues by line of business:
Traditional individual insurance products, net	$82,763	$91,569	$112,629
Interest sensitive products	97,506	98,415	93,023
Variable life insurance and annuities	17,239	17,295	16,983
Group life and disability products, net	41,531	42,822	50,009
Group ASO services	-	1,672	2,191
Other	10,312	6,796	7,196
Total	$249,351	$258,569	$282,031

9. PROPERTY and EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information as of December 31.

	2005	2004

Land	$766	$766
Home office complex	20,180	20,385
Furniture and equipment	44,157	43,371
	65,103	64,522

Less accumulated depreciation	(35,149)	(32,927)

	$29,954	$31,595

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2005	2004	2003
Life insurance in force (in millions):
Direct	$28,943	$28,815	$28,914
Ceded	(13,354)	(12,760)	(12,039)
Assumed	2,006	2,165	3,302

Net	$17,595	$18,220	$20,177

Premiums:
Life insurance:
Direct	$131,565	$136,749	$152,407
Ceded	(45,301)	(43,609)	(39,148)
Assumed	4,141	4,855	5,029

Net	$90,405	$97,995	$118,288

Accident and health:
Direct	$44,185	$46,821	$53,875
Ceded	(10,296)	(10,881)	(9,682)
Assumed	-	456	157

Net	$33,889	$36,396	$44,350

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $62.6 million as of this year-end. The reserve for future policy benefits ceded under this agreement was $30,682 (2004 - $33,222).

Kansas City Life acquired a block of traditional life and universal life products in 1997. As of this year-end, the block had $2.0 billion of life insurance in force (2004 - $2.1 billion). The block generated life insurance premiums of $2,322 net of reinsurance (2004 - $2,838).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. As of this year-end the insurance in force ceded approximates $2.3 billion (2004 - $2.5 billion) and premiums totaled $8,706.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss), which includes unrealized gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of deferred acquisition costs, and the change in the additional minimum pension liability, as shown below for the years ended December 31.

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2005:
Unrealized losses arising during the year	$(66,050)	$-	$(66,050)
Less: Realized losses included in net income	(1,613)	-	(1,613)
Net unrealized losses	(64,437)	-	(64,437)
Increase in minimum pension liability	-	(6)	(6)
Effect on DAC	4,689	-	4,689
Effect on VOBA	95	-	95
Policyholder account balances	6,408	-	6,408
Deferred income taxes	18,612	2	18,614
Other comprehensive loss	$(34,633)	$(4)	(34,637)
Net income			36,184
Comprehensive income			$1,547

2004:
Unrealized gains arising during the year	$14,632	$-	$14,632
Less: Realized gains included in net income	490	-	490
Net unrealized gains	14,142	-	14,142
Increase in minimum pension liability	-	(3,698)	(3,698)
Effect on DAC	(1,220)	-	(1,220)
Effect on VOBA	(1,522)	-	(1,522)
Policyholder account balances	(3,375)	-	(3,375)
Deferred income taxes	(2,808)	1,294	(1,514)
Other comprehensive income (loss)	$5,217	$(2,404)	2,813
Net income			57,687
Comprehensive income			$60,500

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2003:
Unrealized gains arising during the year	$43,616	$-	$43,616
Less: Realized losses included in net income	(39,231)	-	(39,231)
Net unrealized gains	82,847	-	82,847
Decrease in minimum pension liability	-	3,615	3,615
Effect on DAC	(4,768)	-	(4,768)
Policyholder account balances	(8,070)	-	(8,070)
Deferred income taxes	(24,504)	(1,265)	(25,769)
Other comprehensive income	$45,505	$2,350	47,855
Net income			14,793
Comprehensive income			$62,648

The following table provides accumulated balances related to each component of accumulated other comprehensive income (loss).

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2004:
Beginning of year	$46,905	$(23,487)	$23,418
Other comprehensive income (loss)	5,217	(2,404)	2,813

End of year	52,122	(25,891)	26,231

2005:
Other comprehensive income (loss)	(34,633)	(4)	(34,637)

End of year	$17,489	$(25,895)	$(8,406)

12. FAIR VALUE of FINANCIAL INSTRUMENTS

The carrying amounts for cash, short-term investments and policy loans, as reported in the accompanying balance sheet, approximate their fair values. The fair values for securities were based on quoted market prices, where available. For those securities not actively traded, fair values were estimated using values obtained from independent pricing services or, in the case of private placements, were estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Fair values for mortgage loans were based upon discounted cash flow analyses using an interest rate assumption above comparable U.S. Treasury rates. The fair value of bank deposits, checking, savings and money market accounts was the amount payable on demand.

Fair values for liabilities under investment-type insurance contracts, included with policyholder account balances for fixed deferred annuities and with other policyholder funds for supplementary contracts without life contingencies, were estimated to be their cash surrender values.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair values for the Company's insurance contracts other than investment contracts were not required to be disclosed. However, the fair values of liabilities under all insurance contracts were taken into consideration in the Company's overall management of interest rate risk.

At year-end 2005, all of the Company’s notes payable had a carrying value which approximated their fair value. The Company’s other liabilities are generally short-term in nature and their carrying value approximates their fair value.

Following are the carrying amounts and fair values of financial instruments as of December 31.

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Securities available for sale	$2,918,251	$2,918,251	$3,025,213	$3,025,213
Mortgage loans	458,668	466,388	430,632	443,601
Liabilities:
Individual and group annuities	$1,131,297	$1,096,429	$1,127,902	$1,091,570
Notes payable	27,282	27,282	92,220	92,220
Bank deposits	47,608	47,608	53,600	53,600
Supplementary contracts
without life contingencies	75,100	75,100	80,700	80,700

13. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized in the table below.

	First	Second	Third	Fourth
2005:
Total revenues	$114,270	$109,213	$109,058	$117,531

Net income	7,960	8,425	8,902	10,897

Per common share,
basic and diluted	0.67	0.71	0.75	0.90

2004:
Total revenues	$117,746	$113,207	$117,738	$153,782

Net income	5,595	7,522	11,533	33,037

Per common share,
basic and diluted	0.47	0.63	0.97	2.76

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2005, the Company had purchase commitments to fund mortgage loans and other investments of $20.4 million and no sales commitments. Subsequent to December 31, 2005, the Company entered into commitments to fund additional mortgage loans of $3.7 million, a purchase of real estate investments for $0.2 million, and a real estate sale contract for $0.6 million. See Subsequent Events Note 17 concerning the purchase of $41.3 million in real estate investments.

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

16. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on the Company’s business, financial position or results of operations.

17. SUBSEQUENT EVENTS

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close by the end of 2006. The bank subsidiary and the results of operations are not material to the financial statements of the Company and are not disclosed separately.

The Company signed an agreement on January 25, 2006 to become a 50% investor with R&R Investors, Ltd. in six separate real estate investments. R&R Investors is a leader in real estate development, brokerage and property management in the Des Moines, Iowa area. These six real estate investments total 279 acres in the aggregate and will be developed as market conditions dictate. On January 30, 2006, the Company funded the purchase of these real estate investments in the aggregate amount of $41.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2005 and December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I-V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

KPMG LLP

Kansas City, Missouri

February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 9A, that Kansas City Life Insurance Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and financial statement schedules I-V, and our report dated February 27, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/KPMG LLP

KPMG LLP

Kansas City, Missouri

February 27, 2006

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2005.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. The attestation report is included in KPMG’s Report of Independent Registered Public Accounting Firm, included in Item 8. Financial Statements and Supplementary Data.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following information, as of December 31, 2005, is provided with respect to each Director and Nominee:

		Term as
		Director		Served as
		Expires	Other Positions	Director
Name of Director	Age	in April	with the Company	From

William R. Blessing (2)(6)	50	2007	None	2001

Cecil R. Miller (2)(5)	72	2007	None	2001

Richard L. Finn (2)(4)	64	2007	None	2004

Bradford T. Nordholm (2)	50	2007	None	2004

Walter E. Bixby (2)(7)	47	2008	Vice Chairman of the Board	1996

Webb R. Gilmore (2)(4)(7)	61	2008	None	1990

Nancy Bixby Hudson (2)	53	2008	None	1996

Daryl D. Jensen (2)(5)(6)	66	2008	None	1978

William A. Schalekamp (3)(4)	61	2008	Senior Vice President,	2002
			General Counsel
			and Secretary

R. Philip Bixby (1)(3)(4)(7)	52	2009	President, CEO and	1985
			Chairman of the Board

Michael Braude (1)(2)	69	2009	None	-

Warren J. Hunzicker, M.D. (1)(2)	85	2009	None	1989

Tracy W. Knapp (1)(3)(4)	43	2009	Senior Vice President,	2002
			Finance

E. Larry Winn, Jr. (1)(2)(4)(5)(6)	86	2009	None	1985

(1)	Subject to the approval of the shareholders at the annual meeting of shareholders to be held on April 20, 2006, will be elected for a three-year term ending in 2009.

(2)

Walter E. Bixby was elected Assistant Vice President of the Company in 1985, Vice President, Marketing in 1990, Vice President, Marketing Operations in 1992, President of Old American, a subsidiary, in 1996 and Vice Chairman of the Board of the Company in 2005. He also serves as a Director of Sunset Life, Old American, and Generations Bank, subsidiaries. Mr. Blessing is currently Senior Vice President, Local Strategy and Development, Sprint, Kansas City, Missouri, a position he has held since 2003. This division is expected to become a separate corporation named Embarq during the second quarter of 2006. He has been with Sprint and related entities in various capacities since 1981. He also serves on the Board of Virgin Mobile USA and various charitable groups. Mr. Gilmore is Chairman, CEO and Shareholder of the law firm of Gilmore & Bell. Nancy Bixby Hudson has served as a Director of Sunset Life, a subsidiary, since 1986. She was elected as a Director of Old American in 2005. Dr. Hunzicker was elected by the Board of Directors to an unexpired term in 1989. Dr. Hunzicker served as the Company's Medical Director from 1987 to 1989; he formerly served as a member of the Company's Board of Directors from 1977 to 1980. Mr. Jensen is Vice President, Finance of Western Institutional Review Board and also serves on the Board of Directors of Heritage Financial Corporation and Panorama City Corporation. He serves as a Director of Sunset Life and Generations Bank, subsidiaries. He served as President of Sunset Life, a subsidiary of the Company, from 1973 until his retirement in 1999. Mr. Miller is a retired partner of KPMG LLP (formerly Peat, Marwick, Mitchell & Co.) Mr. Miller joined KPMG in 1957 and became an audit partner in 1967 specializing in insurance and agribusiness. He retired in 1990. Mr. Winn is retired as the Kansas Third District Representative to the U.S. Congress. Mr. Finn retired as Senior Vice President of Finance of the Company on January 31, 2002. He formerly served as a member of the Company’s Board of Directors from 1983 to 2002. Mr. Nordholm has served as CEO of TYR Energy and TYR Capital, LLC since 2002. He had previously been Senior Vice President/General Manager Capacity Services for Aquila, Inc. Mr. Braude retired from the Kansas City Board of Trade in 2001 where he had served as its President/CEO since 1983.

(3)	See below with respect to the business experience of executive officers of the Company.

(4)	Member of Executive Committee.

(5)	Member of Audit Committee.

(6)	Member of Compensation Committee.

(7)	Member of Nominating Committee.

(b)	Executive Officers.

Name, Age and	Business Experience
Position	During Past 5 Years

R. Philip Bixby, 52 President, CEO and Chairman of the Board

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

Donald E. Krebs, 48 Senior Vice President, Sales & Marketing

Elected Senior Vice President, Sales & Marketing in April 2004. Served as Vice President, Agency Marketing 2001-2004, and Regional Vice President 1996-2001. Responsible for Individual Sales & Marketing efforts for Kansas City Life. Director and Vice President of Sales & Marketing for Sunset Life. Director and Vice President of Sunset Financial Services.

Tracy W. Knapp, 43 Senior Vice President, Finance

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

Mark A. Milton, 47 Senior Vice President and Actuary

Elected Assistant Actuary in 1984; Assistant Vice President/Associate Actuary in 1987; Vice President/Associate Actuary in 1989; Vice President and Actuary in January 2000; and to present position in January 2001. Responsible for Actuarial Services, State Compliance and Group. Director, Vice President and Actuary of Sunset Life, and Director of Old American, subsidiaries.

David S. Duncan, 51 Vice President, Group

Elected Vice President, Group in 2003. Responsible for group sales and products. Vice President for National Accounts and Underwriting for Great West Life and Annuity Company, 1999-2003. Mr. Duncan’s employment concluded October 28, 2005.

Charles R. Duffy, Jr., 58 Senior Vice President, Operations

Elected Vice President, Computer Information Services in 1989; Vice President, Insurance Administration in 1992; and to present position in 1996. Responsible for the Company's Computer Operations, Customer Services, Claims, Agency Administration, New Business, Medical, Underwriting, Human Resources, Facility Services, Distribution Services, Printing and Office Services. Director of Sunset Life, Sunset Financial and Old American, subsidiaries.

Brent C. Nelson, 54 Vice President and Controller

Elected Vice President and Controller in 2003. Chief Accounting Officer responsible for all corporate accounting reports. From 2000 to 2003 he served as Senior Vice President and Controller of Massachusetts Mutual Life Insurance Company.

William A. Schalekamp, 61 Senior Vice President, General Counsel, and Secretary

Joined the Company in 1971. Was elected Assistant Counsel in 1973; Associate Counsel in 1975; Assistant General Counsel in 1980; Associate General Counsel in 1984; Vice President and Chief Compliance Officer/Associate General Counsel in January 2002, and to his present position in April 2002. Responsible for Legal Department, Office of the Secretary, Stock Transfer Department, and Market Compliance.

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

(j) The Company has a standing Nominating Committee and its Charter can be viewed on the Company’s website at the following address: http://www.kclife.com. Not all of its members are independent directors. It complies with the applicable requirements for directors under the standards promulgated by the Securities and Exchange Commission and the listing standards of the NASD Stock Market, Inc. The committee takes into consideration such criteria as it deems appropriate in evaluating a candidate, including his or her knowledge, expertise, skills, integrity, diversity, judgment, business or other experience, and reputation in the business community. It may (but is not required

to) consider candidates suggested by management, other members of the Board of Directors, or shareholders. Nominations are governed by the Company’s Bylaws and Articles of Incorporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports of ownership and changes in ownership of Common Stock. To the best of Company’s knowledge, in 2005, all required forms were filed on time with the Securities and Exchange Commission, except filings with respect to seven stock purchases totaling 11,260 shares; each by Robert Philip Bixby, Walter E. Bixby and Angeline I. Bixby. Once the information was discovered, Forms 4 were promptly filed.

Item 11. EXECUTIVE COMPENSATION

(a) Compensation

The following table sets forth information concerning cash compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly paid executive officers as of December 31, 2005 for the fiscal years ending December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

				Long Term
	Annual Compensation			Incentive	Other	All
Name and				Compensation	Annual	Other
Principal Position	Year	Salary	Bonus	Payouts	Compensation	Compensation

R. P. Bixby	2005	$610,320	$187,708	$699,965	$57,500	$54,129
President, CEO and Chairman of the Board,	2004	586,860	400	0	7,000	38,108
Kansas City Life; Director and President of Sunset	2003	558,900	26,761	84,543	7,000	37,252
Life, Director of Old American, and Chairman
of the Board of Generations Bank, subsidiaries

C. R. Duffy, Jr.	2005	255,420	60,383	148,566	3,000	25,910
Senior Vice President, Operations, Kansas City	2004	246,780	300	0	3,000	17,722
Life; Director of Sunset Life, Sunset Financial	2003	237,240	7,090	38,493	3,000	16,201
Services and Old American, subsidiaries

M. A. Milton	2005	249,600	52,542	139,731	3,000	24,397
Senior Vice President and Actuary, Kansas City	2004	238,800	400	0	3,000	15,307
Life; Director of Sunset Life and Old American,	2003	223,140	9,290	29,377	3,000	14,303
subsidiaries

T. W. Knapp	2005	246,300	58,028	137,927	7,750	11,762
Senior Vice President, Finance, CFO and Director	2004	235,680	95	0	7,000	7,773
Kansas City Life; Director of Old American, Sunset	2003	220,260	5,739	12,784	7,000	7,209
Life, and Generations Bank, subsidiaries

D. E. Krebs	2005	235,620	55,587	103,946	1,500	25,797
Senior Vice President, Sales and Marketing,	2004	201,775	13,986	0	0	8,746
Kansas City Life; Director of Sunset Life,	2003	168,000	3,320	0	0	7,915
and Sunset Financial Services, subsidiaries

ALL OTHER COMPENSATION INCLUDES THE FOLLOWING:

The Company has a contributory Internal Revenue Code Section 401(k) savings and profit sharing plan. Directors and officers who are full-time employees of the Registrant or its subsidiaries participate in the plan on the same basis as all other employees. Employees may contribute up to 100% of their monthly base salary. Highly compensated employees are limited to contributions of 6%. The Company contributes an amount equal to 50%, 75% or 100% of the employee contributions based on a schedule of years of employment to a maximum of 6% of an employee's compensation in the form of capital stock of the Company. The amount contributed to the plan in 2005 for the accounts of the named individuals are as follows: R. P. Bixby, $12,600; C. R. Duffy, Jr., $12,600; M. A. Milton, $12,600; T. W. Knapp, $9,450; D. E. Krebs, $12,600.

The Company has adopted a non-qualified deferred compensation plan for approximately 60 highly compensated officers and employees. It is similar to the Company's 401(k) plan. Participants contribute amounts to this plan that they cannot contribute to the 401(k) plan up to a total of 25% of their monthly salary and the Company contributes up to a maximum of 6% of their monthly salary. The amount contributed to the plan in 2005 for the accounts of the named individuals are as follows: R. P. Bixby, $24,019; C. R. Duffy, Jr., $2,725; M. A. Milton, $2,496; T. W. Knapp, $1,633; D. E. Krebs, $1,537.

The Company provides yearly renewable term insurance to its employees in the amount of 2½ times their annual salary. Directors and officers who are full time employees participate in the program on the same basis as all other employees. Premiums paid for the named individuals for 2005 are as follows: R. P. Bixby, $3,718; C. R. Duffy, Jr., $2,317; M. A. Milton, $1,033; T. W. Knapp, $679; D. E. Krebs, $970.

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

At the conclusion of the three-year cycle, participants will receive awards based on the increase in the per share price times their number of units. The increase will be determined based upon the change in the volume weighted average price for the month of December 2002 as compared to the volume weighted average price for the month of December 2005. Dividends are accrued and paid at the end of the three-year plan cycle; dividends are only paid to the extent that they are offset against any negative stock price appreciation.

The column All Other Compensation, among other items, includes the aggregate incremental cost to the Company of providing tickets, auto allowances and personal use of Company aircraft. The amounts reported in this column that represent at least 25% of the total amount of other annual compensation for the executive officers are: R.P. Bixby personal use of Company aircraft $9,793 and auto allowance $3,998; C. R. Duffy, Jr. auto allowance $8,268; M. A. Milton auto allowance $8,268; D. E. Krebs auto allowance $7,608, personal use of Company aircraft $3,081.

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

A participant's base salary not to exceed $150,000 (as adjusted for cost of living) commencing January 1, 1994, was used to determine compensation under the plan for benefits from the qualified plan. For the individuals named in the Cash Compensation Table, the years of service covered by the plan for the year ended December 31, 2005, were: R. P. Bixby, 28 years; D. E. Krebs 9 years; C. R. Duffy, Jr., 16 years; M. A. Milton, 24 years; T. W. Knapp, 5 years.

The estimated annual annuity benefit payable starting at normal retirement age (age 65) as accrued through December 31, 2005 under the cash balance plan for each of the named individuals are as follows: R. P. Bixby, $216,071; C. R. Duffy, Jr., $34,888; M. A. Milton, $89,973; T. W. Knapp, $11,098; D. E. Krebs $12,361.

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

(g)     Compensation of Directors

Non-employee Directors are paid $5,000 per quarter, plus a $2,500 attendance fee for Quarterly meetings or a $2,000 attendance fee for special meetings. Non-employee Directors on Committees are paid as shown below:

	Executive	Audit	Compensation	Nominating
Chairperson	-	2,000	1,000	-
Member	1,250	1,000	750	500

Employee directors are paid $1,250 per quarter and a $500 attendance fee for special meetings.

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

(j)     Additional Information with Respect to Compensation Committee

The members of the Compensation Committee: Daryl D. Jensen, William R. Blessing and E. Larry Winn, Jr.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 31, 2005 concerning certain beneficial owners of voting securities of the Company's $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of common stock. Consequently, such shares are shown as being beneficially owned by more than one person.

Name and Address	Percent of Class

Mark A. Milton, Tracy W. Knapp, and Charles R. Duffy, Jr.
Trustees of the Kansas City Life Insurance Company
Savings and Profit Sharing Plan and the Kansas City Life
Employee Stock Plan and the Kansas City Life Agents
Stock Bonus Plan
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(1)

762,451 Shares	6.4

WEB Interest, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(2)(8)

2,358,340 Shares	19.8

Angeline I. Bixby
10453 S. Oakcrest Lane
Olathe, KS 66061

Amount and Nature of Ownership(2)(3)(8)

3,105,563 Shares	26.1

JRB Interests, Ltd.
3520 Broadway
Kansas City, MO 64111-2565

Amount and Nature of Ownership(4)(8)

2,966,312 Shares	24.9

Name and Address	Percent of Class

Lee M. Vogel
4701 NW 59th Court
Kansas City, MO 64151

Amount and Nature of Ownership(4)(5)(8)

2,967,612 Shares	24.9

R. L. Finn
10106 N.W. 74th St.
Kansas City, MO 64152

Amount and Nature of Ownership(6)(8)

2,957,009 Shares	24.8

Webb R. Gilmore
833 W. 53rd St.
Kansas City, MO 64112

Amount and Nature of Ownership(7)(8)

2,957,485 Shares	24.8

Nancy Bixby Hudson
425 Baldwin Creek Rd.
Lander, WY

Amount and Nature of Ownership(4)(8)(9)(10)

3,297,880 Shares	27.7

(1)	Trustees have the power to sell plan assets. Participants may instruct the Trustees how to vote their shares.

(2)

The WEB Interests, Ltd. is a Texas limited partnership (the “WEB Partnership”). Each partner of the WEB Partnership has the power to vote that number of shares of Common Stock owned by the WEB Partnership which equals such partner’s proportionate interest in the WEB Partnership.

(3)

Includes 2,358,340 shares for which Angeline I. Bixby(“Ms. Bixby”) shares the power of disposition as a general partner of the WEB Partnership. Of these shares, Ms. Bixby: (a) as a general partner of the WEB Partnership, in her capacity as a co-trustee of the Walter E. Bixby, Jr. Revocable Trust, shares the power to vote 1,996,766 shares; (b) as the sole trustee of the Angeline I. Bixby GST Trust and the Issue Trust for Angeline I. Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote 120,323 shares; and (c) as an individual general partner of the WEB Partnership, has the sole power to vote 200 shares. Also includes: (a) 393,535 shares for which Ms. Bixby, as a co-trustee (with R. Philip Bixby and Walter E. Bixby) of the Walter E. Bixby Descendants Trust, shares the power to vote and the power of disposition; and (b) 353,688 shares which Ms. Bixby owns directly and has the sole power to vote and the sole power of disposition.

(4)

The JRB Interests, Ltd. is a Texas limited partnership (the “JRB Partnership”). Each partner of the JRB Partnership has the power to vote that number of shares of Common Stock owned by the JRB Partnership which equals such partner’s proportionate interest in the JRB Partnership.

(5)

Includes 2,966,312 shares for which Lee M. Vogel (“Mr. Vogel”), as a general partner of the JRB Partnership, shares the power of disposition. Of these shares, Mr. Vogel: (a) as a general partner of the JRB Partnership, in his individual capacity, has the sole power to vote 239 shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, shares the power to vote 1,003,690 shares. Also includes 1,300 shares for which Mr. Vogel, as a joint tenant with right of survivorship with MM Bixby, shares the power to vote and the power of disposition; Mr. Vogel disclaims pecuniary interest in 1,954,630 shares owned by the partnership.

(6)

Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,953,295 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 1,003,690 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition, that are not in the voting agreement.

(7)

Richard L. Finn and Webb R. Gilmore share the power to vote (a) 1,953,295 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; (b) 1,003,690 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition, that are not in the voting agreement.

(8)

As reported on a Schedule D filed by the Bixby Family Group with the Securities and Exchange Commission on November 2, 2004, the sole voting for all shares described herein is held by Mr. Lee M. Vogel pursuant to a voting agreement dated October 31, 2004.

(9)

Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the “JRB Partnership”), shares with the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 239 of these shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trust are limited partners of the JRB Partnership, shares the power to vote 1,953,295 of these shares. Ms. Hudson disclaims pecuniary interest in 1,010,770 shares owned by the partnership.

(10)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.

(b) Security Ownership of Management

The following table sets forth information as of December 31, 2005 concerning officers and directors who own an interest in the Company's $1.25 par value capital stock (“common stock”). The common stock is the Company’s only class of voting securities. As described in the notes to the table set forth below, certain named persons share the power of voting and disposition with respect to certain shares of Common Stock. Consequently, such shares are shown as being beneficially owned by more than one person.

The following Nominees for Directors were elected at the Shareholders Meeting on April 22, 2004 for a three-year term.

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

Richard L. Finn	Retired	-	2,957,009(11)(12)	24.8
10106 N.W. 74th St.
Kansas City, MO 64152

Bradford T. Nordholm	CEO TYR Energy and	2004	250	*
11300 Brookwood Ave.	TYR Capital LLC
Leawood, KS 66211

William R. Blessing	Senior Vice President	2001	100	*
11708 Manor	Sprint,
Overland Park, KS	Kansas City, MO

Cecil R. Miller	Retired	2001	100	*
12215 Ash
Overland Park, KS

The following Directors were elected April 21, 2005 for a three-year term:

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

Walter E. Bixby	President, Old American	1996	10,234(1)(12)	26.1
3520 Broadway	Insurance Company, Vice		2,358,340(2)(3)(12)
Kansas City, MO	Chairman of the Board of		370,176(4)(12)
	the Company, Kansas City, MO		393,535(5)(12)

Webb R. Gilmore	Chairman, CEO	1990	2,957,485(10)(12)	24.8
833 W. 53rd St.	and Shareholder,
Kansas City, MO	Gilmore & Bell,
Kansas City, MO

Nancy Bixby Hudson	Investor	1996	2,966,312(6)(12)	27.7
425 Baldwin Creek Rd.			331,566(7)(12)
Lander, WY

Daryl D. Jensen	Vice President, Finance,	1978	939	*
2143 Old Port Dr.	Western Institutional
Olympia, WA	Review Board
Olympia, WA

William A. Schalekamp	Senior Vice President,	2002	6	*
3520 Broadway	General Counsel		13,502(1)
Kansas City, MO	and Secretary

The following are currently Directors whose terms expire April 20, 2006 and are nominees of management for election to three-year terms at the annual meeting to be held April 20, 2006.

		Served	Shares of
		as a	Record and
Name and	Principal	Director	Beneficially	Percent
Address	Occupation	Since	Owned	of Class

R. Philip Bixby	President, CEO	1985	2,358,340(2)(8)(12)	26.1
3520 Broadway	and Chairman of		20,801(1)(12)
Kansas City, MO	the Board		393,535(5)(12)
349,530(9)(12)

Warren J. Hunzicker, M.D.	Director	1989	300	*
4126 W. 94th Terr, Apt. 210
Prairie Village, KS

E. Larry Winn, Jr.	Retired Representative,	1985	332	*
8420 Roe Ave.	U.S. Congress
Prairie Village, KS

Tracy W. Knapp	Senior Vice President,	2002	747(1)	*
3520 Broadway	Finance
Kansas City, MO

Michael Braude	Retired	-	0(13)	*

All Directors, executive officers and their spouses
(also includes all shares held by trustees of Company
benefit plans and shares held by the Bixby Family and
related Partnerships and Trusts)	7,915,566	66.4

*Less than 1%.

(1)	Approximate beneficial interest in shares held by the Trustees of Kansas City Life Insurance Company employee benefit plans. Participants have the power to vote the shares held in their account.

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

(3)

Includes (a) 200 shares for which Walter E. Bixby, as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 120,325 shares for which Walter E. Bixby, as the sole trustee of the Walter E. Bixby, III GST Trust and the Issue Trust for Walter E. Bixby, III, which trusts are limited partners of the WEB Partnership, has the power to vote.

(4)

Includes (a) 348,380 shares which Walter E. Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 21,796 shares for which Walter E. Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(5)

These shares are held in the Walter E. Bixby Descendants Trust. R. Philip Bixby, Walter E. Bixby and Ms. Bixby are the co-trustees of this trust and share the power to vote and the power to dispose of these shares. The terms of the trust restrict the transfer of these shares.

(6)

Ms. Hudson, as a general partner of JRB Interests, Ltd., a Texas limited partnership (the “JRB Partnership”), shares with the other general partners of the JRB Partnership, the power of disposition of these shares, which are owned by the JRB Partnership. Ms. Hudson (a) as a general partner of the JRB Partnership, has sole power to vote 239 of these shares; and (b) as a co-trustee (with Richard L. Finn and Webb R. Gilmore) of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership, shares the power to vote 1,953,295 of these shares. Ms. Hudson disclaims pecuniary interest in 1,010,770 shares owned by the partnership.

(7)	Ms. Hudson, as sole trustee of the Nancy Bixby Hudson Trust dated December 11, 1997, has the sole power to vote and the sole power to dispose of these shares.

(8)

Includes (a) 200 shares for which R. Philip Bixby as an individual general partner of the WEB Partnership, has the sole power to vote; and (b) 120,325 shares for which R. Philip Bixby, as sole trustee of the R. Philip Bixby GST Trust and the Issue Trust for R. Philip Bixby, which trusts are limited partners of the WEB Partnership, has the power to vote.

(9)

Includes: (a) 337,114 shares which R. Philip Bixby owns directly and has the sole power to vote and the sole power of disposition; and (b) 12,416 shares for which R. Philip Bixby, as custodian for certain of his minor nieces and nephews, has the sole power to vote and the sole power of disposition.

(10)

Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,953,295 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 1,003,690 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 500 shares which Mr. Gilmore owns directly and has the sole power to vote and the sole power of disposition.

(11)

Webb R. Gilmore and Richard L. Finn share the power to vote (a) 1,953,295 shares with Nancy Hudson, as co-trustees of the Nancy Bixby Hudson GST Trust and the Issue Trust for Nancy Bixby Hudson, which trusts are limited partners of the JRB Partnership; and (b) 1,003,690 shares with Lee M. Vogel, as co-trustees of the Issue Trust for Lee M. Vogel, a limited partner of the JRB Partnership, and (c) also includes 24 shares which Mr. Finn owns directly and has the sole power to vote and the sole power of disposition.

(12)

As reported on a Schedule D filed by the Bixby Family Group with the Securities and Exchange Commission on November 2, 2004, the sole voting for all shares described herein is held by Mr. Lee M. Vogel pursuant to a voting agreement dated October 31, 2004.

(13)	Michael Braude is nominated for election for an initial term of three years.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Company has engaged KPMG LLP as its independent registered public accounting firm. The Audit Committee regularly reviews and determines whether any non-audit services provided by KPMG LLP potentially affects their independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit services and permissible non-audit services provided by KPMG LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. Specific members of management are authorized to approve audit services of up to $10,000 with ratification by the Audit Committee at the next scheduled meeting of the Audit Committee. Also, the Audit Committee may pre-approve additional services or specific engagements on a case-by-case basis.

The following table sets forth the aggregate fees in thousands billed by KPMG LLP with respect to audit and non-audit services for the Company for the years ended December 31, 2005 and 2004:

	2005	2004
Audit Fees (1)	$985	$1,018
Audit-Related Fees (2)	-	130
	$985	$1,148

(1)

Includes fees for professional services rendered for the integrated audit of the Company’s consolidated financial statements and effectiveness of the Company's internal control over financial reporting, the review of the Company’s annual report on Form 10-K for the years 2005 and 2004, and for the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the first three quarters of 2005 and 2004.

(2)	Includes fees for professional services rendered for accounting consultation in connection with the GuideOne acquisition, and discussions regarding Section 404 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)...............	30

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
10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]

10(b)

Twenty-eighth Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [The Amended and Restated Kansas City Life Insurance Company Savings and Profit Sharing Plan filed as Exhibit 10(b) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(c)

Fourteenth Amendment, Kansas City Life Employee Stock Plan. [The Amended and Restated Kansas City Life Insurance Company Stock Plan filed as Exhibit 10(c) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(d)	Second Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the
Company’s 10-K Report for 1999 and incorporated herein by reference]

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 906 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(a) to the Company’s 10-K Report for 2004 and incorporated herein by reference]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ Brent C. Nelson
Brent C. Nelson
Vice President and Controller
(Principal Accounting Officer)

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 27, 2006
(Principal Executive Officer)
Date: February 27, 2006	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director; Senior Vice President,
Walter E. Bixby	General Counsel and Secretary
Director and Vice Chairman	Date: February 27, 2006
of the Board
Date: February 27, 2006	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/E. Larry Winn, Jr.	Director
E. Larry Winn, Jr.	Date: February 27, 2006
Director
Date: February 27, 2006	By: /s/Webb R. Gilmore
Webb R. Gilmore
By: /s/ Warren J. Hunzicker, M.D.	Director
Warren J. Hunzicker, M.D.	Date: February 27, 2006
Director
Date: February 27, 2006

Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2005
(amounts in thousands)

			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$66,386	$65,785	$65,785
Mortgage-backed securities	660,320	655,856	655,856
Public utilities	170,448	181,492	181,492
Corporate	1,776,289	1,806,870	1,806,870
All other bonds	157,428	155,419	155,419
Redeemable preferred stocks	55	54	54
Total	2,830,926	$2,865,476	2,865,476

Equity securities, available for sale:
Common stocks	32,084	32,194	32,194
Perpetual preferred stocks	20,059	20,581	20,581
Total	52,143	$52,775	52,775

Mortgage loans	458,668		458,668
Real estate	81,870		81,870
Policy loans	101,088		101,088
Short-term investments	46,383		46,383
Other investments	2,179		2,179
Total investments	$3,573,257		$3,608,439

Schedule II
KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2005	2004
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,239,430	$2,291,095
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	211,532	217,099
Other	44,127	51,752
Mortgage loans	364,031	331,676
Real estate	76,882	86,136
Policy loans	79,929	86,514
Short-term investments	36,298	56,514
Total investments	3,052,229	3,120,786

Cash	10,508	3,551
Accrued investment income	31,244	31,068
Deferred acquisition costs	112,323	111,365
Value of business acquired	74,036	78,664
Reinsurance receivables	83,664	74,018
Property and equipment	28,931	30,283
Other assets	13,335	20,187
Separate account assets	367,860	353,983
Total assets	$3,774,130	$3,823,905

LIABILITIES

Future policy benefits	$569,659	$569,887
Policyholder account balances	1,903,349	1,910,669
Policy and contract claims	26,386	24,676
Other policyholder funds	82,229	85,036
Notes payable	18,068	48,855
Income taxes	16,619	30,288
Other liabilities	109,741	107,615
Separate account liabilities	367,860	353,983
Total liabilities	3,093,911	3,131,009

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,063	24,279
Retained earnings	763,121	748,003
Accumulated other comprehensive income	(14,720)	11,727
Less treasury stock, at cost (2005 - 6,578,046 shares;
2004 - 6,550,287 shares)	(116,366)	(114,234)
Total stockholders' equity	680,219	692,896
Total liabilities and stockholders' equity	$3,774,130	$3,823,905

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended December 31
	2005	2004	2003
REVENUES
Insurance revenues:
Premiums	$103,486	$109,515	$128,879
Contract charges	92,530	92,889	86,956
Reinsurance ceded	(36,178)	(34,394)	(28,171)
Total insurance revenues	159,838	168,010	187,664
Investment revenues:
Net investment income	151,579	154,679	149,413
Realized investment gains (losses)	6,374	45,649	(18,816)
Other revenues	6,207	4,787	6,358
Total revenues	323,998	373,125	324,619

BENEFITS AND EXPENSES
Policyholder benefits	126,867	135,608	153,297
Interest credited to policyholder account balances	75,821	79,398	75,113
Amortization of deferred acquisition costs
and value of business acquired	23,648	23,673	21,320
Operating expenses	67,212	72,686	74,171
Total benefits and expenses	293,548	311,365	323,901

Income before income tax expense (benefit) and equity
in undistributed net income of subsidiaries	30,450	61,760	718

Income tax expense (benefit)	7,711	18,101	(6,233)

Income before equity in undistributed net
income of subsidiaries	22,739	43,659	6,951
Equity in undistributed net income of subsidiaries	13,445	14,028	7,842

NET INCOME	$36,184	$57,687	$14,793

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule II
(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$36,184	$57,687	$14,793
Equity in undistributed net income of subsidiaries	(13,445)	(14,028)	(7,842)
Adjustments to reconcile net income to
net cash from operating activities:
Amortization of investment premium (discount)	8,999	11,525	4,260
Depreciation	4,231	5,089	12,824
Acquisition costs capitalized	(16,651)	(15,103)	(16,314)
Amortization of deferred acquisition costs	19,547	19,175	17,372
Amortization of value of business acquired	4,101	4,498	3,948
Realized investment (gains) losses	(6,374)	(45,649)	18,816
Changes in assets and liabilities:
Future policy benefits	(228)	2,244	11,812
Policyholder account balances	(10,664)	1,510	63,478
Income taxes payable and deferred	571	15,152	(13,858)
Other, net	7,091	(7,977)	(18,315)
Net cash provided	33,362	34,123	90,974

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(453,581)	(542,565)	(915,726)
Equity securities	(4,813)	(10,556)	(2,251)
Mortgage loans	(92,458)	(52,033)	(74,713)
Real estate	(17,725)	(8,239)	(40,797)
Other investment assets	(4,129)	(8,020)	-
Sale of investments:
Fixed maturity securities	138,640	119,678	131,015
Equity securities	3,746	4,206	11,151
Real estate	32,873	68,890	19,330
Other investment assets	26,800	5,742	47,917
Maturities and principal paydowns of investments:
Fixed maturity securities	306,515	317,410	512,147
Equity securities	8,027	2,500	7,850
Mortgage loans	60,993	59,387	76,550
Net additions to property and equipment	(1,291)	(1,925)	(1,247)
Insurance business acquired	-	-	(52,264)
Net cash provided (used)	3,597	(45,525)	(281,038)
FINANCING ACTIVITIES
Proceeds from borrowings	32,264	11,314	19,055
Repayment of borrowings	(63,051)	(54,505)	(218)
Deposits on policyholder account balances	211,100	234,557	291,098
Withdrawals from policyholder account balances	(212,969)	(182,018)	(162,449)
Net transfers to separate accounts	5,213	(12,009)	(9,427)
Change in other deposits	(3,284)	(2,741)	(3,732)
Cash dividends to stockholders	(12,876)	(12,988)	(12,840)
Dividends from subsidiaries	14,950	12,525	77,275
Net disposition (acquisition) of treasury stock	(1,349)	946	(2,867)
Net cash provided (used)	(30,002)	(4,919)	195,895

Increase (decrease) in cash	6,957	(16,321)	5,831
Cash at beginning of year	3,551	19,872	14,041

Cash at end of year	$10,508	$3,551	$19,872

The above condensed financial statement should be read in conjunction with the consolidated financial statements and notes thereto of Kansas City Life Insurance Company.

Schedule III

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(amounts in thousands)

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2005:
Individual	$153,997	$2,920,535	$422	$89,900
Group	-	6,493	295	-
Old American	72,966	248,029	236	2,344
Total	$226,963	$3,175,057	$953	$92,244

December 31, 2004:
Individual	$155,849	$2,936,797	$408	$93,160
Group	-	4,803	190	-
Old American	73,863	252,137	272	2,823
Total	$229,712	$3,193,737	$870	$95,983

	Policyholder
	benefits and
	interest
	credited to
	policyholder	Operating
Segment	account balances	expenses*
Year Ended December 31, 2005:			* Allocations of
Individual	$197,930	$56,638	operating
Group	25,951	19,220	expenses are
Old American	44,449	13,830	based on a number
Total	$268,330	$89,688	of assumptions
			and estimates,
Year Ended December 31, 2004:			and the results
Individual	$209,553	$61,269	would change if
Group	27,958	19,710	different methods
Old American	44,141	14,682	were applied.
Total	$281,652	$95,661

Year Ended December 31, 2003:
Individual	$215,975	$62,025
Group	35,727	22,644
Old American	48,490	12,998
Total	$300,192	$97,667

All other information required by this Schedule is shown in the accompanying Segment Information Note to the Consolidated Financial Statements.

Schedule IV
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Year Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2005	2004	2003	2005	2004	2003
	(in thousands)
Direct
Individual	$51,853	$53,848	$69,128	$1,871	$2,572	$3,894
Group	11,342	12,449	11,053	39,577	41,130	46,374
Old American	68,370	70,452	72,226	2,737	3,119	3,607
Total	131,565	136,749	152,407	44,185	46,821	53,875

Ceded
Individual	(39,308)	(36,730)	(32,731)	(1,276)	(1,463)	(2,853)
Group	(2,686)	(3,145)	(2,127)	(7,227)	(7,407)	(4,521)
Old American	(3,307)	(3,734)	(4,290)	(1,793)	(2,011)	(2,308)
Total	(45,301)	(43,609)	(39,148)	(10,296)	(10,881)	(9,682)

Assumed
Individual	4,079	4,327	4,951	-	-	-
Group	62	528	78	-	456	157
Old American	-	-	-	-	-	-
Total	4,141	4,855	5,029	-	456	157
Net	$90,405	$97,995	$118,288	$33,889	$36,396	$44,350

% of Assumed to Net	5	5	4	-	1	-

	Life Insurance In Force
	2005	2004	2003
	(in millions)
Direct
Individual	$24,893	$24,684	$24,538
Group	3,130	3,178	3,401
Old American	920	953	975
Total	28,943	28,815	28,914

Ceded
Individual	(12,909)	(12,326)	(11,644)
Group	(382)	(364)	(317)
Old American	(63)	(70)	(78)
Total	(13,354)	(12,760)	(12,039)

Assumed
Individual	2,006	2,165	3,302
Group	-	-	-
Old American	-	-	-
Total	2,006	2,165	3,302
Net	$17,595	$18,220	$20,177

% of Assumed to Net	11	12	16

All other information required by this Schedule is shown in the accompanying Reinsurance Note to the Consolidated Financial Statements.

Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Year Ended December 31
	2005	2004	2003
Real estate valuation account
Beginning of year	$-	$-	$-
Deductions	-	-	-
End of year	$-	$-	$-

Mortgage loan valuation account
Beginning of year	$4,368	$4,801	$4,746
Additions	-	-	55
Deductions	(890)	(433)	-
End of year	$3,478	$4,368	$4,801

Allowance for uncollectible accounts
Beginning of year	$2,978	$2,982	$3,077
Additions	49	34	87
Deductions	(52)	(38)	(182)
End of year	$2,975	$2,978	$2,982