Form 10-Q
period 2006-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2006-05-05
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended March 31, 2006 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from	to

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding April 14, 2006
Common Stock, $1.25 par value	11,890,851 shares

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

Part I. Financial Information...........................................................................................................................................	3

Item 1. Financial Statements (Unaudited)....................................................................................................................	3

Consolidated Balance Sheets..........................................................................................................................	3

Consolidated Statements of Income...............................................................................................................	4

Consolidated Statements of Cash Flows.......................................................................................................	5

Notes to Consolidated Financial Statements................................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations................	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................................................	21

Item 4. Controls and Procedures....................................................................................................................................	21

Part II. Other Information................................................................................................................................................	22

Item 1. Legal Proceedings...............................................................................................................................................	22

Item 4. Submission of Matters to a Vote of Security Holders...................................................................................	22

Item 5. Other Information................................................................................................................................................	23

Item 6. Exhibits................................................................................................................................................................	25

Signatures.........................................................................................................................................................................	26

Part I Financial Information

Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31	December 31
	2006	2005
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,769,411	$2,865,476
Equity securities available for sale, at fair value	53,800	52,775
Mortgage loans	471,265	458,668
Real estate	123,365	81,870
Policy loans	99,602	101,088
Short-term investments	13,122	46,383
Other investments	1,690	2,179
Total investments	3,532,255	3,608,439

Cash	8,255	10,985
Accrued investment income	42,567	40,002
Deferred acquisition costs	225,800	226,963
Value of business acquired	88,734	89,505
Reinsurance receivables	164,079	162,700
Property and equipment	29,326	29,954
Other assets	26,594	21,964
Separate account assets	382,124	367,860
Total assets	$4,499,734	$4,558,372

LIABILITIES
Future policy benefits	$858,249	$860,284
Policyholder account balances	2,250,829	2,278,418
Policy and contract claims	37,625	36,142
Other policyholder funds	92,060	93,197
Notes payable	25,368	27,282
Income taxes	23,727	40,155
Other liabilities	175,622	174,815
Separate account liabilities	382,124	367,860
Total liabilities	3,845,604	3,878,153

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,214	25,063
Retained earnings	760,782	756,807
Accumulated other comprehensive loss	(37,063)	(8,406)
Less treasury stock, at cost (2006 - 6,605,829 shares;
2005 - 6,578,046 shares)	(117,924)	(116,366)
Total stockholders' equity	654,130	680,219

Total liabilities and stockholders' equity	$4,499,734	$4,558,372

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended March 31
	2006	2005
REVENUES
Insurance revenues:
Premiums	$43,764	$46,425
Contract charges	29,333	28,762
Reinsurance ceded	(13,145)	(13,609)
Total insurance revenues	59,952	61,578
Investment revenues:
Net investment income	48,913	48,790
Realized investment gains (losses)	(265)	1,335
Other revenues	2,528	2,567
Total revenues	111,128	114,270

BENEFITS AND EXPENSES
Policyholder benefits	44,416	45,724
Interest credited to policyholder account balances	21,626	23,210
Amortization of deferred acquisition costs
and value of business acquired	11,449	11,334
Operating expenses	23,688	23,109
Total benefits and expenses	101,179	103,377

Income before income tax expense	9,949	10,893

Income tax expense	2,760	2,933

NET INCOME	$7,189	$7,960

Basic and diluted earnings per share:
Net income	$0.60	$0.67

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Quarter ended March 31
	2006	2005
OPERATING ACTIVITIES
Net cash provided (used)	$(1,021)	$9,386

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(76,011)	(164,111)
Equity securities	(1,749)	(690)
Mortgage loans	(20,545)	(37,467)
Real estate	(42,858)	(1,932)
Sales of investments:
Fixed maturity securities	36,797	38,656
Equity securities	161	701
Real estate	959	4,663
Other investment assets	35,236	50,612
Maturities and principal paydowns of investments:
Fixed maturity securities	78,900	93,413
Equity securities	202	3,277
Mortgage loans	7,849	23,144
Net additions to property and equipment	(113)	(292)
Net cash provided	18,828	9,974

FINANCING ACTIVITIES
Proceeds from borrowings	12,681	22,263
Repayment of borrowings	(14,595)	(42,204)
Deposits on policyholder account balances	52,147	63,815
Withdrawals from policyholder account balances	(67,785)	(55,667)
Net transfers from (to) separate accounts	5,687	(1,362)
Change in other deposits	(4,052)	1,805
Cash dividends to stockholders	(3,213)	(3,221)
Net acquisition of treasury stock	(1,407)	(1,197)
Net cash used	(20,537)	(15,768)

Increase (decrease) in cash	(2,730)	3,592
Cash at beginning of year	10,985	4,147

Cash at end of period	$8,255	$7,739

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share data)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these unaudited financial statements and Management’s Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American).

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2006 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior period results to conform with the current period’s presentation.

The preparation of the unaudited consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates.

Business Changes

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation, with an expected gain on the sale of approximately $1.9 million. This transaction is subject to regulatory approval by the Office of Thrift Supervision and is expected to close by the end of 2006. The bank subsidiary and the results of its operations are not material to the unaudited financial statements of the Company and are not disclosed separately.

Significant Accounting Policies

A complete summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (“FAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of share-based compensation issued to employees. FAS 123R was adopted January 1, 2006, with no material impact to the unaudited consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“FAS 154”). The Statement replaces APB Opinion No. 20 and FAS 3. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. FAS 154 is effective January 1, 2006. Currently, the Company is not aware of any circumstances that require the application of FAS 154, and there is no anticipated impact on the unaudited consolidated financial statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the unaudited consolidated financial statements.

All other Standards and Interpretations of those Standards issued during the first quarter of 2006 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, policyholder account balances, and the change in the additional minimum pension liability. Other comprehensive income (loss) also includes deferred income taxes on these items.

For the first quarter of 2006, comprehensive loss was $21.5 million, which consisted of net income of $7.2 million and other comprehensive loss of $28.7 million. For the first quarter of 2005, comprehensive loss was $14.5 million, which consisted of net income of $8.0 million and other comprehensive loss of $22.5 million.

4. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,908,863 and 11,928,929 for the first quarter of 2006 and 2005, respectively.

5. INCOME TAXES

The first quarter income tax expense was $2.8 million or 28% of income before tax for 2006, versus $2.9 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the first quarter was a benefit of approximately 6% of income before tax in 2006 and 7% in 2005.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

6. SEGMENT INFORMATION

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

Inter-segment revenues are not material. The Company operates in the United States and no individual customer accounts for 10% or more of the Company's revenue.

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old
		Insurance	Insurance	American	Total
Insurance revenues:
First quarter:	2006	$33,243	$10,475	$16,234	$59,952
	2005	34,994	9,904	16,680	61,578

Net investment income:
First quarter:	2006	$45,464	$71	$3,378	$48,913
	2005	45,535	65	3,190	48,790

Net income (loss):
First quarter:	2006	$6,978	$(446)	$657	$7,189
	2005	8,377	(748)	331	7,960

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

7.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

		Pension Benefits		Other Benefits
		Quarter ended		Quarter ended
		March 31		March 31
		2006	2005	2006	2005

Service cost		$589	$554	$220	$193
Interest cost		1,927	1,821	355	375
Expected return on plan assets		(2,116)	(1,856)	(14)	(17)
Amortization of:
	Unrecognized actuarial loss	717	718	59	23
	Unrecognized prior service cost	(170)	(162)	(95)	-
Net periodic benefits cost		$947	$1,075	$525	$574

8.	SHARE-BASED PAYMENT

The Company has a long-term incentive plan for senior management that awards participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The awards are calculated over three-year intervals on a calendar year basis. At the conclusion of each three-year interval, participants will receive awards based on the increase in the share price times the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement. In the first quarter of 2006 the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. No payments were made in the first quarter of 2005. At each reporting period an estimate of the share-based compensation expense is accrued utilizing fair value at the period ended share price. The cost of compensation that has been charged as an operating expense was $190 and $378, for the first quarters of 2006 and 2005, respectively. The tax benefit recognized in the income statement for share-based compensation was $67 and $132, for the first quarters of 2006 and 2005, respectively.

9.	COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2006, the Company had purchase commitments to fund mortgage loans and other investments of $7.7 million and no sales commitments. Subsequent to March 31, 2006, the Company entered into commitments to fund additional mortgage loans of $2.1 million, a purchase of real estate investments for $0.2 million, and a real estate sale contract for $0.5 million.

10. CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which are grossly disproportionate to actual damages.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would have no material effect on the Company’s business, results of operations or financial position.

11.	GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, asset sale agreements and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on the Company’s business, financial position or results of operations.

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

Consolidated Results of Operations

The Company’s net income decreased $0.8 million or 10% in the first quarter of 2006, versus the same quarter in the prior year, to a total of $7.2 million. Net income per share decreased to $0.60 per share versus $0.67 per share in last year's first quarter.

The decline in the first quarter results was largely due to a small realized investment loss versus realized investment gains in the prior year. In addition, insurance revenues declined but the reduction was more than offset by declines in policyholder benefits and interest credited to policyholder account balances. The decline in insurance revenues was primarily the result of a decline in immediate annuity premiums. Contract charges increased 2%, primarily reflecting an increase in surrender charges. Net investment income increased slightly.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income (Unaudited), while deposits are shown in the Consolidated Statements of Cash Flows (Unaudited). The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows (Unaudited) and provides detail by new and renewal deposits. New deposits are also detailed by product.

Total premiums declined 6% in the first quarter, as life and annuity premiums declined 9% and accident and health premiums increased 3%. New individual life premiums increased 13%, while new immediate annuity premiums declined 62%. Immediate annuity sales declined as a result of the Company’s continued focus toward agencies that deliver a more balanced mix of life and annuity sales. New group accident and health premiums increased 15%, while group life premium decreased 37%. The variability in group product sales has largely been the result of changes in third-party marketing arrangements and the short-term nature of many group contracts.

Renewal premiums declined 1% for the quarter, including a 1% decrease in individual life renewal premiums and a 2% increase in group accident and health renewal premiums.

	Quarter ended March 31
	2006	%	2005	%
New premiums:
Individual life insurance	$3,251	13	$2,882	6
Immediate annuities	1,702	(62)	4,538	58
Group life insurance	237	(37)	376	(10)
Group accident and health insurance	2,829	15	2,461	(36)
Total new premiums	8,019	(22)	10,257	(2)
Renewal premiums	35,745	(1)	36,168	(1)
Total premiums	$43,764	(6)	$46,425	(1)

Total new deposits declined 35%, due primarily to the 49% decline in new fixed deferred annuity deposits and the 31% decline in new variable annuity deposits. The Company has continued to focus its distribution efforts on agencies that write a balanced mix of life and annuity products, which has resulted in a lower volume of annuity deposit sales and a higher volume of universal and variable life deposit sales. New universal life deposits increased 10% and new variable universal life deposits increased 17%. Renewal deposits declined 9% in the first quarter, largely due to declines in renewal deposits from fixed deferred and variable annuities.

	Quarter ended March 31
	2006	%	2005	%
New deposits:
Universal life insurance	$2,410	10	$2,182	(3)
Variable universal life insurance	743	17	633	-
Fixed deferred annuities	6,229	(49)	12,146	(37)
Variable annuities	4,980	(31)	7,189	-
Total new deposits	14,362	(35)	22,150	(25)
Renewal deposits	37,785	(9)	41,665	7
Total deposits	$52,147	(18)	$63,815	(7)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Total insurance revenues decreased 3% as premiums decreased 6% in the first quarter of 2006. Total individual life premiums were flat compared with a year ago. However, new individual life premiums increased 13% in the first quarter, reflecting a significant improvement in traditional life sales, partially offsetting a reduction in renewal life premiums. Total immediate annuity premiums declined $2.9 million or 63% for the quarter, reflecting the Company’s continued focus on individual life products and distribution efforts toward agencies that deliver a more balanced mix of life and annuity sales. Total accident and health premiums increased 3% in the first quarter, reflecting increased premiums primarily from the group dental product line.

Contract charges increased 2% for the first quarter, primarily due to surrender charges resulting from a higher level of surrenders and withdrawals. The increase in policy surrenders and withdrawals is consistent with the combination of increasingly higher yields available in the fixed income market and favorable recent performance in the equity markets. Reinsurance ceded decreased 3% in the first quarter, largely due to a decline in ceded premiums for group accident and health products and a reduction in ceded premiums in the Old American Insurance Company business segment.

Investment Revenues

Net investment income was materially unchanged in the year-over-year first quarter comparison. While interest rates increased over the prior year quarter, the impact was offset by a lower level of investment assets.

The Company recorded a realized investment loss of $0.3 million in the first quarter of 2006 compared with a $1.3 million realized investment gain a year ago. The following table provides detail concerning realized investment gains and losses for the first quarters of 2006 and 2005.

	Quarter ended
	March 31
Realized Investment Gains and Losses	2006	2005
Gross gains resulting from:
Sales of investment securities	$497	$894
Investment securities called	19	804
Sales of real estate	13	10
Other investment gains	-	525
Total gross gains	529	2,233
Gross losses resulting from:
Sales of investment securities	(694)	(818)
Investment securities called	(27)	(49)
Other investment losses	(100)	-
Total gross losses	(821)	(867)
Amortization of DAC and VOBA	27	(31)
Realized investment gains (losses)	$(265)	$1,335

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the first quarter of 2006 and 2005.

As of March 31, 2006, the Company had investments with unrealized losses of $66.9 million on investments with a fair value of $1.8 billion. As of December 31, 2005, the Company had investments with unrealized losses of $41.9 million on investments with a fair value of $1.5 billion.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 3% or $1.3 million in the first quarter. Death benefits, surrenders and other benefits increased during the quarter, but were partially offset by a decrease in reserves. The change in reserves was also lower because of lower immediate annuity premiums.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased 7% or $1.6 million in the first quarter, due to lower policyholder account balances and lower crediting rates.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $9.7 million for the first quarter of 2006, compared with $9.6 million for 2005. The amortization of VOBA was $1.7 million in the first quarter of both 2006 and 2005, reflecting the normal amortization pattern.

Operating Expenses

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased 3% in the first quarter of 2006 or $0.6 million. Commissions and production allowances decreased $0.5 million for the first quarter. These changes were partially offset by decreases in the capitalization of these costs and an increase in insurance operating expenses of $0.7 million.

Income Taxes

The first quarter income tax expense was $2.8 million or 28% of income before tax for 2006, versus $2.9 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the first quarter was a benefit of approximately 6% of income before tax in 2006 and 7% in 2005.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, group disability, stop loss and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. Refer to Note 6 - Segment Information in the Notes to the Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters of 2006 and 2005 (in thousands):

	Quarter ended
	March 31
	2006	2005
Insurance revenues:
Premiums	$13,507	$15,837
Contract charges	29,333	28,762
Reinsurance ceded	(9,597)	(9,605)
Total insurance revenues	33,243	34,994
Investment revenues:
Net investment income	45,464	45,535
Realized investment gains (losses)	(337)	1,188
Other revenues	2,427	2,326
Total revenues	80,797	84,043

Policyholder benefits	26,120	26,392
Interest credited to policyholder account balances	21,626	23,210
Amortization of deferred acquisition costs
and value of business acquired	7,948	7,591
Operating expenses	15,457	15,224
Total benefits and expenses	71,151	72,417

Income before income tax expense	9,646	11,626

Income tax expense	2,668	3,249

Net income	$6,978	$8,377

Premium information is provided in the table below.

	Quarter ended March 31
	2006	%	2005	%
New premiums:
Individual life insurance	$1,632	18	$1,379	18
Immediate annuities	1,702	(62)	4,538	58
Total new premiums	3,334	(44)	5,917	26
Renewal premiums	10,173	3	9,920	(6)
Total premiums	$13,507	(15)	$15,837	4

Deposit information is provided in the table below.

	Quarter ended March 31
	2006	%	2005	%
New deposits:
Universal life insurance	$2,410	10	$2,182	(3)
Variable universal life insurance	743	17	633	-
Fixed deferred annuities	6,229	(49)	12,146	(37)
Variable annuities	4,980	(31)	7,189	-
Total new deposits	14,362	(35)	22,150	(25)
Renewal deposits	37,785	(9)	41,665	7
Total deposits	$52,147	(18)	$63,815	(7)

Net income for this segment in the first quarter was $7.0 million, down $1.4 million from 2005. The decrease in the first quarter was largely the result of a $1.8 million decrease in insurance revenues and a $1.5 million decrease in realized investment gains and losses. Partially offsetting these declines was a $1.6 million decrease in interest credited to policyholder account balances. Insurance revenues declined primarily due to the $2.8 million decline in new immediate annuity premiums. This decline was due to the Company’s focus on agencies that deliver a more balanced mix of life and annuity sales. However, premiums on individual life insurance products increased 18%. Policyholder benefits and interest credited to policyholder account balances declined in the quarter, partially offsetting the decrease in insurance revenues.

Insurance revenues for this segment decreased 5% in the first quarter compared with last year. Total premiums declined 15% in the first quarter, primarily due to the decline in immediate annuity premiums. Contract charges increased 2% in the first quarter while total reinsurance ceded was essentially flat for the quarter.

In first quarter 2006, new individual life premiums increased 18%, while new immediate annuity premiums declined 62%. This activity reflects the increased focus on the core individual life products. Total new deposits decreased 35% for the first quarter, primarily reflecting a 49% decline in new fixed deferred annuity receipts and a 31% decline in new variable annuity receipts. However, new universal life deposits increased 10% and new variable universal life deposits increased 17% in the first quarter.

Net investment income decreased slightly in the first quarter. While interest rates increased over the prior year quarter, the impact was offset by a lower level of investment assets. This segment experienced a realized investment loss of $0.3 million for the quarter versus a realized gain of $1.2 million for the same period a year ago.

Policyholder benefits decreased 1% in the first quarter compared with a year ago. Death benefits, surrenders and other benefits increased during the quarter, but were partially offset by a decrease in reserves. The change in reserves was also lower because of lower immediate annuity premiums.

Interest credited to policyholder account balances decreased $1.6 million or 7% in the first quarter compared with a year ago. This decrease was due to lower policyholder account balances and lower crediting rates.

The amortization of DAC and VOBA increased 5% in the first quarter. The increase reflects the regular amortization incurred.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased $0.2 million for the first quarter, the result of an increase in general expenses.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters of 2006 and 2005 (in thousands):

	Quarter ended
	March 31
	2006	2005
Insurance revenues:
Premiums	$12,923	$12,637
Reinsurance ceded	(2,448)	(2,733)
Total insurance revenues	10,475	9,904
Investment revenues:
Net investment income	71	65
Other revenues	97	241
Total revenues	10,643	10,210

Policyholder benefits	6,621	6,770
Operating expenses	4,659	4,508
Total benefits and expenses	11,280	11,278

Loss before income tax benefit	(637)	(1,068)

Income tax benefit	(191)	(320)

Net loss	$(446)	$(748)

Premium information is provided in the table below.

	Quarter ended March 31
	2006	%	2005	%
New premiums:
Group life insurance	$237	(37)	$376	(10)
Group dental insurance	1,570	57	1,001	(47)
Group disability insurance	360	(37)	574	(54)
Other group insurance	899	1	886	32
Total new premiums	3,066	8	2,837	(33)
Renewal premiums	9,857	1	9,800	7
Total premiums	$12,923	2	$12,637	(6)

Insurance revenues for the Group Insurance segment increased $0.6 or 6% for the first quarter. This increase was primarily the result of a 57% increase in new dental premiums. Renewal premiums increased 1% and total premiums increased 2%. Reinsurance on premiums decreased 10% in the first quarter, reflecting the lower premiums in group life and disability insurance.

Policyholder benefits decreased 2% in this segment in the first quarter 2006. Group life benefits decreased 17%, short-term disability benefits decreased 30% and long-term disability benefits decreased 51%, all reflecting improved claims results. Partially offsetting these declines, the dental line’s benefits increased 9%. The claims ratio (total policyholder benefits divided by total insurance revenues) for this segment improved for the first quarter versus last year, falling from 68% in 2005 to 63% in 2006.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses increased 3% in the first quarter 2006 compared with the same period in 2005. This increase was primarily the result of increased commissions on new sales, particularly in the dental product line.

The net loss for this segment totaled $0.4 million for the first quarter of 2006 compared with $0.7 million in 2005. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the first quarters of 2006 and 2005 (in thousands):

	Quarter ended
	March 31
	2006	2005
Insurance revenues:
Premiums	$17,334	$17,951
Reinsurance ceded	(1,100)	(1,271)
Total insurance revenues	16,234	16,680
Investment revenues:
Net investment income	3,378	3,190
Realized investment gains	72	147
Other revenues	4	-
Total revenues	19,688	20,017

Policyholder benefits	11,675	12,562
Amortization of deferred acquisition costs
and value of business acquired	3,501	3,743
Operating expenses	3,572	3,377
Total benefits and expenses	18,748	19,682

Income before income tax expense	940	335

Income tax expense	283	4

Net income	$657	$331

Premium information is provided in the table below.

	Quarter ended March 31
	2006	%	2005	%

New premiums	$1,619	8	$1,503	(3)
Renewal premiums	15,715	(4)	16,448	(3)
Total premiums	$17,334	(3)	$17,951	(3)

Net income for this segment was $0.7 million in the first quarter of 2006, providing a 98% increase from the prior year. The increase was largely the result of a decline in policyholder benefits, which was partially offset by a decrease in insurance revenues. Insurance revenues decreased 3% in first quarter versus last year. However, total policyholder benefits declined 7% versus last year, primarily the result of an 8% decline in net death benefits. Partially offsetting this decline in policyholder benefits was a 6% increase in operating expenses.

Net investment income increased 6% in the first quarter compared with 2005. While interest rates and investment yields increased over the prior year period, the impact was partially offset by a lower level of investment assets.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. These expenses increased 6% for the first quarter. This increase was primarily due to increased salary and benefits and lead production costs.

Liquidity and Capital Resources

Liquidity

Statements made in the Company's 2005 Form 10-K and the 2005 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2005.

The Company and each insurance subsidiary meet liquidity requirements primarily through cash flows generated from operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, withdrawals from policyholder accounts, costs related to acquiring new business, dividends and income taxes.

Cash used from operations equaled $1.0 million for the three months ended March 31, 2006, versus net cash provided of $9.4 million in 2005. This decline in cash from operations of $10.4 million was primarily due to a decline in immediate annuity premiums received, and an increase in the payment of claims, insurance operating expenses and taxes.

Net cash provided from investing activities was $18.8 million, up from $10.0 million for the same period in 2005. Cash applied to fixed maturity securities and mortgage loan purchases decreased $88.1 and $16.9 million respectively. Conversely, cash used for real estate purchases increased $40.9 million versus last year. Cash generated from investment maturities and principal paydowns decreased $32.9 million, while cash from sales of investments decreased $21.5 million.

Net cash used for financing activities was $20.5 million for the quarter, compared with net cash used of $15.8 million in 2005. The change is largely due to a net decrease in policyholder account balances of $23.8 million. The decrease was partially offset by the net reduction in borrowings of $18.0 million greater in the first quarter of 2005 versus 2006.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank. At March 31, 2006, outstanding balances totaled $24.9 million in maturities of less than one year. Additionally, the Company has one construction loan totaling $0.5 million.

Borrowings totaled $25.4 million at March 31, 2006, down $1.9 million from year-end. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2006	2005
Total assets less separate accounts	$4,117,610	$4,190,512
Total stockholders' equity	654,130	680,219
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $11.2 million at March 31, 2006 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a decrease of $28.7 million from year-end 2005.

Stockholders’ equity decreased $26.1 million from year-end. The decrease was largely due to a reduction in accumulated other comprehensive income, reflecting the aforementioned unrealized investment losses on available for sale securities. Consolidated book value per share equaled $55.01 at March 31, 2006, a 4% decrease from year-end 2005.

During the three months of 2006, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2006.

On May 1, 2006, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid May 16, 2006 to stockholders of record as of May 11, 2006.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2006 the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,890,851 shares outstanding and eligible to vote, and 11,276,109 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three-year term:

R. Philip Bixby	10,525,621
Warren J. Hunzicker, M.D.	11,830,851
Larry Winn, Jr.	11,800,180
Tracy W. Knapp	10,664,450
Michael Braude	10,759,317

The following Directors continued their term of office after the meeting:

W. E. Bixby	Richard L. Finn
Webb R. Gilmore	Bradford T. Nordholm
Nancy Bixby Hudson	William R. Blessing
Daryl D. Jensen	Cecil R. Miller
William A. Schalekamp

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Extension 8216

For Immediate Release: May 5, 2006, press release reporting financial results for the first quarter of 2006.

Kansas City Life Announces First Quarter 2006 Results

Kansas City Life Insurance Company recorded net income of $7.2 million or $0.60 per share in the first quarter of 2006, a 10% decline compared with $8.0 million or $0.67 per share in 2005. The decline was primarily attributable to a change in realized investment gains and losses of $1.6 million. In spite of the change in earnings, the first quarter produced several positive results, including increased new individual life insurance premiums of 13% and new universal life deposits of 10%. In addition, total benefits and expenses declined 2% in the comparison of first quarter 2006 to the prior year.

Life insurance sales results in the first quarter were positive, reflecting strong growth in the individual life products. In addition to the increase in new premiums on individual life products and new universal life deposits, new variable universal life deposits increased 17% in the first quarter and new group accident and health premiums increased 15%. However, total premiums declined 6% primarily due to lower sales of new immediate annuity premiums. In addition, new deposits on fixed deferred annuities and new variable annuities declined as a result of changes in the financial markets and the Company’s continued focus on generating a balance of life insurance and annuity business.

Net investment income increased slightly, as investment yields improved in the first quarter of 2006 versus the first quarter of 2005. However, total investment revenues declined 3%, primarily due to a $0.3 million realized investment loss in the first quarter 2006 compared with a $1.3 million realized investment gain in 2005.

Policyholder benefits and interest credited to policyholder account balances decreased $2.9 million for the first quarter. This decline was primarily the result of lower interest crediting costs and reduced reserves for future policy benefits.

The Company’s commitment to growing its core life insurance business resulted in a positive start in 2006. The success in new life insurance sales has been the result of improved production from the Company’s traditionally strong agencies, the successful contributions of new agencies, continued improvements to competitive products and the ongoing commitment of the Company’s associates to provide outstanding service to agents and policyholders. Through continued attention to quality and efficient delivery in all aspects of its business, the Company will continue to pursue its vision of providing Security Assured.

Additionally, the Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid May 16, 2006, to shareholders of record as of May 11, 2006.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $450.1 million in 2005, and assets and life insurance in force were $4.6 billion and $30.9 billion, respectively, as of December 31, 2005. The Company and its affiliates operate in 49 states and the District of Columbia. Please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces

First Quarter 2006 Results

May 5, 2006; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended
	March 31
	2006	2005

Revenues	$111,128	$114,270

Net income	$7,189	$7,960

Net income per share,
basic and diluted	$0.60	$0.67

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,908,863	11,928,929

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: May 1, 2006