Form 10-Q
period 2006-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2006-08-04
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended June 30, 2006 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from	to

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding June 30, 2006
Common Stock, $1.25 par value	11,876,181 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30	December 31
	2006	2005
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,694,780	$2,865,476
Equity securities available for sale, at fair value	58,236	52,775
Mortgage loans	463,739	458,668
Real estate	123,236	81,870
Policy loans	98,342	101,088
Short-term investments	36,373	46,383
Other investments	1,788	2,179
Total investments	3,476,494	3,608,439

Cash	649	10,985
Accrued investment income	39,101	40,002
Deferred acquisition costs	224,877	226,963
Value of business acquired	87,329	89,505
Reinsurance receivables	163,763	162,700
Property and equipment	28,988	29,954
Other assets	23,607	21,964
Separate account assets	363,247	367,860
Total assets	$4,408,055	$4,558,372

LIABILITIES
Future policy benefits	$853,738	$860,284
Policyholder account balances	2,228,214	2,278,418
Policy and contract claims	36,508	36,142
Other policyholder funds	90,728	93,197
Notes payable	17,787	27,282
Income taxes	13,040	40,155
Other liabilities	166,181	174,815
Separate account liabilities	363,247	367,860
Total liabilities	3,769,443	3,878,153

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,426	25,063
Retained earnings	767,686	756,807
Accumulated other comprehensive loss	(58,747)	(8,406)
Less treasury stock, at cost (2006 - 6,620,499 shares;
2005 - 6,578,046 shares)	(118,874)	(116,366)
Total stockholders' equity	638,612	680,219

Total liabilities and stockholders' equity	$4,408,055	$4,558,372
See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended June 30		Six Months ended June 30
	2006	2005	2006	2005
REVENUES
Insurance revenues:
Premiums	$44,517	$46,036	$88,281	$92,461
Contract charges	28,520	28,135	57,853	56,897
Reinsurance ceded	(14,080)	(14,090)	(27,225)	(27,699)
Total insurance revenues	58,957	60,081	118,909	121,659
Investment revenues:
Net investment income	48,823	46,861	97,736	95,651
Realized investment gains (losses)	1,905	(378)	1,640	957
Other revenues	2,977	2,649	5,505	5,216
Total revenues	112,662	109,213	223,790	223,483

BENEFITS AND EXPENSES
Policyholder benefits	41,753	43,711	86,169	89,435
Interest credited to policyholder account balances	23,435	22,698	45,061	45,908
Amortization of deferred acquisition costs
and value of business acquired	10,867	9,434	22,316	20,768
Operating expenses	22,393	21,714	46,081	44,823
Total benefits and expenses	98,448	97,557	199,627	200,934

Income before income tax expense	14,214	11,656	24,163	22,549

Income tax expense	4,105	3,231	6,865	6,164

NET INCOME	$10,109	$8,425	$17,298	$16,385

Basic and diluted earnings per share:
Net income	$0.85	$0.71	$1.45	$1.37

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Six Months ended June 30
	2006	2005
OPERATING ACTIVITIES
Net cash provided	$822	$23,263

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(142,044)	(302,895)
Equity securities	(9,335)	(1,433)
Mortgage loans	(33,740)	(64,943)
Real estate	(43,735)	(7,119)
Sales of investments:
Fixed maturity securities	75,493	89,312
Equity securities	965	949
Real estate	2,257	5,845
Other investment assets	13,147	53,045
Maturities and principal paydowns of investments:
Fixed maturity securities	141,734	204,964
Equity securities	2,000	4,277
Mortgage loans	28,571	34,804
Net additions to property and equipment	(402)	(409)
Net cash provided	34,911	16,397

FINANCING ACTIVITIES
Proceeds from borrowings	12,680	22,264
Repayment of borrowings	(22,176)	(46,587)
Deposits on policyholder account balances	103,308	126,008
Withdrawals from policyholder account balances	(137,933)	(119,253)
Net transfers from separate accounts	11,833	318
Change in other deposits	(5,218)	(5,851)
Cash dividends to stockholders	(6,418)	(6,439)
Net acquisition of treasury stock	(2,145)	(1,230)
Net cash used	(46,069)	(30,770)

Increase (decrease) in cash	(10,336)	8,890
Cash at beginning of year	10,985	4,147

Cash at end of period	$649	$13,037

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2006 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

In June 2006, the FASB issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under FAS 109 “Accounting for Income Taxes” (“FAS 109”). FIN 48 addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority. Previous statements provided no specific guidance related to such positions. FIN 48 is effective January 1, 2007. The Company is currently evaluating the impact of the implementation of FIN 48 and at this time the impact is not known.

All other Standards and Interpretations of those Standards issued during the six months ended 2006 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. UNREALIZED LOSSES ON SECURITIES

As of June 30, 2006, the Company had unrealized losses of $90.2 million on investment securities that had a fair value of $1.9 billion. As of December 31, 2005, the Company had unrealized losses of $41.9 million on investment securities that had a fair value of $1.5 billion. The increase in unrealized losses is primarily attributable to the increase in interest rates during the six months ended June 30, 2006.

The following table provides information regarding unrealized losses on investment securities available for sale, as of June 30, 2006.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$35,222	$1,002	$19,437	$917	$54,659	$1,919
Federal agencies [1]	74,214	3,115	51,406	1,566	125,620	4,681
Federal agency issued
mortgage-backed securities [1]	97,668	3,517	174,564	8,050	272,232	11,567
Corporate obligations	735,379	33,954	372,524	24,928	1,107,903	58,882
Corporate private-labeled
mortgage-backed securities	119,759	4,572	69,146	1,743	188,905	6,315
Other	69,468	2,447	89,563	3,238	159,031	5,685
Redeemable preferred stocks	36	-	-	-	36	-
Fixed maturity securities	1,131,746	48,607	776,640	40,442	1,908,386	89,049
Equity securities	7,726	174	8,886	933	16,612	1,107
Total	$1,139,472	$48,781	$785,526	$41,375	$1,924,998	$90,156

_________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

4. COMPREHENSIVE INCOME (LOSS)

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

For the second quarter of 2006, comprehensive loss was $11.6 million, which consisted of net income of $10.1 million and other comprehensive loss of $21.7 million. For the second quarter of 2005, comprehensive income was $41.9 million, which consisted of net income of $8.4 million and other comprehensive income of $33.4 million. The change in other comprehensive income (loss) in 2006 versus 2005 was due primarily to an increase in unrealized investment losses, which were the result of the increase in interest rates over the period.

For the six months ended 2006, comprehensive loss was $33.0 million, which consisted of net income of $17.3 million and other comprehensive loss of $50.3 million. For the six months ended 2005, comprehensive income was $27.4 million, which consisted of net income of $16.4 million and other comprehensive income of $11.0 million. The change in other comprehensive income (loss) in 2006 versus 2005 was due primarily to an increase in unrealized investment losses, which were the result of the increase in interest rates over the period.

5. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,877,907 and 11,921,993 for the quarters ended June 30, 2006 and 2005, respectively. The weighted average number of shares outstanding was 11,893,746 and 11,925,998 for the six months ended June 30, 2006 and 2005, respectively.

6. INCOME TAXES

The second quarter income tax expense was $4.1 million or 29% of income before tax for 2006, versus $3.2 million or 28% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2006 was $6.9 million or 28% of income before tax for 2006, versus $6.2 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter was a benefit of approximately 5% of income before tax in 2006 and 7% in 2005. The effect of the affordable housing tax credits on the effective tax rate for the six months ended June 30, was a benefit of approximately 5% of income before tax in 2006 and 7% in 2005.

7.	SEGMENT INFORMATION

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

Separate investment portfolios are maintained for each of the three life insurance companies of the Company. However, investments are allocated to the Group Insurance segment based upon its cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates in the United States and no individual customer accounts for 10% or more of the Company's revenue.

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old
		Insurance	Insurance*	American	Total
Insurance revenues:
Second quarter:	2006	$31,069	$11,923	$15,965	$58,957
	2005	33,514	10,028	16,539	60,081
Six months:	2006	$64,312	$22,398	$32,199	$118,909
	2005	68,508	19,932	33,219	121,659

Net investment income:
Second quarter:	2006	$45,355	$80	$3,388	$48,823
	2005	43,598	55	3,208	46,861
Six months:	2006	$90,819	$151	$6,766	$97,736
	2005	89,133	120	6,398	95,651

Net income (loss):
Second quarter:	2006	$8,607	$(217)	$1,719	$10,109
	2005	7,613	(729)	1,541	8,425
Six months:	2006	$15,585	$(663)	$2,376	$17,298
	2005	15,990	(1,477)	1,872	16,385

* Insurance revenues include unrecorded renewal premiums from earlier periods of $0.8 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. The previously unrecorded premiums attributable to the first quarter of 2006 totaled $0.2 million. Excluding the unrecorded premiums, the net loss for the segment was $0.8 million for the second quarter of 2006 and $1.1 million for the six months ended June 30, 2006. Management has assessed the materiality of such premiums against prior periods and deemed the unrecorded premiums were not material.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

8.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	June 30		June 30
	2006	2005	2006	2005

Service cost	$589	$610	$220	$87
Interest cost	1,927	2,007	355	213
Expected return on plan assets	(2,116)	(2,046)	(14)	(16)
Amortization of:
Unrecognized actuarial loss	717	790	59	(23)
Unrecognized prior service cost	(170)	(178)	(95)	-
Net periodic benefits cost	$947	$1,183	$525	$261

	Pension Benefits		Other Benefits
	Six Months ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005

Service cost	$1,179	$1,164	$440	$280
Interest cost	3,854	3,828	710	588
Expected return on plan assets	(4,233)	(3,902)	(28)	(33)
Amortization of:
Unrecognized actuarial loss	1,434	1,508	118	-
Unrecognized prior service cost	(340)	(340)	(190)	-
Net periodic benefits cost	$1,894	$2,258	$1,050	$835

9.	SHARE-BASED PAYMENT

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

In the first quarter of 2006 the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. No payments were made in the second quarter of 2006 or in the six months ended June 30, 2005. At each reporting period an estimate of the share-based compensation expense is accrued utilizing fair value at the period ended share price. The cost of compensation that has been charged (credited) as an operating

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

expense was ($479) and $13, for the second quarters of 2006 and 2005, respectively; with a tax benefit (expense) of ($168) and $5, respectively. The cost of compensation that has been charged (credited) as an operating expense for the six month periods ending June 30, 2006 and 2005, was ($289) and $391, respectively; with a tax benefit (expense) of ($101) and $137, respectively.

10.	COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2006, the Company had purchase commitments to fund mortgage loans and other investments of $11.7 million and no sales commitments. Subsequent to June 30, 2006, the Company entered into commitments to fund additional mortgage loans of $5.3 million.

11. CONTINGENT LIABILITIES

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

12.	GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various guarantees and indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, asset sale agreements, performance guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the guarantees and indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these guarantees and indemnifications, we believe the likelihood is remote that material payments would be required under such obligations, and therefore such guarantees and indemnifications would not result in a material adverse effect on the Company’s business, financial position or results of operations.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income increased $1.7 million or 20% in the second quarter of 2006, versus the same quarter in the prior year, to a total of $10.1 million. Net income per share increased to $0.85 per share versus $0.71 per share in last year's second quarter. The Company’s net income increased $0.9 million or 6% in the six months ended 2006, versus the prior year, to a total of $17.3 million. Net income per share for the six months increased to $1.45 per share versus $1.37 per share last year.

The increase in the second quarter net income was largely due to an increase in realized investment gains versus realized investment losses in the prior year. Also, net investment income increased over last year. These increases, combined with a decrease in policyholder benefits, more than offset a reduction in insurance revenues. The decline in insurance revenues was primarily the result of a decline in immediate annuity premiums. Amortization of deferred acquisition costs (DAC) increased for the second quarter reflecting a reduction in DAC unlocking adjustment year-to-year.

The increase in net income for the six months was largely due to an increase in net investment income, realized investment gains and declines in policyholder benefits. These were more than offset by a decline in insurance revenues and an increase in the amortization of DAC. The decline in insurance revenues was primarily due to a decline in immediate annuity premiums.

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

Total premiums declined 3% in the second quarter and 5% in the six months ended June 30, 2006, as total life and annuity premiums declined 8% in the second quarter and 9% in the six months. Total accident and health premiums increased 13% in the second quarter and 8% in the six months, primarily due to the dental product line. New individual life premiums decreased 2% in the second quarter but increased 5% in the six months, while new immediate annuity premiums declined 71% in the second quarter and 66% in the six months. The decline in sales of immediate annuities is consistent with the effect of increased competition and the emergence of alternative products preferred by consumers in the current environment.

New group life premiums decreased 21% in the second quarter and 30% in the six months. New group accident and health premiums increased 24% for the second quarter and 19% for the six months. The increase in group accident and health premiums for the six months primarily resulted from an increase in the dental product line, which experienced an increase in new sales of $1.2 million. The Group product line has been focusing its efforts on expanding its distribution field force through the recruiting and placement of new group agents in the field and supplementing its business opportunities with selected third-party marketing arrangements.

Renewal premiums increased 2% for the quarter, including a 5% increase in group life renewal premiums and a 16% increase in group accident and health renewal premiums. Renewal premiums increased 1% for the six months ended, including a 9% increase in group accident and health renewal premiums.

During the second quarter of 2006, the Company identified unrecorded group dental renewal premiums attributable to several prior periods that accounted for $0.8 million of the quarter and six months renewal premiums. The unrecorded group dental premiums are discussed in more detail in the business segment section of Group Insurance.

	Quarter ended June 30
	2006	%	2005	%
New premiums:
Individual life insurance	$3,118	(2)	$3,172	(9)
Immediate annuities	1,145	(71)	3,932	15
Group life insurance	246	(21)	311	(21)
Group accident and health insurance	2,811	24	2,268	(32)
Total new premiums	7,320	(24)	9,683	(6)
Renewal premiums	37,197	2	36,353	(2)
Total premiums	$44,517	(3)	$46,036	(3)

	Six Months ended June 30
	2006	%	2005	%
New premiums:
Individual life insurance	$6,369	5	$6,054	(2)
Immediate annuities	2,847	(66)	8,470	34
Group life insurance	483	(30)	687	(15)
Group accident and health insurance	5,640	19	4,729	(34)
Total new premiums	15,339	(23)	19,940	(4)
Renewal premiums	72,942	1	72,521	(1)
Total premiums	$88,281	(5)	$92,461	(2)

Total new deposits declined 29% in the second quarter and 32% in the six months. This decline was primarily due to a decrease in new fixed deferred annuity deposits and new variable annuity deposits. New fixed deferred annuity deposits declined 34% in the second quarter and 41% in the six months. New variable annuity deposits declined 34% in the second quarter and 32% in the six months. The decline in sales of fixed deferred annuity and variable annuity deposits, and to a lesser extent other deposit products, can be attributed to increased competition and the emergence of alternative products. New universal life deposits decreased 4% in the second quarter but increased 3% in the six months and new variable universal life deposits increased 1% in the second quarter and 9% in the six months. Renewal deposits declined 11% in the second quarter and 10% in the six months, largely due to declines in renewal deposits from fixed deferred and variable annuities.

	Quarter ended June 30
	2006	%	2005	%
New deposits:
Universal life insurance	$2,411	(4)	$2,504	(24)
Variable universal life insurance	623	1	615	(54)
Fixed deferred annuities	8,871	(34)	13,346	(27)
Variable annuities	4,446	(34)	6,710	(26)
Total new deposits	16,351	(29)	23,175	(27)
Renewal deposits	34,810	(11)	39,018	-
Total deposits	$51,161	(18)	$62,193	(12)

	Six months ended June 30
	2006	%	2005	%
New deposits:
Universal life insurance	$4,821	3	$4,686	(16)
Variable universal life insurance	1,366	9	1,248	(37)
Fixed deferred annuities	15,100	(41)	25,492	(32)
Variable annuities	9,426	(32)	13,899	(14)
Total new deposits	30,713	(32)	45,325	(26)
Renewal deposits	72,595	(10)	80,683	4
Total deposits	$103,308	(18)	$126,008	(9)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Total insurance revenues decreased 2%, as premiums decreased 3% in the second quarter of 2006. Total individual life premiums decreased 1% versus the prior year quarter. Total immediate annuity premiums declined $2.7 million or 70% for the quarter, reflecting increased competition and the emergence of alternative products preferred by consumers in the current environment. Total accident and health premiums increased 13% in the second quarter, primarily reflecting increased premiums from the group dental product line, which increased $0.6 million in addition to the unrecorded renewal premiums.

For the six months, total insurance revenues decreased 2% as premiums decreased 5%. Total individual life premiums were flat compared with a year earlier. However, new individual life premiums increased 5% in the six months, partially offsetting a reduction in renewal life premiums. Total immediate annuity premiums declined $5.6 million or 66% in the six months, reflecting the changing consumer preferences previously discussed. Total accident and health premiums increased 8% in the six months, largely due to increased premiums from the group dental product line, which increased $1.0 million in addition to the unrecorded renewal premiums.

Contract charges increased 1% for the second quarter and 2% for the six months. This increase was primarily the result of a prior year unlocking adjustment in the second quarter of 2005 that reduced revenues by $1.0 million. There was no significant unlocking adjustment in 2006.

Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisition costs (DAC). These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest margins, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Investment Revenues

Net investment income increased 4% in the second quarter and 2% in the six months ended June 30, 2006. While interest rates have increased over the prior year, the impact was partially offset by a lower level of investment assets. In addition, investment expenses were lower in 2006 versus 2005 due to a $1.9 million increase in real estate expenses in the quarter ended June 30, 2005. The Company recorded a realized investment gain of $1.9 million in the second quarter of 2006 compared with a $0.4 million realized investment loss a year ago. Realized investment gains totaled $1.6 million for the six months, compared with $1.0 million in realized investment gains a year ago. The following table provides detail concerning realized investment gains and losses for the second quarter and the six month periods 2006 and 2005.

	Quarter ended		Six Months ended
	June 30		June 30
Realized Investment Gains and Losses	2006	2005	2006	2005
Gross gains resulting from:
Sales of investment securities	$1,558	$404	$2,055	$1,298
Investment securities called	543	-	562	804
Sales of real estate	697	281	710	291
Other investment gains	1	525	1	1,050
Total gross gains	2,799	1,210	3,328	3,443
Gross losses resulting from:
Sales of investment securities	(461)	(1,461)	(1,155)	(2,279)
Investment securities called	(291)	(87)	(318)	(136)
Other investment losses	-	-	(100)	-
Total gross losses	(752)	(1,548)	(1,573)	(2,415)
Amortization of DAC and VOBA	(142)	(40)	(115)	(71)
Realized investment gains (losses)	$1,905	$(378)	$1,640	$957

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the second quarter or six months ended June 30, 2006 and 2005.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 4% or $2.0 million in the second quarter and 4% or $3.3 million for the six months. Death benefits declined in the second quarter but increased slightly for the six months. Surrenders of life insurance products increased for the second quarter and for the six months. Other benefits increased both in the second quarter and six months due, in part, to an increase in dental benefits paid in the group business. The increase in benefits was partially offset by a decrease in reserves. The change in reserves was also lower as a result of reduced immediate annuity premiums.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances increased 3% or $0.7 million in the second quarter but decreased 2% or $0.8 million for the six months. The increase in the second quarter was primarily due to an adjustment from a prior period and increased interest on policies with variable rate features. The decrease in the six months was due to lower policyholder account balances and crediting rates.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $9.2 million for the second quarter of 2006, compared with $7.7 million for 2005. The amortization of DAC was $18.9 million for the six months ended June 30, 2006, compared with $17.3 million for 2005. These increases are primarily attributable to a change in DAC unlocking year-to-year. In the second quarter of 2005, the amortization of DAC decreased by $2.2 million due to an unlocking adjustment. During the second quarter of 2006, the amortization of DAC decreased by $0.7 million due to an unlocking adjustment.

DAC is amortized in proportion to the expected future gross profits of certain life insurance and annuity products. Profit expectations are based upon assumptions of future interest margins, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the change is recorded as a change in DAC amortization in the current period due to an unlocking adjustment.

The amortization of VOBA was $1.7 million in the second quarter of both 2006 and 2005. The amortization of VOBA was $3.4 million for the six months ended June 30, 2006 and 2005. These results reflect the normal amortization pattern.

Operating Expenses

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased 3% in the second quarter of 2006 or $0.7 million. Commissions and production allowances decreased $0.4 million for the second quarter. The decrease in commission and production allowances was offset by an increase in insurance operating expenses of $0.9 million. Operating expenses increased $1.3 million or 3% in the six months ended June 30, 2006. Commissions and production allowances decreased $1.0 million for the six month period. This change was offset by decreases in the capitalization of these costs and an increase in insurance operating expenses of $1.6 million.

Income Taxes

The second quarter income tax expense was $4.1 million or 29% of income before tax for 2006, versus $3.2 million or 28% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2006 was $6.9 million or 28% of income before tax for 2006, versus $6.2 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter was a benefit of approximately 5% of income before tax in 2006 and 7% in 2005. The effect of the affordable housing tax credits on the effective tax rate for the six months ended was a benefit of approximately 5% of income before tax in 2006 and 7% in 2005.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2006 and 2005 (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$12,931	$15,523	$26,438	$31,360
Contract charges	28,520	28,135	57,853	56,897
Reinsurance ceded	(10,382)	(10,144)	(19,979)	(19,749)
Total insurance revenues	31,069	33,514	64,312	68,508
Investment revenues:
Net investment income	45,355	43,598	90,819	89,133
Realized investment gains (losses)	1,716	(308)	1,379	880
Other revenues	2,751	2,519	5,178	4,845
Total revenues	80,891	79,323	161,688	163,366

Policyholder benefits	23,664	26,486	49,784	52,878
Interest credited to policyholder account balances	23,435	22,698	45,061	45,908
Amortization of deferred acquisition costs
and value of business acquired	7,728	6,288	15,676	13,879
Operating expenses	14,000	13,350	29,457	28,574
Total benefits and expenses	68,827	68,822	139,978	141,239

Income before income tax expense	12,064	10,501	21,710	22,127

Income tax expense	3,457	2,888	6,125	6,137

Net income	$8,607	$7,613	$15,585	$15,990

Premium information is provided in the table below.

	Quarter ended June 30
	2006	%	2005	%
New premiums:
Individual life insurance	$1,552	15	$1,347	(11)
Immediate annuities	1,145	(71)	3,932	15
Total new premiums	2,697	(49)	5,279	15
Renewal premiums	10,234	-	10,244	(5)
Total premiums	$12,931	(17)	$15,523	1

	Six Months ended June 30
	2006	%	2005	%
New premiums:
Individual life insurance	$3,184	17	$2,726	2
Immediate annuities	2,847	(66)	8,470	34
Total new premiums	6,031	(46)	11,196	21
Renewal premiums	20,407	1	20,164	(5)
Total premiums	$26,438	(16)	$31,360	2

Deposit information is provided in the table below.

	Quarter ended June 30
	2006	%	2005	%
New deposits:
Universal life insurance	$2,411	(4)	$2,504	(24)
Variable universal life insurance	623	1	615	(54)
Fixed deferred annuities	8,871	(34)	13,346	(27)
Variable annuities	4,446	(34)	6,710	(26)
Total new deposits	16,351	(29)	23,175	(27)
Renewal deposits	34,810	(11)	39,018	-
Total deposits	$51,161	(18)	$62,193	(12)

	Six Months ended June 30
	2006	%	2005	%
New deposits:
Universal life insurance	$4,821	3	$4,686	(16)
Variable universal life insurance	1,366	9	1,248	(37)
Fixed deferred annuities	15,100	(41)	25,492	(32)
Variable annuities	9,426	(32)	13,899	(14)
Total new deposits	30,713	(32)	45,325	(26)
Renewal deposits	72,595	(10)	80,683	4
Total deposits	$103,308	(18)	$126,008	(9)

Net income for this segment in the second quarter was $8.6 million, an increase of $1.0 million over 2005. This increase was due to several factors. A $2.4 million decrease in insurance revenues was offset by a $2.8 million decrease in policyholder benefits. Realized investment gains and losses increased $2.0 million and net investment income increased $1.8 million. Offsetting these increases was a $1.4 million increase in amortization of deferred acquisition cost and value of business acquired, a $0.7 million increase in interest credited to policyholder account balances and a $0.7 million increase in operating expenses.

Net income for the first six months was $15.6 million, a decrease of $0.4 million from 2005. A $4.2 million decrease in insurance revenues was partially offset by a $3.1 million decrease in policyholder benefits. Realized investment gains and losses increased $0.5 million, net investment income increased $1.7 million and interest credited to policyholder account balances decreased $0.8 million. Offsetting these favorable changes was a $1.8 million increase in amortization of deferred acquisition cost and value of business acquired, and a $0.9 million increase in operating expenses.

Insurance revenues for this segment decreased 7% in the second quarter and 6% in the six months. The decline was primarily due to a reduction of new immediate annuity premiums of $2.8 million in the second quarter and $5.6 million in the six months. As previously mentioned, this decline was due to increased competition and the emergence of alternative products preferred by consumers in the current environment. Premiums from new individual life insurance products increased 15% in the second quarter and 17% in the six months due to the Company’s focus on increasing life insurance sales. Total premiums declined 17% in the second quarter and 16% in the six months, primarily due to the decline in immediate annuity premiums as discussed above.

Contract charges increased 1% in the second quarter and 2% in the six months while total reinsurance ceded increased 2% in the second quarter and 1% in the six months. The increase in contract charges for both the second quarter and the six months is primarily attributable to an unlocking adjustment in 2005 which reduced contract charges $1.0 million, as previously discussed. There was no significant unlocking adjustment in 2006.

Total new deposits decreased 29% for the second quarter and 32% in the six months. These decreases reflect a decline in new fixed deferred annuity receipts of 34% for the second quarter and 41% for the six months. Also, variable annuity receipts declined 34% in the second quarter and 32% in the six months. Conversely, new variable universal life deposits rose 1% in the second quarter and 9% in the six months. As previously mentioned, the decline in sales of fixed deferred annuity and variable annuity deposits, and to a lesser extent other deposit products, can be attributed to increased competition and the emergence of alternative products.

Net investment income increased 4% in the second quarter and 2% in the six months. These increases are largely attributable to the general increase in interest rates over last year, but the impact of increased investment yield was partially offset by a lower level of investment assets. In addition, investment expenses were lower in 2006 versus 2005 due to a $1.9 million increase in real estate expenses in the quarter ended June 30, 2005. This segment experienced a realized investment gain of $1.7 million during the second quarter of 2006 versus a $0.3 million loss during the prior year’s second quarter. Realized investment gains were $1.4 million for the six months versus $0.9 million for the same period a year earlier.

Policyholder benefits decreased 11% in the second quarter and 6% in the six months. Surrenders and other benefits increased during the quarter, but were partially offset by a decrease in reserves. The change in reserves was also lower as a result of reduced immediate annuity premiums.

Interest credited to policyholder account balances increased 3% in the second quarter but decreased 2% in the six months. The increase in the second quarter was primarily due to an adjustment from a prior period and increased interest on policies with variable rate features. The decrease in the six months was due to lower policyholder account balances and crediting rates.

The amortization of DAC and VOBA increased 23% in the second quarter and 13% in the six months. The increase is primarily attributable to a change in DAC unlocking year-to-year. During the second quarter of 2006, the amortization of DAC decreased by $0.7 million due to an unlocking adjustment. This compares to a $2.2 million unlocking adjustment in the prior year period.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased $0.7 million for the second quarter and $0.9 million in the six months.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2006 and 2005 (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$14,384	$12,554	$27,307	$25,191
Reinsurance ceded	(2,461)	(2,526)	(4,909)	(5,259)
Total insurance revenues	11,923	10,028	22,398	19,932
Investment revenues:
Net investment income	80	55	151	120
Other revenues	225	123	322	364
Total revenues	12,228	10,206	22,871	20,416

Policyholder benefits	7,774	6,608	14,395	13,378
Operating expenses	4,764	4,640	9,423	9,148
Total benefits and expenses	12,538	11,248	23,818	22,526

Loss before income tax benefit	(310)	(1,042)	(947)	(2,110)

Income tax benefit	(93)	(313)	(284)	(633)

Net loss	$(217)	$(729)	$(663)	$(1,477)

Premium information is provided in the table below.

	Quarter ended June 30
	2006	%	2005	%
New premiums:
Group life insurance	$246	(21)	$311	(21)
Group dental insurance	1,472	76	835	(53)
Group disability insurance	403	(25)	539	(30)
Other group insurance	936	5	894	12
Total new premiums	3,057	19	2,579	(31)
Renewal premiums	11,327	14	9,975	4
Total premiums	$14,384	15	$12,554	(6)

	Six Months ended June 30
	2006	%	2005	%
New premiums:
Group life insurance	$483	(30)	$687	(15)
Group dental insurance	3,042	66	1,836	(50)
Group disability insurance	763	(31)	1,113	(45)
Other group insurance	1,835	3	1,780	21
Total new premiums	6,123	13	5,416	(32)
Renewal premiums	21,184	7	19,775	5
Total premiums	$27,307	8	$25,191	(6)

Insurance revenues for the Group Insurance segment increased $1.9 million or 19% in the second quarter and $2.5 million or 12% in the six months. These increases were primarily the result of increases in new and renewal premiums, largely from the dental line. New dental premiums increased $0.6 million or 76% in the second quarter and $1.2 million or 66% for the six months compared to a year earlier. Renewal dental premiums increased $0.8 million or 15% during the second quarter and $0.6 million or 5% over last year. Reinsurance on premiums decreased 3% in the second quarter and 7% for the six months, reflecting lower premiums in group life insurance.

Renewal premiums increased, in part, due to unrecorded premiums from earlier periods of $0.8 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. The previously unrecorded premiums attributable to the first quarter of 2006 totaled $0.2 million.

Policyholder benefits increased $1.2 million or 18% in this segment in the second quarter and $1.0 million or 8% for the six months of 2006 versus 2005. Contributing to the increase in total policyholder benefits was an increase in dental benefits of $1.1 million in the second quarter and $1.5 million through the first half of 2006. The increase was primarily due to unfavorable claims experience in the dental product line. In addition, claim reserves were increased as a result of premium growth in the dental product line. Partially offsetting the increase in dental benefits were declines in life benefits, short-term disability benefits and long-term disability benefits for the six months compared to last year.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses increased 3% in both the second quarter and six months of 2006 compared with the same periods in 2005. This increase was primarily the result of increased commissions on new sales and other expenses associated with growth in premium production from third-party marketing arrangements.

The net loss for this segment totaled $0.2 million for the second quarter of 2006, compared with a net loss of $0.7 million in 2005. The net loss totaled $0.7 million for the six months of 2006, compared with a net loss of $1.5 million for the first six months in 2005. Excluding the unrecorded premiums previously discussed, the net loss for this segment was $0.8 million for the second quarter of 2006 and a net loss of $1.1 million for the six months ended June 30, 2006. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the second quarters and six months ended June 30, 2006 and 2005 (in thousands):

	Quarter ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$17,202	$17,959	$34,536	$35,910
Reinsurance ceded	(1,237)	(1,420)	(2,337)	(2,691)
Total insurance revenues	15,965	16,539	32,199	33,219
Investment revenues:
Net investment income	3,388	3,208	6,766	6,398
Realized investment gains (losses)	189	(70)	261	77
Other revenues	1	7	5	7
Total revenues	19,543	19,684	39,231	39,701

Policyholder benefits	10,315	10,617	21,990	23,179
Amortization of deferred acquisition costs
and value of business acquired	3,139	3,146	6,640	6,889
Operating expenses	3,629	3,724	7,201	7,101
Total benefits and expenses	17,083	17,487	35,831	37,169

Income before income tax expense	2,460	2,197	3,400	2,532

Income tax expense	741	656	1,024	660

Net income	$1,719	$1,541	$2,376	$1,872

Premium information is provided in the table below.

	Quarter ended June 30
	2006	%	2005	%

New premiums	$1,566	(14)	$1,825	(8)
Renewal premiums	15,636	(3)	16,134	(3)
Total premiums	$17,202	(4)	$17,959	(3)

	Six Months ended June 30
	2006	%	2005	%

New premiums	$3,185	(4)	$3,328	(5)
Renewal premiums	31,351	(4)	32,582	(3)
Total premiums	$34,536	(4)	$35,910	(3)

Net income for this segment was $1.7 million in the second quarter of 2006, providing a 12% increase from the same period in the prior year. Net income for this segment was $2.4 million in the six months of 2006, an increase of 27% compared to the prior year. These increases were largely the result of declines in policyholder benefits and increases in both net investment income and realized gains from investments. These changes were partially offset by declines in insurance revenues.

Insurance revenues decreased 3% in both the second quarter and six months of 2006. Contributing to the decrease was a decline in new and renewal premiums of 14% and 3%, respectively, in the second quarter compared to a year ago. The segment experienced a decline in both new and renewal premiums of 4% for the six months of 2006 versus the same period in the prior year. However, total policyholder benefits declined $0.3 million or 3% for the second quarter and $1.2 million or 5% for the first six months of 2006 relative to 2005.

Net investment income increased 6% in both the second quarter and six months compared with 2005. While interest rates and investment yields increased relative to the prior year period, the impact was partially offset by a lower level of investment assets in 2006 versus 2005.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. These expenses decreased 3% for the second quarter but increased 1% through the first six months of 2006, compared to the same periods of 2005. This increase was primarily due to increased salary and benefits and agent costs.

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

Net cash provided from operations was $0.8 million for the six months ended June 30, 2006, versus $23.3 million a year earlier. This decline in cash provided was primarily the result of a $4.6 million decrease in immediate annuity premiums received, a $7.2 million increase in paid policyholder benefits, a $5.1 million decrease in accounts payable, a $2.9 million decrease in the deposits from Generations Bank, and a $3.7 million decline in the amount payable for securities.

Net cash provided from investing activities was $34.9 million for the six months, up from $16.4 million for the same period in 2005. Cash applied to fixed maturity securities and mortgage loan purchases decreased $160.9 million and $31.2 million, respectively. Conversely, cash used for real estate purchases increased $36.6 million versus last year. Cash generated from investment maturities and principal paydowns decreased $71.7 million, while cash from sales of investments decreased $57.3 million.

Net cash used for financing activities was $46.1 million for the six months, compared with net cash used of $30.8 million in 2005. Deposits on policyholder account balances decreased $22.7 million but withdrawals from policyholder account balances increased $18.7 million. The Company had a net reduction in borrowed money of $9.5 million for the six month period ended June 30, 2006 compared with a net reduction in borrowed money of $24.3 million for the same period a year earlier. Net transfers from separate accounts increased $11.5 million versus the six months a year earlier.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank (FHLB). At June 30, 2006, outstanding balances totaled $17.3 million in maturities of less than one year. Additionally, the Company has one construction loan totaling $0.5 million.

Borrowings totaled $17.8 million at June 30, 2006, down $9.5 million from year-end 2005. The decrease in borrowings is largely due to reductions in borrowing from the FHLB. Short-term borrowings decreased $8.9 million through the first six months of 2006. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	June 30	December 31
	2006	2005
Total assets less separate accounts	$4,044,808	$4,190,512
Total stockholders' equity	638,612	680,219
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $32.9 million at June 30, 2006 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a decrease of $50.3 million from year-end 2005. The increase in investments with unrealized losses is primarily attributable to the increase in interest rates and widening of credit spreads during the six months.

Stockholders’ equity decreased $41.6 million from year-end 2005. The decrease was largely due to an increase in accumulated other comprehensive loss, reflecting the aforementioned unrealized investment losses. Consolidated book value per share equaled $53.77 at June 30, 2006, a 6% decrease from year-end 2005.

During the six months of 2006, the Company did not purchase any of its shares under the stock repurchase program. Under this program, the Company may purchase up to one million shares on the open market during 2006.

On July 31, 2006, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 15, 2006 to stockholders of record as of August 10, 2006.

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
(816) 753-7299, Extension 8216

For Immediate Release: August 4, 2006, press release reporting financial results for the second quarter of 2006.

Kansas City Life Announces Second Quarter 2006 Results

Kansas City Life Insurance Company recorded a 20% increase in net income for the second quarter, as net income of $10.1 million or $0.85 per share was recorded in 2006 versus $8.4 million or $0.71 per share one year earlier. Net income for the six months ended June 30, 2006 increased 6% from $16.4 million or $1.37 per share in 2005 to $17.3 million or $1.45 per share for the current six months. The increase for both the second quarter and the six months was primarily attributable to an increase in net investment income and realized investment gains and losses, along with reduced policyholder benefits.

Total revenues increased 3% for the second quarter versus a year earlier, largely due to a 9% improvement in investment revenues. Although total revenues increased only slightly for the first half of 2006, investment revenues grew 3% during this period.

New life insurance and new accident and health premiums increased 7% in the second quarter and 9% for the first six months relative to the prior year. These increases include improvements of 15% and 17% in premiums from new life insurance sales in the Company’s Individual Insurance segment during the same respective time periods. These increases are consistent with the Company’s emphasis on growing life insurance sales. Sales of universal life and variable universal life deposits together declined 3% during the second quarter but increased 4% for the first six months of 2006 versus the same periods one year earlier. Total premiums declined for both the second quarter and six month periods due to a decline in sales of immediate annuities.

Driving the growth in investment revenue for the quarter and six month periods was a $2.3 million improvement in realized investment gains in the second quarter. In addition, net investment income increased $2.0 million in the second quarter and $2.1 million in the six month period due to improving investment yields and reduced investment expense in the second quarter.

Policyholder benefits declined 4% for both the second quarter and six months. The improvement was primarily due to reduced reserves from the decline in sales of immediate annuities. This decrease partially offset increased benefits paid in the group dental insurance business line and increased surrenders of individual life policies. Total benefits and expenses increased less than 1% during the second quarter and decreased 1% during the six months ended June 30, 2006, including the impact of a 3% increase in operating expenses during both periods.

Kansas City Life operates from a position of having strong capital and a rich tradition of providing Security Assured for generations. The Company’s top priority is to grow the individual life insurance business. We are pleased that the priority placed on the growth of the individual life insurance business is being rewarded with improving results, and we look forward to extending our relationships in the second half of 2006.

Additionally, the Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid August 15, 2006 to shareholders of record as of August 10, 2006.

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

(Continued on next page)

Kansas City Life Announces

Second Quarter 2006 Results

August 4, 2006; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

Revenues	$112,662	$109,213	$223,790	$223,483

Net income	$10,109	$8,425	$17,298	$16,385

Net income per share,
basic and diluted	$0.85	$0.71	$1.45	$1.37

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,877,907	11,921,993	11,893,746	11,925,998

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: July 31, 2006