Form 10-Q
period 2006-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2006-11-01
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended September 30, 2006 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from	_______ to _______

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No	___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer	X	Non-accelerated filer ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	__	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2006
Common Stock, $1.25 par value	11,875,730 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30	December 31
	2006	2005
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,744,720	$2,865,476
Equity securities available for sale, at fair value	58,368	52,775
Mortgage loans	464,281	458,668
Real estate	123,133	81,870
Policy loans	97,006	101,088
Short-term investments	21,417	46,383
Other investments	1,643	2,179
Total investments	3,510,568	3,608,439

Cash	3,317	10,985
Accrued investment income	42,584	40,002
Deferred acquisition costs	221,009	226,963
Value of business acquired	84,473	89,505
Reinsurance receivables	164,979	162,700
Property and equipment	29,094	29,954
Other assets	24,367	21,964
Separate account assets	377,179	367,860
Total assets	$4,457,570	$4,558,372

LIABILITIES
Future policy benefits	$853,199	$860,284
Policyholder account balances	2,214,779	2,278,418
Policy and contract claims	35,187	36,142
Other policyholder funds	88,976	93,197
Notes payable	18,033	27,282
Income taxes	33,744	40,155
Other liabilities	154,492	174,815
Separate account liabilities	377,179	367,860
Total liabilities	3,775,589	3,878,153

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,566	25,063
Retained earnings	774,007	756,807
Accumulated other comprehensive loss	(21,672)	(8,406)
Less treasury stock, at cost (2006 - 6,620,950 shares;
2005 - 6,578,046 shares)	(119,041)	(116,366)
Total stockholders' equity	681,981	680,219

Total liabilities and stockholders' equity	$4,457,570	$4,558,372

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES
Insurance revenues:
Premiums	$43,321	$42,275	$131,602	$134,736
Contract charges	28,364	28,525	86,217	85,422
Reinsurance ceded	(13,397)	(13,605)	(40,622)	(41,304)
Total insurance revenues	58,288	57,195	177,197	178,854
Investment revenues:
Net investment income	48,995	49,340	146,731	144,991
Realized investment gains (losses)	757	(94)	2,397	863
Other revenues	3,330	2,617	8,835	7,833
Total revenues	111,370	109,058	335,160	332,541

BENEFITS AND EXPENSES
Policyholder benefits	43,625	42,120	129,794	131,555
Interest credited to policyholder account balances	22,295	22,624	67,356	68,532
Amortization of deferred acquisition costs
and value of business acquired	10,623	10,751	32,939	31,519
Operating expenses	21,535	21,397	67,616	66,220
Total benefits and expenses	98,078	96,892	297,705	297,826

Income before income tax expense	13,292	12,166	37,455	34,715

Income tax expense	3,766	3,264	10,631	9,428

NET INCOME	$9,526	$8,902	$26,824	$25,287

Basic and diluted earnings per share:
Net income	$0.80	$0.75	$2.26	$2.12

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Nine Months ended
	September 30
	2006	2005
OPERATING ACTIVITIES
Net cash provided (used)	$(6,194)	$29,828

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(193,177)	(434,355)
Equity securities	(9,737)	(4,123)
Mortgage loans	(45,787)	(76,158)
Real estate	(44,401)	(11,244)
Sales of investments:
Fixed maturity securities	83,029	127,320
Equity securities	1,123	4,738
Real estate	2,621	9,699
Other investment assets	29,585	42,037
Maturities and principal paydowns of investments:
Fixed maturity securities	197,288	319,161
Equity securities	4,000	5,277
Mortgage loans	40,074	49,357
Net additions to property and equipment	(1,097)	(633)
Net cash provided	63,521	31,076

FINANCING ACTIVITIES
Proceeds from borrowings	55,796	26,064
Repayment of borrowings	(65,045)	(84,602)
Deposits on policyholder account balances	153,437	188,149
Withdrawals from policyholder account balances	(202,000)	(181,386)
Net transfers from separate accounts	13,186	1,468
Change in other deposits	(8,573)	(1,299)
Cash dividends to stockholders	(9,624)	(9,658)
Net acquisition of treasury stock	(2,172)	(1,032)
Net cash used	(64,995)	(62,296)

Decrease in cash	(7,668)	(1,392)
Cash at beginning of year	10,985	4,147

Cash at end of period	$3,317	$2,755

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim financial statements should be read in conjunction with the Company's 2005 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2006 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior period results to conform with the current period’s presentation.

The preparation of the unaudited consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS 109 “Accounting for Income Taxes”. FIN 48 addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority. Previous statements provided no specific guidance related to such positions. FIN 48 is effective January 1, 2007. The Company has evaluated the impact of the implementation of FIN 48 and does not believe that it will have a material impact on the consolidated financial statements.

In August 2006, the Securities and Exchange Commission (SEC) adopted SEC Release No. 33-8732A, “Executive Compensation and Related Person Disclosure” which amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. The release expands the currently required tabular disclosures and adds a narrative Compensation Discussion & Analysis (CD&A) which must describe the Company’s compensation policies and decisions. The amendments in the release apply to disclosures included in proxy and information statements, periodic and current reports, as well as other filings under the Securities Exchange Act of 1934 and to registration statements under the Exchange Act and the Securities Act of 1933. For financial statement purposes, this release is effective for years ending on or after December 15, 2006. The Company is currently evaluating the impact of the additional disclosures that will be included in the consolidated financial statements as of December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement is effective for years beginning on or after November 15, 2007. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). FAS 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plans as of December 31, 2006. The funded status is to be measured as the difference between the fair value of the plan’s assets and its benefit obligation. The Company has evaluated the impact of the implementation of FAS 158 with regard to its postretirement benefit plans and does not believe that it will have a material impact on the consolidated financial statements.

All other Standards and Interpretations of those Standards issued during the nine months ended 2006 did not relate to accounting policies and procedures pertinent to the Company at this time.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

3. UNREALIZED LOSSES ON SECURITIES

As of September 30, 2006, the Company had unrealized losses of $47.4 million on investment securities that had a fair value of $1.6 billion. As of December 31, 2005, the Company had unrealized losses of $41.9 million on investment securities that had a fair value of $1.5 billion. The increase in unrealized losses is primarily attributable to the increase in interest rates during the nine months ended September 30, 2006.

The following table provides information regarding unrealized losses on investment securities available for sale, as of September 30, 2006.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$11,969	$29	$33,979	$897	$45,948	$926
Federal agencies [1]	12,045	102	101,345	1,830	113,390	1,932
Federal agency issued
mortgage-backed securities [1]	34,194	351	220,688	5,847	254,882	6,198
Corporate obligations	209,017	2,844	650,732	29,283	859,749	32,127
Corporate private-labeled
mortgage-backed securities	49,572	954	89,795	1,501	139,367	2,455
Other	38,437	453	100,801	2,453	139,238	2,906
Redeemable preferred stocks	36	1	-	-	36	1
Fixed maturity securities	355,270	4,734	1,197,340	41,811	1,552,610	46,545
Equity securities	6,274	71	10,607	768	16,881	839
Total	$361,544	$4,805	$1,207,947	$42,579	$1,569,491	$47,384

__________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Included in the above table, the Company holds a corporate debt security with an unrealized loss of $1.1 million in the category of investments with losses 12 months or longer. This security is from an issuer in the printing industry and has been below cost by 20% or more for 11 months. The unrealized loss is primarily caused by the operational interruptions that are the result of an equipment upgrade undertaken by the issuer. The technology upgrades will continue to affect the issuer in the near-term, but it has sufficient sources of liquidity to execute a plan for operating improvements. Because this security is expected to continue to perform to the original contractual terms and the Company has the ability and intent to hold the security until the recovery of the fair value up to the cost of the security, which may be maturity, this security is not considered to be other-than-temporarily impaired at September 30, 2006.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

Comprehensive income was $46.5 million in the third quarter of 2006, which consisted of net income of $9.5 million and other comprehensive income of $37.0 million. The other comprehensive income of $37.0 million was due primarily to a decrease in unrealized investment losses as the result of a decrease in interest rates over the period. Comprehensive loss was $22.7 million in the third quarter of 2005, which consisted of net income of $8.9 million and other comprehensive loss of $31.6 million. The other comprehensive loss of $31.6 million was due primarily to a decrease in unrealized investment gains as the result of an increase in interest rates over the period.

Comprehensive income was $13.5 million for the nine months ended 2006, which consisted of net income of $26.8 million and other comprehensive loss of $13.3 million. Comprehensive income was $4.7 million for the nine months ended 2005, which consisted of net income of $25.3 million and other comprehensive loss of $20.6 million. The change in other comprehensive loss for both periods was due primarily to a decrease in unrealized investment gains as the result of an increase in interest rates over the period.

5. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,875,104 and 11,923,181 for the quarters ended September 30, 2006 and 2005, respectively. The weighted average number of shares outstanding was 11,888,046 and 11,925,389 for the nine months ended September 30, 2006 and 2005, respectively.

6. INCOME TAXES

The third quarter income tax expense was $3.8 million or 28% of income before tax for 2006, versus $3.3 million or 27% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2006 was $10.6 million or 28% of income before tax for 2006, versus $9.4 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the third quarter was a benefit of approximately 6% of income before tax in both 2006 and 2005. The effect of the affordable housing tax credits on the effective tax rate for the nine months ended September 30, was a benefit of approximately 6% of income before tax in both 2006 and 2005.

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

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old
		Insurance	Insurance*	American	Total
Insurance revenues:
Third quarter:	2006	$31,327	$11,058	$15,903	$58,288
	2005	30,297	10,404	16,494	57,195
Nine months:	2006	$95,639	$33,456	$48,102	$177,197
	2005	98,805	30,336	49,713	178,854

Net investment income:
Third quarter:	2006	$45,724	$52	$3,219	$48,995
	2005	46,104	59	3,177	49,340
Nine months:	2006	$136,543	$203	$9,985	$146,731
	2005	135,237	179	9,575	144,991

Net income (loss):
Third quarter:	2006	$8,677	$(506)	$1,355	$9,526
	2005	7,442	(393)	1,853	8,902
Nine months:	2006	$24,262	$(1,169)	$3,731	$26,824
	2005	23,432	(1,870)	3,725	25,287

*   Insurance revenues for the nine months of 2006 included unrecorded renewal premiums from earlier periods of $0.6 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. No adjustment was necessary in the third quarter 2006. Excluding the unrecorded premiums, the net loss for the segment was $1.6 million for the nine months ended September 30, 2006. Management has assessed the materiality of such premiums against prior periods and deemed the unrecorded premiums were not material.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

8.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	September 30		September 30
	2006	2005	2006	2005

Service cost	$589	$582	$188	$168
Interest cost	1,927	1,914	299	279
Expected return on plan assets	(2,117)	(1,951)	(13)	(19)
Amortization of:
Unrecognized actuarial loss	717	754	(2)	(29)
Unrecognized prior service cost	(170)	(170)	(94)	(152)
Net periodic benefits cost	$946	$1,129	$378	$247

	Pension Benefits		Other Benefits
	Nine Months ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005

Service cost	$1,768	$1,746	$628	$448
Interest cost	5,781	5,741	1,009	824
Expected return on plan assets	(6,350)	(5,853)	(41)	(42)
Amortization of:
Unrecognized actuarial loss	2,151	2,262	116	4
Unrecognized prior service cost	(510)	(510)	(284)	(152)
Net periodic benefits cost	$2,840	$3,386	$1,428	$1,082

9.	SHARE-BASED PAYMENT

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

In the first quarter of 2006, the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. No payments were made in the second or third quarters of 2006. At each reporting period, an estimate of the share-based compensation expense is accrued utilizing fair value at the period end share price. The cost of compensation that has been charged (credited) as an operating expense was ($193) and $547 for

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

the third quarters of 2006 and 2005, respectively. The associated tax expense (benefit) for these periods was $68 and ($191), respectively. The cost of compensation that has been charged (credited) as an operating expense for the nine month periods ending September 30, 2006 and 2005 was ($482) and $938, respectively. The associated tax expense (benefit) for these periods was $169 and ($328), respectively.

10.	COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2006, the Company had purchase commitments to fund mortgage loans and other investments of $18.3 million and real estate sale commitments totaling $6.5 million. Subsequent to September 30, 2006, the Company entered into commitments to fund additional mortgage loans of $16.5 million and real estate sales commitments of $15.5 million.

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

In the third quarter of 2006, the Company became a guarantor of a $24 million construction loan to one of its real estate joint ventures. The guarantee expires with the completion of construction, which is expected by March 31, 2008.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income increased $0.6 million or 7% to $9.5 million in the third quarter of 2006, versus the same quarter in the prior year. Net income per share increased to $0.80 versus $0.75 per share in the prior year. The Company’s net income increased $1.5 million or 6% to $26.8 million in the nine months ended 2006, versus the prior year. Net income per share for the nine months increased to $2.26 per share versus $2.12 per share in the prior year.

Comparative results for the third quarter of 2006 versus 2005 show that insurance revenues increased $1.1 million, realized investment gains increased $0.9 million, net investment income declined $0.3 million, and other revenues increased $0.7 million from increased supplementary contract receipts. As a result of these changes, total revenues for the third quarter increased $2.3 million or 2% to $111.4 million. However, these revenue increases were offset by a 4% increase in policyholder benefits, primarily due to an increase in death benefits.

The increase in net income for the nine months of 2006 was largely due to an increase in net investment income of $1.7 million, an increase in realized investment gains of $1.5 million, a decline in policyholder benefits of $1.8 million and a decline in interest credited to policyholder account balances of $1.2 million. These were partially offset by three items, including a decline in insurance revenues of $1.7 million due to lower premiums. Second, amortization of deferred acquisition costs (DAC) and value of business acquired (VOBA) increased by $1.4 million as the positive impact of DAC unlocking in 2006 was significantly less than 2005. Third, operating expenses increased $1.4 million, which reflected lower insurance operating costs in 2005 as a result of reduced accruals for post retirement benefits and agent benefit plans.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income (Unaudited). Deposits are shown in the Consolidated Statements of Cash Flows (Unaudited), but are not included in insurance revenues. The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows (Unaudited) and provides detail by new and renewal deposits. New deposits are also detailed by product.

Total premiums increased 2% in the third quarter of 2006 but declined 2% in the nine months ended September 30, 2006. New individual life premiums declined 26% in the third quarter and 7% in the nine months due to two factors. First, there was a decline in sales by GuideOne agents primarily in response to a change in marketing emphasis to increase sales of property casualty policies offered by GuideOne Insurance. Second, sales within the Old American business segment have declined due to increased competition and a reduction in the accrual of premiums. In response, Old American has recently made changes in marketing that are intended to result in a favorable long-term impact on premium growth. Excluding these two factors, there was growth in the Company’s individual life sales during both the quarter and nine-month periods.

New annuity premiums increased $1.3 million in the third quarter but declined 51% for the nine months. The increase in the third quarter was primarily the result of a $1.7 million annuity reclassification in the third quarter of 2005, as described in the Insurance Revenues section noted below. The decline in the year-to-date sales of immediate annuities is consistent with the effect of increased competition and the emergence of alternative products preferred by consumers in the current environment.

New group accident and health premiums increased 17% for the third quarter and 19% for the nine months. The increase in group accident and health premiums for the nine months resulted primarily from an increase in the dental product line, which experienced an increase in new sales of $1.9 million. New group life premiums decreased 26% in the third quarter and 28% in the nine months. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements. Total accident and health premiums increased 6% in the third quarter and 7% in the nine months, primarily due to the dental product line.

Renewal premiums increased 1% for the quarter, including a 5% increase in group accident and health renewal premiums. Renewal premiums also increased 1% for the nine months ended, including an 8% increase in group accident and health renewal premiums. During the second quarter of 2006, the Company identified unrecorded group dental renewal premiums attributable to several prior periods that accounted for $0.6 million of the nine months’ renewal premiums. The unrecorded group dental premiums are discussed in more detail in the business segment section of Group Insurance.

	Quarter ended September 30
	2006	%	2005	%
New premiums:
Individual life insurance	$2,936	(26)	$3,951	19
Immediate annuities	1,286	-	(58)	(101)
Group life insurance	243	(26)	327	7
Group accident and health insurance	2,816	17	2,405	(6)
Total new premiums	7,281	10	6,625	(44)
Renewal premiums	36,040	1	35,650	(5)
Total premiums	$43,321	2	$42,275	(14)

	Nine Months ended September 30
	2006	%	2005	%
New premiums:
Individual life insurance	$9,305	(7)	$10,005	5
Immediate annuities	4,133	(51)	8,412	(29)
Group life insurance	726	(28)	1,014	(9)
Group accident and health insurance	8,456	19	7,134	(27)
Total new premiums	22,620	(15)	26,565	(19)
Renewal premiums	108,982	1	108,171	(3)
Total premiums	$131,602	(2)	$134,736	(6)

New universal life deposits increased 16% in the third quarter and 7% in the nine months. However, total new deposits declined 30% in the third quarter and 31% in the nine months. These declines were primarily due to decreases in new fixed deferred annuity deposits and new variable annuity deposits. New fixed deferred annuity deposits declined 48% in the third quarter and 43% in the nine months. New variable annuity deposits declined 6% in the third quarter and 24% in the nine months. The decline in sales of fixed deferred annuity and variable annuity deposits can be attributed to increased competition and the emergence of alternative products. New variable universal life deposits increased 14% in the third quarter and 11% in the nine months. Renewal deposits declined 12% in the third quarter and 11% in the nine months, largely due to declines in renewal deposits from fixed deferred annuities and variable annuities.

	Quarter ended September 30
	2006	%	2005	%
New deposits:
Universal life insurance	$2,897	16	$2,503	(1)
Variable universal life insurance	499	14	438	(33)
Fixed deferred annuities	8,169	(48)	15,669	(16)
Variable annuities	5,829	(6)	6,183	(11)
Total new deposits	17,394	(30)	24,793	(14)
Renewal deposits	32,735	(12)	37,348	(2)
Total deposits	$50,129	(19)	$62,141	(7)

	Nine Months ended September 30
	2006	%	2005	%
New deposits:
Universal life insurance	$7,718	7	$7,189	(11)
Variable universal life insurance	1,865	11	1,686	(36)
Fixed deferred annuities	23,269	(43)	41,161	(27)
Variable annuities	15,255	(24)	20,082	(13)
Total new deposits	48,107	(31)	70,118	(22)
Renewal deposits	105,330	(11)	118,031	2
Total deposits	$153,437	(18)	$188,149	(9)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Insurance revenues increased 2% in the third quarter of 2006, primarily reflecting an increase in immediate annuity premiums. New immediate annuity premiums increased $1.3 million for the quarter due to a 2005 reclassification discussed below. Excluding this reclassification, immediate annuity premiums would have decreased. New individual life premiums decreased 26% versus the prior year quarter due to the decline in individual life sales, as discussed above. New group accident and health premiums increased 17% in the third quarter, primarily reflecting increased premiums from the group dental product line. Total renewal premiums increased 1%. Total premiums in the third quarter increased 2% over the same period a year ago.

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

Insurance revenues decreased 1% in the nine months as premiums decreased 2%. Total individual life premiums decreased 1% compared with a year earlier. New individual life premiums decreased 7% in the nine months, partially offsetting an increase in renewal premiums. Total immediate annuity premiums declined $4.3 million in the nine months, reflecting increased competition and the emergence of alternative products as previously discussed. Total accident and health premiums increased 7% in the nine months, largely due to increased premiums from group accident and health products. New group accident and health products increased 19%, primarily from growth in new group dental sales.

Contract charges were essentially flat for the third quarter but increased 1% for the nine months. This increase was primarily the result of a prior year unlocking adjustment in the second quarter of 2005 that reduced revenues by $1.0 million. There was no significant unlocking adjustment in 2006.

Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest margins, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Investment Revenues

Net investment income decreased 1% in the third quarter but increased 1% in the nine months ended September 30, 2006. Gross investment income, before the deduction of investment expenses, was lower in both periods primarily due to a lower level of investment assets. The increase in net investment income for the nine months was due to investment expenses, which were lower in 2006 versus 2005. Investment expenses in 2005 were impacted by a $1.9 million increase in real estate expenses recorded in the quarter ended June 30, 2005.

The Company recorded a realized investment gain of $0.8 million in the third quarter of 2006, compared with a $0.1 million realized investment loss a year ago. Realized investment gains were $2.4 million for the nine months, compared with $0.9 million in realized investment gains a year ago. The following table provides detail concerning realized investment gains and losses for the third quarter and the nine-month periods 2006 and 2005.

	Quarter ended		Nine Months ended
	September 30		September 30
Realized Investment Gains and Losses	2006	2005	2006	2005
Gross gains resulting from:
Sales of investment securities	$761	$269	$2,816	$1,567
Investment securities called	193	181	755	985
Sales of real estate	-	1,271	710	1,562
Other investment gains	-	-	1	1,050
Total gross gains	954	1,721	4,282	5,164
Gross losses resulting from:
Sales of investment securities	-	(1,659)	(1,154)	(3,938)
Investment securities called	(95)	(66)	(413)	(202)
Sales of real estate	-	(197)	-	(197)
Other investment losses	(26)	-	(127)	-
Total gross losses	(121)	(1,922)	(1,694)	(4,337)
Amortization of DAC and VOBA	(76)	107	(191)	36
Realized investment gains (losses)	$757	$(94)	$2,397	$863

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the third quarter or nine months ended September 30, 2006 and 2005.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $1.5 million or 4% in the third quarter but declined $1.8 million or 1% for the nine months. Death benefits increased in the third quarter and for the nine months due to an increase in mortality. Surrenders of life insurance products increased in the third quarter and for the nine months. Other benefits increased both in the third quarter and nine months due, in part, to an increase in dental benefits paid in the group business. The increase in death benefits, surrenders and other benefits was partially offset by a decrease in reserves for future policy benefits for both the third quarter and nine-month periods. In the third quarter, the change in reserves was higher due to the 2005 reclassification described in the Insurance Revenues section. However, the change in reserves for the nine months was also lower as a result of reduced immediate annuity premiums.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased $0.3 million or 1% in the third quarter and $1.2 million or 2% for the nine months. The decrease in interest credited to policyholder account balances was primarily due to lower policyholder account balances.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $9.0 million for both the third quarter of 2006 and 2005. The amortization of DAC was $27.9 million for the nine months ended September 30, 2006, compared with $26.4 million for 2005. The increase for the nine months reflects the effects of DAC unlocking year over year. Due to unlocking, the amortization of DAC decreased by $0.7 million in the second quarter of 2006, whereas the amortization of DAC decreased by $2.2 million in the second quarter of 2005.

DAC is amortized in proportion to the expected future gross profits of certain life insurance and annuity products. Profit expectations are based upon assumptions of future interest margins, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the change is recorded as a change in DAC amortization in the current period as an unlocking adjustment.

The amortization of VOBA was $1.6 million in the third quarter of 2006 and $1.7 million in the third quarter of 2005. The amortization of VOBA was $5.0 million for the nine months of 2006 and $5.2 million in 2005. There was no unlocking or impairments of VOBA in the periods presented.

Operating Expenses

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased $0.1 million or 1% in the third quarter of 2006 relative to the prior year. Commissions and production allowances decreased $0.8 million for the third quarter due to lower sales. The decrease in commission and production allowances was offset by decreases in the capitalization of these costs and an increase in insurance operating expenses of $0.4 million.

Operating expenses increased $1.4 million or 2% in the nine months of 2006 versus the prior year. Commissions and production allowances decreased $1.8 million for the nine-month period due to lower sales. This change was offset by decreases in the capitalization of these costs and an increase in insurance operating expenses of $2.0 million. The increase in insurance operating expenses reflected lower insurance operating costs in 2005 as a result of reduced accruals for post retirement benefits and agent benefit plans.

Income Taxes

The third quarter income tax expense was $3.8 million or 28% of income before tax for 2006, versus $3.3 million or 27% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2006 was $10.6 million or 28% of income before tax for 2006, versus $9.4 million or 27% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the third quarter was a benefit of approximately 6% of income before tax in both 2006 and 2005. The effect of the affordable housing tax credits on the effective tax rate for the nine months ended September 30, was a benefit of approximately 6% of income before tax in both 2006 and 2005.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, group disability, stop loss and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. Refer to Note 7 - Segment Information in the Notes to the Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2006 and 2005 (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$12,925	$11,737	$39,363	$43,097
Contract charges	28,364	28,525	86,217	85,422
Reinsurance ceded	(9,962)	(9,965)	(29,941)	(29,714)
Total insurance revenues	31,327	30,297	95,639	98,805
Investment revenues:
Net investment income	45,724	46,104	136,543	135,237
Realized investment gains	727	215	2,106	1,095
Other revenues	3,128	2,444	8,306	7,289
Total revenues	80,906	79,060	242,594	242,426

Policyholder benefits	25,599	25,077	75,383	77,955
Interest credited to policyholder account balances	22,295	22,624	67,356	68,532
Amortization of deferred acquisition costs
and value of business acquired	7,602	7,452	23,278	21,331
Operating expenses	13,324	13,966	42,781	42,540
Total benefits and expenses	68,820	69,119	208,798	210,358

Income before income tax expense	12,086	9,941	33,796	32,068

Income tax expense	3,409	2,499	9,534	8,636

Net income	$8,677	$7,442	$24,262	$23,432

Premium information is provided in the table below.

	Quarter ended September 30
	2006	%	2005	%
New premiums:
Individual life insurance	$1,384	(23)	$1,790	27
Immediate annuities	1,286	-	(58)	(101)
Total new premiums	2,670	54	1,732	(75)
Renewal premiums	10,255	2	10,005	(2)
Total premiums	$12,925	10	$11,737	(32)

	Nine Months ended September 30
	2006	%	2005	%
New premiums:
Individual life insurance	$4,568	1	$4,516	11
Immediate annuities	4,133	(51)	8,412	(29)
Total new premiums	8,701	(33)	12,928	(21)
Renewal premiums	30,662	2	30,169	(4)
Total premiums	$39,363	(9)	$43,097	(10)

Deposit information is provided in the table below.

	Quarter ended September 30
	2006	%	2005	%
New deposits:
Universal life insurance	$2,897	16	$2,503	(1)
Variable universal life insurance	499	14	438	(33)
Fixed deferred annuities	8,169	(48)	15,669	(16)
Variable annuities	5,829	(6)	6,183	(11)
Total new deposits	17,394	(30)	24,793	(14)
Renewal deposits	32,735	(12)	37,348	(2)
Total deposits	$50,129	(19)	$62,141	(7)

	Nine Months ended September 30
	2006	%	2005	%
New deposits:
Universal life insurance	$7,718	7	$7,189	(11)
Variable universal life insurance	1,865	11	1,686	(36)
Fixed deferred annuities	23,269	(43)	41,161	(27)
Variable annuities	15,255	(24)	20,082	(13)
Total new deposits	48,107	(31)	70,118	(22)
Renewal deposits	105,330	(11)	118,031	2
Total deposits	$153,437	(18)	$188,149	(9)

Net income for this segment in the third quarter was $8.7 million, an increase of $1.2 million over 2005. The increase was due to several factors, including a $1.0 million increase in insurance revenues, a $0.5 million increase in realized gains, a $0.7 million increase in other revenues, a $0.3 million decrease in interest credited to policyholder account balances, and a $0.6 million decrease in operating expenses. These favorable changes were partially offset by a $0.4 million decrease in net investment income, a $0.5 million increase in policyholder benefits, and a $0.2 million increase in the amortization of DAC and VOBA.

Net income for the first nine months was $24.3 million, an increase of $0.8 million from 2005. Contributing to the improvement, net investment income increased $1.3 million, realized investment gains increased $1.0 million, policyholder benefits decreased $2.6 million, and interest credited to policyholder account balances decreased $1.2 million. Partially offsetting these favorable changes was a $3.2 million decrease in insurance revenues, a $1.9 million increase in amortization of deferred acquisition cost and value of business acquired, and a $0.2 million increase in operating expenses.

Insurance revenues for this segment increased 3% in the third quarter but declined 3% in the nine months. The increase in insurance revenues in the third quarter was primarily the result of the $1.7 million reclassification in immediate annuities during 2005, as described earlier. The decline in premiums for the nine months, principally immediate annuities, was due to increased competition and the emergence of alternative products preferred by consumers in the current environment. Premiums from new individual life insurance products decreased 23% in the third quarter but increased 1% in the nine months. The decline was due to lower sales by GuideOne agents primarily in response to a change in marketing emphasis to increase sales of property casualty policies offered by GuideOne Insurance. Total premiums increased 10% in the third quarter but declined 9% in the nine months. The increase in total premiums for the third quarter reflects the immediate annuity reclassification as described above, along with an increase in renewal premiums. However, total premiums for the nine months decreased, reflecting a decline in immediate annuity premiums.

Contract charges decreased 1% in the third quarter but increased 1% in the nine months. The increase in contract charges for the nine months was primarily attributable to an unlocking adjustment in 2005, as previously discussed which reduced contract charges $1.0 million. There was no significant unlocking adjustment in 2006.

Total new deposits decreased 30% for the third quarter and 31% in the nine months. These decreases reflect a decline in new fixed deferred annuity receipts of 48% for the third quarter and 43% for the nine months. Also, new variable annuity receipts declined 6% in the third quarter and 24% in the nine months. Conversely, new universal life deposits increased 16% in the third quarter and 7% for the nine months, while variable universal life deposits increased 14% in the third quarter and 11% in the nine months. As previously mentioned, the decline in sales of fixed deferred annuity and variable annuity deposits, and to a lesser extent other deposit products, can be attributed to increased competition and the emergence of alternative products. However, the Company’s focus on individual life products, including deposit-type products, has resulted in an improving sales direction.

Net investment income decreased 1% in the third quarter but increased 1% in the nine months. Gross investment income, before the deduction of investment expenses, was lower in both periods primarily due to a lower level of investment assets. The increase in net investment income for the nine months was due to a $1.9 million increase in real estate expenses recorded in 2005. This segment experienced a realized investment gain of $0.7 million during the third quarter of 2006 versus a $0.2 million gain during the prior year’s third quarter. Realized investment gains were $2.1 million for the nine months versus $1.1 million for the same period a year earlier.

Policyholder benefits increased $0.5 million or 2% in the third quarter but decreased $2.6 million or 3% in the nine months. Death benefits increased for the third quarter and nine months, respectively, but were partially offset by a decrease in reserves in both periods. Surrenders of life insurance products increased in both the third quarter and nine months. Other benefits decreased in the third quarter but increased slightly for the nine months. Both surrenders and other benefits were offset by a decrease in reserves. In the third quarter, the change in reserves was higher due to the 2005 reclassification of $1.7 million, as described earlier.

Interest credited to policyholder account balances decreased 1% in the third quarter and 2% in the nine months. The decrease in both the third quarter and the nine months was primarily due to lower policyholder account balances.

The amortization of DAC and VOBA increased 2% in the third quarter and 9% in the nine months. The increase for the nine-month period was due to a change in DAC unlocking year over year. Due to unlocking, the amortization of DAC decreased by $0.7 million in the second quarter of 2006, whereas the amortization of DAC decreased by $2.2 million in the second quarter of 2005.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses decreased 5% for the third quarter but increased 1% in the nine months. Commissions and production allowances decreased 17% for the third quarter and 12% for the nine months due to lower sales. These decreases in commissions and production allowances were offset by decreases in the capitalization of these items. Insurance operating expenses decreased 4% for the third quarter but increased 3% for the nine months. The increase for the nine months reflected lower insurance operating expenses in 2005 as a result of reduced accruals for post retirement benefits and agent benefit plans.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2006 and 2005 (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$13,357	$12,759	$40,664	$37,950
Reinsurance ceded	(2,299)	(2,355)	(7,208)	(7,614)
Total insurance revenues	11,058	10,404	33,456	30,336
Investment revenues:
Net investment income	52	59	203	179
Other revenues	184	173	506	537
Total revenues	11,294	10,636	34,165	31,052

Policyholder benefits	7,597	6,361	21,992	19,739
Operating expenses	4,420	4,837	13,843	13,985
Total benefits and expenses	12,017	11,198	35,835	33,724

Loss before income tax benefit	(723)	(562)	(1,670)	(2,672)

Income tax benefit	(217)	(169)	(501)	(802)

Net loss	$(506)	$(393)	$(1,169)	$(1,870)

Premium information is provided in the table below.

	Quarter ended September 30
	2006	%	2005	%
New premiums:
Group life insurance	$243	(26)	$327	7
Group dental insurance	1,737	59	1,093	(9)
Group disability insurance	354	(29)	500	(33)
Other group insurance	725	(11)	812	36
Total new premiums	3,059	12	2,732	(4)
Renewal premiums	10,298	3	10,027	(6)
Total premiums	$13,357	5	$12,759	(6)

	Nine Months ended September 30
	2006	%	2005	%
New premiums:
Group life insurance	$726	(28)	$1,014	(9)
Group dental insurance	4,779	63	2,928	(40)
Group disability insurance	1,117	(31)	1,614	(41)
Other group insurance	2,560	(1)	2,592	26
Total new premiums	9,182	13	8,148	(25)
Renewal premiums	31,482	6	29,802	1
Total premiums	$40,664	7	$37,950	(6)

Insurance revenues for the Group Insurance segment increased $0.7 million or 6% in the third quarter and $3.1 million or 10% in the nine months. These increases were primarily the result of increases in new and renewal premiums, largely from the dental line. New dental premiums increased $0.6 million or 59% in the third quarter and $1.9 million or 63% for the nine months, compared to a year earlier. Renewal dental premiums remained constant during the third quarter but increased $0.6 million or 4% over last year for the nine months. Reinsurance on premiums decreased 2% in the third quarter and 5% for the nine months, reflecting lower premiums in the group life insurance product line.

Renewal premiums increased for the nine months, in part, due to unrecorded premiums from earlier periods of $0.6 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively.

Policyholder benefits increased $1.2 million or 19% in this segment in the third quarter and $2.3 million or 11% for the nine months of 2006 versus 2005. These increases were primarily from the group life and dental lines. Group life and dental both increased $0.6 million in the third quarter 2006 versus 2005. The nine months increase was primarily from the dental line, which increased $2.1 million over 2005. Unfavorable claims experience in the dental product line and an increase in death benefits in the group life product line contributed to the increases. In addition, claim reserves were increased in the nine months as a result of premium growth in the dental product line. Partially offsetting the increases in dental and life benefits for the nine months compared to last year were declines in stop loss benefits, short-term disability benefits and long-term disability benefits.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses decreased 9% in the third quarter and 1% for the nine months of 2006 compared with the same periods in 2005. The decrease for both periods was due to a decrease in insurance operating expenses partially offset by an increase in commissions, premium taxes and other expenses.

The net loss for this segment totaled $0.5 million for the third quarter of 2006, compared with a net loss of $0.4 million in 2005. The net loss totaled $1.2 million for the nine months of 2006, compared with a net loss of $1.9 million for the first nine months in 2005. Excluding the unrecorded premiums previously discussed, the net loss for this segment would have been $1.6 million for the nine months ended September 30, 2006. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the third quarters and nine months ended September 30, 2006 and 2005 (in thousands):

	Quarter ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005
Insurance revenues:
Premiums	$17,039	$17,779	$51,575	$53,689
Reinsurance ceded	(1,136)	(1,285)	(3,473)	(3,976)
Total insurance revenues	15,903	16,494	48,102	49,713
Investment revenues:
Net investment income	3,219	3,177	9,985	9,575
Realized investment gains (losses)	30	(309)	291	(232)
Other revenues	18	-	23	7
Total revenues	19,170	19,362	58,401	59,063

Policyholder benefits	10,429	10,682	32,419	33,861
Amortization of deferred acquisition costs
and value of business acquired	3,021	3,299	9,661	10,188
Operating expenses	3,791	2,594	10,992	9,695
Total benefits and expenses	17,241	16,575	53,072	53,744

Income before income tax expense	1,929	2,787	5,329	5,319

Income tax expense	574	934	1,598	1,594

Net income	$1,355	$1,853	$3,731	$3,725

Premium information is provided in the table below.

	Quarter ended September 30
	2006	%	2005	%

New premiums	$1,552	(28)	$2,161	13
Renewal premiums	15,487	(1)	15,618	(5)
Total premiums	$17,039	(4)	$17,779	(3)

	Nine Months ended September 30
	2006	%	2005	%

New premiums	$4,737	(14)	$5,489	1
Renewal premiums	46,838	(3)	48,200	(4)
Total premiums	$51,575	(4)	$53,689	(3)

Net income for this segment was $1.4 million in the third quarter of 2006, a 27% decrease from the same period in the prior year. Net income for this segment was $3.7 million in the nine months of both 2006 and 2005. The decrease during the quarter was primarily the result of declines in insurance revenues and an increase in operating expenses in the third quarter of 2006 compared to the prior year. These changes were partially offset by realized investment gains and a decrease in policyholder benefits during the quarter compared to the same period a year ago. During the nine months of 2006 versus 2005, a decline in insurance revenues and an increase in operating expenses were offset by an increase in net investment income, increased realized investment gains, and a decline in policyholder benefits.

Insurance revenues decreased 4% in the third quarter and 3% in the nine months of 2006 compared to 2005. Contributing to the decrease was a decline in new premiums of 28% in the third quarter compared to a year ago. The segment also experienced a decline in new premiums of 14% for the nine months of 2006 versus the same period in the prior year. The decline in new sales is attributed to increased competition and a reduction in the accrual of premiums. In response, Old American has recently made changes to marketing that are intended to have a favorable long-term impact on premium growth. Renewal premiums declined 1% in the third quarter and 3% for the nine months versus a year ago. However, total policyholder benefits declined $0.3 million or 2% for the third quarter and $1.4 million or 4% for the nine months of 2006 relative to 2005, primarily reflecting decreases in death benefits in both the quarter and nine-month periods.

Net investment income increased 1% in the third quarter and 4% in the nine months of 2006 versus 2005, primarily due to lower investment expenses. This segment recorded realized investment gains in both the third quarter and nine months of 2006 versus realized investment losses in the same periods one year ago.

Operating expenses consist of several items that include: commissions and production allowances, expenses associated with operations, insurance related taxes and other expenses. Operating expenses are reduced for the capitalization of commissions and production allowances. Operating expenses increased 46% for the third quarter and 13% through the first nine months of 2006, compared to the same periods of 2005. These increases were primarily due to the result of reduced accrual adjustments in the prior year. Increased salary and benefits and lead production costs also contributed to the increase in 2006 compared to 2005.

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

Net cash used from operations was $6.2 million for the nine months ended September 30, 2006, versus net cash provided from operations of $29.9 million a year earlier. This decline in cash provided was primarily the result of a $3.2 million decrease in immediate annuity premiums received, a $6.4 million increase in paid policyholder benefits, a $7.7 million decrease in accounts payable and other liabilities, a $6.6 million decrease in deposits at Generations Bank, a $7.7 million decline in the amount payable for securities, a $2.6 million increase in accrued investment income, and a $1.1 million increase in other receivables.

Net cash provided from investing activities was $63.5 million for the nine months, up from $31.1 million for the same period in 2005. Cash used for fixed maturity security purchases and mortgage loans decreased $241.2 million and $30.4 million, respectively. Conversely, cash used for real estate purchases increased $33.2 million versus last year. Cash provided from investment maturities and principal paydowns decreased $132.4 million, while cash provided from sales of investments decreased $67.4 million.

Net cash used for financing activities was $65.0 million for the nine months, compared with net cash used of $62.3 million in 2005. Deposits on policyholder account balances decreased $34.7 million and withdrawals from policyholder account balances increased $20.6 million. The Company had a net reduction in borrowed money of $9.2 million for the nine-month period ended September 30, 2006, compared with a net reduction in borrowed money of $58.5 million for the same period a year earlier. Net transfers from separate accounts increased $11.7 million versus the nine months a year earlier.

This information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank (FHLB). The Company also enters into construction loans on real estate development and uses long-term debt in association with real estate investments from time-to-time. At September 30, 2006, all of the Company’s debt had maturities of less than one year. Outstanding balances with the FHLB totaled $17.5 million, and the Company had one construction loan of $0.5 million.

Borrowings totaled $18.0 million at September 30, 2006, down $9.2 million from year-end 2005. The decrease in borrowings is largely due to reductions in borrowing from the FHLB. Short-term borrowings decreased $8.6 million through the first nine months of 2006. The Company has unsecured revolving lines of credit of $60.0 million from two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	September 30	December 31
	2006	2005
Total assets less separate accounts	$4,080,391	$4,190,512
Total stockholders' equity	681,981	680,219
Ratio of stockholders' equity
to assets less separate accounts	17%	16%

The ratio of equity to assets less separate accounts has remained relatively constant, as identified above. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $4.2 million at September 30, 2006 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a decrease of $13.3 million from year-end 2005. The decrease in investments with unrealized gains is primarily attributable to the increase in interest rates during the nine months.

Stockholders’ equity increased $1.8 million from year-end 2005. The increase is primarily the result of an increase in retained earnings from net income less stockholder dividends for the nine months of 2006. Offsetting most of this increase is an increase in accumulated other comprehensive loss, reflecting the aforementioned decline in unrealized investment gains. Consolidated book value per share equaled $57.43 at September 30, 2006, a 1% increase from year-end 2005.

As previously disclosed in a Form 8-K filed on September 8, 2006, the Company entered into an agreement with a broker to allow the Company to purchase shares of its common stock under the authority granted by the Board of Directors, as previously disclosed in the Company’s Form 10-K. The Company may or may not effect share purchases during the term of this agreement. During the nine months of 2006, the Company did not purchase any of its shares under the stock repurchase authorization. Under this authorization, the Company may purchase up to one million shares on the open market during 2006.

On October 30, 2006, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 14, 2006, to stockholders of record as of November 9, 2006.

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
(816) 753-7299, Extension 8216

For Immediate Release: November 1, 2006, press release reporting financial results for the third quarter of 2006.

Kansas City Life Announces Third Quarter 2006 Results

Net income increased 7% for the third quarter at Kansas City Life Insurance Company, rising to $9.5 million or $0.80 per share from $8.9 million or $0.75 per share a year earlier. Net income for the nine months increased 6% to $26.8 million or $2.26 per share from $25.3 million or $2.12 per share in 2005. The increase in earnings for both periods was due to increased revenues, including a 2% increase during the third quarter and a 1% increase for the nine months.

The growth in revenues was $2.3 million during the third quarter and was primarily the result of increased premiums and improvement in realized investment gains. Growth in revenues during the nine months reflected increases in net investment income, realized investment gains, and other revenues totaling $2.6 million.

Deposits from new universal life sales increased 16% for the third quarter and 7% for the nine months. New individual life insurance premiums declined for the third quarter and nine months, but new variable universal life deposits increased for both periods. New deposits from fixed deferred and variable annuities continued to decline due to competitive factors, while group accident and health sales increased for the quarter and year-to-date as a result of improved group dental sales.

Net investment income declined 1% in the third quarter but increased 1% for the nine months. Interest rates have generally increased over the prior year and the increase has helped improve investment yields. Offsetting the improved yields, the Company’s invested assets declined for both the third quarter and the nine months compared with the same periods a year ago. Increased surrenders of life insurance policies and lower sales of annuities contributed to the lower level of invested assets.

Policyholder benefits increased 4% for the third quarter, primarily due to increased death benefits, but decreased 1% for the nine months. Death benefits increased in both the third quarter and nine months compared with the prior year, while interest credited to policyholder account balances declined 1% for the third quarter and 2% for the nine months. Interest credited has declined primarily due to reduced policyholder account balances.

Today’s financial services environment is intensely competitive, but Kansas City Life believes that there are many unique opportunities for success and growth. At Kansas City Life, Security Assured is built and honored over time. The Company’s core strengths of a solid financial base, emphasis on growth, a commitment to those we serve and steady earnings, position us well to meet today’s and tomorrow’s challenges. While we acknowledge the ever-present challenges, we are pleased with the results we have attained and we look forward to continuing the Company’s achievements as we conclude 2006.

Additionally, the Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid November 14, 2006, to shareholders of record as of November 9, 2006.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $450.1 million in 2005, and assets and life insurance in force were $4.6 billion and $30.9 billion, respectively, as of December 31, 2005. The Company and its affiliates operate in 49 states and the District of Columbia. Please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces

Third Quarter 2006 Results

November 1, 2006; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Revenues	$111,370	$109,058	$335,160	$332,541

Net income	$9,526	$8,902	$26,824	$25,287

Net income per share,
basic and diluted	$0.80	$0.75	$2.26	$2.12

Dividends paid	$0.27	$0.27	$0.81	$0.81

Weighted average number of shares outstanding	11,875,104	11,923,181	11,888,046	11,925,389

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: October 30, 2006