Form 10-K
period 2006-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2007-03-01
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 2006 or
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

None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of December 31, 2006, 11,855,497 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2006 of Kansas City Life Insurance Company held by non-affiliates was approximately $171,966,370.

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

PART I.................................................................................................................................	4

Item 1. Business......................................................................................................................	4
Item 2. Properties.....................................................................................................................	5
Item 3. Legal Proceedings............................................................................................................	5
Item 4. Submission of Matters to a Vote of Security Holders..................................................................	5

PART II.................................................................................................................................	6

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities............................................................................................................................	6
Item 6. Selected Consolidated Financial Data......................................................................................	8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................	9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................................	30
Item 8. Financial Statements and Supplementary Data...........................................................................	33
Consolidated Balance Sheets......................................................................................................	33
Consolidated Statements of Income..............................................................................................	34
Consolidated Statements of Stockholders’ Equity.............................................................................	35
Consolidated Statements of Cash Flows........................................................................................	36
Notes to Consolidated Financial Statements....................................................................................	37
Report of Independent Registered Public Accounting Firm..................................................................	68
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................	70
Item 9A. Controls and Procedures..................................................................................................	70
Item 9B. Other Information..........................................................................................................	70

PART III.................................................................................................................................	71

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV.................................................................................................................................	71

Item 15. Exhibits, Financial Statement Schedules................................................................................	71

Signatures................................................................................................................................	73
Supplemental Information............................................................................................................	74

Schedule I – Summary of Investments – Other Than Investments in Related Parties....................................	74
Schedule II – Condensed Financial Information of Registrant...............................................................	75
Schedule III – Supplementary Insurance Information........................................................................	78
Schedule IV – Reinsurance Information........................................................................................	79
Schedule V – Valuation and Qualifying Accounts............................................................................	80

PART I

Item 1. BUSINESS

Kansas City Life Insurance Company (the Company) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.

The Company primarily consists of three insurance companies: Kansas City Life Insurance Company (Kansas City Life) the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American). The Company also has several non-insurance subsidiaries that individually are not material.

Kansas City Life markets its individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life individual insurance products include traditional and interest sensitive products. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. Sunset Life continues as a life insurance company with its current block of business, but without new sales. Sunset Life operates in 43 states and the District of Columbia. Sunset Life’s administrative and accounting operations are part of the Company’s home office operations and administration.

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

The Company has three reportable business segments: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. These products generate approximately 56% of consolidated revenues from customers. Group Insurance segment revenues account for 18% of consolidated revenues from customers and the Old American segment accounts for 26% of consolidated revenues from customers.

The Company and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products. In addition, the Company is a stock life insurance company and is subject to the rules and regulations of the Securities and Exchange Commission (SEC).

The Company and its subsidiaries had 537 full-time employees as of December 31, 2006. The Company considers relations with its employees to be good.

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

Item 2. PROPERTIES

The Company’s home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five-story buildings on an eight-acre site.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS

Kansas City Life Insurance Company

3520 Broadway

Post Office Box 219139

Kansas City, Missouri 64121-9139

Telephone: (816) 753-7000

Fax: (816) 753-4902

Internet: http://www.kclife.com

E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 19, 2007, at Kansas City Life's corporate headquarters.

TRANSFER AGENT

Cheryl Keefer, Assistant Secretary

Kansas City Life Insurance Company

Post Office Box 219139

Kansas City, Missouri 64121-9139

10-K REQUEST

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS

As of January 31, 2007, Kansas City Life had approximately 2,521 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION

Stock Quotation Symbol

NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

	Bid		Dividend
	High	Low		Paid
	(per share)
2006:
First quarter	$53.04	$48.75		$0.27
Second quarter	51.27	41.57		0.27
Third quarter	46.08	41.82		0.27
Fourth quarter	58.97	44.36		0.27
				$1.08
2005:
First quarter	$50.58	$46.29		$0.27
Second quarter	50.90	45.00		0.27
Third quarter	52.55	47.00		0.27
Fourth quarter	51.97	49.73		0.27
				$1.08

A quarterly dividend of $0.27 per share and a special dividend of $2.00 per share were paid February 13, 2007.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(amounts in thousands, except share data)

	2006	2005	2004	2003	2002
Revenues:
Insurance revenues	$235,154	$238,495	$250,101	$272,644	$248,581
Net investment income	196,280	194,608	197,975	194,763	194,235
Realized investment gains (losses)	5,621	6,113	45,929	(29,280)	(18,240)
Other revenues	11,349	10,312	8,468	9,387	14,779
Total revenues	$448,404	$449,528	$502,473	$447,514	$439,355

Net income	$36,918	$36,184	$57,687	$14,793	$31,549

Per common share:
Net income, basic and diluted	$3.11	$3.03	$4.83	$1.24	$2.63

Cash dividends to stockholders	$1.08	$1.08	$1.08	$1.08	$1.08

Stockholders' equity	$57.72	$57.07	$58.00	$54.04	$49.81

Assets	$4,460,422	$4,558,372	$4,666,146	$4,549,687	$3,865,252
Notes payable	14,700	27,282	92,220	133,670	97,241
Stockholders' equity	684,304	680,219	692,896	644,438	597,497
Life insurance in force	$31,261,016	$30,949,501	$30,980,928	$32,216,624	$26,591,093

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2006 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

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

Sunset Life is a life insurance and annuity carrier and is licensed in 43 states and the District of Columbia. To improve the efficiency of marketing efforts, the Sunset Life sales force has been integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life effective January 1, 2006. Sunset Life continues as a life insurance company with its existing block of business, and without new sales.

Old American provides individual insurance products designed to meet final expense needs. Old American is licensed in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products and mutual funds.

Business Changes

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

In 2006, the Company entered into a Master General Agent and Marketing Agreement with American Republic Insurance Company (American Republic) under which American Republic agents market Kansas City Life’s insurance products. For segment reporting purposes, sales under this agreement are reflected in the Individual Insurance segment.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;
•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	Customer and agent response to new products, distribution channels and marketing initiatives;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, interest rates and equity market performance. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 – Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Deposits relate to insurance products that include universal life, variable life, variable annuities, fixed deferred annuities and deposit products without life contingencies. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue, but revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided. Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are measures of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use, including individual and bulk arrangements on both coinsurance and mortality/morbidity only basis. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and surplus strain. At the customer level, reinsurance increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that could not otherwise be made available. Reinsurance is an actively managed tool that has increased in importance over recent years and will continue to play a role in the Company’s future. Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

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

The Company considers the following assumptions to be of significance when evaluating the amortization of DAC and VOBA: expected mortality, interest spreads, surrender rates and expense margins. Mortality relates to the occurrence of death. Interest spreads are the difference between the investment returns earned and the crediting rates of interest applied to policyholder account balances. Surrender rates relate to the relative volume of policy terminations. Expense margins involve the expenses incurred for maintaining and servicing in-force policies.

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of DAC and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the long-term assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The balances of DAC and VOBA are immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment in the amount of DAC or VOBA amortized. These adjustments can be positive or negative. The impact of unlocking adjustments from the changes in estimates for the periods reported are included in the sections Consolidated Results of Operations and Operating Results by Segment.

The following table reflects the estimated pre-tax impact to DAC and VOBA on universal life, variable universal life, and fixed and variable deferred annuity products; that could occur in a given year for an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting Estimate	Determination Methodology	Potential One-time Pre-tax Effect on DAC, VOBA and Related Items
Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $5.0 million.
Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.4 million.
Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $4.1 million.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $1.9 million.

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources.

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

At the end of each quarter, all securities are reviewed to determine whether impairments should be recorded. For those securities where fair value is less than ninety percent of amortized cost for six consecutive months or more, a detailed analysis is prepared which focuses on each issuer’s ability to service its debts and the length of time and extent the security has been valued below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the current fair value of the security as compared to cost, (2) the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, and (4) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

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

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. A valuation allowance against deferred income tax assets may be required, if future taxable income is not expected.

Pensions and Other Postretirement Benefits

The measurement of pension and other postretirement benefit obligations and costs depends on a variety of assumptions. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, employee turnover, expected compensation increases, health care claim costs, heath care cost trends, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost. See Note 7 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

Consolidated Results of Operations

Summary

The Company’s net income increased $0.7 million in 2006, versus the prior year, to a total of $36.9 million. Net income per share increased 3% in 2006 to $3.11, compared with $3.03 for 2005, but declined from $4.83 in 2004. The improved results for the year ended 2006 was largely due to an increase in net investment income and decreases in policyholder benefits, interest credited to policyholder account balances, and amortization of DAC and VOBA. These favorable changes were partially offset by a decline in insurance revenues and increased operating expenses. The decline in 2006 net income compared with the 2004 results were due to the sale in 2004 of a significant real estate holding that generated a $26.4 million realized investment gain, net of income taxes. Excluding the significant real estate transaction in 2004, the decline in revenues in 2005 compared with 2004 were more than offset by declines in benefits and expenses.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows. The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits. New deposits are also detailed by product.

Total premiums declined 2% in 2006 following a 5% decline in 2005. The decline in 2006 from 2005 was primarily due to lower sales of immediate annuities, and the decline in 2005 from 2004 was primarily due to reduced immediate annuity and group accident and health sales and renewal premiums. New individual life premiums declined 6% in 2006 and 2% in 2005, while new immediate annuity premiums declined 41% in 2006 and 14% in 2005. The Company’s marketing plan has been to focus its primary growth strategies on its individual life business and to grow the business through its existing field force, including the addition of new agents and general agents. As a result of the emphasis on individual life insurance sales, a decline in annuity sales has occurred. The decline in individual life sales in 2006 was primarily the result of lower sales through third-party marketing arrangements, specifically GuideOne Insurance agents. This was primarily due to a change in marketing emphasis by GuideOne Insurance to increase sales of property casualty policies. In addition, sales within the Old American business segment have declined due to increased competition. As identified earlier, the Company has entered into a marketing agreement with American Republic Insurance Company whereby American Republic will market Kansas City Life’s life insurance products. This agreement makes available nearly 600 career sales representatives to sell these products. It is anticipated that American Republic agents will contribute significantly to individual life sales in the future.

Total group premiums grew 6% in 2006 but declined 5% in 2005. The increase in 2006 was largely the result of a 17% increase in new group accident and health sales, primarily from the group dental product line. New group life insurance declined 23% in 2006 and 12% in 2005.

	2006	%	2005	%	2004
New premiums:
Individual life insurance	$12,242	(6)	$13,092	(2)	$13,420
Immediate annuities	7,174	(41)	12,159	(14)	14,137
Group life insurance	1,020	(23)	1,327	(12)	1,507
Group accident and health insurance	11,267	17	9,612	(18)	11,755
Individual accident and health insurance	-	-	-	100)	416
Total new premiums	31,703	(12)	36,190	(12)	41,235
Renewal premiums	143,934	1	143,157	(3)	147,646
Total premiums	$75,637	(2)	$179,347	(5)	$188,881

New deposits declined 26% in 2006 and 25% in 2005, largely as a result of decreases in fixed deferred and variable annuity sales. The declines can be attributed to increased competition and the emergence of alternative products.

New universal life deposits increased 1% in 2006 but declined 7% in 2005. The increase in the sale of universal life products positively reflects the increased emphasis on the sale of life insurance products. New variable universal life products increased 7% in 2006 but declined 35% in 2005.

Renewal deposits declined 11% in 2006 but increased 1% in 2005. The decline in 2006 primarily resulted from decreases in renewal deposits from fixed deferred annuities and variable annuities of 35% and 19%, respectively.

	2006	%	2005	%	2004
New deposits:
Universal life insurance	$10,117	1	$10,004	(7)	$10,784
Variable universal life insurance	2,372	7	2,210	(35)	3,407
Fixed deferred annuities	29,815	(40)	49,698	(29)	69,769
Variable annuities	21,507	(14)	24,894	(23)	32,356
Total new deposits	63,811	(26)	86,806	(25)	116,316
Renewal deposits	139,139	(11)	155,807	1	154,817
Total deposits	$202,950	(16)	$242,613	(11)	$271,133

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased $3.3 million or 1% to $235.2 million in 2006 versus a decrease of $11.6 million or 5% to $238.5 million in 2005. The decline in 2006 was largely the result of a $5.0 million decrease in immediate annuity premiums and a $1.5 million decrease in individual life premiums. These changes were partially offset by a $2.8 million increase in accident and health premiums, which was largely the result of increased group dental sales. The decline in 2005 premiums was primarily due to decreased sales of immediate annuities and group accident and health insurance.

Contract charges were flat in 2006 versus a decline of 1% in 2005, which occurred as a result of a $1.0 million decrease from an unlocking adjustment.

Contract charges consist of cost of insurance, expense loads, unearned revenues and surrender charges. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Reinsurance ceded declined $0.6 million to $55.0 million in 2006 from $55.6 million in 2005. In 2004, reinsurance ceded was $54.5 million. The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims.

Insurance revenues are affected by the level of new sales, the type of products sold, and the persistency of policies, all of which may be influenced by economic conditions, as well as competitive forces. Consumers continue to desire a broad portfolio of products with safety and competitive return objectives, which the Company strives to provide. The Company offers a broad range of products, including variable insurance products, which allow policyholders to participate in both the equity and fixed income markets. Interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Investment Revenues

Net investment income increased 1% in 2006 but declined 2% in 2005 from 2004. Net investment income was $196.3 million in 2006, compared with $194.6 million in 2005 and $198.0 million in 2004. The increase in net investment income in 2006 resulted from reduced investment expenses, primarily due to lower real estate expenses. In 2005, investment expenses increased due to increased real estate expenses. Negatively affecting net investment income in 2006, total invested assets declined versus the prior year and were offset by a slight increase in investment yields. In 2005, total invested assets declined versus the prior year and investment yields declined slightly versus 2004.

Net investment income was largely composed of securities related activity, which includes fixed maturity securities, equity securities and short-term investments. Net investment income also includes income from mortgage loans, real estate and policy loans. Investment income was net of investment expenses. Investment income on securities related activity declined less than $0.6 million or 1% in 2006 compared with 2005. This same activity in 2005 compared with 2004 increased 2% or $2.7 million. Income from fixed maturity securities decreased 1% compared with 2005 but increased 2% in 2005 compared with 2004. In 2006, investment income from equity securities increased 26%, while in 2005 a decrease in equity securities accounted for a $0.7 million or 16% decrease in equity security investment income.

Investments in mortgage loans increased $13.4 million during 2006, but investment income from mortgage loans decreased $1.1 million or 3% for the year. Despite a $28.0 million increase in mortgage loan assets in 2005, mortgage loan investment income declined $0.5 million or 1%. The reduced income in both years reflects a decline in available yields on new mortgages and the impact of the prepayment of loans with rates higher than those of new loans.

Real estate investments increased $28.9 million in 2006 compared with 2005, but many of these new investments were development properties where the income stream is less than those of mature properties. As such, investment income from real estate investments declined 5% in 2006 compared with 2005. In 2005, following the sale of a substantial real estate holding in Arizona in late 2004, real estate income declined $5.2 million or 40%.

Short-term investment income increased $0.3 million in 2006 over 2005 and $0.8 million in 2005 compared with 2004.

The Company loans money to its policyholders, secured by the cash value of the policy. Investment income from policy loans declined by $0.5 million in 2006 and $0.6 million in 2005 from a total of $7.8 million in 2004. The decline in investment income from policy loans is directly related to the decline in the amount of loans outstanding.

The Company recorded net realized investment gains in 2006 of $5.6 million, down slightly from $6.1 million in 2005. In 2004, net realized investment gains were $45.9 million. The realized investment gains were primarily the result of the sale of real estate investment properties in all three years, including $4.2 million, $6.8 million and $44.7 million in realized investment gains from real estate in 2006, 2005 and 2004, respectively. The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

Realized Investment Gains and Losses	2006	2005	2004
Gross gains resulting from:
Sales of investment securities	$3,550	$3,991	$8,545
Investment securities called	1,142	989	1,242
Sales of real estate	4,159	7,678	44,735
Other investment gains	1	905	443
Total gross gains	8,852	13,563	54,965
Gross losses resulting from:
Sales of investment securities	(1,151)	(6,009)	(8,237)
Write-downs of investment securities	(1,060)	-	(555)
Investment securities called	(593)	(599)	(476)
Sales of real estate	-	(927)	-
Other investment losses	(173)	-	(72)
Total gross losses	(2,977)	(7,535)	(9,340)
Amortization of DAC and VOBA	(254)	85	304
Realized investment gains	$5,621	$6,113	$45,929

The Company realizes investment gains and losses from several other sources. Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price. Depending upon the terms of the call provision and price at which the security was purchased, a realized gain or loss may be realized. Sales and calls of investments in securities resulted in net realized gains of $2.9 million in 2006, a realized loss of $1.6 million in 2005 and a realized gain of $1.1 million in 2004. Other sources of realized investment gains and losses include write-downs of investment securities, changes in the Company’s valuation reserve for losses in the commercial mortgage portfolio and other miscellaneous investment gains and losses.

The Company has a long history of investing in real estate. Real estate investments were $110.8 million at December 31, 2006 and $81.9 million at December 31, 2005. Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The Company also invests in unimproved land for future development. Properties have been acquired through individual purchases, build-to-suit and speculative development, and acquisition of other life insurance company investment portfolios. The Company generally maintains its ownership interest in these properties with the long-term intention of earning positive cash flow and income by leasing the properties along with the expectation of realizing capital appreciation upon sale, as evidenced by realized investment gains from sales illustrated in the table above. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.

The following table provides credit quality information on fixed maturity securities as determined by one of the nationally recognized ratings firms as of December 31, 2006.

			% of
Investment	Amortized	Fair	Fair
Quality	Cost	Value	Value

Investment grade	$2,571,075	$2,568,942	94
Below investment grade
(rated BB or lower)	147,885	150,497	6
	$2,718,960	$2,719,439

The Company's analysis of securities at year-end 2006 resulted in the determination that one security had an other-than-temporary decline and was written down by $1.1 million. This security was below cost by 20% or more for more than twelve consecutive months. In 2005, the Company had no securities that it identified as other-than-temporarily impaired. One security was determined to be other-than-temporarily impaired in 2004, and this security was written-down by $0.6 million. At year-end 2005 and 2004, there were no investment securities that were below cost by 20% or more for more than six consecutive months. For a discussion of unrealized losses see Note 2 – Investments in the Notes to Consolidated Financial Statements.

The following table provides asset class detail of the investment portfolio. Fixed maturity and equity securities represented 80% of the entire investment portfolio at December 31, 2006 and 2005.

Percent of Invested Assets	2006		2005
	Amount	%	Amount	%
Fixed maturity securities	$2,719,439	78	$2,865,476	79
Equity securities	52,351	1	52,775	2
Mortgage loans	472,019	14	458,668	13
Real estate	110,773	3	81,870	2
Policy loans	96,218	3	101,088	3
Short-term	41,037	1	46,383	1
Other	3,182	-	2,179	-
Total	$3,495,019	100	$3,608,439	100

The securities portfolio had unrealized gains before taxes of $2.7 million at year-end 2006 compared with $35.2 million at year-end 2005. The portfolio was broadly diversified across sectors. A variety of measures have been employed to manage the portfolio’s credit and interest rate risks, as discussed later in this document in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Mortgage loans comprised 14% of the investment portfolio at December 31, 2006, up slightly from 13% of the investment portfolio at the end of 2005. Approximately 97% of the mortgages are commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past three years. Prepayments declined in 2006, as mortgage loan rates were higher than the prior year. The portfolio’s carrying value exceeded its estimated fair value by $0.3 million at year-end 2006 but the estimated fair value exceeded the carrying amount by $7.7 million as of year-end 2005. The Company does not hold mortgage loans of any borrower that exceed 5% of stockholders’ equity.

Real estate investments represented approximately 3% of the investment portfolio at year-end 2006, up from 2% at year-end 2005. The real estate properties’ estimated fair value is well above the carrying value.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $1.9 million or 1% in 2006 compared with 2005, as a result of the increase in benefits paid being more than offset by the decrease in the reserves established on these benefits. In addition, in 2006 a decrease in immediate annuity premiums resulted in a decrease in reserves for future policy benefits. Policyholder benefits declined $8.5 million or 5% in 2005 compared with 2004. The decline reflects lower death benefits and a decrease in immediate annuity premiums, which also resulted in a decrease in reserves for future policy benefits.

The largest component of policyholder benefits is death benefits. Death benefits increased 2% in 2006 compared with 2005 and increased 1% in 2005 versus 2004. Mortality increased in 2006 compared with 2005 but was less in 2005 compared with 2004. However, mortality was within the range of anticipated mortality experience for both years.

Policyholder benefits for the group accident and health product line increased $2.2 million or 11% in 2006 compared with 2005, largely as the result of an increase in group dental benefits paid. These same benefits declined in 2005, primarily due to the elimination of certain dental third-party marketing arrangements established in prior years.

Interest Credited to Policyholder Account Balances

Interest credited to policyholder account balances declined $4.0 million or 4% in 2006, and $4.8 million or 5% in 2005. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and policyholder account balances. Policyholder account balances are impacted by deposits, benefits, surrenders and contract charges. The decline in interest credited for both 2006 and 2005 was due to the combination of reduced policyholder account balances and lower crediting rates. Policyholder account balances declined $87.3 million in 2006 and $17.4 million in 2005. The average interest rate credited to policyholder account balances was 4.32% in 2006, 4.37% in 2005 and 4.59% in 2004.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $34.9 million in 2006 compared with $35.6 million in 2005 and $36.1 million in 2004. The Company unlocked certain DAC assumptions which reduced amortization by $0.7 million in 2006, $2.2 million in 2005, $0.1 million in 2004. DAC profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. As warranted by a combination of historical results and expected future trends, the Company may unlock these assumptions and, accordingly, increase or decrease deferred acquisition costs.

During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which is a correction of an understatement of the capitalization of DAC in prior periods, is not material to the current or any prior period financial statements.

The amortization of VOBA was $6.7 million in 2006, $6.8 million in 2005 and $7.4 million in 2004.

Reinsurance

The Company reinsures certain risks with unaffiliated insurance companies under traditional indemnity reinsurance arrangements. These arrangements include yearly renewable term agreements and coinsurance agreements. The Company enters into these agreements to assist in diversifying risks and to limit the maximum loss from risks on certain policies. The ceded reinsurance agreements do not relieve the Company of its obligations to its policyholders. As such, the Company monitors the ongoing ability of the reinsurers to perform under the terms of the reinsurance agreements.

Premiums are reported on a gross basis, with separate reporting for premiums ceded under reinsurance agreements. Policyholder benefits and expenses are reported net of reinsurance ceded, which included the following amounts.

	2006	2005	2004
Policyholder benefits and expenses
ceded under reinsurance	$56,797	$56,327	$56,921

Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the balance sheet. A reinsurance receivable is established for such balance sheet items. Reinsurance related to policy and claim reserves ceded of $143.5 million and $141.3 million, are included in the reinsurance receivables as of December 31, 2006 and 2005, respectively. Ceded benefits recoverable from reinsurers were $16.0 million and $14.8 million as of December 31, 2006 and 2005, respectively.

The Company’s overall reinsurance strategy has not changed during the periods addressed in this report. However, the Company has implemented changes to its reinsurance on certain new products by reducing the amount of coverage that is reinsured. These changes have been made primarily due to the increased cost of reinsurance currently available in the market.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. In total, operating expenses increased 4% in 2006 over 2005 but declined 7% in 2005 compared with 2004. Operating expenses increased in 2006 over 2005 primarily due to an increase in salary expense and employee and agent benefits. The decline in 2005 from 2004 reflects expense savings realized in the consolidation of GuideOne into the home office, reduced pension and postretirement benefit costs and reduced agent benefit plan expense.

Income Taxes

The Company recorded income tax expense of $14.3 million or 28% of income before tax in 2006, compared to income tax expense of $13.4 million or 27% of income before tax in 2005. The increase in the tax expense in 2006 versus 2005 was due to higher income before tax and the under accrual of prior year taxes, partially offset by a decrease in contingent tax liabilities. In 2004, the Company recorded an income tax expense of $24.0 million or 29% of income before tax for 2004. The decline in the tax expense in 2005 versus 2004 was the result of substantial realized investment gains recorded in 2004, primarily as a result of the substantial sale of real estate that occurred in 2004. Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses and affordable housing tax credits.

The income tax rate in the three years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a tax benefit of $2.9 million or 6% in 2006, $3.0 million or 6% in 2005 and $4.2 million or 5% in 2004.

The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. In 2006, the Company’s income tax expense was reduced by $0.7 million or 1% of income before tax, due to a decrease in contingent tax liabilities relating to the 2003 through 2005 tax years. The Company reported no change in the tax contingency balance in 2004 and 2005.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, stop loss and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2006	2005	2004
Insurance revenues:
Premiums	$53,791	$58,001	$62,375
Contract charges	114,496	114,745	115,710
Reinsurance ceded	(41,069)	(40,584)	(38,193)
Total insurance revenues	127,218	132,162	139,892
Investment revenues:
Net investment income	182,766	181,311	184,393
Realized investment gains	5,300	6,488	46,026
Other revenues	10,717	9,641	6,740
Total revenues	326,001	329,602	377,051

Policyholder benefits	95,603	99,294	106,087
Interest credited to policyholder account balances	94,648	98,637	103,464
Amortization of deferred acquisition costs
and value of business acquired	29,904	29,011	29,779
Operating expenses	59,952	56,638	61,855
Total benefits and expenses	280,107	283,580	301,185

Income before income tax expense	45,894	46,022	75,866

Income tax expense	12,726	12,383	22,761

Net income	$33,168	$33,639	$53,105

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products and contract charges. Traditional insurance products principally include term life and immediate annuities. Contract charges are collected from interest sensitive insurance products, including universal life, fixed deferred annuities and variable life and annuities. In 2006, this segment received 32% of its direct insurance revenues from premiums on traditional products, down from 34% in 2005 and 35% in 2004. The decline in premiums has primarily been the result of lower sales of immediate annuities. Over the past three years, the Company has focused its distribution efforts on life insurance sales, and a declining volume of annuity sales has resulted.

This segment’s products are primarily marketed through a nationwide sales force of independent general agents. The Individual Insurance segment is central to the Company’s overall performance and generated 90% of consolidated net income in 2006. Customer revenues consist of insurance revenues and other revenues. This segment produced 56% of consolidated customer revenues in 2006.

Premium information is provided in the table below. New premiums declined $5.0 million or 27% in 2006, $2.1 million or 11% in 2005. The decline in 2006 was due to lower sales of immediate annuities resulting from increased competition and changing consumer preferences. In addition, new sales by GuideOne agents declined, primarily in response to a change in marketing emphasis by GuideOne Insurance to increase sales of property casualty policies. New premiums for individual life insurance were flat in 2006, as the growth in new life insurance sales through the Company’s independent general agents offset the impact of reduced sales through GuideOne agents. New premiums for life insurance increased 5% in 2005. Premiums from immediate annuities declined $5.0 million or 41%, following a $2.0 million decline in 2005. Renewal premiums increased $0.8 million or 2% in 2006, after decreasing by 5% in 2005.

	2006	%	2005	%	2004
New premiums:
Individual life insurance	$5,961	-	$5,944	5	$5,679
Immediate annuities	7,174	(41)	12,159	(14)	14,137
Individual accident and health insurance	-	-	-	(100)	416
Total new premiums	13,135	(27)	18,103	(11)	20,232
Renewal premiums	40,656	2	39,898	(5)	42,143
Total premiums	$53,791	(7)	$58,001	(7)	$62,375

Deposit information is provided in the table below. New deposits declined 26% in 2006 and 25% in 2005. New fixed deferred annuity deposits and variable annuity deposits declined 40% and 14% in 2006, and 29% and 23% in 2005, respectively. The lower sales of fixed deferred and variable annuity deposits can be attributed to increased competition, changing consumer preferences and the emergence of alternative products. New universal life deposits increased 1% in 2006 over 2005, and new variable universal life deposits increased 7% in 2006 compared with 2005. These same deposits declined 7% and 35%, respectively, in 2005 versus 2004. Universal life deposits have been a primary focus for sales and marketing as part of the increased emphasis on individual life products. This increase in individual life products was achieved in spite of a significant decline in sales from the GuideOne agents. As previously mentioned, the GuideOne sales decline was due to a change in marketing emphasis by GuideOne Insurance towards the sale of property casualty policies. Finally, a new marketing agreement was entered into during 2006 with American Republic, and its field force of nearly 600 agent representatives have begun to offer Kansas City Life products to its customers. It is anticipated that GuideOne and American Republic agents will contribute significantly to individual life sales in the future.

	2006	%	2005	%	2004
New deposits:
Universal life insurance	$10,117	1	$10,004	(7)	$10,784
Variable universal life insurance	2,372	7	2,210	(35)	3,407
Fixed deferred annuities	29,815	(40)	49,698	(29)	69,769
Variable annuities	21,507	(14)	24,894	(23)	32,356
Total new deposits	63,811	(26)	86,806	(25)	116,316
Renewal deposits	139,139	(11)	155,807	1	154,817
Total deposits	$202,950	(16)	$242,613	(11)	$271,133

Insurance revenues decreased 4% in 2006 and 6% in 2005. A decline in immediate annuity sales, combined with slightly lower contract charges accounted for the revenue decrease. In 2005, a decline in new premiums, from lower sales of immediate annuities and an unlocking in contract charges, combined with an increase in reinsurance ceded premiums, accounted for the revenue decrease.

Contract charges declined $0.2 million in 2006 following a $1.0 million decrease in 2005. Contract charges declined in 2005 as the result of an unlocking adjustment. Contract charges consist of cost of insurance, expense loads, unearned revenues and surrender charges. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Net investment income increased 1% in 2006 but declined 2% in 2005. Investment income is primarily driven by changes in interest rates, asset levels and investment expenses. Investment yields increased in 2006 over 2005 but declined in 2005 versus 2004. The asset level declined in 2006 but increased in 2005. In addition, investment expenses declined in 2006, reflecting reduced real estate expenses and a decline in interest expense from reduced notes payable.

Policyholder benefits consist of death benefits (mortality), annuity benefits, individual accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased

$3.7 million or 4% in 2006 compared with 2005 and $6.8 million or 6% in 2005 versus 2004. Benefit payments in 2006 increased versus the prior year but were more than offset by the decrease in established reserves. In addition, immediate annuity premium receipts declined in both 2006 and 2005, which contributed to the decline in policyholder benefits because of the resulting decrease in reserves for future policy benefits.

Death benefits increased 5% in 2006 but declined 2% in 2005. Death benefits will fluctuate from period-to-period. Although death benefits increased in 2006 and 2005, both years were within the range of anticipated mortality.

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances. Account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances decreased $4.0 million in 2006 compared with 2005 and $4.8 million in 2005 versus 2004. The declines in both years were due to the combination of reduced policyholder account balances and lower crediting rates.

The amortization of deferred acquisition costs (DAC) has fluctuated over the past three years due to unlocking adjustments for assumption changes, that reflect increased expected profit margins in future years. The impact of unlocking adjustments on the amortization of DAC were reductions to amortization as follows: $0.7 million in 2006, $2.2 million in 2005, and $0.1 million in 2004. The amortization of the value of business acquired (VOBA) also decreases in line with the profit expectations on the acquired block of business. There were no unlocking adjustments for VOBA for the three years presented.

Operating expenses include commissions, net of the capitalization of certain commissions, expenses on operations and other expenses. Commissions and capitalization of those commissions decreased in both 2006 and 2005. Operating expenses increased $3.3 million in 2006 but decreased $5.2 million in 2005. Expenses increased in 2006 primarily due to an increase in salary expense and employee and agent benefits. In 2005, operating expenses decreased primarily due to expense savings realized from the consolidation of GuideOne into the home office, reduced pension and postretirement benefit costs and reduced agent benefit plan expense.

Net income in this segment decreased 1% in 2006 over 2005. Net income for 2005 decreased 37% compared with 2004. The decrease in 2006 reflected reduced revenues that were partially offset by reduced total benefits and expenses, and increased income taxes. The decrease in 2005 was primarily due to substantial realized investment gains in 2004. Income excluding realized investment gains, net of tax, increased 1% in 2006 compared with 2005 and 27% in 2005 versus 2004. These increases primarily reflect reduced policyholder benefits and interest credited to policyholder account balances. Non-insurance subsidiaries are included in this segment, but they are not material to results of the segment.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2006	2005	2004
Insurance revenues:
Premiums	$54,065	$50,783	$53,520
Reinsurance ceded	(9,488)	(9,913)	(10,552)
Total insurance revenues	44,577	40,870	42,968
Investment revenues:
Net investment income	272	233	323
Other revenues	608	661	1,728
Total revenues	45,457	41,764	45,019

Policyholder benefits	28,596	25,950	27,959
Operating expenses	19,114	19,220	19,710
Total benefits and expenses	47,710	45,170	47,669

Loss before income tax benefit	(2,253)	(3,406)	(2,650)

Income tax benefit	(676)	(1,022)	(795)

Net loss	$(1,577)	$(2,384)	$(1,855)

The Company offers several insurance products in the Group Insurance segment: dental, group life, short and long-term disability, and vision. The Group Insurance segment markets its group products primarily to small and mid-size organizations. Products are sold through group representatives targeting a nationwide network of independent general agents and group brokers, along with the Company’s career general agents. This sales network is Group’s core distribution system. Additionally, the Company enters into selective third-party marketing arrangements to market group products. In 2006, this segment generated 18% of the Company’s customer revenues.

The group market is highly competitive and group policies are periodically reviewed to ensure they conform to target claims, expenses and profit objectives. Renewal terms that meet target pricing objectives are communicated to the group policyholder who may then decide to seek alternative bids from competing carriers.

As of year-end 2006, this segment exited the stop loss market. The stop loss product line was being offered through an independent managing general underwriter, which also provided third-party administration. During the fourth quarter of 2006, the independent managing general underwriter was acquired by another organization, which then terminated the agreement. The Company will continue to focus on its core products and services, but may re-enter the stop loss market at a later date.

On January 1, 2005, the Company sold its administrative claims paying services, KCL Benefit Solutions, to The Epoch Group, L. C. for $0.2 million in order to concentrate more directly on its core products. As a result of this sale, other revenues and operating expenses declined in 2005 compared to the prior year. Other revenues for the Group Insurance segment declined $1.1 million or 62% in 2005 compared with 2004.

The Group Insurance segment has experienced net losses in each of the three years presented. Improvement efforts continue to be focused in three primary areas. First, emphasis is being placed on growing the in-force business to achieve better expense ratios from fixed costs and overhead. This will be achieved through increased individual productivity of the existing group representatives and through a continued expansion of the group distribution system. The second area of focus for improvement is to increase the use of technology to achieve improved administrative efficiency and reduce expenses. The third area of focus is to add new products to the portfolio, particularly voluntary products which tend to be more profitable and are increasingly becoming a larger share of the group marketplace.

Premium information is provided in the table below. New premiums increased 12% in 2006 over 2005. However, new premiums were down 18% in 2005 compared with 2004. The growth in premiums in 2006 was largely the result of a $2.4 million or 59% increase in dental premiums compared with 2005. This growth was the result of the focus on improved production through internal agents and representatives, one of the primary areas of targeted improvement. In

2005, the growth in new premiums for short-term disability and stop loss insurance was more than offset by a decline in new premiums for long-term disability and dental insurance. New group life premiums declined 23% in 2006 and 12% in 2005.

Renewal premiums increased $1.9 million or 5% in 2006, reflecting improved persistency and the recognition of previously unrecorded premiums from earlier periods of $0.6 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. Renewal premiums declined 1% in 2005 compared to 2004. Total group premiums increased $3.3 million in 2006 compared with a decline of $2.7 million or 5% in 2005.

	2006	%	2005	%	2004
New premiums:
Group life insurance	$1,020	(23)	$1,327	(12)	$1,507
Group dental insurance	6,524	59	4,112	(31)	5,956
Group disability insurance	1,454	(26)	1,971	(38)	3,157
Group stop loss insurance	2,971	(10)	3,283	33	2,477
Other group insurance	318	29	246	49	165
Total new premiums	12,287	12	10,939	(18)	13,262
Renewal premiums	41,778	5	39,844	(1)	40,258
Total premiums	$54,065	6	$50,783	(5)	$53,520

The Company has used reinsurance in several of its group product lines to help mitigate risk. Reinsurance on premiums declined $0.4 million or 4% in 2006 and $0.6 million or 6% in 2005. As previously mentioned, the Company exited the stop loss market at the end of 2006. While new premiums for stop loss are shown in the table above, a major portion of these premiums was reinsured. Reinsurance ceded on stop loss premiums was significant in order to manage the potential risks associated with this product line and was $2.0 million in 2006, $2.3 million in 2005 and $1.6 million in 2004.

Insurance revenues increased $3.7 million or 9% in 2006 compared with 2005, reflecting increased premiums and reduced reinsurance ceded on premiums. In 2005, insurance revenues declined $2.1 million or 5% compared with 2004.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $2.6 million or 10% in 2006, reflecting an increase in dental benefits and death benefits. Policyholder benefits declined $2.0 million or 7% in 2005, primarily due to the discontinuation of certain third-party marketing arrangements that did not meet profit expectations.

Operating expenses in this segment include commissions, expenses associated with operations, insurance related taxes and other expenses. Expenses associated with operations in this segment are specifically and directly identified, but also include allocated expenses. Operating expenses in this segment declined 1% in 2006 and 2% in 2005. The reduction in 2006 was due to reduced salary costs, as a result of a reduction in third-party arrangements and improvements in processing and technology. The reduction in operating expenses was achieved in spite of a $0.7 million increase in a legal expense contingency reserve and a $0.3 million increase in commissions over 2005. In 2005, the reductions were due to a decrease in commissions related to the decline in sales and a decrease in operating expenses due to reductions in staffing from the sale of the administrative claims paying services, KCL Benefit Solutions.

The net loss in the Group Insurance segment decreased $0.8 million or 34% in 2006, primarily resulting from improvement in insurance revenues. In 2005, the net loss increased $0.5 million compared with 2004, primarily due to the decline in revenues. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American

The following table presents financial data of the Old American business segment for the years ended December 31.

	2006	2005	2004
Insurance revenues:
Premiums	$68,355	$71,107	$73,571
Reinsurance ceded	(4,422)	(5,100)	(5,745)
Total insurance revenues	63,933	66,007	67,826
Investment revenues:
Net investment income	13,242	13,064	13,259
Realized investment gains (losses)	321	(375)	(97)
Other revenues	24	10	-
Total revenues	77,520	78,706	80,988

Policyholder benefits	43,596	44,449	44,142
Amortization of deferred acquisition costs
and value of business acquired	11,730	13,418	13,698
Operating expenses	14,588	13,830	14,681
Total benefits and expenses	69,914	71,697	72,521

Income before income tax expense	7,606	7,009	8,467

Income tax expense	2,279	2,080	2,030

Net income	$5,327	$4,929	$6,437

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories. This segment provides agents with sales leads using direct response marketing. This segment produced 26% of consolidated customer revenues in 2006. Old American’s net income increased 8% to $5.3 million in 2006, reflecting reduced policyholder benefits from improved mortality and a reduction in the amortization of deferred acquisition costs. Net income declined 23% to $4.9 million in 2005 from 2004, primarily from reduced premiums. In 2006 this segment provided 14% of consolidated net income.

Premium information is provided in the table below. New premiums decreased 12% in 2006 and 8% in 2005. The sale of final expense products is highly competitive and the decline in premiums reflects increased competition. Renewal premiums decreased 3% in both 2006 and 2005. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In 2006, Old American made modifications to its product rate structure to improve its competitive positioning.

	2006	%	2005	%	2004

New premiums	$6,281	(12)	$7,148	(8)	$7,741
Renewal premiums	62,074	(3)	63,959	(3)	65,830
Total premiums	$68,355	(4)	$71,107	(3)	$73,571

Net investment income increased 1% in 2006, reflecting reduced investment expenses. The impact of increased investment yields was offset by reduced investment assets in 2006. In addition, reduced investment expenses, which largely resulted from reduced interest expense on notes payable, contributed to the increase in net investment income. Net investment income declined 1% or $0.2 million in 2005, due to the combination of lower investment yields and slightly lower investment asset levels. Old American had realized investment gains in 2006 of $0.3 million but had realized investment losses of $0.4 million in 2005.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 2% in 2006, reflecting reduced mortality, but increased 1% or $0.3 million in 2005. Death benefits decreased in 2006 but increased in 2005. Partially offsetting the decrease in death benefits in 2006 was an increase in reserves.

The policyholder benefit ratio (policyholder benefits divided by total revenues, excluding realized investment gains and losses) remained consistent in 2006 compared with 2005 but was higher than 2004. Lower revenues, primarily from reduced premiums, more than offset the decreased policyholder benefits. These results are largely reflective of the combined effect of a decline in premiums and improved mortality over this timeframe.

	2006	2005	2004

Total revenue	$77,520	$78,706	$80,988
Less: Realized investment
gains (losses)	321	(375)	(97)
Revenue excluding realized
investment gains (losses)	77,199	79,081	81,085

Policyholder benefits	$43,596	$44,449	$44,142

Policyholder benefit ratio	56%	56%	54%

During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which is a correction of an understatement of the capitalization of DAC in prior periods, is not material to the current or any prior period financial statements.

Operating expenses include commissions and production allowances, net of the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses increased in 2006, primarily reflecting increased agent costs from lead generation. Expenses declined in 2005 due to reduced salary and benefits, reflecting staffing fluctuations, reductions in leasehold expenses and a reduction in state insurance department fees.

Liquidity and Capital Resources

Liquidity

The Company meets liquidity requirements primarily through positive cash flows from operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payments of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.

Cash provided from operations in each of the three years ended 2006, 2005 and 2004 was $23.9 million, $44.4 million, and $30.0 million, respectively. Cash provided from operating activities decreased $20.4 million in 2006 compared with an increase in cash provided from operating activities of $14.3 million in 2005. In 2006 compared with 2005, cash provided from operations declined as premium receipts declined $3.8 million and claims paid to policyholders increased $10.7 million, offset by lower commissions paid to agents from premium and deposit activity of $2.4 million. Cash is also affected by changes in receivables and payables. At year-end 2006 compared with 2005, receivables increased $4.6 million while payables from claims declined $5.9 million, and payables and suspense items on ongoing operations decreased $6.1 million. Other liabilities increased $6.7 million in 2006, following a $7.3 million decrease in 2005. In 2005, the increase in cash provided from operations in 2005 was largely due to reductions in claims payments and operating expenses.

Net cash provided by investing activities was $67.9 million in 2006 and $54.3 million in 2005, compared with net cash used of $48.3 million in 2004. The Company’s investing activity decreased in 2006 and 2005. The Company’s new investments in fixed maturity and equity securities were $285.4 million during 2006, down from $547.0 million during 2005 and $733.9 million in 2004. New investments in mortgage loans were $72.6 million in 2006, $109.6 million in 2005 and $72.3 million in 2004. During 2006, the Company increased its purchases of real estate investments to $45.1 million, up from $17.7 million in 2005 and $8.3 million in 2004. Approximately 13% of the securities portfolio was sold, called or matured in 2006, compared with 19% in 2005 and 20% in 2004. The Company had $59.1 million in mortgage loan maturities or principal paydowns in 2006, compared with $82.4 million in 2005 and $98.7 million in 2004. During 2006, the Company had sales of real estate investments of $18.8 million, compared with $33.3 million in 2005 and $72.1 million in 2004. During each of these three years, the Company had several sales of real estate investments which resulted in realized gains. The largest sale of real estate occurred in December 2004, totaling $54.3 million, and resulted in a realized investment gain of $26.4 million, net of applicable taxes.

Net cash used in financing activities was $100.2 million in 2006, and $91.8 million in 2005. In 2004, $2.4 million of net cash was provided. In part, the increase in net cash used over the past three years was a decline in deposits on policyholder account balances, net of withdrawals. This was partially offset by increased transfers from separate accounts and decreased net repayment of borrowings. The net repayments of short-term notes payable were $12.6 million in 2006, $64.9 million in 2005 and $41.5 million in 2004. Deposits on policyholder account balances totaled $218.5 million in 2006, $265.2 million in 2005 and $293.5 million in 2004. Withdrawals on policyholder account balances were $294.3 million in 2006, $270.5 million in 2005 and $222.4 million in 2004. The increase in withdrawals over the three years was consistent with rising interest rates, changing consumer preference, increased competition and the emergence of alternative products. Finally, the Company’s stockholder dividends have remained relatively consistent over the three years, as payments were $12.8 million in 2006, $12.9 million in 2005 and $13.0 million in 2004.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts

At December 31, 2006, the Company had $400.7 million in separate account assets. This is an increase of $32.9 million from $367.9 million at December 31, 2005. The increase was primarily the result of positive investment performance, which increased separate account assets by $52.0 million in 2006 and $25.1 million in 2005.

Deposits on separate accounts declined in 2006 to $46.8 million from $49.4 million in 2005 and $64.6 million in 2004.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2006, outstanding balances in notes payable to the FHLB were $14.7 million. All outstanding balances have maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid marketable securities from the proceeds of these borrowings.

Borrowings were $14.7 million at year-end 2006, down from $27.3 million at year-end 2005. The decrease in borrowings is primarily due to reductions in borrowing from FHLB, which declined $11.5 million during 2006. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2007, and it is expected that the Company will renew these facilities.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company for the past two years.

	2006	2005
Total assets less separate accounts	$4,059,673	$4,190,512
Total stockholders' equity	684,304	680,219
Ratio of stockholders' equity
to assets less separate accounts	17%	16%

The ratio of equity to assets less separate accounts has remained relatively constant. Net unrealized gains on available for sale securities, which are included as a part of stockholders’ equity, decreased $16.2 million and $34.6 million at December 31, 2006 and December 31, 2005, respectively.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2007 without prior approval of the Missouri Director of Insurance are $46.8 million - the statutory gain from operations at year-end 2006.

Stockholders’ equity per share, or book value, equaled $57.72 for year-end 2006, a 1% increase for the year. The Company has defined contribution plans for employees and agents whereby they may purchase shares of Company stock. Also, the Company makes contributions to these plans through the purchase of Company stock. The purchases and sales of Company stock for these purposes are handled as purchases and sales of treasury stock. Accordingly, in 2006, the benefit plans purchased 82,191 treasury stock shares for $4.2 million (2005 – 50,689 shares for $2.5 million) and sold 24,030 treasury stock shares for $1.1 million (2005 – 22,930 for $1.1 million).

The stock repurchase program was extended by the Board of Directors through January 2008 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 8% of the shares currently outstanding. During the fourth quarter of 2006, the Company repurchased 4,976 shares of its common stock at a total cost of approximately $0.2 million. No shares were purchased under this program in 2005 or 2004.

On January 29, 2007, the Board of Directors declared two dividends, including a quarterly dividend of $0.27 per share, unchanged from the prior year, and a special one-time dividend of $2.00 per share. Both dividends, totaling $26.9 million, were paid on February 13, 2007 to shareholders of record as of February 8, 2007.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Contractual Obligations

The following table summarizes the Company’s information about contractual obligations by due date and expiration date as of December 31, 2006. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

Contractual Obligations		Less than			After
(amounts in millions)	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$14.7	$14.7	$-	$-	$-
Operating lease obligations (2)	5.2	1.8	3.2	0.2	-
Purchase obligations (3)	0.9	0.9	-	-	-
Mortgage loan commitments
and other investments (4)	15.6	15.6	-	-	-
Annuity certain contracts (5)	67.5	14.6	24.1	16.5	12.3
Insurance liabilities (6)	3,045.6	344.4	649.0	597.9	1,454.3

Total contractual obligations	$3,149.5	$392.0	$676.3	$614.6	$1,466.6

(1)	Borrowings include short-term debt as described in the previous section – Debt and short-term borrowing.

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

The net unrealized gain on the Company’s investment portfolio decreased in 2006, primarily due to increasing interest rates. At year-end, the fair value of the securities exceeded its book value by $2.7 million.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $131.6 million loss of fair value for the $2.8 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $128.6 million increase in fair value.

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

As interest rates rise, policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force the Company to liquidate parts of its portfolio at a time when the fair value of fixed income investments is falling. If interest rates fall, the Company may also be forced to invest new cash receipts at levels below the minimum guaranteed rates payable to policyholders, eroding profit margins. The Company can usually adapt to small sudden changes in interest rates or even large changes that occur over longer periods of time. However, cash flow may increase or decrease over the course of the business cycle. Therefore, the Company takes steps to ensure that adequate liquidity is available to meet obligations in a timely manner. To this end, the Company utilizes an asset/liability management program, and the Company maintains lines of credit with commercial banks and other short-term borrowing arrangements with financial institutions.

The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Information about the write-down of investment securities is provided in the table of Realized Investment Gains and Losses, under the section Consolidated Results of Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company mitigates credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types, and by limiting the amount invested in any particular entity. With the exception of certain GSE’s, there is no exposure to any single corporate issuer greater than one percent of assets on a book value basis. The Company also invests in securities collateralized by physical assets. These securities can improve the likelihood of payment according to contractual terms and increase recovery amounts in the case of bankruptcy or restructuring.

The Company currently holds $154.6 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2006, the Company had an unrealized investment gain of $1.2 million (net of related taxes, policyholder account balances and deferred acquisition costs), compared to $17.5 million at year-end 2005. This decrease was primarily the result of increases in interest rates.

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

The Company markets certain variable products. The policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. However, the Company assesses certain charges based on the policy account values and changes to the account values can affect the Company's earnings. The portion of the policyholder's account balance invested in the fixed general account, if any, is affected by many factors, including the absolute level of interest rates, relative performance of the fixed income and equity markets, spreads between interest yields on investments and rates credited to the policyholder's accounts, and changes in consumer preferences.

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

Expected Cash Flows

(amounts in millions)

						There-	Total	Fair
	2007	2008	2009	2010	2011	after	Principal	Value

Corporate bonds currently callable	$25	$5	$1	$-	$4	$10	$45	$45
Average interest rate	7.36%	5.28%	4.14%	-%	5.04%	5.78%	6.50%
Mortgage-backed securities and CMO's	109	84	66	41	43	298	641	597
Average interest rate	4.99%	5.15%	5.04%	5.50%	5.41%	5.25%	5.20%
All other securities	207	158	172	156	157	1,159	2,009	2,130
Average interest rate	5.09%	5.68%	5.75%	5.51%	6.04%	5.95%	5.81%
Investment securities	341	247	239	197	204	1,467	2,695	2,772
Average interest rate	5.22%	5.49%	5.55%	5.51%	5.89%	5.82%	5.68%
Mortgages	23	31	37	39	52	290	472	472
Average interest rate	7.65%	6.79%	6.94%	6.73%	7.10%	6.46%	6.67%
Total	$364	$278	$276	$236	$256	$1,757	$3,167	$3,244
Average interest rate	5.37%	5.63%	5.74%	5.71%	6.14%	5.92%	5.82%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(amounts in thousands,except share data)

	December 31
	2006	2005
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2006 - $2,718,960; 2005 - $2,830,926)	$2,719,439	$2,865,476
Equity securities available for sale, at fair value
(cost: 2006 - $50,180; 2005 - $52,143)	52,351	52,775
Mortgage loans	472,019	458,668
Real estate	110,773	81,870
Policy loans	96,218	101,088
Short-term investments	41,037	46,383
Other investments	3,182	2,179
Total investments	3,495,019	3,608,439

Cash	2,660	10,985
Accrued investment income	38,661	40,002
Deferred acquisition costs	220,595	226,963
Value of business acquired	82,769	89,505
Reinsurance receivables	159,513	156,105
Property and equipment	29,364	29,954
Other assets	31,092	28,559
Separate account assets	400,749	367,860
Total assets	$4,460,422	$4,558,372

LIABILITIES
Future policy benefits	$854,447	$860,284
Policyholder account balances	2,191,105	2,278,418
Policy and contract claims	32,188	36,142
Other policyholder funds	87,094	93,197
Notes payable	14,700	27,282
Income taxes	35,319	40,155
Other liabilities	160,516	174,815
Separate account liabilities	400,749	367,860
Total liabilities	3,776,118	3,878,153

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,852	25,063
Retained earnings	780,892	756,807
Accumulated other comprehensive loss	(25,118)	(8,406)
Less treasury stock, at cost (2006 - 6,641,183 shares;
2005 - 6,578,046 shares)	(120,443)	(116,366)
Total stockholders' equity	684,304	680,219

Total liabilities and stockholders' equity	$4,460,422	$4,558,372

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands,except share data)

	Year Ended December 31
	2006	2005	2004
REVENUES
Insurance revenues:
Premiums	$175,637	$179,347	$188,881
Contract charges	114,496	114,745	115,710
Reinsurance ceded	(54,979)	(55,597)	(54,490)
Total insurance revenues	235,154	238,495	250,101
Investment revenues:
Net investment income	196,280	194,608	197,975
Realized investment gains	5,621	6,113	45,929
Other revenues	11,349	10,312	8,468
Total revenues	448,404	449,528	502,473

BENEFITS AND EXPENSES
Policyholder benefits	167,795	169,693	178,188
Interest credited to policyholder account balances	94,648	98,637	103,464
Amortization of deferred acquisition costs
and value of business acquired	41,634	42,429	43,477
Operating expenses	93,080	89,144	95,661
Total benefits and expenses	397,157	399,903	420,790

Income before income tax expense	51,247	49,625	81,683

Income tax expense	14,329	13,441	23,996

NET INCOME	$36,918	$36,184	$57,687

Basic and diluted earnings per share:
Net income	$3.11	$3.03	$4.83

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands,except share data)

	Year Ended December 31
	2006	2005	2004

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	25,063	24,279	23,310
Excess of proceeds over cost of treasury stock sold	789	784	969

End of year	25,852	25,063	24,279

RETAINED EARNINGS
Beginning of year	756,807	733,499	688,800
Net income	36,918	36,184	57,687
Stockholder dividends of $1.08 per share
(2005 - $1.08; 2004 - $1.08)	(12,833)	(12,876)	(12,988)

End of year	780,892	756,807	733,499

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Beginning of year	(8,406)	26,231	23,418
Other comprehensive income (loss)	(16,712)	(34,637)	2,813

End of year	(25,118)	(8,406)	26,231

TREASURY STOCK, at cost
Beginning of year	(116,366)	(114,234)	(114,211)
Cost of 87,167 shares acquired
(2005 - 50,689 shares; 2004 - 12,227 shares)	(4,418)	(2,458)	(506)
Cost of 24,030 shares sold
(2005 - 22,930 shares; 2004 - 34,027 shares)	341	326	483

End of year	(120,443)	(116,366)	(114,234)

TOTAL STOCKHOLDERS' EQUITY	$684,304	$680,219	$692,896

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$36,918	$36,184	$57,687
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of investment premium (discount)	7,908	10,493	13,387
Depreciation	4,223	4,289	5,175
Acquisition costs capitalized	(26,554)	(28,092)	(29,006)
Amortization of deferred acquisition costs	34,919	35,608	36,080
Amortization of value of business acquired	7,392	6,821	7,397
Realized investment gains	(5,621)	(6,113)	(45,929)
Changes in assets and liabilities:
Future policy benefits	(5,837)	(3,470)	1,345
Policyholder account balances	(28,061)	(17,275)	(9,055)
Income taxes payable and deferred	3,946	5,064	16,124
Other, net	(5,297)	856	(23,185)
Net cash provided	23,936	44,365	30,020

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(274,662)	(541,305)	(726,948)
Equity securities	(10,761)	(5,690)	(6,957)
Mortgage loans	(72,569)	(109,561)	(72,265)
Real estate	(45,139)	(17,725)	(8,287)
Other investment assets	(1,003)	(98)	(1,179)
Sales of investments:
Fixed maturity securities	94,717	175,317	159,095
Equity securities	5,078	6,296	4,730
Real estate	18,778	33,267	72,092
Other investment assets	10,216	29,055	9,717
Maturities and principal paydowns of investments:
Fixed maturity securities	279,010	394,366	421,974
Equity securities	7,175	9,026	2,765
Mortgage loans	59,120	82,414	98,689
Net additions to property and equipment	(2,028)	(1,061)	(1,686)
Net cash provided (used)	67,932	54,301	(48,260)

FINANCING ACTIVITIES
Proceeds from borrowings	67,001	45,315	13,575
Repayment of borrowings	(79,583)	(110,252)	(55,025)
Deposits on policyholder account balances	218,548	265,219	293,483
Withdrawals from policyholder account balances	(294,252)	(270,521)	(222,386)
Net transfers from (to) separate accounts	16,451	5,213	(12,009)
Change in other deposits	(12,237)	(12,577)	(3,239)
Cash dividends to stockholders	(12,833)	(12,876)	(12,988)
Net disposition (acquisition) of treasury stock	(3,288)	(1,348)	946
Net cash provided (used)	(100,193)	(91,827)	2,357

Increase (decrease) in cash	(8,325)	6,839	(15,883)
Cash at beginning of year	10,985	4,146	20,029

Cash at end of year	$2,660	$10,985	$4,146

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are deferred acquisition costs, value of business acquired, future policy benefits, policy and contract claim liabilities, valuation allowance on deferred income tax assets and the fair value of certain invested assets.

Business Changes

In 2006, the Company entered into a Master General Agent and Marketing Agreement with American Republic Insurance Company (American Republic) under which American Republic agents market Kansas City Life’s insurance products. For segment reporting purposes, sales under this agreement will be reflected in the Individual Insurance segment.

Investments

Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount. Securities available for sale are stated at fair value. Unrealized gains and losses, net of adjustments to deferred acquisition costs (DAC), value of business acquired (VOBA), policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive loss in stockholders' equity. The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized. The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at current market interest rates, which were lower than the then current effective portfolio rate.

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's value is considered to be an other-than-temporary impairment. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method. See Note 2 – Investments for further details.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist primarily of office buildings, unimproved land for future development and low income housing tax credit (“LIHTC”) investments. Real estate joint ventures are consolidated where required or are valued at cost, adjusted for the Company’s equity in earnings.

Policy loans are carried at cost, less principal payments received. Investment income is recognized when earned. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date.

Investment income on mortgage-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, except for ARMs (adjustable rate mortgage-backed securities) where the prospective method is used. Under the retrospective method the amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the time of purchase. Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.

Deferred Acquisition Costs (DAC)

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment. The DAC unlocking adjustment was $0.7 million for the year ended 2006 (2005 – $2.2 million; 2004 – $0.1 million). During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which is a correction of an understatement of the capitalization of DAC in prior periods, is not material to the current or any prior period financial statements.

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

The following table provides information about DAC at December 31.

	2006	2005	2004

Balance at beginning of year	$226,963	$229,712	$237,702
Capitalization of commissions, sales and issue expenses	26,554	28,092	29,006
Gross amortization	(47,378)	(48,699)	(49,814)
Accrual of interest	12,459	13,091	13,734
Amortization due to realized investment losses	(59)	78	304
Change in DAC due to unrealized investment (gains) losses	2,056	4,689	(1,220)

Balance at end of year	$220,595	$226,963	$229,712

Value of Business Acquired (VOBA)

When a new block of business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment. There were no VOBA unlocking adjustments in any of the years presented.

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

The following table provides information about VOBA at December 31.

	2006	2005	2004

Balance at beginning of year	$89,505	$96,853	$106,334
Gross amortization	(13,868)	(13,996)	(15,253)
Accrual of interest	6,476	6,546	7,294
Amortization due to realized investment (gains) losses	(195)	7	-
Change in VOBA due to unrealized investment (gains) losses	851	95	(1,522)

Balance at end of year	$82,769	$89,505	$96,853

The accrual of interest for Old American VOBA was calculated at a 13.0% interest rate for the life block and a 7.0% rate for the accident and health block. The GuideOne acquisition VOBA was established using a 4.8% interest rate on the interest sensitive block, a 4.0% interest rate on the deferred annuity block and a 5.2% interest rate on the traditional life block. The VOBA on a separate acquired block of business used a 7.0% interest rate on both the traditional life portion and the interest sensitive portion. The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years, 2007 through 2011, is $7,372, $7,157, $7,085, $6,776, and $6,270, respectively.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2006	2005	2004

Balance at beginning of year	$367,860	$353,983	$304,691

Deposits on variable policyholder contracts	46,771	49,360	64,558
Transfers to general account	(2,686)	(6,040)	(9,904)
Investment performance	52,026	25,131	37,283
Policyholder benefits	(49,135)	(40,890)	(29,172)
Contract charges	(14,087)	(13,684)	(13,473)

Balance at end of year	$400,749	$367,860	$353,983

The total separate account assets were $400.7 million as of December 31, 2006. Variable life and variable annuity assets comprised 29% and 71% of this amount, respectively. Two guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts, and guaranteed minimum death benefits are provided on variable annuities. The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The liabilities associated with these guarantees are not material.

As of December 31, 2006, separate account balances for variable annuity contracts were $283.9 million. The total reserve held for variable annuity guaranteed minimum death benefits was $0.1 million. Additional information related to the guaranteed minimum death benefits and related separate account balances and net amount at risk (the amount by which the guaranteed minimum death benefit exceeds the account balance) as of December 31, 2006 is provided below:

Type of Guarantee	Separate	Net
(amounts in millions)	Account	Amount
	Balance	at Risk
Return of net deposits	$263.2	$4.3
Return of the greater of the highest anniversary contract value or net deposits	8.2	0.1
Return of the greater of every fifth year highest anniversary contract value or net deposits	7.0	-
Return of the greater of net deposits accumulated annually at 5% or the highest anniversary contract value	5.5	-
Total	$283.9	$4.4

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported. These liabilities are estimated using actuarial analyses and case basis evaluations that are based upon past claims experience, claim trends and industry experience.

The following table provides detail about future policy benefits at December 31.

	2006	2005

Life insurance	$626,704	$629,741
Immediate annuities and
supplementary contracts
with life contingencies	186,782	185,592
Total	813,486	815,333

Accident and health insurance	40,961	44,951

Total future policy benefits	$854,447	$860,284

Policyholder Account Balances

Liabilities for universal life and fixed deferred annuity products are included in policyholder account balances, without reduction for potential surrender charges and deferred front-end contract charges. Front-end contract charges are amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense. Interest on policyholder account balances is credited as earned.

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.75% (2005 – 3.00% to 5.75%; 2004 – 3.00% to 5.75%).

The following table provides detail about policyholder account balances at December 31.

	2006	2005

Universal life insurance	$1,054,911	$1,072,021
Fixed deferred annuities	1,068,286	1,131,297
Other	67,908	75,100

Policyholder account balances	$2,191,105	$2,278,418

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

Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets depends on generating future taxable income during the periods in which temporary differences become deductible. If future taxable income is not expected, a valuation allowance against deferred income tax assets may be required.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Participating Policies

The Company has some insurance contracts where the policyholder is entitled to share in the entity’s earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2006 approximates 5% of statutory premiums and 6% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

Reinsurance

In the normal course of business, the Company cedes risks to other insurers, primarily to protect the Company against adverse fluctuations in mortality experience. Reinsurance is effected on individual risks and through various quota share arrangements. Business is reinsured primarily through yearly renewable term and coinsurance agreements. Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage. Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits. The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. The Company also assumes risks ceded by other companies.

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Income Per Share

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the year was 11,883,830 shares (2005 – 11,923,831 shares; 2004 – 11,932,109 shares). The number of shares outstanding at year-end was 11,855,497 (2005 – 11,918,634).

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability, and the adjustment to adopt SFAS 158 – described below under New Accounting Pronouncements. The adjustment to adopt SFAS 158 consists of pension and postretirement net losses and prior service costs. Other comprehensive income (loss) also includes deferred income taxes on these items.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (“SFAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. SFAS 123R became effective January 1, 2006. Historically the Company has expensed all stock-based compensation using a fair-value-based measurement method. The Company adopted this standard on January 1, 2006 with no material impact to the consolidated financial statements. See Note 8 – Share-Based Payment in the Notes to Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”). The Statement replaces APB Opinion No. 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. SFAS 154 became effective January 1, 2006. The Company adopted this standard on January 1, 2006. SFAS 154 had no immediate impact on the Company’s consolidated financial statements, though it will impact the presentation of future voluntary accounting changes, should such changes occur.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company adopted SOP 05-1 on January 1, 2007 with no material impact to the consolidated financial statements.

In June 2006, the FASB issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for under SFAS 109 “Accounting for Income Taxes”. FIN 48 addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority. Previous statements provided no specific guidance related to such positions. FIN 48 was adopted on January 1, 2007, with no material impact to the consolidated financial statements.

In August 2006, the Securities and Exchange Commission (SEC) adopted SEC Release No. 33-8732A, “Executive Compensation and Related Person Disclosure” which amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. The release expands the currently required tabular disclosures and adds a narrative Compensation Discussion & Analysis (CD&A) which must describe the Company’s compensation policies and decisions. The amendments in the release apply to disclosures included in proxy and information statements, periodic and current reports, as well as other filings under the Securities Exchange Act of 1934 and to registration statements under the Exchange Act and the Securities Act of 1933. For financial statement purposes, this release is effective for years ending on or after December 15, 2006. The Company has adopted this release and will include the required disclosures in the appropriate filings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement is effective for years beginning on or after November 15, 2007. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the funded status of the benefit plans as of December 31, 2006. The funded status is to be measured as the difference between the fair value of the plan assets and the projected benefit obligation. The Company adopted this statement as of December 31, 2006. See Note 7 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements.

All other Standards and Interpretations of those Standards issued during 2006 did not relate to accounting policies and procedures pertinent to the Company at this time.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. INVESTMENTS

Investment Revenues

The following tables provide investment revenues by major category for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2006	2005	2004
Net investment income:
Fixed maturity securities	$153,885	$155,726	$153,102
Equity securities	4,644	3,699	4,423
Mortgage loans	31,774	32,923	33,376
Real estate	7,494	7,900	13,129
Policy loans	6,713	7,174	7,788
Short-term	1,863	1,544	714
Other	980	667	757
	207,353	209,633	213,289
Less investment expenses	(11,073)	(15,025)	(15,314)

	$196,280	$194,608	$197,975

Realized investment gains (losses):
Fixed maturity securities	$2,280	$(1,576)	$343
Equity securities	(464)	(37)	147
Mortgage loans	(100)	890	400
Real estate	4,159	6,751	44,735
Other	(254)	85	304

	$5,621	$6,113	$45,929

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized Gains and Losses

The following table provides unrealized gains (losses) on the Company’s investments in securities, at December 31.

	2006	2005	2004
Available for sale:
End of year	$2,650	$35,182	$99,620
Amounts allocable to:
DAC and VOBA	(296)	(3,203)	(7,987)
Policyholder account balances	(433)	(5,036)	(11,445)
Deferred income taxes	(672)	(9,454)	(28,066)

	$1,249	$17,489	$52,122

Increase (decrease) in
net unrealized gains
during the year:
Fixed maturity securities	$(17,008)	$(34,280)	$5,334
Equity securities	768	(353)	(117)

	$(16,240)	$(34,633)	$5,217

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

At the end of each quarter, all securities are reviewed to determine whether impairments should be recorded. For those securities where fair value is less than ninety percent of amortized cost for six consecutive months or more, a detailed analysis is prepared which focuses on each issuer’s ability to service its debts and the length of time and extent the security has been valued below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the current fair value of the security as compared to cost, (2) the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, and (4) the Company’s ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2006.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$12,636	$41	$32,340	$873	$44,976	$914
Federal agencies [1]	9,970	61	98,677	1,844	108,647	1,905
Federal agency issued
mortgage-backed securities [1]	25,326	92	216,083	5,514	241,409	5,606
Corporate obligations	209,000	3,015	686,507	29,602	895,507	32,617
Corporate private-labeled
mortgage-backed securities	61,511	1,148	97,879	2,315	159,390	3,463
Other	32,225	289	111,701	2,577	143,926	2,866
Redeemable preferred stocks	520	10	-	-	520	10
Fixed maturity securities	351,188	4,656	1,243,187	42,725	1,594,375	47,381
Equity securities	4,636	3	9,141	634	13,777	637
Total	$355,824	$4,659	$1,252,328	$43,359	$1,608,152	$48,018

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2005.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$21,860	$299	$15,921	$347	$37,781	$646
Federal agencies [1]	56,195	731	61,578	1,548	117,773	2,279
Federal agency issued
mortgage-backed securities [1]	116,390	1,928	169,902	4,426	286,292	6,354
Corporate obligations	456,925	13,101	274,407	13,704	731,332	26,805
Corporate private-labeled
mortgage-backed securities	70,195	1,219	57,218	677	127,413	1,896
Other	78,570	1,134	62,207	1,802	140,777	2,936
Redeemable preferred stocks	54	1	-	-	54	1
Fixed maturity securities	800,189	18,413	641,233	22,504	1,441,422	40,917
Equity securities	2,490	59	11,202	874	13,692	933
Total	$802,679	$18,472	$652,435	$23,378	$1,455,114	$41,850

_________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Securities with unrealized losses for less than twelve consecutive months included 116 issues with a carrying value of $355,824 and unrealized losses of $4,659. Of this portfolio, 98.6% were investment grade (rated AAA through BBB-) at December 31, 2006, with associated unrealized losses of $4,358. The unrealized losses on these securities were due to changes in market interest rates and credit spreads since the securities were acquired.

Securities with unrealized losses for twelve consecutive months or longer included 505 issues with a carrying value of $1,252,328 and unrealized losses of $43,359. Of this portfolio, 96.0% were investment grade at December 31, 2006, with associated unrealized losses of $38,624. The unrealized losses on these securities were due to changes in market interest rates and credit spreads since the securities were acquired.

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

Securities with a fair value to amortized cost ratio less than 80% for six consecutive months or longer are considered potentially distressed securities and are subject to rigorous ongoing review. As of December 31, 2006, there were no issues with a fair value to amortized cost ratio of less than 80%.

The table below summarizes the fixed maturity securities with unrealized losses as of December 31, 2006.

Fair Value to
Amortized Cost	Amortized	Fair	Unrealized
Ratio	Cost	Value	Losses	%
90%-99%	$1,609,243	$1,566,493	$42,750	90.2%
80%-89%	32,513	27,882	4,631	9.8%
Below 80%	-	-	-	0.0%
Total	$1,641,756	$1,594,375	$47,381	100.0%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Cost and Fair Value Information for Securities

The following table provides amortized cost and fair value of investments in securities available for sale at December 31, 2006.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$82,957	$1,025	$914	$83,068
Federal agencies [1]	154,062	425	1,905	152,582
Federal agency issued mortgage-backed securities[1]	278,919	696	5,606	274,009
Corporate obligations	1,784,393	43,974	32,617	1,795,750
Corporate private-labeled mortgage-backed securities	211,909	533	3,463	208,979
Other	196,222	788	2,866	194,144
Redeemable preferred stocks	10,498	419	10	10,907
Fixed maturity securities	2,718,960	47,860	47,381	2,719,439
Equity securities	50,180	2,808	637	52,351
Total	$2,769,140	$50,668	$48,018	$2,771,790

The following table provides amortized cost and fair value of investments in securities available for sale at December 31, 2005.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$102,323	$1,896	$646	$103,573
Federal agencies [1]	172,305	796	2,279	170,822
Federal agency issued mortgage-backed securities [1]	363,631	1,416	6,354	358,693
Corporate obligations	1,817,757	69,321	26,805	1,860,273
Corporate private-labeled mortgage-backed securities	190,163	861	1,896	189,128
Other	184,692	1,177	2,936	182,933
Redeemable preferred stocks	55	-	1	54
Fixed maturity securities	2,830,926	75,467	40,917	2,865,476
Equity securities	52,143	1,565	933	52,775
Total	$2,883,069	$77,032	$41,850	$2,918,251

The Company held no non-income producing securities at December 31, 2006 (2005 - $760).

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

	2006	2005	2004

Proceeds	$99,795	$181,613	$163,825
Gross realized gains	3,550	3,991	8,545
Gross realized losses	1,151	6,009	8,237

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

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2006. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$148,366	$148,163
Due after one year through five years	551,613	549,433
Due after five years through ten years	696,162	688,241
Due after ten years	726,882	744,418
Mortgage-backed securities	595,937	589,184

	$2,718,960	$2,719,439

Mortgage Loans

Most of the Company’s mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $3,600 (2005 – $3,478). The valuation reserve for mortgage loans is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years. Also, there were no delinquent mortgage loans at December 31, 2006. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides geographic and property type diversification of the mortgage portfolio at December 31.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Geographic region:
East north central	$22,962	$23,344	$25,295	$23,535
Mountain	68,203	68,041	61,391	62,746
Pacific	132,265	132,252	135,809	141,569
West south central	95,641	96,211	88,424	90,725
West north central	112,827	111,486	110,098	106,221
Other	43,721	43,946	41,129	45,070
Valuation reserve	(3,600)	(3,600)	(3,478)	(3,478)
	$472,019	$471,680	$458,668	$466,388
Property type:
Industrial	$264,662	$265,522	$256,113	$263,379
Retail	211	211	749	749
Office	191,030	189,827	180,727	181,124
Other	19,716	19,720	24,557	24,614
Valuation reserve	(3,600)	(3,600)	(3,478)	(3,478)
	$472,019	$471,680	$458,668	$466,388

The Company had commitments to originate mortgage loans of $12.7 million at December 31, 2006. These commitments expire in 2007.

Real Estate

The table below provides information concerning the Company's real estate investments as of December 31.

	2006	2005
Land	$16,469	$18,802
Buildings	54,885	63,886
Less accumulated depreciation	(24,105)	(24,088)
Real estate, commercial	47,249	58,600
Real estate, joint ventures	63,524	23,270
	$110,773	$81,870

Investment real estate, other than foreclosed properties, is depreciated on a straight-line basis over periods ranging from 10 to 60 years.

The Company had non-income producing real estate of $17,386, consisting of properties under development at December 31, 2006 (2005 – $21,142).

The Company had commitments to sell real estate investments of $6.2 million at December 31, 2006. These commitments expire in 2007.

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

	2006	2005	2004
Gross liability at
beginning of year	$6,986	$8,605	$8,623
Less reinsurance recoverable	(3,999)	(4,207)	(3,579)
Net liability at
beginning of year	2,987	4,398	5,044

Incurred benefits related to:
Current year	22,174	20,287	25,449
Prior years [1]	766	(319)	842

Total incurred benefits	22,940	19,968	26,291

Paid benefits related to:
Current year	18,939	17,767	21,210
Prior years	3,426	3,612	5,727

Total paid benefits	22,365	21,379	26,937

Net liability at end of year	3,562	2,987	4,398
Plus reinsurance recoverable	3,829	3,999	4,207

Gross liability at end of year	$7,391	$6,986	$8,605

_________

1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the (favorable) unfavorable development of these liabilities.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. NOTES PAYABLE

The following table provides information for Notes Payable as of December 31.

	2006	2005
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 5.47%, secured by
mortgage-backed securities totaling $79,785.	$14,700	$26,214

One real estate loan with an interest rate of 7.50% paid off in
January 2006.	-	610

One construction loan related to investment properties dated
December 2003 with an interest rate of 8.00%, forgiven in
December 2006 with the sale of the land.	-	458
	$14,700	$27,282

As a member of the FHLB with a capital investment of $5.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned a 3.81% average rate on the capital investment in the FHLB for 2006.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding, and which are at variable interest rates - currently at 6.075%. Both lines of credit will expire during 2007, and it is expected that the Company will renew these facilities.

With the exception of the real estate and construction loans, all borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $1,016 (2005 – $2,129; 2004 – $1,574). The interest expense on all borrowings totaled $942 (2005 – $1,978; 2004 – $1,694).

Maturities on notes payable are $14.7 million, due in 2007.

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

	2006	2005	2004

Net gain from operations	$46,801	$49,500	$35,064

Net income	49,353	48,668	79,394

Unassigned surplus at December 31	443,236	408,144	357,123

Capital and surplus at December 31	371,766	339,961	290,288

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum payable in 2007 without prior approval is $46.8 million, the statutory net gain from operations in 2006. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $12,000 at December 31, 2006 (2005 – $12,000; 2004 – $19,000).

6. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2006	2005	2004

Current income tax expense	$8,842	$6,353	$11,796
Deferred income tax expense	5,487	7,088	12,200

Total income tax expense	$14,329	$13,441	$23,996

	2006	2005	2004

Federal income tax rate	35%	35%	35%
Tax credits	(6)	(6)	(5)
Other permanent differences	(1)	(2)	(1)

Effective income tax rate	28%	27%	29%

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2006	2005
Deferred tax assets:
Future policy benefits	$45,169	$53,445
Employee retirement benefits	19,934	20,669
Tax carryovers	3,323	3,855
Other	1,213	1,638
Gross deferred tax assets	69,639	79,607
Less: Valuation allowance	-	(8)
Net deferred tax assets	69,639	79,599
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	9,152	11,351
Unrealized investment gains	776	9,454
Capitalization of deferred acquisition
costs, net of amortization	44,362	49,562
Value of business acquired	28,969	31,327
Property and equipment, net	8,380	8,038
Other	11,949	8,041
Gross deferred tax liabilities	103,588	117,773
Net deferred tax liability	33,949	38,174
Current tax liability	1,370	1,981
Income taxes payable	$35,319	$40,155

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. Based predominately upon review of our anticipated future earnings and reversal of future taxable differences, in management's opinion, it is more likely than not that the Company will realize the benefit of its deferred tax asset.

Federal income taxes paid this year were $8,121 (2005 – $6,054; 2004 – $5,593).

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a tax account designated as “Policyholders’ Surplus.” The American Jobs Creation Act of 2004 was passed on October 22, 2004. This Act allows for the Policyholders’ Surplus to be distributed without being subject to tax. These distributions were required to be made during the 2005 or 2006 tax years. Under this Act, the Company distributed a significant portion of the balance in Policyholders’ Surplus account during this time frame. The Company distributed approximately $19.8 million and $22.4 million from Policyholders’ Surplus in 2006 and 2005, respectively. As of December 31, 2006, the Company has approximately $25.6 million of untaxed “Policyholders’ Surplus.” Should the balance in the Policyholders’ Surplus become taxable in future years, the tax computed at current rates would approximate $8.9 million.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2006	2005	2004

Income tax expense	$14,329	$13,441	$23,996
Stockholders' equity:
Related to:
Unrealized gains (losses), net	(8,782)	(18,612)	2,808
Pension, and postretirement
benefits	(253)	(2)	(1,294)
Total income tax expense
included in financial statements	$5,294	$(5,173)	$25,510

7. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2007 through 2011 are $7,900, $9,000, $11,100, $9,500, and $12,400, respectively. The aggregate benefits expected to be paid in the five years from 2012 through 2016 are $62,200. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include estimated future employee service. The 2007 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 was:

	Plan Assets		Target
	2006	2005	Allocation
Asset Category
Debt securities	31%	32%	26%-42%
Equity securities	69%	67%	56%-76%
Cash equivalents	0%	1%	0%-2%

This allocation of plan assets is within the targeted mix by asset class. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits. The Plan does not expect to return any plan assets to the Company during 2007.

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

The assumed discount rate used to determine the benefit obligation for pension benefits is 5.50% and 5.75% for other postretirement benefits. The discount rates were determined by reference to the AA finance corporate bond index yield curve on December 31, 2006, as published by Bloomberg L.P. Specifically, the yield curve was converted to spot rates to determine the rates on zero coupon securities of the same quality at various maturities. By discounting benefit cash

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

flows at these rates, a notional amount equal to the market value of a cash flow defeasing a portfolio of AA finance corporate bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2007 through 2011 are $870, $980, $1,020, $1,080, and $1,160, respectively. The aggregate benefits expected to be paid in the five years from 2012 through 2016 are $6,590. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006. The 2007 contribution for the plan is estimated to be $870. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees' years of service and compensation as of December 31, 1997.

Non-contributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $98 (2005 - $106; 2004 - $106). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $300 (2005 – $503; 2004 – $500).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan were $1,683 (2005 – $1,468; 2004 – $1,454). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution in 2006 or in the prior two years.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” SFAS 158. SFAS 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plans as of December 31, 2006. The funded status is to be measured as the difference between the fair value of the plan’s assets and its benefit obligation. The Company adopted SFAS 158 as of December 31, 2006.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006, was as follows.

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
Liability for pension benefits	$13,935	$5,691	$19,626
Liability for postretirement benefits	22,857	654	23,511
Deferred income tax liability	36,170	(2,221)	33,949
Total liabilities	3,771,994	4,124	3,776,118
Accumulated other comprehensive income	29,242	(4,124)	25,118
Total stockholders' equity	688,428	(4,124)	684,304

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Change in projected benefit obligation:
Benefit obligation at beginning of year	$136,513	$132,883	$25,056	$22,903
Service cost	2,257	2,246	815	598
Interest cost	7,430	7,341	1,308	1,099
Plan amendments	-	-	-	(4,159)
Actuarial (gain) loss	2,815	1,735	(1,644)	5,721
Benefits paid	(8,963)	(7,692)	(1,060)	(1,106)
Benefit obligation at end of year	$140,052	$136,513	$24,475	$25,056

Change in plan assets:
Fair value of plan assets at beginning of year	$109,170	$103,024	$984	$1,042
Actual return on plan assets	14,139	7,159	50	53
Company contributions	6,080	6,679	-	-
Benefits paid	(8,963)	(7,692)	(70)	(111)
Fair value of plan assets at end of year	$120,426	$109,170	$964	$984

Funded status of plan at end of year	$(19,626)	$(27,343)	$(23,511)	$(24,072)
Unrecognized actuarial loss	n/a	48,313	n/a	5,988
Unrecognized prior service cost	n/a	(3,263)	n/a	(3,956)
Net amount recognized	n/a	$17,707	n/a	$(22,040)

Amounts recognized in the
consolidated balance sheets:
Accrued benefit liability	n/a	$(22,132)	n/a	$(22,040)
Accumulated other comprehensive income	n/a	39,839	n/a	-
Net amount recognized	n/a	$17,707	n/a	$(22,040)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$42,526	n/a	$4,232	n/a
Prior service cost	(2,616)	n/a	(3,578)	n/a
Total accumulated other comprehensive income	$39,910	n/a	$654	n/a

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Plans with underfunded accumulated
benefit obligation:
Projected benefit obligation	$140,052	$136,513	n/a	n/a
Accumulated benefit obligation	134,361	131,302	n/a	n/a
Fair value of plan assets	120,426	109,170	n/a	n/a

Weighted average assumptions used
to determine benefit obligations
at December 31:
Discount rate	5.50%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	3.75	-	-

Weighted average assumptions used
to determine net periodic benefit
cost for years ended December 31:
Discount rate	5.50%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	4.00	-	-

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$422	$(347)
Postretirement benefit obligation	4,114	(3,357)

For measurement purposes a 12.0% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 6% in 2018 and thereafter.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
The following table provides the
components of net periodic benefit
cost for the years ended December 31:
Service cost	$2,257	$2,246	$2,214	$815	$598	$771
Interest cost	7,430	7,341	7,283	1,308	1,099	1,502
Expected return on plan assets	(8,537)	(8,064)	(7,425)	(54)	(57)	(66)
Amortization of:
Unrecognized actuarial loss	3,000	2,731	2,870	115	6	92
Unrecognized prior service cost	(647)	(647)	(647)	(378)	(204)	-
Net periodic benefit cost	$3,503	$3,607	$4,295	$1,806	$1,442	$2,299

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,300 and ($647), respectively.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $119 and ($378), respectively.

8.	SHARE-BASED PAYMENT

The Company has a long-term incentive plan for senior management that awards participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The awards are calculated over three-year intervals on a calendar year basis. At the conclusion of each three-year interval, participants will receive awards based on the increase in the share price during a defined measurement period, times the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement.

Information about the outstanding three-year intervals as of December 31, 2006, were as follows:

Defined
Measurement Period	Number of Units	Grant Price
2004-2006	125,336	$46.92
2005-2007	98,860	$48.86
2006-2008	169,634	$50.21
2007-2009	179,488	$52.10

During 2006, the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. No payments were made in 2005 or 2004. The cost of compensation charged as an operating expense was $1,145 (2005 – $1,157; 2004 – $135). The associated tax benefit was $401 (2005 – $405; 2004 – $47).

9. SEGMENT INFORMATION

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

Insurance revenues, as shown in the Consolidated Statements of Income, consist of premiums and contract charges, less reinsurance ceded. Other revenues include other sources of customer revenue, such as supplemental contract considerations, accumulated policyholder dividend receipts and third-party administrative and service fees related to the Company’s Group Insurance Segment. It is preferable to consider the sum of both insurance revenues and other revenues in evaluating total revenues from all customer relationships and we define this as “customer revenues” for segment reporting purposes. Customer revenues are added to net investment income and realized investment gains (losses) to reconcile to the Company’s total revenues.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company's revenue.

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations[1]	Total
2006:
Insurance revenues	$127,218	$44,577	$63,933	$(574)	$235,154
Other revenues	10,717	608	24	-	11,349
Customer revenues	137,935	45,185	63,957	(574)	246,503
Net investment income	182,766	272	13,242	-	196,280
Realized investment gains	5,300	-	321	-	5,621
Total revenues	326,001	45,457	77,520	(574)	448,404

Policyholder benefits	95,603	28,596	43,596	-	167,795
Interest credited to policyholder account balances	94,648	-	-	-	94,648
Amortization of deferred acquisition costs
and value of business acquired	29,904	-	11,730	-	41,634
Operating expenses	59,952	19,114	14,588	(574)	93,080
Total benefits and expenses	280,107	47,710	69,914	(574)	397,157

Income (loss) before income tax expense (benefit)	45,894	(2,253)	7,606	-	51,247
Income tax expense (benefit)	12,726	(676)	2,279	-	14,329
Segment net income (loss)	$33,168	$(1,577)	$5,327	$-	$36,918

Segment assets	4,085,189	6,066	369,167	-	4,460,422
Interest expense	1,191	-	226	-	1,417

2005:
Insurance revenues	$132,162	$40,870	$66,007	$(544)	$238,495
Other revenues	9,641	661	10	-	10,312
Customer revenues	141,803	41,531	66,017	(544)	248,807
Net investment income	181,311	233	13,064	-	194,608
Realized investment gains (losses)	6,488	-	(375)	-	6,113
Total revenues	329,602	41,764	78,706	(544)	449,528

Policyholder benefits	99,294	25,950	44,449	-	169,693
Interest credited to policyholder account balances	98,637	-	-	-	98,637
Amortization of deferred acquisition costs
and value of business acquired	29,011	-	13,418	-	42,429
Operating expenses	56,638	19,220	13,830	(544)	89,144
Total benefits and expenses	283,580	45,170	71,697	(544)	399,903

Income (loss) before income tax expense (benefit)	46,022	(3,406)	7,009	-	49,625
Income tax expense (benefit)	12,383	(1,022)	2,080	-	13,441
Segment net income (loss)	$33,639	$(2,384)	$4,929	$-	$36,184

Segment assets	4,170,536	6,671	381,165	-	4,558,372
Interest expense	1,824	-	593	-	2,417

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment, and operating expenses from the Individual Insurance segment, to arrive at Consolidated Statements of Income.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations[1]	Total
2004:
Insurance revenues	$139,892	$42,968	$67,826	$(585)	$250,101
Other revenues	6,740	1,728	-	-	8,468
Customer revenues	146,632	44,696	67,826	(585)	258,569
Net investment income	184,393	323	13,259	-	197,975
Realized investment gains (losses)	46,026	-	(97)	-	45,929
Total revenues	377,051	45,019	80,988	(585)	502,473

Policyholder benefits	106,087	27,959	44,142	-	178,188
Interest credited to policyholder account balances	103,464	-	-	-	103,464
Amortization of deferred acquisition costs
and value of business acquired	29,779	-	13,698	-	43,477
Operating expenses	61,855	19,710	14,681	(585)	95,661
Total benefits and expenses	301,185	47,669	72,521	(585)	420,790

Income (loss) before income tax expense (benefit)	75,866	(2,650)	8,467	-	81,683
Income tax expense (benefit)	22,761	(795)	2,030	-	23,996
Segment net income (loss)	$53,105	$(1,855)	$6,437	$-	$57,687

Segment assets	4,250,635	4,858	410,653	-	4,666,146
Interest expense	1,797	-	396	-	2,193

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment, and operating expenses from the Individual Insurance segment, to arrive at Consolidated Statements of Income.

Enterprise-Wide Disclosures
	2006	2005	2004
Customer revenues by line of business:
Traditional individual insurance products, net	$75,473	$82,219	$91,569
Interest sensitive products	97,177	97,506	98,415
Variable life insurance and annuities	17,319	17,239	17,295
Group life and disability products, net	45,185	41,531	42,822
Group administrative claims paying services	-	-	1,672
Other	11,349	10,312	6,796
Total	$246,503	$248,807	$258,569

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

	2006	2005

Land	$766	$766
Home office complex	20,427	20,180
Furniture and equipment	45,843	44,157
	67,036	65,103

Less accumulated depreciation	(37,672)	(35,149)

	$29,364	$29,954

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2006	2005	2004
Life insurance in force (in millions):
Direct	$29,398	$28,943	$28,815
Ceded	(13,945)	(13,354)	(12,760)
Assumed	1,863	2,006	2,165

Net	$17,316	$17,595	$18,220

Premiums:
Life insurance:
Direct	$124,858	$131,256	$136,749
Ceded	(45,227)	(45,301)	(43,609)
Assumed	4,031	4,144	4,855

Net	$83,662	$90,099	$97,995

Accident and health:
Direct	$46,748	$43,947	$46,821
Ceded	(9,752)	(10,296)	(10,881)
Assumed	-	-	456

Net	$36,996	$33,651	$36,396

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $56.6 million as of this year-end. The reserve for future policy benefits ceded under this agreement was $28,424 (2005 – $30,682).

Kansas City Life acquired a block of traditional life and universal life products in 1997. As of this year-end, the block had $1.8 billion of life insurance in force (2005 – $2.0 billion). The block generated life insurance premiums of $2,716 net of reinsurance (2005 – $2,882).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. As of this year-end, the insurance in force ceded approximates $2.1 billion (2005 – $2.3 billion) and premiums totaled $8,785.

Reinsurance receivables were $159.5 million at year end 2006, consisting of reserves ceded of $143.5 million, claims ceded of $9.3 million and other receivables for commissions and expense allowances of $6.7 million.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability, and the adjustment to adopt SFAS 158. The adjustment to adopt SFAS 158 consists of pension and postretirement net losses and prior service costs. Other comprehensive income (loss) also includes deferred income taxes on these items. The table below provides information about comprehensive income for the years ended December 31.

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2006:
Unrealized losses arising during the year	$(30,716)	$-	$(30,716)
Less: Realized losses included in net income	1,816	-	1,816
Net unrealized losses	(32,532)	-	(32,532)
Decrease in minimum pension liability	-	5,620	5,620
Adjustment to adopt SFAS 158	-	(6,345)	(6,345)
Effect on DAC	2,056	-	2,056
Effect on VOBA	851	-	851
Policyholder account balances	4,603	-	4,603
Deferred income taxes	8,782	253	9,035
Other comprehensive loss	$(16,240)	$(472)	(16,712)
Net income			36,918
Comprehensive income			$20,206

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2005:
Unrealized losses arising during the year	$(66,050)	$-	$(66,050)
Less: Realized losses included in net income	(1,613)	-	(1,613)
Net unrealized losses	(64,437)	-	(64,437)
Increase in minimum pension liability	-	(6)	(6)
Effect on DAC	4,689	-	4,689
Effect on VOBA	95	-	95
Policyholder account balances	6,408	-	6,408
Deferred income taxes	18,612	2	18,614
Other comprehensive loss	$(34,633)	$(4)	(34,637)
Net income			36,184
Comprehensive income			$1,547

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2004:
Unrealized gains arising during the year	$14,632	$-	$14,632
Less: Realized gains included in net income	490	-	490
Net unrealized gains	14,142	-	14,142
Increase in minimum pension liability	-	(3,698)	(3,698)
Effect on DAC	(1,220)	-	(1,220)
Effect on VOBA	(1,522)	-	(1,522)
Policyholder account balances	(3,375)	-	(3,375)
Deferred income taxes	(2,808)	1,294	(1,514)
Other comprehensive income (loss)	$5,217	$(2,404)	2,813
Net income			57,687
Comprehensive income			$60,500

The following table provides accumulated balances related to each component of accumulated other comprehensive loss.

	Unrealized	Minimum	Pension
	Gain (Loss)	Pension	and Other
	on Securities	Liability	Benefits	Total
2005:
Beginning of year	$52,122	$(25,891)	$-	$26,231
Other comprehensive loss	(34,633)	(4)	-	(34,637)

End of year	17,489	(25,895)	-	(8,406)

2006:
Other comprehensive loss	(16,240)	-	(472)	(16,712)

End of year	$1,249	$(25,895)	$(472)	$(25,118)

13. FAIR VALUE of FINANCIAL INSTRUMENTS

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

At year-end 2006, all of the Company’s notes payable had a carrying value which approximated their fair value. The Company’s other liabilities are generally short-term in nature and their carrying value approximates their fair value.

Following are the carrying amounts and fair values of financial instruments as of December 31.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Securities available for sale	$2,771,790	$2,771,790	$2,918,251	$2,918,251
Mortgage loans	472,019	471,680	458,668	466,388
Liabilities:
Individual and group annuities	$1,068,286	$1,038,533	$1,131,297	$1,096,429
Notes payable	14,700	14,700	27,282	27,282
Bank deposits	43,118	43,118	47,608	47,608
Supplementary contracts
without life contingencies	67,908	67,927	75,100	75,100

14. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized in the table below.

	First	Second	Third	Fourth
2006:
Total revenues	$110,984	$112,519	$111,227	$113,674

Net income	7,189	10,109	9,526	10,094

Per common share,
basic and diluted	0.60	0.85	0.80	0.86

2005:
Total revenues	$114,125	$109,080	$108,925	$117,398

Net income	7,960	8,425	8,902	10,897

Per common share,
basic and diluted	0.67	0.71	0.75	0.90

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2006, the Company had purchase commitments to fund mortgage loans and other investments of $15.6 million and sale commitments of $6.2 million. Subsequent to December 31, 2006, the Company entered into commitments to fund additional mortgage loans of $5.3 million.

16. CONTINGENT LIABILITIES

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

17. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on the Company’s business, financial position or results of operations.

18. SUBSEQUENT EVENTS

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

On January 29, 2007, the Board of Directors declared two dividends, including a quarterly dividend of $0.27 per share, unchanged from the prior year, and a special one-time dividend of $2.00 per share. Both dividends, totaling $26.9 million, were paid on February 13, 2007 to shareholders of record as of February 8, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I-V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

KPMG LLP

Kansas City, Missouri

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting appearing under Item 9A, that Kansas City Life Insurance Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and financial statement schedules I-V, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/KPMG LLP

KPMG LLP

Kansas City, Missouri

February 28, 2007

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2006.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Information Concerning Directors,” “Code of Ethics,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information appearing in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders under the captions “Executive Officer Compensation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information appearing under the captions “Security Ownership by Certain Beneficial Owners and Management” in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement relating to our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)...............	33

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
10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]

10(b)

Twenty-eighth Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 10(b) to the Company’s 10-K Report for 2005 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Savings and Profit Sharing Plan filed as Exhibit 10(b) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(c)

Fourteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company’s 10-K Report for 2005 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Stock Plan filed as Exhibit 10(c) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

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

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 23, 2007
(Principal Executive Officer)
Date: February 23, 2007	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director; Senior Vice President,
Walter E. Bixby	General Counsel and Secretary
Director and Vice Chairman	Date: February 23, 2007
of the Board
Date: February 23, 2007	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/E. Larry Winn, Jr.	Director
E. Larry Winn, Jr.	Date: February 23, 2007
Director
Date: February 23, 2007	By: /s/Webb R. Gilmore
Webb R. Gilmore
By: /s/ Bradford T. Nordholm	Director
Bradford T. Nordholm	Date: February 23, 2007
Director
Date: February 23, 2007

Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN

INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2006

(amounts in thousands)

			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$15,230	$15,026	$15,026
Mortgage-backed securities	595,937	589,184	589,184
Public utilities	156,451	163,694	163,694
Corporate	1,766,232	1,768,289	1,768,289
All other bonds	174,612	172,339	172,339
Redeemable preferred stocks	10,498	10,907	10,907
Total	2,718,960	$2,719,439	2,719,439

Equity securities, available for sale:
Common stocks	30,333	32,067	32,067
Perpetual preferred stocks	19,847	20,284	20,284
Total	50,180	$52,351	52,351

Mortgage loans	472,019		472,019
Real estate	110,773		110,773
Policy loans	96,218		96,218
Short-term investments	41,037		41,037
Other investments	3,182		3,182
Total investments	$3,492,369		$3,495,019

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

KANSAS CITY LIFE INSURANCE COMPANY

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(amounts in thousands, except share data)

	December 31
	2006	2005
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,128,865	$2,239,430
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	205,553	211,532
Other	43,344	44,127
Mortgage loans	379,267	364,031
Real estate	106,075	76,882
Policy loans	75,208	79,929
Short-term investments	35,864	36,298
Total investments	2,974,176	3,052,229

Cash	1,986	10,508
Accrued investment income	30,227	31,244
Deferred acquisition costs	109,434	112,323
Value of business acquired	70,033	74,036
Reinsurance receivables	82,070	79,384
Property and equipment	28,603	28,931
Other assets	19,550	16,968
Separate account assets	400,749	367,860
Total assets	$3,716,828	$3,773,483

LIABILITIES

Future policy benefits	$566,804	$569,659
Policyholder account balances	1,837,330	1,903,349
Policy and contract claims	22,194	26,173
Other policyholder funds	77,658	82,229
Notes payable	11,500	18,068
Income taxes	14,743	16,619
Other liabilities	101,546	109,307
Separate account liabilities	400,749	367,860
Total liabilities	3,032,524	3,093,264

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	25,852	25,063
Retained earnings	781,885	763,121
Accumulated other comprehensive loss	(26,111)	(14,720)
Less treasury stock, at cost (2006 - 6,641,183 shares;
2005 - 6,578,046 shares)	(120,443)	(116,366)
Total stockholders' equity	684,304	680,219

Total liabilities and stockholders' equity	$3,716,828	$3,773,483

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

(continued)

KANSAS CITY LIFE INSURANCE COMPANY

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

(amounts in thousands)

	Year Ended December 31
	2006	2005	2004
REVENUES
Insurance revenues:
Premiums	$102,430	$102,942	$109,515
Contract charges	93,643	92,530	92,889
Reinsurance ceded	(36,361)	(36,178)	(34,394)
Total insurance revenues	159,712	159,294	168,010
Investment revenues:
Net investment income	153,715	151,579	154,679
Realized investment gains	4,759	6,374	45,649
Other revenues	5,907	6,207	4,787
Total revenues	324,093	323,454	373,125

BENEFITS AND EXPENSES
Policyholder benefits	119,210	120,350	128,735
Interest credited to policyholder account balances	79,215	82,338	86,271
Amortization of deferred acquisition costs
and value of business acquired	24,649	23,648	23,673
Operating expenses	70,541	66,668	72,686
Total benefits and expenses	293,615	293,004	311,365

Income before income tax expense and equity
in undistributed net income of subsidiaries	30,478	30,450	61,760

Income tax expense	8,075	7,711	18,101

Income before equity in undistributed net
income of subsidiaries	22,403	22,739	43,659
Equity in undistributed net income of subsidiaries	14,515	13,445	14,028

NET INCOME	$36,918	$36,184	$57,687

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule II

(continued)

KANSAS CITY LIFE INSURANCE COMPANY

CONDENSED FINANCIAL STATEMENT OF REGISTRANT

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$36,918	$36,184	$57,687
Equity in undistributed net income of subsidiaries	(14,515)	(13,445)	(14,028)
Adjustments to reconcile net income to
net cash from operating activities:
Amortization of investment premium	6,625	8,999	11,525
Depreciation	4,174	4,231	5,089
Acquisition costs capitalized	(16,257)	(16,651)	(15,103)
Amortization of deferred acquisition costs	20,667	19,547	19,175
Amortization of value of business acquired	3,981	4,101	4,498
Realized investment gains	(4,759)	(6,374)	(45,649)
Changes in assets and liabilities:
Future policy benefits	(2,857)	(228)	2,244
Policyholder account balances	(20,901)	(9,270)	(4,532)
Income taxes payable and deferred	4,003	571	15,152
Other, net	(78)	7,091	(7,977)
Net cash provided	17,001	34,756	28,081

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(216,514)	(453,581)	(542,565)
Equity securities	(8,745)	(4,813)	(10,556)
Mortgage loans	(57,618)	(92,458)	(52,033)
Real estate	(45,139)	(17,725)	(8,239)
Other investment assets	(1,458)	(4,129)	(8,020)
Sale of investments:
Fixed maturity securities	75,888	138,640	119,678
Equity securities	3,531	3,746	4,206
Real estate	18,487	32,873	68,890
Other investment assets	5,155	26,800	5,742
Maturities and principal paydowns of investments:
Fixed maturity securities	213,330	306,515	317,410
Equity securities	7,175	8,027	2,500
Mortgage loans	42,281	60,993	59,387
Net additions to property and equipment	(2,241)	(1,291)	(1,925)
Net cash provided (used)	34,132	3,597	(45,525)

FINANCING ACTIVITIES
Proceeds from borrowings	34,641	32,264	11,314
Repayment of borrowings	(41,209)	(63,051)	(54,505)
Deposits on policyholder account balances	191,744	233,294	256,276
Withdrawals from policyholder account balances	(253,314)	(236,557)	(197,695)
Net transfers to (from) separate accounts	16,451	5,213	(12,009)
Change in other deposits	(8,477)	(3,284)	(2,741)
Cash dividends to stockholders	(12,833)	(12,876)	(12,988)
Dividends from subsidiaries	16,630	14,950	12,525
Net disposition (acquisition) of treasury stock	(3,288)	(1,349)	946
Net cash provided (used)	(59,655)	(31,396)	1,123

Increase (decrease) in cash	(8,522)	6,957	(16,321)
Cash at beginning of year	10,508	3,551	19,872

Cash at end of year	$1,986	$10,508	$3,551

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule III

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(amounts in thousands)

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2006:
Individual	$147,281	$2,827,217	$362	$84,306
Group	-	6,054	280	-
Old American	73,314	244,469	214	1,932
Total	$220,595	$3,077,740	$856	$86,238

December 31, 2005:
Individual	$153,997	$2,920,322	$422	$89,900
Group	-	6,493	295	-
Old American	72,966	248,029	236	2,344
Total	$226,963	$3,174,844	$953	$92,244

	Policyholder
	benefits and
	interest
	credited to
	policyholder	Operating
Segment	account balances	expenses*
Year Ended December 31, 2006:			* Allocations of
Individual	$190,251	$59,952	operating
Group	28,596	19,114	expenses are
Old American	43,596	14,588	based on a number
Intercompany Eliminations[1]	-	(574)	of assumptions
Total	$262,443	$93,080	and estimates,
			and the results
Year Ended December 31, 2005:			may change if
Individual	$197,931	$56,638	different methods
Group	25,950	19,220	were applied.
Old American	44,449	13,830
Intercompany Eliminations[1]	-	(544)
Total	$268,330	$89,144

Year Ended December 31, 2004:
Individual	$209,551	$61,855
Group	27,959	19,710
Old American	44,142	14,681
Intercompany Eliminations[1]	-	(585)
Total	$281,652	$95,661

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: operating expenses from the Individual Insurance segment, to arrive at Consolidated Statements of Income.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule IV

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES

REINSURANCE INFORMATION

Year Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2006	2005	2004	2006	2005	2004
	(in thousands)
Direct
Individual	$48,679	$52,404	$54,967	$1,130	$1,515	$3,081
Group	10,524	10,788	11,655	43,492	39,933	40,881
Old American	65,977	68,370	70,452	2,378	2,737	3,119
Intercompany Eliminations[1]	(322)	(306)	(325)	(252)	(238)	(260)
Total	124,858	131,256	136,749	46,748	43,947	46,821

Ceded
Individual	(40,024)	(39,308)	(36,730)	(1,045)	(1,276)	(1,463)
Group	(2,303)	(2,686)	(3,145)	(7,185)	(7,227)	(7,407)
Old American	(2,900)	(3,307)	(3,734)	(1,522)	(1,793)	(2,011)
Total	(45,227)	(45,301)	(43,609)	(9,752)	(10,296)	(10,881)

Assumed
Individual	3,982	4,082	4,327	-	-	-
Group	49	62	528	-	-	456
Old American	-	-	-	-	-	-
Total	4,031	4,144	4,855	-	-	456
Net	$83,662	$90,099	$97,995	$36,996	$33,651	$36,396

% of Assumed to Net	5	5	5	-	-	1

	Life Insurance In Force
	2006	2005	2004
	(in millions)
Direct
Individual	$24,918	$24,893	$24,684
Group	3,590	3,130	3,178
Old American	890	920	953
Total	29,398	28,943	28,815

Ceded
Individual	(13,449)	(12,909)	(12,326)
Group	(439)	(382)	(364)
Old American	(57)	(63)	(70)
Total	(13,945)	(13,354)	(12,760)

Assumed
Individual	1,863	2,006	2,165
Group	-	-	-
Old American	-	-	-
Total	1,863	2,006	2,165
Net	$17,316	$17,595	$18,220

% of Assumed to Net	11	11	12

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Income.

See accompanying Report of Independent Registered Public Accounting Firm.

Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Year Ended December 31
	2006	2005	2004
Mortgage loan valuation account
Beginning of year	$3,478	$4,368	$4,801
Additions	122	-	-
Deductions	-	(890)	(433)
End of year	$3,600	$3,478	$4,368

Allowance for uncollectible accounts
Beginning of year	$2,975	$2,978	$2,982
Additions	102	49	34
Deductions	(111)	(52)	(38)
End of year	$2,966	$2,975	$2,978

See accompanying Report of Independent Registered Public Accounting Firm.