Form 10-Q
period 2007-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2007-05-04
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended March 31, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from	to

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer ☒	Non-accelerated filer	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2007
Common Stock, $1.25 par value	11,860,420 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31	December 31
	2007	2006
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,685,457	$2,719,439
Equity securities available for sale, at fair value	53,419	52,351
Mortgage loans	456,346	472,019
Real estate	100,504	109,525
Policy loans	94,969	96,218
Short-term and other investments	42,664	41,037
Other investments	-	3,182
Total investments	3,433,359	3,493,771

Cash	13,874	3,908
Accrued investment income	41,665	38,661
Deferred acquisition costs	217,123	220,595
Value of business acquired	80,742	82,769
Reinsurance receivables	157,657	159,513
Property and equipment	28,906	29,364
Other assets	30,853	31,092
Separate account assets	404,210	400,749
Total assets	$4,408,389	$4,460,422

LIABILITIES
Future policy benefits	$852,856	$854,447
Policyholder account balances	2,161,459	2,191,105
Policy and contract claims	30,848	32,188
Other policyholder funds	101,941	87,094
Notes payable	14,700	14,700
Income taxes	40,336	35,319
Other liabilities	128,390	160,516
Separate account liabilities	404,210	400,749
Total liabilities	3,734,740	3,776,118

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	27,353	25,852
Retained earnings	762,344	780,892
Accumulated other comprehensive loss	(17,485)	(25,118)
Less treasury stock, at cost (2007 - 6,636,260 shares;
2006 - 6,641,183 shares)	(121,684)	(120,443)
Total stockholders' equity	673,649	684,304

Total liabilities and stockholders' equity	$4,408,389	$4,460,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended March 31
	2007	2006
REVENUES
Insurance revenues:
Premiums	$42,648	$43,620
Contract charges	28,703	29,333
Reinsurance ceded	(12,944)	(13,145)
Total insurance revenues	58,407	59,808
Investment revenues:
Net investment income	47,084	48,913
Realized investment gains (losses)	5,124	(265)
Other revenues	2,417	2,528
Total revenues	113,032	110,984

BENEFITS AND EXPENSES
Policyholder benefits	43,997	42,484
Interest credited to policyholder account balances	22,773	23,558
Amortization of deferred acquisition costs
and value of business acquired	11,191	11,449
Operating expenses	22,710	23,544
Total benefits and expenses	100,671	101,035

Income before income tax expense	12,361	9,949

Income tax expense	4,055	2,760

NET INCOME	$8,306	$7,189

Basic and diluted earnings per share:
Net income	$0.70	$0.60

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Quarter ended March 31
	2007	2006
OPERATING ACTIVITIES
Net cash provided	$4,733	$1,623

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(85,920)	(76,949)
Equity securities	(771)	(1,749)
Mortgage loans	(16,326)	(20,545)
Real estate	(857)	(42,875)
Other investment assets	(378)	-
Sales of investments:
Fixed maturity securities	9,126	36,797
Equity securities	-	161
Real estate	12,995	959
Other investment assets	-	35,236
Maturities and principal paydowns of investments:
Fixed maturity securities	100,639	78,900
Equity securities	18	202
Mortgage loans	13,715	7,849
Net additions to property and equipment	(507)	(113)
Proceeds from sale of non insurance affiliate	10,104	-
Net cash provided	41,838	17,873

FINANCING ACTIVITIES
Proceeds from borrowings	625	12,681
Repayment of borrowings	(625)	(14,595)
Deposits on policyholder account balances	56,705	55,552
Withdrawals from policyholder account balances	(85,541)	(72,896)
Net transfers from separate accounts	3,283	5,687
Change in other deposits	15,287	(4,052)
Cash dividends to stockholders	(26,599)	(3,213)
Net disposition (acquisition) of treasury stock	260	(1,407)
Net cash used	(36,605)	(22,243)

Increase (decrease) in cash	9,966	(2,747)
Cash at beginning of year	3,908	12,099

Cash at end of period	$13,874	$9,352

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

The unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Business Changes

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation. On January 8, 2007, the Company completed the sale of Generations Bank. The gain on the sale was $1.9 million. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

Significant Accounting Policies

A complete summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. SOP 05-1 was adopted on January 1, 2007, with no material impact to the unaudited consolidated financial statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for under SFAS No. 109 “Accounting for Income Taxes”. FIN 48 addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority. Previous statements provided no specific guidance related to such positions. FIN 48 was adopted on January 1, 2007, with no material impact to the unaudited consolidated financial statements. Other disclosures regarding FIN 48 are provided in Note 6 Income Taxes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the unaudited consolidated financial statements.

All other Standards and Interpretations of those Standards issued during the first quarter of 2007 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. UNREALIZED LOSSES ON SECURITIES

As of March 31, 2007, the Company had unrealized losses of $38.2 million on investment securities that had a fair value of $1.5 billion. As of December 31, 2006, the Company had unrealized losses of $48.0 million on investment securities that had a fair value of $1.6 billion. The decrease in unrealized losses was primarily attributable to the decrease in the interest rates during the quarter ended March 31, 2007.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table provides information regarding unrealized losses on investment securities available for sale, as of March 31, 2007.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$5,937	$6	$33,353	$777	$39,290	$783
Federal agencies [1]	31,022	75	59,043	986	90,065	1,061
Federal agency issued
mortgage-backed securities [1]	1,680	7	204,516	4,484	206,196	4,491
Corporate obligations	127,008	1,385	686,214	24,921	813,222	26,306
Corporate private-labeled
mortgage-backed securities	46,902	362	105,555	1,891	152,457	2,253
Other	45,474	496	100,741	2,095	146,215	2,591
Fixed maturity securities	258,023	2,331	1,189,422	35,154	1,447,445	37,485
Equity securities	3,795	11	9,098	659	12,893	670
Total	$261,818	$2,342	$1,198,520	$35,813	$1,460,338	$38,155

_________

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The Company holds no securities that are below cost by 20% or more. All securities in the table are expected to continue to perform to the original contractual terms and the Company has the ability and intent to hold them until the recovery of fair value, which may be at maturity. No securities were considered to be other-than-temporarily impaired at March 31, 2007.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the pension liability. Other comprehensive income (loss) also includes deferred income taxes on these items.

For the first quarter of 2007, comprehensive income was $15.9 million, which consisted of net income of $8.3 million and other comprehensive income of $7.6 million. The other comprehensive income of $7.6 million was due primarily to an increase in unrealized investment gains as a result of a decrease in interest rates over the quarter. For the first quarter of 2006, comprehensive loss was $21.5 million, which consisted of net income of $7.2 million and other comprehensive loss of $28.7 million. The other comprehensive loss of $28.7 million was due primarily to an increase in unrealized investment losses as a result of an increase in interest rates over the quarter.

5. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,856,385 and 11,908,863 for the first quarters of 2007 and 2006, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

6. INCOME TAXES

The first quarter income tax expense was $4.1 million or 33% of income before tax for 2007, versus $2.8 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the first quarter was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize the benefit of a tax position if the impact is more likely than not of being sustained in an audit based on the technical merits of the position.

The Company adopted FIN 48 as of January 1, 2007. As of that date the Company’s unrecognized tax benefit was $5.3 million of which $0.8 million would impact the effective tax rate if recognized. Management does not believe the unrecognized tax benefit will change significantly within twelve months of the date of adoption.

The Company is currently under a limited scope Federal income tax examination for the 2003 tax year. Provision for interest related to uncertain tax positions was included in taxes payable and income tax expense. Accrued interest as of the date of adoption was $0.5 million.

7.	SEGMENT INFORMATION

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party arrangements. The Group Insurance segment consists of sales of group life, group disability, and group dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Total
Insurance revenues:
First quarter:	2007	$31,440	$11,399	$15,719	$(151)	$58,407
	2006	33,242	10,475	16,234	(143)	59,808

Net investment income:
First quarter:	2007	$43,704	$65	$3,315	$-	$47,084
	2006	45,464	71	3,378	-	48,913

Net income (loss):
First quarter:	2007	$8,027	$(192)	$471	$-	$8,306
	2006	6,978	(446)	657	-	7,189

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

8.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	March 31		March 31
	2007	2006	2007	2006

Service cost	$564	$589	$204	$220
Interest cost	1,856	1,927	327	355
Expected return on plan assets	(2,132)	(2,116)	(14)	(14)
Amortization of:
Unrecognized actuarial loss	749	717	28	59
Unrecognized prior service cost	(162)	(170)	(94)	(95)
Net periodic benefit cost	$875	$947	$451	$525

9.	SHARE-BASED PAYMENT

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

In the first quarter of 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006. A payment of $1.5 million was made in the first quarter of 2006. At each reporting period an estimate of the share-based compensation expense is accrued, utilizing the share price (fair value) at the period end. The cost of compensation that has been charged (credited) as an operating expense was ($339) and $190, for the first quarters of 2007 and 2006, respectively. The associated tax benefit (expense) for these periods was ($119) and $67, respectively.

10.	COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2007, the Company had purchase commitments to fund mortgage loans and other investments of $6.7 million and $0.2 million of sale commitments. Subsequent to March 31, 2007, the Company entered into commitments to fund additional mortgage loans of $22.3 million and $0.2 million of sale commitments.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;
•	Increasing competition and changes in customer behavior, which may affect the Company’s ability to sell its products and retain business;
•	Customer and agent response to new products, distribution channels and marketing initiatives;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;
•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Consolidated Results of Operations

Summary of Results

The Company’s net income increased $1.1 million or 16% in the first quarter of 2007, versus the same quarter in the prior year, to a total of $8.3 million. Net income per share increased $0.10 or 17% and totaled $0.70 per share versus $0.60 per share in last year's first quarter. The increase in the first quarter’s results was largely due to an increase in realized investment gains compared with a small realized investment loss a year ago.

Insurance revenues declined in the first quarter, reflecting a decline in annuity premiums and a reduction in surrender charges. Net investment income declined compared with a year ago and reflected lower investment assets. Policyholder benefits increased, largely due to an increase in death benefits. Partially offsetting these items was a decrease in the amortization of deferred acquisition costs and operating expenses. Finally, income taxes increased versus a year ago primarily due to a lower level of affordable housing tax credits.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income (Unaudited), while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows (Unaudited). The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows (Unaudited) and provides detail by new and renewal deposits. New deposits are also detailed by product.

The Company’s marketing plan has been to focus its primary growth strategies on its individual life insurance business, which includes new premiums for individual life products and new deposits for universal life and variable universal life products. New sales premium and deposits for individual life insurance increased 3% in the first quarter, compared with the prior year. The marketing plan also includes strategies to grow the business through its existing sales force and the addition of new agents and general agents.

Consolidated total premiums declined 2% in the first quarter versus the same period in the prior year. New premiums declined 13% but renewal premiums were flat. New premiums declined $1.0 million, largely due to a $0.7 million decline in immediate annuity premiums. New individual life premiums declined $0.3 million or 8%. The decline in annuity sales has primarily been the result of competition from alternative products.

New group life sales increased 32% in the first quarter, compared with the prior year. New group accident and health sales, however, declined 5% versus the same period a year ago. This decline is primarily the result of a 37% decline in premiums from the stop loss product line. The Company exited the stop loss market during 2006 but will continue to process existing business until the stop loss contracts expire in 2007. Partially offsetting this decline, group dental premiums increased 12%.

Consolidated renewal premiums were flat compared with 2006. Group life and accident and health renewal premiums increased 7%. Individual life renewal premiums declined 2%, largely the result of a 3% decline at Old American. The Individual Insurance segment’s life renewal premiums increased 1%.

	Quarter ended March 31
	2007	%	2006	%
New premiums:
Individual life insurance	$2,975	(8)	$3,251	13
Immediate annuities	992	(42)	1,702	(62)
Group life insurance	314	32	237	(37)
Group accident and health insurance	2,696	(5)	2,829	15
Total new premiums	6,977	(13)	8,019	(22)
Renewal premiums	35,671	-	35,601	(1)
Total premiums	$42,648	(2)	$43,620	(6)

Total new deposits increased $1.2 million or 9%. New universal life sales increased 14%, while new variable universal life sales increased 19%. New fixed deferred annuity receipts increased 2%, and new variable annuities increased 13%. Renewal deposits declined 1% in the first quarter. Renewal universal life, variable universal life, and fixed deferred annuity deposits declined, while variable annuity deposits increased.

	Quarter ended March 31
	2007	%	2006	%
New deposits:
Universal life insurance	$2,751	14	$2,410	10
Variable universal life insurance	884	19	743	17
Fixed deferred annuities	6,328	2	6,229	(49)
Variable annuities	5,633	13	4,980	(31)
Total new deposits	15,596	9	14,362	(35)
Renewal deposits	37,388	(1)	37,785	(9)
Total deposits	$52,984	2	$52,147	(18)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Total insurance revenues decreased 2% as both premiums and contract charges declined 2% in the first quarter of 2007. Total individual life premiums decreased 2% compared with a year ago, largely due to a 3% decline in individual life premiums from Old American and a 1% decline in premiums in the Individual Insurance segment. Total group life sales increased 4%, partially offsetting the individual life decline. Total immediate annuity premiums declined $0.7 million or 41%

for the first quarter. Total accident and health premiums increased 2% in the first quarter, primarily reflecting increased premiums from the group dental product line.

Contract charges decreased 2% for the first quarter, primarily due to a reduction in surrender charges. Reinsurance ceded decreased 2% in the first quarter. Reinsurance ceded on group products declined, due in part to the elimination of the stop loss business. Reinsurance ceded also declined in the Old American segment and reflects the decline in premiums.

Investment Revenues

Net investment income declined in the first quarter compared with a year ago. This decline was the result of a decrease in invested assets and increased real estate expenses.

The Company recorded a $5.1 million realized investment gain in the first quarter of 2007 compared with a $0.3 million realized investment loss a year ago. The realized investment gain was due to the sale of real estate properties in the first quarter, which generated realized investment gains of $3.3 million, and the $1.9 million gain from the sale of Generations Bank. The following table provides detail concerning realized investment gains and losses for the first quarters of 2007 and 2006.

	Quarter ended
	March 31
Realized Investment Gains and Losses	2007	2006
Gross gains resulting from:
Sales of investment securities	$3	$497
Investment securities called	718	19
Sales of real estate	3,340	13
Sale of Generations Bank	1,904	-
Total gross gains	5,965	529
Gross losses resulting from:
Sales of investment securities	(750)	(694)
Investment securities called	(33)	(27)
Other investment losses	-	(100)
Total gross losses	(783)	(821)
Amortization of DAC and VOBA	(58)	27
Realized investment gains	$5,124	$(265)

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's analysis identified no securities with other than temporary impairment in the first quarters of 2007 or 2006.

As of March 31, 2007, the Company had investments with unrealized losses of $38.2 million on investments with a fair value of $1.5 billion. As of December 31, 2006, the Company had investments with unrealized losses of $48.0 million on investments with a fair value of $1.6 billion.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $1.5 million or 4% in the first quarter. Death benefits and other benefits, primarily payments from immediate annuities and group accident and health products, increased during the quarter, but were partially offset by a decrease in individual life surrenders.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased $0.8 million or 3% in the first quarter, due to lower policyholder account balances.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $9.5 million for the first quarter of 2007, compared with $9.7 million for 2006. The amortization of VOBA was $1.7 million in the first quarters of both 2007 and 2006, reflecting the normal amortization pattern.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses decreased $0.8 million or 4% in the first quarter of 2007. This decrease was largely the result of a decline in insurance operating expenses of $0.3 million and higher capitalization of commissions and production allowances of approximately $0.3 million. The decrease in insurance operating expenses was the result of a decrease in the legal expense and reduced premium taxes.

Income Taxes

The first quarter income tax expense was $4.1 million or 33% of income before tax for 2007, versus $2.8 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the first quarter was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, and group dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. Refer to Note 7 - Segment Information in the Notes to the Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters of 2007 and 2006 (in thousands):

	Quarter ended
	March 31
	2007	2006
Insurance revenues:
Premiums	$12,584	$13,506
Contract charges	28,703	29,333
Reinsurance ceded	(9,847)	(9,597)
Total insurance revenues	31,440	33,242
Investment revenues:
Net investment income	43,704	45,464
Realized investment gains (losses)	5,128	(337)
Other revenues	2,344	2,427
Total revenues	82,616	80,796

Policyholder benefits	25,177	24,188
Interest credited to policyholder account balances	22,773	23,558
Amortization of deferred acquisition costs
and value of business acquired	8,019	7,948
Operating expenses	14,686	15,456
Total benefits and expenses	70,655	71,150

Income before income tax expense	11,961	9,646

Income tax expense	3,934	2,668

Net income	$8,027	$6,978

Premium information is provided in the table below.

	Quarter ended March 31
	2007	%	2006	%
New premiums:
Individual life insurance	$1,398	(14)	$1,632	18
Immediate annuities	992	(42)	1,702	(62)
Total new premiums	2,390	(28)	3,334	(44)
Renewal premiums	10,194	-	10,172	3
Total premiums	$12,584	(7)	$13,506	(15)

Deposit information is provided in the table below.

	Quarter ended March 31
	2007	%	2006	%
New deposits:
Universal life insurance	$2,751	14	$2,410	10
Variable universal life insurance	884	19	743	17
Fixed deferred annuities	6,328	2	6,229	(49)
Variable annuities	5,633	13	4,980	(31)
Total new deposits	15,596	9	14,362	(35)
Renewal deposits	37,388	(1)	37,785	(9)
Total deposits	$52,984	2	$52,147	(18)

Net income for this segment in the first quarter was $8.0 million, an increase of $1.0 million from 2006. The increase in the first quarter was largely the result of a $5.5 million increase in realized investment gains over the small realized investment loss a year ago. Partially offsetting this increase was a $1.8 million decrease in insurance revenues and a $1.8 million decrease in net investment income. Policyholder benefits increased 4% and reflected increased death benefits. However, interest credited to policyholder account balances and operating expenses declined in the quarter.

Insurance revenues for this segment decreased 5% in the first quarter compared with last year. Total premiums declined 7%, primarily due to a $0.7 million decline in immediate annuity premiums. Individual life premiums declined 1% compared with a year ago. Contract charges decreased 2% in the first quarter, while total reinsurance ceded increased 3% compared with a year ago.

New individual life premiums declined 14% compared with the first quarter of 2006. New immediate annuity premiums declined 42%, reflecting increased competition and the Company’s focus on individual life products. Total new deposits increased 9% for the first quarter. This increase in new deposits resulted from a 14% increase in universal life sales, a 19% increase in variable universal life sales, a 2% increase in fixed deferred annuity business and a 13% increase in variable annuity sales.

Net investment income decreased 4% in the first quarter. This decline was due to reduced investment assets and an increase in real estate expenses. This segment experienced a realized investment gain of $5.1 million for the quarter versus a realized loss of $0.3 million for the same period a year ago. The gains were largely due to the sale of certain real estate properties. In addition, the Company completed the sale of Generations Bank for $10.1 million, generating a gain of $1.9 million.

Policyholder benefits increased 4% in the first quarter compared with a year ago. This increase was largely due to an increase in death benefits during the quarter.

Interest credited to policyholder account balances decreased $0.8 million or 3% in the first quarter compared with a year ago. This decrease was due to lower policyholder account balances.

The amortization of DAC and VOBA increased 1% in the first quarter. The increase reflects an amortization pattern that is in line with expectations.

Operating expenses declined $0.8 million or 5% in the first quarter compared with the prior year. Operating expenses consist of commissions and production allowances, net of the capitalization of commissions and production allowances and expenses from the Company’s operations. Commissions and production allowances decreased $0.2 million in the first quarter, while the capitalization of commissions and production allowances increased $0.2 million. In addition, operating expenses declined $0.4 million reflecting reduced legal expenses.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters of 2007 and 2006 (in thousands):

	Quarter ended
	March 31
	2007	2006
Insurance revenues:
Premiums	$13,536	$12,923
Reinsurance ceded	(2,137)	(2,448)
Total insurance revenues	11,399	10,475
Investment revenues:
Net investment income	65	71
Other revenues	72	97
Total revenues	11,536	10,643

Policyholder benefits	7,357	6,621
Operating expenses	4,453	4,659
Total benefits and expenses	11,810	11,280

Loss before income tax benefit	(274)	(637)

Income tax benefit	(82)	(191)

Net loss	$(192)	$(446)

Premium information is provided in the table below.

	Quarter ended March 31
	2007	%	2006	%
New premiums:
Group life insurance	$314	32	$237	(37)
Group dental insurance	1,763	12	1,570	57
Group disability insurance	351	(3)	360	(37)
Other group insurance	582	(35)	899	1
Total new premiums	3,010	(2)	3,066	8
Renewal premiums	10,526	7	9,857	1
Total premiums	$13,536	5	$12,923	2

Insurance revenues for the Group Insurance segment increased $0.9 million or 9% for the first quarter. This increase was the result of a 5% increase in premiums and a 13% decline in reinsurance ceded. Total new group premiums declined 2%, largely reflecting the termination of the stop loss line during 2006. This segment exited this line as the managing third-party administrator was acquired and the contract was subsequently terminated. Excluding this line from the ongoing product lines, total new premiums increased 11%. This increase is due to a 12% increase in new dental premiums and a 32% increase in new group life. Renewal premiums increased 7%, reflecting good persistency in these products.

Reinsurance on premiums decreased 13% in the first quarter. This decrease was primarily due to the termination of the stop loss business, which had substantial reinsurance.

Policyholder benefits increased $0.7 million or 11% in this segment in the first quarter of 2007. Death benefits in the group life product line increased $0.3 million or 21%, while benefits paid on disability and other group products increased $0.4 million or 8%. The claims ratio (total policyholder benefits divided by total insurance revenues) for this segment increased in the first quarter versus last year, from 63% in 2006 to 65% in 2007.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses decreased 4% in the first quarter 2007 compared with the same period in 2006. This decrease was the result of a slight decrease in commissions and a decrease in direct expenses, largely in salaries and benefits.

The net loss for this segment totaled $0.2 million for the first quarter of 2007 compared with $0.4 million in 2006. This improvement was due to increased revenues, which outpaced increased benefits. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the first quarters of 2007 and 2006 (in thousands):

	Quarter ended
	March 31
	2007	2006
Insurance revenues:
Premiums	$16,679	$17,334
Reinsurance ceded	(960)	(1,100)
Total insurance revenues	15,719	16,234
Investment revenues:
Net investment income	3,315	3,378
Realized investment gains (losses)	(4)	72
Other revenues	1	4
Total revenues	19,031	19,688

Policyholder benefits	11,463	11,675
Amortization of deferred acquisition costs
and value of business acquired	3,172	3,501
Operating expenses	3,722	3,572
Total benefits and expenses	18,357	18,748

Income before income tax expense	674	940

Income tax expense	203	283

Net income	$471	$657

Premium information is provided in the table below.

	Quarter ended March 31
	2007	%	2006	%

New premiums	$1,577	(3)	$1,619	8
Renewal premiums	15,102	(4)	15,715	(4)
Total premiums	$16,679	(4)	$17,334	(3)

Net income for this segment was $0.5 million in the first quarter of 2007, down slightly from the prior year’s $0.7 million. The decrease was largely the result of a decline in insurance revenues, partially offset by a decline in policyholder benefits and amortization of deferred acquisition costs.

Insurance revenues decreased 3% in first quarter versus last year. New premiums declined less than $0.1 million or 3%, while renewal premiums declined $0.6 million or 4%. The sale of final expense products is highly competitive and the decline in premiums reflects increased competition. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In 2006, Old American made modifications to its product rate structure to improve its competitive positioning.

Net investment income declined $0.1 million or 2% in the first quarter of 2007 compared with 2006. This decrease was the result of a decline in the average invested assets for the period and slightly lower investment yields.

Total policyholder benefits declined 2% versus last year, primarily the result of a decline in death benefits. Partially offsetting this decline in policyholder benefits was a 4% increase in operating expenses.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. These expenses increased 4% for the first quarter. This increase was primarily due to an increase in commissions paid.

Liquidity and Capital Resources

Liquidity

Statements made in the Company's 2006 Form 10-K and the 2006 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2006.

The Company meets liquidity requirements primarily through positive cash flows from operations. The Company has sufficient sources of liquidity to satisfy operational requirements. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.

Cash from operations increased $3.1 million versus the same period a year ago. Several factors contributed to this increase. First, the Company had a $2.2 million increase in net receivables and payables. Second, claims payments decreased $1.3 million. Third, commission payments decreased $0.5 million. In addition, the Company’s income taxes payable increased $1.1 million. Partially offsetting these items was a reduction in claims liabilities of $1.3 million and the company had reductions of premiums of $0.6 million and investment income of $0.6 million.

Net cash provided from investing activities was $41.8 million, up from $17.9 million for the same period in 2006. Purchases of fixed maturities were $85.9 million in the first quarter, up from $76.9 million in the prior year. Mortgage loan purchases declined $4.2 million and purchases of real estate declined $42.0 million reflecting the large purchases made in the first quarter of 2006. Sales and maturities of fixed maturity securities totaled $109.8 million for the first quarter, a decrease of $5.9 million versus a year ago. The sale of real estate investments were $13.0 million versus $1.0 million a year ago and the maturity or paydowns of mortgage loans were $13.7 million, an increase of $5.9 million compared with 2006. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million.

Net cash used for financing activities was $36.6 million for the quarter, compared with $22.2 million a year ago. This change was primarily the result of three items. First, withdrawals on policyholder account balances net of related deposits was $28.8 million, an increase of $11.5 million over the prior year. Second, dividends paid to stockholders were $26.6 million, reflecting both the one-time and the regular dividend, compared with $3.2 million in 2006. Third, partially offsetting these decreases to cash was an increase of $16.5 million in the Company’s retained asset program on benefit payments. With the sale of Generation’s Bank this program was reestablished at the respective insurance companies.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2007, outstanding balances totaled $14.7 million in maturities of less than one year.

Borrowings totaled $14.7 million at March 31, 2007 and December 31, 2006. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2007	2006
Total assets less separate accounts	$4,004,179	$4,059,673
Total stockholders' equity	673,649	684,304
Ratio of stockholders' equity
to assets less separate accounts	17%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity, totaled $8.9 million at March 31, 2007 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $7.6 million from year-end 2006.

Stockholders’ equity decreased $10.7 million from year-end. The decrease was largely due to the payment of stockholder dividends. In January, the Company declared a special one-time dividend of $2.00 per share in addition to the regular quarterly dividend of $0.27 per share. The two dividends totaled $26.9 million and were paid in February, reducing stockholders’ equity. These dividends were partially offset by net income for the first quarter and an improvement in accumulated other comprehensive loss, largely the result of an increase in the unrealized gains, net of applicable income taxes.

During the first quarter of 2007, the Company purchased 11,270 of its shares under the stock repurchase program for $0.6 million. Under this program, the Company may purchase up to one million shares on the open market during 2007.

On April 30, 2007, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid May 15, 2007 to stockholders of record as of May 10, 2007.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 19, 2007 the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,867,868 shares outstanding and eligible to vote, and 10,991,803 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three-year term:

William R. Blessing	10,955,930
Richard L. Finn	9,982,944
Cecil R. Miller	10,747,976
Bradford T. Nordholm	10,870,532

The following Directors continued their term of office after the meeting:

Walter E. Bixby	R. Philip Bixby
Webb R. Gilmore	Warren J. Hunzicker, M.D.
Nancy Bixby Hudson	Tracy W. Knapp
Daryl D. Jensen	E. Larry Winn, Jr.
William A. Schalekamp	Michael Braude

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Extension 8216

For Immediate Release: May 4, 2007, press release reporting financial results for the first quarter of 2007.

Kansas City Life Announces First Quarter 2007 Results

Kansas City Life Insurance Company recorded a 16% increase in net income for the first quarter of 2007. The Company earned $8.3 million or $0.70 per share in the first quarter of 2007, an increase from $7.2 million or $0.60 per share one year earlier. This increase was primarily due to $5.1 million in net realized investment gains, compared with a net realized investment loss of $0.3 million in 2006.

Insurance revenues declined 2% for the period, as reduced premiums and contract charges from closed blocks of annuity and life insurance business outpaced new sales in certain product lines. Premiums from accident and health products increased 2%, including a 12% increase in new group dental sales. New sales of deposit products, including universal life, fixed deferred annuity and variable life and annuity products, increased 9% versus the prior year. The new deposits included an increase in universal life and variable universal life sales of 14% and 19%, respectively.

Net investment income declined $1.8 million or 4% for the period, due to a combination of increased investment expenses and reduced investment assets. The net realized investment gains were largely the result of sales of real estate and the completion of the sale of Generations Bank. The Company has benefited from the rise in commercial real estate values in recent years through selected sales of real estate, and the Company continues to actively invest in this asset class.

Policyholder benefits and interest credited to policyholder account balances increased $0.7 million for the first quarter. This increase was primarily the result of increased death benefits paid. Income tax expense increased $1.3 million due to increased earnings and a decline in the Company’s tax credits from affordable housing investments.

A highlight of the Company’s first quarter in 2007 was the payment of a special dividend of $2.00 per share to shareholders as of February 13, 2007. The payment of this special dividend, in addition to continuing the quarterly dividend of $0.27 per share, was supported by the Company’s steady earnings and strong balance sheet. The Company’s increased earnings for the first quarter of 2007 provides further evidence of Kansas City Life’s resources and capacity for growth. We will continue to focus the Company’s attention and resources on growing the life insurance business.

Additionally, the Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid May 15, 2007, to shareholders of record as of May 10, 2007.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $448.4 million in 2006, and assets and life insurance in force were $4.5 billion and $31.3 billion, respectively, as of December 31, 2006. The Company and its affiliates operate in 49 states and the District of Columbia. Please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces

First Quarter 2007 Results

May 4, 2007; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended
	March 31
	2007	2006

Revenues	$113,032	$110,984

Net income	$8,306	$7,189

Net income per share,
basic and diluted	$0.70	$0.60

Dividends paid	$2.27	$0.27

Weighted average number of shares outstanding	11,856,385	11,908,863

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.
31(b)	Section 302 Certification.
32(a)	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

(Registrant)

/s/R. Philip Bixby

R. Philip Bixby

President, Chief Executive Officer

and Chairman of the Board

/s/Tracy W. Knapp

Tracy W. Knapp

Senior Vice President, Finance

Date: April 30, 2007