Form 10-Q
period 2007-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2007-08-03
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended June 30, 2007 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from ________ to ________
Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code: 816-753-7000

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding June 30, 2007

Common Stock, $1.25 par value	11,849,547 shares

KANSAS CITY LIFE INSURANCE COMPANY
TABLE OF CONTENTS

Part I Financial Information
Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30 2007	December 31 2006

	(Unaudited)

ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,634,073	$2,719,439
Equity securities available for sale, at fair value	51,076	52,351
Mortgage loans	462,414	472,019
Real estate	96,989	109,525
Policy loans	93,839	96,218
Short-term investments	20,062	44,219

Total investments	3,358,453	3,493,771

Cash	14,559	3,908
Accrued investment income	38,092	38,661
Deferred acquisition costs	222,249	220,595
Value of business acquired	77,986	82,769
Reinsurance receivables	160,426	159,513
Property and equipment	28,404	29,364
Other assets	31,700	31,092
Separate account assets	422,921	400,749

Total assets	$4,354,790	$4,460,422

LIABILITIES
Future policy benefits	$850,386	$854,447
Policyholder account balances	2,132,214	2,191,105
Policy and contract claims	35,776	32,188
Other policyholder funds	104,597	87,094
Notes payable	12,700	14,700
Income taxes	24,769	35,319
Other liabilities	118,516	160,516
Separate account liabilities	422,921	400,749

Total liabilities	3,701,879	3,776,118

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	28,060	25,852
Retained earnings	770,979	780,892
Accumulated other comprehensive loss	(46,261)	(25,118)
Less treasury stock, at cost (2007 - 6,647,133 shares; 2006 - 6,641,183 shares)	(122,988)	(120,443)

Total stockholders’ equity	652,911	684,304

Total liabilities and stockholders’ equity	$4,354,790	$4,460,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended June 30		Six Months ended June 30

	2007	2006	2007	2006

REVENUES
Insurance revenues:
Premiums	$45,242	$44,374	$87,890	$87,994
Contract charges	26,477	28,520	55,180	57,853
Reinsurance ceded	(14,300)	(14,080)	(27,244)	(27,225)

Total insurance revenues	57,419	58,814	115,826	118,622
Investment revenues:
Net investment income	48,671	48,823	95,755	97,736
Realized investment gains	38	1,905	5,162	1,640
Other revenues	3,757	2,977	6,174	5,505

Total revenues	109,885	112,519	222,917	223,503

BENEFITS AND EXPENSES
Policyholder benefits	40,994	41,532	84,991	84,016
Interest credited to policyholder account balances	22,732	23,656	45,505	47,214
Amortization of deferred acquisition costs and value of business acquired	6,407	10,867	17,598	22,316
Operating expenses	22,416	22,250	45,126	45,794

Total benefits and expenses	92,549	98,305	193,220	199,340

Income before income tax expense	17,336	14,214	29,697	24,163

Income tax expense	5,524	4,105	9,579	6,865

NET INCOME	$11,812	$10,109	$20,118	$17,298

Basic and diluted earnings per share:
Net income	$1.00	$0.85	$1.70	$1.45

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Six Months ended June 30

	2007	2006

OPERATING ACTIVITIES
Net cash provided	$15,106	$6,901

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(159,075)	(145,778)
Equity securities	(1,854)	(9,335)
Mortgage loans	(35,023)	(33,740)
Real estate	(846)	(43,374)
Other investment assets	—	391
Sales of investments:
Fixed maturity securities	13,964	75,493
Equity securities	3,092	965
Real estate	16,442	2,257
Other investment assets	23,354	12,756
Maturities and principal paydowns of investments:
Fixed maturity securities	162,019	141,734
Equity securities	18	2,000
Mortgage loans	26,345	28,571
Net additions to property and equipment	(581)	(402)
Proceeds from sale of non insurance affiliate	10,104	—

Net cash provided	57,959	31,538

FINANCING ACTIVITIES
Proceeds from borrowings	23,927	12,680
Repayment of borrowings	(25,927)	(22,176)
Deposits on policyholder account balances	103,230	103,308
Withdrawals from policyholder account balances	(155,268)	(137,932)
Net transfers from separate accounts	8,811	11,833
Change in other deposits	13,224	(7,564)
Cash dividends to stockholders	(30,074)	(6,418)
Net acquisition of treasury stock	(337)	(2,145)

Net cash used	(62,414)	(48,414)

Increase (decrease) in cash	10,651	(9,975)
Cash at beginning of year	3,908	12,099

Cash at end of period	$14,559	$2,124

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain reclassifications have been made to the prior period results to conform to the presentation of the current period.

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

All other Standards and Interpretations of those Standards issued during the six months ended 2007 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. UNREALIZED LOSSES ON SECURITIES

As of June 30, 2007, the Company had unrealized losses of $66.4 million on investment securities that had a fair value of $1.8 billion. As of December 31, 2006, the Company had unrealized losses of $48.0 million on investment securities that had a fair value of $1.6 billion. The increase in unrealized losses was primarily attributable to the increase in the interest rates during the six months ended June 30, 2007.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table provides information regarding unrealized losses on investment securities available for sale, as of June 30, 2007.

	Investment securities with unrealized losses

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Bonds:
U.S. Treasury securities and obligations of U.S. Government	$13,194	$111	$31,626	$1,254	$44,820	$1,365
Federal agencies [1]	70,310	1,273	57,180	1,805	127,490	3,078
Federal agency issued mortgage-backed securities [1]	29,772	988	186,088	7,318	215,860	8,306
Corporate obligations	412,750	7,578	651,322	35,246	1,064,072	42,824
Corporate private-labeled mortgage-backed securities	126,964	2,996	96,625	2,868	223,589	5,864
Other	51,123	1,134	98,185	3,027	149,308	4,161

Fixed maturity securities	704,113	14,080	1,121,026	51,518	1,825,139	65,598
Equity securities	4,610	28	8,985	771	13,595	799

Total	$708,723	$14,108	$1,130,011	$52,289	$1,838,734	$66,397

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The Company holds a corporate debt security with an unrealized loss of $1.6 million in the category of investments with losses greater than 20% of book value. This security is from an issuer in the media industry and has been in the 20% below book value category for one month. The unrealized loss is primarily caused by a leveraged buyout offer (LBO). All securities in the table are expected to continue to perform to the original contractual terms and the Company has the ability and intent to hold them until the recovery of fair value, which may be at maturity. No securities were considered to be other-than-temporarily impaired at June 30, 2007.

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

Comprehensive loss was $17.0 million for the second quarter of 2007, which consisted of net income of $11.8 million and other comprehensive loss of $28.8 million. Comprehensive loss was $11.6 million for the second quarter of 2006, which consisted of net income of $10.1 million and other comprehensive loss of $21.7 million. The other comprehensive loss for both periods was due primarily to an increase in unrealized investment losses as a result of an increase in interest rates during the respective quarters.

Comprehensive loss was $1.0 million for the six months ended June 30, 2007, which consisted of net income of $20.1 million and other comprehensive loss of $21.1 million. Comprehensive loss was $33.0 million for the six months ended June 30, 2006, which consisted of net income of $17.3 million and other comprehensive loss of $50.3 million. The change in other comprehensive loss in 2007 versus 2006 was due primarily to a decrease in the change in unrealized investment losses, which was the result of a smaller increase in interest rates for the six month period of 2007 versus the six months ended June 30, 2006.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) – Continued

5. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,858,378 and 11,877,907 for the quarters ended June 30, 2007 and 2006, respectively. The weighted average number of shares outstanding was 11,856,947 and 11,893,746 for the six months ended June 30, 2007 and 2006, respectively.

6. INCOME TAXES

The second quarter income tax expense was $5.5 million or 32% of income before tax for 2007, versus $4.1 million or 29% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2007 was $9.6 million or 32% of income before tax for 2007, versus $6.9 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35%, primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006. The effect of the affordable housing tax credits on the effective tax rate for the six months ended June 30, was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance		Group Insurance		Old American	Intercompany Eliminations[1]	Total

Insurance revenues:
Second quarter:	2007	$30,513	[2]	$11,395		$15,661	$(150)	$57,419
	2006	31,069		11,923	[3]	15,965	(143)	58,814
Six months:	2007	$61,953	[2]	$22,794		$31,380	$(301)	$115,826
	2006	64,312		22,398	[3]	32,199	(287)	118,622

Net investment income:
Second quarter:	2007	$45,216		$122		$3,333	$—	$48,671
	2006	45,355		80		3,388	—	48,823
Six months:	2007	$88,920		$187		$6,648	$—	$95,755
	2006	90,819		151		6,766	—	97,736

Net income (loss):
Second quarter:	2007	$10,406	[2]	$(369)		$1,775	$—	$11,812
	2006	8,607		(217	) [3]	1,719	—	10,109
Six months:	2007	$18,433	[2]	$(561)		$2,246	$—	$20,118
	2006	15,585		(663	) [3]	2,376	—	17,298

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

2 Contract charges include expense loads which were reduced for the portion that represents unearned revenue. Contract charges were reduced by $1.7 million in the second quarter and six months of 2007, from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, with $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007. The prior period financial statements were not revised as the amounts were determined to be immaterial.

3 An adjustment was reflected in the second quarter of 2006 related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. The previously unrecorded premiums attributable to the first quarter of 2006 totaled $0.2 million. Excluding the unrecorded premiums, the net loss for the segment was $0.8 million for the second quarter of 2006 and $1.1 million for the six months ended June 30, 2006. Management assessed the materiality of such premiums against prior periods and deemed the unrecorded premiums were not material.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) – Continued

8. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits

	Quarter ended June 30		Quarter ended June 30

	2007	2006	2007	2006

Service cost	$563	$589	$204	$220
Interest cost	1,856	1,927	327	355
Expected return on plan assets	(2,133)	(2,116)	(13)	(14)
Amortization of:
Unrecognized actuarial loss	750	717	29	59
Unrecognized prior service cost	(161)	(170)	(95)	(95)

Net periodic benefits cost	$875	$947	$452	$525

	Pension Benefits		Other Benefits

	Six Months ended June 30		Six Months ended June 30

	2007	2006	2007	2006

Service cost	$1,127	$1,179	$408	$440
Interest cost	3,712	3,854	654	710
Expected return on plan assets	(4,265)	(4,233)	(27)	(28)
Amortization of:
Unrecognized actuarial loss	1,499	1,434	57	118
Unrecognized prior service cost	(323)	(340)	(189)	(190)

Net periodic benefits cost	$1,750	$1,894	$903	$1,050

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

In the first quarter of 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006. A payment of $1.5 million was made in the first quarter of 2006 for the three-year interval ended December 31, 2005. No payments were made in the second quarters of 2007 or 2006. At each reporting period an estimate of the share-based compensation expense is accrued, utilizing the share price (fair value) at the period end. The cost of compensation that has been charged (credited) as an operating expense was $173 and ($479), for the second quarters of 2007 and 2006, respectively. The associated tax benefit (expense) for these periods was $61 and ($168), respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) – Continued

The cost of compensation reduced operating expense for the six month periods ending June 30, 2007 and 2006 was $165 and $289, respectively. The associated tax expense for these periods was $58 and $101, respectively.

10. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2007, the Company had purchase commitments to fund mortgage loans and other investments of $17.0 million and $4.1 million of sale commitments. There were no additional commitments subsequent to June 30, 2007.

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

Consolidated Results of Operations

Summary of Results

Net income for the second quarter of 2007 increased $1.7 million to $11.8 million or 17%, versus the same quarter in the prior year. Net income per share for the second quarter increased $0.15 to $1.00 per share versus $0.85 per share in the second quarter of the prior year. Net income for the six months increased $2.8 million to $20.1 million or 16% over the prior year. Net income per share for the six months increased $0.25 to $1.70 per share compared with $1.45 per share in the prior year period.

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

Consolidated total premiums increased $0.9 million or 2% in the second quarter of 2007 compared with a decline in the prior year. New premiums in the second quarter increased $1.6 million or 21% versus a decline in the prior year. This increase was due to a $1.6 million or 144% increase in immediate annuity premiums. Consolidated new individual life premiums declined $0.1 million or 3% in the second quarter while new group life sales increased $0.1 million or 42% compared with a year ago.

Total premiums for the six months ended 2007 were flat compared with a decline in the prior year period. New premiums for the six months increased 3% compared with a decline a year ago. The increase in the six months was primarily due to a $0.9 million or 33% increase in immediate annuity premiums and a $0.2 million or 37% increase in group life premiums. These increases were partially offset by a $0.4 million or 6% decline in individual life premiums and a $0.2 million or 4% decline in group accident and health premiums. Group accident and health premiums have been affected by the termination of the stop loss product line at year end 2006, which has resulted in a $0.5 million decline in premiums through the six months of 2007. Excluding this terminated block from the new sales figures would result in an 8% increase in new premiums and a 7% increase in the group accident and health product premiums for the six months.

Consolidated renewal premiums declined 2% in the second quarter and 1% for the six months versus the same periods a year ago. Individual life renewal premiums were flat for the second quarter but declined 1% for the six months compared with the prior year. Group life and accident and health renewal premiums declined 6% for the second quarter but were flat for the six months versus the same periods a year ago.

	Quarter ended June 30

	2007	%	2006	%

New premiums:
Individual life insurance	$3,020	(3)	$3,118	(2)
Immediate annuities	2,790	144	1,145	(71)
Group life insurance	350	42	246	(21)
Group accident and health insurance	2,710	(4)	2,811	24

Total new premiums	8,870	21	7,320	(24)
Renewal premiums	36,372	(2)	37,054	2

Total premiums	$45,242	2	$44,374	(3)

	Six Months ended June 30

	2007	%	2006	%

New premiums:
Individual life insurance	$5,995	(6)	$6,369	5
Immediate annuities	3,782	33	2,847	(66)
Group life insurance	664	37	483	(30)
Group accident and health insurance	5,406	(4)	5,640	19

Total new premiums	15,847	3	15,339	(23)
Renewal premiums	72,043	(1)	72,655	1

Total premiums	$87,890	—	$87,994	(5)

Total new deposits declined 2% for the second quarter but increased $0.9 million or 3% for the six months compared with the prior year. New universal life sales increased 11% for the second quarter and 13% for the six months versus 2006. New variable universal life products declined $0.1 million or 18% in the second quarter but were up 2% for the six months. Fixed deferred annuity deposits declined $3.2 million or 36% in the second quarter and $3.1 million or 21% for the first half compared with the prior year. However, variable annuity sales increased $2.7 million or 61% in the second quarter and $3.4 million or 36% for the six months versus a year ago. Increased sales of variable annuity products reflect customer interest in the equity markets.

Total renewal deposits declined 2% for the second quarter and 1% for the six months, compared with the prior year. Renewal deposits declined 1% on universal life, variable universal life, and variable annuity products; while fixed deferred annuity deposits declined 5% in the second quarter. Universal life and variable universal life renewal deposits declined 2% and fixed deferred annuity products declined $3.8 million or 30% for the six months. However, renewal variable annuity deposits increased $3.7 million or 63% compared with a year ago.

	Quarter ended June 30

	2007	%	2006	%

New deposits:
Universal life insurance	$2,684	11	$2,411	(4)
Variable universal life insurance	513	(18)	623	1
Fixed deferred annuities	5,672	(36)	8,871	(34)
Variable annuities	7,173	61	4,446	(34)

Total new deposits	16,042	(2)	16,351	(29)
Renewal deposits	34,204	(2)	34,810	(11)

Total deposits	$50,246	(2)	$51,161	(18)

	Six Months ended June 30

	2007	%	2006	%

New deposits:
Universal life insurance	$5,435	13	$4,821	3
Variable universal life insurance	1,397	2	1,366	9
Fixed deferred annuities	12,000	(21)	15,100	(41)
Variable annuities	12,806	36	9,426	(32)

Total new deposits	31,638	3	30,713	(32)
Renewal deposits	71,592	(1)	72,595	(10)

Total deposits	$103,230	—	$103,308	(18)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Total insurance revenues decreased 2% for both the second quarter and six months compared with the prior year.

Total individual life premiums were flat for the second quarter but declined 1% for the six months compared with the prior year. Premiums received from the sale of new immediate annuities increased 144% in the second quarter and 33% for the six months. Premiums from new group life increased 42% in the second quarter and 37% for the six months. Total premiums received from accident and health business declined 5% for the second quarter and 1% for the six months. However, these premiums included the stop loss product line that the Company exited at year end 2006. Excluding the premiums on this exited business, the total group accident and health sales increased 2% for the six months. Premiums on the Old American segment declined 3% for both the second quarter and the six months.

Contract charges declined 7% for the second quarter and 5% for the six months. Contract charges consist of cost of insurance, surrender charges, expense loads and deferred revenue. Contract charges were reduced $1.7 million in the second quarter and six months of 2007, from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, with $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007.

Investment Revenues

Net investment income was essentially flat in the second quarter but declined 2% for the six months. The results in both the second quarter and six months were primarily due to reduced investment assets, partially offset by the increase in interest rates and a reduction in real estate expenses.

The Company had a small realized investment gain in the second quarter compared with a $1.9 million gain in 2006, whereas gains for the six months were $5.2 million compared with $1.6 million a year ago. The realized investment gains for the six months were due to the sale of real estate properties in the first quarter of 2007, which generated gains of $3.3 million, and the $1.9 million gain from the sale of Generations Bank. The following table provides detail concerning realized investment gains and losses for the second quarter and six month periods of 2007 and 2006.

	Quarter ended		Six Months ended
	June 30		June 30

Realized Investment Gains and Losses	2007	2006	2007	2006

Gross gains resulting from:
Sales of investment securities	$21	$1,558	$24	$2,055
Investment securities called	5	543	723	562
Sales of real estate	150	697	3,490	710
Sale of Generations Bank	—	—	1,904	—
Other investment gains	—	1	—	1

Total gross gains	176	2,799	6,141	3,328

Gross losses resulting from:
Sales of investment securities	(137)	(461)	(887)	(1,155)
Investment securities called	(16)	(291)	(49)	(318)
Other investment losses	—	—	—	(100)

Total gross losses	(153)	(752)	(936)	(1,573)
Amortization of DAC and VOBA	15	(142)	(43)	(115)

Realized investment gains	$38	$1,905	$5,162	$1,640

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company’s analysis identified no securities with other than temporary impairment in the second quarter or six months ended June 30, 2007 and 2006.

As of June 30, 2007, the Company had investments with unrealized losses of $66.4 million on investments with a fair value of $1.8 billion. As of December 31, 2006, the Company had investments with unrealized losses of $48.0 million on investments with a fair value of $1.6 billion. The increase in unrealized losses was primarily attributable to the increase in interest rates during the six months ended June 30, 2007.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 1% for the second quarter but increased 1% for the six months compared with the prior year. Death benefits improved in both the second quarter and the six months along with a decrease in life surrenders. In the second quarter these items were partially offset by an increase in other benefits, which was primarily due to group accident and health benefits.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased $0.9 million or 4% in the second quarter and $1.7 million or 4% for the six months, due primarily to lower policyholder account balances.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

Certain life insurance and annuity products require that DAC is amortized in proportion to the expected future gross profits. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment. A similar analysis is performed on VOBA annually as well and if necessary adjustments are made in the current period VOBA amortization.

The amortization of DAC was $3.6 million in the second quarter, compared with $9.2 million for 2006, and $13.1 million for the six months, compared with $18.9 million in the prior year period. The decrease in the amortization of DAC for these periods was due primarily to the change in DAC unlocking year-to-year. In the second quarter of 2007, the amortization of DAC decreased $5.4 million due to unlocking adjustments for interest spreads and mortality margins. During the second quarter of 2006, the amortization of DAC decreased by $0.5 million due to an unlocking adjustment.

The amortization of VOBA was $2.8 million in the second quarter compared with $1.7 million for 2006, and $4.5 million for the six months compared with $3.4 million in the prior year period. The increase in the amortization of VOBA for these periods was due primarily to a VOBA unlocking adjustment in the second quarter of 2007 in the amount of $1.1 million for mortality margins. There was no VOBA unlocking adjustment in 2006.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $0.2 million or 1% in the second quarter and decreased $0.7 million or 1% for the six months. The increase in the second quarter was due to an increase in salaries and employee benefits while the decrease for the six months was due to lower legal expenses and premium taxes.

Income Taxes

The second quarter income tax expense was $5.5 million or 32% of income before tax for 2007, versus $4.1 million or 29% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2007 was $9.6 million or 32% of income before tax for 2007, versus $6.9 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.The effect of the affordable housing tax credits on the effective tax rate for the six months ended June 30, was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Quarter ended June 30		Six Months ended June 30
	2007	2006	2007	2006

Insurance revenues:
Premiums	$14,944	$12,931	$27,528	$26,438
Contract charges	26,477	28,520	55,180	57,853
Reinsurance ceded	(10,908)	(10,382)	(20,755)	(19,979)

Total insurance revenues	30,513	31,069	61,953	64,312
Investment revenues:
Net investment income	45,216	45,355	88,920	90,819
Realized investment gains	62	1,716	5,190	1,379
Other revenues	3,684	2,751	6,028	5,178

Total revenues	79,475	80,891	162,091	161,688

Policyholder benefits	23,504	23,443	48,681	47,631
Interest credited to policyholder account balances	22,732	23,656	45,505	47,214
Amortization of deferred acquisition costs and value of business acquired	3,312	7,728	11,331	15,676
Operating expenses	14,600	14,000	29,286	29,457

Total benefits and expenses	64,148	68,827	134,803	139,978

Income before income tax expense	15,327	12,064	27,288	21,710

Income tax expense	4,921	3,457	8,855	6,125

Net income	$10,406	$8,607	$18,433	$15,585

Premium information is provided in the table below.

	Quarter ended June 30

	2007	%	2006	%

New premiums:
Individual life insurance	$1,431	(8)	$1,552	15
Immediate annuities	2,790	144	1,145	(71)

Total new premiums	4,221	57	2,697	(49)
Renewal premiums	10,723	5	10,234	—

Total premiums	$14,944	16	$12,931	(17)

	Six Months ended June 30

	2007	%	2006	%

New premiums:
Individual life insurance	$2,829	(11)	$3,184	17
Immediate annuities	3,782	33	2,847	(66)

Total new premiums	6,611	10	6,031	(46)
Renewal premiums	20,917	2	20,407	1

Total premiums	$27,528	4	$26,438	(16)

Deposit information is provided in the table below.

	Quarter ended June 30

	2007	%	2006	%

New deposits:
Universal life insurance	$2,684	11	$2,411	(4)
Variable universal life insurance	513	(18)	623	1
Fixed deferred annuities	5,672	(36)	8,871	(34)
Variable annuities	7,173	61	4,446	(34)

Total new deposits	16,042	(2)	16,351	(29)
Renewal deposits	34,204	(2)	34,810	(11)

Total deposits	$50,246	(2)	$51,161	(18)

	Six Months ended June 30

	2007	%	2006	%

New deposits:
Universal life insurance	$5,435	13	$4,821	3
Variable universal life insurance	1,397	2	1,366	9
Fixed deferred annuities	12,000	(21)	15,100	(41)
Variable annuities	12,806	36	9,426	(32)

Total new deposits	31,638	3	30,713	(32)
Renewal deposits	71,592	(1)	72,595	(10)

Total deposits	$103,230	—	$103,308	(18)

Net income for this segment in the second quarter was $10.4 million, an increase of $1.8 million from 2006. Net income for the six months was $18.4 million, an increase of $2.8 million compared with 2006. The increase in the second quarter was largely the result of a reduction in the amortization of DAC, a decrease in interest credited to policyholder account balances and an increase in premiums. These improvements were partially offset by an increase in the amortization of VOBA, a decrease in contract charges and a decrease in realized investment gains. The improved results for the six months were due to a decrease in the amortization of DAC, a decrease in interest credited to policyholder account balances, an increase in premiums and an increase in realized investment gains. Partially offsetting these improvements was a decrease in contract charges and a decline in net investment income. The decline in net investment income was primarily due to lower invested assets.

Insurance revenues for this segment decreased 2% in the second quarter compared with the prior year and 4% for the six months versus a year ago. Total premiums increased in the second quarter and for the six months, reflecting improved sales of immediate annuities. However, in both periods the premium increase was offset by a decline in contract charges. This decline resulted from an adjustment to deferred revenues, lower surrender charges and a decline in cost of insurance charges. Total reinsurance ceded increased 5% in the second quarter compared with a year ago and 4% for the six months, reflecting increased sales of premiums and deposits on individual business.

Contract charges were reduced by $1.7 million in the second quarter and six months of 2007, from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, with $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007.

Total premiums increased 16% in the second quarter compared with 2006. New individual life premiums declined $0.1 million or 8% in the second quarter compared with the 2006. However, new immediate annuity premiums increased $1.6 million or 144%. Renewal premiums in the second quarter increased 5%.

Total premiums for the six months increased 4% versus 2006. The increase in premiums was the result of a 33% increase in new immediate annuity premiums, which more than offset a decline in new individual life premiums. Total new premiums increased 10% and renewal premiums increased 2% for the six months.

New deposits declined $0.3 million or 2% in the second quarter but increased $0.9 million or 3% for the six months, as compared with the prior year. New universal life deposits increased $0.3 million or 11% compared with the second quarter a year ago and $0.6 million or 13% for the six months. New variable universal life deposits decreased $0.1 million or 18% in the second quarter but increased 2% for the six months, compared with the same periods in the prior year. New variable annuity deposits increased $2.7 million or 61% in the second quarter and $3.4 million or 36% for the six months compared with the same periods in the prior year. New fixed deferred annuity deposits decreased $3.2 million or 36% for the second quarter and $3.1 million or 21% for the six months, compared with 2006. As mentioned above, the increase in universal life deposits reflects the Company’s primary focus on its individual life business. Increased sales of variable annuity products reflect customer interest in the equity markets.

Net investment income was essentially flat in the second quarter but declined 2% for the six months. The results in both the second quarter and six months were primarily due to reduced investment assets, partially offset by the increase in interest rates and a reduction in real estate expenses.

The Individual Insurance segment had realized investment gains of $0.1 million in the second quarter compared with realized investment gains of $1.7 million in 2006. Realized investment gains for the six months were $5.2 million compared with $1.4 million a year ago. The realized investment gains for the six months were due to the sale of real estate properties in the first quarter, which generated realized investment gains of $3.5 million, and the $1.9 million gain from the sale of Generations Bank.

Policyholder benefits were flat for the second quarter and increased 2% for the six months. Surrenders of individual life insurance declined in both the second quarter and six months. The declines in life surrenders were partially offset by an increase in benefits paid to individual life and accident and health claimants.

Interest credited to policyholder account balances decreased $0.9 million or 4% in the second quarter and $1.7 million or 4% for the six months compared to the same periods a year ago. This decrease was primarily due to lower policyholder account balances.

The amortization of DAC was $1.1 million in the second quarter, compared with $6.7 million for the second quarter of 2006, and $8.1 million for the six months, compared with $13.6 million in the prior year period. The decrease in the amortization of DAC for these periods was due primarily to the change in DAC unlocking year-to-year. In the second quarter of 2007, the amortization of DAC decreased $5.4 million due to unlocking adjustments that related to assumptions for interest spreads and mortality margins. During the second quarter of 2006, the amortization of DAC decreased by $0.5 million due to an unlocking adjustment.

The amortization of VOBA was $2.2 million in the second quarter compared with $1.0 million for 2006, and $3.2 million for the six months compared with $2.0 million in the prior year period. The increase in the amortization of VOBA for these periods was due primarily to a VOBA unlocking adjustment in the second quarter of 2007 in the amount of $1.1 million, which was related to the assumptions for mortality margins. There was no VOBA unlocking adjustment in 2006.

Operating expenses consist of commissions and production allowances, net of the capitalization of commissions and production allowances and expenses from the Company’s operations. Operating expenses increased $0.6 million in the second quarter compared with the prior year, but decreased $0.2 million for the six months. The increase for the second quarter was due to an increase in salaries and employee benefits, while the decrease for the six months was due to lower legal expenses and premium taxes.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Quarter ended June 30		Six Months ended June 30
	2007	2006	2007	2006

Insurance revenues:
Premiums	$13,698	$14,384	$27,234	$27,307
Reinsurance ceded	(2,303)	(2,461)	(4,440)	(4,909)

Total insurance revenues	11,395	11,923	22,794	22,398
Investment revenues:
Net investment income	122	80	187	151
Other revenues	69	225	141	322

Total revenues	11,586	12,228	23,122	22,871

Policyholder benefits	7,442	7,774	14,799	14,395
Operating expenses	4,672	4,764	9,125	9,423

Total benefits and expenses	12,114	12,538	23,924	23,818

Loss before income tax benefit	(528)	(310)	(802)	(947)

Income tax benefit	(159)	(93)	(241)	(284)

Net loss	$(369)	$(217)	$(561)	$(663)

Premium information is provided in the table below.

	Quarter ended June 30

	2007	%	2006	%

New premiums:
Group life insurance	$350	42	$246	(21)
Group dental insurance	1,645	12	1,472	76
Group disability insurance	371	(8)	403	(25)
Other group insurance	694	(26)	936	5

Total new premiums	3,060	—	3,057	19
Renewal premiums	10,638	(6)	11,327	14

Total premiums	$13,698	(5)	$14,384	15

	Six Months ended June 30

	2007	%	2006	%

New premiums:
Group life insurance	$664	37	$483	(30)
Group dental insurance	3,408	12	3,042	66
Group disability insurance	722	(5)	763	(31)
Other group insurance	1,276	(30)	1,835	3

Total new premiums	6,070	(1)	6,123	13
Renewal premiums	21,164	—	21,184	7

Total premiums	$27,234	—	$27,307	8

Insurance revenues for the Group Insurance segment decreased $0.5 million or 4% for the second quarter but increased $0.4 million or 2% for the six months. There are two factors from the prior year which affect the comparison of insurance revenues for both the second quarter and six months. First, the Company exited the stop loss market at year end 2006. Direct premiums for the stop loss block declined $0.2 million or 26% in the second quarter and $0.5 million or 31% for the six months. Second, in the second quarter of 2006 the Company identified unrecorded renewal premiums of $0.8 million attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. The unrecorded premiums attributable to the first quarter of 2006 were $0.2 million. Excluding these two factors, insurance revenues would have increased 4% and 5% for the second quarter and six months, respectively.

Total new group premiums were flat in the second quarter but declined 1% for the six months. New group life premiums increased 42% in the second quarter and 37% for the six months, compared with the same prior year periods. New group accident and health premiums declined 4% in both the second quarter and six months. However, new group accident and health premiums include stop loss premiums in both periods. The segment exited this line as the managing third-party administrator was acquired and the contract was subsequently terminated. Excluding this exited block, new group accident and health premiums would have increased 6% in the second quarter and 7% for the six months compared with a year ago. This increase is due to a 12% increase in both the second quarter and six months on new dental premiums. Renewal premiums decreased 6% for the second quarter and were flat for the six months. However, excluding the unrecorded premiums recorded in 2006 from earlier periods, renewal premiums would have increased 3% for the six months.

Reinsurance on premiums decreased 6% for the quarter and 10% for the six months compared with the same periods last year. This decrease was primarily due to the termination of the stop loss business, which had substantial reinsurance and also due to a separate change in reinsurance on certain accidental death and dismemberment insurance.

Policyholder benefits decreased 4% for the second quarter. However, these benefits increased 3% for the six months of 2007. Death benefits in the group life product line decreased 3% for the second quarter as mortality improved somewhat in the second quarter but increased 8% for the six months. Benefits paid on disability and other group products declined 3% for the second quarter but increased 2% for the six months. Disability benefits paid on long-term and short-term disability product lines declined 9% in the second quarter but increased 24% for the six months. Benefits paid on other group products, primarily the dental product line, decreased 1% for the second quarter but increased 1% for the six months.

Operating expenses consist of commissions and production allowances and expenses from the Company’s operations. Operating expenses decreased 2% in the second quarter and 3% for the six months, compared with the same periods in 2006. These decreases were the result of a decrease in commissions and a decrease in direct expenses, largely in salaries and benefits.

The net loss for this segment totaled $0.4 million for the second quarter of 2007 compared with the $0.2 million loss in the second quarter of 2006. The net loss for the six months was $0.6 million or an improvement of 15%, compared with the $0.7 million loss a year earlier. Excluding the unrecorded premiums previously discussed, the net loss for this segment was $0.8 million for the second quarter of 2006 and a net loss of $1.1 million for the six months ended June 30, 2006.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the second quarters and six months ended June 30, 2007 and 2006 (in thousands):

	Quarter ended June 30		Six Months ended June 30
	2007	2006	2007	2006

Insurance revenues:
Premiums	$16,750	$17,202	$33,429	$34,536
Reinsurance ceded	(1,089)	(1,237)	(2,049)	(2,337)

Total insurance revenues	15,661	15,965	31,380	32,199
Investment revenues:
Net investment income	3,333	3,388	6,648	6,766
Realized investment gains (losses)	(24)	189	(28)	261
Other revenues	4	1	5	5

Total revenues	18,974	19,543	38,005	39,231

Policyholder benefits	10,048	10,315	21,511	21,990
Amortization of deferred acquisition costs and value of business acquired	3,095	3,139	6,267	6,640
Operating expenses	3,294	3,629	7,016	7,201

Total benefits and expenses	16,437	17,083	34,794	35,831

Income before income tax expense	2,537	2,460	3,211	3,400

Income tax expense	762	741	965	1,024

Net income	$1,775	$1,719	$2,246	$2,376

Premium information is provided in the table below.

	Quarter ended June 30

	2007	%	2006	%

New premiums	$1,589	1	$1,566	(14)
Renewal premiums	15,161	(3)	15,636	(3)

Total premiums	$16,750	(3)	$17,202	(4)

	Six Months ended June 30

	2007	%	2006	%

New premiums	$3,166	(1)	$3,185	(4)
Renewal premiums	30,263	(3)	31,351	(4)

Total premiums	$33,429	(3)	$34,536	(4)

Net income for this segment was $1.8 million for the second quarter compared with $1.7 million in the prior year. Net income for the second quarter improved slightly with a decline in policyholder benefits of $0.3 million and operating expenses of $0.3 million. These improvements were partially offset by a decline in insurance revenues of $0.3 million and a decrease in realized investment gains and losses of $0.2 million. Net income for the six months was $2.2 million versus $2.4 million for the six months of 2006. The slight decline in net income reflected a decrease in insurance revenues and realized investment gains and losses, which were largely offset by decreases in policyholder benefits and amortization of DAC and VOBA.

Insurance revenues decreased 2% in the second quarter and 3% for the six months compared with the prior year. Total premiums declined $0.5 million or 3% in the second quarter and $1.1 million or 3% for the six months compared with the same periods a year ago. New premiums increased 1% versus a 14% decline for the second quarter a year ago. New premiums for the six months declined 1%, compared with a 4% decline in the same period of 2006.

Net investment income declined $0.1 million or 2% in both the second quarter and six months compared with 2006. This decrease was largely the result of a small decline in both the invested asset volume and investment rates.

Total policyholder benefits declined 3% in the second quarter compared with the prior year and 2% in the six months versus a year ago. These decreases were primarily the result of a decline in death benefits, reflecting improved mortality.

The amortization of DAC and VOBA decreased 1% in the second quarter and $0.4 million or 6% in the six months compared with last year.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Commissions on premium products increased $0.6 million for the second quarter and $0.9 million for the six months but were largely offset by the capitalization of these expenses. Insurance operating expenses declined 12% in the second quarter compared with the prior year and declined 6% for the six months versus last year. These declines were due to reduced salaries and benefits for the second quarter and a reduction in premiums taxes for both the second quarter and six month periods.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2006 Form 10-K and the 2006 Annual Report to Stockholders remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2006.

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

Cash from operations for the six months ended June 30, 2007 increased $8.2 million versus the same period a year ago. Contributing to this increase were several items. First, the Company had a $2.8 million increase in payables and a $3.2 million increase in claims liabilities. Second, claims payments decreased $4.2 million. Partially offsetting these items was a reduction in investment income and premiums of $2.3 million and an increase in commissions paid of $0.8 million.

Net cash provided from investing activities was $58.0 million, up from $31.5 million for the same period in 2006. Purchases of fixed maturities and equity securities were $160.9 million for the six months, up from $155.1 million in the prior year. Mortgage loan originations increased $1.3 million for the six months but purchases of real estate declined $42.5 million, reflecting the large purchases made in the first quarter of 2006. Sales and maturities of fixed maturity and equity securities totaled $179.1 million for the first six months, a 19% decrease versus a year ago. Sales of real estate investments were $16.4 million versus $2.3 million a year ago. Mortgage loan maturities and principal paydowns were $26.3 million, a decrease of $2.2 million compared with 2006. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million.

Net cash used for financing activities was $62.4 million for the six months, compared with $48.4 million a year ago. This change was primarily the result of four items. First, withdrawals on policyholder account balances net of related deposits was $52.0 million, an increase of $17.4 million over the prior year. Second, dividends paid to stockholders were $30.1 million, reflecting both the one-time special dividend paid in the first quarter of 2007 and the regular quarterly dividends, compared with the regular quarterly dividends of $6.4 million in 2006. Third, partially offsetting these decreases to cash was an increase of $20.8 million in other deposits, primarily from the Company’s retained asset program. Finally, the Company had a $7.5 million increase in net proceeds from borrowings compared with the prior year.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At June 30, 2007, outstanding balances totaled $12.7 million in maturities of less than one year.

Borrowings totaled $12.7 million at June 30, 2007, down $2.0 million from year end 2006. The decrease in borrowings is due to reductions in borrowing from the FHLB. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	June 30 2007	December 31 2006

Total assets less separate accounts	$3,931,869	$4,059,673
Total stockholders’ equity	652,911	684,304
Ratio of stockholders’ equity to assets less separate accounts	17%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $19.9 million at June 30, 2007 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents a decrease of $21.1 million from year-end 2006.

Stockholders’ equity at June 30, 2007 decreased $31.4 million from year-end 2006. The decrease was largely due to the payment of stockholder dividends of $30.1 million and a decrease in the unrealized investment losses, net of applicable taxes, of $21.1 million. These decreases were partially offset by net income of $20.1 million for the period ended June 30, 2007. In January 2007, the Company declared a special one-time dividend of $2.00 per share in addition to the regular quarterly dividend of $0.27 per share. The two dividends totaled $26.9 million and were paid in February 2007, reducing stockholders’ equity. The Company’s regular quarterly dividend of $0.27 per share was also paid in the second quarter, reducing stockholders’ equity.

The Company purchased 11,270 of its shares under the stock repurchase program for $0.6 million during the first quarter of 2007. However, no purchases were made during the second quarter. Under this program, the Company may purchase up to one million shares on the open market during 2007.

On July 30, 2007, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 14, 2007 to stockholders of record as of August 9, 2007.

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
(816) 753-7299, Extension 8216

For Immediate Release: August 3, 2007, press release reporting financial results for the second quarter of 2007.

Kansas City Life Announces Second Quarter 2007 Results

Kansas City Life Insurance Company reported a 17% increase in net income for the quarter ended June 30, 2007 relative to the prior year. The Company earned $11.8 million or $1.00 of net income per share in the second quarter compared with $10.1 million or $0.85 of net income per share in the same period of 2006. Net income for the six months increased 16% to $20.1 million or $1.70 per share, compared with $17.3 million or $1.45 per share one year earlier.

Improvements in the Company’s second quarter included an increase in premiums of 2% and a decline in benefits and expenses of 6%. The improvement in net income for the six-month period was primarily the result of an increase in realized investment gains of $3.5 million and a $6.1 million reduction in benefits and expenses.

The increase in premiums during the second quarter was primarily due to increased sales of immediate annuities. Sales of life insurance products were mixed, as new universal life deposits increased 11% and 13% for the quarter and six months, respectively, and new individual life insurance premiums declined for both periods.

The improved benefit and expense results were primarily due to mortality experience, interest credited to policyholder account balances and changes to amortization of deferred acquisition costs and value of business acquired. Death benefits, after consideration of reinsurance, declined for both the quarter and six months. Interest credited was reduced in both periods, as interest sensitive account balances declined. Amortization expense declined $4.5 million for the quarter and $4.7 million for the six months, as adjustments were made to the schedules for deferred costs associated with sales of policies and the value of business acquired through acquisitions. The adjustments to amortization expense were primarily due to improved mortality and interest margin experience.

We continue to benefit from several initiatives focusing primary growth strategies on our individual life insurance business. The Company has experienced growth in sales from new general agents and third-party marketing agreements. New product development and continued recruiting of general agents in key markets provide promise for continued organic growth.

Additionally, the Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid August 14, 2007, to shareholders of record as of August 9, 2007.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $448.4 million in 2006, and assets and life insurance in force were $4.5 billion and $31.3 billion, respectively, as of December 31, 2006. The Company and its affiliates operate in 49 states and the District of Columbia. Please refer to the Company’s Form 10-Q at www.kclife.com.

(Continued on next page)

Kansas City Life Announces
Second Quarter 2007 Results
August 3, 2007; Page Two

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended June 30		Six months ended June 30
	2007	2006	2007	2006

Revenues	$109,885	$112,519	$222,917	$223,503

Net income	$11,812	$10,109	$20,118	$17,298

Net income per share, basic and diluted	$1.00	$0.85	$1.70	$1.45

Dividends paid	$0.27	$0.27	$2.54	$0.54

Average number of shares outstanding	11,858,378	11,877,907	11,856,947	11,893,746

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: July 30, 2007