Form 10-Q
period 2007-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2007-11-02
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended September 30, 2007, or
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

Registrants Telephone Number, including Area Code: 816-753-7000

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

Yes ☒           No ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2007

Common Stock, $1.25 par value	11,831,804 shares

KANSAS CITY LIFE INSURANCE COMPANY
TABLE OF CONTENTS

Part I Financial Information
Item 1. Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30 2007	December 31 2006
	(Unaudited)

ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,623,597	$2,719,439
Equity securities available for sale, at fair value	49,256	52,351
Mortgage loans	458,466	472,019
Real estate	94,031	109,525
Policy loans	93,180	96,218
Short-term investments	63,031	44,219

Total investments	3,381,561	3,493,771

Cash	11,048	3,908
Accrued investment income	41,672	38,661
Deferred acquisition costs	220,177	220,595
Value of business acquired	76,146	82,769
Reinsurance receivables	159,189	158,231
Property and equipment	27,973	29,364
Other assets	30,458	29,747
Separate account assets	428,947	400,749

Total assets	$4,377,171	$4,457,795

LIABILITIES
Future policy benefits	$849,905	$853,102
Policyholder account balances	2,110,532	2,191,105
Policy and contract claims	31,206	32,188
Other policyholder funds	106,347	87,094
Notes payable	8,700	14,700
Income taxes	27,764	35,319
Other liabilities	145,277	159,234
Separate account liabilities	428,947	400,749

Total liabilities	3,708,678	3,773,491

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	29,013	25,852
Retained earnings	776,909	780,892
Accumulated other comprehensive loss	(35,712)	(25,118)
Treasury stock, at cost (2007 - 6,664,876 shares; 2006 - 6,641,183 shares)	(124,838)	(120,443)

Total stockholders' equity	668,493	684,304

Total liabilities and stockholders equity'	$4,377,171	$4,457,795

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(amounts in thousands, except share data)

	Quarter ended September 30		Nine Months ended September 30
	2007	2006	2007	2006

REVENUES
Insurance revenues:
Premiums	$43,041	$43,182	$131,033	$131,296
Contract charges	28,058	28,364	83,238	86,217
Reinsurance ceded	(13,193)	(13,404)	(40,532)	(40,739)

Total insurance revenues	57,906	58,142	173,739	176,774
Investment revenues:
Net investment income	46,869	48,995	142,624	146,731
Realized investment gains	1,339	757	6,501	2,397
Other revenues	2,674	3,330	8,848	8,835

Total revenues	108,788	111,224	331,712	334,737

BENEFITS AND EXPENSES
Policyholder benefits	41,646	42,112	126,644	126,138
Interest credited to policyholder account balances	22,614	23,805	68,119	71,019
Amortization of deferred acquisition costs and value of business acquired	10,802	10,623	28,400	32,939
Operating expenses	20,638	21,392	65,764	67,186

Total benefits and expenses	95,700	97,932	288,927	297,282

Income before income tax expense	13,088	13,292	42,785	37,455

Income tax expense	3,957	3,766	13,536	10,631

NET INCOME	$9,131	$9,526	$29,249	$26,824

Basic and diluted earnings per share:
Net income	$0.77	$0.80	$2.47	$2.25

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Nine Months ended September 30
	2007	2006

OPERATING ACTIVITIES
Net cash provided	$3,716	$5,165

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(191,568)	(200,850)
Equity securities	(2,871)	(9,737)
Mortgage loans	(50,399)	(45,787)
Real estate	(2,465)	(44,068)
Other investment assets	(21,995)	-
Sales of investments:
Fixed maturity securities	32,856	83,029
Equity securities	3,481	1,123
Real estate	21,975	2,621
Other investment assets	3,038	29,584
Maturities and principal paydowns of investments:
Fixed maturity securities	235,483	197,288
Equity securities	2,788	4,000
Mortgage loans	45,669	40,074
Net additions to property and equipment	(630)	(1,097)
Proceeds from sale of non insurance affiliate	10,104	-

Net cash provided	85,466	56,180

FINANCING ACTIVITIES
Proceeds from borrowings	30,637	55,796
Repayment of borrowings	(36,637)	(65,045)
Deposits on policyholder account balances	154,914	153,437
Withdrawals from policyholder account balances	(227,562)	(202,000)
Net transfers from separate accounts	11,391	13,186
Change in other deposits	19,725	(12,258)
Cash dividends to stockholders	(33,275)	(9,624)
Net acquisition of treasury stock	(1,235)	(2,172)

Net cash used	(82,042)	(68,680)

Increase (decrease) in cash	7,140	(7,335)
Cash at beginning of year	3,908	12,099

Cash at end of period	$11,048	$4,764

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)
(amounts in thousands, except share data)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements, the accompanying notes to these unaudited financial statements and Management's Discussion and Analysis of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American).

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation.  Reclassifications have been made for reinsurance, which reduced by $2.6 million both the total assets and the total liabilities of the Consolidated Balance Sheet at December 31, 2006.

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

Significant Accounting Policies

A complete summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. SOP 05-1 was adopted on January 1, 2007, with no material impact to the unaudited consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 applies to all uncertain tax positions accounted for under SFAS No. 109 "Accounting for Income Taxes". FIN 48 addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority. Previous statements provided no specific guidance related to such positions. FIN 48 was adopted on January 1, 2007, with no material impact to the unaudited consolidated financial statements. Other disclosures regarding FIN 48 are provided in Note 6 Income Taxes.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement is effective for years beginning on or after November 15, 2007. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the unaudited consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115." SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the unaudited consolidated financial statements.

All other Standards and Interpretations of those Standards issued during the nine months ended September 30, 2007, did not relate to accounting policies and procedures pertinent to the Company at this time.

3. UNREALIZED LOSSES ON SECURITIES

As of September 30, 2007, the Company had unrealized losses of $57.8 million on investment securities with a fair value of $1.6 billion. As of December 31, 2006, the Company had unrealized losses of $48.0 million on investment securities with a fair value of $1.6 billion. The increase in unrealized losses was primarily attributable to the widening of spreads on corporate bonds and mortgage-backed securities during the nine months ended September 30, 2007.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

The following table provides information regarding unrealized losses on investment securities available for sale, as of September 30, 2007.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Bonds:
U.S. Treasury securities and obligations of U.S. Government	$5,819	$32	$27,026	$765	$32,845	$797
Federal agencies [1]	-	-	46,653	480	46,653	480
Federal agency issued mortgage-backed securities [1]	30,741	526	177,413	5,455	208,154	5,981
Corporate obligations	319,871	7,074	606,731	30,757	926,602	37,831
Corporate private-labeled mortgage-backed securities	125,349	2,412	92,899	2,843	218,248	5,255
Other	60,528	4,237	85,193	2,576	145,721	6,813

Fixed maturity securities	542,308	14,281	1,035,915	42,876	1,578,223	57,157
Equity securities	4,575	63	6,383	593	10,958	656

Total	$546,883	$14,344	$1,042,298	$43,469	$1,589,181	$57,813

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The Company holds three corporate debt securities with an unrealized loss of $4.1 million in the category of investments with losses greater than 20% of book value for less than 6 months. These securities are expected to continue to perform to the original contractual terms and the Company has the ability and intent to hold them until the recovery of fair value, which may be at maturity.  No securities in this table were considered to be other-than-temporarily impaired at September 30, 2007.

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

Comprehensive income was $19.7 million for the third quarter of 2007, which consisted of net income of $9.1 million and other comprehensive income of $10.6 million. Comprehensive income was $46.5 million for the third quarter of 2006, which consisted of net income of $9.5 million and other comprehensive income of $37.0 million. The other comprehensive income for both periods was due primarily to a decrease in unrealized investment losses as a result of a decrease in interest rates during the respective quarters, with the 2007 decrease in interest rates being partially offset by the widening of spreads on corporate bonds and mortgage-backed securities.

Comprehensive income was $18.6 million for the nine months ended September 30, 2007, which consisted of net income of $29.2 million and other comprehensive loss of $10.6 million. Comprehensive income was $13.5 million for the nine months ended September 30, 2006, which consisted of net income of $26.8 million and other comprehensive loss of $13.3 million. The other comprehensive loss for both periods was due primarily to an increase in unrealized investment losses. The increase in unrealized investment losses for the nine months of 2007 was primarily due to the widening of spreads on corporate bonds and mortgage-backed securities. The increase in unrealized investment losses for the nine months of 2006 was primarily due to the increase in interest rates.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

5. INCOME PER SHARE

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,842,494 and 11,875,104 for the quarters ended September 30, 2007 and 2006, respectively. The weighted average number of shares outstanding was 11,851,906 and 11,888,046 for the nine months ended September 30, 2007 and 2006, respectively.

6. INCOME TAXES

The third quarter income tax expense was $4.0 million or 30% of income before tax for 2007, versus $3.8 million or 28% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2007, was $13.5 million or 32% of income before tax for 2007, versus $10.6 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35%, primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in both the third quarter and nine-month periods was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.  The decrease in the tax benefit from affordable housing tax credits was due to a decrease in tax credits realized.

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

Separate investment portfolios are maintained for each of the three life insurance companies of the Company. However, investments are allocated to the Group Insurance segment based upon its cash flows. Its investment income is modeled using the year of investment method. Home office functions are fully integrated for the three companies in order to maximize economies of scale. Operating expenses are allocated to the segments based upon internal cost studies.

Inter-segment revenues are not material. The Company operates in the United States and no individual customer accounts for 10% or more of the Company's revenue.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

The following schedule provides, in thousands, the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance		Group Insurance		Old American	Intercompany Eliminations[1]		Total

Insurance revenues:
Third quarter:	2007	$31,215		$11,348		$15,492		$(149)	$57,906
	2006	31,327		11,058		15,900		(143)	58,142
Nine months:	2007	$93,168	[2]	$34,142		$46,879		$(450)	$173,739
	2006	95,639		33,456	[3]	48,109		(430)	176,774

Net investment income:
Third quarter:	2007	$43,416		$132		$3,321	$		$46,869
	2006	45,724		52		3,219			48,995
Nine months:	2007	$132,336		$319		$9,969	$		$142,624
	2006	136,543		203		9,985			146,731

Net income (loss):
Third quarter:	2007	$8,602		$(553)		$1,082	$		$9,131
	2006	8,677		(506)		1,355			9,526
Nine months:	2007	$27,035	[2]	$(1,114)		$3,328	$		$29,249
	2006	24,262		(1,169	) [3]	3,731			26,824

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

2 Contract charges include expense loads which were reduced for the portion that represents unearned revenue.   During the second quarter of 2007, contract charges were reduced by $1.7 million, from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, with $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007.  No adjustment was necessary in the third quarter of 2007.  The prior period financial statements were not revised as the amounts were determined to be immaterial.

3 Insurance revenues for the nine months of 2006 included unrecorded renewal premiums from earlier periods of $0.6 million.  An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. No adjustment was necessary in the third quarter of 2006.   Excluding the unrecorded premiums, the net loss for the segment was $1.6 million for the nine months ended September 30, 2006.  Management has assessed the materiality of such premiums against prior periods and deemed the unrecorded premiums were not material.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

8. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended September 30		Quarter ended September 30
	2007	2006	2007	2006

Service cost	$605	$589	$184	$188
Interest cost	1,874	1,927	413	299
Expected return on plan assets	(2,826)	(2,117)	(13)	(13)
Amortization of:
Unrecognized actuarial loss (gain)	228	717	75	(2)
Unrecognized prior service cost	(162)	(170)	(94)	(94)

Net periodic benefits cost	$(281)	$946	$565	$378

	Pension Benefits		Other Benefits
	Nine Months ended September 30		Nine Months ended September 30
	2007	2006	2007	2006

Service cost	$1,732	$1,768	$592	$628
Interest cost	5,586	5,781	1,067	1,009
Expected return on plan assets	(7,091)	(6,350)	(40)	(41)
Amortization of:
Unrecognized actuarial loss (gain)	1,727	2,151	132	116
Unrecognized prior service cost	(485)	(510)	(283)	(284)

Net periodic benefits cost	$1,469	$2,840	$1,468	$1,428

9. SHARE-BASED PAYMENT

The Company has a long-term incentive plan for senior management that awards participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The awards are calculated over three-year intervals on a calendar year basis. At the conclusion of each three-year interval, participants will receive awards based on the increase in the share price during a defined measurement period, times the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement.

In the first quarter of 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006. A payment of $1.5 million was made in the first quarter of 2006 for the three-year interval ended December 31, 2005. No payments were made in the second or third quarters of 2007 or 2006. At

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited) Continued

each reporting period an estimate of the share-based compensation expenses is accrued, utilizing the share price (fair value) at the period end.  The cost of compensation that reduced operating expenses was $159 and $193, for the third quarters of 2007 and 2006, respectively. The associated tax expense for these periods was $56 and $68, respectively.  The cost of compensation that reduced operating expense for the nine month periods ending September 30, 2007 and 2006, was $324 and $482, respectively.  The associated tax expense for these periods was $114 and $169, respectively.

10. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2007, the Company had purchase commitments to fund mortgage loans and other investments of $5.9 million and $1.1 million of sale commitments. Subsequent to September 30, 2007, the Company entered into purchase commitments of $1.6 million.

11. CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which are grossly disproportionate to actual damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would have no material effect on the Company's business, results of operations or financial position.

12. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications, and therefore such indemnifications would not result in a material adverse effect on the Company's business, financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Forward-Looking Information

This report reviews the Company's financial condition and results of operations, and historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" that fall within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements rather than historical facts and may contain words like "believe," "expect," "estimate," "project," "forecast," "anticipate," "plan," "will," "shall," and other words, phrases or expressions with similar meaning.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company's future results to differ materially from expected results include, but are not limited to:

Changes in general economic conditions, including the performance of financial markets and interest rates;

Increasing competition and changes in customer behavior, which may affect the Company's ability to sell its products and retain business;

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

Consolidated Results of Operations

Summary of Results

Net income for the third quarter of 2007 decreased $0.4 million to $9.1 million or 4%, versus the same quarter in the prior year. Net income per share for the third quarter decreased $0.03 to $0.77 per share versus $0.80 per share in the third quarter of the prior year. Net income for the nine months increased $2.4 million to $29.2 million or 9% over the prior year. Net income per share for the nine months increased $0.22 to $2.47 per share compared with $2.25 per share in the prior year period.

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

Consolidated total premiums were flat in the third quarter of 2007, compared with the prior year. New premiums in the third quarter increased $0.2 million or 3% versus a 10% increase in the prior year. New immediate annuity premiums increased $0.4 million or 34% and new individual life premiums increased $0.2 million or 5%. New group life premiums increased $0.2 million or 80% in the third quarter, while new group accident and health sales decreased $0.6 million or 20%, compared with a year ago. New group accident and health premiums have been affected by the termination of the stop loss product line at year end 2006, which resulted in a $0.4 million decline in premiums in the third quarter versus last year. Excluding this terminated block from new sales in the third quarter versus a year ago would result in a 10% increase in total new premiums and a 6% decrease in the group accident and health product premiums.

Total premiums for the nine months ended 2007 were flat, compared with a decline in the prior year period. New premiums for the nine months increased 3%, compared with a decline a year ago. The increase in the nine months was primarily due to a $1.4 million or 33% increase in immediate annuity premiums and a $0.4 million or 52% increase in group life premiums. These increases were partially offset by a $0.2 million or 2% decline in individual life premiums and a $0.8 million or 9% decline in group accident and health premiums. The termination of the stop loss product line resulted in a $1.0 million decline in premiums through the nine months of 2007. Excluding this terminated block from new sales for the nine months would result in an 8% increase in new premiums and a 3% increase in the group accident and health product premiums.

Consolidated renewal premiums declined 1% in both the third quarter and nine months versus the same periods a year ago. Individual life renewal premiums declined 2% for the third quarter and 1% for the nine months, compared with the prior year. Group life and accident and health renewal premiums increased 3% for the third quarter and less than 1% for the nine months versus the same periods a year ago.

	Quarter ended September 30
	2007	%	2006	%
New premiums:
Individual life insurance	$3,094	5	$2,936	(26)
Immediate annuities	1,723	34	1,286	-
Group life insurance	437	80	243	(26)
Group accident and health insurance	2,255	(20)	2,816	17

Total new premiums	7,509	3	7,281	10
Renewal premiums	35,532	(1)	35,901	1

Total premiums	$43,041	-	$43,182	2

	Nine Months ended September 30
	2007	%	2006	%
New premiums:
Individual life insurance	$9,089	(2)	$9,305	(7)
Immediate annuities	5,505	33	4,133	(51)
Group life insurance	1,101	52	726	(28)
Group accident and health insurance	7,661	(9)	8,456	19

Total new premiums	23,356	3	22,620	(15)
Renewal premiums	107,677	(1)	108,676	1

Total premiums	$131,033	-	$131,296	(2)

Total new deposits increased 7% for the third quarter and 5% for the nine months, compared with the prior year. New universal life sales decreased 9% for the third quarter but increased 5% for the nine months versus 2006. New variable universal life products declined 4% in the third quarter but were up 1% for the nine months. Fixed deferred annuity deposits increased $0.6 million or 7% in the third quarter, but declined $2.5 million or 11% for the first nine months, compared with the prior year. However, new variable annuity sales increased $1.0 million or 17% in the third quarter and $4.3 million or 29% for the nine months versus a year ago. The increased sales of variable annuity products continue to reflect customer interest in the equity markets.

Total renewal deposits increased 1% for the third quarter but declined 1% for the nine months, compared with the prior year. Renewal deposits were flat for universal life and increased 48% for variable annuities; while variable universal life declined 3% and fixed deferred annuity deposits declined 11% in the third quarter. Together, universal life and variable universal life renewal deposits declined 1% and fixed deferred annuity products declined $4.2 million or 25% for the nine months. However, renewal variable annuity deposits increased $4.6 million or 59% for the first nine months, compared with a year ago.

	Quarter ended September 30
	2007	%	2006	%
New deposits:
Universal life insurance	$2,641	(9)	$2,897	16
Variable universal life insurance	481	(4)	499	14
Fixed deferred annuities	8,727	7	8,169	(48)
Variable annuities	6,798	17	5,829	(6)

Total new deposits	18,647	7	17,394	(30)
Renewal deposits	33,037	1	32,735	(12)

Total deposits	$51,684	3	$50,129	(19)

	Nine Months ended September 30
	2007	%	2006	%
New deposits:
Universal life insurance	$8,076	5	$7,718	7
Variable universal life insurance	1,878	1	1,865	11
Fixed deferred annuities	20,727	(11)	23,269	(43)
Variable annuities	19,604	29	15,255	(24)

Total new deposits	50,285	5	48,107	(31)
Renewal deposits	104,629	(1)	105,330	(11)

Total deposits	$154,914	-	$153,437	(18)

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. Total insurance revenues decreased $0.2 million or less than 1% in the third quarter and $3.0 million or 2% for the nine months, compared with the prior year.

Total individual life premiums declined 1% for both the third quarter and nine months, compared with the prior year. Premiums received from the sale of new immediate annuities increased 34% in the third quarter and 33% for the nine months. Premiums from new group life increased 80% in the third quarter and 52% for the nine months. Total premiums received from accident and health business declined 2% for both the third quarter and nine months. However, these premiums included the stop loss product line that the Company exited at year end 2006. Excluding the premiums on the stop loss business, the total group accident and health sales increased 3% for the nine months. Total premiums on the Old American segment declined 3% for both the third quarter and the nine months, while new premiums increased 8% in the third quarter and 2% for the nine months.

Contract charges declined 1% for the third quarter and 3% for the nine months. Contract charges consist of cost of insurance, surrender charges, expense loads and deferred revenue. Contract charges were reduced $1.7 million in the second quarter and six months of 2007, resulting from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, including $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007.

Investment Revenues

Net investment income declined 4% in the third quarter due to reduced investment assets and lower investment expenses in 2006.  Net investment income declined 3% for the nine months due to reduced investment assets.

The Company had a $1.3 million realized investment gain in the third quarter versus a $0.8 million gain in 2006, whereas gains for the nine months were $6.5 million compared with $2.4 million a year ago. The realized investment gains in the third quarter were largely due to sales of real estate properties, which generated gains of $1.2 million. The realized investment gains for the nine months were also largely due to the sale of real estate properties, which generated gains of $4.7 million, and the $1.9 million gain from the sale of Generations Bank. The following table provides detail concerning realized investment gains and losses for the third quarter and nine month periods of 2007 and 2006.

	Quarter ended		Nine Months ended
	September 30		September 30
Realized Investment Gains and Losses	2007	2006	2007	2006

Gross gains resulting from:
Sales of investment securities	$546	$761	$570	$2,816
Investment securities called	52	193	775	755
Sales of real estate	1,213	-	4,703	710
Sale of Generations Bank	-	-	1,904	-
Other investment gains	-	-	-	1

Total gross gains	1,811	954	7,952	4,282

Gross losses resulting from:
Sales of investment securities	(249)	-	(1,136)	(1,154)
Investment securities called	(281)	(95)	(330)	(413)
Other investment losses	-	(26)	-	(127)

Total gross losses	(530)	(121)	(1,466)	(1,694)
Amortization of DAC and VOBA	58	(76)	15	(191)

Realized investment gains	$1,339	$757	$6,501	$2,397

The Company regularly evaluates the quality of its investment portfolio. Occasionally, in a diversified portfolio, certain investments may suffer market price deterioration due to a wide variety of factors. Distressed securities are placed onto watch lists that are then further analyzed to identify any specific securities that the Company believes may have experienced other than temporary declines in fair value. To the extent that the Company believes these fluctuations represent an other than temporary decline in value, the value of the investment is adjusted by a charge to income as a realized investment loss. The Company's review process identified no securities with other than temporary impairment in the third quarter or nine months ended September 30, 2007 and 2006.

As of September 30, 2007, the Company had unrealized losses of $57.8 million on investment securities with a fair value of $1.6 billion. As of December 31, 2006, the Company had unrealized losses of $48.0 million on investment securities with a fair value of $1.6 billion. The increase in unrealized losses was primarily attributable to the widening of spreads on corporate bonds and mortgage-backed securities during the nine months ended September, 30, 2007.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 1% for the third quarter but were flat for the nine months compared with the prior year. Death benefits and surrenders of life insurance policies declined in both the third quarter and the nine months.

Interest Credited to Policyholder Account Balances

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances decreased $1.2 million or 5% in the third quarter and $2.9 million or 4% for the nine months, due primarily to lower policyholder account balances.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

Certain life insurance and annuity products require that DAC is amortized in proportion to the expected future gross profits. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment. A similar analysis is performed on VOBA annually and if necessary, adjustments are made in the current period VOBA amortization.

The amortization of DAC was $9.2 million in the third quarter and $22.3 million for the nine months, compared with $9.0 million and $27.9 million for the same periods in the prior year, respectively. There was no unlocking adjustment in the third quarter of 2007. However, the amortization of DAC for the nine months ending September 30, 2007, contained an unlocking adjustment of $5.4 million in the second quarter for interest spreads and mortality margins, thereby reducing DAC amortization for the nine month period.

The amortization of VOBA was $1.6 million for both the third quarters of 2007 and 2006. The amortization of VOBA was $6.1 million for the nine months, compared with $5.0 million in the prior year period. The increase in the amortization of VOBA for the nine months was a result of a VOBA unlocking adjustment in the second quarter of 2007 in the amount of $1.1 million for mortality margins. There were no VOBA unlocking adjustments made in the third quarter of 2007 or in any periods of 2006.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses decreased $0.8 million or 4% in the third quarter and decreased $1.4 million or 2% for the nine months, compared to the prior year. The decrease in operating expenses for both the third quarter and nine months was primarily the result of reduced employee benefit costs. Partially offsetting the third quarter decrease was an increase in legal fees and premium taxes, while an increase in legal and consulting fees partially offset the decline in operating expenses for the nine months.

Income Taxes

The third quarter income tax expense was $4.0 million or 30% of income before tax for 2007, versus $3.8 million or 28% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2007, was $13.5 million or 32% of income before tax for 2007, versus $10.6 million or 28% of income before tax for the prior year period.

The effective income tax rate in both years was lower than the prevailing corporate federal income tax rate of 35%, primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in both the third quarter and nine-month periods was a benefit of approximately 3% of income before tax in 2007 and 6% in 2006.  The decrease in the tax benefit from affordable housing tax credits was due to a decrease in tax credits realized.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2007 and 2006 (in thousands):

	Quarter ended September 30		Nine Months ended September 30
	2007	2006	2007	2006
Insurance revenues:
Premiums	$13,411	$12,925	$40,939	$39,363
Contract charges	28,058	28,364	83,238	86,217
Reinsurance ceded	(10,254)	(9,962)	(31,009)	(29,941)

Total insurance revenues	31,215	31,327	93,168	95,639
Investment revenues:
Net investment income	43,416	45,724	132,336	136,543
Realized investment gains	1,364	727	6,554	2,106
Other revenues	2,612	3,128	8,640	8,306

Total revenues	78,607	80,906	240,698	242,594

Policyholder benefits	22,946	24,089	71,627	71,720
Interest credited to policyholder account balances	22,614	23,805	68,119	71,019
Amortization of deferred acquisition costs and value of business acquired	7,636	7,602	18,967	23,278
Operating expenses	13,079	13,324	42,365	42,781

Total benefits and expenses	66,275	68,820	201,078	208,798

Income before income tax expense	12,332	12,086	39,620	33,796

Income tax expense	3,730	3,409	12,585	9,534

Net income	$8,602	$8,677	$27,035	$24,262

Premium information is provided in the table below.

	Quarter ended September 30
	2007	%	2006	%
New premiums:
Individual life insurance	$1,414	2	$1,384	(23)
Immediate annuities	1,723	34	1,286	-

Total new premiums	3,137	17	2,670	54
Renewal premiums	10,274	-	10,255	2

Total premiums	$13,411	4	$12,925	10

	Nine Months ended September 30
	2007	%	2006	%
New premiums:
Individual life insurance	$4,243	(7)	$4,568	1
Immediate annuities	5,505	33	4,133	(51)

Total new premiums	9,748	12	8,701	(33)
Renewal premiums	31,191	2	30,662	2

Total premiums	$40,939	4	$39,363	(9)

Deposit information is provided in the table below.

	Quarter ended September 30
	2007	%	2006	%
New deposits:
Universal life insurance	$2,641	(9)	$2,897	16
Variable universal life insurance	481	(4)	499	14
Fixed deferred annuities	8,727	7	8,169	(48)
Variable annuities	6,798	17	5,829	(6)

Total new deposits	18,647	7	17,394	(30)
Renewal deposits	33,037	1	32,735	(12)

Total deposits	$51,684	3	$50,129	(19)

	Nine Months ended September 30
	2007	%	2006	%
New deposits:
Universal life insurance	$8,076	5	$7,718	7
Variable universal life insurance	1,878	1	1,865	11
Fixed deferred annuities	20,727	(11)	23,269	(43)
Variable annuities	19,604	29	15,255	(24)

Total new deposits	50,285	5	48,107	(31)
Renewal deposits	104,629	(1)	105,330	(11)

Total deposits	$154,914	-	$153,437	(18)

Net income for this segment in the third quarter was $8.6 million, a decrease of $0.1 million from 2006. Net income for the nine months was $27.0 million, an increase of $2.8 million compared with 2006. The decrease in the third quarter was largely the result of the decrease in net investment income, partially offset by decreases in interest credited to policyholder account balances and policyholder benefits. The improved results for the nine months were due to decreases in the amortization of DAC and interest credited to policyholder account balances, accompanied by increases in premiums and realized investment gains. Partially offsetting these improvements were decreases in contract charges and net investment income.

Insurance revenues for this segment were essentially flat in the third quarter and 3% lower for the nine months versus a year ago. Total premiums increased 4% in both the third quarter and nine months, reflecting improved sales of immediate annuities. However, in both periods the premium increase was offset by a decline in contract charges. The decline in the nine months resulted from an adjustment to deferred revenues, lower surrender charges and a decline in cost of insurance charges. Total reinsurance ceded increased 3% in the third quarter and 4% for the nine months, reflecting increased sales of premiums and deposits on individual business.

Total premiums increased 4% in the third quarter, compared with 2006. New individual life premiums increased 2% and new immediate annuity premiums increased $0.4 million or 34% in the third quarter, compared to the same periods in the prior year. Renewal premiums were flat in the third quarter compared with a year ago.

Total premiums for the nine months increased 4% versus 2006. The increase in premiums was the result of a $1.4 million or 33% increase in new immediate annuity premiums, which more than offset a 7% decline in new individual life premiums. Renewal premiums increased 2% for the nine months.

New deposits increased $1.3 million or 7% in the third quarter and $2.2 million or 5% for the nine months, as compared with the same periods in the prior year. New variable annuity deposits increased $1.0 million or 17% in the third quarter and $4.3 million or 29% for the nine months, compared with the same periods in the prior year. Increased sales of variable annuity products reflect customer interest in the equity markets. New fixed deferred annuity deposits increased $0.6 million or 7% in the third quarter, but declined $2.5 million or 11% for the nine months, compared with 2006.

Contract charges were reduced by $1.7 million in the second quarter and six months of 2007, resulting from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.4 million, including $0.2 million in 2005, $0.9 million in 2006 and $0.3 million in the first quarter of 2007. In addition, surrender charges declined in the nine months reflecting improved persistency with these products.

Net investment income declined 5% in the third quarter due to reduced investment assets and lower investment expenses in 2006.  Net investment income declined 3% for the nine months due to reduced investment assets.

The Individual Insurance segment had realized investment gains of $1.4 million in the third quarter, compared with realized investment gains of $0.7 million in 2006. Realized investment gains for the nine months were $6.6 million, compared with $2.1 million a year ago. The realized investment gains in the third quarter of 2007 were largely due to sales of real estate properties, which generated gains of $1.2 million. The realized investment gains for the nine months of 2007 were primarily due to the sale of real estate properties, which generated gains of $4.7 million, and the $1.9 million gain from the sale of Generations Bank.

Policyholder benefits decreased $1.1 million or 5% in the third quarter and $0.1 million or less than 1% for the nine months. The reduction in policyholder benefits was primarily due to a decline in surrenders of individual life insurance for the third quarter and nine months, as well as improved mortality for both periods.

Interest credited to policyholder account balances decreased $1.2 million or 5% in the third quarter and $2.9 million or 4% for the nine months, compared to the same periods a year ago. The changes were primarily due to lower policyholder account balances.

The amortization of DAC was $6.6 million in the third quarter and $14.8 million for the nine months of 2007, compared with $6.7 million and $20.3 million for the same periods in the prior year. The decrease in the amortization of DAC for the nine months was due primarily to the change in DAC unlocking year-to-year. In the second quarter of 2007, the amortization of DAC decreased $5.4 million due to unlocking adjustments that related to assumptions for interest spreads and mortality margins.

The amortization of VOBA was $1.0 million in the third quarter and $4.2 million for the nine months of 2007, compared with $0.9 million and $3.0 million for the same periods in the prior year. The increase in the amortization of VOBA for the nine months was due primarily to a $1.1 million VOBA unlocking adjustment in the second quarter of 2007. This unlocking was related to the assumptions for mortality margins. There was no VOBA unlocking adjustment in 2006.

Operating expenses consist of commissions and production allowances, net of the capitalization of commissions and production allowances, and expenses from the Company’s operations. Operating expenses decreased $0.2 million in the third quarter and $0.4 million for the nine months, compared with the prior year. The decreases in the third quarter and nine months were primarily due to reduced employee benefits. Partially offsetting the third quarter decrease was an increase in legal fees and premium taxes, while an increase in legal and consulting fees partially offset the decline in operating expenses for the nine months.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2007 and 2006 (in thousands):

	Quarter ended September 30		Nine Months ended September 30
	2007	2006	2007	2006
Insurance revenues:
Premiums	$13,279	$13,357	$40,513	$40,664
Reinsurance ceded	(1,931)	(2,299)	(6,371)	(7,208)

Total insurance revenues	11,348	11,058	34,142	33,456
Investment revenues:
Net investment income	132	52	319	203
Other revenues	60	184	201	506

Total revenues	11,540	11,294	34,662	34,165

Policyholder benefits	7,772	7,597	22,571	21,992
Operating expenses	4,558	4,420	13,683	13,843

Total benefits and expenses	12,330	12,017	36,254	35,835

Loss before income tax benefit	(790)	(723)	(1,592)	(1,670)

Income tax benefit	(237)	(217)	(478)	(501)

Net loss	$(553)	$(506)	$(1,114)	$(1,169)

Premium information is provided in the table below.

	Quarter ended September 30
	2007	%	2006	%
New premiums:
Group life insurance	$438	80	$243	(26)
Group dental insurance	1,574	(9)	1,737	59
Group disability insurance	404	14	354	(29)
Other group insurance	276	(62)	725	(11)

Total new premiums	2,692	(12)	3,059	12
Renewal premiums	10,587	3	10,298	3

Total premiums	$13,279	(1)	$13,357	5

	Nine Months ended September 30
	2007	%	2006	%
New premiums:
Group life insurance	$1,101	52	$726	(28)
Group dental insurance	4,983	4	4,779	63
Group disability insurance	1,126	1	1,117	(31)
Other group insurance	1,552	(39)	2,560	(1)

Total new premiums	8,762	(5)	9,182	13
Renewal premiums	31,751	1	31,482	6

Total premiums	$40,513	-	$40,664	7

Insurance revenues for the Group Insurance segment increased $0.3 million or 3% for the third quarter and $0.7 million or 2% for the nine months. There are two factors from the prior year which affect the comparison of insurance revenues for both the third quarter and nine months. First, the Company exited the stop loss market at year end 2006. Direct premiums for the stop loss block declined $0.4 million or 67% in the third quarter of 2007 and $1.0 million or 41% for the nine months of 2007. Second, in the second quarter of 2006 the Company identified unrecorded renewal premiums of $0.8 million attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. The unrecorded premiums attributable to the first quarter of 2006 were $0.2 million. Excluding these two factors, insurance revenues would have increased 4% and 5% for the third quarter and nine months, respectively.

Total new group premiums decreased 12% in the third quarter and 5% for the nine months. New group life premiums increased 80% in the third quarter and 52% for the nine months, compared with the same periods in the prior year. New group accident and health premiums declined 20% in the third quarter and 9% in the nine months. As previously discussed however, the segment exited the stop loss business in 2006 as the managing third-party administrator was acquired and the contract was subsequently terminated. Excluding this exited block, new group accident and health premiums would have decreased $0.1 million or 6% in the third quarter and increased $0.2 million or 3% for the nine months, compared with a year ago. The decrease in the third quarter was primarily due to a $0.2 million or 9% decline in new dental premiums. The increase in the nine months was largely due to an increase in new dental premiums of $0.2 million or 4%. Renewal premiums increased 3% for the third quarter and 1% for the nine months. However, excluding the adjustment for unrecorded premiums in 2006, renewal premiums would have increased 3% for the nine months of 2007.

Reinsurance premiums decreased 16% for the quarter and 12% for the nine months, compared with the same periods last year. This decrease was primarily due to the termination of the stop loss business and a change in reinsurance structure on accidental death and dismemberment reinsurance.

Policyholder benefits increased 2% for the third quarter and 3% for the nine months of 2007. Death benefits in the group life product line increased 8% both in the third quarter and nine month periods. Benefits paid on disability and all other group products declined 1% for the third quarter but increased 1% for the nine months. Disability benefits paid on long-term and short-term disability product lines increased 22% in the third quarter and 23% for the nine months but were largely offset by benefits paid on the dental product line. Dental benefits decreased 2% for the third quarter and 1% for the nine months.

Operating expenses consist of commissions and production allowances and expenses from the Company’s operations. Operating expenses increased 3% in the third quarter but decreased 1% for the nine months, compared with the same periods in 2006. Increases in commissions and production allowances from the group life and long-term disability product lines largely accounted for the third quarter increase in operating expenses, while a reduction in direct expenses, largely in salaries and benefits, resulted in a decrease in operating expenses for the nine months.

The net loss for this segment totaled $0.6 million for the third quarter of 2007, compared with the $0.5 million loss in the third quarter of 2006. The net loss for the nine months was $1.1 million, compared with the $1.2 million loss for the same period a year earlier. Excluding the unrecorded premiums previously discussed, the net loss for this segment was $1.6 million for the nine months ended September 30, 2006.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the third quarters and nine months ended September 30, 2007 and 2006 (in thousands):

	Quarter ended September 30		Nine Months ended September 30
	2007	2006	2007	2006

Insurance revenues:
Premiums	$16,5000	$17,043	$50,031	$51,699
Reinsurance ceded	(1,008)	(1,143)	(3,152)	(3,590)

Total insurance revenues	15,492	15,900	46,879	48,109
Investment revenues:
Net investment income	3,321	3,219	9,969	9,985
Realized investment gains (losses)	(25)	30	(53)	291
Other revenues	2	18	7	23

Total revenues	18,790	19,167	56,802	58,408

Policyholder benefits	10,928	10,426	32,446	32,426
Amortization of deferred acquisition costs and value of business acquired	3,166	3,021	9,433	9,661
Operating expenses	3,150	3,791	10,166	10,992

Total benefits and expenses	17,244	17,238	52,045	53,079

Income before income tax expense	1,546	1,929	4,757	5,329

Income tax expense	464	574	1,429	1,598

Net income	$1,082	$1,355	$3,328	$3,731

Premium information is provided in the table below.

	Quarter ended September 30
	2007	%	2006	%

New premiums	$1,680	8	$1,552	(28)
Renewal premiums	14,820	(4)	15,491	(1)

Total premiums	$16,500	(3)	$17,043	(4)

	Nine Months ended September 30
	2007	%	2006	%

New premiums	$4,846	2	$4,737	(14)
Renewal premiums	45,185	(4)	46,962	(3)

Total premiums	$50,031	(3)	$51,699	(4)

Net income for this segment was $1.1 million for the third quarter, compared with net income of $1.4 million for the same period in the prior year. This decline largely resulted from the combination of a decline in insurance revenues, increased policyholder benefits and reduced operating expenses. Net income for the nine months was $3.3 million versus $3.7 million for the nine months of 2006. The slight decline in net income for the nine month period reflected decreases in insurance revenues and realized investment gains and losses, which were partially offset by decreases in operating expenses.

Insurance revenues decreased 3% in both the third quarter and nine months, compared with the same periods in the prior year. These changes include reduced total premiums of $0.5 million or 3% in the third quarter and $1.7 million or 3% for the nine months. However, new premiums increased 8% versus a 28% decline for the third quarter a year ago. New premiums for the nine months increased 2%, compared with a 14% decline in the same period of 2006. These increases in new sales reflect a combination of product and distribution changes, which have improved the Company’s competitive position.

Net investment income increased $0.1 million or 3% in the third quarter and was essentially flat for the nine months compared with 2006. The increase in the third quarter was the result of an increase in both the level of invested assets and an improvement in investment rates compared with a year ago.

Total policyholder benefits increased 5% in the third quarter and remained flat for the nine months, compared with the same periods a year ago. The increase in the third quarter was primarily the result of an increase in death benefits.

The amortization of DAC and VOBA increased $0.1 million or 5% in the third quarter but decreased $0.2 million or 2% in the nine months compared with last year.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses decreased $0.6 million or 17% in the third quarter and $0.8 million or 8% in the nine months versus a year ago. These declines were primarily due to reduced salaries and benefits and a reduction in agent costs for both the third quarter and nine month periods.

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

Cash from operations for the nine months ended September 30, 2007, decreased $1.4 million versus the same period a year ago. Contributing to this decrease was a reduction in investment income and premiums of $2.4 million, an increase in commissions paid of $1.0 million and an increase in federal income taxes paid of $5.0 million.  Partially offsetting these items was a decrease in claims paid of $2.9 million, a decrease in operating expenses paid of $1.6 million and an increase in accounts payable of $2.1 million.

Net cash provided from investing activities was $85.5 million, up from $56.2 million for the same period in 2006. Purchases of fixed maturities and equity securities were $194.4 million for the nine months, down from $210.6 million in the prior year. Mortgage loan originations increased $4.6 million for the nine months but purchases of real estate declined $41.6 million, reflecting the large purchases made in the first quarter of 2006. Sales and maturities of fixed maturity and equity securities totaled $274.6 million for the first nine months, a decrease of $10.8 million or 4% versus a year ago. Sales of real estate investments were $22.0 million versus $2.6 million a year ago. Mortgage loan maturities and principal paydowns were $45.7 million, an increase of 14% compared with 2006. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million for the nine months.

Net cash used for financing activities was $82.0 million for the nine months, compared with $68.7 million a year ago. This change was primarily the result of four items. First, withdrawals on policyholder account balances net of related deposits were $72.6 million, an increase of $24.1 million over the prior year.  Second, dividends paid to stockholders were $33.3 million, reflecting both the one-time special dividend paid in the first quarter of 2007 and the regular quarterly dividends, compared with the regular quarterly dividends of $9.6 million in 2006. Third, partially offsetting these decreases to cash was an increase of $32.0 million in other deposits, largely from the Company’s retained asset program. Finally, the Company had a $3.2 million net reduction in borrowed money compared with the prior year.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At September 30, 2007, outstanding balances totaled $8.7 million in maturities of less than one year.

Borrowings totaled $8.7 million at September 30, 2007, down $6.0 million from year end 2006. The decrease in borrowings is due to reductions in borrowing from the FHLB. The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	September 30 2007	December 31 2006

Total assets less separate accounts	$3,948,224	$4,057,046
Total stockholders' equity	668,493	684,304
Ratio of stockholders' equity to assets less separate accounts	17%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $9.3 million at September 30, 2007 (net of related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $10.6 million in unrealized losses versus the unrealized gains of $1.3 million at year-end 2006.

Stockholders’ equity at September 30, 2007, decreased $15.8 million from year-end 2006. The decrease was largely due to the payment of stockholder dividends of $33.3 million and an increase in the unrealized investment losses, net of applicable taxes, of $10.6 million. These were partially offset by net income of $29.2 million for the nine months ended September 30, 2007. In January 2007, the Company declared a special one-time dividend of $2.00 per share in addition to the regular quarterly dividend of $0.27 per share. The two dividends totaled $26.9 million and were paid in February 2007, reducing stockholders’ equity. The Company’s regular quarterly dividend of $0.27 per share was also paid in the second and third quarters of 2007, reducing stockholders’ equity.

The Company purchased 23,319 of its shares under the stock repurchase program for $1.0 million during the third quarter of 2007 and 34,589 shares for $1.6 million for the nine months of 2007. No purchases were made during the same nine months of 2006. Under this program, the Company may purchase up to one million shares on the open market during the twelve months ended January 30, 2008.

On October 29, 2007, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 13, 2007, to stockholders of record as of November 8, 2007.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company's 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act 13a-15(d), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Part II: Other Information

Item 1. Legal Proceedings

The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to other claims or legal actions. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages. Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would have no material effect on the Company's business, results of operations or financial position.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Extension 8216

For Immediate Release: November 2, 2007, press release reporting financial results for the third quarter of 2007.

Kansas City Life Announces Third Quarter 2007 Results

Kansas City Life Insurance Company reported net income of $9.1 million or $0.77 per share for the quarter and $29.2 million or $2.47 per share for the nine months ended September 30, 2007. Net income declined $0.4 million or 4% for the third quarter and increased $2.4 million or 9% for the nine months, relative to the same periods in 2006.

Net income for the third quarter was favorably impacted by increases in immediate annuity premiums and investment gains from the sale of real estate, along with reduced policyholder benefits and operating expenses. Offsetting these favorable results was the impact of reduced net investment income, which resulted from both a lower level of invested assets during the current year and lower investment expenses in the third quarter of 2006.

The increase in net income in the nine months was primarily due to a $4.1 million increase in realized investment gains, accompanied by a decline in the amortization of deferred acquisition costs and value of business acquired, and reduced operating expenses.

New premiums increased 3% for the third quarter and nine month period relative to the prior year. This included increases in individual life, immediate annuity, and group life insurance premiums in the third quarter. New deposits on policyholder account balances increased 7% for the third quarter, primarily due to increases in variable and fixed deferred annuities. New deposits in the nine months increased 5%, primarily due to increased sales of variable annuities and universal life insurance.

Policyholder benefits and interest credited declined $1.7 million or 3% in the third quarter relative to the same period in the prior year, primarily as a result of lower death benefits and reduced policyholder account balances. These same changes resulted in a decline of $2.4 million or 1% in policyholder benefits and interest credited for the nine month period.

In addition to strong financial results, the Company strengthened its product mix with the addition of a new guaranteed minimum withdrawal benefit rider during the third quarter. This new product works in tandem with the Company’s variable annuity product to provide policyholders with certain guaranteed levels of income in retirement. The introduction of this new product is noteworthy because these types of guaranteed income and benefit products are becoming very popular with consumers as they prepare for the uncertainties of providing for a secure future. The Company remains focused on increasing its life insurance business and an important aspect of successfully doing so is to maintain a competitive array of financial protection products that help Kansas City Life agents meet the financial security needs of their clients.

We were saddened by the recent passing of Warren J. Hunzicker, M.D., a member of the Kansas City Life Board of Directors since 1989. Having served as Vice President and Medical Director for Kansas City Life for many years prior to his service on the Board of Directors, Dr. Hunzicker contributed greatly to the success of Kansas City Life and will truly be missed.

The Kansas City Life Board of Directors approved a quarterly dividend of $0.27 per share to be paid November 13, 2007, to shareholders of record as of November 8, 2007.

(Continued on next page)

Kansas City Life Announces
Third Quarter 2007 Results
November 2, 2007; Page Two

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $448.4 million in 2006, and assets and life insurance in force were $4.5 billion and $31.3 billion, respectively, as of December 31, 2006. The Company and its affiliates operate in 49 states and the District of Columbia. Please refer to the Company’s Form 10-Q at www.kclife.com .

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended September 30		Nine Months ended September 30
	2007	2006	2007	2006

Revenues	$108,788	$111,224	$331,712	$334,737

Net income	$9,131	$9,526	$29,249	$26,824

Net income per share, basic and diluted	$0.77	$0.80	$2.47	$2.25

Dividends paid	$0.27	$0.27	$2.81	$0.81

Average number of shares outstanding	11,842,494	11,875,104	11,851,906	11,888,046

Item 6. Exhibits.

(a) Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: November 2, 2007