Form 10-K
period 2007-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2008-02-29
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year ended December 31, 2007 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from______	to_______

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code: 816-753-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange on
Title of Each Class	Which Registered
$1.25 par value common stock	NASDAQ Capital Market LLC

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

As of December 31, 2007, 11,765,037 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2007 of Kansas City Life Insurance Company held by non-affiliates was approximately $182,745,010.

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

PART I.................................................................................................................................	4

Item 1. Business......................................................................................................................	4
Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results...............................................	5
Item 1B. Unresolved Staff Comments..............................................................................................	11
Item 2. Properties.....................................................................................................................	11
Item 3. Legal Proceedings............................................................................................................	12
Item 4. Submission of Matters to a Vote of Security Holders..................................................................	12

PART II.................................................................................................................................	13

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities............................................................................................................................	13
Item 6. Selected Consolidated Financial Data......................................................................................	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................	16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................................	37
Item 8. Financial Statements and Supplementary Data...........................................................................	40
Consolidated Balance Sheets......................................................................................................	40
Consolidated Statements of Income..............................................................................................	41
Consolidated Statements of Stockholders’ Equity.............................................................................	42
Consolidated Statements of Cash Flows........................................................................................	43
Notes to Consolidated Financial Statements....................................................................................	44
Schedule I – Summary of Investments – Other Than Investments in Related Parties....................................	75
Schedule II – Condensed Financial Information of Registrant...............................................................	76
Schedule III – Supplementary Insurance Information........................................................................	79
Schedule IV – Reinsurance Information........................................................................................	80
Schedule V – Valuation and Qualifying Accounts............................................................................	82
Report of Independent Registered Public Accounting Firm..................................................................	83
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................	85
Item 9A. Controls and Procedures..................................................................................................	85
Item 9B. Other Information..........................................................................................................	85

PART III.................................................................................................................................	86

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV.................................................................................................................................	86

Item 15. Exhibits, Financial Statement Schedules................................................................................	86

Signatures................................................................................................................................	88

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

Kansas City Life markets its individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental, vision and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life’s individual insurance products include traditional and interest sensitive products. Sunset Life’s marketing, administrative and accounting operations have been integrated with Kansas City Life’s to improve efficiency and effectiveness. Sunset Life continues as a life insurance company with its current block of business, but without new sales. Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense insurance products nationwide through its general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American operates and maintains a separate and independent field force. To support the unique needs of this field force, Old American maintains a separate and distinct sales and marketing function, while other operational activities have been integrated with Kansas City Life’s to improve efficiency and effectiveness. Old American operates in 46 states and the District of Columbia.

The Company has three reportable business segments: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. For the year ended December 31, 2007, the Individual segment generated approximately 55% of consolidated customer revenues. Also during 2007, the Group Insurance segment and the Old American segment accounted for 19% and 26% of consolidated revenues from customers, respectively.

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

The Company and its subsidiaries had 527 full-time employees as of December 31, 2007. The Company considers relations with its employees to be good.

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

Item 1A.RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

The Company operates in a mature, highly competitive industry, which could limit its ability to grow sales or maintain its position in the industry and negatively affect profitability.

Life insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources, a greater market share, a broader range of products, lower product prices, better name recognition, policyholder service, perceived financial strength, claims-paying ratings, the ability to assume a greater level of risk, lower operating or financing costs, or lower profitability expectations.

Changes in the business environment and competition could negatively affect the Company’s ability to maintain or increase its profitability.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Furthermore, many of these larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. The Company expects consolidation to continue, thereby increasing competitive pressures.

Changes in demographics, particularly the aging of the population and the decline in the number of agents in the industry, affect the demand for life insurance products. Also, as technology evolves, customers and agents may be able to compare products of any particular company with any other, which could lead to increased competition as well as changes in agent or customer behavior, including persistency that differs from past behavior.

The Company may be unable to attract agencies and sales representatives.

The Company sells insurance and annuity products through independent agents and agencies. These agencies and sales representatives are not captive and may sell products of the Company’s competitors.The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain agents and agencies to market its insurance products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies. Sales and the results of operations and financial condition could be adversely affected if the Company is unsuccessful in attracting and retaining agencies and sales representatives.

The Company’s ability to maintain competitive unit costs is dependent upon the level of new sales.

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency (continuation or renewal) of existing business, and expense management. A decrease in sales or the amount of total existing business without a corresponding reduction in expenses may result in higher unit costs, which would affect the Company’s operating results.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available could vary in the future due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

The Company may be unable to complete additional acquisitions.

One of the Company’s growth strategies is to acquire other life insurance companies and/or blocks of business. The Company’s acquisitions have increased its earnings by allowing the Company to position itself to realize certain operating efficiencies or increase sales. There can be no assurance, however, that suitable acquisitions that present opportunities for continued growth and operating efficiencies will continue to be available to the Company. Further, sufficient capital to fund acquisitions may not be available at the time opportunities become available.

The Company may not realize its anticipated financial results from its acquisitions.

The completion of an acquisition may be more costly or take longer than expected. There may be unforeseen liabilities that arise in connection with businesses that the Company acquires. Additionally, in connection with its acquisitions, the Company assumes or otherwise becomes responsible for the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company’s policy claims fluctuate from period to period, resulting in earnings volatility.

The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company. The Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued, individual life insurance contracts. The Company regularly reviews retention limits for continued appropriateness and they may be changed in the future. If the Company was to experience adverse mortality or morbidity experience, a significant portion of that expense would be reimbursed by reinsurers.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not willing to offer coverage. If the Company was unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in net exposures or revise pricing to reflect higher reinsurance premiums. If this were to occur, the Company may be exposed to reduced profitability and cash flow strain or may not be able to price new business at competitive rates.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses, interest rates, tax liability, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy reserves and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience, as well as changes in estimates are used to prepare the Company’s income statements. To the extent the Company’s actual experience varies from period to period, deviations in our financial statement will result.

The Company’s reserves for future policy benefits may prove to be inadequate.

The Company establishes and carries, as a liability, reserves based on estimates of how much will be needed to pay for future benefits and claims. The assumptions and estimates used in connection with establishing and carrying reserves are inherently uncertain. If actual experience is significantly different from assumptions or estimates, reserves may prove to be inadequate in relation to estimated future benefits and claims. As a result, a charge to earnings would be incurred in the quarter in which the Company increases reserves.

Assumptions and estimates involve judgment and are subject to changes and revision over time.

The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and it from time to time will develop and implement more sophisticated systems and procedures capable of facilitating the calculation of more precise estimates. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

The Company’s reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect the Company.

The Company follows the insurance practice of reinsuring a portion of the risks under the policies written by the Company (known as ceding). The Company cedes material amounts of insurance to other insurance companies through reinsurance. This reinsurance makes the assuming reinsurer liable to the Company for the reinsured portion of the risk. However, reinsurance does not discharge the Company from its primary obligation to pay policyholders for losses insured under the policies that are issued. Therefore, the failure of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

The Company’s ability to compete is dependent on the availability of reinsurance or other substitute capital market solutions.

Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available to the Company, the Company could be adversely affected.

Recently, access to reinsurance has become more costly for the Company, as well as the insurance industry in general. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to the Company could be adversely impacted.

The use of reinsurance introduces variability in the Company’s income statements.

The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s income statements.

The Company’s investments are subject to market and credit risks.

The Company’s invested assets, primarily including fixed income securities, are subject to customary risks of credit defaults and changes in market values. The value of the Company’s commercial mortgage loan and real estate portfolios also depend on the financial condition of the tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets includes interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual borrowers and tenants.

Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

Because the profitability of fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect profitability. Changes in interest rates may reduce both the profitability from spread businesses and the return on invested capital.

Some of the Company’s products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose the Company to the risk that changes in interest rates will reduce the “spread,” or the difference between the amounts the Company is required to credit to policyholders under contracts and the amounts earned by the Company on general account investments. Declines in spread or instances where the returns on the general account investments are not sufficient to support the interest rate guarantees on these products could have a material adverse effect on the results of operations. In periods of increasing interest rates, the Company may not be able to replace the assets in the general account with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Company, therefore, may have to accept a lower spread and profitability or face a decline in sales and loss of existing contracts from non-renewed maturities or early withdrawals or surrenders. In periods of declining interest rates, the Company has to reinvest the cash received from interest or return of principal on investments in lower yielding

                                                                                          -7-

instruments then available. Moreover, issuers of fixed-income securities and borrowers may prepay these obligations in order to borrow at lower market rates, which exacerbates the risk for the Company of having to reinvest at lower rates.

The Company is entitled to reset the interest rates on fixed-rate annuities but only at limited, pre-established intervals. Because many of the Company’s policies have guaranteed minimum interest or crediting rates. Because many of the Company’s policies have guaranteed minimum interest or credit rates, spreads could decrease and potentially become negative. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with higher returns. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.

Changes in interest rates may also impact the business in other ways. Lower interest rates may result in lower sales of certain of the Company’s insurance products. Higher interest rates may create a less favorable environment for the origination of mortgage loans. Higher interest rates may also result in lower sales of variable products.

While the Company develops and maintains asset/liability management programs and procedures designed to mitigate the effect on spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads. Additionally, the Company’s asset/liability management programs incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, policyholder behavior in periods of changing interest rates and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages liabilities and configures the investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If the Company experiences unanticipated withdrawal or surrender activity, the Company could exhaust all other sources of liquidity and be forced to liquidate other assets, perhaps on unfavorable terms. If the Company is forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s financial condition.

Equity market volatility could negatively impact the Company’s business.

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of options embedded in these products.

The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners and could damage business and adversely affect financial condition and results of operations.

A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite the Company’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Company retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of the Company’s computer systems that results in inappropriate disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which business is conducted. Such regulation is vested in state agencies having broad administrative and in, some instances, discretionary power dealing with many aspects of the Company’s business. This may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. Government regulation of insurers is concerned primarily with the protection of policyholders and other customers rather than share owners. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.

At the federal level, bills have been introduced in the U. S. Senate and the U. S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U. S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance. Still another bill has been introduced in the House and Senate that would remove the federal antitrust exemption from the insurance industry. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Moreover, although with respect to some financial regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the National Association of Insurance Commissioners (NAIC) is binding on a state. Accordingly, a state could choose to follow a different interpretation.

Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws. Further, because the Company owns and operates real property, state, federal, and local environmental laws could affect the Company. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

Publicly held companies in general and the financial services industry, in particular, are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (GAAP). A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Public Company Accounting Oversight Board (PCAOB), the Financial Accounting Standards Board (FASB), and the American Institute of Certified Public Accountants (AICPA).

GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company.

In addition, the Company is required to comply with statutory accounting principles (SAP). SAP and various components of SAP (such as statutory actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees as well as state insurance departments to address emerging issues and otherwise improve or alter financial reporting. Various proposals are currently pending before committees and taskforces of the NAIC, some of which, if enacted, would negatively affect the Company, and some of which could positively impact the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Although, states generally defer to the interpretation of the insurance department of the state of domicile with regards to

                                                                                                  -9-

regulations and guidelines, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the Code), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company, would be adversely affected with respect to their ability to sell such products. Further, depending upon grandfathering provisions, life companies would be affected by the surrenders of existing annuity contracts and life insurance policies. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

A ratings downgrade could adversely affect the Company’s ability to compete and increase the number or value of policies surrendered.

The Company’s financial strength ratings, which are intended to measure its ability to meet policyholder obligations, are an important factor affecting public confidence in most of the Company’s products and, as a result, the Company’s competitiveness. Rating organizations periodically review the financial performance and condition of insurers, including the Company. In recent years, downgrades of insurance companies have occurred with increasing frequency.

A downgrade in the Company’s rating could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class actions and other lawsuits, companies have made material settlement payments.

The Company, like other financial services companies, in the ordinary course of business is involved in litigation and arbitration. Although the Company cannot predict the outcome of any litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

The Company is exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect the Company’s operations.

While the Company has implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster, pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business within such area and/or the general economic climate. This, in turn, could have an adverse affect on the Company. The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Additionally, the Company’s operations are dependent on various technologies, some of which are provided by other parties.

As with all financial services companies, the Company’s ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of the Company’s insurance and investment products.

Risk management policies and procedures may leave the Company exposed to unidentified or unanticipated risk, which could negatively affect business or result in losses.

The Company has devoted significant resources to develop risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures used to identify, monitor and manage risks may not be fully effective. Many of the methods of managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Additional risks and uncertainties not currently known, or that the Company currently deems to be immaterial, may adversely affect the business, financial condition and/or operating results.

Item 1B.UNRESOLVED STAFF COMMENTS

None.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS

Kansas City Life Insurance Company

3520 Broadway

Post Office Box 219139

Kansas City, Missouri 64121-9139

Telephone: (816) 753-7000

Fax: (816) 753-4902

Internet: http://www.kclife.com

E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 24, 2008 at Kansas City Life's corporate headquarters.

TRANSFER AGENT

Cheryl Keefer, Assistant Secretary

Kansas City Life Insurance Company

Post Office Box 219139

Kansas City, Missouri 64121-9139

10-K REQUEST

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS

As of January 31, 2008, Kansas City Life had approximately 2,500 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION

Stock Quotation Symbol

NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

	Bid		Dividend
	High	Low	Paid

2007:
First quarter	$52.28	$44.35	$2.27
Second quarter	47.95	44.61	0.27
Third quarter	50.79	38.18	0.27
Fourth quarter	50.48	40.00	0.27
			$3.08
2006:
First quarter	$53.04	$48.75	$0.27
Second quarter	51.27	41.57	0.27
Third quarter	46.08	41.82	0.27
Fourth quarter	58.97	44.36	0.27
			$1.08

A quarterly dividend of $0.27 per share was paid February 12, 2008.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in thousands, except share data)

	2007	2006	2005	2004	2003
Revenues:
Insurance revenues	$231,894	$235,264	$238,503	$250,111	$272,664
Net investment income	190,405	196,280	194,608	197,975	194,763
Realized investment gains (losses)	5,426	5,621	6,113	45,929	(29,280)
Other revenues	11,499	11,349	10,312	8,468	9,387
Total revenues	$439,224	$448,514	$449,536	$502,483	$447,534

Net income	$35,661	$36,918	$36,184	$57,687	$14,793

Per common share:
Net income, basic and diluted	$3.01	$3.11	$3.03	$4.83	$1.24

Cash dividends to stockholders	$3.08	$1.08	$1.08	$1.08	$1.08

Stockholders' equity	$58.17	$57.72	$57.07	$58.00	$54.04

Assets	$4,352,108	$4,457,795	$4,555,379	$4,662,724	$4,544,669
Notes payable	10,400	14,700	27,282	92,220	133,670
Stockholders' equity	684,401	684,304	680,219	692,896	644,438
Life insurance in force	$31,135,142	$31,261,016	$30,949,501	$30,980,928	$32,216,624

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2007 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

Overview

Kansas City Life Insurance Company (the Company) is a financial services company. The Company primarily consists of three life insurance companies: Kansas City Life Insurance Company (Kansas City Life) the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American).

Kansas City Life markets its individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental, vision and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life’s individual insurance products include traditional and interest sensitive products. Sunset Life’s marketing, administrative and accounting operations have been integrated with Kansas City Life’s to improve efficiency and effectiveness. Sunset Life continues as a life insurance company with its current block of business, but without new sales. Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense insurance products nationwide through its general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American operates and maintains a separate and independent field force. To support the unique needs of this field force, Old American maintains a separate and distinct sales and marketing function, while other operational activities have been integrated with Kansas City Life’s to improve efficiency and effectiveness. Old American operates in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products and mutual funds.

Business Changes

On January 23, 2006 the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million and is included in realized investment gains. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

In 2006 the Company entered into a Master General Agent and Marketing Agreement with American Republic Insurance Company (American Republic) under which American Republic agents market Kansas City Life’s insurance products. For segment reporting purposes, sales under this agreement are reflected in the Individual Insurance segment.

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

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, interest rates and equity market performance. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, the Company evaluates the estimates, assumptions and judgments based on historical experience and various other information that the Company believes to be reasonable under the circumstances. A detailed discussion of other significant accounting policies is provided in Note 1- Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Deposits relate to insurance products that include universal life, variable life, variable annuities, fixed deferred annuities, annuities and supplemental contracts without life contingencies. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue, but revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the services are provided. Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are measures of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use, including individual and bulk arrangements on both coinsurance and mortality/morbidity only basis. Reinsurance supports a multitude of corporate objectives, including managing statutory capital, reducing volatility and surplus strain. At the customer level, reinsurance increases the

Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that could not otherwise be made available. Reinsurance is an actively managed tool that has increased in importance over recent years and will continue to play a role in the Company’s future. Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

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

Critical Accounting Estimate	Determination Methodology	Potential One-time Effect on DAC, VOBA and Related Items
Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $4.6 million.
Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.3 million.
Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $3.9 million.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.5 million.

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss net. The unrealized gains or losses are also recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices. Approximately 94% of these investments are from external pricing services while 6% are derived from brokers and internal matrices. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from a variety of external sources.

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

At the end of each quarter, all securities are reviewed to determine whether impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on generating future taxable income during the periods in which temporary differences become deductible and the reversal of deferred tax liabilities. A valuation allowance against deferred income tax assets may be required if future taxable income is not expected. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not change the liability for unrecognized tax benefits as of January 1, 2007 as a result of implementing Interpretation 48. The total amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate was $0.8 million as of December 31, 2007.

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

Consolidated Results of Operations

Summary

The Company’s net income decreased $1.3 million in 2007, versus the prior year, to a total of $35.7 million. Net income increased $0.7 million in 2006 compared to 2005, to a total of $36.9 million. Net income per share decreased 3% in 2007 to $3.01, compared with $3.11 for 2006 and $3.03 in 2005. The decrease for the year ended 2007 included declines in insurance revenues and net investment income and an increase in income tax expense. These were partially offset by decreases in policyholder benefits, interest credited to policyholder account balances, amortization of DAC and VOBA and operating expenses. The improved results for the year ended 2006 compared to 2005 were largely due to an increase in net investment income and decreases in policyholder benefits, interest credited to policyholder account balances, and amortization of DAC and VOBA. These favorable changes were partially offset by a decline in insurance revenues and increased operating expenses.

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

In 2007, the Company experienced a 1% increase in new individual life premiums, a 13% increase in new immediate annuity sales and a 49% increase in new group life premiums. The decline in 2006 largely resulted from 41% decline in new immediate annuity sales, and a 23% decrease in new group life insurance premiums. Consolidated renewal premiums declined 1% in 2007 compared to a 1% increase in 2006. The Company terminated a group accident and health product line at year-end 2006, which impacts year-to-year comparisons. The termination of this product line resulted in a $1.5 million reduction in new premiums in 2007. Excluding the premiums for this product line from both years, a 1% increase in total premiums and a 6% increase in total new premiums would result. Total premiums were flat in 2007, following a 2% decline in 2006.

	2007	%	2006	%	2005
New premiums:
Individual life insurance	$12,356	1	$12,242	(6)	$13,092
Immediate annuities	8,142	13	7,174	(41)	12,159
Group life insurance	1,516	49	1,020	(23)	1,327
Group accident and health insurance	9,997	(11)	11,267	17	9,612
Total new premiums	32,011	1	31,703	(12)	36,190
Renewal premiums	143,449	(1)	144,223	1	143,376
Total premiums	$175,460	-	$175,926	(2)	$179,566

Total new deposits increased 8% in 2007 after declining 26% in 2006. The improvement in 2007 was largely the result of a 37% increase in new variable annuity deposits and a 7% increase in new universal life insurance deposits. The increase in the sale of universal life products positively reflects the Company’s increased emphasis on the sale of life insurance products. The increased sales of variable annuity products continue to reflect customer interest in the equity markets. Comparatively for 2006, new variable annuity deposits decreased 14% while new universal life insurance deposits increased 1%.

New variable universal life deposits increased 5% in 2007 and 7% in 2006. New fixed deferred annuity deposits decreased 12% in 2007 and 40% in 2006. These declines can be attributed to increased competition and the emergence of alternative products.

Renewal deposits declined 2% in 2007 and 11% in 2006. The decline in 2007 primarily resulted from a $5.1 million or 25% decrease in fixed deferred annuities that was partially offset by a $4.6 million or 44% increase in variable annuity deposits. The decline in 2006 was primarily due to a $10.9 million or 35% decline in fixed deferred annuity deposits and a $2.5 million or 19% decline in variable annuity deposits.

	2007	%	2006	%	2005
New deposits:
Universal life insurance	$10,869	7	$10,117	1	$10,004
Variable universal life insurance	2,480	5	2,372	7	2,210
Fixed deferred annuities	26,348	(12)	29,815	(40)	49,698
Variable annuities	29,426	37	21,507	(14)	24,894
Total new deposits	69,123	8	63,811	(26)	86,806
Renewal deposits	136,644	(2)	139,139	(11)	155,807
Total deposits	$205,767	1	$202,950	(16)	$242,613

Insurance Revenues

Insurance revenues consist of premiums and contract charges, less reinsurance ceded. Insurance revenues decreased $3.4 million or 1% to $231.9 million in 2007 compared to a similar decrease of $3.2 million or 1% in 2006. The decline in 2007 was primarily the result of a $3.1 million decrease in contract charges. A $1.0 million increase in immediate annuity premiums was offset by a $0.9 million decrease in individual life premiums and a $0.6 million decrease in accident and health premiums. The decline in 2006 was largely the result of a $5.0 million decrease in immediate annuity premiums and a $1.4 million decrease in individual life premiums. These changes were partially offset by a $2.8 million increase in accident and health premiums, which was largely the result of increased group dental sales.

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

Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues and surrender charges. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Contract charges declined 3% in 2007 and were flat in 2006. Contract charges were reduced $1.7 million during the second quarter of 2007, resulting from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior years was $1.1 million, including $0.9 million in 2006 and $0.2 million in 2005.

Reinsurance ceded declined $0.2 million to $55.0 million in 2007 from $55.2 million in 2006. In 2005, reinsurance ceded was $55.8 million. The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims.

Investment Revenues

Net investment income decreased 3% in 2007 but increased 1% in 2006 from 2005. Net investment income was $190.4 million in 2007, compared with $196.3 million in 2006 and $194.6 million in 2005. The decrease in net investment income in 2007 resulted, in part, from reduced investment assets. Total investments declined $128.0 million at December 31, 2007 from the prior year. This included a decline of $50.6 million in 2007 due to the sale of Generations Bank. In addition, real estate assets declined $13.5 million during 2007, as the Company sold several real estate properties. Finally, investments in mortgage loans decreased $21.9 million, as normal amortization and prepayments in the portfolio outpaced new loan production. Investment expenses increased $0.6 million in 2007, primarily resulting from reduced real estate accruals in the prior year. The increase in net investment income in 2006 resulted from reduced investment expenses, primarily due to lower real estate expenses. Negatively affecting net investment income in 2006, total invested assets declined versus the prior year but were offset by a slight increase in investment yields. In 2005, investment expenses increased due to increased real estate expenses.

Net investment income was largely composed of interest and dividends on fixed maturity securities, equity securities and short-term investments. Net investment income also includes income from mortgage loans, real estate and policy loans. Investment income is stated net of investment expenses. Investment income on securities related activity declined $2.6 million or 2% in 2007 compared with 2006. This same activity declined less than $0.6 million or 1% in 2006 compared with 2005. Income from fixed maturity securities decreased 3% in 2007 and 1% in 2006. Partially offsetting the decline in investment income for fixed maturity securities, income from short-term investments almost doubled during 2007 compared to a 21% increase in 2006. This was due to improved short-term yields in both periods. In addition, there was increased purchase activity in 2007.

Investments in mortgage loans decreased $21.9 million during 2007. The sale of Generations Bank resulted in a decrease in mortgage loans of $18.3 million. Consequently, investment income from mortgage loans decreased $0.5 million or 2% for the year. Despite a $13.4 million increase in mortgage loan assets in 2006, mortgage loan investment income declined $1.1 million or 3%. The reduced income in 2006 reflected a decline in available yields on new mortgages and the impact of the prepayment of loans with rates higher than those of new loans.

The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portion of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market at prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At December 31, 2007, the Company had investments with subprime residential mortgage exposure of $39.1 million and a related $1.8 million unrealized loss.  This exposure amounted to 1% of the Company’s invested assets and all such assets are valued based on external pricing sources. Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  Market dislocations have exacerbated this issue as some sources of liquidity for mortgage lenders, such as asset-backed commercial paper, have contracted dramatically.  Demand for investments securitized by home loans has also fallen significantly, making it more difficult for mortgage loan originators to sell their loans profitably.  Home prices continue to fall, which hinders potential sales and loan refinancings that might otherwise avert defaults.  These issues have largely been centered around increasing delinquencies and default rates by subprime borrowers. Many investors have shunned securities backed by home loans, regardless of the actual quality of the underlying assets, sending market values for this entire class of securities downward.

Real estate investments decreased $13.5 million in 2007 compared with 2006 due to property sales during the year. Accordingly, investment income on real estate decreased 21% in 2007. Real estate investments increased $28.9 million in 2006 compared with 2005, but many of these new investments were development properties where the income stream was less than those of mature properties. As such, investment income from real estate investments declined 5% in 2006 compared with 2005.

The Company offers policy loans as a benefit to its policyholders, and loans are secured by the cash value of the policy. Investment income from policy loans declined by $0.5 million in both 2007 and 2006. These declines were directly related to reduced balances of loans outstanding.

The Company recorded net realized investment gains of $5.4 million in 2007, $5.6 million in 2006 and $6.1 million in 2005. The realized investment gains were primarily the result of the sale of real estate investment properties in all three years, including $7.1 million, $4.2 million and $6.8 million in 2007, 2006 and 2005, respectively. The Company also recorded a $1.9 million gain from the sale of Generations Bank during 2007, which is included in other investment gains, below. The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

Realized Investment Gains and Losses	2007	2006	2005
Gross gains resulting from:
Sales of investment securities	$964	$3,550	$3,991
Investment securities called	1,090	1,142	989
Sales of real estate	7,118	4,159	7,678
Other investment gains	1,905	1	905
Total gross gains	11,077	8,852	13,563
Gross losses resulting from:
Sales of investment securities	(1,240)	(1,151)	(6,009)
Write-downs of investment securities	(4,036)	(1,060)	-
Investment securities called	(332)	(593)	(599)
Sales of real estate	-	-	(927)
Other investment losses	-	(173)	-
Total gross losses	(5,608)	(2,977)	(7,535)
Amortization of DAC and VOBA	(43)	(254)	85
Realized investment gains	$5,426	$5,621	$6,113

The Company realized investment gains and losses from several other sources. Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price. Depending upon the terms of the call provision and price at which the security was purchased, a gain or loss may be realized. Sales and calls of investments in securities resulted in net realized gains of $0.5 million in 2007 and $2.9 million in 2006 and a realized loss of $1.6 million in 2005. Other sources of realized investment gains and losses include write-downs of investment securities, changes in the Company’s valuation reserve for potential future losses in the commercial mortgage portfolio and other miscellaneous investment gains and losses.

Real estate investments were $96.0 million at December 31, 2007 and $109.5 million at December 31, 2006. Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The Company also invests in unimproved land for future development. Properties have been acquired through individual purchases, build-to-suit and speculative development. The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.

The following table provides credit quality information on fixed maturity securities, as determined by one of the nationally recognized ratings firms as of December 31, 2007.

			% of
Investment	Amortized	Fair	Fair
Quality	Cost	Value	Value

Investment grade	$2,449,197	$2,462,193	94
Below investment grade
(rated BB or lower)	169,912	168,880	6
	$2,619,109	$2,631,073

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's value is considered to be an other-than-temporary impairment.

The Company’s analysis of fixed maturity securities at year-end 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million.  One of the two securities was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout, that was finalized during the fourth quarter 2007, which greatly increased the debt level of the company.  The leveraged buyout plan is highly dependent upon the timely sale of certain assets at what are perceived to be aggressive rates.  In addition, this company is involved in several declining industries that are highly dependent on general economic activity.  Accordingly, the Company wrote down this security $3.3 million at year-end 2007.  The second security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of its borrowings.  The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million.  As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007.  At December 31, 2006, this security

was below cost by 20% or more for more than twelve consecutive months.   It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity.  Capital expenditures for equipment upgrades were exceeding cash generation.  In 2005, the Company had no securities that it identified as other-than-temporarily impaired.  At year-end 2005, there were no investment securities that were below cost by 20% or more for more than six consecutive months

The following table provides asset class detail of the investment portfolio. Fixed maturity and equity securities represented 80% of the entire investment portfolio at December 31, 2007 and 2006.

Percent of Invested Assets	2007		2006
	Amount	%	Amount	%
Fixed maturity securities	$2,631,073	78	$2,719,439	78
Equity securities	59,149	2	52,351	1
Mortgage loans	450,148	13	472,019	14
Real estate	96,049	3	109,525	3
Policy loans	92,803	3	96,218	3
Short-term	36,522	1	41,037	1
Other	-	-	3,182	-
Total	$3,365,744	100	$3,493,771	100

The securities portfolio had net unrealized gains before taxes of $13.2 million at year-end 2007 compared with $2.7 million at year-end 2006. The portfolio was broadly diversified across sectors. A variety of measures have been employed to manage the portfolio’s credit and interest rate risks, as discussed later in this document in Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

Mortgage loans comprised 13% of the investment portfolio at December 31, 2007, down slightly from 14% of the investment portfolio at the end of 2006. The majority of the mortgages were commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past three years. One mortgage loan was delinquent by less than thirty days as of December 31, 2007. The portfolio’s fair value exceeded its carrying value by $14.1 million at year-end 2007. Conversely, the portfolio’s carrying value exceeded the fair value by $0.3 million as of year-end 2006. The Company does not hold mortgage loans of any borrower that exceed 5% of stockholders’ equity.

Real estate investments represented approximately 3% of the investment portfolio at year-end 2007, the same as year-end 2006. The real estate properties’ estimated fair value is well above the carrying value.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $1.4 million or 1% in 2007. This decrease was primarily due to declines in death benefits and surrenders. These declines were partially offset by an increase in reserves established for these benefits. The increase in immediate annuity premiums in 2007 contributed to the increase in reserves. Policyholder benefits declined $1.8 million or 1% in 2006 compared with 2005, as benefits paid were more than offset by the decrease in the reserves established on these benefits. In addition, in 2006 a decrease in immediate annuity premiums resulted in a decrease in reserves for future policy benefits.

The largest component of policyholder benefits was death benefits. Death benefits accounted for 41% of policyholder benefits and interest credited to policyholder account balances in both 2007 and 2006. Death benefits decreased 3% in 2007 versus a 2% increase in 2006. Mortality was within the range of anticipated mortality experience for both years.

Policyholder benefits for the group accident and health product line increased $1.0 million or 4% in 2007 and $2.2 million or 11% in 2006, largely as the result of an increase in group dental benefits paid.

Interest Credited to Policyholder Account Balances

Interest credited to policyholder account balances declined $3.4 million or 4% in 2007 and $4.0 million or 4% in 2006. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. Interest credited to policyholder account balances accounted for 35% of policyholder benefits and interest credited to policyholder account balances in 2007, down from 36% a year earlier. The amount of interest credited is a function of the crediting rate and policyholder account balances. Policyholder account balances are impacted by deposits, benefits, surrenders and contract charges. The decline in interest credited for both 2007 and 2006 was due to a combination of reduced policyholder account balances and lower crediting rates. Policyholder account balances declined $103.1 million in 2007 and $87.3 million in 2006. The average interest rate credited to policyholder account balances was 4.30% in 2007, 4.32% in 2006 and 4.37% in 2005.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

The amortization of DAC was $31.1 million in 2007 compared with $34.9 million in 2006 and $35.6 million in 2005. The Company prospectively unlocked certain DAC assumptions, which reduced amortization by $3.4 million in 2007, $0.7 million in 2006 and $2.2 million in 2005. DAC profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. As warranted by a combination of historical results and expected future trends, the Company may unlock these assumptions and, accordingly, increase or decrease deferred acquisition costs.

During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which was a correction of an understatement of the capitalization of DAC in prior periods, was not material to 2006 or any prior period financial statements.

The amortization of VOBA was $9.2 million in 2007, $7.4 million in 2006 and $7.5 million in 2005. The amortization of the value of business acquired (VOBA) also decreases in line with the profit expectations on the acquired closed block of business. During 2007, there was a $1.1 million unlocking adjustment that increased VOBA amortization and was related to the assumptions for mortality margins. There were no VOBA unlocking adjustments during 2006 or 2005.

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

	2007	2006	2005
Policyholder benefits and expenses
ceded under reinsurance	$61,122	$57,248	$56,214

Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the balance sheet. A reinsurance receivable is established for such balance sheet items. Reinsurance related to policy and claim reserves ceded of $149.5 million and $142.2 million were included in the reinsurance receivables as of December 31, 2007 and 2006, respectively. Ceded benefits recoverable from reinsurers were $12.8 million and $16.0 million as of December 31, 2007 and 2006, respectively.

The Company’s overall reinsurance strategy has not changed during the periods addressed in this report. However, the Company has implemented changes to its reinsurance on certain new products by reducing the amount of coverage that is reinsured. These changes have been made primarily due to the increased cost of reinsurance currently available in the market.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. In total, operating expenses decreased 5% in 2007 compared to 2006 but increased 4% in 2006 over 2005. The decline in 2007 largely resulted from reduced employee benefit accruals and legal costs. Operating expenses increased in 2006 over 2005, primarily due to an increase in salary expense and employee and agent benefits.

Income Taxes

The Company recorded income tax expense of $17.3 million or 33% of income before tax in 2007, compared to income tax expense of $13.7 million or 27% of income before tax in 2006. The increase in the tax expense in 2007 versus 2006 was due to higher income before tax, a decrease in earned low income housing tax credits, and the provision to tax return adjustments. In 2005, the Company recorded an income tax expense of $12.8 million or 26% of income before tax. The increase in the tax expense in 2006 versus 2005 was primarily the result of higher income before tax and the provision to tax return adjustments, partially offset by a decrease in contingent tax liabilities. Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses and affordable housing tax credits.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2004 and prior through 2006. The unrecorded deferred tax expense (benefit) in 2004 and prior, 2005 and 2006 was $1.1 million, ($0.3) million and ($0.3) million, respectively.

The income tax rate in the three years was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a tax benefit of $2.0 million or 4% in 2007, $2.9 million or 6% in 2006 and $3.0 million or 6% in 2005.

The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. In 2007, the Company’s income tax expense was reduced $0.1 million, due to a net decrease in contingent tax liabilities relating to the 2004 through 2006 tax years. In 2006, the Company’s income tax expense was reduced $0.7 million or 1% of income before tax, due to a net decrease in contingent tax liabilities. The Company reported no change in the tax contingency balance in 2005.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2007	2006	2005
Insurance revenues:
Premiums	$55,412	$53,791	$58,001
Contract charges	111,422	114,496	114,745
Reinsurance ceded	(42,644)	(41,069)	(40,584)
Total insurance revenues	124,190	127,218	132,162
Investment revenues:
Net investment income	176,666	182,766	181,311
Realized investment gains	5,820	5,300	6,488
Other revenues	11,214	10,717	9,641
Total revenues	317,890	326,001	329,602

Policyholder benefits	93,200	95,603	99,294
Interest credited to policyholder account balances	91,215	94,648	98,637
Amortization of deferred acquisition costs
and value of business acquired	27,568	30,581	29,640
Operating expenses	55,283	59,952	56,638
Total benefits and expenses	267,266	280,784	284,209

Income before income tax expense	50,624	45,217	45,393

Income tax expense	15,822	12,049	11,754

Net income	$34,802	$33,168	$33,639

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products and contract charges. Traditional insurance products principally include whole life, term life and immediate annuities. Contract charges are collected from interest sensitive insurance products, including universal life, fixed deferred annuities and variable life and annuities. In 2007, this segment received 33% of its direct insurance revenues from premiums on traditional products, compared to 32% in 2006 and 34% in 2005.

This segment’s products are primarily marketed through a nationwide sales force of independent general agents. The Individual Insurance segment is central to the Company’s overall performance and generated 98% of consolidated net income in 2007. Customer revenues consist of insurance revenues and other revenues. This segment produced 56% of consolidated customer revenues in 2007, the same as in 2006.

Premium information is provided in the table below. New premiums increased $0.8 million or 6%, following a $5.0 million or 27% decrease in 2006. The increase in 2007 was due to a $1.0 million or 13% increase in immediate annuities. Conversely, the decline in 2006 was due to a $5.0 million or 41% decline in sales of immediate annuities during the year. New individual life insurance premiums declined 3% but were flat in 2006. Renewal premiums increased $0.8 million or 2% in 2007, the same as in 2006.

	2007	%	2006	%	2005
New premiums:
Individual life insurance	$5,773	(3)	$5,961	-	$5,944
Immediate annuities	8,142	13	7,174	(41)	12,159
Total new premiums	13,915	6	13,135	(27)	18,103
Renewal premiums	41,497	2	40,656	2	39,898
Total premiums	$55,412	3	$53,791	(7)	$58,001

Deposit information is provided in the table below. New deposits increased 8% in 2007 but decreased 26% in 2006. New fixed deferred annuity deposits declined 12% and 40% in 2007 and 2006, respectively. The lower sales of fixed deferred annuity deposits can be attributed to increased competition, changing consumer preferences and the emergence of alternative products. New variable annuity deposits increased 37% in 2007, improving from a decline of 14% in 2006. Increased sales of variable annuity products reflect customer interest in the equity markets. New universal life deposits increased 7% and new variable universal life deposits increased 5% in 2007 compared with 2006. These same deposits increased 1% and 7%, respectively, in 2006 versus 2005. Universal life deposits have been a primary focus for sales and marketing as part of the Company’s emphasis on sales of individual life products.

	2007	%	2006	%	2005
New deposits:
Universal life insurance	$10,869	7	$10,117	1	$10,004
Variable universal life insurance	2,480	5	2,372	7	2,210
Fixed deferred annuities	26,348	(12)	29,815	(40)	49,698
Variable annuities	29,426	37	21,507	(14)	24,894
Total new deposits	69,123	8	63,811	(26)	86,806
Renewal deposits	136,644	(2)	139,139	(11)	155,807
Total deposits	$205,767	1	$202,950	(16)	$242,613

Insurance revenues decreased 2% in 2007 and 4% in 2006. The decline in 2007 was primarily due to a reduction in contract charges, resulting from the unearned revenue correction discussed below. A decline in immediate annuity sales, combined with slightly lower contract charges accounted for the revenue decrease in 2006.

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

Contract charges declined $3.1 million in 2007 and $0.2 million in 2006. Contract charges were reduced by $1.7 million during the second quarter of 2007, resulting from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.1 million, including $0.2 million in 2005 and $0.9 million in 2006.

Net investment income decreased 3% in 2007 and increased 1% in 2006. Investment income is primarily driven by changes in interest rates, asset levels and investment expenses. Investment yields increased in 2007 and 2006 from the prior years. However, the asset level declined in both 2007 and 2006. In addition, investment expenses declined in 2006, reflecting reduced real estate expenses and a decline in interest expense from reduced notes payable.

Policyholder benefits consist of death benefits (mortality), annuity benefits, individual accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased $2.4 million or 3% in 2007 versus 2006 and $3.7 million or 4% in 2006 compared with 2005. The decline in 2007 was largely due to a decrease in both death benefits and surrenders of individual life insurance. Immediate annuity premium receipts declined in 2006, which contributed to the decline in policyholder benefits because of the resulting decrease in reserves for future policy benefits.

Death benefits decreased 5% in 2007 but increased 5% in 2006. Death benefits will fluctuate from period-to-period. While mortality results were different for 2007 and 2006, both years were within the range of anticipated mortality.

Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances. Account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances decreased $3.4 million in 2007 versus 2006 and $4.0 million in 2006 compared with 2005. The declines in both years were primarily due to a combination of lower policyholder account balances and lower crediting rates.

The amortization of DAC has fluctuated over the past three years due to prospective unlocking adjustments for changes in assumptions for future years. The impact of these unlocking adjustments was to reduce the amortization of DAC as follows: $3.4 million in 2007, $0.7 million in 2006 and $2.2 million in 2005. The amortization of the VOBA also decreases in line with the profit expectations on the acquired block of business. During 2007, there was a $1.1 million unlocking adjustment, which increased VOBA amortization and was related to the assumptions for mortality margins. There were no VOBA unlocking adjustments during 2006 or 2005.

Operating expenses include commissions, net of the capitalization of certain commissions, expenses on operations and other expenses. In 2007, commissions decreased while capitalization of commissions increased. In 2006, both commissions and capitalization of commissions decreased. Operating expenses decreased $4.7 million in 2007 compared to a $3.3 million increase in 2006. The decrease in 2007 was largely due to reductions in employee benefits, legal fees and guaranty assessments. Expenses increased in 2006, primarily due to an increase in salary expense and employee and agent benefits.

Net income for this segment increased 5% in 2007 over 2006, but decreased 1% in 2006 compared with 2005. The improved results for 2007 were due to decreases in policyholder benefits, interest credited to policyholder account balances, amortization of DAC and VOBA and operating expenses. Partially offsetting these improvements were decreases in contract charges and net investment income and an increase in income tax expense. The increase in tax expense was due in part to a reduction in affordable housing tax credits. The decrease in 2006 reflected reduced revenues that were partially offset by reduced benefits and expenses, along with increased income taxes. Income excluding realized investment gains, net of tax, increased 4% in 2007 compared with 2006 and 1% in 2006 versus 2005. These increases primarily reflect reduced policyholder benefits and interest credited to policyholder account balances. Non-insurance subsidiaries are included in this segment, but they are not material to results of the segment.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2007	2006	2005
Insurance revenues:
Premiums	$54,062	$54,065	$50,783
Reinsurance ceded	(8,286)	(9,488)	(9,913)
Total insurance revenues	45,776	44,577	40,870
Investment revenues:
Net investment income	426	272	233
Other revenues	278	608	661
Total revenues	46,480	45,457	41,764

Policyholder benefits	30,061	28,596	25,950
Operating expenses	19,309	19,114	19,220
Total benefits and expenses	49,370	47,710	45,170

Loss before income tax benefit	(2,890)	(2,253)	(3,406)

Income tax benefit	(867)	(676)	(1,022)

Net loss	$(2,023)	$(1,577)	$(2,384)

The Company offers several insurance products in the Group Insurance segment: dental, group life, short and long-term disability, and vision. The Group Insurance segment markets its group products primarily to small and mid-size organizations. Products are sold through group representatives targeting a nationwide network of independent general agents and group brokers, along with the Company’s career general agents. This sales network is this segment’s core distribution system. Additionally, the Company enters into selective third-party marketing arrangements to market group products. This segment generated 19% of the Company’s customer revenues in 2007, an increase from 18% in 2006.

The group market is highly competitive and group policies are periodically reviewed to ensure they conform to target claims, expenses and profit objectives. Renewal terms that meet target pricing objectives are communicated to the group policyholder who may then decide to seek alternative bids from competing carriers.

At year-end 2006, the Group segment exited the stop loss market. The stop loss product line was being offered through an independent managing general underwriter, which also provided third-party administration. During the fourth quarter of 2006, the independent managing general underwriter was acquired by another organization, which then terminated the agreement. The Company will continue to focus on its core products and services, but may re-enter the stop loss market at a later date.

The Group Insurance segment has experienced net losses in each of the three years presented. Improvement efforts continue to be focused in three primary areas. First, emphasis is being placed on the growth of the in-force business to achieve better expense ratios from fixed costs and overhead. This sales growth will be achieved through increased individual productivity of the existing group representatives and through a continued expansion of the group distribution system. The second area of focus for improvement is to increase the use of technology to achieve improved administrative efficiency, which will ultimately reduce expenses. The third area of focus is to add new products to the portfolio, particularly voluntary products which tend to be more profitable and will increasingly becoming a larger share of the group marketplace.

Premium information is provided in the table below. New premiums decreased 6% in 2007 over 2006, following a 12% increase in 2006. New group life premiums increased 49% in 2007, following a 23% decrease in 2006. New group accident and health premiums declined 11% in 2007. However, excluding the terminated stop loss block, new group accident and health premiums increased 3% compared with a year ago. The growth in new premiums in 2006 was largely the result of a $2.4 million or 59% increase in dental premiums compared with 2005. This growth resulted from the focus of improved production through group sales representatives, one of the primary areas of targeted improvement.

Renewal premiums increased $0.8 million or 2% in 2007. Excluding the adjustment for unrecorded premiums discussed below, renewal premiums increased $1.4 million or 3%. Renewal premiums increased $1.9 million or 5% in 2006, reflecting improved persistency and the recognition of previously unrecorded premiums from earlier periods of $0.6 million. An adjustment was reflected in the second quarter of 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively. Total group premiums were flat in 2007 compared with an increase of $3.3 million or 6% in 2006. Excluding the terminated stop loss product line, total group premiums increased 3% in 2007 compared with 2006.

	2007	%	2006	%	2005
New premiums:
Group life insurance	$1,517	49	$1,020	(23)	$1,327
Group dental insurance	6,785	4	6,524	59	4,112
Group disability insurance	1,530	5	1,454	(26)	1,971
Group stop loss insurance	1,423	(52)	2,971	(10)	3,283
Other group insurance	258	(19)	318	29	246
Total new premiums	11,513	(6)	12,287	12	10,939
Renewal premiums	42,549	2	41,778	5	39,844
Total premiums	$54,062	-	$54,065	6	$50,783

The Company has used reinsurance in several of its group product lines to help mitigate risk. Reinsurance on premiums declined $1.2 million or 13% in 2007 and $0.4 million or 4% in 2006. The decrease in 2007 was largely due to the termination of the stop loss business and a change in reinsurance structure on accidental death and dismemberment reinsurance. A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line. Reinsurance ceded on stop loss premiums were $0.9 million in 2007, $2.0 million in 2006 and $2.3 million in 2005.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $1.5 million or 5% in 2007, reflecting increased stop loss and dental benefits. Policyholder benefits increased $2.6 million or 10% in 2006, reflecting an increase in dental benefits and death benefits.

Operating expenses in this segment include commissions, expenses associated with operations, insurance related taxes and other expenses. Expenses associated with operations in this segment are specifically and directly identified, but also include allocated expenses. Operating expenses in this segment increased 1% in 2007, following a 1% decline in 2006. The increase in 2007 largely resulted from two items. First, operating expenses increased, reflecting charges incurred for enhancements made to operating systems and software. These enhancements will improve efficiencies and provide opportunities to reduce expenses in the future. This was partially offset by a reduction in legal fees as 2006 legal expense included the contingency reserve expense. The decrease in 2006 was due to reduced salary costs, as a result of a reduction in third-party arrangements and improvements in processing and technology. The reduction in operating expenses was achieved in spite of a $0.7 million increase in a legal expense contingency reserve and a $0.3 million increase in commissions over 2005.

The net loss in the Group Insurance segment increased $0.5 million or 28% in 2007. This increase was largely due to increased policyholder benefits and increased operating expenses that were partially offset by an increase in insurance revenues. The net loss in this segment decreased $0.8 million or 34% in 2006, primarily resulting from improvement in insurance revenues. The Company continues to pursue opportunities for revenue growth through improved productivity of group representatives and selective third-party marketing arrangements.

Old American

The following table presents financial data of the Old American business segmentfor the years ended December 31.

	2007	2006	2005
Insurance revenues:
Premiums	$66,537	$68,644	$71,326
Reinsurance ceded	(4,058)	(4,601)	(5,311)
Total insurance revenues	62,479	64,043	66,015
Investment revenues:
Net investment income	13,313	13,242	13,064
Realized investment gains (losses)	(394)	321	(375)
Other revenues	7	24	10
Total revenues	75,405	77,630	78,714

Policyholder benefits	43,197	43,706	44,457
Amortization of deferred acquisition costs
and value of business acquired	12,765	11,730	13,418
Operating expenses	14,266	14,588	13,830
Total benefits and expenses	70,228	70,024	71,705

Income before income tax expense	5,177	7,606	7,009

Income tax expense	2,295	2,279	2,080

Net income	$2,882	$5,327	$4,929

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories. This segment provides agents with sales leads using direct response marketing. This segment produced 26% of consolidated customer revenues, the same as in 2006. Net income for this segment decreased 46% to $2.9 million in 2007. Net income for 2006 increased 8% to $5.3 million. The 2007 decline largely resulted from a decrease in insurance revenues and increases in realized investment losses and amortization of DAC. Also in 2007, this segment recorded a $0.7 million increase in income tax expense, reflecting corrections in estimates from tax years prior to 2005. The increase in net income for 2006 reflected reduced policyholder benefits from improved mortality and a reduction in the amortization of DAC. During 2006, this segment introduced several product enhancements that have resulted in a more competitive position with regard to selected products. In 2007, this segment provided 8% of consolidated net income, compared to 14% in 2006.

Premium information is provided in the table below. New premiums increased 5% in 2007, compared to a 12% decrease in 2006. The increase in 2007 reflects a combination of product, compensation and distribution changes, which have improved the Company’s competitive position. Renewal premiums decreased 4% in 2007 and 3% in 2006. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

	2007	%	2006	%	2005

New premiums	$6,583	5	$6,281	(12)	$7,148
Renewal premiums	59,954	(4)	62,363	(3)	64,178
Total premiums	$66,537	(3)	$68,644	(4)	$71,326

Net investment income increased 1% in 2007 as investment yields increased in 2007 over 2006. However, the asset level declined slightly during the year. Net investment income increased 1% in 2006, reflecting increased investment yields and reduced investment expenses. These improvements were offset by reduced investment assets in 2006. Reduced investment expenses largely resulted from reduced interest expense on notes payable. Old American had realized investment losses in 2007 of $0.4 million but had realized investment gains of $0.3 million in 2006.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased 1% in 2007 and 2% in 2006, reflecting reduced mortality. A decrease in death benefits was partially offset by an increase in reserves in both years.

The policyholder benefit ratio (policyholder benefits divided by total revenues, excluding realized investment gains and losses) remained consistent in 2007 compared with 2006 but was higher than 2005. Lower revenues, primarily from reduced renewal premiums, more than offset the decreased policyholder benefits. These results are largely reflective of the combined effect of a decline in premiums and improved mortality over this timeframe.

	2007	2006	2005

Total revenue	$75,405	$77,630	$78,714
Less: Realized investment
gains (losses)	(394)	321	(375)
Revenue excluding realized
investment gains (losses)	75,799	77,309	79,089

Policyholder benefits	$43,197	$43,706	$44,457

Policyholder benefit ratio	57%	57%	56%

During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which was a correction of an understatement of the capitalization of DAC in prior periods, was not material to 2006 or any prior period financial statements.

Operating expenses include commissions and production allowances, net of the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses decreased 2% in 2007 largely due to reduced salaries and benefits and a reduction in agent costs. Operating expenses increased 5% in 2006, primarily reflecting increased agent costs from increased lead generation.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2003 and prior through 2006. The unrecorded deferred tax expense in 2003 and prior, 2004, 2005 and 2006 was $0.3 million, $0.4 million, and $0.1 million and none, respectively.

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

Cash provided from operations in each of the three years ended 2007, 2006 and 2005 was $32.9 million, $23.9 million, and $44.3 million, respectively. Cash provided from operating activities increased $9.0 million in 2007 compared with a decline of $20.4 million in 2006. The increase in 2007 compared with 2006 was largely the result of a $7.2 million reduction in claims paid to policyholders. Partially offsetting this, premium receipts decreased $1.6 million and commissions paid to agents from premium and deposit activity increased $1.4 million. Cash is also affected by changes in receivables and payables. At year-end 2007 compared with 2006, receivables increased $5.8 million while payables and suspense items from ongoing operations increased $2.1 million. In 2006 compared with 2005, cash provided from operations declined as premium receipts declined $3.8 million and claims paid to policyholders increased $10.7 million, offset by lower commissions paid to agents from premium and deposit activity of $2.4 million. At year-end 2006 compared with 2005, receivables increased $4.6 million while payables from claims declined $5.9 million, and payables and suspense items on ongoing operations decreased $6.1 million. Other liabilities increased $6.7 million in 2006, following a $7.3 million decrease in 2005.

Net cash provided by investing activities was $84.1 million in 2007, $68.1 million in 2006 and $54.3 million in 2005. The Company’s new investments in fixed maturity and equity securities were $328.3 million in 2007, up from $285.4 million during 2006, but down from $547.0 million during 2005. New investments in mortgage loans were $54.8 million in 2007, $72.6 million in 2006, and $109.6 million in 2005. During 2007, the Company decreased its purchases of real estate investments to $4.5 million, down from $45.0 million in 2006 and $17.8 million in 2005. Approximately 13% of the securities portfolio was sold, called or matured in both 2007 and 2006. The Company had $58.4 million in mortgage loan maturities and principal paydowns in 2007, compared with $59.1 million in 2006 and $82.4 million in 2005. During 2007, the Company had sales of real estate investments of $22.5 million, compared with $18.8 million in 2006 and $33.3 million in 2005. During these three years, the Company sold several real estate properties which resulted in realized gains.

Net cash used in financing activities was $108.8 million in 2007, $100.2 million in 2006 and $91.8 million in 2005. The net repayments of short-term notes payable were $4.3 million in 2007, $12.6 million in 2006 and $64.9 million in 2005. Deposits on policyholder account balances equaled $205.8 million in 2007, $203.0 million in 2006 and $242.6 million in 2006. Withdrawals on policyholder account balances were $294.8 million in 2007, $273.8 million in 2006 and $245.9 million in 2005. The increase in withdrawals over the three years was consistent with rising interest rates, changing consumer preferences, increased competition and the emergence of alternative products. Finally, the Company’s stockholder dividends were $36.5 million in 2007, $12.8 million in 2006 and $12.9 million in 2005. During 2007, the Company paid a special, one-time dividend of $2.00 per share in addition to its quarterly dividends.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts

At December 31, 2007, the Company had $420.4 million in separate account assets. This was an increase of $19.6 million from $400.7 million at December 31, 2006. Positive investment performance increased separate accounts by $33.8 million in 2007 and $52.0 million in 2006. Deposits in separate accounts increased in 2007 to $57.8 million versus $46.8 million in 2006. Partially offsetting these increases, policyholder withdrawals on these products were $57.1 million in 2007 and $51.8 million in 2006. In addition, contract charges were $14.8 million and $14.1 million in 2007 and 2006, respectively.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2007, outstanding balances in notes payable to the FHLB were $10.4 million. All outstanding balances have maturities of less than one year. The primary purpose for these borrowings is to ensure access to liquidity. This is accomplished through the purchase of highly liquid marketable securities from the proceeds of these borrowings.

Borrowings were $10.4 million at year-end 2007, down from $14.7 million at year-end 2006. The decrease in borrowings was due to reductions in borrowing from FHLB, which declined $4.3 million during 2007. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company for the past two years.

	2007	2006
Total assets less separate accounts	$3,931,715	$4,057,046
Total stockholders' equity	684,401	684,304
Ratio of stockholders' equity
to assets less separate accounts	17%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Net unrealized gains on available for sale securities, which are included as a component of stockholders’ equity, increased $6.4 million at December 31, 2007 following a $16.2 million decrease at December 31, 2006.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2008 without prior approval of the Missouri Director of Insurance are $59.6 million - the statutory gain from operations at year-end 2007.

Stockholders’ equity per share, or book value, equaled $58.17 for year-end 2007, a 1% increase for the year. The Company has defined contribution plans for employees and agents whereby they may purchase shares of Company stock. Also, the Company makes contributions to these plans through the purchase of Company stock. The purchases and sales of Company stock for these purposes are handled as purchases and sales of treasury stock. Accordingly, in 2007, the benefit plans purchased 140,240 treasury stock shares for $6.7 million (2006 – 82,191 shares for $4.2 million) and sold 140,121 treasury stock shares for $6.3 million (2006 – 24,030 for $1.1 million).

The stock repurchase program was extended by the Board of Directors through January 2009 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 8% of the shares currently outstanding. During 2007, the Company repurchased 90,341 shares of its common stock at a total cost of $4.1 million. The Company purchased 4,976 shares for $0.2 million in 2006. No shares were purchased under this program in 2005.

On January 28, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 12, 2008 to stockholders of record as of February 7, 2008. On January 29, 2007, the Board of Directors declared two dividends, including a quarterly dividend of $0.27 per share and a special, one-time dividend of $2.00 per share. Both dividends, totaling $26.9 million, were paid on February 13, 2007 to shareholders of record as of February 8, 2007.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company

Contractual Obligations

The following table summarizes (in millions) the Company’s information about contractual obligations by due date and expiration date as of December 31, 2007. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$10.4	$10.4	$-	$-	$-
Operating lease obligations (2)	3.5	1.8	1.6	0.1	-
Purchase obligations (3)	0.9	0.9	-	-	-
Mortgage loan commitments	-
and other investments (4)	10.5	10.5	-	-	-
Annuity certain contracts (5)	66.7	14.1	22.4	15.9	14.3
Insurance liabilities (6)	2,939.2	327.2	631.4	589.2	1,391.4

Total contractual obligations	$3,031.2	$364.9	$655.4	$605.2	$1,405.7

(1)	Borrowings include short-term debt as described in the previous section – Debt and short-term borrowing.

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

The net unrealized gain on the Company’s investment portfolio increased in 2007, primarily due to decreasing interest rates. At year-end, the fair value of the securities exceeded its book value by $13.2 million.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $138.4 million loss of fair value for the $2.7 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $134.1 million increase in fair value.

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

The Company currently holds $157.6 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2007, the Company had an unrealized investment gain of $7.6 million (net of related taxes, and amounts allocable to policyholder account balances and deferred acquisition costs), compared to $1.2 million at year-end 2006. This increase was primarily the result of lower interest rates.

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

Cash flows and effective durations of the asset and liability portfolios are measured at points in time and are affected by changes in the level and term structure of interest rates, as well as changes in policyholder behavior. Further, durations are managed on an individual product level, and an aggregate portfolio basis. As a result, differences typically exist between the duration, cash flows and yields of assets versus liabilities on an individual portfolio and aggregate basis. The Company’s asset/liability management programs and procedures enable management to monitor the changes, which have both positive and negative correlations among certain portfolios, and to make adjustments to asset mix, liability crediting rates and product terms so as to manage risk and profitability over time.

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

Expected Cash Flows

(amounts in millions)

						There-	Total	Fair
	2008	2009	2010	2011	2012	after	Principal	Value
Corporate bonds currently callable	$5	$-	$-	$3	$3	$16	$27	$ 27
Average interest rate	7.57%	-%	-%	4.91%	4.68%	7.63%	6.99%
Mortgage-backed securities and CMO's	75	78	51	46	50	302	602	603
Average interest rate	4.83%	5.14%	5.42%	5.60%	5.56%	5.75%	5.50%
All other securities	161	168	180	160	175	1,135	1,979	2,060
Average interest rate	5.28%	5.60%	5.56%	6.00%	5.72%	6.26%	6.00%
Investment securities	241	246	231	209	228	1,453	2,608	2,690
Average interest rate	5.19%	5.45%	5.53%	5.90%	5.67%	6.18%	5.90%
Mortgages	31	50	41	58	35	235	450	464
Average interest rate	6.82%	6.81%	7.18%	6.95%	6.74%	6.30%	6.59%
Total	$272	$296	$272	$267	$263	$1,688	$3,058	$ 3,154
Average interest rate	5.38%	5.68%	5.78%	6.13%	5.81%	6.20%	6.00%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2007	2006
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2007 - $2,619,109; 2006 - $2,718,960)	$2,631,073	$2,719,439
Equity securities available for sale, at fair value
(cost: 2007 - $57,906; 2006 - $50,180)	59,149	52,351
Mortgage loans	450,148	472,019
Real estate	96,049	109,525
Policy loans	92,803	96,218
Short-term investments	36,522	41,037
Other investments	-	3,182
Total investments	3,365,744	3,493,771

Cash	12,158	3,908
Accrued investment income	36,499	38,661
Deferred acquisition costs	217,512	220,595
Value of business acquired	73,517	82,769
Reinsurance receivables	162,340	158,231
Property and equipment	27,781	29,364
Other assets	36,164	29,747
Separate account assets	420,393	400,749
Total assets	$4,352,108	$4,457,795

LIABILITIES
Future policy benefits	$851,277	$853,102
Policyholder account balances	2,087,965	2,191,105
Policy and contract claims	31,742	32,188
Other policyholder funds	107,109	87,094
Notes payable	10,400	14,700
Income taxes	40,300	35,319
Other liabilities	118,521	159,234
Separate account liabilities	420,393	400,749
Total liabilities	3,667,707	3,773,491

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	30,244	25,852
Retained earnings	780,133	780,892
Accumulated other comprehensive loss	(19,811)	(25,118)
Treasury stock, at cost (2007 - 6,731,643 shares;
2006 - 6,641,183 shares)	(129,286)	(120,443)
Total stockholders' equity	684,401	684,304

Total liabilities and stockholders' equity	$4,352,108	$4,457,795

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except share data)

	Year Ended December 31
	2007	2006	2005
REVENUES
Insurance revenues:
Premiums	$175,460	$175,926	$179,566
Contract charges	111,422	114,496	114,745
Reinsurance ceded	(54,988)	(55,158)	(55,808)
Total insurance revenues	231,894	235,264	238,503
Investment revenues:
Net investment income	190,405	196,280	194,608
Realized investment gains	5,426	5,621	6,113
Other revenues	11,499	11,349	10,312
Total revenues	439,224	448,514	449,536

BENEFITS AND EXPENSES
Policyholder benefits	166,458	167,905	169,701
Interest credited to policyholder account balances	91,215	94,648	98,637
Amortization of deferred acquisition costs
and value of business acquired	40,333	42,311	43,058
Operating expenses	88,307	93,080	89,144
Total benefits and expenses	386,313	397,944	400,540

Income before income tax expense	52,911	50,570	48,996

Income tax expense	17,250	13,652	12,812

NET INCOME	$35,661	$36,918	$36,184

Basic and diluted earnings per share:
Net income	$3.01	$3.11	$3.03

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Year Ended December 31
	2007	2006	2005

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	25,852	25,063	24,279
Excess of proceeds over cost of treasury stock sold	4,392	789	784

End of year	30,244	25,852	25,063

RETAINED EARNINGS
Beginning of year	780,892	756,807	733,499
Net income	35,661	36,918	36,184
Stockholder dividends of $3.08 per share
(2006 - $1.08; 2005 - $1.08)	(36,420)	(12,833)	(12,876)

End of year	780,133	780,892	756,807

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of year	(25,118)	(8,406)	26,231
Other comprehensive income (loss)	5,307	(12,588)	(34,637)
Adjustment to adopt SFAS 158	-	(4,124)	-

End of year	(19,811)	(25,118)	(8,406)

TREASURY STOCK, at cost
Beginning of year	(120,443)	(116,366)	(114,234)
Cost of 230,581 shares acquired
(2006 - 87,167 shares; 2005 - 50,689 shares)	(10,799)	(4,418)	(2,458)
Cost of 140,121 shares sold
(2006 - 24,030 shares; 2005 - 22,930 shares)	1,956	341	326

End of year	(129,286)	(120,443)	(116,366)

TOTAL STOCKHOLDERS' EQUITY	$684,401	$684,304	$680,219

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$35,661	$36,918	$36,184
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of investment premium (discount)	6,279	7,908	10,493
Depreciation	3,323	4,223	4,247
Acquisition costs capitalized	(28,642)	(26,554)	(28,092)
Amortization of deferred acquisition costs	31,073	34,919	35,608
Amortization of value of business acquired	9,260	7,392	6,821
Realized investment gains	(4,060)	(5,621)	(6,113)
Changes in assets and liabilities:
Future policy benefits	(1,825)	(5,650)	(3,252)
Policyholder account balances	(21,356)	(28,061)	(17,275)
Income taxes payable and deferred	1,577	3,946	5,064
Other, net	1,607	(5,484)	637
Net cash provided	32,897	23,936	44,322

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(313,080)	(274,662)	(541,305)
Equity securities	(15,249)	(10,761)	(5,690)
Mortgage loans	(54,816)	(72,569)	(109,561)
Real estate	(4,507)	(45,006)	(17,804)
Other investment assets	-	-	(98)
Sales of investments:
Fixed maturity securities	168,259	94,717	175,317
Equity securities	4,583	5,078	6,296
Real estate	22,457	18,778	33,267
Other investment assets	7,930	9,213	29,055
Maturities and principal paydowns of investments:
Fixed maturity securities	198,224	279,010	394,366
Equity securities	2,806	7,175	9,026
Mortgage loans	58,405	59,120	82,414
Net additions to property and equipment	(969)	(2,028)	(1,019)
Proceeds from sale of non insurance affiliate	10,104	-	-
Net cash provided	84,147	68,065	54,264

FINANCING ACTIVITIES
Proceeds from borrowings	359,680	67,001	45,315
Repayment of borrowings	(363,980)	(79,583)	(110,252)
Deposits on policyholder account balances	205,767	202,950	242,613
Withdrawals from policyholder account balances	(294,799)	(273,816)	(245,927)
Net transfers from separate accounts	11,706	16,451	5,213
Change in other deposits	13,703	(17,074)	(14,565)
Cash dividends to stockholders	(36,420)	(12,833)	(12,876)
Net acquisition of treasury stock	(4,451)	(3,288)	(1,348)
Net cash used	(108,794)	(100,192)	(91,827)

Increase (decrease) in cash	8,250	(8,191)	6,759
Cash at beginning of year	3,908	12,099	5,340

Cash at end of year	$12,158	$3,908	$12,099

See accompanying Notes to Consolidated Financial Statements.
-

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

Certain amounts in prior years have been reclassified to conform with the current year presentation. Upon the adoption of SFAS 158, the Company recorded the related $4.1 million (net of tax) adjustment as a component of other comprehensive loss for the year ended December 31, 2006. The Company has since determined that this adjustment should have been presented as an adjustment of the ending balance of accumulated other comprehensive loss. The accompanying Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2006 and Note 12 – Comprehensive Income have been modified to reflect this presentation.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are the fair value of certain invested assets, deferred acquisition costs, value of business acquired, future policy benefits, policy and contract claim liabilities and the valuation allowance on deferred income tax assets.

Business Changes

On January 23, 2006 the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash to Brooke Corporation. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million and is included in realized investment gains. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

In 2006, the Company entered into a Master General Agent and Marketing Agreement with American Republic Insurance Company (American Republic) under which American Republic agents market Kansas City Life’s insurance products. Sales under this agreement are reflected in the Individual Insurance segment.

Investments

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

                                                        KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices. Approximately 94% of these investments are from external pricing services while 6% are derived from brokers and internal matrices. The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's value is considered to be an other-than-temporary impairment. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method. See Note 2 – Investments for further details.

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

Deferred Acquisition Costs

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment. The DAC unlocking adjustment was $3.4 million for the year ended 2007 (2006 – $0.7 million; 2005 – $2.2 million) which reduced the amortization of DAC. During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which is a correction of an understatement of the capitalization of DAC in prior periods, was not material to 2006 or any prior period financial statements.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides information about DAC at December 31.

	2007	2006	2005

Balance at beginning of year	$220,595	$226,963	$229,712
Capitalization of commissions, sales and issue expenses	28,643	26,554	28,092
Gross amortization	(43,341)	(47,378)	(48,699)
Accrual of interest	12,268	12,459	13,091
Amortization due to realized investment (gains) losses	33	(58)	78
Change in DAC due to unrealized investment (gains) losses	(686)	2,055	4,689

Balance at end of year	$217,512	$220,595	$226,963

Value of Business Acquired

When a new block of business is acquired, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment. A VOBA unlocking adjustment was made in the second quarter of 2007 which increased the amortization of VOBA in the amount of $1.1 million for mortality margins. There were no unlocking adjustments in 2006 and 2005.

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

The following table provides information about VOBA at December 31.

	2007	2006	2005

Balance at beginning of year	$82,769	$89,505	$96,853
Gross amortization	(14,545)	(13,868)	(13,996)
Accrual of interest	5,285	6,476	6,546
Amortization due to realized investment (gains) losses	(76)	(195)	7
Change in VOBA due to unrealized investment losses	84	851	95

Balance at end of year	$73,517	$82,769	$89,505

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accrual of interest for Old American VOBA was calculated at a 13.0% interest rate for the life block and a 7.0% rate for the accident and health block. In 2007, interest accrued on the GuideOne acquisition VOBA at the rates of 4.58% on the interest sensitive life block, 4.05% on the deferred annuity block and 5.25% on the traditional life block. The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion. The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years, 2008 through 2012, is $7,279, $7,156, $6,899, $6,352, and $4,284, respectively.

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

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2007	2006	2005

Balance at beginning of year	$400,749	$367,860	$353,983

Deposits on variable policyholder contracts	57,767	46,771	49,360
Transfers to general account	(2,476)	(2,686)	(6,040)
Investment performance	33,826	52,026	25,131
Policyholder benefits	(54,663)	(49,135)	(40,890)
Contract charges	(14,810)	(14,087)	(13,684)

Balance at end of year	$420,393	$400,749	$367,860

The total separate account assets were $420.4 million as of December 31, 2007. Variable life and variable annuity assets comprised 30% and 70% of this amount, respectively. Two guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts, and guaranteed minimum death benefits are provided on variable annuities. The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. Kansas City Life introduced a Guaranteed Minimum Withdrawal Benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns.  The value of variable annuity separate accounts with the GMWB rider was $9.6 million at the end of 2007. The liabilities associated with these guarantees are not material.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2007, separate account balances for variable annuity contracts were $295.2 million. The total reserve held for variable annuity guaranteed minimum death benefits was $0.1 million. Additional information related to the guaranteed minimum death benefits and related separate account balances and net amount at risk (the amount by which the guaranteed minimum death benefit exceeds the account balance) as of December 31, 2007 is provided below:

Type of Guarantee	Separate	Net
(amounts in millions)	Account	Amount
	Balance	at Risk

Return of net deposits	$267.4	$2.5
Return of the greater of the highest anniverary
contract value or net deposits	12.1	0.2
Return of the greater of every fifth year highest
anniversary contract value or net deposits	8.3	0.1
Return of the greater of net deposits accumulated annually
at 5% or the highest anniversary contract value	7.4	0.1
Total	$295.2	$2.9

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

Future Policy Benefits

Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than actually expected. Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables. The 2001 VBT and the 1975-1980 Select and Ultimate Basic Table serve as the basis for mortality assumptions.

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

KANSAS CITY LIFE INSURANCE COMPANY

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table provides detail about future policy benefits at December 31.

	2007	2006

Life insurance	$623,079	$625,359
Immediate annuities and
supplementary contracts
with life contingencies	186,268	186,782
Total	809,347	812,141

Accident and health insurance	41,930	40,961

Total future policy benefits	$851,277	$853,102

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

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.50% (2006 – 3.00% to 5.75%; 2005 – 3.00% to 5.75%).

The following table provides detail about policyholder account balances at December 31.

	2007	2006

Universal life insurance	$1,033,693	$1,054,911
Fixed deferred annuities	987,014	1,068,286
Other	67,258	67,908

Policyholder account balances	$2,087,965	$2,191,105

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Participating Policies

The Company has some insurance contracts where the policyholder is entitled to share in the entity’s earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2007 approximated 5% of statutory premiums and 6% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

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

Income Per Share

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years or periods reported. The weighted average number of shares outstanding during the year was 11,836,213 shares (2006 – 11,883,830 shares; 2005 – 11,923,831 shares). The number of shares outstanding at year-end was 11,765,037 (2006 – 11,855,497).

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability, and the adjustment to adopt SFAS 158 – described below under New Accounting Pronouncements. The adjustment to adopt SFAS 158 consisted of pension and postretirement net losses and prior service costs. Other comprehensive income (loss) also includes deferred income taxes on these items.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (“SFAS 123R”). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. SFAS 123R became effective January 1, 2006. Historically the Company had expensed all stock-based compensation using a fair-value-based measurement method. The Company adopted this standard on January 1, 2006 with no material impact to the consolidated financial statements. See Note 8 – Share-Based Payment in the Notes to Consolidated Financial Statements.

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company adopted SOP 05-1 on January 1, 2007 with no material impact to the consolidated financial statements.

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

In August 2006, the Securities and Exchange Commission (SEC) adopted SEC Release No. 33-8732A, “Executive Compensation and Related Person Disclosure” which amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. The release expands the currently required tabular disclosures and adds a narrative Compensation Discussion & Analysis (CD&A) which must describe the Company’s compensation policies and decisions. The amendments in the release apply to disclosures included in proxy and information statements, periodic and current reports, as well as other filings under the Securities Exchange Act of 1934 and to registration statements under the Exchange Act and the Securities Act of 1933. For financial statement purposes, this release is effective for years ending on or after December 15, 2006. The Company has adopted this release and includes the required disclosures in the appropriate filings.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the funded status of the benefit plans as of December 31, 2006. The funded status is to be measured as the difference between the fair value of the plan assets and the projected benefit obligation at year-end. The Company adopted this statement as of December 31, 2006. See Note 7 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. This statement became effective for years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no material impact to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement became effective for years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 with no material impact to the consolidated financial statements.

All other Standards and Interpretations of those Standards issued during 2007 did not relate to accounting policies and procedures pertinent to the Company at this time.

2. INVESTMENTS

Investment Revenues

The following tables provide investment revenues by major category for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2007	2006	2005
Net investment income:
Fixed maturity securities	$149,951	$153,885	$155,726
Equity securities	4,159	4,644	3,699
Mortgage loans	31,292	31,774	32,923
Real estate	5,909	7,494	7,900
Policy loans	6,230	6,713	7,174
Short-term	3,716	1,863	1,544
Other	775	980	667
	202,032	207,353	209,633
Less investment expenses	(11,627)	(11,073)	(15,025)

	$190,405	$196,280	$194,608

Realized investment gains (losses):
Fixed maturity securities	$(3,295)	$2,280	$(1,576)
Equity securities	1,645	(464)	(37)
Mortgage loans	-	(100)	890
Real estate	7,118	4,159	6,751
Other	(42)	(254)	85

	$5,426	$5,621	$6,113

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized Gains and Losses

The following table provides unrealized gains (losses) on the Company’s investments in securities, at December 31.

	2007	2006	2005
Available for sale:
End of year	$13,208	$2,650	$35,182
Amounts allocable to:
DAC and VOBA	(898)	(296)	(3,203)
Policyholder account balances	(548)	(433)	(5,036)
Deferred income taxes	(4,117)	(672)	(9,454)

	$7,645	$1,249	$17,489

Increase (decrease) in
net unrealized gains
during the year:
Fixed maturity securities	$6,958	$(17,008)	$(34,280)
Equity securities	(562)	768	(353)

	$6,396	$(16,240)	$(34,633)

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

At the end of each quarter, all securities are reviewed to determine whether impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

The Company’s analysis of fixed maturity securities at year-end 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million.  One of the two securities was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout, that was finalized during the fourth quearter of 2007, which greatly increased the debt level of the company.  The leveraged buyout plan is highly dependent upon the timely sale of certain assets at what are perceived to be aggressive rates.  In addition, this company is involved in several declining industries that are highly dependent on general economic activity.  Accordingly, the Company wrote down this security $3.3 million at year-end 2007.  The second security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of its borrowings.  The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million.  As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007.  At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months.   It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity.  Capital expenditures for equipment upgrades were exceeding cash generation.  In 2005, the Company had no securities that it identified as other-than-temporarily impaired.  At year-end 2005, there were no investment securities that were below cost by 20% or more for more than six consecutive months

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2007.

	Investments with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$100	$-	$19,487	$409	$19,587	$409
Federal agencies [1]	-	-	12,190	113	12,190	113
Federal agency issued
mortgage-backed securities [1]	12,404	125	154,035	2,852	166,439	2,977
Corporate obligations	255,243	7,712	461,961	22,688	717,204	30,400
Corporate private-labeled
mortgage-backed securities	96,276	1,715	101,526	3,195	197,802	4,910
Other	60,656	4,228	84,804	2,008	145,460	6,236
Redeemable preferred stocks	4,927	124	-	-	4,927	124
Fixed maturity securities	429,606	13,904	834,003	31,265	1,263,609	45,169
Equity securities	4,576	688	5,800	1,157	10,376	1,845
Total	$434,182	$14,592	$839,803	$32,422	$1,273,985	$47,014

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

Securities with unrealized losses for less than twelve consecutive months included 132 issues with a carrying value of $434,182 and unrealized losses of $14,592. Of this portfolio, 93.5% were investment grade (rated AAA through BBB-) at December 31, 2007, with associated unrealized losses of $12,134. The unrealized losses on these securities were primarily due to changes in market interest rates and credit spreads since the securities were acquired.

Securities with unrealized losses for twelve consecutive months or longer included 326 issues with a carrying value of $839,803 and unrealized losses of $32,422. Of this portfolio, 94.5% were investment grade at December 31, 2007, with associated unrealized losses of $26,669. The unrealized losses on these securities were primarily due to changes in market interest rates and credit spreads since the securities were acquired.

Fixed maturities with a fair value to amortized cost ratio less than 80% for six consecutive months or longer are considered potentially distressed securities and are subject to rigorous ongoing review. As of December 31, 2007, there were six issues with a fair value to amortized cost ratio of less than 80% for less than six months. These securities had a carrying value of $13,935 and unrealized losses of $5,350. Additionally, the Company has a perpetual preferred security in this category with a carrying value of $764 and unrealized loss of $270. Based on the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The table below summarizes the fixed maturity securities with unrealized losses as of December 31, 2007.

Fair Value to
Amortized Cost	Amortized	Fair	Unrealized
Ratio	Cost	Value	Losses	%
90%-99%	$1,221,745	$1,191,230	$30,515	67%
80%-89%	67,748	58,444	9,304	21%
Below 80%	19,285	13,935	5,350	12%
Total	$1,308,778	$1,263,609	$45,169	100%

                                                        KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summary of Cost and Fair Value Information for Securities

The following table provides amortized cost and fair value securities at December 31, 2007.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$71,211	$1,638	$409	$72,440
Federal agencies [1]	103,057	2,527	113	105,471
Federal agency issued mortgage-backed securities [1]	230,771	1,047	2,977	228,841
Corporate obligations	1,771,376	50,170	30,400	1,791,146
Corporate private-labeled mortgage-backed securities	250,525	590	4,910	246,205
Other	187,118	1,161	6,236	182,043
Redeemable preferred stocks	5,051	-	124	4,927
Fixed maturity securities	2,619,109	57,133	45,169	2,631,073
Equity securities	57,906	3,088	1,845	59,149
Total	$2,677,015	$60,221	$47,014	$2,690,222

The following table provides amortized cost and fair value of securities at December 31, 2006.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Bonds:
U.S. Treasury securities & obligations of U.S. Government	$82,957	$1,025	$914	$83,068
Federal agencies [1]	154,062	425	1,905	152,582
Federal agency issued mortgage-backed securities [1]	278,919	696	5,606	274,009
Corporate obligations	1,784,393	43,974	32,617	1,795,750
Corporate private-labeled mortgage-backed securities	211,909	533	3,463	208,979
Other	196,222	788	2,866	194,144
Redeemable preferred stocks	10,498	419	10	10,907
Fixed maturity securities	2,718,960	47,860	47,381	2,719,439
Equity securities	50,180	2,808	637	52,351
	$2,769,140	$50,668	$48,018	$2,771,790

The Company held non-income producing securities with a carrying value of $483 at December 31, 2007 (2006 - 0).

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

	2007	2006	2005

Proceeds	$209,605	$99,795	$181,613
Gross realized gains	964	3,550	3,991
Gross realized losses	1,240	1,151	6,009

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

Subprime securities include all bonds or portion of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market at prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At December 31, 2007, the Company had investments with subprime residential mortgage exposure of $39.1 million and a related $1.8 million unrealized loss.  This exposure amounted to 1% of the Company’s invested assets.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2007. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$93,590	$93,948
Due after one year through five years	582,316	583,958
Due after five years through ten years	742,514	745,325
Due after ten years	648,826	661,880
Mortgage-backed securities	551,863	545,962

	$2,619,109	$2,631,073

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans

Most of the Company’s mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $3,410 (2006 – $3,600). The valuation reserve for mortgage loans is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years. Also, there was one delinquent mortgage loan at December 31, 2007 (2006 – none). The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

The following table provides geographic and property type diversification of the mortgage portfolio at December 31.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Geographic region:
East north central	$18,913	$19,612	$22,962	$23,344
Mountain	60,497	62,336	68,203	68,041
Pacific	118,377	121,656	132,265	132,252
West south central	97,355	100,617	95,641	96,211
West north central	106,183	109,421	112,827	111,486
Other	52,233	53,979	43,721	43,946
Valuation reserve	(3,410)	(3,410)	(3,600)	(3,600)
	$450,148	$464,211	$472,019	$471,680
Property type:
Industrial	$265,981	$274,062	$264,662	$265,522
Retail	-	-	211	211
Office	184,753	190,687	191,030	189,827
Other	2,824	2,872	19,716	19,720
Valuation reserve	(3,410)	(3,410)	(3,600)	(3,600)
	$450,148	$464,211	$472,019	$471,680

The Company had commitments to originate mortgage loans of $1.7 million at December 31, 2007. These commitments expire in 2008.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Real Estate

The table below provides information concerning the Company's real estate investments as of December 31.

	2007	2006
Land	$16,232	$16,469
Buildings	39,645	53,637
Less accumulated depreciation	(22,626)	(24,105)
Real estate, commercial	33,251	46,001
Real estate, joint ventures	62,798	63,524
	$96,049	$109,525

Investment real estate, other than foreclosed properties, is depreciated on a straight-line basis over periods ranging from 10 to 60 years.

The Company had non-income producing real estate of $13,095, consisting of properties under development at December 31, 2007 (2006 – $17,386).

The Company had commitments to purchase real estate investments of $6.3 million at December 31, 2007. These commitments expire in 2008.

3. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with "Policy and contract claims" on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2007	2006	2005
Gross liability at
beginning of year	$7,391	$6,986	$8,605
Less reinsurance recoverable	(3,829)	(3,999)	(4,207)
Net liability at beginning of year	3,562	2,987	4,398

Incurred benefits related to:
Current year	23,852	22,174	20,287
Prior years [1]	180	766	(319)

Total incurred benefits	24,032	22,940	19,968

Paid benefits related to:
Current year	20,824	18,939	17,767
Prior years	3,507	3,426	3,612

Total paid benefits	24,331	22,365	21,379

Net liability at end of year	3,263	3,562	2,987
Plus reinsurance recoverable	3,826	3,829	3,999

Gross liability at end of year	$7,089	$7,391	$6,986

_________

1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the (favorable) unfavorable development of these liabilities.

                                                        KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. NOTES PAYABLE

The following table provides information for Notes Payable as of December 31.

	2007	2006
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 4.87%, secured by
mortgage-backed securities totaling $135,355.	$10,400	$14,700

	$10,400	$14,700

As a member of the FHLB with a capital investment of $9.2 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned a 3.33% average rate on the capital investment in the FHLB for 2007.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding, and which are at variable interest rates - currently at 3.76%. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities at then-current market conditions.

All borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $1,618 (2006 – $1,016; 2005 – $2,129). The interest expense on all borrowings totaled $1,628 (2006 – $942; 2005 – $1,978).

Maturities on notes payable are $10.4 million, due in 2008.

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

	2007	2006	2005

Net gain from operations	$59,601	$46,801	$49,500

Net income	57,178	49,353	48,668

Unassigned surplus at December 31	442,674	443,236	408,144

Capital and surplus at December 31	366,754	371,766	339,961

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum stockholder dividends payable in 2008 without prior approval is $59.6 million, the statutory net gain from operations in 2007. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $13,000 at December 31, 2007 (2006 – $12,000; 2005 – $12,000).

6. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2007	2006	2005

Current income tax expense	$20,649	$8,842	$6,353
Deferred income tax expense (benefit)	(3,399)	4,810	6,459

Total income tax expense	$17,250	$13,652	$12,812

	2007	2006	2005

Federal income tax rate	35%	35%	35%
Tax credits	(4)	(6)	(6)
Other permanent differences	2	(2)	(3)

Effective income tax rate	33%	27%	26%

                                                         KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2007	2006
Deferred tax assets:
Future policy benefits	$44,255	$45,169
Employee retirement benefits	17,067	19,934
Tax carryovers	-	3,323
Other	-	1,213
Gross and net deferred tax assets	61,322	69,639

Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	11,314	9,152
Unrealized investment gains	4,083	776
Capitalization of deferred acquisition
costs, net of amortization	39,825	44,362
Value of business acquired	25,731	28,969
Property and equipment, net	8,018	8,380
Other	5,837	11,949
Gross deferred tax liabilities	94,808	103,588
Net deferred tax liability	33,486	33,949
Current tax liability	6,814	1,370
Income taxes payable	$40,300	$35,319

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. Based predominately upon review of our anticipated future earnings and reversal of future taxable differences, in management's opinion, it is more likely than not that the Company will realize the benefit of its deferred tax asset.

Federal income taxes paid this year were $14,572 (2006 – $8,121; 2005 – $6,054).

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004. The Company is not currently under examination by the Internal Revenue Service.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not change the liability for unrecognized tax benefits as of January 1, 2007 as a

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

result of implementing Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$5,261

Additions based on tax positions related to the current year	112
Additions for tax positions of prior years	170
Reductions for tax positions of prior years	(24)
Reductions for statute of limitations lapse	(87)

Balance at December 31, 2007	$5,432

The total amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate was $0.8 million as of December 31, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2006, and 2005, the Company recognized expense of approximately $0.3 million, ($0.6) million, and $0.6 million in interest and penalties, respectively. The Company had approximately $0.8 million and $0.5 million for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2004 and prior through 2006. The unrecorded deferred tax expense (benefit) in 2004 and prior, 2005 and 2006 was $1.1 million, ($0.3) million and ($0.3) million, respectively.

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2007	2006	2005

Income tax expense	$17,250	$13,652	$12,812
Stockholders' equity:
Related to:
Unrealized gains, net	3,444	(8,782)	(18,612)
Change in minimum
pension liability	(587)	1,968	(2)
Adjustment to adopt SFAS 158	-	(2,221)	-
Total income tax expense (benefit)
included in financial statements	$20,107	$4,617	$(5,802)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2008 through 2012 are $8,700, $11,200, $9,100, $11,700, and $12,300, respectively. The aggregate benefits expected to be paid in the five years from 2013 through 2017 are $62,300. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007 and include estimated future employee service. The 2008 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 was:

	Plan Assets		Target
	2007	2006	Allocation

Debt securities	30%	31%	26%	-	32%
Equity securities	68%	69%	56%	-	76%
Cash equivalents	2%	0%	0%	-	2%

This allocation of plan assets is within the targeted mix by asset class. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits. The Plan does not expect to return any plan assets to the Company during 2008.

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

The assumed discount rate used to determine the benefit obligation for pension benefits is 5.50% and 5.75% for other postretirement benefits. The discount rates were determined by reference to the AA finance corporate bond index yield curve on December 31, 2007, as published by Bloomberg L.P. Specifically, the yield curve was converted to spot rates to determine the rates on zero coupon securities of the same quality at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the market value of a cash flow defeasing a portfolio of AA finance corporate bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2008 through 2012 are $990, $1,050, $1,120, $1,190, and $1,200, respectively. The aggregate benefits expected to be paid in the five years from 2013 through 2017 are $7,120. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007. The 2008 contribution for the plan is estimated to be $990. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees' years of service and compensation as of December 31, 1997.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-contributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $78 (2006 - $98; 2005 - $106). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $400 (2006 – $300; 2005 – $503).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan were $1,167 (2006 – $1,683; 2005 – $1,468). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution in 2007 or in the prior two years.

A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

In 2005, the Company amended the Kansas City Life Insurance Company Employee Benefits Plan and the Kansas City Life Insurance Company Agent and General Agent Health and Dental Plan (“the Plans”), to eliminate prescription drug coverage as of January 1, 2006. Since prescription drug coverage to retirees became available under the Act, participants of the Plans are able to obtain coverage under the Medicare Prescription Drug Plan. At the same time, the Company has elected to reduce required retiree premium payments to the Plans.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$140,052	$136,513	$24,475	$25,056
Service cost	2,310	2,257	789	815
Interest cost	7,448	7,430	1,423	1,308
Actuarial (gain) loss	679	2,815	1,999	(1,644)
Benefits paid	(8,114)	(8,963)	(962)	(1,060)
Benefit obligation at end of year	$142,375	$140,052	$27,724	$24,475

Change in plan assets:
Fair value of plan assets at beginning of year	$120,426	$109,170	$964	$984
Return on plan assets	9,007	14,139	50	50
Company contributions	6,076	6,080	-	-
Benefits paid	(8,114)	(8,963)	(93)	(70)
Fair value of plan assets at end of year	$127,395	$120,426	$921	$964

Funded status at end of year	$(14,980)	$(19,626)	$(26,803)	$(23,511)

Amounts recognized in accumulated other
comprehensive income:
Net loss	$41,350	$42,526	$6,059	$4,232
Prior service cost	(1,969)	(2,616)	(3,200)	(3,578)
Total accumulated other comprehensive income	$39,381	$39,910	$2,859	$654

Other changes in plan assets and benefit obligations	Pension		Other
recognized in other comprehensive income	2007	2006	2007	2006
Unrecognized actuarial loss	$1,128	n/a	$2,002	n/a
Amortization of net gain	(2,303)	n/a	(176)	n/a
Amortization of prior service cost	647	n/a	378	n/a
Total recognized in other comprehensive income	$(528)	n/a	$2,204	n/a

                                                         KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Plans with underfunded accumulated
benefit obligation:
Projected benefit obligation	$142,375	$140,052	n/a	n/a
Accumulated benefit obligation	136,445	134,361	n/a	n/a
Fair value of plan assets	127,395	120,426	n/a	n/a

Weighted average assumptions used
to determine benefit obligations
at December 31:
Discount rate	5.50%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	3.75	-	-

Weighted average assumptions used
to determine net periodic benefit
cost for years ended December 31:
Discount rate	5.50%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	3.75	-	-

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$433	$(363)
Postretirement benefit obligation	4,741	(3,933)

For measurement purposes a 11.5% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 6% in 2018 and thereafter.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
The following table provides the
components of net periodic benefit
cost for the years ended December 31:
Service cost	$2,310	$2,257	$2,246	$789	$815	$598
Interest cost	7,448	7,430	7,341	1,423	1,308	1,099
Expected return on plan assets	(9,456)	(8,537)	(8,064)	(53)	(54)	(57)
Amortization of:
Unrecognized actuarial loss	2,303	3,000	2,731	176	115	6
Unrecognized prior service cost	(647)	(647)	(647)	(378)	(378)	(204)
Net periodic benefits cost	1,958	3,503	3,607	1,957	1,806	1,442
Total recognized in other comprehensive income	(528)	-	-	2,204	-	-
Total recognized in net periodic benefit cost and
other comprehensive income	$1,430	$-	$-	$4,161	$-	$-

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2,226 and ($647), respectively.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $240 and ($378), respectively.

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

Information about the outstanding three-year intervals as of December 31, 2007, were as follows:

Defined
Measurement	Number	Grant
Period	of Units	Price
2005-2007	98,860	$48.86
2006-2008	169,634	$50.21
2007-2009	179,488	$52.10
2008-2010	178,133	$44.33

During 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006. During 2006, the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. No payments were made in 2005. The cost of compensation that reduced operating expense for 2007 was $564 and the associated tax benefit was $197. The cost of compensation charged as an operating expense was $1,145 for 2006 (2005-$1,157) and the associated tax benefit was $401 for 2006 (2005-$405).

9. SEGMENT INFORMATION

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, dental, vision and disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

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

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations	Total
2007:
Insurance revenues	$124,190	$45,776	$62,479	$(551)	$231,894
Other revenues	11,214	278	7	-	11,499
Customer revenues	135,404	46,054	62,486	(551)	243,393
Net investment income	176,666	426	13,313	-	190,405
Realized investment gains (losses)	5,820	-	(394)	-	5,426
Total revenues	317,890	46,480	75,405	(551)	439,224

Policyholder benefits	93,200	30,061	43,197	-	166,458
Interest credited to policyholder account balances	91,215	-	-	-	91,215
Amortization of deferred acquisition costs
and value of business acquired	27,568	-	12,765	-	40,333
Operating expenses	55,283	19,309	14,266	(551)	88,307
Total benefits and expenses	267,266	49,370	70,228	(551)	386,313

Income (loss) before income tax expense (benefit)	50,624	(2,890)	5,177	-	52,911
Income tax expense (benefit)	15,822	(867)	2,295	-	17,250
Segment net income (loss)	$34,802	$(2,023)	$2,882	$-	$35,661

Segment assets	$3,977,585	$8,410	$366,113	$-	$4,352,108
Interest expense	$1,364	$-	$264	$-	$1,628

2006:
Insurance revenues	$127,218	$44,577	$64,043	$(574)	$235,264
Other revenues	10,717	608	24	-	11,349
Customer revenues	137,935	45,185	64,067	(574)	246,613
Net investment income	182,766	272	13,242	-	196,280
Realized investment gains	5,300	-	321	-	5,621
Total revenues	326,001	45,457	77,630	(574)	448,514

Policyholder benefits	95,603	28,596	43,706	-	167,905
Interest credited to policyholder account balances	94,648	-	-	-	94,648
Amortization of deferred acquisition costs
and value of business acquired	30,581	-	11,730	-	42,311
Operating expenses	59,952	19,114	14,588	(574)	93,080
Total benefits and expenses	280,784	47,710	70,024	(574)	397,944

Income (loss) before income tax expense (benefit)	45,217	(2,253)	7,606		50,570
Income tax expense (benefit)	12,049	(676)	2,279		13,652
Segment net income (loss)	$33,168	$(1,577)	$5,327	$-	$36,918

Segment assets	$4,085,189	$6,066	$366,540	$-	$4,457,795
Interest expense	$1,191	$-	$226	$-	$1,417

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment, and operating expenses from the Individual Insurance segment, to arrive at Consolidated Statements of Income.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations	Total
2005:
Insurance revenues	$132,162	$40,870	$66,015	$(544)	$238,503
Other revenues	9,641	661	10	-	10,312
Customer revenues	141,803	41,531	66,025	(544)	248,815
Net investment income	181,311	233	13,064	-	194,608
Realized investment gains (losses)	6,488	-	(375)	-	6,113
Total revenues	329,602	41,764	78,714	(544)	449,536

Policyholder benefits	99,294	25,950	44,457	-	169,701
Interest credited to policyholder account balances	98,637	-	-	-	98,637
Amortization of deferred acquisition costs				-
and value of business acquired	29,640	-	13,418	-	43,058
Operating expenses	56,638	19,220	13,830	(544)	89,144
Total benefits and expenses	284,209	45,170	71,705	(544)	400,540

Income (loss) before income tax expense (benefit)	45,393	(3,406)	7,009	-	48,996
Income tax expense (benefit)	11,754	(1,022)	2,080	-	12,812
Segment net income (loss)	$33,639	$(2,384)	$4,929	$-	$36,184

Segment assets	$4,170,536	$6,671	$378,172	$-	$4,555,379
Interest expense	$1,824	$-	$593	$-	$2,417

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment, and operating expenses from the Individual Insurance segment, to arrive at Consolidated Statements of Income.

Enterprise-Wide Disclosures
	2007	2006	2005
Customer revenues by line of business:
Traditional individual insurance products, net	$74,696	$76,191	$82,888
Interest sensitive products	93,993	97,177	97,506
Variable life insurance and annuities	17,429	17,319	17,239
Group life and disability products, net	45,776	44,577	40,870
Insurance revenues	231,894	235,264	238,503
Other revenues	11,499	11,349	10,312
Customer revenues	$243,393	$246,613	$248,815

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

	2007	2006

Land	$766	$766
Home office complex	20,375	20,427
Furniture and equipment	45,460	45,843
	66,601	67,036

Less accumulated depreciation	(38,820)	(37,672)

	$27,781	$29,364

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2007	2006	2005

Life insurance in force (in millions) :
Direct	$29,406	$29,398	$28,943
Ceded	(14,315)	(13,836)	(13,354)
Assumed	1,729	1,863	2,006

Net	$16,820	$17,425	$17,595

Premiums:
Life insurance:
Direct	$125,667	$125,147	$131,475
Ceded	(46,291)	(45,406)	(45,512)
Assumed	3,616	4,031	4,144

Net	$82,992	$83,772	$90,107

Accident and health:
Direct	$46,177	$46,748	$43,947
Ceded	(8,697)	(9,752)	(10,296)
Assumed	-	-	-

Net	$37,480	$36,996	$33,651

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $51.0 million as of December 31, 2007. The reserve for future policy benefits ceded under this agreement was $26.2 million (2006 – $28.4 million).

Kansas City Life acquired a block of traditional life and universal life products in 1997. As of December 31, 2007, the block had $1.7 billion of life insurance in force (2006 – $1.8 billion). The block generated life insurance premiums of $2.1 million net of reinsurance (2006 – $2.7 million).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. As of December 31, 2007, the insurance in force ceded approximates $2.0 billion (2006 – $2.1 billion) and premiums totaled $8.9 million.

Reinsurance receivables were $162.3 million at year end 2007, consisting of reserves ceded of $149.5 million and claims ceded of $12.8 million.

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

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2007:
Unrealized gains arising during the year	$8,907	$-	$8,907
Less: Realized losses included in net income	(1,650)	-	(1,650)
Net unrealized gain	10,557	-	10,557
Increase in minimum pension liability	-	(1,676)	(1,676)
Effect on DAC	(687)	-	(687)
Effect on VOBA	85	-	85
Policyholder account balances	(115)	-	(115)
Deferred income taxes	(3,444)	587	(2,857)
Other comprehensive income (loss)	$6,396	$(1,089)	5,307
Net income			35,661
Comprehensive income			$40,968

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2006:
Unrealized losses arising during the year	$(30,716)	$-	$(30,716)
Less: Realized gains included in net income	1,816	-	1,816
Net unrealized losses	(32,532)	-	(32,532)
Decrease in minimum pension liability	-	5,620	5,620
Effect on DAC	2,056	-	2,056
Effect on VOBA	851	-	851
Policyholder account balances	4,603	-	4,603
Deferred income taxes	8,782	(1,968)	6,814
Other comprehensive loss	$(16,240)	$3,652	(12,588)
Net income			36,918
Comprehensive income			$24,330

-76

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2005:
Unrealized losses arising during the year	$(66,050)	$-	$(66,050)
Less: Realized losses included in net income	(1,613)	-	(1,613)
Net unrealized losses	(64,437)	-	(64,437)
Increase in minimum pension liability	-	(6)	(6)
Effect on DAC	4,689	-	4,689
Effect on VOBA	95	-	95
Policyholder account balances	6,408	-	6,408
Deferred income taxes	18,612	2	18,614
Other comprehensive loss	$(34,633)	$(4)	(34,637)
Net income			36,184
Comprehensive income			$1,547

The following table provides accumulated balances related to each component of accumulated other comprehensive loss.

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2006:
Beginning of year	$17,489	$(25,895)	$(8,406)
Other comprehensive income (loss)	(16,240)	3,652	(12,588)
Adjustment to adopt SFAS 158	-	(4,124)	(4,124)

End of year	1,249	(26,367)	(25,118)

2007:
Other comprehensive income (loss)	6,396	(1,089)	5,307

End of year	$7,645	$(27,456)	$(19,811)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At year-end 2007, all of the Company’s notes payable had a carrying value which approximated their fair value. The Company’s other liabilities are generally short-term in nature and their carrying value approximates their fair value.

Following are the carrying amounts and fair values of financial instruments as of December 31.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Securities available for sale	$2,690,222	$2,690,222	$2,771,790	$2,771,790
Mortgage loans	450,148	464,211	472,019	471,680
Liabilities:
Individual and group annuities	$987,014	$963,626	$1,068,286	$1,038,533
Notes payable	10,400	10,400	14,700	14,700
Bank deposits	-	-	37,799	37,799
Supplementary contracts
without life contingencies	67,258	67,296	67,908	67,927

14. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the table below.

	First	Second	Third	Fourth
2007:
Total revenues	$113,027	$109,885	$108,791	$107,521

Net income	8,306	11,812	9,131	6,412

Per common share,
basic and diluted	0.70	1.00	0.77	0.54

2006:
Total revenues	$111,092	$112,521	$111,227	$113,674

Net income	7,189	10,109	9,526	10,094

Per common share,
basic and diluted	0.60	0.85	0.80	0.86

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2007, the Company had purchase commitments to fund mortgage loans and other investments of $10.5 million. Subsequent to December 31, 2007, the Company entered into commitments to fund additional mortgage loans of $7.9 million, purchase real estate investments of $4.4 million, sales of real estate investments for $1.1 million and construction of real estate investments of $2.8 million.

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

			Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2007
(amounts in thousands)
			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$19,865	$20,264	$20,264
Mortgage-backed securities	551,863	545,962	545,962
Public utilities	178,811	185,368	185,368
Corporate	1,733,710	1,742,993	1,742,993
All other bonds	129,808	131,559	131,559
Redeemable preferred stocks	5,052	4,927	4,927
Total	2,619,109	$2,631,073	2,631,073

Equity securities, available for sale:
Common stocks	36,228	37,976	37,976
Perpetual preferred stocks	21,678	21,173	21,173
Total	57,906	$59,149	59,149

Mortgage loans	450,148		450,148
Real estate	96,049		96,049
Policy loans	92,803		92,803
Short-term investments	36,522		36,522
Total investments	$3,352,537		$3,365,744

See accompanying Report of Independent Registered Public Accounting Firm.

		Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(amounts in thousands, except share data)

	December 31
	2007	2006
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,099,251	$2,128,865
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	187,951	205,553
Other	50,192	43,344
Mortgage loans	379,823	379,267
Real estate	91,364	104,827
Policy loans	72,214	75,208
Short-term investments	18,774	35,864
Total investments	2,899,569	2,972,928

Cash	8,072	3,234
Accrued investment income	29,044	30,227
Deferred acquisition costs	110,990	109,434
Value of business acquired	63,325	70,033
Reinsurance receivables	91,571	82,070
Property and equipment	27,285	28,603
Other assets	27,488	19,550
Separate account assets	420,393	400,749
Total assets	$3,677,737	$3,716,828

LIABILITIES

Future policy benefits	$565,200	$566,804
Policyholder account balances	1,764,119	1,837,330
Policy and contract claims	22,156	22,194
Other policyholder funds	93,437	77,658
Notes payable	7,200	11,500
Income taxes	17,715	14,743
Other liabilities	103,116	101,546
Separate account liabilities	420,393	400,749
Total liabilities	2,993,336	3,032,524

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	30,244	25,852
Retained earnings	783,175	781,884
Accumulated other comprehensive loss	(22,853)	(26,110)
Treasury stock, at cost (2007 - 6,731,643 shares;
2006 - 6,641,183 shares)	(129,286)	(120,443)
Total stockholders' equity	684,401	684,304

Total liabilities and stockholders' equity	$3,677,737	$3,716,828

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended December 31
	2007	2006	2005
REVENUES
Insurance revenues:
Premiums	$104,381	$102,430	$102,942
Contract charges	91,154	93,643	92,530
Reinsurance ceded	(37,114)	(36,361)	(36,178)
Total insurance revenues	158,421	159,712	159,294
Investment revenues:
Net investment income	151,587	153,715	151,579
Realized investment gains	5,653	4,759	6,374
Other revenues	5,631	5,907	6,207
Total revenues	321,292	324,093	323,454

BENEFITS AND EXPENSES
Policyholder benefits	119,848	119,210	120,350
Interest credited to policyholder account balances	76,941	79,215	82,338
Amortization of deferred acquisition costs
and value of business acquired	21,545	25,326	24,276
Operating expenses	66,824	70,541	66,668
Total benefits and expenses	285,158	294,292	293,632

Income before income tax expense and equity
in undistributed net income of subsidiaries	36,134	29,801	29,822

Income tax expense	11,571	7,398	7,083

Income before equity in undistributed net
income of subsidiaries	24,563	22,403	22,739
Equity in undistributed net income of subsidiaries	11,098	14,515	13,445

NET INCOME	$35,661	$36,918	$36,184

See accompanying Report of Independent Registered Public Accounting Firm.

                                                                                                         -82-

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$35,661	$36,918	$36,184
Equity in undistributed net income of subsidiaries	(11,098)	(14,515)	(13,445)
Adjustments to reconcile net income to
net cash from operating activities:
Amortization of investment premium	5,070	6,625	8,999
Depreciation	3,288	4,174	4,231
Acquisition costs capitalized	(17,027)	(16,257)	(16,651)
Amortization of deferred acquisition costs	14,829	20,667	19,547
Amortization of value of business acquired	6,717	3,981	4,101
Realized investment gains	(4,287)	(4,759)	(6,374)
Changes in assets and liabilities:
Future policy benefits	(1,603)	(2,857)	(228)
Policyholder account balances	(14,870)	(20,901)	(9,270)
Income taxes payable and deferred	631	4,003	571
Other, net	(5,012)	(78)	(583)
Net cash provided	12,299	17,001	27,082

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(264,728)	(216,514)	(445,907)
Equity securities	(13,807)	(8,745)	(4,813)
Mortgage loans	(50,229)	(57,618)	(92,458)
Real estate	(4,507)	(45,005)	(17,804)
Other investment assets	-	(1,458)	(4,129)
Sale of investments:
Fixed maturity securities	134,649	75,888	138,640
Equity securities	3,369	3,531	3,746
Real estate	22,445	18,487	32,873
Other investment assets	25,084	5,155	26,800
Maturities and principal paydowns of investments:
Fixed maturity securities	153,063	213,330	306,515
Equity securities	2,806	7,175	8,027
Mortgage loans	49,673	42,281	60,993
Net additions to property and equipment	(1,184)	(2,241)	(1,291)
Non insurance business sold	10,104	-	-
Net cash provided	66,738	34,266	11,192

FINANCING ACTIVITIES
Proceeds from borrowings	285,773	34,641	32,264

Repayment of borrowings	(290,073)	(41,209)	(63,051)
Deposits on policyholder account balances	183,642	176,533	211,100
Withdrawals from policyholder account balances	(249,543)	(233,859)	(212,969)
Net transfers to separate accounts	11,706	16,451	5,213
Change in other deposits	9,257	(12,721)	(4,678)
Cash dividends to stockholders	(36,420)	(12,833)	(12,876)
Dividends from subsidiaries	15,910	16,630	14,950
Net acquisition of treasury stock	(4,451)	(3,288)	(1,349)
Net cash used	(74,199)	(59,655)	(31,396)

Increase (decrease) in cash	4,838	(8,388)	6,878
Cash at beginning of year	3,234	11,622	4,744

Cash at end of year	$8,072	$3,234	$11,622

See accompanying Report of Independent Registered Public Acocunting Firm.

				Schedule III
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(amounts in thousands)

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2007:
Individual	$143,298	$2,718,405	$404	$102,804
Group	-	8,407	282	-
Old American	74,214	244,172	211	3,408
Total	$217,512	$2,970,984	$897	$106,212

December 31, 2006:
Individual	$147,281	$2,827,217	$362	$84,306
Group	-	6,054	280	-
Old American	73,314	243,124	214	1,932
Total	$220,595	$3,076,395	$856	$86,238

	Policyholder
	benefits and
	interest
	credited to
	policyholder	Operating
Segment	account balances	expenses*
Year Ended December 31,2007:			* Allocations of
Individual	$184,415	$55,283	operating
Group	30,061	19,309	expenses are
Old American	43,197	14,266	based on a number
Intercompany Eliminations[1]	-	(551)	of assumptions
Total	$257,673	$88,307	and estimates,
			and the results
Year Ended December 31,2006:			may change if
Individual	$190,251	$59,952	different methods
Group	28,596	19,114	were applied.
Old American	43,706	14,588
Intercompany Eliminations[1]	-	(574)
Total	$262,553	$93,080

Year Ended December 31, 2005:
Individual	$197,931	$56,638
Group	25,951	19,220
Old American	44,456	13,830
Intercompany Eliminations[1]	-	(544)
Total	$268,338	$89,144

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

                                                 See accompanying Report of Independent Registered Public Accounting Firm.

						Schedule IV
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Year Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2007	2006	2005	2007	2006	2005
	(in thousands)
Direct
Individual	$50,894	$48,679	$52,404	$946	$1,130	$1,515
Group	10,612	10,524	10,788	43,406	43,492	39,933
Old American	64,470	66,266	68,589	2,067	2,378	2,737
Intercompany Eliminations[1]	(309)	(322)	(306)	(242)	(252)	(238)
Total	125,667	125,147	131,475	46,177	46,748	43,947

Ceded
Individual	(41,730)	(40,024)	(39,308)	(914)	(1,045)	(1,276)
Group	(1,849)	(2,303)	(2,686)	(6,437)	(7,185)	(7,227)
Old American	(2,712)	(3,079)	(3,518)	(1,346)	(1,522)	(1,793)
Total	(46,291)	(45,406)	(45,512)	(8,697)	(9,752)	(10,296)

Assumed
Individual	3,572	3,982	4,082	-	-	-
Group	44	49	62	-	-	-
Old American	-	-	-	-	-	-
Total	3,616	4,031	4,144	-	-	-
Net	$82,992	$83,772	$90,107	$37,480	$36,996	$33,651

% of Assumed to Net	4	5	5	-	-	-

All other information required by this Schedule is shown in Note 11-Reinsurance in the Consolidated Financial Statements.

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Income.

                                                  See accompanying Report of Independent Registered Public Accounting Firm.

				Schedule IV
				(continued)
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Year Ended December 31

	Life Insurance In Force
	2007	2006	2005
	(in millions)
Direct
Individual	$25,016	$24,915	$24,893
Group	3,511	3,593	3,130
Old American	879	890	920
Total	29,406	29,398	28,943

Ceded
Individual	(13,877)	(13,449)	(12,909)
Group	(386)	(330)	(382)
Old American	(52)	(57)	(63)
Total	(14,315)	13,836)	(13,354)

Assumed
Individual	1,729	1,863	2,006
Group	-	-	-
Old American	-	-	-
Total	1,729	1,863	2,006
Net	$16,820	$17,425	$17,595

% of Assumed to Net	10	11	11

All other information required by this Schedule is shown in Note 11-Reinsurance in the Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Year Ended December 31
	2007	2006	2005
Mortgage loan valuation account
Beginning of year	$3,600	$3,478	$4,368
Additions	-	122	-
Deductions	(190)	-	(890)
End of year	$3,410	$3,600	$3,478

Allowance for uncollectible accounts
Beginning of year	$2,966	$2,975	$2,978
Additions	22	102	49
Deductions	(120)	(111)	(52)
End of year	$2,868	$2,966	$2,975

See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I-V. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges in Insurance Contracts”, effective January 1, 2007 and Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”, effective January 1, 2007.

Also in our opinion, Kansas City Life Insurance Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by COSO of the Treadway Commission.

(signed) KPMG LLP

Kansas City, MO

February 29, 2008

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2007.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Information Concerning Directors,” “Code of Ethics,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information appearing in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders under the captions “Executive Officer Compensation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information appearing under the captions “Security Ownership by Certain Beneficial Owners and Management” in our Proxy Statement relating to our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement relating to our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)...............	40

(a)(2) Supplementary Data and Financial Statement Schedules

Schedules are included at the following pages:

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b) Exhibits

Exhibit
Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as
Exhibit 3(a) to the Company’s 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K Report for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q Report
for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Tenth Amendment, Kansas City Life Deferred Compensation Plan. [Filed as Exhibit
10(a) to the Company's 10-K Report for 2001 and incorporated herein by reference]

10(b)

Twenty-eighth Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 10(b) to the Company’s 10-K Report for 2006 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Savings and Profit Sharing Plan filed as Exhibit 10(b) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(c)

Fourteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company’s 10-K Report for 2006 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Stock Plan filed as Exhibit 10(c) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(d)	Second Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the
Company’s 10-K Report for 1999 and incorporated herein by reference]

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees
[Filed as Exhibit 14 to the Company’s 10-K Report for 2006 and incorporated herein by reference]
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(a) to the Company’s 10-K Report for 2005 and incorporated herein by reference]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 29, 2008
(Principal Executive Officer)
Date: February 29, 2008	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director; Senior Vice President,
Walter E. Bixby	General Counsel and Secretary
Director and Vice Chairman	Date: February 29, 2008
of the Board
Date: February 29, 2008	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/E. Larry Winn, Jr.	Director
E. Larry Winn, Jr.	Date: February 29, 2008
Director
Date: February 29, 2008	By: /s/Webb R. Gilmore
Webb R. Gilmore
By: /s/ Richard L. Finn	Director
Richard L. Finn	Date: February 29, 2008
Director
Date: February 29, 2008