Form 10-K/A
period 2007-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2008-03-13
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-K/A

(AMENDMENT NO.1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed in order to correct the previously issued Annual Report on Form 10-K as initially filed with the Securities and Exchange Commission on February 29, 2008.

The revisions contained in this Amendment No. 1 are as follows:

Exhibit 23, Form 10-K contains an updated Consent of Independent Registered Public Accounting Firm due to corrections as identified below in Exhibit 31 (a), Exhibit 31 (b), and Exhibit 32 (a).

Exhibit 31 (a), Form 10-K Section 302 Certification has been amended to include a conformed signature that was previously omitted.

Exhibit 31 (b), Form 10-K Section 302 Certification has been amended to include a conformed signature that was previously omitted.

Exhibit 32 (a), Form 10-K Section 1350 Certification has been amended to include conformed signatures that were previously omitted.

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