Form 10-Q
period 2008-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2008-05-02
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended March 31, 2008 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Transition Period from_______to______

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Missouri	44-0308260
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3520 Broadway, Kansas City, Missouri (Address of Principal Executive Offices)	64111-2565 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2008
Common Stock, $1.25 par	11,637,513 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Amounts in thousands, except share data

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$ 2,647,763	$ 2,631,073
Equity securities available for sale, at fair value	62,992	59,149
Mortgage loans	440,929	450,148
Real estate	94,455	96,049
Policy loans	91,434	92,803
Short-term investments	8,768	36,522
Total investments	3,346,341	3,365,744

Cash	6,829	12,158
Accrued investment income	40,481	36,499
Deferred acquisition costs	215,601	217,512
Value of business acquired	72,472	73,517
Reinsurance receivables	169,813	162,340
Property and equipment	27,119	27,781
Other assets	37,533	36,164
Separate account assets	376,728	420,393
Total assets	$ 4,292,917	$ 4,352,108

LIABILITIES
Future policy benefits	$ 851,574	$ 851,277
Policyholder account balances	2,063,476	2,087,965
Policy and contract claims	38,749	31,742
Other policyholder funds	114,131	107,109
Notes payable	41,886	10,400
Income taxes	25,549	40,300
Other liabilities	116,699	118,521
Separate account liabilities	376,728	420,393
Total liabilities	3,628,792	3,667,707

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	30,970	30,244
Retained earnings	780,572	780,133
Accumulated other comprehensive loss	(34,552)	(19,811)
Treasury stock, at cost (2008 - 6,859,167 shares;
2007 - 6,731,643 shares)	(135,986)	(129,286)
Total stockholders' equity	664,125	684,401

Total liabilities and stockholders' equity	$ 4,292,917	$ 4,352,108
See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended March 31
	2008	2007
REVENUES
Insurance revenues:
Premiums	$ 44,487	$ 42,768
Contract charges	27,300	28,703
Reinsurance ceded	(12,660)	(13,069)
Total insurance revenues	59,127	58,402
Investment revenues:
Net investment income	46,463	47,084
Realized investment gains	120	5,124
Other revenues	2,609	2,417
Total revenues	108,319	113,027

BENEFITS AND EXPENSES
Policyholder benefits	45,486	43,992
Interest credited to policyholder account balances	21,703	22,773
Amortization of deferred acquisition costs
and value of business acquired	11,112	11,376
Operating expenses	24,396	22,710
Total benefits and expenses	102,697	100,851

Income before income tax expense	5,622	12,176

Income tax expense	2,020	3,870

NET INCOME	$ 3,602	$ 8,306

Basic and diluted earnings per share:
Net income	$ 0.31	$ 0.70

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)

	Quarter ended March 31
	2008	2007
OPERATING ACTIVITIES
Net cash provided (used)	$ (11,329)	$ 5,030

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(135,732)	(85,920)
Equity securities	(8,204)	(771)
Mortgage loans	(1,650)	(16,326)
Real estate	(6,953)	(857)
Other investment assets	-	(378)
Sales of investments:
Fixed maturity securities	13,451	9,126
Equity securities	1,434	-
Real estate	8,301	12,995
Other investment assets	29,123	-
Maturities and principal paydowns of investments:
Fixed maturity securities	84,563	100,639
Equity securities	-	18
Mortgage loans	10,869	13,715
Net (additions) dispositions to property and equipment	343	(507)
Proceeds from sale of non insurance affiliate	-	10,104
Net cash provided (used)	(4,455)	41,838

FINANCING ACTIVITIES
Net proceeds from borrowings	31,486	-
Deposits on policyholder account balances	48,662	52,984
Withdrawals from policyholder account balances	(67,127)	(80,279)
Net transfers from separate accounts	3,441	3,283
Change in other deposits	3,130	13,747
Cash dividends to stockholders	(3,163)	(26,897)
Net disposition (acquisition) of treasury stock	(5,974)	260
Net cash provided (used)	10,455	(36,902)

Increase (decrease) in cash	(5,329)	9,966
Cash at beginning of year	12,158	3,908

Cash at end of period	$ 6,829	$ 13,874

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements, the accompanying notes to these unaudited interim financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American).

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2008 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates.

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

Significant Accounting Policies

A complete summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements was not permitted. SOP 05-1 was adopted on January 1, 2007, with no material impact to the unaudited interim consolidated financial statements.

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

Previous statements provided no specific guidance related to such positions. FIN 48 was adopted on January 1, 2007, with no material impact to the unaudited interim consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. SFAS 157 amended SFAS 107, “Disclosure about Fair Value of Financial Instruments.” This statement became effective for years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no material impact to the unaudited interim consolidated financial statements. Please see Note 3 – Fair Values for added disclosures pertaining to SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115.” SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement became effective for years beginning after November 15, 2007. Upon the adoption of SFAS 159, the Company was also required to adopt SFAS 157 concurrently. The Company adopted SFAS 159 on January 1, 2008 with no material impact to the unaudited interim consolidated financial statements. Please see Note 3 – Fair Values for additional information pertaining to SFAS 159.

All other Standards and Interpretations of those Standards issued during the first quarter of 2008 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. FAIR VALUES

Fair Values Hierarchy

Effective January 1, 2008, in accordance with SFAS 159, the Company elected to not measure financial assets and liabilities at fair value other than those already prescribed, such as securities available for sale, securities identified in trading portfolios and certain derivatives and hedging activity that the Company participates in.

In accordance with SFAS 157, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets. Level 1 assets include U. S. Treasury Notes and Bonds, other U. S. Government securities and certain agency securities that are traded by dealers or brokers in active markets.

Level 2 – Valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Valuations are obtained from third party pricing services or inputs that are observable or derived principally from or corroborated by observable market data.

Level 3 – Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.

Determination of Fair value

Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data, are often calculated using the Company’s own estimates, based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the asset or liability and other pertinent factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS 107.

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors, such as credit loss and liquidity assumptions.

Short-Term Financial Assets

Short-term financial assets include cash and are carried at historical cost. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the purchase of the instrument and its expected repayment or maturity.

Loans

The Company does not record loans at fair value. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS 107 disclosure purposes.

The fair value estimates of mortgage loans and policy loans are calculated by discounting contractual cash flows using discount rates that are estimates of current pricing for loans with similar characteristics and remaining maturity.

Fair values of mortgage loans on real estate properties are calculated by discounting contractual cash flows, adjusted for prepayment and credit loss estimates, using discount rates based on current industry pricing or the Company’s estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

The Company also has loans made to policyholders. These loans cannot exceed the cash surrender value of the policy. Fair value is calculated by discounting contractual cash flows, using discount rates based on the Company’s estimate of appropriate risk-adjusted discount rates for these loans.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

Liabilities

Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon historical cost. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities and other policyholder funds for supplementary contracts without life contingencies are estimated to be their cash surrender values. In accordance with SFAS 107, the fair values of deposits with no stated maturity are equal to the amount payable on demand at the measurement date.

Notes Payable

All of the amounts included within Notes Payable were in short-term borrowings at March 31, 2008 and December 31, 2007. The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities. See Note 6 -Notes Payable for an explanation of the terms of the debt outstanding.

Categories Reported at Fair Value

The following table presents categories reported at fair value on a recurring basis.

March 31, 2008
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$ 2,710,756	$ 12,929	$ 2,582,224	$ 115,603
Total	$ 2,710,756	$ 12,929	$ 2,582,224	$ 115,603

December 31, 2007
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$ 2,690,222	$ 15,110	$ 2,546,388	$ 128,724
Total	$ 2,690,222	$ 15,110	$ 2,546,388	$ 128,724

The changes in Level 3 asset and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized below:

Securities
Available
For Sale
Balance, beginning of period	$ 128,724
Total gains or losses (realized and unrealized)
Included in earnings	1
Included in other comprehensive income	(407)
Purchases	4,893
Disposals	(12,532)
Transfers in	-
Transfers out	(5,067)
Non-trading activity	(9)
Balance, end of period	$ 115,603

Net losses included in net income relating to assets held
at March 31, 2008	$ (205)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

The table below is a summary of fair value estimates as of March 31, 2008 and December 31, 2007 for financial instruments, as defined by SFAS 107. In accordance with SFAS 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Fixed maturity and equity
securities available for sale	$ 2,710,755	$ 2,710,755	$ 2,690,222	$ 2,690,222
Mortgage loans	440,929	478,400	450,148	464,211
Policy loans	91,434	91,434	92,803	92,803
Cash and short-term investments	15,597	15,597	48,680	48,680

Liabilities:
Individual and group annuities	969,447	948,031	987,014	963,626
Notes payable	41,886	41,886	10,400	10,400
Supplementary contracts without
life contingencies	65,703	61,492	67,258	67,296

4. UNREALIZED LOSSES ON SECURITIES

The Company assesses all investments with a greater than 10% decline in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as the issuers intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes and litigation and government actions. This process also involves monitoring several factors including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections, as indicators of credit issues.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost, (2) the extent and the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, debt levels and income results, and (4) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

and accounting treatment for securities, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

As of March 31, 2008, the Company had gross unrealized losses of $82.4 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.0 billion. As of December 31, 2007, the Company had gross unrealized losses of $47.0 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.3 billion. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the quarter ended March 31, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

The following table provides information regarding unrealized losses on investment securities available for sale, as of March 31, 2008.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 3,608	$ 1	$ 10,080	$ 110	$ 13,688	$ 111
Federal agencies [1]	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities [1]	13,780	200	69,160	521	82,940	721
Corporate obligations
Industrial	42,435	1,331	69,590	4,865	112,025	6,196
Energy	17,843	475	18,696	569	36,539	1,044
Technology	6,370	89	7,833	841	14,203	930
Communications	13,486	663	22,137	2,416	35,623	3,079
Financial	122,864	11,465	81,574	10,388	204,438	21,853
Consumer	52,883	2,470	62,837	4,755	115,720	7,225
Public utilities	23,729	715	13,272	703	37,001	1,418
Total corporate obligations	279,610	17,208	275,939	24,537	555,549	41,745
Corporate private-labeled
mortgage-backed securities	177,227	17,242	65,292	9,019	242,519	26,261
Other	55,452	5,426	56,390	6,061	111,842	11,487
Redeemable preferred stocks	9,859	191	-	-	9,859	191
Fixed maturity securities	539,536	40,268	476,861	40,248	1,016,397	80,516
Equity securities	16,308	956	6,036	921	22,344	1,877
Total	$ 555,844	$ 41,224	$ 482,897	$ 41,169	$ 1,038,741	$ 82,393

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

All securities in the table are expected to continue to perform to the original contractual terms, which may be at maturity. No securities were considered to be other-than-temporarily impaired at March 31, 2008.

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

For the first quarter of 2008, comprehensive loss was $11.1 million, which consisted of net income of $3.6 million and other comprehensive loss of $14.7 million. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the quarter ended March 31, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently. For the first quarter of 2007, comprehensive income was $15.9 million, which consisted of net income of $8.3 million and other comprehensive income of $7.6 million. The other comprehensive income of $7.6 million was due primarily to an increase in unrealized investment gains as a result of a decrease in interest rates over the quarter.

6. NOTES PAYABLE

The following table provides information for Notes Payable.

	March 31	December 31
	2008	2007
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 3.03% ,
(4.87% at December 31, 2007) secured by mortgage-backed securities
totaling $138,791 ($135,355 at December 31, 2007).	$ 41,886	$ 10,400
	$ 41,886	$ 10,400

As a member of the FHLB with a capital investment of $8.6 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned dividends at an annualized rate of 4.50% on the capital investment in the FHLB for the first quarter of 2008.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates, currently 2.95%. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities at then-current market conditions.

All borrowings are used to enhance liquidity and investment strategies. Maturities on notes payable are $41.9 million, due in 2008.

7. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The weighted average number of shares outstanding was 11,710,608 and 11,856,385 for the first quarters of 2008 and 2007, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

8. INCOME TAXES

The first quarter income tax expense was $2.0 million or 36% of income before tax for 2008, versus $3.9 million or 32% of income before tax for the prior year period.

The effective income tax rate in 2008 was higher than the prevailing corporate federal income tax rate of 35% primarily due to additional interest accrued on uncertain tax positions in prior years.

The effective income tax rate in 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the prior year period was a benefit of approximately 3% of income before tax.

In March 2008, the Company corrected a current and deferred income tax item relative to December 31, 2007. The Company determined that statutory tax reserves were not correct, which resulted in a change between current and deferred income taxes of $4.5 million. The total tax expense and the total tax liability as disclosed on all financial statements were correct, as reported in the Company’s 2007 Form 10-K. This correction only affected disclosure items in Note 6 - Income Taxes and does not materially change any reporting presentations.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Total
Insurance revenues:
First quarter:	2008	$ 32,036	$ 11,853	$ 15,387	$ (149)	$ 59,127
	2007	31,440	11,399	15,714	(151)	58,402

Net investment income:
First quarter:	2008	$ 43,078	$ 121	$ 3,264	$ -	$ 46,463
	2007	43,704	65	3,315	-	47,084

Net income (loss):
First quarter:	2008	$ 3,762	$ 129	$ (289)	$ -	$ 3,602
	2007	8,027	(192)	471	-	8,306

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	March 31		March 31
	2008	2007	2008	2007

Service cost	$ 578	$ 564	$ 197	$ 204
Interest cost	1,862	1,856	356	327
Expected return on plan assets	(2,364)	(2,132)	(13)	(14)
Amortization of:
Unrecognized actuarial loss	576	749	44	28
Unrecognized prior service cost	(162)	(162)	(95)	(94)
Net periodic benefit cost	$ 490	$ 875	$ 489	$ 451

11. SHARE-BASED PAYMENT

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited) – Continued

In the first quarter of 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007. A payment of $1.0 million was made in the first quarter of 2007. At each reporting period an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of compensation accrued as an operating expense in the first quarter of 2008 was $244 and the associated tax benefit was $86. In the first quarter of 2007, the accrual for incentive compensation was reduced, lowering operating expense $339 and increasing tax expense $119.

12. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2008, the Company had purchase commitments to fund mortgage loans and other investments of $19.2 million. Subsequent to March 31, 2008, the Company entered into commitments to fund additional mortgage loans of $5.8 million.

13. CONTINGENT LIABILITIES

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

14. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications. The Company believes that such indemnifications would not result in a material adverse effect on the financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted, amounts are stated in thousands, except share data.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income decreased $4.7 million or 57% in the first quarter of 2008, versus the same quarter in the prior year, to a total of $3.6 million. Net income per share decreased $0.39 or 56% and totaled $0.31 per share versus $0.70 per share in last year's first quarter. The decline in the first quarter results was largely due to a $5.0 million decrease in realized investment gains compared with a year ago.

Insurance revenues rose in the first quarter, reflecting an increase in immediate annuity premiums. Contract charges on policyholder account balances declined $1.4 million. Net investment income declined compared with a year ago. Policyholder benefits increased over the prior year. Partially offsetting these items was a decrease in interest credited to policyholder account balances. Finally, income tax expense decreased versus a year ago.

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

The Company’s marketing plan has been to focus its primary growth strategies on individual life insurance business, which includes new premiums for individual life products and new deposits for universal life and variable universal life products. In addition, the growth strategy also encourages a product mix between fixed annuity, immediate annuity, variable annuity and life products, which encourages the sale of all individual products. The marketing plan also includes strategies to grow the business through its existing sales force and the addition of new agents and general agents.

Consolidated total premiums increased 4% in the first quarter versus the same period in the prior year. New premiums increased 33% while renewal premiums declined 2%. New premiums increased $2.3 million, largely due to a $2.0 million improvement in immediate annuity premiums. New individual life premiums increased 6%, which includes a 13% increase in new premiums in the Old American segment. New group life premiums increased 64%, while new group accident and health premiums decreased 3%. The Company exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this product line from 2007 premiums, results show a 5% increase in total premiums, a 43% increase in total new premiums and a 20% increase in new group accident and health premiums. The increase in new group accident and health premiums was largely due to an 18% increase in group dental premiums.

Consolidated renewal premiums declined 2% compared with 2007. This decrease was largely the result of a 4% decline in the Old American segment and a decline in renewal premiums from closed blocks of business. Partially offsetting this decrease, group life renewal premiums increased 2% and total individual life renewal premiums in the Individual Insurance segment increased 1%.

	Quarter ended March 31
	2008	%	2007	%
New premiums:
Individual life insurance	$ 3,153	6	$ 2,975	(8)
Immediate annuities	2,975	200	992	(42)
Group life insurance	514	64	314	32
Group accident and health insurance	2,612	(3)	2,696	(5)
Total new premiums	9,254	33	6,977	(13)
Renewal premiums	35,233	(2)	35,791	-
Total premiums	$ 44,487	4	$ 42,768	(2)

Total new deposits increased $0.6 million or 4% in the first quarter. New universal life sales decreased 13%, new variable universal life sales decreased 43% and new fixed deferred annuities decreased 12%. These declines can largely be attributed to the economic environment, increased competition and the continued impact of alternative products. Offsetting these declines, new variable annuity deposits increased 37%. Sales of variable annuity deposits were aided by the addition of the guaranteed minimum withdrawal benefit rider that was introduced in 2007. Renewal deposits declined 13% in the first quarter. Renewal universal life, variable universal life, and variable annuity deposits declined, while fixed deferred annuity deposits increased.

	Quarter ended March 31
	2008	%	2007	%
New deposits:
Universal life insurance	$ 2,395	(13)	$ 2,751	14
Variable universal life insurance	504	(43)	884	19
Fixed deferred annuities	5,550	(12)	6,328	2
Variable annuities	7,709	37	5,633	13
Total new deposits	16,158	4	15,596	9
Renewal deposits	32,504	(13)	37,388	(1)
Total deposits	$ 48,662	(8)	$ 52,984	2

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. In the first quarter of 2008, total insurance revenues increased 1% as premiums increased 4% and reinsurance ceded declined 3%. Partially offsetting these, contract charges declined 5%. Total annuity premiums almost tripled in the first quarter compared to last year while total accident and health premiums declined 2% and total individual life premiums were flat. Total group life premiums increased 10%, while total individual life premiums from the Individual Insurance segment were flat and total individual life premiums from the Old American segment declined 2%.

Contract charges decreased 5% for the first quarter. As identified in previous reports, expense loads were corrected by $1.7 million for the portion representing unearned revenues in the second quarter of 2007, of which $1.4 million was attributable to earlier periods. Reinsurance ceded decreased 3% in the first quarter. Reinsurance ceded on group products declined, largely due to the elimination of the stop loss business. Reinsurance ceded also declined in the Old American segment, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues

Net investment income declined 1% compared to a year ago. This decline was largely the result of a decrease in investment assets. This decrease was partially offset by a reduction in investment expenses and a slight increase in the overall portfolio yields.

The Company recorded net realized investment gains of $0.1 million in the first quarter of 2008 compared with $5.1 million in the first quarter of 2007. The realized investment gain in 2007 was due to the sale of real estate properties, which generated realized investment gains of $3.3 million, and a $1.9 million gain from the sale of Generations Bank. The following table provides detail concerning realized investment gains and losses for the first quarters of 2008 and 2007.

	Quarter ended
	March 31
Realized Investment Gains and Losses	2008	2007
Gross gains resulting from:
Sales of investment securities	$ 362	$ 3
Investment securities called	189	718
Sales of real estate	14	3,340
Sale of Generations Bank	-	1,904
Other investment gains	1	-
Total gross gains	566	5,965
Gross losses resulting from:
Sales of investment securities	(445)	(750)
Investment securities called	-	(33)
Total gross losses	(445)	(783)
Amortization of DAC and VOBA	(1)	(58)
Realized investment gains	$ 120	$ 5,124

Investment Accounting Policy and Analysis of Investments

The Company seeks to protect policyholders’ benefits by optimizing risk and return on an ongoing basis through managing asset and liability cashflows, monitoring credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification, among other things. The Company has three primary sources of investment risk:

•	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
•	Interest rate risk, relating to the market price and/or cash flow associated with changes in market yield and curves; and
•	Equity risk, relating to the adverse fluctuations in a particular equity position.

The Company’s ability to manage these risks is essential to the success of the Company. In particular, the Company devotes considerable resources to the credit analysis of each new investment and the ongoing credit positions. Credit risk is managed primarily through industry, issuer, structure and asset diversification. In addition, the Company’s Investment Committee is appointed by the Board of Directors and is responsible for establishing investment policies and approving or authorizing all investments.

The following table provides information regarding fixed maturities by sector as of March 31, 2008.

	March 31, 2008
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 73,733	$ 60,045	$ 2,588	$ 13,688	$ 111
Federal agencies [1]	88,220	88,220	3,507	-	-
Federal agency issued
mortgage-backed securities [1]	223,633	140,693	2,410	82,940	721
Corporate obligations
Industrial	402,818	290,793	13,979	112,025	6,196
Energy	216,462	179,923	11,945	36,539	1,044
Technology	38,033	23,830	1,468	14,203	930
Communications	87,047	51,424	2,245	35,623	3,079
Financial	420,706	216,268	7,736	204,438	21,853
Consumer	300,469	184,749	8,082	115,720	7,225
Public utilities	245,686	208,685	13,260	37,001	1,418
Total corporate obligations	1,711,221	1,155,672	58,715	555,549	41,745
Corporate private-labeled
mortgage-backed securities	259,403	16,884	341	242,519	26,261
Other	276,624	164,782	1,687	111,842	11,487
Redeemable preferred stocks	14,929	5,070	33	9,859	191
Fixed maturity securities	$ 2,647,763	$ 1,631,366	$ 69,281	$ 1,016,397	$ 80,516

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturities by sector as of December 31, 2007.

	December 31, 2007
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 72,440	$ 52,853	$ 1,638	$ 19,587	$ 409
Federal agencies [1]	105,471	93,281	2,527	12,190	113
Federal agency issued
mortgage-backed securities [1]	228,841	62,402	1,047	166,439	2,977
Corporate obligations
Industrial	438,593	276,653	11,209	161,940	6,358
Energy	212,829	157,104	9,883	55,725	946
Technology	37,802	26,902	1,104	10,900	794
Communications	95,004	53,680	2,989	41,324	2,242
Financial	447,863	203,810	6,915	244,053	13,439
Consumer	305,914	161,514	6,752	144,400	5,337
Public utilities	253,141	194,279	11,318	58,862	1,284
Total corporate obligations	1,791,146	1,073,942	50,170	717,204	30,400
Corporate private-labeled
mortgage-backed securities	246,205	48,403	590	197,802	4,910
Other	182,043	36,583	1,161	145,460	6,236
Redeemable preferred stocks	4,927	-	-	4,927	124
Fixed maturity securities	$ 2,631,073	$ 1,367,464	$ 57,133	$ 1,263,609	$ 45,169

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2007, the Company had $45.2 million in gross unrealized losses on fixed maturities which were offset by $57.1 million in gross unrealized gains. At March 31, 2008, the Company’s unrealized losses had increased to $80.5 million but were partially offset by $69.3 million in gross unrealized gains. Approximately 52% of the gross unrealized losses at March 31, 2008 were in the category of corporate obligations. The financial sector was the single largest contributor to that category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage market. In addition, at March 31, 2008, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industry, accounted for 33% of the gross unrealized losses. This represented an increase from 11% at December 31, 2007.

The following table identifies fixed maturity securities available for sale by rating.

	March 31, 2008		December 31, 2007
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$ 935,269	35%	$ 885,230	34%
AA	219,301	8%	215,383	8%
A	670,997	26%	665,713	25%
BBB	680,860	26%	703,897	27%
Total investment grade	$ 2,506,427	95%	2,470,223	94%
BB	96,066	3%	115,493	4%
Other	45,270	2%	45,357	2%
Total below investment grade	141,336	5%	160,850	6%
	$ 2,647,763	100%	$ 2,631,073	100%

As of March 31, 2008, 95% of all fixed maturity securities were investment grade, reflecting the high quality of securities maintained by the company.

Analysis of Unrealized Losses on Securities

The Company has a credit risk department that reviews all new security investments, specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company’s credit risk department also prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers such as:

•	Intent and ability to make all principal and interest payments when due
•	Near-term business prospects
•	Cash flow and liquidity
•	Credit ratings
•	Business climate
•	Management changes
•	Litigation and government actions
•	Other similar factors

This process also involves monitoring several factors including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections, as indicators of credit issues.

All securities are reviewed to determine whether impairments should be recorded. This process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value or where the fair value is less than 80% of amortized cost.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost, (2) the extent and the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, debt levels and income results, (4) significant management or organizational changes, (5) significant uncertainty regarding the issuer’s industry, (6) violation of financial covenants, and (7) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other than temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale, as of March 31, 2008.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 3,608	$ 1	$ 10,080	$ 110	$ 13,688	$ 111
Federal agencies [1]	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities [1]	13,780	200	69,160	521	82,940	721
Corporate obligations
Industrial	42,435	1,331	69,590	4,865	112,025	6,196
Energy	17,843	475	18,696	569	36,539	1,044
Technology	6,370	89	7,833	841	14,203	930
Communications	13,486	663	22,137	2,416	35,623	3,079
Financial	122,864	11,465	81,574	10,388	204,438	21,853
Consumer	52,883	2,470	62,837	4,755	115,720	7,225
Public utilities	23,729	715	13,272	703	37,001	1,418
Total corporate obligations	279,610	17,208	275,939	24,537	555,549	41,745
Corporate private-labeled
mortgage-backed securities	177,227	17,242	65,292	9,019	242,519	26,261
Other	55,452	5,426	56,390	6,061	111,842	11,487
Redeemable preferred stocks	9,859	191	-	-	9,859	191
Fixed maturity securities	539,536	40,268	476,861	40,248	1,016,397	80,516
Equity securities	16,308	956	6,036	921	22,344	1,877
Total	$ 555,844	$ 41,224	$ 482,897	$ 41,169	$ 1,038,741	$ 82,393

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2007.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 100	$ -	$ 19,487	$ 409	$ 19,587	$ 409
Federal agencies [1]	-	-	12,190	113	12,190	113
Federal agency issued
mortgage-backed securities [1]	12,404	125	154,035	2,852	166,439	2,977
Corporate obligations
Industrial	44,881	1,278	117,059	5,080	161,940	6,358
Energy	23,286	139	32,439	807	55,725	946
Technology	2,996	27	7,904	767	10,900	794
Communications	14,598	250	26,726	1,992	41,324	2,242
Financial	114,432	5,304	129,621	8,135	244,053	13,439
Consumer	33,000	495	111,400	4,842	144,400	5,337
Public utilities	22,050	219	36,812	1,065	58,862	1,284
Total corporate obligations	255,243	7,712	461,961	22,688	717,204	30,400
Corporate private-labeled
mortgage-backed securities	96,276	1,715	101,526	3,195	197,802	4,910
Other	60,656	4,228	84,804	2,008	145,460	6,236
Redeemable preferred stocks	4,927	124	-	-	4,927	124
Fixed maturity securities	429,606	13,904	834,003	31,265	1,263,609	45,169
Equity securities	4,576	687	5,800	1,157	10,376	1,844
Total	$ 434,182	$ 14,591	$ 839,803	$ 32,422	$ 1,273,985	$ 47,013

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At March 31, 2008, approximately 50% of the gross unrealized losses from the fixed maturity portfolio was attributable to securities having gross unrealized losses of less than 12 months. This compares to December 31, 2007, when 31% of the gross unrealized losses were less than 12 months. The financial sector in corporate obligations and corporate private-labeled mortgage-backed securities experienced the largest changes during the quarter.

The following table summarizes the fixed maturity securities with unrealized losses as of March 31, 2008 and December 31, 2007 by ratio of unrealized loss to amortized cost.

	March 31, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$ 829,239	$ 797,994	$ 31,245
Unrealized losses of 20% or less and greater than 10%	195,924	169,669	26,255
Subtotal	1,025,163	967,663	57,500
Unrealized losses greater than 20% :
Investment grade
Less than six months	49,298	34,609	14,689
Six months or more and less than twelve months	4,750	2,803	1,947
Twelve months or greater	-	-	-
Total investment grade	54,048	37,412	16,636
Below investment grade
Less than six months	10,483	7,460	3,023
Six months or more and less than twelve months	7,219	3,862	3,357
Twelve months or greater	-	-	-
Total below investment grade	17,702	11,322	6,380
Unrealized losses greater than 20%	71,750	48,734	23,016
Total unrealized losses	$ 1,096,913	$ 1,016,397	$ 80,516

	December 31, 2007
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$ 1,221,745	$ 1,191,230	$ 30,515
Unrealized losses of 20% or less and greater than 10%	67,748	58,444	9,304
Subtotal	1,289,493	1,249,674	39,819
Unrealized losses greater than 20% :
Investment grade
Less than six months	9,246	6,938	2,308
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	9,246	6,938	2,308
Below investment grade
Less than six months	10,039	6,997	3,042
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total below investment grade	10,039	6,997	3,042
Unrealized losses greater than 20%	19,285	13,935	5,350
Total unrealized losses	$ 1,308,778	$ 1,263,609	$ 45,169

Total unrealized losses on fixed maturity securities at March 31, 2008 were $80.5 million. The Company segments these unrealized losses into three primary categories. The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $31.2 million or 39% of the total unrealized losses on fixed maturity securities. The second category reflects total unrealized losses of 20% or less and greater than 10%. This category totaled $26.3 million or 32% of the total unrealized losses. The third category shows total unrealized losses greater than 20%. This category totaled $23.0 million or 29% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $16.6 million in unrealized losses, while securities rated below investment grade had $6.4 million in unrealized losses.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $14.7 million and $1.9 million for less than six months and six or more and less than twelve-month periods, respectively. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $3.0 million and $3.4 million for less than six months and six or more and less than twelve-month periods, respectively. The Company had no securities with unrealized losses of greater than 20% for twelve months or greater.

Total unrealized losses on fixed maturity securities at December 31, 2007 were $45.2 million. The Company segments these unrealized losses into three primary categories. The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $30.5 million or 67% of the total unrealized losses on fixed maturity securities. The second category reflects total unrealized losses of 20% or less and greater than 10%. This category totaled $9.3 million or 21% of the total unrealized losses. The third category shows total unrealized losses greater than 20%. This category totaled $5.4 million or 12% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are above or below investment grade. Investment grade securities in this category had $2.3 million in unrealized losses, while securities rated below investment grade had $3.1 million in unrealized losses.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than 12 months, and 12 months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $2.3 million for less than six months. The Company had no investment grade or below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months. The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $3.0 million for less than six months. The Company had no below investment grade securities with unrealized losses of more than 20% for twelve months or greater.

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of March 31, 2008.

	March 31, 2008
			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$ 423,636	42%	$ 34,130	42%
AA	43,495	4%	3,643	4%
A	210,563	21%	13,467	17%
BBB	259,904	25%	15,811	20%
Total investment grade	937,598	92%	67,051	83%
BB	46,948	5%	5,608	7%
Other	31,851	3%	7,857	10%
Total below investment grade	78,799	8%	13,465	17%
	$ 1,016,397	100%	$ 80,516	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2007.

	December 31, 2007
			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$ 528,319	42%	$ 13,798	31%
AA	75,853	6%	1,611	4%
A	272,486	21%	10,064	22%
BBB	312,246	25%	11,485	25%
Total investment grade	1,188,904	94%	36,958	82%
BB	47,775	4%	5,319	12%
Other	26,930	2%	2,892	6%
Total below investment grade	74,705	6%	8,211	18%
	$ 1,263,609	100%	$ 45,169	100%

As of March 31, 2008, 92% of the carrying value for fixed maturity securities with gross unrealized losses were investment grade, compared to 94% at December 31, 2007.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of March 31, 2008 and December 31, 2007. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

The following tables provide information on fixed maturity securities available for sale as of March 31, 2008 and December 31, 2007.

	March 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$ 14,821	$ 626
Due after one year through five years	146,536	10,558
Due after five years through ten years	272,230	19,547
Due after ten years	237,448	22,558
Total	671,035	53,289
Mortgage and asset-backed securities	335,503	27,036
Redeemable preferred stocks	9,859	191
Total	$ 1,016,397	$ 80,516

	December 31, 2007
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$ 36,096	$ 187
Due after one year through five years	245,585	8,898
Due after five years through ten years	302,597	13,482
Due after ten years	287,270	13,550
Total	871,548	36,117
Mortgage and asset-backed securities	387,134	8,928
Redeemable preferred stocks	4,927	124
Total	$ 1,263,609	$ 45,169

The Company’s analysis identified no securities with other-than-temporary impairment in the first quarters of 2008 or 2007.

Following is a discussion of securities where fair value had been less than 80% of amortized cost for at least six months as of March 31, 2008. The Company has evaluated the three fixed maturity securities in this category, and prepared detailed analyses on each position. The Company has evaluated and considered a wide variety of factors on which it bases its decision whether to determine these positions as being other than temporarily impaired.

The first security is an issue from a company that provides outsourcing services for residential and commercial customers. It is part of a cyclical industry that is correlated to the housing market. This company recently completed a leveraged buyout which greatly increased its debt and corresponding interest payments. While it recorded a net loss for 2007, revenues were stable and the company has a strong market position in an industry that is believed to have favorable long-term prospects. Although there could be weakness in revenue growth in the short-term due to the downturn of the housing market, the company has positive cash flow and no debt maturities for several years.

The second security is a collateralized debt obligation (CDO). In recent quarters, the credit markets have experienced a dislocation that has impacted the valuation of many CDO investments. The deterioration of the housing and mortgage markets have played a leading role in this credit crisis and many CDOs have underlying collateral that is directly or indirectly related to mortgages. However, this security is comprised primarily of senior secured bank loans with certain protective triggers, including minimum over-collateralization and minimum interest coverage. Restrictions on investments include maximum issuer concentration and maximum industry concentration. This security is currently in compliance with all quality and performance tests and has maintained an investment grade rating.

The third security is from a company that is a leading diversified real estate finance company, focusing on the production and servicing of residential mortgages. Due to the downturns experienced in the residential real estate and housing markets, home prices have fallen and delinquencies have increased. Companies involved in residential mortgage lending have taken write-downs in recent quarters. This company’s losses have grown and loan production has fallen. The parent of the issuer has shown its belief in the long-term value of this company by contributing support to improve its capital position through direct capital infusions and the purchase and retirement of a portion of the company’s debt. Although the company reports sufficient cash and liquidity for operations, further capital infusions from the parent will likely be needed to fund near-term debt maturities, including the debt position owned by the Company that becomes due in 27 months. The parent of the issuer has stated its intent and is believed to have the financial ability to support the company through this period.

The Company has written down certain investments in previous periods. Securities previously written down and still owned as of March 31, 2008 and December 31, 2007 are identified in the tables below.

March 31, 2008
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$ 6,136	$ 4,536	$ (1,600)
Six months or more and less than twelve months	-	-	-
Twelve months or greater	483	994	511
Total	$ 6,619	$ 5,530	$ (1,089)

December 31, 2007
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$ 6,136	$ 6,136	$ -
Six months or more and less than twelve months	-	-	-
Twelve months or greater	483	1,003	520
Total	$ 6,619	$ 7,139	$ 520

The Company is exposed to risk that issuers of securities owned by the Company will default or that interest rates, or credit spreads or liquidity factors will change and cause a decrease in the value of its investments. With mortgage-backed securities, the Company is also exposed to prepayment and extension risks. As interest rates change, the rate at which these securities pay down principal may change. These risks are mitigated by investing in high-grade securities and managing the maturities and cash flows of investments and liabilities to the greatest extent possible.

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  Market dislocations have exacerbated this issue as some sources of liquidity, such as asset-backed commercial paper, auction-rate markets and bank financing have contracted.  Demand for investments securitized by home loans has also fallen significantly, making it more difficult for mortgage loan originators to sell their loans profitably.  Home prices continue to fall, which hinders potential sales and loan refinancings that might otherwise avert defaults.  These issues have largely been centered around increasing delinquencies and default rates by subprime borrowers. Many investors have shunned securities backed by home loans, regardless of the actual quality of the underlying assets, sending market values for this entire class of securities downward.The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At March 31, 2008, the Company had investments with subprime residential mortgage exposure of $38.5 million and a related $3.8 million unrealized loss.  This exposure amounted to 1% of the Company’s invested assets and all such assets were valued based on external pricing sources.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits. Death benefits accounted for 66% of policyholder benefits in the first quarter, compared to 68% a year ago. Policyholder benefits increased $1.5 million or 3% in the first quarter. Contributing to the increase, individual life surrenders increased $0.3 million or 11% compared to a year ago. Other benefits increased 5%, largely due to lower ceded other benefits primarily resulting from the termination of the stop loss business.

Interest Credited to Policyholder Account Balances

Interest credited to policyholder account balances decreased $1.1 million or 5% in the first quarter, largely due to lower policyholder account balances. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.

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

The amortization of DAC and VOBA decreased 2% in the first quarter. VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. The amortization of VOBA declined 4% in the first quarter of 2008 compared with 2007. The amortization of DAC was affected in the quarter from two primary items. First, an increase in DAC amortization resulted from additional DAC expense from variable products, which have been impacted by the financial markets’ negative fluctuations in the first quarter. Second, partially offsetting these items, the Company corrected an amortization error from prior periods in which it had overstated DAC amortization. Commissions from a specific group of policies were incorrectly calculated. This correction primarily involved several prior years and totaled $0.7 million. The prior period impact was not material and totaled $0.1 million in each year from 2007 to 2001. There were no unlocking adjustments in the first quarters of 2008 and 2007 for either DAC or VOBA.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $1.7 million or 7% in the first quarter of 2008. This increase was largely the result of higher insurance operating expenses of $1.3 million, primarily due to increases in salaries and employee benefits and differences in the timing of the incurral of other expenses. Commissions and production allowances increased $0.2 million, reflecting the overall increase in insurance premiums.

Income Taxes

The first quarter income tax expense was $2.0 million or 36% of income before tax for 2008, versus $3.9 million or 32% of income before tax for the prior year period.

The effective income tax rate in 2008 was higher than the prevailing corporate federal income tax rate of 35% primarily due to additional interest accrued on uncertain tax positions in prior years.

The effective income tax rate in 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the prior year period was a benefit of approximately 3% of income before tax.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. Refer to Note 9 - Segment Information in the Notes to the Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters of 2008 and 2007:

	Quarter ended
	March 31
	2008	2007
Insurance revenues:
Premiums	$ 14,567	$ 12,584
Contract charges	27,300	28,703
Reinsurance ceded	(9,831)	(9,847)
Total insurance revenues	32,036	31,440
Investment revenues:
Net investment income	43,078	43,704
Realized investment gains	84	5,128
Other revenues	2,540	2,344
Total revenues	77,738	82,616

Policyholder benefits	26,015	25,177
Interest credited to policyholder account balances	21,703	22,773
Amortization of deferred acquisition costs
and value of business acquired	7,606	8,204
Operating expenses	16,548	14,686
Total benefits and expenses	71,872	70,840

Income before income tax expense	5,866	11,776

Income tax expense	2,104	3,749

Net income	$ 3,762	$ 8,027

Premium information is provided in the table below.

	Quarter ended March 31
	2008	%	2007	%
New premiums:
Individual life insurance	$ 1,375	(2)	$ 1,398	(14)
Immediate annuities	2,975	200	992	(42)
Total new premiums	4,350	82	2,390	(28)
Renewal premiums	10,217	-	10,194	-
Total premiums	$ 14,567	16	$ 12,584	(7)

Deposit information is provided in the table below.

	Quarter ended March 31
	2008	%	2007	%
New deposits:
Universal life insurance	$ 2,395	(13)	$ 2,751	14
Variable universal life insurance	504	(43)	884	19
Fixed deferred annuities	5,550	(12)	6,328	2
Variable annuities	7,709	37	5,633	13
Total new deposits	16,158	4	15,596	9
Renewal deposits	32,504	(13)	37,388	(1)
Total deposits	$ 48,662	(8)	$ 52,984	2

Net income for this segment in the first quarter was $3.8 million, a decrease of $4.3 million from 2007. The decline in the first quarter was largely the result of a $5.0 million decrease in realized investment gains in the first quarter of 2008 versus a year ago. Also contributing to the decline, net investment income declined $0.6 million, policyholder benefits rose $0.8 million and operating expenses increased $1.9 million. Partially offsetting these were a $0.6 million increase in insurance revenues, a $1.1 million decrease in interest credited to policyholder account balances, and a $1.6 million decrease in income tax expense.

Insurance revenues for this segment increased 2% in the first quarter compared with last year. Total premiums increased 16%, primarily due to significantly greater immediate annuity sales. Individual life premiums were flat compared with the first quarter of 2007. Contract charges decreased 5% in the first quarter, while total reinsurance ceded was flat compared with a year ago. As previously mentioned, expense loads were corrected by $1.7 million for the portion representing unearned revenues in the second quarter of 2007, of which $1.4 million was attributable to prior periods.

New individual life premiums decreased 2% compared with the first quarter of 2007. New immediate annuity premiums tripled, reflecting consumer preferences during the period. Total renewal premiums were flat compared to a year ago. Total new deposits increased 4% for the first quarter. This increase resulted from a 37% increase in variable annuity sales, but this was partially offset by a 13% decrease in universal life sales, a 43% decrease in variable universal life sales and a 12% decrease in fixed deferred annuity business. The declines can largely be attributed to increased competition, changing consumer preferences and the continued impact of alternative products. Renewal deposits declined 13% in the first quarter compared to a year ago. Renewal deposits of universal life, variable universal life, and variable annuity deposits declined, while fixed deferred annuity deposits increased.

Net investment income decreased 1% in the first quarter, primarily due to reduced investment assets. This decline was partially offset by reduced investment expenses and a slight increase in investment yields. This segment experienced a $0.1 million realized investment gain for the first quarter of 2008 versus $5.0 million for the same period a year ago. The gains in 2007 were largely due to the sale of certain real estate properties. In addition, the Company completed the sale of Generations Bank for $10.1 million, generating a gain of $1.9 million.

Policyholder benefits increased 3% in the first quarter compared with a year ago, largely due to an increase in benefit and contract reserves. This primarily resulted from the increase in immediate annuity premiums, where reserves are established virtually on a one-for-one basis with premiums. This increase was partially offset by a decline in death benefits during the quarter.

Interest credited to policyholder account balances decreased $1.1 million or 5% in the first quarter compared with a year ago. This decrease was largely due to lower policyholder account balances.

The amortization of DAC and VOBA decreased 7% in the first quarter. VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. The amortization of VOBA declined 6% in the first quarter of 2008 compared with 2007. The amortization of DAC was affected in the quarter from two primary items. First, an increase in DAC amortization resulted from additional DAC expense from variable products, which have been impacted by the negative performance of the financial markets in the first quarter. Second, partially offsetting these items, the Company corrected an amortization error from prior periods in which it had overstated DAC amortization. Commissions from a specific group of policies were incorrectly calculated. This correction primarily involved several prior years and totaled $0.7 million. The prior period impact was not material and totaled $0.1 million in each year from 2007 to 2001. There were no unlocking adjustments in the first quarters of 2008 and 2007 for either DAC or VOBA.

Operating expenses increased $1.9 million or 13% in the first quarter compared with the prior year. Operating expenses consist of commissions and production allowances, net of the capitalization of commissions and production allowances, and expenses from the Company’s operations. The impact of reduced capitalization of commissions and production allowances increased expense $0.4 million versus a year ago. In addition, insurance operating expenses rose $1.2 million, largely reflecting higher salaries and employee benefits and increased software costs.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters of 2008 and 2007:

	Quarter ended
	March 31
	2008	2007
Insurance revenues:
Premiums	$ 13,724	$ 13,536
Reinsurance ceded	(1,871)	(2,137)
Total insurance revenues	11,853	11,399
Investment revenues:
Net investment income	121	65
Other revenues	68	72
Total revenues	12,042	11,536

Policyholder benefits	7,386	7,357
Operating expenses	4,455	4,453
Total benefits and expenses	11,841	11,810

Income (loss) before income tax expense (benefit)	201	(274)

Income tax expense (benefit)	72	(82)

Net income (loss)	$ 129	$ (192)

Premium information is provided in the table below.

	Quarter ended March 31
	2008	%	2007	%
New premiums:
Group life insurance	$ 514	64	$ 314	32
Group dental insurance	2,088	18	1,763	12
Group disability insurance	458	30	351	(3)
Other group insurance	66	(89)	582	(35)
Total new premiums	3,126	4	3,010	(2)
Renewal premiums	10,598	1	10,526	7
Total premiums	$ 13,724	1	$ 13,536	5

Insurance revenues for the Group Insurance segment increased $0.5 million or 4% in the first quarter compared to last year. This improvement was the result of a 1% increase in premiums and a 12% decline in reinsurance ceded. Total new premiums increased 4% and renewal premiums increased 1%. New group life premiums rose 64%, new disability premiums increased 30% and new dental premiums increased 18%. This segment exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this line from the ongoing product lines, total premiums increased 5% and total new premiums increased 25%. The 12% decrease in reinsurance premiums was primarily due to the termination of the stop loss business. A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line.

Policyholder benefits were flat compared to the first quarter of 2007. Death benefits in the group life product line decreased $0.2 million or 15%. Benefits paid on dental claims increased 16%, but were partially offset by a 52% decline in the long-term disability product and a 38% decline in the short-term disability product. The claims ratio (total policyholder benefits divided by total insurance revenues) for this segment decreased from 65% in the first quarter of 2007 to 62% in 2008.

Operating expenses consist of commissions, fees to third party partnerships and expenses from the Company’s operations. Operating expenses were flat in the first quarter of 2008 compared with the same period in 2007.

Net income for this segment totaled $0.1 million for the first quarter of 2008 compared with a $0.2 million loss in 2007. This improvement was primarily due to increased insurance revenues and improved benefit ratios. Improvement efforts continue to be focused in three primary areas. First, emphasis is being placed on the growth of the in-force business. This segment has targeted increased productivity of the existing group representatives and to continue to expand the group distribution system. The second area of focus for the improvement is to increase the use of technology to achieve improved administrative efficiency, which would ultimately reduce expenses. The third area of focus is to add new products to the portfolio, particularly voluntary products which tend to be more profitable and will increasingly become a larger share of the group marketplace.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segment for the first quarters of 2008 and 2007:

	Quarter ended
	March 31
	2008	2007
Insurance revenues:
Premiums	$ 16,345	$ 16,799
Reinsurance ceded	(958)	(1,085)
Total insurance revenues	15,387	15,714
Investment revenues:
Net investment income	3,264	3,315
Realized investment gains (losses)	36	(4)
Other revenues	1	1
Total revenues	18,688	19,026

Policyholder benefits	12,085	11,458
Amortization of deferred acquisition costs
and value of business acquired	3,506	3,172
Operating expenses	3,542	3,722
Total benefits and expenses	19,133	18,352

Income (loss) before income tax expense (benefit)	(445)	674

Income tax expense (benefit)	(156)	203

Net income (loss)	$ (289)	$ 471

Premium information is provided in the table below.

	Quarter ended March 31
	2008	%	2007	%

New premiums	$ 1,778	13	$ 1,577	(3)
Renewal premiums	14,567	(4)	15,222	(5)
Total premiums	$ 16,345	(3)	$ 16,799	(4)

The net loss for this segment was $0.3 million in the first quarter of 2008, versus net income of $0.5 million a year ago. The decrease in net income was largely the result of an increase in policyholder benefits, higher amortization of DAC and a decline in insurance revenues. These were partially offset by a reduction in income tax expense.

Insurance revenues decreased 2% in first quarter versus last year. New premiums increased 13%, while renewal premiums declined 4%. The increase in new premiums reflects a combination of product, compensation and distribution changes, which have improved this segment’s competitive position. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income declined $0.1 million or 2% in the first quarter of 2008 compared with 2007. An increase in investment assets was partially offset by a decrease in investment yields.

Policyholder benefits increased $0.6 million or 5% versus last year. This increase was largely the result of a $0.9 million increase in death benefits compared with the prior year. Partially offsetting this increase was a release in reserves on these policies.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. These expenses decreased $0.2 million or 5%. This decrease was largely the result of a decrease in salaries and benefits and a reduction in lead production expenses.

Liquidity and Capital Resources

Statements made in the Company's 2007 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2007.

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

Cash from operations decreased $16.4 million versus the same period a year ago. Several factors contributed to this decline. Cash benefit payments, largely from death claims, increased $4.7 million while cash received from gross investment income declined $2.5 million. Cash is also affected by increases and decreases in the Company’s net receivables and net payables. The Company’s claim liability increased $8.3 million, largely driven by one claim which totaled $6.0 million. Partially offsetting this increase, reinsurance receivables, which are primarily receivables established at the time death claims are paid, increased $9.2 million. However, the one large death claim mentioned above was also nearly fully reinsured and accounted for $5.9 million of this total. Finally, the Company reduced accounts payable and suspense accounts $4.4 million in the first quarter.

Net cash used in investing activities was $4.5 million in the first quarter of 2008, compared to net cash provided of $41.8 million for the same period in 2007. The Company’s new investments in fixed maturity and equity securities were $143.9 million in the first quarter, up from $86.7 million a year ago. New investments in mortgage loans were $1.7 million for the quarter, compared with $16.3 million last year. During the first quarter of 2008, the Company increased its purchases of real estate to $7.0 million, versus $0.9 million in 2007. Approximately 4% of the securities portfolio was sold, called or matured in the first quarters of both 2008 and 2007. The Company had $10.9 million in mortgage loan maturities and principal paydowns in the first quarter, compared to $13.7 million last year. During the first quarter of 2008, the Company had sales of real estate investments of $8.3 million, down from $13.0 million a year ago. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million in 2007.

Net cash provided from financing activities was $10.5 million for the quarter, compared with $36.9 million in cash used in the first quarter 2007. This change was primarily the result of four items. First, the Company had net proceeds from borrowings of $31.5 million during the first quarter of 2008. Second, dividends paid to stockholders were $3.2 million in the first quarter of 2008, compared to $26.9 million a year ago. Dividends in the first quarter in 2007 included both a one-time special dividend and the regular quarterly dividend in 2007. Third, withdrawals from policyholder account balances declined $13.2 million from a year ago. Fourth, the net acquisition of treasury stock increased $6.2 million versus a year ago, reflecting purchases from employee benefit plans and the stock repurchase program.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2008, outstanding balances in notes payable to the FHLB were $41.9 million. All outstanding balances have maturities of less than one year and are secured by financial assets.

Borrowings were $41.9 million at March 31, 2008, up from $10.4 million at year-end 2007. The increase in borrowings was due to additional borrowing from FHLB, which increased $31.5 million in the quarter. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2008	2007
Total assets less separate accounts	$ 3,916,189	$ 3,931,715
Total stockholders' equity	664,125	684,401
Ratio of stockholders' equity
to assets less separate accounts	17%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $7.1 million at March 31, 2008 (net of securities gains and losses, related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $14.7 million in losses from the $7.6 million unrealized investment gains at year-end 2007.

Stockholders’ equity decreased $20.3 million from year-end. The decrease was largely due to increases in unrealized investment losses and treasury stock. The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold. Also, the Company makes contributions to these plans through Company stock. These transactions are accounted for as purchases and sales of treasury stock. Accordingly, in the first quarter of 2008, the benefit plans purchased 102,129 shares of treasury stock for $4.8 million and sold 25,559 shares of treasury stock for $1.1 million.

During the first quarter of 2008, the Company purchased 50,954 of its shares under the stock repurchase program for $2.3 million. Under this program, the Company may purchase up to one million shares on the open market through January 2009.

On April 28, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid May 13, 2008 to stockholders of record as of May 8, 2008.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks have not changed materially from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2008, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,723,778 shares outstanding and eligible to vote, and 10,671,231 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three-year term:

Walter E. Bixby	10,427,672
Kevin G. Barth	10,448,832
Nancy Bixby Hudson	10,427,672
Daryl D. Jensen	10,449,272
William A Schalekamp	10,449,272

The following Directors continued their term of office after the meeting:

William R. Blessing	R. Philip Bixby
Richard L. Finn	Michael Braude
Cecil R. Miller	Tracy W. Knapp
Bradford T. Nordholm	E. Larry Winn, Jr.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Extension 8216

For Immediate Release: May 2, 2008, press release reporting financial results for the first quarter of 2008.

Kansas City Life Announces First Quarter 2008 Results

Kansas City Life Insurance Company recorded net income of $3.6 million or $0.31 per share for the first quarter ended March 31, 2008, a decrease from $8.3 million or $0.70 per share in the prior year. The reduced net income was primarily due to $5.0 million less in realized investment gains from the first quarter 2007, along with lower net investment income and increased policyholder benefits and operating expenses. Partially offsetting the impact of these changes, insurance revenues increased 1%.

The Company continues to focus its resources on increasing sales of life insurance products. Recruiting and retention of general agents and agents, along with the continued introduction of new products and enhancements to existing products are key means by which the Company expects to grow life insurance sales.

New sales results for the Company were largely positive in the first quarter. New insurance premiums increased 33% compared with the prior year while new deposits increased 4% versus a year ago. The increase in new premiums primarily resulted from a $2.0 million increase in sales of immediate annuities. In addition, new individual life premiums increased 6% and new group life insurance sales increased 64%. However, new deposits on universal life insurance declined $0.4 million or 13% and variable universal life insurance declined $0.4 million or 43%.

The decline in net investment income was due to a decrease in investment assets, but this was partially offset by a slight improvement in investment yields and reduced investment expenses from real estate activities. In addition, the decline in realized investment gains from the prior year was the result of reduced sales of real estate investments and the one-time sale of a bank subsidiary.

Policyholder benefits increased due to the discontinuance of a product in the Group Insurance segment, but the impact of the increase was largely offset by lower interest credited to policyholder account balances as a result of lower account balances. Operating expenses increased for comparative first quarter periods due to increased compensation, employee benefits and the timing of other expenses.

After beginning with weakening subprime residential mortgage performance in the second half of 2007, credit and liquidity problems in the financial markets worsened in the first quarter of 2008. The impact of the deteriorating home mortgage market has become broad-based and beset the overall economy. Reduced values on investment securities caused net unrealized losses on the Company’s fixed maturity investments to increase during the quarter. However, the Company continues to maintain a sound and diversified portfolio of investments with approximately 1% of total investment assets in subprime mortgage securities. Overall, 95% of the Company’s investment securities were rated investment grade at March 31, 2008 versus 94% at December 31, 2007. Further, 92% of those securities having unrealized losses at March 31, 2008 were rated investment grade.

On April 28, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share, payable on May 13, to stockholders of record on May 8, 2008.

The first quarter was a very difficult environment for financial services companies. However, Kansas City Life’s financial strength and core values provide the ability for the Company to weather these cyclical events and pursue opportunities for growth at the same time. We are very excited about our plans and opportunities for 2008, including the delivery of new products and initiatives to further expand distribution through growth of the general agency system. And, we will continue to offer policyholders and investors the same commitment of Security Assured that we have for generations.

Kansas City Life Announces

First Quarter 2008 Results

May 2, 2008; Page Two

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $439.2 million in 2007, and assets and life insurance in force were $4.4 billion and $31.1 billion, respectively, as of December 31, 2007. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

	Quarter ended
	March 31
	2008	2007
Revenues	$ 108,319	$ 113,027

Net income	$ 3,602	$ 8,306

Net income per share,
basic and diluted	$ .31	$ .70

Dividends paid	$ .27	$ 2.27

Weighted average number of shares outstanding	11,710,608	11,856,385

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: April 30, 2008