Form 10-Q
period 2008-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2008-07-31
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended June 30, 2008 or
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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding June 30, 2008
Common Stock, $1.25 par	11,559,913 shares

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

Part I. Financial Information....................................................................................................................................................	3

Item 1. Financial Statements (Unaudited)..............................................................................................................................	3

Consolidated Balance Sheets..................................................................................................................................	3

Consolidated Statements of Income.......................................................................................................................	4

Consolidated Statements of Cash Flows...............................................................................................................	5

Notes to Consolidated Financial Statements........................................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ........................	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	45

Item 4. Controls and Procedures.............................................................................................................................................	45

Part II. Other Information.........................................................................................................................................................	46

Item 1. Legal Proceedings........................................................................................................................................................	46

Item 5. Other Information.........................................................................................................................................................	47

Item 6. Exhibits...........................................................................................................................................................................	49

Signatures...................................................................................................................................................................................	50

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Amounts in thousands, except share data

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,517,393	$2,631,073
Equity securities available for sale, at fair value	58,642	59,149
Mortgage loans	447,057	450,148
Real estate	89,090	96,049
Policy loans	90,213	92,803
Short-term investments	43,382	36,522
Total investments	3,245,777	3,365,744

Cash	6,062	12,158
Accrued investment income	35,317	36,499
Deferred acquisition costs	219,831	217,512
Value of business acquired	71,246	73,517
Reinsurance receivables	164,756	162,340
Property and equipment	26,707	27,781
Other assets	32,680	36,164
Separate account assets	373,586	420,393
Total assets	$4,175,962	$4,352,108

LIABILITIES
Future policy benefits	$852,234	$851,277
Policyholder account balances	2,051,138	2,087,965
Policy and contract claims	33,061	31,742
Other policyholder funds	121,500	107,109
Notes payable	6,805	10,400
Income taxes	5,837	40,300
Other liabilities	109,849	118,521
Separate account liabilities	373,586	420,393
Total liabilities	3,554,010	3,667,707

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	33,020	30,244
Retained earnings	779,124	780,133
Accumulated other comprehensive loss	(71,161)	(19,811)
Treasury stock, at cost (2008 - 6,936,767 shares;
2007 - 6,731,643 shares)	(142,152)	(129,286)
Total stockholders’ equity	621,952	684,401
Total liabilities and stockholders’ equity	$4,175,962	$4,352,108

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
REVENUES
Insurance revenues:
Premiums	$45,462	$45,212	$89,949	$87,980
Contract charges	26,527	26,477	53,827	55,180
Reinsurance ceded	(13,546)	(14,270)	(26,206)	(27,339)
Total insurance revenues	58,443	57,419	117,570	115,821
Investment revenues:
Net investment income	45,616	48,671	92,079	95,755
Realized investment gains (losses)	(8,409)	38	(8,289)	5,162
Other revenues	2,639	3,757	5,248	6,174
Total revenues	98,289	109,885	206,608	222,912

BENEFITS AND EXPENSES
Policyholder benefits	45,586	40,994	91,072	84,986
Interest credited to policyholder account balances	21,674	22,732	43,377	45,505
Amortization of deferred acquisition costs
and value of business acquired	7,625	7,123	18,737	18,499
Operating expenses	21,164	22,416	45,560	45,126
Total benefits and expenses	96,049	93,265	198,746	194,116

Income before income tax expense	2,240	16,620	7,862	28,796

Income tax expense	563	4,808	2,583	8,678

NET INCOME	$1,677	$11,812	$5,279	$20,118

Basic and diluted earnings per share:
Net income	$0.14	$1.00	$0.45	$1.70

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in thousands)
	Six Months ended
	June 30
	2008	2007
OPERATING ACTIVITIES
Net cash provided (used)	$(1,791)	$15,106

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(143,570)	(159,075)
Equity securities	(8,204)	(1,854)
Mortgage loans	(21,688)	(35,023)
Real estate	(13,724)	(846)
Other investment assets	(4,270)	—
Sales of investments:
Fixed maturity securities	21,116	13,964
Equity securities	4,261	3,092
Real estate	20,729	16,442
Other investment assets	—	23,354
Maturities and principal paydowns of investments:
Fixed maturity securities	150,623	162,019
Equity securities	263	18
Mortgage loans	24,778	26,345
Net (additions) dispositions to property and equipment	96	(581)
Proceeds from sale of non insurance affiliate	—	10,104
Net cash provided	30,410	57,959

FINANCING ACTIVITIES
Net repayment of borrowings	(3,595)	(2,000)
Deposits on policyholder account balances	98,379	103,230
Withdrawals from policyholder account balances	(130,819)	(155,268)
Net transfers from separate accounts	10,042	8,811
Change in other deposits	7,657	13,224
Cash dividends to stockholders	(6,288)	(30,074)
Net acquisition of treasury stock	(10,091)	(337)
Net cash used	(34,715)	(62,414)

Increase (decrease) in cash	(6,096)	10,651
Cash at beginning of year	12,158	3,908

Cash at end of period	$6,062	$14,559

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim consolidated financial statements, the accompanying notes to these unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Kansas City Life Insurance Company include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life), and Old American Insurance Company (Old American).

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2008 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement became effective for years beginning after November 15, 2007. Upon the adoption of SFAS 159, the Company was also required to adopt SFAS 157 concurrently. The Company adopted SFAS 159 on January 1, 2008 with no material impact to the unaudited interim consolidated financial statements. Please see Note 3 – Fair Values for additional information pertaining to SFAS 159.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement amends and expands the disclosure requirements of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement but does not believe that it will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 on issuance, but does not believe that it will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. This statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of the implementation of SFAS 163 and believes that the statement is not applicable to the Company as it does not sell financial guarantee insurance.

All other Standards and Interpretations of those Standards issued during the six months ended June 30, 2008 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. FAIR VALUES

Fair Values Hierarchy

Effective January 1, 2008, in accordance with SFAS 159, the Company elected to not measure financial assets and liabilities at fair value other than those already prescribed, such as securities available for sale, securities identified in trading portfolios and certain derivatives and hedging activity that the Company participates in.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Level 3 – Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Notes Payable

All of the amounts included within Notes Payable were in short-term borrowings at June 30, 2008 and December 31, 2007. The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities. See Note 6 -Notes Payable for an explanation of the terms of the debt outstanding.

Categories Reported at Fair Value

The following table presents categories reported at fair value on a recurring basis.

	June 30, 2008
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,576,035	$12,667	$2,457,196	$106,172
Total	$2,576,035	$12,667	$2,457,196	$106,172

	December 31, 2007
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,690,222	$15,110	$2,546,388	$128,724
Total	$2,690,222	$15,110	$2,546,388	$128,724

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in Level 3 asset and liabilities measured at fair value on a recurring basis for the second quarters and six months ended June 30, 2008 are summarized below:

	Quarter ended	Six Months ended
	June 30	June 30
	Securities	Securities
	Available	Available
	For Sale	For Sale
Balance, beginning of period	$115,603	$128,724
Total gains or losses (realized and unrealized)
Included in earnings	373	374
Included in other comprehensive income	(3,498)	(3,905)
Purchases	—	4,893
Disposals	(13,098)	(25,630)
Transfers in	12,590	12,590
Transfers out	(5,675)	(10,742)
Non-trading activity	(123)	(132)
Balance, end of period	$106,172	$106,172
Net gains (losses) included in net income relating to
assets held at June 30, 2008	$(2,843)	$(3,048)

The table below is a summary of fair value estimates as of June 30, 2008 and December 31, 2007 for financial instruments, as defined by SFAS 107. In accordance with SFAS 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Fixed maturity and equity
securities available for sale	$2,576,035	$2,576,035	$2,690,222	$2,690,222
Mortgage loans	447,057	465,998	450,148	464,211
Policy loans	90,213	90,213	92,803	92,803
Cash and short-term investments	49,444	49,444	48,680	48,680

Liabilities:
Individual and group annuities	963,659	942,208	987,014	963,626
Notes payable	6,805	6,805	10,400	10,400
Supplementary contracts without
life contingencies	64,291	59,582	67,258	67,296

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as the issuer’s intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes and litigation and government actions. This process also involves monitoring several factors including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections, as indicators of credit issues.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost, (2) the extent and the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, debt levels and income results, (4) consideration of information or evidence that supports timely recovery, and (5) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

As of June 30, 2008, the Company had gross unrealized losses of $108.4 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion. As of December 31, 2007, the Company had gross unrealized losses of $47.0 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.3 billion. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the six months ended June 30, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding unrealized losses on fixed maturity and equity security investment securities available for sale, as of June 30, 2008.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$10,454	$331	$9,609	$240	$20,063	$571
Federal agencies [1]	22,636	210	—	—	22,636	210
Federal agency issued
mortgage-backed securities [1]	87,433	1,066	62,487	1,709	149,920	2,775
Subtotal	120,523	1,607	72,096	1,949	192,619	3,556
Corporate obligations:
Industrial	106,997	2,567	69,553	6,482	176,550	9,049
Energy	73,173	1,969	17,979	1,270	91,152	3,239
Technology	6,244	212	8,002	673	14,246	885
Communications	21,952	981	14,517	1,200	36,469	2,181
Financial	183,837	16,250	96,834	15,165	280,671	31,415
Consumer	120,886	3,813	65,497	5,721	186,383	9,534
Public utilities	80,209	1,978	13,101	875	93,310	2,853
Total corporate obligations	593,298	27,770	285,483	31,386	878,781	59,156
Corporate private-labeled
mortgage-backed securities	141,293	12,958	98,229	12,934	239,522	25,892
Other	99,999	5,587	69,811	10,200	169,810	15,787
Redeemable preferred stocks	14,245	836	—	—	14,245	836
Fixed maturity securities	969,358	48,758	525,619	56,469	1,494,977	105,227
Equity securities	12,023	1,102	9,572	2,024	21,595	3,126
Total	$981,381	$49,860	$535,191	$58,493	$1,516,572	$108,353

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

All securities in the table are expected to continue to perform to the contractual terms, which may be at maturity.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the second quarter of 2008, was $34.9 million, which consisted of net income of $1.7 million and other comprehensive loss of $36.6 million. The increase in other comprehensive loss was largely due to an increase in unrealized losses, which was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the quarter ended June 30, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently. Comprehensive loss for the second quarter of 2007, was $17.0 million, which consisted of net income of $11.8 million and other comprehensive loss of $28.8 million. The other comprehensive loss of $28.8 million was due primarily to a decrease in unrealized investment gains as a result of an increase in interest rates and increased credit and liquidity concerns that negatively affected the broad market during the quarter.

Comprehensive loss was $46.1 million for the six months ended June 30, 2008, which consisted of net income of $5.3 million and other comprehensive loss of $51.4 million. Comprehensive loss was $1.0 million for the six months ended June 30, 2007, which consisted of net income of $20.1 million and other comprehensive loss of $21.1 million. The change in other comprehensive loss in 2008 versus 2007 was due primarily to an increase in unrealized losses, primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

6. NOTES PAYABLE

The following table provides information for Notes Payable.

	June 30	December 31
	2008	2007
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 2.40% ,
(4.87% at December 31, 2007) secured by mortgage-backed securities
totaling $128,414 ($135,355 at December 31, 2007).	$6,805	$10,400
	$6,805	$10,400

As a member of the FHLB with a capital investment of $5.5 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends of $95 in the second quarter of 2008 and $202 in the six months on the capital investment in the FHLB.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates, currently 2.70%. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities at then-current market conditions.

All borrowings are used to enhance liquidity and investment strategies. Notes payable of $6.8 million mature and are due in 2008.

7. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding was 11,585,643 and 11,858,378 for the quarters ended June 30, 2008 and 2007, respectively. The average number of shares outstanding was 11,649,642 and 11,856,947 for the six months ended June 30, 2008 and 2007, respectively.

8. INCOME TAXES

The second quarter income tax expense was $0.6 million or 25% of income before tax for 2008, versus $4.8 million or 29% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2008 was $2.6 million or 33% of income before tax for 2008, versus $8.7 million or 30% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2008 was lower than the prevailing corporate federal income tax rate of 35% primarily due to a change in projected effective tax rate, the dividend received deduction and other permanent deductions. The primary reason for the change in the projected effective tax rate was a revision to the projected income estimate for the year ending December 31, 2008.  This estimate of earnings is one part of the income tax expense calculation for each reporting period.  This determination resulted in a lower projected effective tax rate for the year, which reduced income tax expense for the second quarter. The impact of the change in projected effective tax rate was a benefit of approximately 6% of income before tax. The impact of the dividends received deduction and other permanent differences were a benefit of approximately 4% of income before tax.

The effective income tax rate in the six months ended June 30, 2008 was lower than the prevailing corporate federal income tax rate of 35% primarily due to the dividends received deduction and other permanent differences. The impact of the dividends received deduction and other permanent differences were 2% of income before tax.

The effective income tax rate in the second quarter and six months ended June 30, 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter and six months ended June 30, 2007 was a benefit of approximately 2% of income before tax.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Separate investment portfolios are maintained for each of the three life insurance companies of the Company. However, investment assets and income are allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities. Home office functions are fully integrated for all segments in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Total
Insurance revenues:
Second quarter:	2008	$31,134	$12,114	$15,342	$(147)	$58,443
	2007	30,513	11,395	15,661	(150)	57,419
Six months:	2008	$63,170	$23,967	$30,729	$(296)	$117,570
	2007	61,953	22,794	31,375	(301)	115,821

Net investment income:
Second quarter:	2008	$42,258	$134	$3,224	$—	$45,616
	2007	45,216	122	3,333	—	48,671
Six months:	2008	$85,336	$255	$6,488	$—	$92,079
	2007	88,920	187	6,648	—	95,755

Net income (loss):
Second quarter:	2008	$2,045	$(1,208)	$840	$—	$1,677
	2007	10,406	(369)	1,775	—	11,812
Six months:	2008	$5,807	$(1,079)	$551	$—	$5,279
	2007	18,433	(561)	2,246	—	20,118

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$602	$563	$194	$204
Interest cost	1,942	1,856	349	327
Expected return on plan assets	(2,465)	(2,133)	(13)	(13)
Amortization of:
Unrecognized actuarial loss	600	750	43	29
Unrecognized prior service cost	(169)	(161)	(93)	(95)
Net periodic benefit cost	$510	$875	$480	$452

	Pension Benefits		Other Benefits
	Six Months ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
Service cost	$1,180	$1,127	$391	$408
Interest cost	3,804	3,712	705	654
Expected return on plan assets	(4,829)	(4,265)	(26)	(27)
Amortization of:
Unrecognized actuarial loss	1,176	1,499	87	57
Unrecognized prior service cost	(331)	(323)	(188)	(189)
Net periodic benefit cost	$1,000	$1,750	$969	$903

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

The plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007 during the first six months of 2008. A payment of $1.0 million was made in the first six months of 2007. No payments were made in the second quarters of 2008 or 2007. At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of compensation accrued as an operating expense was $106 and $173 in the second quarters of 2008 and 2007, respectively. The associated tax benefits for those periods were $37 and $61, respectively.

The cost of compensation accrued as an operating expense for the six-month period ending June 30, 2008 was $350, with an associated tax benefit of $123. The cost of compensation credited as an operating expense for the six-month period ending June 30, 2007 was $165, with an associated tax expense of $58.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

12. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2008, the Company had purchase commitments to fund mortgage loans and other investments of $10.4 million. Subsequent to June 30, 2008, the Company entered into commitments to fund additional mortgage loans of $0.6 million.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted, amounts are stated in thousands, except share data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the six months ended June 30, 2008 and 2007 and the financial condition of the Company as of June 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Kansas City Life Insurance Company is a financial services company that is predominantly focused on sales and administration of life and annuity insurance products. The Company primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

Kansas City Life markets individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life is a life insurance company that maintains its current block of business, but does not produce new sales. Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional and interest sensitive products. Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense insurance products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force. Old American operates in 46 states and the District of Columbia.

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominate any of the markets in which the Company operates. General economic conditions may affect future results. Interim results are not necessarily indicative of results for the entire year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The Company earns revenues primarily from premiums received from the sale of life, annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets. For financial statement purposes, revenues from the sale of traditional life insurance products and annuity and supplemental contracts with life contingencies are reported as premium income. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplemental contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sales of life, annuity, and accident and health products;
•	The rate of morbidity, disability and incurrence of other policyholder benefits;
•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	Investment spreads earned on policyholder account balances;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;
•	Interest rates credited to policyholders;
•	Timely and cost-effective access to liquidity;
•	Management of distribution costs and operating expenses;
•	Persistency of existing insurance policies.

Strong competition presents a challenge from a new sales perspective. However, the Company’s continued focus is on delivering competitive products, superior customer service, financial strength and superior sales and marketing support to customers and agents. The Company places an emphasis on expanding sales of individual life insurance products.

The Company generates cash largely through premiums and deposits collected through the sale of insurance products, through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.

Starting in 2007 and continuing into 2008, negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues. The interest rate and credit environment continues to present a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities. These negative conditions may persist into the future as the credit and equity markets continue to be severely challenged, particularly in the financial services sector. Nevertheless, the Company is broadly diversified and has high quality investments, as 94% of all fixed maturity securities were investment grade at June 30, 2008.

The largest factor in net income being lower for the second quarter of 2008 compared to the second quarter of 2007 was realized investment losses. The Company had a net realized loss of $8.4 million in the second quarter of 2008 compared to a small investment gain in the second quarter of 2007. In the second quarter of 2008, write-downs of investments due to the recognition of other-than-temporary impairments totaled $10.2 million. There were no investments written down for other-than-temporary impairments during the second quarter of 2007. The decline in net income for the first half of 2008 compared to the first half of 2007 was primarily due to realized investment losses. The Company had a net realized loss of $8.3 million in the first six months of 2008 compared to a $5.2 million net gain in the same period in 2007. Write-downs of other-than-temporarily impaired investments totaled $10.2 million, for the first six months of 2008, while no investments were written down during the first six months of 2007.

Significant Risks

The Company is subjected to a variety of risk factors that may affect current and future results. Risk factors and cautionary factors that may affect future results were identified in Item 1A. of the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Please refer to the Company’s 2007 Form 10-K at Company’s website, www.kclife.com. Risk factors that are specifically pertinent to the current-period financial statements are listed below.

The Company’s investments are subject to market and credit risks.

The Company’s invested assets, primarily including fixed income securities, are subject to customary risks of credit defaults and changes in market values.

The Company’s policy claims fluctuate from period to period, resulting in earnings volatility.

The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company. However, the Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued, individual life insurance contracts.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income decreased $10.1 million or 86% in the second quarter of 2008, versus the same quarter in the prior year, to a total of $1.7 million. Net income per share decreased $0.86 or 86% and was $0.14 per share versus $1.00 per share in last year's second quarter. Net income for the six months decreased $14.8 million or 74% compared to last year to total $5.3 million. Net income per share decreased $1.25 or 74% and was $0.45 per share.

The decline in the second quarter results can be attributed to several factors. The largest contributor to the decline was realized investment losses, which totaled $8.4 million in 2008 versus a small realized investment gain in 2007. Policyholder benefits increased $4.6 million or 11% versus a year ago and net investment income decreased $3.1 million or 6%. Partially offsetting these factors, total insurance revenues increased $1.0 million or 2%, interest credited to policyholder account balances decreased $1.1 million or 5% and operating expenses decreased $1.3 million or 6%.

The decline in net income for the six months largely resulted from a $13.5 million decline in realized investment gains versus a year ago. The Company had a net realized investment loss of $8.3 million in 2008 versus a net realized investment gain of $5.2 million in 2007. Net investment income decreased $3.7 million or 4% and policyholder benefits increased $6.1 million or 7%. These were partially offset by a $1.7 million or 2% increase in total insurance revenues and a $2.1 million or 5% decrease in interest credited to policyholder account balances.

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

The Company’s marketing plan has been to focus its primary growth strategies on individual life insurance business in both the Individual Insurance and Old American segments. This growth strategy includes new premiums for individual life products and new deposits for universal life and variable universal life products. The marketing plan includes strategies to grow the business through its existing sales force and the addition of new agents and general agents. The Company believes that growth in both the number of general agents and agents is essential to this strategy. Accordingly, the Company has placed an emphasis on recruiting new general agents and agents over the past two years. In addition, the growth strategy also encourages a product mix between life products and fixed annuity, immediate annuity and variable annuity products.

The Company also markets a series of group products, as identified in the Group Insurance segment discussed below. These products include group life, dental and disability products. The primary growth strategies for this segment include increased productivity of the existing group representatives and continued expansion of the group distribution system. Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products which tend to be more profitable.

Consolidated total premiums increased 1% in the second quarter versus the same period in the prior year. Total new premiums increased 16% while total renewal premiums declined 3%. New premiums increased $1.4 million, largely due to a $0.8 million increase in immediate annuity premiums. New individual life premiums increased 8%, which includes a 13% increase in new premiums in the Old American segment. New group life premiums increased 62%, and new group accident and health premiums increased 6%. The Company exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this product line from 2007 premiums would result in a 2% increase in total premiums, a 25% increase in total new premiums and a 38% increase in new group accident and health premiums. The increase in new group accident and health premiums was largely due to a 43% increase in group dental premiums.

Total premiums for the six months increased 2% versus last year. Total new premiums increased 23% while total renewal premiums declined 2%. New premiums increased $3.7 million, largely due to a $2.8 million increase in immediate annuity premiums. New individual life premiums increased 7%, which includes a 13% increase in new premiums in the Old American segment. New group life premiums increased 63%, and new group accident and health premiums increased 1%. Renewal premiums declined 3% in the second quarter, compared with 2007. This decrease was largely the result of a 4% decline in total individual life renewal premiums. Renewal premiums declined 2% in the six months, reflecting a 3% decrease in total individual life renewal premiums. Excluding the stop loss product line from 2007 premiums would result in a 4% increase in total premiums, a 33% increase in total new premiums and a 29% increase in new group accident and health premiums. The increase in new group accident and health premiums was largely due to a 30% increase in group dental premiums.

	Quarter ended June 30
	2008	%	2007	%
New premiums:
Individual life insurance	$3,258	8	$3,020	(3)
Immediate annuities	3,613	29	2,790	144
Group life insurance	566	62	350	42
Group accident and health insurance	2,872	6	2,710	(4)
Total new premiums	10,309	16	8,870	21
Renewal premiums	35,153	(3)	36,342	(2)
Total premiums	$45,462	1	$45,212	2

	Six Months ended June 30
	2008	%	2007	%
New premiums:
Individual life insurance	$6,411	7	$5,995	(6)
Immediate annuities	6,588	74	3,782	33
Group life insurance	1,080	63	664	37
Group accident and health insurance	5,484	1	5,406	(4)
Total new premiums	19,563	23	15,847	3
Renewal premiums	70,386	(2)	72,133	(1)
Total premiums	$89,949	2	$87,980	—

Total new deposits were flat in the second quarter and increased 2% in the six months compared with the prior year. New universal life sales decreased 13% in both the second quarter and six months. New variable universal life sales decreased 2% in the second quarter and 28% in the six months. While new fixed deferred annuities increased 4% in the second quarter, they decreased 5% for the six months. These declines can largely be attributed to three factors: the economic environment, increased competition, and the continued impact of alternative products in the marketplace. Offsetting these declines, new variable annuity deposits increased 2% in the second quarter and 17% or $2.2 million in the six months. Sales of variable annuity deposits were aided by the addition of the guaranteed minimum withdrawal benefit rider that was introduced by the Company in the second half of 2007. Renewal deposits declined 2% in the second quarter and 8% in the six months. For the second quarter, renewal universal life, variable universal life, and fixed deferred annuity deposits declined, while variable annuity deposits increased. For the six months, renewal universal life, variable universal life and variable annuity deposits decreased while fixed deferred annuity deposits increased.

	Quarter ended June 30
	2008	%	2007	%
New deposits:
Universal life insurance	$2,346	(13)	$2,684	11
Variable universal life insurance	505	(2)	513	(18)
Fixed deferred annuities	5,885	4	5,672	(36)
Variable annuities	7,302	2	7,173	61
Total new deposits	16,038	—	16,042	(2)
Renewal deposits	33,679	(2)	34,204	(2)
Total deposits	$49,717	(1)	$50,246	(2)

	Six Months ended June 30
	2008	%	2007	%
New deposits:
Universal life insurance	$4,741	(13)	$5,435	13
Variable universal life insurance	1,009	(28)	1,397	2
Fixed deferred annuities	11,435	(5)	12,000	(21)
Variable annuities	15,011	17	12,806	36
Total new deposits	32,196	2	31,638	3
Renewal deposits	66,183	(8)	71,592	(1)
Total deposits	$98,379	(5)	$103,230	—

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. In the second quarter of 2008, total insurance revenues increased 2% as premiums increased 1%, reinsurance ceded declined 5% and contract charges were flat. Total annuity premiums increased 30% while total individual life premiums decreased 2% and total accident and health premiums decreased 1%. Total group life premiums increased 5%, while total individual life premiums from the Individual Insurance segment and the Old American segment both declined 2%. For the six months, total insurance revenues increased 2% as total premiums increased 2%, reinsurance ceded decreased 4% and contract charges declined 2%. Total annuity premiums rose 74% while total individual life and total accident and health premiums both declined by 1%. Total group life premiums increased 8%, while total individual life premiums from the Individual Insurance segment declined 1% and total individual life premiums from the Old American segment declined 2%.

Total contract charges were flat for the second quarter and declined 2% in the six months. Two components within contract charges had significant fluctuations in the periods presented. First, as identified in previous reports, expense loads were corrected by $1.7 million for the portion representing unearned revenues in the second quarter of 2007, of which $1.4 million was attributable to earlier periods. There was no similar adjustment to expense loads during 2008. Second, deferred revenue declined significantly in both the second quarter and six months compared to a year ago. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of deferred acquisitions costs (DAC). These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest margins, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined that the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current periods as an unlocking adjustment. As a result of the unlocking in the second quarter of 2008, front-end load liabilities increased, which resulted in a reduction in deferred revenue. There was no significant unlocking related to the front-end load liabilities during 2007.

Reinsurance ceded decreased 5% in the second quarter and 4% in the six months. Reinsurance ceded on group products declined, largely due to the elimination of the stop loss business. Reinsurance ceded also declined in the Old American segment, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues

Net investment income declined 6% in the second quarter and 4% in the six months compared with the same periods one year ago. Net investment income results are primarily impacted by changes in the Company’s invested asset base and yields available on the portfolio. In addition, expenses associated with investment income also impact results.

Gross investment income in the second quarter declined $2.3 million compared with the same period in 2007. This decrease primarily resulted from a $1.4 million decline in gross investment income on reduced investment assets and a $0.9 million decline from lower investment yields. The decline in yields includes reductions due to lower rate resets of floating rate notes, maturities and calls on securities with yields greater than the portfolio average and reduced returns on non-fixed-maturity investments.

Gross investment income in the six months declined $3.2 million compared with a year ago. This decrease primarily resulted from a $3.0 million decline in gross investment income on reduced investment assets. Gross investment income decreased $0.2 million as a result of decreased yields.

Investment expenses increased 42% for the second quarter and 9% for the six months. The increase in the second quarter was largely due to an increase in real estate investment expenses. The increase for the six months was largely the result of a $0.6 million increase in interest on short-term borrowed money. The Company has an investment in the Federal Home Loan Bank from which it is allowed to borrow money at favorable interest rates. The Company periodically borrows and subsequently reinvests these proceeds in higher-yielding investments. The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings during the second quarter.

The Company recorded net realized investment losses of $8.4 million in the second quarter of 2008 compared with a small investment gain in the second quarter of 2007. Investment losses of $10.2 million were due to write-downs of certain investment securities that were considered other-than-temporarily impaired. These were partially offset by $0.6 million of investment gains realized on the sale of real estate and $0.6 million of investment gains realized on securities called. The financial sector has been hit hard by economic pressures and sub-prime residential mortgage issues. These pressures have resulted in large price dislocations that have affected many securities and companies in the financial sector.

Realized investment losses for the six months totaled $8.3 million in 2008 compared to $5.2 million in realized investment gains in 2007. Investment losses of $10.2 million were due to write-downs of investment securities. These were partially offset by $0.6 million of investment gains realized on the sale of real estate, $0.8 million of investment gains realized on securities called and $0.4 million of investment gains realized on the sale of securities. The realized investment gain reported in the six months of 2007 was largely due to the sale of real estate properties, which generated realized investment gains of $3.5 million, $1.9 million gain from the sale of Generations Bank and $0.7 million in gains realized on investment securities called. Partially offsetting these gains, $0.9 million of losses were realized on the sale of investment securities.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments. These securities were written down by a combined $10.2 million in the second quarter. The total fair value of the affected securities after the write-downs was $16.8 million. Three of the securities were written down by a total of $3.3 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously, and the other two securities were below cost by 20% or more for at least six consecutive months. Two securities were collateralized debt obligations (CDOs) and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. Both securities were below cost by 20% or more for at least six consecutive months. One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

The following table provides detail concerning realized investment gains and losses for the second quarters of 2008 and 2007.

	Quarter ended		Six Months ended
	June 30		June 30
Realized Investment Gains and Losses	2008	2007	2008	2007
Gross gains resulting from:
Sales of investment securities	$—	$21	$362	$24
Investment securities called	647	5	836	723
Sales of real estate	562	150	576	3,490
Sale of Generations Bank	—	—	—	1,904
Other investment gains	—	—	1	—
Total gross gains	1,209	176	1,775	6,141
Gross losses resulting from:
Sales of investment securities	(3)	(137)	(448)	(887)
Other-than-temporarily impaired
write-downs of investment securities	(10,225)	—	(10,225)	—
Investment securities called	—	(16)	—	(49)
Other investment losses	—	—	—	—
Total gross losses	(10,228)	(153)	(10,673)	(936)
Amortization of DAC and VOBA	610	15	609	(43)
Realized investment gains (losses)	$(8,409)	$38	$(8,289)	$5,162

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

The following table provides information regarding fixed maturities by sector as of June 30, 2008.

		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$69,579	$49,516	$1,582	$20,063	$571
Federal agencies [1]	75,638	53,002	1,011	22,636	210
Federal agency issued
mortgage-backed securities [1]	210,434	60,514	1,140	149,920	2,775
Subtotal	355,651	163,032	3,733	192,619	3,556
Corporate obligations:
Industrial	393,337	216,787	6,884	176,550	9,049
Energy	211,687	120,535	6,999	91,152	3,239
Technology	34,286	20,040	887	14,246	885
Communications	82,370	45,901	1,566	36,469	2,181
Financial	396,207	115,536	3,144	280,671	31,415
Consumer	290,576	104,193	3,727	186,383	9,534
Public utilities	229,917	136,607	7,741	93,310	2,853
Total corporate obligations	1,638,380	759,599	30,948	878,781	59,156
Corporate private-labeled
mortgage-backed securities	256,180	16,658	286	239,522	25,892
Other	252,937	83,127	532	169,810	15,787
Redeemable preferred stocks	14,245	—	—	14,245	836
Fixed maturity securities	$2,517,393	$1,022,416	$35,499	$1,494,977	$105,227

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturities by sector as of December 31, 2007.

		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$72,440	$52,853	$1,638	$19,587	$409
Federal agencies [1]	105,471	93,281	2,527	12,190	113
Federal agency issued
mortgage-backed securities [1]	228,841	62,402	1,047	166,439	2,977
Subtotal	406,752	208,536	5,212	198,216	3,499
Corporate obligations:
Industrial	438,593	276,653	11,209	161,940	6,358
Energy	212,829	157,104	9,883	55,725	946
Technology	37,802	26,902	1,104	10,900	794
Communications	95,004	53,680	2,989	41,324	2,242
Financial	447,863	203,810	6,915	244,053	13,439
Consumer	305,914	161,514	6,752	144,400	5,337
Public utilities	253,141	194,279	11,318	58,862	1,284
Total corporate obligations	1,791,146	1,073,942	50,170	717,204	30,400
Corporate private-labeled
mortgage-backed securities	246,205	48,403	590	197,802	4,910
Other	182,043	36,583	1,161	145,460	6,236
Redeemable preferred stocks	4,927	—	—	4,927	124
Fixed maturity securities	$2,631,073	$1,367,464	$57,133	$1,263,609	$45,169

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2007, the Company had $45.2 million in gross unrealized losses on fixed maturities which were offset by $57.1 million in gross unrealized gains. At June 30, 2008, the Company’s unrealized losses had increased to $105.2 million and were partially offset by $35.5 million in gross unrealized gains. Approximately 56% of the gross unrealized losses at June 30, 2008 were in the category of corporate obligations. The financial sector was the single largest contributor to that category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage market. In addition, at June 30, 2008, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industry, accounted for 25% of the gross unrealized losses. This represented an increase from 11% at December 31, 2007.

The following table identifies fixed maturity securities available for sale by rating.

	June 30, 2008		December 31, 2007
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$837,626	33%	$885,230	34%
AA	227,577	9%	215,383	8%
A	654,120	26%	665,713	25%
BBB	653,490	26%	703,897	27%
Total investment grade	2,372,813	94%	2,470,223	94%
BB	96,143	4%	115,493	4%
Other	48,437	2%	45,357	2%
Total below investment grade	144,580	6%	160,850	6%
	$2,517,393	100%	$2,631,073	100%

As of June 30, 2008 and December 31, 2007 94% of all fixed maturity securities were investment grade, reflecting the high quality of securities maintained by the company.

Analysis of Unrealized Losses on Securities

The Company reviews all new security investments, specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost, (2) the extent and the length of time the fair value has been below cost, (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, debt levels and income results, (4)

significant management or organizational changes, (5) significant uncertainty regarding the issuer’s industry, (6) violation of financial covenants, (7) consideration of information or evidence that supports timely recovery, and (8) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

•	Risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer
•	Risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated
•	Risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities
•	Risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value.

Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale, as of June 30, 2008.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$10,454	$331	$9,609	$240	$20,063	$571
Federal agencies [1]	22,636	210	—	—	22,636	210
Federal agency issued
mortgage-backed securities [1]	87,433	1,066	62,487	1,709	149,920	2,775
Subtotal	120,523	1,607	72,096	1,949	192,619	3,556
Corporate obligations:
Industrial	106,997	2,567	69,553	6,482	176,550	9,049
Energy	73,173	1,969	17,979	1,270	91,152	3,239
Technology	6,244	212	8,002	673	14,246	885
Communications	21,952	981	14,517	1,200	36,469	2,181
Financial	183,837	16,250	96,834	15,165	280,671	31,415
Consumer	120,886	3,813	65,497	5,721	186,383	9,534
Public utilities	80,209	1,978	13,101	875	93,310	2,853
Total corporate obligations	593,298	27,770	285,483	31,386	878,781	59,156
Corporate private-labeled
mortgage-backed securities	141,293	12,958	98,229	12,934	239,522	25,892
Other	99,999	5,587	69,811	10,200	169,810	15,787
Redeemable preferred stocks	14,245	836	—	—	14,245	836
Fixed maturity securities	969,358	48,758	525,619	56,469	1,494,977	105,227
Equity securities	12,023	1,102	9,572	2,024	21,595	3,126
Total	$981,381	$49,860	$535,191	$58,493	$1,516,572	$108,353

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2007.

	Investment securities with unrealized losses
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$100	$—	$19,487	$409	$19,587	$409
Federal agencies [1]	—	—	12,190	113	12,190	113
Federal agency issued
mortgage-backed securities [1]	12,404	125	154,035	2,852	166,439	2,977
Subtotal	12,504	125	185,712	3,374	198,216	3,499
Corporate obligations:
Industrial	44,881	1,278	117,059	5,080	161,940	6,358
Energy	23,286	139	32,439	807	55,725	946
Technology	2,996	27	7,904	767	10,900	794
Communications	14,598	250	26,726	1,992	41,324	2,242
Financial	114,432	5,304	129,621	8,135	244,053	13,439
Consumer	33,000	495	111,400	4,842	144,400	5,337
Public utilities	22,050	219	36,812	1,065	58,862	1,284
Total corporate obligations	255,243	7,712	461,961	22,688	717,204	30,400
Corporate private-labeled
mortgage-backed securities	96,276	1,715	101,526	3,195	197,802	4,910
Other	60,656	4,228	84,804	2,008	145,460	6,236
Redeemable preferred stocks	4,927	124	—	—	4,927	124
Fixed maturity securities	429,606	13,904	834,003	31,265	1,263,609	45,169
Equity securities	4,576	687	5,800	1,157	10,376	1,844
Total	$434,182	$14,591	$839,803	$32,422	$1,273,985	$47,013

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At June 30, 2008, approximately 46% of the gross unrealized losses from the fixed maturity portfolio was attributable to securities having gross unrealized losses of less than 12 months. This compares to December 31, 2007, when 31% of the gross unrealized losses were less than 12 months. The financial sector in corporate obligations and corporate private-labeled mortgage-backed securities experienced the largest changes during the six months.

The following table summarizes the fixed maturity securities with unrealized losses as of June 30, 2008 and December 31, 2007 by ratio of unrealized loss to amortized cost.

	June 30, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,273,821	$1,226,750	$47,071
Unrealized losses of 20% or less and greater than 10%	262,481	226,968	35,513
Subtotal	1,536,302	1,453,718	82,584
Unrealized losses greater than 20% :
Investment grade
Less than six months	44,942	29,931	15,011
Six months or more and less than twelve months	9,973	4,465	5,508
Twelve months or greater	—	—	—
Total investment grade	54,915	34,396	20,519
Below investment grade
Less than six months	8,987	6,863	2,124
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	8,987	6,863	2,124
Unrealized losses greater than 20%	63,902	41,259	22,643
Total unrealized losses	$1,600,204	$1,494,977	$105,227

	December 31, 2007
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,221,745	$1,191,230	$30,515
Unrealized losses of 20% or less and greater than 10%	67,748	58,444	9,304
Subtotal	1,289,493	1,249,674	39,819
Unrealized losses greater than 20% :
Investment grade
Less than six months	9,246	6,938	2,308
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	9,246	6,938	2,308
Below investment grade
Less than six months	10,039	6,997	3,042
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	10,039	6,997	3,042
Unrealized losses greater than 20%	19,285	13,935	5,350
Total unrealized losses	$1,308,778	$1,263,609	$45,169

Total unrealized losses on fixed maturity securities at June 30, 2008 were $105.2 million. The Company segments these unrealized losses into three primary categories. The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $47.1 million or 45% of the total unrealized losses on fixed maturity securities.

The second category reflects total unrealized losses of 20% or less and greater than 10%. This category totaled $35.5 million or 34% of the total unrealized losses. The third category shows total unrealized losses greater than 20%. This category totaled $22.6 million or 21% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $20.5 million in unrealized losses, while securities rated below investment grade had $2.1 million in unrealized losses at June 30, 2008.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $15.0 million and $5.5 million for less than six months and six or more and less than twelve-month periods, respectively, at June 30, 2008. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $2.1 million for less than six months. The Company had no securities below investment grade with unrealized losses of greater than 20% for six months or more and less than twelve month periods and twelve months or greater, respectively, at June 30, 2008.

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

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are above or below investment grade. Investment grade securities in this category had $2.3 million in unrealized losses, while securities rated below investment grade had $3.0 million in unrealized losses at December 31, 2007.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than 12 months, and 12 months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $2.3 million for less than six months at December 31, 2007. The Company had no investment grade or below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months. The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $3.0 million for less than six months. The Company had no below investment grade securities with unrealized losses of more than 20% for twelve months or greater at December 31, 2007.

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of June 30, 2008.

			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$555,744	37%	$36,094	34%
AA	108,559	7%	12,813	12%
A	338,236	23%	24,289	23%
BBB	407,128	27%	23,812	23%
Total investment grade	$1,409,667	94%	$97,008	92%
BB	54,687	4%	5,658	5%
Other	30,623	2%	2,561	3%
Total below investment grade	85,310	6%	8,219	8%
	$1,494,977	100%	$105,227	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2007.

			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$528,319	42%	$13,798	31%
AA	75,853	6%	1,611	4%
A	272,486	21%	10,064	22%
BBB	312,246	25%	11,485	25%
Total investment grade	$1,188,904	94%	$36,958	82%
BB	47,775	4%	5,319	12%
Other	26,930	2%	2,892	6%
Total below investment grade	74,705	6%	8,211	18%
	$1,263,609	100%	$45,169	100%

As of June 30, 2008 and December 31, 2007 94% of the carrying value for fixed maturity securities with gross unrealized losses were investment grade.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of June 30, 2008 and December 31, 2007. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$31,926	$576
Due after one year through five years	234,155	12,408
Due after five years through ten years	474,608	29,201
Due after ten years	337,082	33,113
Total	1,077,771	75,298
Mortgage and asset-backed securities	402,961	29,093
Redeemable preferred stocks	14,245	836
Total	$1,494,977	$105,227

	December 31, 2007
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$36,096	$187
Due after one year through five years	245,585	8,898
Due after five years through ten years	302,597	13,482
Due after ten years	287,270	13,550
Total	871,548	36,117
Mortgage and asset-backed securities	387,134	8,928
Redeemable preferred stocks	4,927	124
Total	$1,263,609	$45,169

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months as of June 30, 2008. The Company has evaluated two fixed-maturity securities in this category, and prepared detailed analyses on both positions. The Company has evaluated and considered a wide variety of factors to determine whether these positions are other-than-temporarily impaired. While the securities are separate issuing entities, one is a parent organization to the other. Both issuers are in the financial guarantee insurance business, providing credit enhancement for bond issuers and investment management services. This business has been greatly affected by the disruptions in the residential mortgage markets. In spite of recent net losses and disruption in generating new revenue, the issuers continue to hold investment grade ratings and maintain high-quality investment portfolios, substantial statutory capital, and more than sufficient claims paying resources.

The Company has written down certain investments in previous periods. Securities previously written down and still owned as of June 30, 2008 and December 31, 2007 are identified in the tables below.

	June 30, 2008
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$18,297	$18,173	$(124)
Six months or more and less than twelve months	—	—	—
Twelve months or greater	483	917	434
Total	$18,780	$19,090	$310

	December 31, 2007
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$6,136	$6,136	$—
Six months or more and less than twelve months	—	—	—
Twelve months or greater	483	1,003	520
Total	$6,619	$7,139	$520

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

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  Market dislocations have exacerbated this issue as some sources of liquidity, such as asset-backed commercial paper, auction-rate markets and bank financing have contracted.  Demand for investments securitized by home loans has also fallen significantly, making it more difficult for mortgage loan originators to sell their loans profitably.  Home prices continue to fall, which hinders potential sales and loan refinancings that might otherwise avert defaults.  These issues have largely been centered around increasing delinquencies and default rates by subprime borrowers. Many investors have shunned securities backed by home loans, regardless of the actual quality of the underlying assets, sending market values for this entire class of securities downward.The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At June 30, 2008, the Company had investments with subprime residential mortgage exposure of $35.1 million and a related $5.3 million unrealized loss.  This exposure amounted to 1% of the Company’s invested assets and all such assets were valued based on external pricing sources.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. For the periods presented, the largest component of policyholder benefits is death benefits. Policyholder benefits increased $4.6 million or 11% in the second quarter and $6.1 million or 7% in the six months. The increase in both the second quarter and six months was largely due to an increase in benefit and contract reserves and an increase in death benefits. Death benefits increased $2.4 million for both the second quarter and six months, reflecting an increase in mortality results. Mortality will fluctuate from period-to-period and remained within pricing expectations, despite the increases for the periods presented. The increases in benefit and contract reserves primarily resulted from the increase in immediate annuity premiums, where reserves are established virtually on a one-for-one basis with premiums.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to contractual agreements. There are minimum levels assumed in certain contracts as well as adjustments made to reflect current market availability. Accordingly, the Company reviews and adjusts crediting rates as necessary to either market availability or contractual minimums. Interest credited to policyholder account balances decreased $1.1 million or 5% in the second quarter and $2.1 million or 5% in the six months, compared with a year ago. Amounts credited are a function of account balances available multiplied by an appropriate crediting rate. As account balances decline, so will the amount of interest credited to policyholder account balances. In addition, the Company reduced crediting rates on selected products to remain in line with rates available in the market. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.

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

The amortization of DAC and VOBA increased 7% in the second quarter and 1% in the six months. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The amortization of VOBA declined 42% in the second quarter and 29% in the six months. These declines can primarily be attributed to a decrease in the unlocking adjustment from $1.1 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008. The unlocking adjustment in the second quarter of 2007 was related to a reduction in the assumptions for mortality margins while the unlocking adjustment in the second quarter of 2008 was related to a change in the assumptions in policy surrender rates.

Amortization of DAC increased $2.0 million or 55% in the second quarter versus a year ago primarily due to two items. First, DAC was reduced $3.0 million in the second quarter due to current-period unlocking. Unlocking occurred in the second quarter of 2008, primarily related to interest margins and mortality experience on selected products. In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads and mortality margins. Second, DAC expense from variable products increased, reflecting the impact of the negative fluctuations within the financial markets.

Amortization of DAC increased $1.8 million or 14% in the six months compared to last year. This increase was largely due to the unlocking adjustments and market fluctuations related to variable products mentioned above. Also, in the first quarter of 2008, the Company corrected an amortization error from prior periods in which it had overstated DAC amortization due to commissions from a specific group of policies having been incorrectly calculated. This correction primarily involved several prior years and totaled $0.7 million. The prior-period impact was not material and totaled $0.1 million in each year from 2007 to 2001.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses decreased $1.3 million or 6% in the second quarter but increased $0.4 million or 1% in the six months. The decrease in the second quarter was largely the result of reduced salaries and employee benefits. The increase in the six months can primarily be attributed to an increase in premium taxes, reflecting the overall increase in premiums.

Income Taxes

The second quarter income tax expense was $0.6 million or 25% of income before tax for 2008, versus $4.8 million or 29% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2008 was $2.6 million or 33% of income before tax for 2008, versus $8.7 million or 30% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2008 was lower than the prevailing corporate federal income tax rate of 35% primarily due to a change in projected effective tax rate, the dividend received deduction and other permanent deductions. The primary reason for the change in the projected effective tax rate was a revision to the projected income estimate for the year ending December 31, 2008.  This estimate of earnings is one part of the income tax expense calculation for each reporting period.  This determination resulted in a lower projected effective tax rate for the year, which reduced income tax expense for the second quarter. The impact of the change in projected effective tax rate was a benefit of approximately 6% of income before tax. In addition, the impact of the dividends received deduction and other permanent differences were a benefit of approximately 4% of income before tax.

The effective income tax rate in the six months ended June 30, 2008 was lower than the prevailing corporate federal income tax rate of 35% primarily due to the dividends received deduction and other permanent differences. The impact of the dividends received deduction and other permanent differences were 2% of income before tax.

The effective income tax rate in the second quarter and six months ended June 30, 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the second quarter and six months ended June 30, 2007 was a benefit of approximately 2% of income before tax.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2008 and 2007:

	Quarter ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$15,430	$14,944	$29,997	$27,528
Contract charges	26,527	26,477	53,827	55,180
Reinsurance ceded	(10,823)	(10,908)	(20,654)	(20,755)
Total insurance revenues	31,134	30,513	63,170	61,953
Investment revenues:
Net investment income	42,258	45,216	85,336	88,920
Realized investment gains (losses)	(7,951)	62	(7,867)	5,190
Other revenues	2,585	3,684	5,125	6,028
Total revenues	68,026	79,475	145,764	162,091

Policyholder benefits	25,766	23,504	51,781	48,681
Interest credited to policyholder account balances	21,674	22,732	43,377	45,505
Amortization of deferred acquisition costs
and value of business acquired	4,483	4,028	12,089	12,232
Operating expenses	13,343	14,600	29,891	29,286
Total benefits and expenses	65,266	64,864	137,138	135,704

Income before income tax expense	2,760	14,611	8,626	26,387

Income tax expense	715	4,205	2,819	7,954

Net income	$2,045	$10,406	$5,807	$18,433

Premium information is provided in the table below.

	Quarter ended June 30
	2008	%	2007	%
New premiums:
Individual life insurance	$1,467	3	$1,431	(8)
Immediate annuities	3,613	29	2,790	144
Total new premiums	5,080	20	4,221	57
Renewal premiums	10,350	(3)	10,723	5
Total premiums	$15,430	3	$14,944	16

	Six Months ended June 30
	2008	%	2007	%
New premiums:
Individual life insurance	$2,842	—	$2,829	(11)
Immediate annuities	6,588	74	3,782	33
Total new premiums	9,430	43	6,611	10
Renewal premiums	20,567	(2)	20,917	2
Total premiums	$29,997	9	$27,528	4

Deposit information is provided in the table below.

	Quarter ended June 30
	2008	%	2007	%
New deposits:
Universal life insurance	$2,346	(13)	$2,684	11
Variable universal life insurance	505	(2)	513	(18)
Fixed deferred annuities	5,885	4	5,672	(36)
Variable annuities	7,302	2	7,173	61
Total new deposits	16,038	—	16,042	(2)
Renewal deposits	33,679	(2)	34,204	(2)
Total deposits	$49,717	(1)	$50,246	(2)

	Six Months ended June 30
	2008	%	2007	%
New deposits:
Universal life insurance	$4,741	(13)	$5,435	13
Variable universal life insurance	1,009	(28)	1,397	2
Fixed deferred annuities	11,435	(5)	12,000	(21)
Variable annuities	15,011	17	12,806	36
Total new deposits	32,196	2	31,638	3
Renewal deposits	66,183	(8)	71,592	(1)
Total deposits	$98,379	(5)	$103,230	—

Net income for this segment in the second quarter was $2.0 million, a decrease of $8.4 million from 2007. Net income for the six months was $5.8 million, a decrease of $12.6 million compared with 2007. The decline in the second quarter was driven by a $8.0 million increase in realized investment losses versus a year ago. Also contributing to the decline was a $3.0 million decrease in net investment income and a $2.3 million increase in policyholder benefits. Partially offsetting these, interest credited to policyholder account balances decreased $1.1 million, operating expenses declined $1.3 million and total insurance revenues increased $0.6 million. The decrease in net income for the six months was largely due to a $13.1 million change in realized investment gains and losses for the two comparative periods. Also, net investment income declined $3.6 million and policyholder benefits increased $3.1 million. Partially offsetting these unfavorable changes, interest credited on policyholder account balances decreased $2.1 million and total insurance revenues increased $1.2 million.

Insurance revenues for this segment increased 2% in both the second quarter and six months compared with last year. In the second quarter, total premiums increased 3%, largely due to greater immediate annuity sales. Contract charges were flat and reinsurance ceded declined 1% in the second quarter, compared with a year ago. In the six months, total premiums increased 9% on the strength of increased immediate annuity sales. Contract charges declined 2% and reinsurance ceded was flat versus last year. While total contract charges did not fluctuate significantly in the second quarter and six months, two of the components had fluctuations. First, expense loads increased 31% in the second quarter but declined 4% in the six months. Expense loads were corrected by $1.7 million for the portion representing unearned revenues in the second quarter of 2007, of which $1.4 million was attributable to prior periods. There was no prior period adjustment to expense loads during 2008. Second, deferred revenue declined significantly in both the second quarter and six months compared to a year ago. As a result of the unlocking in the second quarter of 2008, the front-end load liability was increased $0.8 million, which resulted in a reduction in deferred revenue. There was no significant unlocking related to the front-end load liability during 2007.

New individual life premiums increased 3% and new immediate annuity premiums increased 29% compared with the second quarter of 2007. Total renewal premiums declined 3% in the second quarter. For the six months, new individual life premiums were flat and new immediate annuity premiums increased 74% versus last year. Renewal premiums declined 2% in the six months, compared to last year. The increase in new immediate annuity premiums reflects changing consumer preferences during the periods. Total new deposits were flat in the second quarter as new fixed deferred annuity deposits increased 4% and new variable annuity deposits increased 2% compared to a year ago. These increases were offset by a 13% decrease in new universal life insurance deposits and a 2% decrease in new variable universal life deposits. Total new deposits increased 2% for the six months, as universal life deposits declined 13%, variable universal life deposits declined 28% and fixed deferred annuity deposits decreased 5%. These declines were offset by a 17% increase in variable annuity deposits. Renewal deposits declined 2% in the second quarter and 8% in the six months, compared to a year ago. For the quarter, renewal deposits declined for universal life, variable universal life and fixed deferred annuities, while variable annuity deposits increased. For the six months, renewal deposits declined for universal life, variable universal life and variable annuities, while fixed deferred annuity deposits increased. The declines in deposits can largely be attributed to increased competition, changing consumer preferences and the continued impact of alternative products. The increases in new variable annuity deposits can be attributed in part to the addition of the guaranteed minimum withdrawal benefit rider that was introduced by the Company in 2007.

Net investment income decreased 7% in the second quarter and 4% in the six months, primarily due to reduced investment assets. This segment experienced a $8.0 million realized investment loss in the second quarter of 2008, versus a small realized investment gain in 2007. During the second quarter of 2008, $9.7 million of losses were due to write-downs of certain investment securities. The financial sector has been hit hard by economic pressures and sub-prime residential issues. These pressures have resulted in large price dislocations that have affected many securities and companies in the financial sector. The Company has written down as other-than-temporarily impaired certain investments in the second quarter.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments affecting the Individual Segment. These securities were written down by a combined $9.7 million in the second quarter. The total fair value of the affected securities after the write-downs was $15.2 million. Three of the securities were written down by a total of $3.0 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously, and the other two securities were below cost by 20% or more for at least six consecutive months. Two securities were collateralized debt obligations (CDOs) and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. Both securities were below cost by 20% or more for at least six consecutive months. One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the second quarter of 2007. This segment experienced $7.9 million in realized investment losses in the six months of 2008 versus $5.2 million in gains in the same period a year earlier. The realized investment losses in the current year were largely due to $9.7 million in write-downs of certain investment securities. The gains in 2007 were largely due to the sale of certain real estate properties and the sale of Generations Bank. No investments were written down during the first six months of 2007.

Policyholder benefits increased 10% in the second quarter and 6% in the six months of 2008 from the prior year. These increases were largely due to an increase in death benefits and an increase in benefit and contract reserves. The increase in death benefits reflected an increase in mortality results in the first six months. The increase in benefit and contract reserves primarily resulted from the increase in immediate annuity premiums, where reserves are established virtually on a one-for-one basis with premiums. These increases were partially offset by a decline in other benefits, largely due to a reduction in supplemental contract payments and a reduction in individual accident and health benefits.

Interest is credited to policyholder account balances according to terms of the policy. There are minimum rates of crediting prescribed in certain policies as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and as necessary adjusts crediting rates on policies. Interest credited to policyholder account balances decreased $1.1 million or 5% in the second quarter and $2.1 million or 5% in the six months compared with a year ago. Amounts credited are a function of account balances and the rate of crediting. The decrease in interest credited to policyholder account balances was largely due to a 2% decline in policyholder account balances.

The amortization of DAC and VOBA increased 11% in the second quarter, but decreased 1% in the six months. VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. The amortization of VOBA declined 51% in the second quarter and 37% in the six months of 2008 compared with 2007. These declines can primarily be attributed to a decrease in the unlocking adjustment from $1.0 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008. The unlocking adjustment in the second quarter of 2007 was related to the assumptions for mortality margins. The unlocking adjustment in the second quarter of 2008 was related to a change in the assumptions in policy surrender rates.

Amortization of DAC increased $1.9 million in the second quarter versus a year ago primarily due to two items. First, DAC was reduced $3.0 million in the second quarter due to current-period unlocking. Unlocking occurred in the second quarter of 2008, primarily related to interest margins and mortality experience on selected products. In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads and mortality margins. Second, DAC expense from variable products increased, reflecting the impact of the negative fluctuations within the financial markets.

Amortization of DAC increased $1.4 million in the six months compared to last year. This increase was largely due to the unlocking adjustments and market fluctuations related to variable products mentioned above. Also, in the first quarter of 2008, the Company corrected an amortization error from prior periods in which it had overstated DAC amortization due to commissions from a specific group of policies having been incorrectly calculated. This correction primarily involved several prior years and totaled $0.7 million. The prior-period impact was not material and totaled $0.1 million in each year from 2007 to 2001.

Operating expenses decreased $1.3 million or 9% in the second quarter, but increased $0.6 million or 2% for the six months, compared with the prior year. Operating expenses consist of commissions and production allowances, net of the capitalization of commissions and production allowances, and expenses from the Company’s operations. The decline in the second quarter was largely attributable to a reduction in employee salaries and benefits. The increase for the six months, was largely due to a $0.5 million increase in commissions and premium taxes.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2008 and 2007:

	Quarter ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$13,925	$13,698	$27,649	$27,234
Reinsurance ceded	(1,811)	(2,303)	(3,682)	(4,440)
Total insurance revenues	12,114	11,395	23,967	22,794
Investment revenues:
Net investment income	134	122	255	187
Other revenues	54	69	122	141
Total revenues	12,302	11,586	24,344	23,122

Policyholder benefits	9,160	7,442	16,546	14,799
Operating expenses	4,960	4,672	9,415	9,125
Total benefits and expenses	14,120	12,114	25,961	23,924

Loss before income tax benefit	(1,818)	(528)	(1,617)	(802)

Income tax benefit	(610)	(159)	(538)	(241)

Net loss	$(1,208)	$(369)	$(1,079)	$(561)

Premium information is provided in the table below.

	Quarter ended June 30
	2008	%	2007	%
New premiums:
Group life insurance	$566	62	$350	42
Group dental insurance	2,347	43	1,645	12
Group disability insurance	456	23	371	(8)
Other group insurance	69	(90)	694	(26)
Total new premiums	3,438	12	3,060	—
Renewal premiums	10,487	(1)	10,638	(6)
Total premiums	$13,925	2	$13,698	(5)

	Six Months ended June 30
	2008	%	2007	%
New premiums:
Group life insurance	$1,080	63	$664	37
Group dental insurance	4,435	30	3,408	12
Group disability insurance	914	27	722	(5)
Other group insurance	135	(89)	1,276	(30)
Total new premiums	6,564	8	6,070	(1)
Renewal premiums	21,085	—	21,164	—
Total premiums	$27,649	2	$27,234	—

The net loss for this segment totaled $1.2 million for the second quarter of 2008 compared with a $0.4 million loss in 2007. The decline for the quarter was largely due to a $1.7 million or 23% increase in policyholder benefits, which was largely driven by a $1.2 million increase in dental benefits. Partially offsetting this, total insurance revenues increased $0.7 million or 6% versus a year ago. The net loss for the six months was $1.1 million versus a $0.6 million loss one year ago. The decline was primarily attributable to a $1.7 million increase in policyholder benefits, which was largely due to a $1.9 million increase in dental benefits. Partially offsetting this, total insurance revenues increased $1.2 million or 5% from the prior year.

Total insurance revenues for the Group Insurance segment increased $0.7 million or 6% in the second quarter compared to last year. This improvement was the result of a 2% increase in premiums and a 21% decline in reinsurance ceded. Total new premiums increased 12% while renewal premiums decreased 1%. New group life premiums rose 62%, new dental premiums increased 43% and new disability premiums increased 23%. These improvements reflect an increase in the number of sales representatives, the realignment of sales territories, and enhanced product features within the dental product line. This segment exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this line from the ongoing product lines, total premiums increased 7% and total new premiums increased 41%. The $0.5 million or 21% decrease in reinsurance premiums was primarily due to the termination of the stop loss business. A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line.

Total insurance revenues for the six months increased $1.2 million or 5%, as premiums increased 2% and reinsurance ceded decreased 17%. Total new premiums increased 8% and renewal premiums were flat compared to a year ago. New group life premiums increased 63%, new dental premiums rose 30% and new disability premiums increased 27%. As mentioned above, these improvements reflect an increase in the number of sales representatives, the realignment of sales territories, and enhanced product features within the dental product line. Excluding the stop loss line from the ongoing product lines, total premiums increased 6% and total new premiums increased 33%. The $0.8 million or 17% decrease in reinsurance premiums was primarily due to the termination of the stop loss business.

The increase in benefits in the dental product line reflects, in part, the significant increase in new dental business over the past year. It is very typical for new dental business to report an increase in benefits in the first policy year. As the business ages, the benefit ratio falls more in line with renewal expectations. Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups.

The group life product line also experienced an increase in benefits. This increase was primarily the result of a decline in reinsurance ceded claims. Direct life claims declined $0.4 million or 9% for the six months but reinsurance ceded claims declined $0.6 million or 61% for the same period, reflecting an increase in net death claims.

Operating expenses consist of commissions, fees to third party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased 6% in the second quarter and 3% in the six months. Commissions and production allowances increased 3% in both the second quarter and six months, reflecting the increase in sales activity.

Improvement efforts for this segment continue to be focused in three primary areas. First, emphasis is placed on the growth of the in-force business. Increased productivity from existing group representatives and the continued expansion of the group distribution system are priorities for growth. Second, improvement in administrative efficiency is targeted through the increased use of technology, which would ultimately reduce expenses. Finally, this segment is focused on adding new products to the portfolio, particularly voluntary products which tend to be more profitable and will increasingly become a larger share of the group marketplace.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segmentfor the second quarters and six months ended June 30, 2008 and 2007:

	Quarter ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$16,254	$16,720	$32,599	$33,519
Reinsurance ceded	(912)	(1,059)	(1,870)	(2,144)
Total insurance revenues	15,342	15,661	30,729	31,375
Investment revenues:
Net investment income	3,224	3,333	6,488	6,648
Realized investment losses	(458)	(24)	(422)	(28)
Other revenues	—	4	1	5
Total revenues	18,108	18,974	36,796	38,000

Policyholder benefits	10,660	10,048	22,745	21,506
Amortization of deferred acquisition costs
and value of business acquired	3,142	3,095	6,648	6,267
Operating expenses	3,008	3,294	6,550	7,016
Total benefits and expenses	16,810	16,437	35,943	34,789

Income before income tax expense	1,298	2,537	853	3,211

Income tax expense	458	762	302	965

Net income	$840	$1,775	$551	$2,246

Premium information is provided in the table below.

	Quarter ended June 30
	2008	%	2007	%

New premiums	$1,791	13	$1,589	1
Renewal premiums	14,463	(4)	15,131	(3)
Total premiums	$16,254	(3)	$16,720	(3)

	Six Months ended June 30
	2008	%	2007	%

New premiums	$3,569	13	$3,166	(1)
Renewal premiums	29,030	(4)	30,353	(4)
Total premiums	$32,599	(3)	$33,519	(4)

Net income for this segment was $0.8 million in the second quarter compared to $1.8 million in the prior year. The decline in net income for the second quarter reflected a $0.6 million or 6% increase in policyholder benefits, a $0.4 million increase in realized investment losses and a $0.3 million or 2% decrease in insurance revenues. These were partially offset by a $0.3 million or 9% decline in operating expenses. Net income for the six months was $0.6 million versus $2.2 million for the six months of 2007. The decline in net income reflected a $1.2 million or 6%

increase in policyholder benefits, a $0.4 million increase in realized investment losses and a $0.6 million or 2% decline in insurance revenues. These were partially offset by a $0.5 million or 7% decrease in operating expenses.

Insurance revenues decreased 2% in both the second quarter and six months compared with the prior year. In both the second quarter and six months, new premiums increased 13%, while renewal premiums declined 4%. The increase in new premiums reflects a combination of product, compensation and distribution changes, which continue to improve this segment’s competitive position. Old American continues to focus on the recruitment and development of new agencies and agents, along with a continued focus on improved production from existing agencies and agents.

Net investment income declined $0.1 million or 3% in the second quarter and $0.2 million or 2% in the six months compared with 2007. These declines primarily reflect a reduction in yields available in the market. Old American also had a $0.5 million realized investment loss in the second quarter, all of which was due to investments that were written down as other-than-temporarily impaired.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that three fixed-maturity securities had other-than-temporary impairments affecting the Old American segment. These securities were written down by a combined $0.5 million in the second quarter. The total fair value of the affected securities after the write-downs was $1.6 million. One security was written down by $0.2 million, primarily as a result of a decline in price on a debt security from an issuer that recently completed a leveraged buyout (LBO) transaction. This security had been written down previously. A collateralized debt obligation (CDO) security was written down by $0.2 million, primarily due to a price decline that had persisted for a period longer than the Company considered temporary. The security was below cost by 20% or more for at least six consecutive months. The final security was written down by $0.1 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

Policyholder benefits increased $0.6 million or 6% in the second quarter and $1.2 million or 6% in the six months versus last year. These changes were largely the result of greater death benefits, which increased $0.8 million or 9% in the second quarter and $1.7 million or 9% in the six months compared with the prior year. Partially offsetting these increases were releases in reserves on these policies.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. These expenses decreased $0.3 million or 9% in the second quarter and $0.5 million or 7% in the six months, compared to a year ago. These decreases were largely the result of a decline in employee salaries and benefits for both periods.

Liquidity and Capital Resources

Statements made in the Company's 2007 Annual Report on Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2007.

The Company meets liquidity requirements primarily through positive cash flows from operations. The Company believes that it has sufficient sources of liquidity to satisfy operational requirements and to finance anticipated expansion plans and strategic initiatives for the remainder of 2008. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

Cash from operations decreased $16.9 million versus the same period a year ago. Several factors contributed to this decline. Cash benefit payments, largely from death claims, increased $5.6 million while cash received from gross investment income declined $6.7 million. Cash is also affected by increases and decreases in the Company’s net receivables and net payables. Reinsurance receivables, which are primarily receivables established at the time death claims are paid, increased $1.4 million while trade receivables increased $3.6 million. Partially offsetting these items was a reduction in policy and contract claims of $2.3 million in the first six months of 2008 compared to a year ago.

Net cash provided in investing activities was $30.4 million, down from $58.0 million for the same period in 2007. The Company’s new investments in fixed maturity and equity securities were $151.8 million for the six months, down from $160.9 million a year ago. New investments in mortgage loans were $21.7 million for the six months, compared with $35.0 million last year. During the first half of 2008, the Company increased its purchases of real estate to $13.7 million, versus $0.8 million in 2007. Sales and maturities of fixed maturity and equity securities totaled $176.3 million for the first six months, a 2% decrease versus a year ago. The Company had $24.8 million in mortgage loan maturities and principal paydowns for the six months, compared to $26.3 million last year. During the first six months of 2008, the Company had sales of real estate investments of $20.7 million, up from $16.4 million a year ago. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million in 2007.

Net cash used for financing activities was $34.7 million for the six months, compared with $62.4 million in cash used a year ago. This change was primarily the result of three items. First, withdrawals on policyholder account balances net of related deposits were $32.4 million, a decrease of $19.6 million over the prior year. Second, dividends paid to stockholders were $6.3 million in the first six months of 2008, compared to $30.1 million a year ago. Dividends in the first six months of 2007 included both a one-time special dividend and the regular quarterly dividends. Third, the net acquisition of treasury stock totaled $10.1 million reflecting net purchases from employee benefit plans of $5.5 million and the stock repurchase program of $4.6 million.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At June 30, 2008, outstanding balances in notes payable to the FHLB were $6.8 million. All outstanding balances have maturities of less than one year and are secured by financial assets.

Borrowings were $6.8 million at June 30, 2008, down from $10.4 million at year-end 2007. The decrease in borrowings was due to net pay downs of $3.6 million in borrowings from FHLB in the first six months of the year. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Both lines of credit will expire during 2008, and it is expected that the Company will renew these facilities at then-current market conditions.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy for the Company.

	June 30	December 31
	2008	2007
Total assets less separate accounts	$3,802,376	$3,931,715
Total stockholders' equity	621,952	684,401
Ratio of stockholders' equity
to assets less separate accounts	16%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $43.7 million at June 30, 2008 (net of securities gains and losses, related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $51.3 million in losses from the $7.6 million unrealized investment gains at year-end 2007.

Stockholders’ equity decreased $62.4 million from year-end. The decrease was largely due to increases in unrealized investment losses and treasury stock. The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold. Also, the Company makes contributions to these plans through Company stock. These transactions are accounted for as purchases and sales of treasury stock. Accordingly, in the first six months of 2008, the benefit plans purchased 197,497 shares of treasury stock for $9.6 million and sold 92,831 shares of treasury stock for $4.1 million.

During the first six months of 2008, the Company purchased 100,458 of its shares under the stock repurchase program for $4.6 million. Under this program, the Company may purchase up to one million shares on the open market through January 2009.

On July 28, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid August 12, 2008 to stockholders of record as of August 7, 2008.

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
(816) 753-7299, Extension 8216

For Immediate Release: July 31, 2008, press release reporting financial results for the second quarter of 2008.

Kansas City Life Announces Second Quarter 2008 Results

Kansas City Life Insurance Company recorded net income of $1.7 million or $0.14 per share for the second quarter ended June 30, 2008, a decrease of $10.1 million or $0.86 per share from the prior year. The primary factor in this decline was $8.4 million in net realized investment losses. The Company earned net income of $5.3 million for the six months or $0.45 per share, a decline of $14.8 million or $1.25 per share. The reduced net income for the six-month period was primarily due to the realized investment losses in the second quarter in 2008, compared to $5.2 million in net realized investment gains in the first half of the prior year.

The net realized investment losses in the quarter were largely the result of other-than-temporary impairment write-downs in debt securities that have been affected by leveraged buyouts, problems in the residential mortgage market and structured securities that were indirectly affected by the residential mortgage market. The value of these securities and the financial health of certain issuers have been greatly impacted by the broad market widening of credit spreads, fears of illiquidity and changing expectations of consumer spending patterns in the future.

Declining interest rates during most of the past twelve months also contributed to a decrease in investment revenues. Net investment income declined 6% for the second quarter and 4% for the six months, due to both lower portfolio yields and reduced investment assets.

Sales results for the second quarter reflected continued improvement, despite the difficult market conditions. Total new premiums increased 16% while total new deposits were even with the prior year. New premiums increased in most product lines, including a 29% increase in immediate annuity premiums, a 62% increase in group life insurance sales, an 8% increase in new individual life sales and a 6% increase in new group accident and health sales, primarily from the dental product line.

The Company’s sales results were also positive for the six-month period. Total new premiums increased 23% on the strength of a 74% increase in individual annuities, and new group life sales improved 63%. In addition, new individual life premiums increased 7% and new group accident and health sales, predominantly from the group dental product line, increased 1%. The sales results for the six months on new deposits were mixed. New universal life deposits decreased 13%, new variable sales increased 13% on the strength of new variable annuities, while new fixed deferred annuity sales declined 5%.

Policyholder benefits increased due to increased mortality in both the second quarter and six months compared with the prior year. Total policyholder benefits increased 11% for the second quarter and 7% for the six months. However, partially offsetting this increase, interest credited to policyholder account balances declined 5% in both the second quarter and six months.

The amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) increased slightly for both the second quarter and six months. The Company’s unlocking reduced its amortization assumptions in the second quarter and the six months of 2008 and 2007 to reflect current experience. Unlocking resulted in a decline in amortization of $2.8 million and $2.3 million, respectively. Finally, operating expenses declined 6% for the second quarter, primarily reflecting reduced employee benefits, but increased 1% for the six months.

On July 28, 2008, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, payable on August 12, 2008 to stockholders of record on August 7, 2008.

The Company’s focus and commitment to increasing sales of life insurance products is yielding positive results, in spite of the continuing economic downturn. The recruitment and retention of quality general agents and agents, along with the introduction of new products and enhancements of existing products are key to the Company’s achievement of positive sales growth. Kansas City Life’s financial strength and sound business practices have allowed the Company to weather, and even prosper, through many economic cycles in its 113-year history, and we look forward to the opportunities that lay ahead.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $439.2 million in 2007, and assets and life insurance in force were $4.4 billion and $31.1 billion, respectively, as of December 31, 2007. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007

Revenues	$98,289	$109,885	$206,608	$222,912

Net income	$1,677	$11,812	$5,279	$20,118

Net income per share,
basic and diluted	$0.14	$1.00	$0.45	$1.70

Dividends paid	$0.27	$0.27	$0.54	$2.54

Average number of
shares outstanding	11,585,643	11,858,378	11,649,642	11,856,947

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: July 30, 2008