Form 10-Q
period 2008-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2008-10-30
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended September 30, 2008 or
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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2008
Common Stock, $1.25 par	11,475,443 shares

KANSAS CITY LIFE INSURANCE COMPANY

TABLE OF CONTENTS

Part I. Financial Information....................................................................................................................................................	3

Item 1. Financial Statements (Unaudited).............................................................................................................................	3

Consolidated Balance Sheets.................................................................................................................................	3

Consolidated Statements of Income......................................................................................................................	4

Consolidated Statements of Cash Flows..............................................................................................................	5

Notes to Consolidated Financial Statements.......................................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .......................	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................................................	53

Item 4. Controls and Procedures............................................................................................................................................	54

Part II. Other Information........................................................................................................................................................	55

Item 1. Legal Proceedings.......................................................................................................................................................	55

Item 5. Other Information........................................................................................................................................................	56

Item 6. Exhibits..........................................................................................................................................................................	58

Signatures..................................................................................................................................................................................	59

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Amounts in thousands, except share data

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,411,628	$2,631,073
Equity securities available for sale, at fair value	47,824	59,149
Mortgage loans	444,920	450,148
Real estate	99,783	96,049
Policy loans	89,209	92,803
Short-term investments	30,225	36,522
Total investments	3,123,589	3,365,744

Cash	7,922	12,158
Accrued investment income	39,446	36,499
Deferred acquisition costs	254,039	217,512
Value of business acquired	77,866	73,517
Reinsurance receivables	165,961	162,340
Property and equipment	26,392	27,781
Other assets	46,905	36,164
Separate account assets	315,430	420,393
Total assets	$4,057,550	$4,352,108

LIABILITIES
Future policy benefits	$852,942	$851,823
Policyholder account balances	2,041,165	2,087,419
Policy and contract claims	32,352	31,742
Other policyholder funds	125,130	107,109
Notes payable	7,555	10,400
Income taxes	—	40,300
Other liabilities	105,809	118,521
Separate account liabilities	315,430	420,393
Total liabilities	3,480,383	3,667,707

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	33,646	30,244
Retained earnings	760,840	780,133
Accumulated other comprehensive loss	(93,575)	(19,811)
Treasury stock, at cost (2008 - 7,021,237 shares;
2007 - 6,731,643 shares)	(146,865)	(129,286)
Total stockholders' equity	577,167	684,401
Total liabilities and stockholders' equity	$4,057,550	$4,352,108

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Quarter ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
REVENUES
Insurance revenues:
Premiums	$44,861	$43,044	$134,810	$131,024
Contract charges	27,227	28,058	81,054	83,238
Reinsurance ceded	(13,279)	(13,193)	(39,485)	(40,532)
Total insurance revenues	58,809	57,909	176,379	173,730
Investment revenues:
Net investment income	44,337	46,869	136,416	142,624
Realized investment gains (losses)	(29,295)	1,339	(37,584)	6,501
Other revenues	4,241	2,674	9,489	8,848
Total revenues	78,092	108,791	284,700	331,703

BENEFITS AND EXPENSES
Policyholder benefits	43,783	41,649	134,855	126,635
Interest credited to policyholder account balances	21,742	22,614	65,119	68,119
Amortization of deferred acquisition costs
and value of business acquired	10,727	10,961	29,464	29,460
Operating expenses	25,282	20,638	70,842	65,764
Total benefits and expenses	101,534	95,862	300,280	289,978

Income (loss) before income tax expense (benefit)	(23,442)	12,929	(15,580)	41,725

Income tax expense (benefit)	(8,264)	3,798	(5,681)	12,476

NET INCOME (LOSS)	$(15,178)	$9,131	$(9,899)	$29,249

Basic and diluted earnings per share:
Net income (loss)	$(1.30)	$0.77	$(0.85)	$2.47

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months ended
	September 30
	2008	2007
OPERATING ACTIVITIES
Net cash provided (used)	$(3,991)	$3,716

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(198,806)	(191,568)
Equity securities	(8,204)	(2,871)
Mortgage loans	(34,598)	(50,399)
Real estate	(24,541)	(2,465)
Other investment assets	—	(21,995)
Sales of investments:
Fixed maturity securities	28,523	32,856
Equity securities	5,718	3,481
Real estate	20,694	21,975
Other investment assets	9,891	3,038
Maturities and principal paydowns of investments:
Fixed maturity securities	204,102	235,483
Equity securities	—	2,788
Mortgage loans	39,825	45,669
Net additions to property and equipment	(102)	(630)
Proceeds from sale of non insurance affiliate	—	10,104
Net cash provided	42,502	85,466

FINANCING ACTIVITIES
Net repayment of borrowings	(2,845)	(6,000)
Deposits on policyholder account balances	147,374	154,914
Withdrawals from policyholder account balances	(185,195)	(227,562)
Net transfers from separate accounts	13,864	11,391
Change in other deposits	7,626	19,725
Cash dividends to stockholders	(9,394)	(33,275)
Net acquisition of treasury stock	(14,177)	(1,235)
Net cash used	(42,747)	(82,042)

Increase (decrease) in cash	(4,236)	7,140
Cash at beginning of year	12,158	3,908

Cash at end of period	$7,922	$11,048

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

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2008 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies

Presented below is a summary of significant accounting policies used by the Company. This is not intended to be an exhaustive list of all accounting policies used by the Company. For a full discussion, please refer to the Company’s 2007 Form 10-K as filed with the Securities and Exchange Commission.

Investments

Investment income is recognized when earned. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date. Securities available for sale are stated at fair value. Unrealized gains and losses, net of adjustments to deferred acquisition costs, value of business acquired, policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive loss in stockholders' equity. The adjustments to deferred acquisition costs (DAC) and value of business acquired (VOBA) represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized gains and losses been realized. The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at current market interest rates.

The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and estimates. The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values may be written down to fair value through earnings as a realized investment loss if the security is considered to be other-than-temporary impaired.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses. A loan is considered impaired if it is probable that contractual amounts due will not

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

be collected.

Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist primarily of office and industrial warehouse buildings, unimproved land for future development and low income housing tax credit (“LIHTC”) investments. Real estate joint ventures are consolidated where required or are valued at cost, adjusted for the Company’s equity in earnings.

Policy loans are carried at cost, less principal payments received. Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss. The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and estimates. Approximately 92% of these investments are from external pricing services while 8% are derived from brokers and internal matrices and estimates. The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality and cash flow projections as indicators of credit issues.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to cost;
•	The length of time the fair value has been below cost;
•	The financial position of the issuer, including the current and future impact of any specific events;
•	The Company’s ability and intent to hold the security to maturity or until it recovers in value.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

•	The risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;
•	The risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated;
•	The risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates;

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

•

The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value;

•	The risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates.

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

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.

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

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of DAC and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the long-term assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The balances of DAC and VOBA are immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment in the amount of DAC or VOBA amortized. These adjustments can be positive or negative. The impact of unlocking adjustments from the changes in estimates for the periods reported are included in the Consolidated Results of Operations and Operating Results by Segment sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this document.

The following table reflects the estimated pre-tax impact to DAC and VOBA on universal life, variable universal life, and fixed and variable deferred annuity products that could occur in a twelve-month period for an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided. Information in the table below was presented in the 2007 Form 10-K and the Company believes that the sensitivity results remain valid.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The total separate account assets were $315.4 million as of September 30, 2008. Variable life and variable annuity assets comprised 30% and 70% of this amount, respectively. Two guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts and guaranteed minimum death benefits are provided on variable annuities. The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals are started at age 65 or later, regardless of market returns. The value of variable annuity separate accounts with the GMWB rider was $28.1 million and the liability was $32.2 million at September 30, 2008. The value of the GMWB rider is recorded at fair value. The change in this liability is included in policyholder benefits in the Consolidated Statements of Income.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and accident and health insurance. Generally, amounts are payable over an extended period

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected.

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

Policyholder Account Balances

Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges and deferred front-end contract charges. The account balances for universal life contracts are equal to cumulative premiums, less contract charges and withdrawals, plus interest credited. The account balances for fixed deferred annuities and investment-type contracts are equal to the cumulative deposits, less any applicable contract charges and withdrawals, plus interest credited. Front-end contract charges are amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense. Interest on policyholder account balances is credited as earned.

Recognition of Revenues

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relate to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue under FASB Statement No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP FAS 157-3 on issuance, applicable to the third quarter 2008 financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company plans to adopt SFAS 162 on issuance, but does not believe that it will have a material impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. This statement shall be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of the implementation of SFAS 163 and believes that the statement is not applicable to the Company as it does not sell financial guarantee insurance contracts.

All other Standards and Interpretations of those Standards issued during the nine months ended September 30, 2008 did not relate to accounting policies and procedures pertinent to the Company at this time.

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

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets. Level 1 assets include U. S. Treasury Notes and Bonds, other U. S. Government securities and certain common and preferred stocks that are traded by dealers or brokers in active markets.

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

Level 3 – Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

any calculation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company’s own estimates of fair value are derived in a number of ways including, but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) Trace trade quotes; 6) observable market prices and exchange quotes not provided by our pricing service; 7) statement values provided to the Company by fund managers; and 8) option pricing models.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS 107.

Assets

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined as described in the preceding paragraphs.

Short-Term Financial Assets

Short-term financial assets include cash and other short-term investments and are carried at historical cost. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the purchase of the instrument and its expected repayment or maturity.

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

Fair values of mortgage loans on real estate properties are calculated by discounting contractual cash flows, using discount rates based on current industry pricing or the Company’s estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity and repricing characteristics.

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

Notes Payable

All of the amounts included within Notes Payable were in short-term borrowings at September 30, 2008 and December 31, 2007. The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities. See Note 6 - Notes Payable for an explanation of the terms of the debt outstanding.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

Categories Reported at Fair Value

The following table presents categories reported at fair value on a recurring basis. See page 12 for a discussion of definitions of the levels included in this table.

	September 30, 2008
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,459,452	$29,477	$2,330,156	$99,819
Total	$2,459,452	$29,477	$2,330,156	$99,819

	December 31, 2007
	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,690,222	$15,110	$2,546,388	$128,724
Total	$2,690,222	$15,110	$2,546,388	$128,724

The changes in Level 3 asset and liabilities measured at fair value on a recurring basis for the third quarters and nine months ended September 30, 2008 are summarized below:

	Quarter ended	Nine Months ended
	September 30	September 30
	Securities	Securities
	Available	Available
	For Sale	For Sale
Balance, beginning of period	$106,172	$128,724
Total gains or losses (realized and unrealized)
Included in earnings	—	374
Included in other comprehensive loss	(2,452)	(6,357)
Purchases	3,634	8,527
Disposals	(9,545)	(35,175)
Transfers in	12,825	25,415
Transfers out	(10,831)	(21,573)
Non-trading activity	16	(116)
Balance, end of period	$99,819	$99,819
Net losses included in net loss relating to
assets held at September 30, 2008	$(2,505)	$(5,553)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below is a summary of fair value estimates as of September 30, 2008 and December 31, 2007 for financial instruments, as defined by SFAS 107. In accordance with SFAS 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	September 30, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Investments:
Fixed maturity and equity
securities available for sale	$2,459,452	$2,459,452	$2,690,222	$2,690,222
Mortgage loans	444,920	444,087	450,148	464,211
Policy loans	89,209	89,209	92,803	92,803
Cash and short-term investments	38,147	38,147	48,680	48,680

Liabilities:
Individual and group annuities	959,080	939,286	987,014	963,626
Notes payable	7,555	7,555	10,400	10,400
Supplementary contracts without
life contingencies	62,716	57,654	67,258	67,296

4. UNREALIZED LOSSES ON SECURITIES

The Company reviews all security investments, specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as the issuer’s stated intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes and litigation and government actions. This process also involves monitoring several factors including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality and cash flow projections, as indicators of credit issues.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost; (2) the extent and the length of time the fair value has been below cost; (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results; (4) consideration of information or evidence that supports timely recovery; and (5) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities; and (4) the risk that inaccurate or misleading

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

information could be provided to the Company’s investment professionals who determine the fair value estimates. Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value would be charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

As of September 30, 2008, the Company had gross unrealized losses of $173.0 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.7 billion. As of December 31, 2007, the Company had gross unrealized losses of $47.0 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.3 billion. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the nine months ended September 30, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

The following table provides information regarding unrealized losses on fixed maturity and equity security investment securities available for sale, as of September 30, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$10,216	$413	$9,475	$189	$19,691	$602
Federal agencies [1]	26,951	296	—	—	26,951	296
Federal agency issued
mortgage-backed securities [1]	90,324	1,770	58,894	1,247	149,218	3,017
Subtotal	127,491	2,479	68,369	1,436	195,860	3,915
Corporate obligations:
Industrial	192,766	7,151	66,068	6,928	258,834	14,079
Energy	97,575	5,565	17,305	1,928	114,880	7,493
Technology	6,620	512	7,739	938	14,359	1,450
Communications	41,644	2,999	13,901	1,780	55,545	4,779
Financial	219,041	27,961	83,256	22,722	302,297	50,683
Consumer	153,780	7,365	62,437	8,662	216,217	16,027
Public utilities	118,693	6,544	12,647	1,329	131,340	7,873
Total corporate obligations	830,119	58,097	263,353	44,287	1,093,472	102,384
Corporate private-labeled
mortgage-backed securities	130,897	17,997	94,562	20,895	225,459	38,892
Other	95,274	8,134	55,438	10,514	150,712	18,648
Redeemable preferred stocks	11,739	3,336	—	—	11,739	3,336
Fixed maturity securities	1,195,520	90,043	481,722	77,132	1,677,242	167,175
Equity securities	3,924	2,201	7,950	3,646	11,874	5,847
Total	$1,199,444	$92,244	$489,672	$80,778	$1,689,116	$173,022

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

All securities in the table are expected to continue to perform to the contractual terms, which may be at maturity.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the third quarter of 2008 was $37.6 million, which consisted of net loss of $15.2 million and other comprehensive loss of $22.4 million. The increase in other comprehensive loss was largely due to an increase in unrealized losses, which was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the quarter ended September 30, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently. Comprehensive income for the third quarter of 2007 was $19.7 million, which consisted of net income of $9.1 million and other comprehensive income of $10.6 million. The other comprehensive income was due primarily to an increase in unrealized investment gains as a result of a decrease in interest rates during the quarter.

Comprehensive loss was $83.7 million for the nine months ended September 30, 2008, which consisted of net loss of $9.9 million and other comprehensive loss of $73.8 million. Comprehensive income was $18.6 million for the nine months ended September 30, 2007, which consisted of net income of $29.2 million and other comprehensive loss of $10.6 million. The change in other comprehensive loss in 2008 versus 2007 was due primarily to an increase in unrealized losses, primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets.

6. NOTES PAYABLE

The following table provides information for Notes Payable.

	September 30	December 31
	2008	2007
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 2.28% ,
(4.87% at December 31, 2007) secured by mortgage-backed securities
totaling $123,475 ($135,355 at December 31, 2007).	$7,555	$10,400
	$7,555	$10,400

As a member of the FHLB with a capital investment of $5.3 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment in the FHLB of $0.1 million in the third quarter of 2008 and $0.3 million in the nine-month period ended September 30, 2008. Dividends received in the third quarter of 2007 were $0.1 million and $0.2 million in the nine-month period ended September 30, 2007.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates, currently 2.70%. Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in November of 2008. The Company anticipates renewing these lines as they come due.

All borrowings are used to enhance liquidity and investment strategies. Notes payable of $2.1 million and $5.5 million mature and are due in 2008 and 2009, respectively.

7. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding was 11,518,053 and 11,842,494 for the quarters ended September 30, 2008 and 2007, respectively. The average number of shares outstanding was 11,605,979 and 11,851,906 for the nine months ended September 30, 2008 and 2007, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

8. INCOME TAXES

The third quarter income tax benefit was $8.3 million or 35% of income before tax for 2008, versus an income tax expense of $3.8 million or 29% of income before tax for the prior year period. The income tax benefit for the nine months ended September 30, 2008 was $5.7 million or 36% of income before tax for 2008, versus $12.5 million or 30% of income before tax for the prior year period.

The effective income tax rate in the third quarter of 2008 was equal to the prevailing corporate federal income tax rate of 35%, primarily due to the benefit of a reduction in the income tax contingency being equally offset by prior year taxes. The impact of reducing the income tax contingency was a benefit of approximately 1% of income before tax. The impact of the true-up of prior year taxes was an expense of approximately 1% of income before tax. The effective income tax rate in the third quarter of 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the third quarter of 2008 was a benefit of approximately 2% of income before tax.

The effective tax rate in the nine months ended September 30, 2008 was greater than the prevailing corporate federal income tax rate of 35% due to a 3% rate benefit resulting primarily from dividends received deduction, a reduction in tax contingency and affordable housing tax credits, partially offset by a 2% decrease in rate benefit resulting from prior year taxes. The effective income tax rate in the nine months ended September 30, 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the nine months of 2007 was a benefit of approximately 2% of income before tax.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Total
Insurance revenues:
Third quarter:	2008	$31,214	$12,268	$15,446	$(119)	$58,809
	2007	31,215	11,348	15,495	(149)	57,909
Nine months:	2008	$94,384	$36,235	$46,175	$(415)	$176,379
	2007	93,168	34,142	46,870	(450)	173,730

Net investment income:
Third quarter:	2008	$41,057	$134	$3,146	$—	$44,337
	2007	43,416	132	3,321	—	46,869
Nine months:	2008	$126,393	$389	$9,634	$—	$136,416
	2007	132,336	319	9,969	—	142,624

Net income (loss):
Third quarter:	2008	$(14,290)	$(471)	$(417)	$—	$(15,178)
	2007	8,602	(553)	1,082	—	9,131
Nine months:	2008	$(8,483)	$(1,550)	$134	$—	$(9,899)
	2007	27,035	(1,114)	3,328	—	29,249

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment were eliminated to arrive at Consolidated Statements of Income.

10. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	September 30		September 30
	2008	2007	2008	2007
Service cost	$421	$605	$192	$184
Interest cost	1,360	1,874	346	413
Expected return on plan assets	(1,726)	(2,826)	(13)	(13)
Amortization of:
Unrecognized actuarial loss	421	228	43	75
Unrecognized prior service cost	(118)	(162)	(91)	(94)
Net periodic benefit cost	$358	$(281)	$477	$565

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Pension Benefits		Other Benefits
	Nine Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Service cost	$1,601	$1,732	$583	$592
Interest cost	5,164	5,586	1,051	1,067
Expected return on plan assets	(6,555)	(7,091)	(39)	(40)
Amortization of:
Unrecognized actuarial loss	1,597	1,727	130	132
Unrecognized prior service cost	(449)	(485)	(279)	(283)
Net periodic benefit cost	$1,358	$1,469	$1,446	$1,468

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

The plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007 during the first nine months of 2008. A payment of $1.0 million was made in the first nine months of 2007 for the three-year interval ended December 31, 2007.  No payments were made in the third quarters of 2008 or 2007.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of compensation accrued as an operating expense was $1.4 million in the third quarter of 2008 and the associated tax benefit was $0.5 million. The cost of compensation credited as an operating expense in the third quarter of 2007 was $0.2 million, with an associated tax expense of less than $0.1 million. The cost of compensation accrued as an operating expense for the nine-month period ended September 30, 2008 was $1.8 million, with an associated tax benefit of $0.6 million. The cost of compensation credited as an operating expense for the nine-month period ended September 30, 2007 was $0.3 million, with an associated tax expense of $0.1 million.

12. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2008, the Company had purchase commitments to fund mortgage loans and other investments of $5.4 million. Subsequent to September 30, 2008, the Company entered into commitments to fund additional mortgage loans of $0.3 million and to complete sale commitments of $0.7 million.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

15. SUBSEQUENT EVENT

Subsequent to September 30, 2008, the credit and liquidity crisis in the United States and throughout the global financial system continued to generate substantial volatility in the financial markets and the banking system. Should this enviroment and similar events continue, such subsequent events could have a significant impact on the Company’s investment portfolio. The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of September 30, 2008 has not changed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted, amounts are stated in thousands, except share data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarter and nine months ended September 30, 2008 and 2007 and the financial condition of the Company as of September 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results. Interim results are not necessarily indicative of results for the entire year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The Company earns revenues primarily from premiums received from the sale of life, annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets. For financial statement purposes, revenues from the sale of traditional life insurance and annuity products and supplemental contracts with life contingencies are reported as premium income. Considerations for supplemental contracts with life contingencies are reported as part of other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplemental contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sales of life, annuity, and accident and health products;
•	The rate of morbidity, disability and incurrence of other policyholder benefits;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;
•	Persistency of existing insurance policies;
•	Interest rates credited to policyholders;
•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	Investment spreads earned on policyholder account balances;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;
•	Timely and cost-effective access to liquidity;
•	Management of distribution costs and operating expenses.

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

Starting in 2007 and continuing into 2008, negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues. The interest rate and credit environment continues to present a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities. These negative conditions may persist into the future as the credit and equity markets continue to be severely challenged, particularly in the financial services sector. The Company is broadly diversified and has high quality investments, as 94% of all fixed maturity securities were investment grade at September 30, 2008. However, as a result of the consolidations currently occurring in the financial servies sector, diversification in this sector will be a challenge until greater market stabilization occurs. In addition, the U.S. Government’s entrance into private company arrangements and specific guarantees may add further complications to a variety of issues, yet to be fully determined.

The largest factor in the lower net income for the third quarter of 2008 compared to the third quarter of 2007 was realized investment losses. The Company had a net realized loss of $29.3 million in the third quarter of 2008 compared to a $1.3 million net realized gain in the third quarter of 2007. In the third quarter of 2008, write-downs of investments due to the recognition of other-than-temporary impairments totaled $32.5 million. There were no investments written down for other-than-temporary impairments during the third quarter of 2007. The decline in net income for the first nine months of 2008 compared to the same period in 2007 was primarily due to realized investment losses. The Company had a net realized loss of $37.6 million in the first nine months of 2008 compared to a $6.5 million gain a year ago. Write-downs of other-than-temporarily impaired investments totaled $42.7 million, for the first nine months of 2008, while no investments were written down during the first nine months of 2007.

Significant Risks

The Company is subjected to a variety of risk factors that may affect current and future results. Risk factors and cautionary factors that may affect future results were identified in Item 1A. of the Company’s 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. Please refer to the Company’s 2007 Form 10-K at the Company’s website, www.kclife.com. Risk factors that are specifically pertinent to the current-period financial statements are listed below.

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

The Company is entitled to reset the interest rates on fixed-rate annuities but only at limited, pre-established intervals. Because many of the Company’s policies have guaranteed minimum interest or crediting rates, spreads could decrease and potentially become negative.

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

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of guarantees embedded in these products.

The Company’s policy claims fluctuate from period to period, resulting in earnings volatility.

The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company. However, the Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued, individual life insurance contracts.

The Company could be forced to sell investments at a loss to meet policyholder withdrawals.

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

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses, interest rates, tax liability, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, value of business acquired, policy reserves and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience, as well as changes in estimates are used to prepare the Company’s income statements. To the extent the Company’s actual experience varies from period to period, deviations in our financial statements will result.

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

Consolidated Results of Operations

Summary of Results

The Company incurred a net loss of $15.2 million in the third quarter of 2008, compared to $9.1 million in net income in the third quarter of 2007. Net loss per share was $1.30 versus net income per share of $0.77 in last year’s third quarter. The net loss for the nine months was $9.9 million, compared to last year’s net income of $29.2 million. Net loss per share was $0.85, compared to $2.47 net income per share one year ago.

The primary factor in the decline in the third quarter results was net realized investment losses, which totaled $29.3 million in 2008 versus a $1.3 million net investment gain in 2007. In addition, net investment income decreased $2.5 million or 5%, policyholder benefits increased $2.1 million or 5% and operating expenses increased $4.6 million or 23% versus a year ago. Partially offsetting these, total insurance revenues increased $0.9 million or 2%, other revenues increased $1.6 million or 59% and interest credited to policyholder account balances decreased $0.9 million or 4%.

The decline in net income for the nine months versus the same period one year ago largely resulted from realized investment losses. The Company had a net realized investment loss of $37.6 million in 2008 versus a net realized investment gain of $6.5 million in 2007. Net investment income decreased $6.2 million or 4%, policyholder benefits increased $8.2 million or 6% and operating expenses increased $5.1 million or 8%. These were partially offset by a $2.6 million or 2% increase in total insurance revenues and a $3.0 million or 4% decrease in interest credited to policyholder account balances.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows. The first set of tables below reconciles premiums included in insurance revenues and provides detail by new and renewal business. New premiums are also detailed by product. The second set of tables reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits by product.

The Company’s marketing plan has been to focus its primary growth strategies on individual life insurance business in both the Individual Insurance and Old American segments. This growth strategy includes new premiums for individual life products and new deposits for universal life and variable universal life products. The marketing plan includes strategies to grow the business through its existing sales force and the addition of new agents and general agents. The Company believes that growth in both the number of general agents and agents is essential to this strategy. Accordingly, the Company has placed an emphasis on recruiting new general agents and agents over the past two years and providing more training and direct support within the field. In addition, the growth strategy also encourages a product mix that includes both life and annuity products.

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

Consolidated total premiums increased 4% in the third quarter versus the same period in the prior year as total new premiums increased 21% and total renewal premiums increased 1%. New premiums increased $1.5 million, reflecting a $0.7 million increase in both immediate annuity and group dental premiums. The increase in annuity premiums reflects changes in consumer preferences. New individual life premiums increased 9%, which includes an 11% increase in new premiums in the Old American segment. New group life premiums increased 19% and new group accident and health premiums increased 22%, the latter reflecting the increase in dental premiums.

Total premiums for the nine months increased 3% versus a year ago. Total new premiums increased 23% while total renewal premiums declined 1%. New premiums increased $5.2 million, largely due to a $3.5 million increase in immediate annuity premiums. The increase in annuity premiums reflects changes in consumer preferences. New individual life premiums increased 7%, which includes a 12% increase in new premiums in the Old American segment. The increase in new premiums at the Old American segment reflects a combination of product, compensation and distribution expansion. New group life premiums increased 45% and new group accident and health premiums increased 7%, the latter including a $1.7 million or 35% increase in new dental premiums. These improvements reflect an increase in the number of sales representatives, the realignment of sales territories, and enhanced product features within the dental product line. The Company exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this product line from 2007 premiums would result in a 5% increase in total premiums, a 37% increase in total new premiums and a 57% increase in new group accident and health premiums. The increase in new group accident and health premiums was largely due to the increase in group dental premiums. The slight decline in total renewal premiums was largely the result of a 2% decline in total individual life renewal premiums.

	Quarter ended September 30
	2008	%	2007	%
New premiums:
Individual life insurance	$3,358	9	$3,094	5
Immediate annuities	2,426	41	1,723	34
Group life insurance	518	19	437	80
Group accident and health insurance	2,748	22	2,255	(20)
Total new premiums	9,050	21	7,509	3
Renewal premiums	35,811	1	35,535	(1)
Total premiums	$44,861	4	$43,044	—

	Nine Months ended September 30
	2008	%	2007	%
New premiums:
Individual life insurance	$9,769	7	$9,089	(2)
Immediate annuities	9,014	64	5,505	33
Group life insurance	1,598	45	1,101	52
Group accident and health insurance	8,232	7	7,661	(9)
Total new premiums	28,613	23	23,356	3
Renewal premiums	106,197	(1)	107,668	(1)
Total premiums	$134,810	3	$131,024	—

Total new deposits declined $3.1 million or 16% in the third quarter and $2.5 million or 5% in the nine months compared with the prior year. New universal life sales increased 4% in the third quarter but decreased 7% in the nine months. New variable universal life sales increased 4% in the third quarter but declined 20% in the nine months. New fixed deferred annuities decreased $2.2 million or 25% in the third quarter and $2.8 million or 13% in the nine months. New variable annuity deposits decreased $1.0 million or 15% in the third quarter but increased $1.2 million or 6% in the nine months. The declines reflect the difficult economic environment, increased competition, and the continued impact of alternative products in the marketplace. Renewal deposits increased $0.4 million or 1% in the third quarter but decreased $5.0 million or 5% in the nine months. For the third quarter, renewal universal life and fixed deferred annuity deposits increased, while variable annuity and variable universal life deposits decreased. For the nine months, renewal universal life, variable universal life and variable annuity deposits decreased while fixed deferred annuity deposits increased.

	Quarter ended September 30
	2008	%	2007	%
New deposits:
Universal life insurance	$2,741	4	$2,641	(9)
Variable universal life insurance	501	4	481	(4)
Fixed deferred annuities	6,532	(25)	8,727	7
Variable annuities	5,800	(15)	6,798	17
Total new deposits	15,574	(16)	18,647	7
Renewal deposits	33,421	1	33,037	1
Total deposits	$48,995	(5)	$51,684	3

	Nine Months ended September 30
	2008	%	2007	%
New deposits:
Universal life insurance	$7,482	(7)	$8,076	5
Variable universal life insurance	1,510	(20)	1,878	1
Fixed deferred annuities	17,967	(13)	20,727	(11)
Variable annuities	20,811	6	19,604	29
Total new deposits	47,770	(5)	50,285	5
Renewal deposits	99,604	(5)	104,629	(1)
Total deposits	$147,374	(5)	$154,914	1

Insurance Revenues

Insurance revenues consist of premiums from traditional insurance products, and contract charges less reinsurance ceded. In the third quarter of 2008, total insurance revenues increased 2%, reflecting a 4% increase in total premiums. This was partially offset by a 3% decrease in contract charges and a 1% increase in reinsurance ceded. Total annuity premiums increased 41%, total individual life premiums increased 2% and total accident and health premiums increased 5%. Total group life premiums increased 7%. Total individual life premiums rose 4% from the Individual Insurance segment and declined 1% from the Old American segment. For the nine months, total insurance revenues increased 2% as premiums increased 3%, reinsurance ceded declined 3% and contract charges decreased 3%. The increase in premiums resulted from a 64% increase in total annuity premiums and a 1% increase in total accident and health premiums. Total individual life premiums declined 1% compared to one year ago and total group life premiums increased 7%. Total individual life premiums increased 1% from the Individual Insurance segment and declined 2% from the Old American segment.

Contract charges consist of fees charged on universal life-type, deposit-type or investment-type products. Total contract charges declined 3% in the both the third quarter and the nine months. Policy charges declined in both the third quarter and nine months, resulting from a decline in policyholder account balances and increased sales of certain products where the contract charges are not recognized in income immediately but are deferred as unearned revenues and are amortized into income similar to the amortization of deferred acquisitions costs (DAC). Another contributing factor in the decrease in year-to-date contract charges was the unlocking of DAC assumptions in the second quarter of 2008, which further reduced current period recognition of these revenues. The resulting increase in unearned revenues will be recognized into income in proportion to the expected future gross profits of the business.

Reinsurance ceded increased 1% in the third quarter but decreased 3% in the nine months. The decrease in the nine months was largely due to a reduction in reinsurance ceded on group products, largely due to the elimination of the stop loss business. The decline in stop loss reinsurance totaled $2.1 million for the nine months. Reinsurance ceded also declined in the Old American segment, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues

Net investment income declined 5% in the third quarter and 4% in the nine months compared with the same periods one year ago. Net investment income results were primarily impacted by changes in the Company’s invested asset base and yields available on the portfolio. In addition, expenses associated with investment income declined, impacting results.

Gross investment income in the third quarter declined $3.3 million or 7% compared with the same period in 2007. This decrease primarily resulted from a $1.9 million decline in gross investment income on reduced investment assets and a $1.4 million decline from lower investment yields. Gross investment income in the nine months declined $6.4 million or 4% compared with a year ago. This decrease primarily resulted from a $5.7 million decline in gross investment income on reduced investment assets. Gross investment income decreased $0.7 million as a result of decreased yields. The decline in yields includes reductions due to lower rate resets of floating rate notes, maturities and calls on securities with yields greater than the portfolio average and reduced returns on non-fixed-

maturity investments. The decline in investment assets reflects declines in book value largely resulting from a decline in asset values.

Investment expenses decreased $0.7 million or 22% for the third quarter and $0.2 million or 3% for the nine months. The decrease in the third quarter was primarily due to a decrease in real estate investment expenses. The decrease for the nine months was largely the result of a $0.9 million decrease in real estate investment expenses that was partially offset by a $0.5 million increase in interest expense on short-term borrowed money. The Company has an investment in the Federal Home Loan Bank from which it is allowed to borrow money at favorable interest rates. The Company periodically borrows and subsequently reinvests these proceeds in higher-yielding investments. The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings.

The Company recorded net realized investment losses of $29.3 million in the third quarter of 2008 compared with $1.3 million in net investment gains in the third quarter of 2007. Investment losses of $32.5 million were due to write-downs of certain investment securities that were considered other-than-temporarily impaired. These were partially offset by $1.4 million of investment gains realized on securities called. The financial sector has been hit hard by economic pressures and sub-prime residential mortgage issues. These pressures have resulted in large price dislocations that have affected many securities and companies in the financial sector. The realized investment gains in the third quarter of 2007 were largely due to sales of real estate properties, which generated gains of $1.2 million.

Net realized investment losses for the nine months totaled $37.6 million in 2008 compared to $6.5 million in net realized investment gains in 2007. Investment losses of $42.7 million were due to write-downs of investment securities during the nine months, $32.5 million from the third quarter and $10.2 million from the second quarter. These were partially offset by $0.7 million of investment gains realized on the sale of real estate and $2.6 million of investment gains realized on securities called put and other. The net realized investment gain in the nine months of 2007 was largely due to the sale of real estate properties, which generated realized investment gains of $4.7 million, $1.9 million gain from the sale of Generations Bank and $0.5 million in net gains realized on investment securities called put and other.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter. The total fair value of the affected securities after the write-downs was $17.9 million. No other-than-temporary impairments were identified during the third quarter of 2007.

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and was written down by a total of $9.2 million. This firm was part of the financial industry that was hit hard by the mortgage credit crisis. After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy. 3) Two securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and alt-a mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million. These issuers have also experienced declines in value related to the mortgage credit crisis and have recently been downgraded to a negative outlook. 5) One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles. The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down. 6) One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. This issuer is primarily in the radio and advertising business. 7) One security provides custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.8 million. 8) One security was a bank holding company that recently filed for bankruptcy. This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the Federal Deposit Insurance Corporation (FDIC) as its receiver. As a result of the bankruptcy filing, this security was written down $0.8 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity issers had other-than-temporary impairments. These securities were written down by a combined $10.2 million in the second quarter. The total fair value of the affected securities after the write-downs was $16.8 million. No other-than-temporary impairments were identified during the second quarter of 2007.

Following is a description of the securities that were written down during the second quarter of 2008: 1) Three of the securities were written down by a total of $3.3 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously. 2) Two securities were collateralized debt obligations (CDOs) and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. 3) One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. 4) The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

The following table provides detail concerning realized investment gains and losses for the third quarter and nine month periods of 2008 and 2007.

	Quarter ended		Nine Months ended
	September 30		September 30
Realized Investment Gains and Losses	2008	2007	2008	2007
Gross gains resulting from:
Sales of investment securities	$—	$12	$3	$37
Investment securities called, put and other	1,430	586	2,625	1,308
Sales of real estate	146	1,213	722	4,703
Sale of Generations Bank	—	—	—	1,904
Other investment gains	—	—	1	—
Total gross gains	1,576	1,811	3,351	7,952
Gross losses resulting from:
Sales of investment securities	—	(3)	(448)	(633)
Other-than-temporarily impaired
write-downs of investment securities	(32,462)	—	(42,687)	—
Investment securities called, put and other	—	(527)	—	(833)
Other investment losses	—	—	—	—
Total gross losses	(32,462)	(530)	(43,135)	(1,466)
Amortization of DAC and VOBA	1,591	58	2,200	15
Realized investment gains (losses)	$(29,295)	$1,339	$(37,584)	$6,501

Investment Accounting Policy and Analysis of Investments

The Company seeks to protect policyholders’ benefits by optimizing risk and return on an ongoing basis through managing asset and liability cash flows, monitoring credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification, among other things. The Company has three primary sources of investment risk:

•	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
•	Interest rate risk, relating to the market price and/or cash flow associated with changes in market yield and curves; and
•	Equity risk, relating to the adverse fluctuations in a particular equity position.

The Company’s ability to manage these risks is essential to the success of the organization. In particular, the Company devotes considerable resources to the credit analysis of each new investment and the ongoing credit positions. The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Credit risk is managed primarily through industry, issuer, structure and asset diversification. In addition, the Company’s Investment Committee is appointed by the Board of Directors and is responsible for establishing investment policies and approving or authorizing all investments.

The following table provides information regarding fixed maturity securities by sector as of September 30, 2008.

		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$67,410	$47,719	$1,624	$19,691	$602
Federal agencies [1]	74,751	47,800	620	26,951	296
Federal agency issued
mortgage-backed securities [1]	214,645	65,427	1,118	149,218	3,017
Subtotal	356,806	160,946	3,362	195,860	3,915
Corporate obligations:
Industrial	384,008	125,175	4,503	258,833	14,079
Energy	198,488	83,608	3,940	114,880	7,493
Technology	33,408	19,049	578	14,359	1,450
Communications	72,442	16,897	478	55,545	4,779
Financial	349,621	47,324	1,921	302,297	50,683
Consumer	282,375	66,158	2,710	216,217	16,027
Public utilities	244,329	112,989	4,875	131,340	7,873
Total corporate obligations	1,564,671	471,200	19,005	1,093,471	102,384
Corporate private-labeled
mortgage-backed securities	241,035	15,576	255	225,459	38,892
Other	237,377	86,664	487	150,713	18,648
Redeemable preferred stocks	11,739	—	—	11,739	3,336
Fixed maturity securities	$2,411,628	$734,386	$23,109	$1,677,242	$167,175

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by sector as of December 31, 2007.

		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$72,440	$52,853	$1,638	$19,587	$409
Federal agencies [1]	105,471	93,281	2,527	12,190	113
Federal agency issued
mortgage-backed securities [1]	228,841	62,402	1,047	166,439	2,977
Subtotal	406,752	208,536	5,212	198,216	3,499
Corporate obligations:
Industrial	438,593	276,653	11,209	161,940	6,358
Energy	212,829	157,104	9,883	55,725	946
Technology	37,802	26,902	1,104	10,900	794
Communications	95,004	53,680	2,989	41,324	2,242
Financial	447,863	203,810	6,915	244,053	13,439
Consumer	305,914	161,514	6,752	144,400	5,337
Public utilities	253,141	194,279	11,318	58,862	1,284
Total corporate obligations	1,791,146	1,073,942	50,170	717,204	30,400
Corporate private-labeled
mortgage-backed securities	246,205	48,403	590	197,802	4,910
Other	182,043	36,583	1,161	145,460	6,236
Redeemable preferred stocks	4,927	—	—	4,927	124
Fixed maturity securities	$2,631,073	$1,367,464	$57,133	$1,263,609	$45,169

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2007, the Company had $45.2 million in gross unrealized losses on fixed maturities which were offset by $57.1 million in gross unrealized gains. At September 30, 2008, the Company’s unrealized losses had increased to $167.2 million and were partially offset by $23.1 million in gross unrealized gains. Approximately 61% of the gross unrealized losses at September 30, 2008 were in the category of corporate obligations. The financial sector was the single largest contributor to that category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, at September 30, 2008, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industries, accounted for 23% of the gross unrealized losses. This represented an increase from 11% at December 31, 2007.

The following table identifies fixed maturity securities available for sale by rating.

	September 30, 2008		December 31, 2007
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$796,439	33%	$885,230	34%
AA	207,927	9%	215,383	8%
A	627,297	25%	665,713	25%
BBB	646,621	27%	703,897	27%
Total investment grade	2,278,284	94%	2,470,223	94%
BB	89,830	4%	115,493	4%
Other	43,514	2%	45,357	2%
Total below investment grade	133,344	6%	160,850	6%
	$2,411,628	100%	$2,631,073	100%

As of September 30, 2008 and December 31, 2007, 94% of all fixed maturity securities were investment grade, reflecting the high quality of securities maintained by the company.

Analysis of Unrealized Losses on Securities

The Company reviews all security investments, specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

This process also involves monitoring several factors including late payments, downgrades by rating agencies, asset quality, key financial ratios, financial statements, revenue forecasts and cash flow projections, as indicators of credit issues.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to: (1) the current fair value of the security as compared to cost; (2) the extent and the length of time the fair value has been below cost; (3) the financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, debt levels and income results; (4) significant management or organizational changes; (5) significant uncertainty regarding the issuer’s industry; (6) violation of financial covenants; (7) consideration of information or evidence that supports timely recovery; and (8) other business factors related to the issuer’s industry.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

•	Risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;
•	Risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated;
•	Risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities;
•	Risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value;
•	The risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates.

Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of September 30, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$10,216	$413	$9,475	$189	$19,691	$602
Federal agencies [1]	26,951	296	—	—	26,951	296
Federal agency issued
mortgage-backed securities [1]	90,324	1,770	58,894	1,247	149,218	3,017
Subtotal	127,491	2,479	68,369	1,436	195,860	3,915
Corporate obligations:
Industrial	192,766	7,151	66,068	6,928	258,834	14,079
Energy	97,575	5,565	17,305	1,928	114,880	7,493
Technology	6,620	512	7,739	938	14,359	1,450
Communications	41,644	2,999	13,901	1,780	55,545	4,779
Financial	219,041	27,961	83,256	22,722	302,297	50,683
Consumer	153,780	7,365	62,437	8,662	216,217	16,027
Public utilities	118,693	6,544	12,647	1,329	131,340	7,873
Total corporate obligations	830,119	58,097	263,353	44,287	1,093,472	102,384
Corporate private-labeled
mortgage-backed securities	130,897	17,997	94,562	20,895	225,459	38,892
Other	95,274	8,134	55,438	10,514	150,712	18,648
Redeemable preferred stocks	11,739	3,336	—	—	11,739	3,336
Fixed maturity securities	1,195,520	90,043	481,722	77,132	1,677,242	167,175
Equity securities	3,924	2,201	7,950	3,646	11,874	5,847
Total	$1,199,444	$92,244	$489,672	$80,778	$1,689,116	$173,022

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2007.

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

At September 30, 2008, approximately 53% of the gross unrealized losses from the fixed maturity portfolio was attributable to securities having gross unrealized losses of less than 12 months. This compares to December 31, 2007, when 31% of the gross unrealized losses were less than 12 months. The financial sector in corporate obligations and corporate private-labeled mortgage-backed securities experienced the largest changes during the nine months.

The following table summarizes the fixed maturity securities with unrealized losses as of September 30, 2008 and December 31, 2007 by ratio of unrealized loss to amortized cost.

	September 30, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,271,308	$1,217,145	$54,163
Unrealized losses of 20% or less and greater than 10%	366,435	314,805	51,630
Subtotal	1,637,743	1,531,950	105,793
Unrealized losses greater than 20% :
Investment grade
Less than six months	168,142	120,398	47,744
Six months or more and less than twelve months	15,236	8,078	7,158
Twelve months or greater	—	—	—
Total investment grade	183,378	128,476	54,902
Below investment grade
Less than six months	23,296	16,816	6,480
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	23,296	16,816	6,480
Unrealized losses greater than 20%	206,674	145,292	61,382
Total unrealized losses	$1,844,417	$1,677,242	$167,175

	December 31, 2007
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,221,745	$1,191,230	$30,515
Unrealized losses of 20% or less and greater than 10%	67,748	58,444	9,304
Subtotal	1,289,493	1,249,674	39,819
Unrealized losses greater than 20% :
Investment grade
Less than six months	9,246	6,938	2,308
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	9,246	6,938	2,308
Below investment grade
Less than six months	10,039	6,997	3,042
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	10,039	6,997	3,042
Unrealized losses greater than 20%	19,285	13,935	5,350
Total unrealized losses	$1,308,778	$1,263,609	$45,169

Total unrealized losses on fixed maturity securities at September 30, 2008 were $167.2 million. The Company segments these unrealized losses into three primary categories. The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $54.2 million or 32% of the total unrealized losses on fixed maturity securities. The second category reflects total unrealized losses of 20% or less and greater than 10%. This category totaled $51.6 million or 31% of the total unrealized losses. The third category includes total unrealized losses greater than 20%. This category totaled $61.4 million or 37% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $54.9 million in unrealized losses, while securities rated below investment grade had $6.5 million in unrealized losses at September 30, 2008.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $47.7 million and $7.2 million for less than six months and six or more and less than twelve-month periods, respectively, at September 30, 2008. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $6.5 million for less than six months. The Company had no securities below investment grade with unrealized losses of greater than 20% for six months or more and less than twelve month periods and twelve months or greater, respectively, at September 30, 2008.

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

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of September 30, 2008.

			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$542,725	33%	$51,567	31%
AA	138,407	8%	13,928	8%
A	426,355	25%	45,306	27%
BBB	479,901	29%	42,822	26%
Total investment grade	$1,587,388	95%	$153,623	92%
BB	58,198	3%	7,848	5%
Other	31,656	2%	5,704	3%
Total below investment grade	89,854	5%	13,552	8%
	$1,677,242	100%	$167,175	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2007.

			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$528,319	42%	$13,798	31%
AA	75,853	6%	1,611	4%
A	272,486	21%	10,064	22%
BBB	312,246	25%	11,485	25%
Total investment grade	$1,188,904	94%	$36,958	82%
BB	47,775	4%	5,319	12%
Other	26,930	2%	2,892	6%
Total below investment grade	74,705	6%	8,211	18%
	$1,263,609	100%	$45,169	100%

As of September 30, 2008, 95% of the fair value for fixed maturity securities with gross unrealized losses were investment grade compared to 94% at December 31, 2007.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of September 30, 2008 and December 31, 2007. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$56,426	$1,290
Due after one year through five years	324,339	24,111
Due after five years through ten years	575,529	54,416
Due after ten years	321,297	41,809
Total	1,277,591	121,626
Mortgage and asset-backed securities	387,912	42,213
Redeemable preferred stocks	11,739	3,336
Total	$1,677,242	$167,175

	December 31, 2007
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$36,096	$187
Due after one year through five years	245,585	8,898
Due after five years through ten years	302,597	13,482
Due after ten years	287,270	13,550
Total	871,548	36,117
Mortgage and asset-backed securities	387,134	8,928
Redeemable preferred stocks	4,927	124
Total	$1,263,609	$45,169

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months as of September 30, 2008. The Company has evaluated three fixed-maturity securities in this category, and prepared detailed analyses on these positions. The Company has evaluated and considered a wide variety of factors to determine whether these positions are other-than-temporarily impaired. One security is a senior tranche of a MBS structure backed by conforming alt-a mortgages on residential properties. Regardless of individual deal performance and vintage, alt-a mortgages have suffered indiscriminate price depreciation in the current market. The second security is a midwest multi-bank holding company that has suffered as part of the residential mortgage crisis that began in 2007. This bank has one of the highest capital ratios within its peer group. It has a broad retail banking network with broad geographic diversification and sizeable core deposit base. The third security is part of an international banking institution that has experienced the effects of the global credit deterioration and the U.S. residential mortgage crises. In spite of recent net losses and disruption in generating new revenue, the issuers continue to hold investment grade ratings and maintain high-quality investment portfolios, substantial statutory capital, more than sufficient claims paying resources, and they continue to meet current contractual obligations.

The Company has written down certain investments in previous periods. Securities previously written down and still owned as of September 30, 2008 and December 31, 2007 are identified in the tables below.

	September 30, 2008
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$29,586	$26,704	$(2,882)
Six months or more and less than twelve months	3,180	2,400	(780)
Twelve months or greater	1,936	2,012	76
Total	$34,702	$31,116	$(3,586)

	December 31, 2007
	Carrying	Fair	Unrealized
Time owned since write-down:	Amount	Value	gain/(loss)
Less than six months	$6,136	$6,136	$—
Six months or more and less than twelve months	—	—	—
Twelve months or greater	483	1,003	520
Total	$6,619	$7,139	$520

The Company is exposed to risk that issuers of securities owned by the Company will default or that interest rates, or credit spreads or liquidity factors will change and cause a decrease in the value of its investments. With mortgage-backed securities, the Company is also exposed to prepayment and extension risks. As interest rates change, the rate at which these securities pay down principal may change. These risks are mitigated by investing in high-quality, investment-grade securities and managing the maturities and cash flows of investments and liabilities to the greatest extent possible.

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  Market dislocations have exacerbated this issue as some sources of liquidity, such as asset-backed commercial paper, auction-rate markets and bank financing have contracted.  Demand for investments securitized by home loans has also fallen significantly, making it more difficult for mortgage loan originators to sell their loans profitably.  Home prices continue to fall, which hinders potential sales and loan refinancings that might otherwise avert defaults.  These issues have largely been centered around increasing delinquencies and default rates by subprime borrowers. Many investors have shunned securities backed by home loans, regardless of the actual quality of the underlying assets, sending market values for this entire class of securities downward.The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include alt-a or jumbo loans, unless the collateral otherwise meets the preceding definition. At September 30, 2008, the Company had investments with subprime residential mortgage exposure of $27.5 million and a related $6.0 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets and all such assets were valued based on external pricing sources.  These investments fall under the Company's normal process for evaluation of other-than-temporarily imparied securities.

Other Revenues

Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate and income received on the sale of low income housing tax credit (“LIHTC”) investments. Other revenues increased $1.6 million or 59% in the third quarter and $0.7 million or 7% in the nine months compared to a year ago. The increase in the third quarter was largely due to additional sales of LIHTC investments and the timing of receipt on those sales. The increase in the nine months was due to the additional sales of LIHTC investments.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. For the periods presented, the largest component of policyholder benefits was death benefits. Death benefits reflect mortality results. Mortality will fluctuate from period-to-period and has remained within pricing expectations for the periods presented.

Policyholder benefits increased $2.1 million or 5% in the third quarter compared to a year ago. This increase was due to several factors. Dental benefits increased, related to greater amounts of business and higher loss ratios. Benefit and contract reserves increased from immediate annuity sales, as reserves are established virtually on a one-for-one basis with premiums. Lastly, supplemental contract payments and annuity benefits increased. These increases were partially offset by a decrease in death benefits.

Policyholder benefits increased $8.2 million or 6% in the nine months versus one year ago. The increase in the nine months was primarily due to the increase in benefit and contract reserves and higher dental benefits, as discussed above. In addition, death benefits increased in the nine months.

In 2007, the Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative, and as such is accounted for at fair value. These annuity riders had an increase in value of $1.0 million in the third quarter and $1.3 million in the first nine months of 2008, largely due to changes in the equity and credit markets. The value of the riders will fluctuate depending on market conditions.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to contractual agreements. There are minimum levels assumed in certain contracts as well as adjustments made to reflect current market availability. Accordingly, the Company reviews and adjusts crediting rates as necessary to either market availability or contractual minimums. Interest credited to policyholder account balances decreased $0.9 million or 4% in the third quarter and $3.0 million or 4% in the nine months, compared with a year ago. Amounts credited are a function of account balances available multiplied by an appropriate crediting rate. As account balances decline, so will the amount of interest credited to policyholder account balances. In addition, the Company reduced crediting rates on selected products to remain in line with rates available in the market. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

Certain life insurance and annuity products require that DAC is amortized in proportion to the expected future gross profits. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment. A similar analysis is performed on VOBA at least annually and, if necessary, adjustments are made in the current period VOBA amortization.

The amortization of DAC and VOBA decreased $0.2 million or 2% in the third quarter and was relatively flat in the nine months compared to a year ago. Amortization of DAC was flat in the third quarter and increased $1.8 million or 8% in the nine months versus a year ago. In the third quarter, DAC amortization from variable products increased, reflecting the impact of the negative fluctuations within the financial markets. Also, DAC amortization increased for the Old American segment as recently issued insurance policies with higher commission rates terminated, releasing higher DAC amounts. Partially offsetting these increases was a reduction in amortization of certain policyholder accounts due to higher withdrawals in the prior year. The increase in the nine months was largely the result of three factors. First, DAC amortization increased on variable products due to the market fluctuations of the account balances. Second, the termination of certain Old American policies with higher associated DAC amount from higher commission rates resulted in increased amortization. Third, partially offsetting these increases higher withdrawals on a specific block of polices in the prior year reduced amortization in 2007. In addition, DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products. In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads and mortality margins.

VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The amortization of VOBA declined $0.2 million or 14% in the third quarter, reflecting normal amortization. VOBA amortization decreased $1.8 million or 25% in the nine months. This decline can largely be attributed to a decrease in the unlocking adjustment from $1.1 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008. The unlocking adjustment in the second quarter of 2007 was related to a reduction in the mortality margins while the unlocking adjustment in the second quarter of 2008 was related to a change in the policy surrender assumptions.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $4.6 million or 23% in the third quarter and $5.1 million or 8% in the nine months. The increase in the third quarter was primarily due to the following: 1) salaries increased $1.2 million, largely due to the accrual of the share-based compensation expense as discussed in Note 11. Share-Based Payment; 2) employee benefits increased $1.4 million, primarily reflecting a reduction of benefit accruals in the prior year; and 3) expenses associated with sales of LIHTC investments increased $0.7 million. . The largest factors contributing to the increase in the nine months were the following: 1) salaries increased $1.7 million, largely due to the accrual of the share-based compensation expense mentioned above; 2) employee benefits increased $0.2 million, primarily due to the reduction of benefit accruals in the prior year; 3) expenses associated with sales of LIHTC investments during 2008 increased $0.4 million; and 4) outside labor and services increased $0.3 million .

Income Taxes

The third quarter income tax benefit was $8.3 million or 35% of income before tax for 2008, versus an income tax expense of $3.8 million or 29% of income before tax for the prior year period. The income tax benefit for the nine months ended September 30, 2008 was $5.7 million or 36% of income before tax for 2008, versus $12.5 million or 30% of income before tax for the prior year period.

The effective income tax rate in the third quarter was equal to the prevailing corporate federal income tax rate of 35%, primarily due to the benefit of a reduction in the income tax contingency being equally offset by prior year taxes. The impact of reducing the income tax contingency was a benefit of approximately 1% of income before tax. The impact of the true-up of prior year taxes was an expense of approximately 1% of income before tax. The effective income tax rate in the third quarter of 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the third quarter was a benefit of approximately 2% of income before tax.

The effective tax rate in the nine months ended September 30, 2008 was greater than the prevailing corporate federal income tax rate of 35% due to a 3% rate benefit resulting primarily from dividends received deduction, a reduction in tax contingency and affordable housing tax credits, partially offset by a 2% decrease in rate benefit resulting from prior year taxes. The effective income tax rate in the nine months ended September 30, 2007 was lower than the prevailing corporate federal income tax rate of 35% primarily due to income tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing tax credits on the effective tax rate in the nine months was a benefit of approximately 2% of income before tax.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2008 and 2007:

	Quarter ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$14,521	$13,411	$44,518	$40,939
Contract charges	27,227	28,058	81,054	83,238
Reinsurance ceded	(10,534)	(10,254)	(31,188)	(31,009)
Total insurance revenues	31,214	31,215	94,384	93,168
Investment revenues:
Net investment income	41,057	43,416	126,393	132,336
Realized investment gains (losses)	(27,984)	1,364	(35,851)	6,554
Other revenues	4,163	2,612	9,288	8,640
Total revenues	48,450	78,607	194,214	240,698

Policyholder benefits	24,087	22,946	75,868	71,627
Interest credited to policyholder account balances	21,742	22,614	65,119	68,119
Amortization of deferred acquisition costs
and value of business acquired	7,401	7,795	19,490	20,027
Operating expenses	17,505	13,079	47,396	42,365
Total benefits and expenses	70,735	66,434	207,873	202,138

Income (loss) before income tax expense (benefit)	(22,285)	12,173	(13,659)	38,560

Income tax expense (benefit)	(7,995)	3,571	(5,176)	11,525

Net income (loss)	$(14,290)	$8,602	$(8,483)	$27,035

Premium information is provided in the table below.

	Quarter ended September 30
	2008	%	2007	%
New premiums:
Individual life insurance	$1,497	6	$1,414	2
Immediate annuities	2,426	41	1,723	34
Total new premiums	3,923	25	3,137	17
Renewal premiums	10,598	3	10,274	—
Total premiums	$14,521	8	$13,411	4

	Nine Months ended September 30
	2008	%	2007	%
New premiums:
Individual life insurance	$4,339	2	$4,243	(7)
Immediate annuities	9,014	64	5,505	33
Total new premiums	13,353	37	9,748	12
Renewal premiums	31,165	—	31,191	2
Total premiums	$44,518	9	$40,939	4

Deposit information is provided in the table below.

	Quarter ended September 30
	2008	%	2007	%
New deposits:
Universal life insurance	$2,741	4	$2,641	(9)
Variable universal life insurance	501	4	481	(4)
Fixed deferred annuities	6,532	(25)	8,727	7
Variable annuities	5,800	(15)	6,798	17
Total new deposits	15,574	(16)	18,647	7
Renewal deposits	33,421	1	33,037	1
Total deposits	$48,995	(5)	$51,684	3

	Nine Months ended September 30
	2008	%	2007	%
New deposits:
Universal life insurance	$7,482	(7)	$8,076	5
Variable universal life insurance	1,510	(20)	1,878	1
Fixed deferred annuities	17,967	(13)	20,727	(11)
Variable annuities	20,811	6	19,604	29
Total new deposits	47,770	(5)	50,285	5
Renewal deposits	99,604	(5)	104,629	(1)
Total deposits	$147,374	(5)	$154,914	1

The net loss for this segment in the third quarter was $14.3 million, a decrease of $22.9 million from $8.6 million of net income in the third quarter of 2007. The loss for the nine months was $8.5 million, a decrease of $35.5 million compared with $27.0 million of net income in 2007. The decline in the third quarter was driven by $28.0 million in realized investment losses. Also contributing to the decline was a $2.4 million decrease in net investment income, a $1.1 million increase in policyholder benefits, and a $4.4 million increase in operating expenses. Partially offsetting these, other revenues increased $1.6 million and interest credited to policyholder account balances decreased $0.9 million. The decrease in net income for the nine months was largely due to $35.9 million in realized investment losses. Also, net investment income declined $5.9 million, policyholder benefits increased $4.2 million and operating expenses increased $5.0 million. Partially offsetting these unfavorable changes, interest credited on policyholder account balances decreased $3.0 million and total insurance revenues increased $1.2 million.

Insurance revenues for this segment were flat in the third quarter and increased 1% in the nine months compared with last year. In the third quarter, total premiums increased 8%, largely due to greater immediate annuity sales. Contract charges declined 3% and reinsurance ceded increased 3% in the third quarter, compared with a year ago. In the nine months, total premiums increased 9% on the strength of increased immediate annuity sales. Contract charges declined 3% and reinsurance ceded increased 1% versus last year. While total contract charges did not fluctuate significantly in the third quarter and nine months, two of the components had fluctuations. First, deferred revenue declined in both the third quarter and nine months compared to a year ago, as the Company has experienced increased sales of certain products where expense loads are deferred and amortized into earnings in future periods. Changes in unlocking at second quarter of 2008 also contributed to the decrease in year-to-date deferred revenue. Second, reserve loads decreased 18% in the third quarter and 9% in the nine months, also resulting from increased sales of products where expense loads are deferred.

New individual life premiums increased 6% and new immediate annuity premiums increased 41% compared with the third quarter of 2007. Total renewal premiums increased 3% in the third quarter. For the nine months, new individual life premiums rose 2% and new immediate annuity premiums increased 64% versus last year. Renewal premiums were flat the nine months, compared to last year. The increase in annuity premiums reflects changes in consumer preferences. Total new deposits declined 16% in the third quarter as both new universal life and new variable universal life deposits increased 4% compared to a year ago. These increases were offset by a 25% decrease in new fixed deferred annuity deposits and a 15% decrease in new variable annuity deposits. Total new deposits decreased 5% for the nine months, as universal life deposits declined 7%, variable universal life deposits declined 20% and fixed deferred annuity deposits decreased 13%. These declines were partially offset by a 6% increase in variable annuity deposits. Renewal deposits increased 1% in the third quarter but declined 5% in the nine months, compared to a year ago. For the quarter, renewal deposits increased for universal life and fixed deferred annuities while renewal deposits declined for variable universal life and variable annuities. For the nine months, renewal deposits declined for universal life, variable universal life and variable annuities, while fixed deferred annuity deposits increased. The declines in deposits can largely be attributed to the difficult economic environment, increased competition, and the continued impact of alternative products.

Net investment income decreased 5% in the third quarter and 4% in the nine months, primarily due to reduced investment assets and lower yields available in the market. This segment experienced a $28.0 million realized investment loss in the third quarter of 2008, versus a $1.4 million investment gain in 2007. Write-downs of certain investment securities totaled $30.9 million in the third quarter and $40.7 million in the first nine months of 2008. The financial sector has been hit hard by economic pressures and sub-prime residential issues. These pressures have resulted in large price dislocations that have affected many securities and companies in the financial sector. Accordingly, the Company has written down as other-than-temporarily impaired certain investments in the second and third quarters of 2008.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that investments in ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments affecting the Individual Insurance segment. These securities were written down by a combined $30.9 million in the third quarter. The total fair value of the affected securities after the write-downs was $16.5 million. No other-than-temporary impairments were identified during the third quarter of 2007.

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and was written down by a total of $9.2 million. This firm was part of the financial industry that was hit hard by the mortgage credit crisis. After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy. 3) Two securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and alt-a mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $3.9 million. These issuers have also experienced declines in value related to the mortgage credit crisis and have recently been downgraded to a negative outlook. 5) One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles. The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down. 6) One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. The issuer is primarily in the radio and advertising business. 7) One security provided custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.3 million. 8) One security was a bank holding company that recently filed for bankruptcy. This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the FDIC as its receiver. As a result of the bankruptcy filing, this security was written down $0.8 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance. These securities were written down by a combined $9.7 million in the second quarter. The total fair value of the affected securities after the write-downs was $15.2 million. No other-than-temporary impairments were identified during the second quarter of 2007.

Following is a description of the securities that were written down during the second quarter of 2008: 1) Three of the securities were written down by a total of $3.0 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously 2) Two securities were collateralized debt obligations (CDOs) and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. 3) One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter; 4) The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

This segment experienced $35.9 million in net realized investment losses in the first nine months of 2008 versus $6.6 million in net realized gains in the same period a year earlier. The realized investment losses in the current year were largely due to $40.7 million in write-downs of certain investment securities. As previously discussed, the general economic conditions and reduced value of financial assets contributed to the write-downs of these investments. The gains in 2007 were largely due to the sale of certain real estate properties and the sale of Generations Bank. No investments were written down during the first nine months of 2007.

Other revenues increased $1.6 million or 59% in the third quarter and $0.7 million or 7% in the nine months compared to a year ago. The increase in the third quarter was largely due to additional sales of LIHTC investments and the timing of receipt on those sales compared with sales one year ago. The increase in the nine months was due to the additional sales of LIHTC investments.

Policyholder benefits increased 5% in the third quarter and 6% in the nine months, compared to the prior year. The increase for the third quarter was largely due to an increase in other benefits, primarily in supplementary contract payments and annuity benefits. The increase for the nine months was largely due to an increase in benefit and contract reserves, primarily resulting from the increase in immediate annuity premiums, where reserves are established virtually on a one-for-one basis with premiums. Annuity benefits and supplemental contracts also increased during the nine months, versus a year ago.

Interest is credited to policyholder account balances according to terms of the policy. There are minimum rates of crediting prescribed in certain policies as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and as necessary adjusts crediting rates on policies. Interest credited to policyholder account balances decreased $0.9 million or 4% in the third quarter and $3.0 million or 4% in the nine months compared with a year ago. Amounts credited are a function of account balances and the rate of crediting. The decrease in interest credited to policyholder account balances was largely due to a 2% decline in policyholder account balances.

The amortization of DAC and VOBA decreased 5% in the third quarter and 3% in the nine months. Amortization of DAC decreased $0.2 million in the third quarter but increased $1.2 million or 8% versus a year ago. The slight decrease in the third quarter was largely due to the increase in DAC amortization related to market fluctuations related to variable products that was offset by a decrease in amortization in the prior year due to higher withdrawals of certain policyholder accounts. The increase in the nine months was also due to the increase in DAC amortization related to market fluctuations on variable products that was partially offset by reduced amortization related to higher withdrawals of certain policyholder accounts in the prior year, as mentioned above. DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products. In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads and mortality margins.

VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. The amortization of VOBA declined 21% in the third quarter, reflecting normal amortization. VOBA amortization decreased 34% in the first nine months of 2008 compared with 2007. This decline can largely be attributed to a decrease in the unlocking adjustment from $1.0 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008. The unlocking adjustment in the second quarter of 2007 was related to the assumptions for mortality margins. The unlocking adjustment in the second quarter of 2008 was related to a change in the policy surrender assumptions.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $4.4 million or 34% in the third quarter and $5.0 million or 12% in the nine months. The increase in the third quarter was primarily due to the following: 1) salaries increased $1.2 million, largely due to the accrual of the share-based compensation expense as discussed in Note 11. Share-Based Payment; 2) employee benefits increased $1.4 million, largely reflecting a reduction of benefit accruals in the prior year; and 3) expenses associated with the sales of LIHTC investments increased $0.7 million.  The largest factors contributing to the increase in the nine months were the following: 1) salaries increased $1.7 million, largely due to the accrual of the share-based compensation expense mentioned above; 2) employee benefits increased $0.4 million primarily due to the reduction of benefit accruals in the prior year; 3) expenses associated with sales of LIHTC investments during 2008 increased $0.4 million; and 4) outside labor and services increased $0.3 million.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2008 and 2007:

	Quarter ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$14,162	$13,279	$41,811	$40,513
Reinsurance ceded	(1,894)	(1,931)	(5,576)	(6,371)
Total insurance revenues	12,268	11,348	36,235	34,142
Investment revenues:
Net investment income	134	132	389	319
Other revenues	78	60	200	201
Total revenues	12,480	11,540	36,824	34,662

Policyholder benefits	8,661	7,772	25,207	22,571
Operating expenses	4,525	4,558	13,940	13,683
Total benefits and expenses	13,186	12,330	39,147	36,254

Loss before income tax benefit	(706)	(790)	(2,323)	(1,592)

Income tax benefit	(235)	(237)	(773)	(478)

Net loss	$(471)	$(553)	$(1,550)	$(1,114)

Premium information is provided in the table below.

	Quarter ended September 30
	2008	%	2007	%
New premiums:
Group life insurance	$518	18	$438	80
Group dental insurance	2,269	44	1,574	(9)
Group disability insurance	414	2	404	14
Other group insurance	65	(76)	276	(62)
Total new premiums	3,266	21	2,692	(12)
Renewal premiums	10,896	3	10,587	3
Total premiums	$14,162	7	$13,279	(1)

	Nine Months ended September 30
	2008	%	2007	%
New premiums:
Group life insurance	$1,598	45	$1,101	52
Group dental insurance	6,704	35	4,983	4
Group disability insurance	1,328	18	1,126	1
Other group insurance	200	(87)	1,552	(39)
Total new premiums	9,830	12	8,762	(5)
Renewal premiums	31,981	1	31,751	1
Total premiums	$41,811	3	$40,513	—

The net loss for this segment totaled $0.5 million for the third quarter of 2008 compared with a $0.6 million loss in 2007. A $0.9 million increase in premiums was offset by a $0.9 million increase in policyholder benefits, largely in the dental line. The net loss for the nine months was $1.6 million versus a $1.1 million loss one year ago. The decline was primarily attributable to a $2.6 million increase in policyholder benefits, which was largely due to a $3.0 million increase in dental benefits. Operating expenses increased $0.3 million versus last year. Partially offsetting these increases, total insurance revenues increased $2.1 million or 6% from the prior year.

Total insurance revenues for the Group Insurance segment increased $0.9 million or 8% in the third quarter compared to last year. This improvement was the result of a 7% increase in premiums and a 2% decline in reinsurance ceded. Total new premiums increased 21% and renewal premiums increased 3% during the quarter. New dental premiums increased 44% and new group life premiums rose 18%. These improvements reflect an increase in the number of sales representatives, the realignment of sales territories, and enhanced product features within the dental product line.

Total insurance revenues for the nine months increased $2.1 million or 6%, as premiums increased 3% and reinsurance ceded decreased 12%. Total new premiums increased 12% and renewal premiums increased 1% compared to a year ago. New group life premiums increased 45%, new dental premiums rose 35% and new disability premiums increased 18%. As mentioned above, these improvements reflect an increase in the number of sales representatives, the realignment of sales territories, and enhanced product features within the dental product line. This segment exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this line from the ongoing product lines, total premiums increased 10% and total new premiums increased 55%. The $0.8 million or 12% decrease in reinsurance premiums was primarily due to the termination of the stop loss business. A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line.

The increase in benefits in the dental product line reflects, in part, the increase in new dental business over the past year. It is typical for new dental business to report an increase in benefits in the first policy year. As the business ages, the benefit ratio falls more in line with renewal expectations. Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups.

Operating expenses consist of commissions, fees to third party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses were flat in the third quarter and increased 2% in the nine months. The increase in the nine months was largely due to a 4% increase in commissions and production allowances.

Improvement efforts for this segment continue to be focused in three primary areas. First, emphasis is placed on the growth of the in-force business. Increased productivity from existing group representatives and the continued expansion of the group distribution system are priorities for growth. Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses. Finally, this segment has recently added an array of voluntary products to the portfolio. These tend to be more profitable and are expected to become a larger share of the group marketplace.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segmentfor the third quarters and nine months ended September 30, 2008 and 2007:

	Quarter ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Insurance revenues:
Premiums	$16,297	$16,503	$48,896	$50,022
Reinsurance ceded	(851)	(1,008)	(2,721)	(3,152)
Total insurance revenues	15,446	15,495	46,175	46,870
Investment revenues:
Net investment income	3,146	3,321	9,634	9,969
Realized investment losses	(1,311)	(25)	(1,733)	(53)
Other revenues	—	2	1	7
Total revenues	17,281	18,793	54,077	56,793

Policyholder benefits	11,035	10,931	33,780	32,437
Amortization of deferred acquisition costs
and value of business acquired	3,326	3,166	9,974	9,433
Operating expenses	3,371	3,150	9,921	10,166
Total benefits and expenses	17,732	17,247	53,675	52,036

Income (loss) before income tax expense (benefit)	(451)	1,546	402	4,757

Income tax expense (benefit)	(34)	464	268	1,429

Net (loss) income	$(417)	$1,082	$134	$3,328

Premium information is provided in the table below.

	Quarter ended September 30
	2008	%	2007	%

New premiums	$1,861	11	$1,680	8
Renewal premiums	14,436	(3)	14,823	(4)
Total premiums	$16,297	(1)	$16,503	(3)

	Nine Months ended September 30
	2008	%	2007	%

New premiums	$5,430	12	$4,846	2
Renewal premiums	43,466	(4)	45,176	(4)
Total premiums	$48,896	(2)	$50,022	(3)

Net loss for this segment was $0.4 million in the third quarter of 2008 compared to $1.1 million in net income in the prior year. The largest factor in the decline was a $1.3 million realized loss compared to a small realized loss in last year’s third quarter. The decline in net income for the third quarter reflected $0.2 million or 7% increase in operating expenses, a $0.2 million or 5% increase in amortization of deferred acquisition costs and value of business acquired and a $0.1 million or 1% increase in policyholder benefits. Net income for the nine months was $0.1 million versus $3.3 million for the same period in 2007. The decline in net income reflected increases of $1.7 million in realized investment losses and $1.3 million or 4% increase in policyholder benefits, along with a $0.7 million or 1% decline in insurance revenues. These were partially offset by a $0.2 million or 2% decrease in operating expenses.

Insurance revenues were flat in the third quarter and declined 1% in the nine months compared with the prior year. Total new premiums increased $0.2 million or 11% in the third quarter and $0.6 million or 12% in the nine months, while total renewal premiums declined $0.4 million or 3% in the third quarter and $1.7 million or 4% in the nine months. The increase in new premiums reflects a combination of product, compensation and distribution changes, which continue to improve this segment’s competitive position. Old American continues to focus on the recruitment and development of new agencies and agents, along with a continued focus on improved production from existing agencies and agents.

Net investment income declined $0.2 million or 5% in the third quarter and $0.3 million or 3% in the nine months compared with 2007. These declines primarily reflect reduced investment assets and a reduction in yields available in the market. Old American also had a $1.3 million realized investment loss in the third quarter and a $1.7 million realized loss in the nine months.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that an investment in two issuers of fixed-maturity securities had other-than-temporary impairment affecting the Old American segment. These investments were written down by $1.5 million in the third quarter. The fair value of the investments after the write-downs were $1.5 million. No other-than-temporary impairments were identified during the third quarter of 2007. Following is a description of the securities that were written down during the third quarter of 2008. 1) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $1.0 million. These issuers have also experienced declines in value related to the mortgage credit crisis and have recently been downgraded to a negative outlook. 2) One security that provides custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $0.5 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that three fixed-maturity securities had other-than-temporary impairments affecting the Old American segment. These securities were written down by a combined $0.5 million in the second quarter. The total fair value of the affected securities after the write-downs was $1.6 million. No other-than-temporary impairments were identified during the second quarter of 2007.

Following is a description of the securities that were written down during the second quarter of 2008: 1) One security was written down by $0.2 million, primarily as a result of a decline in price on a debt security from an issuer that recently completed a leveraged buyout (LBO) transaction. This security had been written down previously; 2) a collateralized debt obligation (CDO) security was written down by $0.2 million, primarily due to a price decline that had persisted for a period longer than the Company considered temporary. The security was below cost by 20% or more for at least six consecutive months. 3) The final security was written down by $0.1 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

Policyholder benefits increased $0.1 million or 1% in the third quarter and $1.3 million or 4% in the nine months versus last year. The increase in the third quarter was due to increased surrenders and an increase in benefit and contract reserves. The increase in the nine months was due to higher death benefits, which increased $1.6 million or 6% in the nine months compared with the prior year. Surrenders increased $0.5 million or 14% in the nine months. Partially offsetting these increases was a $0.7 million decrease in benefit and contract reserves.

Amortization of deferred acquisition costs and value of business acquired increased $0.2 million or 5% in the third quarter and $0.5 million or 6% in the nine months compared to a year ago. The increases in both the third quarter and nine months were due to an increase in DAC amortization as recently issued insurance policies with higher commission rates terminated, releasing higher DAC amounts.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. These expenses increased $0.2 million or 7% in the third quarter but decreased $0.2 million or 2% in the nine months, compared to a year ago.

The increase in the third quarter was primarily due to increased commissions and allowances, which reflects the increase in new premiums. The decrease in the nine months was largely the result of a decline in employee salaries and benefits.

Liquidity and Capital Resources

Statements made in the Company's 2007 Annual Report on Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2007.

The Company meets liquidity requirements primarily through positive cash flows from operations. The Company had a cash outflow from operating activities of $4.0 million during the first nine months of 2008., versus a $3.7 million inflow for the same period in 2007.  However, management believes that the Company has sufficient sources of liquidity to satisfy operational requirements and to finance expansion plans and strategic initiatives for the remainder of 2008 and into 2009. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The current economic climate has tightened the financial and liquidity conditions of policy owners. Potential increasing inflationary conditions, recessionary indicators and the stressed conditions facing many home owners may produce the need for individual policy owner liquidity and could result in increased surrenders and policy loans on existing policies. The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash from operations decreased $7.7 million versus the same period a year ago. Several factors contributed to this decline. Cash benefit payments, largely from death claims, increased $4.2 million while cash received from gross investment income declined $8.5 million. Partially offsetting these items was a $4.5 million increase in premium receipts. Cash is also affected by increases and decreases in the Company’s net receivables and net payables. Reinsurance receivables established at the time claims are paid increased $2.7 million and trade receivables increased $3.7 million. Partially offsetting these, accrued employee and agent benefits decreased $5.7 million compared to a year ago.

Net cash provided from investing activities was $42.5 million, down from $85.5 million for the same period in 2007. The Company’s new investments in fixed maturity and equity securities were $207.0 million for the nine months, up from $194.4 million a year ago. New investments in mortgage loans were $34.6 million for the nine months, compared with $50.4 million last year. During the first nine months of 2008, the Company increased its purchases of real estate to $24.5 million, versus $2.5 million in 2007. Sales and maturities of fixed maturity and equity securities totaled $238.3 million for the first nine months, a 13% decrease versus a year ago. The Company had $39.8 million in mortgage loan maturities and principal paydowns for the nine months, compared to $45.7 million last year. During the first nine months of 2008, the Company had sales of real estate investments of $20.7 million, down from $22.0 million a year ago. In addition, the sale of Generations Bank resulted in proceeds of $10.1 million in 2007.

Net cash used for financing activities was $42.7 million for the nine months, compared with $82.0 million in cash used a year ago. This change was primarily the result of three items. First, withdrawals on policyholder account balances net of related deposits were $37.8 million, a decrease of $34.8 million over the prior year. Second, dividends paid to stockholders were $9.4 million in the first nine months of 2008, compared to $33.3 million a year ago. Dividends in the first nine months of 2007 included both a one-time special dividend and the regular quarterly dividends. Third, the net acquisition of treasury stock totaled $14.2 million, reflecting net purchases from employee benefit plans of $8.6 million and the stock repurchase program of $5.5 million.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At September 30, 2008, outstanding balances in notes payable to the FHLB were $7.6 million. All outstanding balances have maturities of less than one year and are secured by financial assets.

Borrowings were $7.6 million at September 30, 2008, down from $10.4 million at year-end 2007. The decrease in borrowings was due to net paydowns of $2.8 million in borrowings from FHLB in the first nine months of the year. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in November 2008. The Company anticipates renewing these lines of credit as they become due.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities. In addition, the Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk based capital calculations and guidelines established by the National Association of Insurance Commissioners.

The following table shows the capital adequacy for the Company.

	September 30	December 31
	2008	2007
Total assets less separate accounts	$3,742,120	$3,931,715
Total stockholders' equity	577,167	684,401
Ratio of stockholders' equity
to assets less separate accounts	15%	17%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity, totaled $66.1 million at September 30, 2008 (net of securities gains and losses, related taxes, policyholder account balances and deferred acquisition costs). This represents an increase of $73.8 million in losses from the $7.6 million unrealized investment gains at year-end 2007.

Stockholders’ equity decreased $107.2 million from year-end. The decrease was largely due to increases in unrealized investment losses, payments of stockholder dividends and an increase in treasury stock. The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold. Also, the Company makes contributions to these plans through Company stock. These transactions are accounted for as purchases and sales of treasury stock. Accordingly, in the first nine months of 2008, the benefit plans purchased 285,888 shares of treasury stock for $13.7 million and sold 116,135 shares of treasury stock for $5.1 million.

During the first nine months of 2008, the Company purchased 119,841 of its shares under the stock repurchase program for $5.5 million. Under this program, the Company may purchase up to one million shares on the open market through January 2009.

On October 27, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid November 11, 2008 to stockholders of record as of November 6, 2008.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities. This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates. These extreme events have not abated and prolonged periods of such volatility represent a new, heightened risk for all financial institutions. These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders and increased policy loans.. The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.

Please refer to the Company’s 2007 Annual Report on Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

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
(816) 753-7299, Extension 8216

For Immediate Release: October 30, 2008, press release reporting financial results for the third quarter of 2008.

Kansas City Life Announces Third Quarter 2008 Results

Kansas City Life Insurance Company recorded a net loss of $15.2 million or $1.30 per share for the third quarter ended September 30, 2008, principally due to net realized losses on investments totaling $29.3 million or $19.0 million after tax. The loss for the quarter compares to net income of $9.1 million or $0.77 per share for the third quarter one year earlier. The net loss for the nine months totaled $9.9 million or $0.85 per share. Excluding the impact of net realized losses on investments, net earnings after tax were $3.9 million for the quarter and $14.5 million through the nine months. This compares to $8.3 million and $25.0 million for the same periods in 2007, respectively.

The net realized loss for the quarter was the result of the broad and deep economic downturn that has reduced the value of virtually all financial assets, heightened by the recent default and regulatory takeover of high-profile federal agencies and financial institutions. Specifically, Kansas City Life wrote-down $32.5 million in securities during the quarter, resulting in a net impact of $20.0 million on earnings after taxes and the effect on deferred acquisiton costs.  Kansas City Life has historically maintained an exceptionally strong capital position and a well diversified investment portfolio to persist through economic cycles. While diversification is a key to mitigating investment risk, it also requires exposure to broad sectors of the economy and general market risks. The continuing strength of the Company’s capital and asset quality, along with diversification and other elements of the risk management processes employed, provide the basis for Kansas City Life to persevere through this cycle of economic uncertainty and to take advantage of opportunities offered through such periods.

In spite of the investment climate, insurance revenues improved in both the quarter and nine months due to increases in new premiums in several product lines. Total new premiums increased 21% for the quarter, including a 9% increase in individual life sales, a 41% increase in immediate annuity premiums, a 19% increase in group life insurance sales and a 22% increase in new group accident and health premiums. New deposits on both universal life and variable universal life products increased 4%, while deposits from fixed deferred annuities declined 25% and variable annuities declined 15%. Renewal premiums and renewal deposits both increased 1% in the third quarter, reflecting the impact of increased new sales in prior periods.

Total new premiums increased 23% for the nine-month period, including a 7% increase in individual life sales, a 64% increase in immediate annuities, a 45% increase in group life insurance sales, and a 7% increase in new group accident and health premiums. New deposits for the nine months were mixed. New universal life deposits decreased 7% and new fixed deferred annuity sales declined 13%, while total new variable product sales increased 4% on the strength of increased new variable annuities. Renewal premiums decreased 1% and renewal deposits declined 5% for the nine months. The Company continues to focus significant efforts on recruiting new agents and general agents and has focused more resources directly in the field to assist with the sales efforts.

Reduced investment assets for the comparative periods was the primary reason for a decline in net investment income of 5% and 4% in the third quarter and nine months, respectively, from the prior year. Meanwhile, policyholder benefits increased 5% in the third quarter and 6% for the nine months, primarily due to an increase in group accident and health benefits and increased reserves from the greater sale of immediate annuities. Partially offsetting these unfavorable changes, death benefits, individual life surrenders and interest credited to policyholder account balances all declined in the third quarter.  Operating expenses increased $4.6 million in the third quarter and $5.1 million in the nine months, primarily reflecting changes in accrued employee benefit costs and salaries.

On October 27, 2008, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, payable on November 11, 2008 to stockholders of record on November 6, 2008.

In spite of being in the downward trend of the current economic cycle, Kansas City Life continues to maintain a steady course. The Company is well capitalized, has no long-term debt obligations, has strong asset quality, and ample cash flow and external liquidity resources. Further, the Company remains deeply committed to providing Security Assured to existing and many future generations of prospective policyholders.

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

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007

Revenues	$78,092	$108,791	$284,700	$331,703

Net income (loss)	$(15,178)	$9,131	$(9,899)	$29,249

Net income (loss) per share,
basic and diluted	$(1.30)	$0.77	$(0.85)	$2.47

Dividends paid	$0.27	$0.27	$0.81	$2.81

Average number of
shares outstanding	11,518,053	11,842,494	11,605,979	11,851,906

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: October 30, 2008