Form 10-K
period 2008-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2009-02-27
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal Year ended December 31, 2008 or

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

     Yes [ ]     No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes [ ]      No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ ]     No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]     Accelerated filer [X]

     Non-accelerated filer [ ]     Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes [ ]     No [X]

As of December 31, 2008, 11,430,300 shares of the Company's capital stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2008 of Kansas City Life Insurance Company held by non-affiliates was approximately $157,220,309.

KANSAS CITY LIFE INSURANCE COMPANY
TABLE OF CONTENTS

PART I…………………………………………………………………………………………………………………	4

Item 1. Business……………………………………………………………………………………………………….	4
Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results…………..…………………………..	6
Item 1B. Unresolved Staff Comments……………………………………………………………..……….………….	14
Item 2. Properties…………………………………………………………………………………..………. …………	14
Item 3. Legal Proceedings…………………………………………………………………………..………………...	14
Item 4. Submission of Matters to a Vote of Security Holders………………………………………..…….…………	14

PART II……………………………………………………………………………………………….……. …………	15

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………………………………………………….. …….………….	15
Item 6. Selected Consolidated Financial Data..…………………………………………………………….…...……..	18
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations...……....……….	19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk………………………………………..…….	56
Item 8. Financial Statements and Supplementary Data…………………………………………………..…………...	59
Consolidated Balance Sheets……………………………………………………………………………..………...	59
Consolidated Statements of Income…..…………………………………………………………………..………..	60
Consolidated Statements of Stockholders’ Equity………………………………………………………..….……..	61
Consolidated Statements of Cash Flows…………………………………………………………………...……….	62
Notes to Consolidated Financial Statements…………………………………………………………….……..…...	63
Schedule I – Summary of Investments – Other Than Investments in Related Parties………………….………..…	102
Schedule II – Condensed Financial Information of Registrant……………...………………………….…..………	103
Schedule III – Supplementary Insurance Information…………………………………………………….……..…	107
Schedule IV – Reinsurance Information…………………………………………………………………….……...	108
Schedule V – Valuation and Qualifying Accounts………………………………………………………….…..….	110
Report of Independent Registered Public Accounting Firm….………………………………………………………..	111
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.…………..……	113
Item 9A. Controls and Procedures…………………………………………………………………………………….	113
Item 9B. Other Information…………………………………………………………………………………...……….	113

PART III…………………………………………………………………………………………………………..…...	116

The information required by Items 10 through 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

PART IV……………………………………………………………………………………………………….……. ..	116

Item 15. Exhibits, Financial Statement Schedules…………………………..………………………………….….…	117

Signatures…………………..……………………………………………………………………...………….……. …	118

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

Kansas City Life markets individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Traditional insurance products that Kansas City Life markets consist of term insurance, whole life insurance, matured endowments, life disability products and immediate annuities, including various supplemental contract payment options. The interest sensitive products that are marketed are universal life, variable universal life, fixed deferred annuities and variable annuities. Kansas City Life also markets group insurance products, which include life, dental and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life is a life insurance company that maintains its current block of business, but does not produce new sales. Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional and interest sensitive products. Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense life insurance products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force. Old American operates in 46 states and the District of Columbia.

The Company has three reportable business segments: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment generated approximately 53% of consolidated insurance revenues for the year ended December 31, 2008. Also during 2008, the Group Insurance segment and the Old American segment accounted for 21% and 26% of consolidated insurance revenues, respectively.

The Company and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products. In addition, the Company is a stock life insurance company and is subject to the rules and regulations of the Securities and Exchange Commission (SEC). A subsidiary of the Company is a registered broker-dealer, which is regulated by the Financial Industry Regulatory Authority (FINRA) and the SEC.

The Company and its subsidiaries had 512 full-time employees as of December 31, 2008. The Company considers relations with its employees to be good.

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results.

Access to Public Filings

Additional information about the Company beyond what is included in this Form 10-K is available at the Company’s website: www.kclife.com . You may also read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300. The SEC also maintains an Internet website that contains reports, Proxy and other information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may also access the SEC website through a link on the Company’s website. We will provide a copy of any of our reports free of charge upon request.

None of the information on the Company’s website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

Item 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Life insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources, a greater market share, a broader range of products, lower product prices, better name recognition, greater actual or perceived financial strength, higher claims-paying ratings, the ability to assume a greater level of risk, lower operating or financing costs, or lower profitability expectations.

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

The Company sells insurance and annuity products through independent agents and agencies. These agencies and sales representatives are not captive and may sell products of the Company’s competitors. The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain agents and agencies to market its insurance products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong financial strength ratings from one or more rating agencies. Sales and the results of operations and financial condition could be adversely affected if the Company is unsuccessful in attracting and retaining agencies and sales representatives.

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

The Company deploys significant amounts of capital to support its sales and acquisition efforts. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available could vary in the future due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, as well access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption since 2007. In recent months the volatility and disruption have reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit for certain issuers. Although the Company has not issued new equity or debt securities in recent years, including 2008 and 2007, the Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by continued disruptions in the capital and credit markets.

The Company’s level of cash and securities which combined with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons such as changes in economic conditions or changes in the Company’s claims paying ability or financial strength ratings. A downgrade in the Company’s financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors such as agents, general agents and third party administrators. A downgrade could also impact existing liabilities and increase the Company’s cost of capital. Any of these occurrences could adversely affect the Company’s profitability and financial condition. In the event that the Company’s current internal sources of liquidity do not satisfy the needs, additional financing may be required and, in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, the Company’s credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of long- or short-term financial prospects if the Company incurs large investment losses or if the level of business activity decreased due to a market downturn. Similarly, access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to external sources of liquidity, which could be required to operate its business. Such market conditions could limit the Company’s ability to replace, in a timely manner, maturing liabilities; satisfy capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow the business. As such, the Company could be forced to delay raising capital, utilize available internal resources or bear an unattractive cost of capital which could decrease the Company’s profitability and significantly reduce financial flexibility and liquidity.

The Company may be unable to complete additional acquisitions.

One of the Company’s growth strategies is to acquire other life insurance companies and/or blocks of business. The Company’s previous acquisitions have increased its earnings by allowing the Company to position itself to realize certain operating efficiencies or increase sales. There can be no assurance, however, that suitable acquisitions that present opportunities for continued growth and operating efficiencies will continue to be available to the Company. Further, sufficient capital to fund acquisitions may not be available at the time opportunities become available.

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

The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company. However, the Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued individual life insurance contracts. The Company regularly reviews retention limits for continued appropriateness and they may be changed in the future. If the Company was to experience adverse mortality or morbidity experience, a significant portion of that expense would be reimbursed by reinsurers.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not being willing to offer coverage. If the Company was unable to maintain its current level of reinsurance or purchase new reinsurance protection in amounts that are considered sufficient, the Company would either have to be willing to accept an increase in net exposures or revise pricing to reflect higher reinsurance premiums. If this were to occur, the Company may be exposed to reduced profitability and cash flow strain or may not be able to price new business at competitive rates.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses, interest rates, tax liability, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, value of business acquired, policy reserves and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements. The Company’s actual experience may vary from period to period, and from established assumptions, potentially resulting in deviations in the financial statements.

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

The pattern of amortizing Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA) may change, impacting both the level of the asset and the timing of the Company’s net income (loss).

Amortization of DAC and VOBA depend on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions the Company cannot determine the exact pattern of profit emergence. As a result, amortization of DAC and VOBA will vary from period-to-period as actual profits replace expected profits and future expected profits are re-projected based on the current status of the lines of business. To the extent that actual experience emerges less favorably than expected, or expectation for future profits decreases, the DAC and VOBA assets may be reduced, reducing the profitability in the current period.

Assumptions and estimates involve judgment and are subject to changes and revision over time.

The calculations the Company uses to estimate various components of its financial statements are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and, from time to time, will develop and implement more sophisticated systems and procedures capable of facilitating the calculation of more precise estimates. Accordingly, the Company’s results may be affected, positively or negatively, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

The Company’s reinsurers could fail to meet assumed obligations or be subject to adverse developments that could affect the Company.

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

The Company’s ability to compete is dependent on the availability of reinsurance, cost of reinsurance or other substitute capital market solutions.

Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available, the Company could be adversely affected.

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

The use of reinsurance introduces variability in the Company’s financial statements.

The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s financial statements.

The Company’s investments are subject to market and credit risks.

The Company’s invested assets, primarily including fixed income securities, are subject to customary risks of credit defaults and changes in fair values. The value of the Company’s commercial mortgage loan and real estate portfolios also depend on the financial condition of the tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on and fair value of the Company’s invested assets includes interest rate levels, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual borrowers and tenants.

Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

Because the profitability of fixed annuity and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect profitability. Changes in interest rates may reduce both the profitability from spread businesses and the return on invested capital.

Some of the Company’s products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose the Company to the risk that changes in interest rates will reduce the spread, or the difference between the amounts the Company is required to credit to policyholders under contracts and the amounts earned by the Company on general account investments. Declines in spread or instances where the returns on the general account investments are not sufficient to support the interest rate guarantees on these products could have a material adverse effect on the results of operations. In periods of increasing interest rates, the Company may not be able to replace the assets in the general account with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Company, therefore, may have to accept a lower spread and profitability or face a decline in sales and loss of existing contracts from non-renewed maturities or early withdrawals or surrenders. In periods of declining interest rates, the Company has to reinvest the cash received from interest or return of principal on investments in lower yielding instruments then available. Moreover, issuers of fixed-income securities and borrowers may prepay these obligations in order to borrow at lower market rates, which exacerbates the risk for the Company of having to reinvest at lower rates.

The Company is entitled to reset the interest rates it credits on fixed-rate annuities but only at limited, pre-established intervals. Because many of the Company’s policies have guaranteed minimum interest or credit rates, spreads could decrease and potentially become negative. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with higher returns. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.

Changes in interest rates may also impact the business in other ways. Lower interest rates may result in lower sales of certain of the Company’s insurance products. Higher interest rates may create a less favorable environment for the origination of mortgage loans. Higher interest rates may also result in lower sales of variable products.

While the Company develops and maintains asset/liability management programs and procedures designed to mitigate the effect on spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads. Additionally, the Company’s asset/liability management programs incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and policyholder behavior in periods of changing interest rates and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

The Company’s valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect the results of operations or financial condition.

Fixed maturity securities, equity securities, and short-term investments are reported at fair value on the consolidated balance sheet and represent the majority of total cash and invested assets. SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). An asset or liability’s classification with the fair value hierarchy is based on the lowest level of significant input to its valuation.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes such as certain mortgage-backed securities, collateralized debt obligations and asset-backed securities that were previously acquired and valued in active markets with significant observable data and that are now required to be valued in illiquid markets with little observable data. In such cases, more securities may be classified in Level 3 and, therefore, require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more complex or require greater estimation, thereby resulting in values which may be less than the value at which the investments may or could be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported with the consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on the Company’s results of operations or financial condition.

The determination of the amount of impairments realized and allowances established on the Company’s investments is highly subjective and could materially impact results of operations or financial position.

The determination of the amount of impairments and allowances vary by investment type and is based upon the Company’s evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that the assumptions, methodologies and judgments employed in these evaluations and assessments will be deemed to be accurate or sufficient. As a result, additional impairments may need to be taken or allowances provided for in the future. Further, historical trends may not be indicative of future impairments or allowances.

Additionally, the Company considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer, its future earnings potential and the ability and timeliness of the security’s recovery in fair value.

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

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility also affects the profitability of products accounted for under fair value measures as increases and decreases in volatility can increase or decrease the fair value of liabilities.

The amortization of deferred policy acquisition costs relating to variable products incorporate various assumptions about the overall performance of equity markets. The rate of amortization of deferred policy acquisition costs could change if equity market performance is significantly different than assumed.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners and could damage business and adversely affect financial condition and results of operations.

A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite the Company’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems. The Company retains confidential information in its computer systems, and relies on sophisticated computer technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of the Company’s computer systems that results in inappropriate disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

Insurance companies are highly regulated and are subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which business is conducted. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing in with many aspects of the Company’s business. This may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. Government regulation of insurers is concerned primarily with the protection of policyholders and other customers rather than share owners. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.

At the federal level, bills have been introduced in the U.S. Senate and the U.S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U.S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance. Another bill has been introduced in the House and Senate that would remove the federal antitrust exemption from the insurance industry. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Moreover, although with respect to some financial regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the National Association of Insurance Commissioners (NAIC) is binding on a state. Accordingly, a state could choose to follow a different interpretation.

Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws. Further, because the Company owns and operates real property, state, federal and local environmental laws could affect the Company. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

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

In addition, the Company is required to comply with statutory accounting principles (SAP). SAP and various components of SAP (such as statutory actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees as well as state insurance departments to address emerging issues and otherwise improve or alter financial reporting. Various proposals are currently pending before committees and taskforces of the NAIC, some of which, if enacted, would negatively affect the Company and some of which could positively impact the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Although, states generally defer to the interpretation of the insurance department of the state of domicile with regards to regulations and guidelines, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the Code), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products or to increase the tax-deferred status of competing products, all life insurance companies, including the Company, would be adversely affected with respect to their ability to sell such products. Further, depending upon grandfathering provisions, life insurance companies would be affected by the surrenders of existing annuity contracts and life insurance policies. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax-advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or whether such changes could adversely affect the Company.

A rating downgrade could adversely affect the Company’s ability to compete and increase the number or value of policies surrendered.

The Company’s financial strength rating, which is intended to measure its ability to meet policyholder obligations, is an important factor affecting public confidence in most of the Company’s products and, as a result, the Company’s competitiveness. Rating organizations periodically review the financial performance and condition of insurers, including the Company and downgrades of insurance companies have occurred with increasing frequency.

A downgrade in the Company’s rating could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions rating organizations may take or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

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

The Company is exposed to the risks of natural disasters, pandemics, or other acts that could adversely affect the Company’s operations.

While the Company has implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster, pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business. These effects, in turn, could have an adverse financial effect on the Company. The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

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

The Company has devoted significant resources to develop risk management policies and procedures and will continue to do so in the future. However, the Company’s policies and procedures used to identify, monitor and manage risks may not be fully effective. Many of the methods of managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not effectively identify or evaluate the magnitude of existing or future exposures, which could be significantly greater than the historical measures indicate. An example of such risks include the risk of pandemics, which could cause a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial, may adversely affect the business, financial condition and/or operating results.

Item 1B. UNRESOLVED STAFF COMMENTS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS

Kansas City Life Insurance Company
3520 Broadway
Post Office Box 219139
Kansas City, Missouri 64121-9139
Telephone: (816) 753-7000
Fax: (816) 753-4902

Internet: http://www.kclife.com

E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING

The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 23, 2009 at Kansas City Life's corporate headquarters.

TRANSFER AGENT

Cheryl Keefer, Assistant Secretary
Kansas City Life Insurance Company
Post Office Box 219139
Kansas City, Missouri 64121-9139

10-K REQUEST

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS

As of January 31, 2009, Kansas City Life had approximately 2,500 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION

Stock Quotation Symbol

NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

			Dividend
	High	Low	Paid

2008:
First quarter	$49.15	$39.36	$0.27
Second quarter	52.85	41.51	0.27
Third quarter	57.93	41.16	0.27
Fourth quarter	53.93	33.06	0.27
			$1.08
2007:
First quarter	$52.28	$44.35	$2.27
Second quarter	47.95	44.61	0.27
Third quarter	50.79	38.18	0.27
Fourth quarter	50.48	40.00	0.27
			$3.08

A quarterly dividend of $0.27 per share was paid February 10, 2009.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total			Total Number of	Maximum Number
	Number of			Shares Purchased	of Shares that May
	Shares Purchased			as a Part of	Yet be Purchased
	Open Market/		Average Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/08 - 1/31/08	32,414	[1]	$44.14	32,414	967,586
	5,894	[2]	42.93

2/1/08 - 2/29/08	—	[1]	—	—	967,586
	8,074	[2]	44.09

3/1/08 - 3/31/08	18,540	[1]	46.19	18,540	949,046
	11,591	[2]	41.37

4/1/08 - 4/30/08	20,723	[1]	49.45	20,723	928,323
	1,623	[2]	48.25

5/1/08 - 5/31/08	3,893	[1]	48.44	3,893	924,430
	23,217	[2]	45.59

6/1/08 - 6/30/08	24,888	[1]	45.08	24,888	899,542
	42,432	[2]	44.03

7/1/08 - 7/31/08	11,517	[1]	44.65	11,517	888,025
	11,385	[2]	42.31

8/1/08 - 8/31/08	2,605	[1]	46.89	2,605	885,420
	4,972	[2]	50.80

9/1/08 - 9/30/08	5,261	[1]	46.86	5,261	880,159
	6,947	[2]	46.18

10/1/08 - 10/31/08	50,493	[1]	44.78	50,493	829,666
	15,235	[2]	42.98

11/1/08 - 11/30/08	11,327	[1]	42.10	11,327	818,339
	85,124	[2]	36.81

12/1/08 - 12/31/08	—	[1]	—	—	818,339
	6,193	[2]	42.28
Total	404,348			181,661

1On January 28, 2008, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. Under this program in 2008 the Company acquired 181,661 shares at an average price of $45.38. Under a similar program, the Company purchased 90,341 shares in 2007 at an average price of $45.59; 4,976 shares in 2006 at an average price of $46.14; and no shares were purchased in 2005. The 2008 repurchase program expired January 30, 2009.

2Included in this column are the total shares repurchased by the Company. These amounts include open market transactions as provided in the table above and the following number of shares repurchased from benefit plans sponsored by the Company for the consecutive months of January through December of 2008.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in thousands, except share data)

	2008	2007	2006	2005	2004

Revenues:
Insurance revenues	$236,173	$231,894	$235,264	$238,503	$250,111
Net investment income	177,419	190,405	196,280	194,608	197,975
Realized investment gains (losses)	(52,271)	5,426	5,621	6,113	45,929
Other revenues	13,005	11,499	11,349	10,312	8,468
Total revenues	$374,326	$439,224	$448,514	$449,536	$502,483

Net income (loss)	$(17,050)	$35,661	$36,918	$36,184	$57,687

Per common share:
Net income (loss), basic and diluted	$(1.47)	$3.01	$3.11	$3.03	$4.83

Cash dividends to stockholders	$1.08	$3.08	$1.08	$1.08	$1.08

Stockholders’ equity	$46.11	$58.17	$57.72	$57.07	$58.00

Assets	$3,967,091	$4,352,108	$4,457,795	$4,555,379	$4,662,724
Notes payable	2,900	10,400	14,700	27,282	92,220
Stockholders’ equity	527,107	684,401	684,304	680,219	692,896
Life insurance in force	$30,300,286	$31,135,142	$31,261,016	$30,949,501	$30,980,928

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the consolidated financial condition, changes in financial position and results of operations for the three years ended December 31, 2008 of Kansas City Life Insurance Company and its consolidated subsidiaries. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes. All dollar amounts are in thousands except share data.

Overview

Kansas City Life Insurance Company (the Company) is a financial services company that is predominantly focused on sales and administration of life and annuity insurance products. The Company primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

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

Old American sells final expense life insurance products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force. Old American operates in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results.

The Company earns revenues primarily from premiums received from the sale of life, annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets. Revenues from the sale of traditional life insurance and annuity products and supplemental contracts with life contingencies are reported as premium income for financial statement purposes. Considerations for supplemental contracts with life contingencies are reported as part of other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplemental contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

·	The sales of life, annuity, and accident and health products;

·	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;

·	The rate of morbidity, disability and incurrence of other policyholder benefits;

·	Persistency of existing insurance policies;

·	Interest rates credited to policyholders;

·	The effectiveness of reinsurance programs;

·	The amount of investment assets under management;

·	Investment spreads earned on policyholder account balances;

·	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;

·	Timely and cost-effective access to liquidity;

·	Management of distribution costs and operating expenses.

Strong sales competition, highly competitive products and a very challenging economic environment present significant challenges to the Company from a new sales perspective. The Company’s primary emphasis is on expanding sales of individual life products. The Company’s continued focus is on delivering competitive products for a reasonable cost, superior customer service, excellent financial strength and superior sales and marketing support to the field force.

The Company generates cash largely through premiums and deposits collected through the sale of insurance products, through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business. In addition, cash is used to pay income taxes and stockholder dividends as well as to fund potential acquisition opportunities.

Business Changes

On January 23, 2006, the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million and is included in realized investment gains. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

·	Changes in general economic conditions, including the performance of financial markets and interest rates;

·	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

·	Customer and agent response to new products, distribution channels and marketing initiatives;

·	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;

·	Changes in assumptions related to deferred acquisition costs and the value of business acquired;

·	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services;

·	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, interest rates and equity market performance. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, the Company evaluates the estimates, assumptions and judgments based on historical experience and other information that the Company believes to be reasonable under the circumstances. A detailed discussion of significant accounting policies is provided in Note 1 – Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. Over the past year, the Company and its policyholders have been exposed to higher degrees of credit risk, interest rate risk and liquidity risk, as evidenced by the general and overall decline in the financial markets. The highly publicized failures of many investment brokerage firms, banks and other companies across a broad spectrum of industries not experienced in many decades is evidence of the effects of this general change in the economic environment.

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

In addition, the Company is exposed to liquidity risk. Liquidity risk refers to the risk that investments cannot be converted into cash when needed or that the terms for conversion have a negative effect on the Company. This risk has increased in the recent economic downturn.

The fixed maturity securities, which are typically classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss. The unrealized gains or losses are recorded net of the adjustment to deferred acquisition costs, policyholder account balances and taxes to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are determined by management, utilizing external pricing sources, brokers, and internal matrices and calculations. Approximately 90% of these investments are from external pricing services while 10% are derived from brokers and internal matrices and calculations. The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded.

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

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

·	The current fair value of the security as compared to cost;

·	The length of time the fair value has been below cost;

·	The financial position of the issuer, including the current and future impact of any specific events;

·	The Company’s ability and intent to hold the security to maturity or until it recovers in value.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

·	The risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;

·	The risk that the economic outlook will be worse or longer than expected or have more of an impact on the issuer than anticipated;

·

The risk that the performance of the underlying collateral for securities could deteriorate in the future and the Company’s credit enhancement levels and recovery values do not provide sufficient protection to the Company’s contractual principal and interest;

·	The risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates;

·	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value;

·	The risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates.

Any of these situations could result in a charge to income in a future period.

Deferred Acquisition Costs and Value of Business Acquired

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

At least quarterly, the Company performs a review and at least annually, a detailed analysis is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of DAC and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the long-term assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The balances of DAC and VOBA are immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment in the amount of DAC or VOBA amortized. These adjustments can be positive or negative. The impact of unlocking adjustments from the changes in estimates for the periods reported are included in the Consolidated Results of Operations and Operating Results by Segment sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this document.

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

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on DAC, VOBA and Related Items
Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $4.7 million.
Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.3 million.
Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $3.7 million.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.4 million.

Reinsurance

In the normal course of business, the Company cedes risks to other insurers, primarily to protect the Company against adverse fluctuations in mortality experience. Reinsurance is affected on individual risks and through various quota share arrangements. Business is reinsured primarily through yearly renewable term and coinsurance agreements. Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage. Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits. The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. However, the Company monitors the relative financial strength and viability of its reinsurance partners. The Company also assumes certain risks ceded by other companies, but this remains a limited portion of its reinsurance strategy.

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

On an ongoing basis, the Company performs testing and analysis on its blocks of business to ensure that both the assumptions made when the Company purchases a block of business or when the Company sells new policies remain viable. The Company also periodically performs sensitivity testing on these blocks of business to ensure it maintains the capacity to meet an increase in demand in policyholder benefits, namely increased surrenders, policy loans or other policyholder elective withdrawals, especially given the difficult financial markets.

Pensions and Other Postretirement Benefits

The measurement of pension and other postretirement benefit obligations and costs depends on a variety of assumptions. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, employee turnover, expected compensation increases, health care claim costs, heath care cost trends, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost. See Note 8 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

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

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible. A valuation allowance against deferred income tax assets may be required if future taxable income of the correct character is not expected.

 The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not change the liability for unrecognized tax benefits as of January 1, 2007 as a result of implementation of Interpretation No. 48. The total amount of unrecognized tax benefits, if recognized, that would reduce the effective tax rate were $0.7 million and $0.8 million as of December 31, 2008 and 2007, respectively.

Consolidated Results of Operations

Summary

The Company incurred a net loss of $17.1 million in 2008 compared to $35.7 million in net income in 2007. Net income decreased $1.3 million in 2007 from $36.9 million in 2006. Net loss per share was $1.47 in 2008 versus net income per share of $3.01 in 2007 and $3.11 in 2006. The decline in net income in 2008 largely resulted from increased realized investment losses, reduced net investment income, and increases in policyholder benefits and operating expenses. These were partially offset by an increase in insurance revenues and a decrease in interest credited to policyholder account balances. The decrease in net income for the year ended 2007 included declines in insurance revenues and net investment income and an increase in income tax expense. These were partially offset by decreases in policyholder benefits, interest credited to policyholder account balances, amortization of DAC and VOBA and operating expenses.

Sales

The Company measures sales in terms of new premiums and deposits. Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31. New premiums are also detailed by product.

	2008	%	2007	%	2006
New premiums:
Individual life insurance	$12,926	5	$12,356	1	$12,242
Immediate annuities	12,612	55	8,142	13	7,174
Group life insurance	2,084	37	1,516	49	1,020
Group accident and health insurance	10,889	9	9,997	(11)	11,267
Total new premiums	38,511	20	32,011	1	31,703
Renewal premiums	142,271	(1)	143,449	(1)	144,223
Total premiums	$180,782	3	$175,460	—	$175,926

Consolidated total premiums increased $5.3 million or 3% in 2008 versus 2007 as total new premiums increased $6.5 million or 20% and total renewal premiums decreased $1.2 million or 1%. The largest contributor to the increase in new premiums was a $4.5 million or 55% increase in immediate annuity premiums. This increase largely reflects changes in consumer preferences. New group life insurance premiums increased $0.6 million or 37% and new group accident and health premiums increased $0.9 million or 9%, reflecting an increase in dental premiums. The improvements in both new group life and new group accident and health premiums reflect an increase in the number of sales representatives and the realignment of sales territories. In addition, enhanced product features within the dental product line contributed to the increase in new group accident and health premiums. The Company exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007. Excluding this product line from 2007, the result would be a 4% increase in total premiums, a 26% increase in total new premiums and a 27% increase in new group accident and health premiums in 2008. New individual life premiums increased $0.6 million or 5%, which includes an 11% increase in new premiums in the Old American segment. The increase in new premiums at the Old American segment reflects a combination of enhancements to products, compensation and distribution expansion. The slight decline in total renewal premiums was largely the result of a 1% decline in total individual life renewal premiums.

Consolidated total premiums were relatively flat in 2007 compared with 2006 as total new premiums increased $0.3 million or 1% and total renewal premiums decreased $0.8 million or 1%. In 2007, a $1.0 million or 13% increase in new immediate annuity premiums and a $0.5 million or 49% increase in new group life insurance premiums was mostly offset by a $1.3 million or 11% decrease in new group accident and health insurance premiums. The termination of the stop loss product line resulted in a $1.5 million reduction in new group accident and health premiums in 2007. Excluding the premiums for this product line from 2007 and 2006, the result would be a 1% increase in total premiums, a 6% increase in total new premiums and a 3% increase in new group accident and health premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits over the three years ended December 31. New deposits are also detailed by product.

	2008	%	2007	%	2006
New deposits:
Universal life insurance	$10,913	—	$10,869	7	$10,117
Variable universal life insurance	1,942	(22)	2,480	5	2,372
Fixed deferred annuities	30,413	15	26,348	(12)	29,815
Variable annuities	25,496	(13)	29,426	37	21,507
Total new deposits	68,764	(1)	69,123	8	63,811
Renewal deposits	131,701	(4)	136,644	(2)	139,139
Total deposits	$200,465	(3)	$205,767	1	$202,950

Total new deposits decreased $0.4 million or 1% in 2008, after increasing $5.3 million or 8% in 2007. The slight decline in 2008 was largely due to a $3.9 million or 13% decline in new variable annuity deposits and a $0.5 million or 22% decline in new variable universal life deposits. These declines reflect the difficult economic environment, increased competition, and the continued impact of alternative products in the marketplace. Mostly offsetting these declines, new fixed deferred annuity deposits increased $4.1 million or 15%. This increase was largely due to an increase in sales that can be partially attributed to changes in consumer preferences resulting from the volatility in the equity markets. The increase in new deposits in 2007 was largely the result of a $7.9 million or 37% increase in new variable annuity deposits and a $0.8 million or 7% increase in new universal life insurance deposits. These increases were partially offset by a $3.5 million or 12% decrease in new fixed deferred annuity deposits.

Renewal deposits declined $4.9 million or 4% in 2008 and $2.5 million or 2% in 2007. The decline in 2008 was largely due to a $4.5 million or 30% decline in variable annuity deposits and a $2.1 million or 2% decline in universal life deposits. These declines were partially offset by a $2.3 million or 16% increase in fixed deferred annuity deposits. The decline in 2007 primarily resulted from a $5.1 million or 25% decrease in fixed deferred annuity deposits that was partially offset by a $4.6 million or 44% increase in variable annuity deposits.

The value of separate account assets totaled $258.6 million at December 31, 2008, a 38% decrease from $420.4 million at December 31, 2007. This decrease reflects the decline in the financial markets. The Company offers three variable annuity products and five variable universal life products, with 43 investment options for each of these products. While these options offer a variety of choices from which to diversify, consumer preferences have shifted away from these types of products due to the depth of the decline in the financial markets.

Insurance Revenues

Insurance revenues consist of premiums from traditional insurance products and contract charges on interest sensitive products less reinsurance ceded. Insurance revenues increased $4.3 million or 2% to $236.2 million in 2008, compared to a $3.4 million or 1% decrease in 2007. The increase in 2008 was largely due to a $5.3 million or 3% increase in premiums and a $1.4 million or 2% decrease in reinsurance ceded. These were partially offset by a $2.4 million or 2% decrease in contract charges. Total annuity premiums increased $4.5 million or 55% and accident and health premiums increased $0.8 million or 2% in 2008 compared to a year earlier. The decline in 2007 was primarily the result of a $3.1 million decrease in contract charges. A $1.0 million increase in immediate annuity premiums in 2007 was offset by a $0.9 million decrease in individual life premiums and a $0.6 million decrease in accident and health premiums.

Insurance revenues are affected by the level of new sales, the type of products sold, the persistency of policies, general economic conditions, and competitive forces. Consumers continue to desire a broad portfolio of products with safety and competitive return objectives, which the Company strives to provide. The Company offers a broad range of products, including variable insurance products, which allow policyholders to participate in both the equity and fixed income markets. Interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues and surrender charges. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. In the same manner as DAC, profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Contract charges declined 2% in 2008 and 3% in 2007. Policy charges declined due to a decline in policyholder account balances and increased sales of certain products where the contract charges are not recognized into income immediately. Instead, such charges are deferred as unearned revenues and amortized into income similar to the amortization of deferred acquisition costs (DAC). Another contributing factor in the decrease in year-to-date contract charges was the unlocking of DAC assumptions in the second quarter of 2008, which further reduced current period recognition of these revenues. The resulting increase in unearned revenues will be recognized into income in proportion to the expected future gross profits of the business. Partially offsetting these, surrender charges increased, largely due to higher surrenders on variable products.

Reinsurance ceded declined $1.4 million to $53.6 million in 2008 from $55.0 million in 2007. In 2006, reinsurance ceded was $55.2 million. The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims.

Investment Revenues

Net investment income is stated net of investment expenses. Net investment income decreased 7% in 2008, following a 3% decline in 2007 from 2006. Net investment income was $177.4 million in 2008, compared with $190.4 million in 2007 and $196.3 in 2006. Net investment income results were primarily impacted by declines in the Company’s invested asset base and reduced yields from the portfolio. In addition, expenses associated with investment income declined, favorably impacting results.

Gross investment income is largely composed of interest and dividends on fixed maturity securities, equity securities and short-term investments, mortgage loans, real estate and policy loans. Gross investment income declined $13.7 million or 7% in 2008 compared with 2007. This decrease primarily resulted from a $7.2 million decline in gross investment income on reduced investment assets and a $6.5 million decline from lower investment yields. The decline in investment assets includes declines in book value due to sales, maturities and calls along with a decline in fair values. The decline from lower yields was largely due to a reduction in income from an alternative investment fund. In 2007, this investment added gross investment income of $2.7 million. However, as a result of the significant decline in the economic environment, this investment resulted in a decline in gross investment income of $4.0 million in 2008. Gross investment income declined $5.3 million in 2007 compared with 2006, largely due to reduced investment assets.

Investment income is stated net of investment expenses. Investment income from securities declined $9.1 million or 6% in 2008 compared with 2007. This decline was due to reduced yields earned on the portfolio and a reduction of income from an alternative investment fund. Income from securities declined $4.4 million or 3%, largely due to reduced investment assets. Income from short-term investments declined $2.7 million or 72% in 2008 versus 2007, while almost doubling during 2007 from 2006. The decline in 2008 was largely due to lower short-term invested assets and a decline in short-term yields. The increase in 2007 was due to improved short-term yields and increased purchase of short-term investments during the first quarter of 2007.

Investments in mortgage loans decreased $4.8 million in 2008 and investment income from mortgage loans decreased $1.6 million or 5% for the year. The declines in 2008 were due to reduced mortgage loan balances as a result of fewer new mortgage loans, lower rates earned on new loans and lower fee income earned. Investments in mortgage loans decreased $21.9 million during 2007, primarily due to scheduled amortization. The sale of Generations Bank resulted in a decrease in mortgage loans of $18.3 million in 2007. Consequently, investment income from mortgage loans decreased $0.5 million or 2% for the year.

Mortgage loans comprised 15% of the investment portfolio at December 31, 2008, up from 13% at the end of 2007. Almost all of the mortgages were commercial loans on industrial warehouses and office properties. None of the loans have been restructured nor have there been any loans in foreclosure over the past three years. No mortgage loans were delinquent as of December 31, 2008. The Company does not hold mortgage loans of any borrower that exceed 5% of stockholders’ equity.

Real estate investments were $99.6 million at December 31, 2008 and $96.0 million at December 31, 2007. Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The Company also invests in unimproved land for future development. Properties have been acquired through individual purchases, build-to-suit and speculative development. The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous. Investment income on real estate decreased 4% in 2008. While higher rental income resulted from an increase in occupancy in certain real estate properties, investment income on real estate joint ventures declined. Real estate investments decreased $13.5 million in 2007 compared with 2006 due to property sales during the year. Accordingly, investment income on real estate decreased 21% in 2007. Real estate investments comprised 3% of the investment portfolio at both December 31, 2008 and 2007.

The Company offers policy loans as a benefit to its policyholders, and loans are secured by the cash value of the policy. Investment income from policy loans was flat in 2008 and declined by $0.5 million or 7% in 2007. In 2008, the decline in the balance of policy loans was offset by an increase in yields. The decline in 2007 was directly related to reduced balances of loans outstanding.

Investment expenses decreased $0.7 million or 6% in 2008 compared to 2007. This decrease was primarily due to a decrease in real estate investment expenses and interest expense. The largest factor contributing to the decrease was reduced tenant improvement costs on buildings held for investments. The Company maintains access to liquidity thorough borrowing from the Federal Home Loan Bank. The Company periodically borrows and subsequently reinvests these proceeds in higher-yielding investments. The Company had increased its borrowings at year-end 2007 and subsequently reduced these borrowings in 2008. Investment expenses increased $0.6 million or 5% in 2007 versus 2006. This increase largely resulted from reduced real estate accruals in the prior year.

The following table provides asset class detail of the investment portfolio. Fixed maturity and equity securities represented 78% of the entire investment portfolio at December 31, 2008, approximately the same as December 31, 2007.

	2008		2007
		%		%
	Amount	of Total	Amount	of Total
Fixed maturity securities	$2,342,873	77%	$2,631,073	78%
Equity securities	44,537	1%	59,149	2%
Mortgage loans	445,389	15%	450,148	13%
Real estate	99,576	3%	96,049	3%
Policy loans	88,304	3%	92,803	3%
Short-term	35,138	1%	36,522	1%
Total	$3,055,817	100%	$3,365,744	100%

The Company realized investment gains and losses from several sources, including write-downs of investment securities, sales of investment securities and real estate. Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price. Depending upon the terms of the call provision and price at which the security was purchased, a gain or loss may be realized.

The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

	2008	2007	2006
Gross gains resulting from:
Sales of investment securities	$—	$431	$2,154
Investment securities called, put and other	2,673	1,623	2,538
Sales of real estate	5,154	7,118	4,159
Other investment gains	280	1,905	1
Total gross gains	8,107	11,077	8,852
Gross losses resulting from:
Sales of investment securities	(1,115)	(633)	(1,027)
Other-than-temporarily impaired
write-downs of investment securities	(62,693)	(4,036)	(1,060)
Investment securities called, put and other	—	(939)	(717)
Other investment losses	—	—	(173)
Total gross losses	(63,808)	(5,608)	(2,977)
Amortization of DAC and VOBA	3,430	(43)	(254)
Realized investment gains (losses)	$(52,271)	$5,426	$5,621

The Company recorded net realized investment losses of $52.3 million in 2008, net realized investment gains of $5.4 million in 2007 and $5.6 million in 2006. During 2008, investment losses of $62.7 million were due to write-downs of investment securities, including $20.0 million from the fourth quarter, $32.5 million from the third quarter and $10.2 million from the second quarter. The financial sector has been hit hard by economic pressures and residential mortgage issues. These pressures have resulted in large price dislocations that have affected many securities and companies in the financial sector. These losses were partially offset by $5.2 million of investment gains realized on the sale of real estate and $2.7 million of investment gains realized on securities called, put and other. The net realized investment gain in 2007 was largely the result of the sale of real estate investment properties, which resulted in a $7.1 million gain, and a $1.9 million gain from the sale of Generations Bank. Partially offsetting these, investment losses of $4.0 million were due to write-downs of investment securities during 2007. The net realized investment gain in 2006 was primarily the result of the sale of real estate investment properties, which resulted in gross gains of $4.2 million.

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults. The concerns deepened and expanded broadly during 2008. Market dislocations have exacerbated credit issues as some historically liquid markets such as asset-backed commercial paper, auction-rate securities and bank financing have contracted. Demand for securitized investments, including home loans, has also fallen significantly. Home prices continue to fall, which hinders potential sales and loan refinancings that might otherwise avert defaults. These issues have largely been centered around increasing delinquencies and default rates by subprime borrowers. The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. The Company had investments with subprime residential mortgage exposure of $23.8 million and $37.3 million at December 31, 2008 and 2007, respectively. The related unrealized losses were $8.9 million and $1.8 million at December 31, 2008 and 2007, respectively. This exposure amounted to 1% or less of the Company’s invested assets for both years. These investments fall under the Company’s normal process for evaluation of other-than-temporarily impaired securities.

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security is considered to be other-than-temporarily impaired.

As described earlier, the decline in the financial markets in 2008 has been widespread. Following is information of the other-than-temporarily impaired write-downs of investment securities by sector for 2008: $27.1 million was from the financial sector; $13.2 million was from asset-backed securities; $6.8 million was from the government sector; $4.2 million was from the consumer, cyclical sector; $4.2 million was from the mortgage securities sector; $3.3 million was from the communications sector; $2.1 million was from the industrial sector; and $1.8 million was from the consumer, non-cyclical sector. This same information for 2007 was: $3.3 million from the consumer, cyclical sector and $0.7 million from the communications sector. The $1.1 million other-than-temporarily impaired write-down in 2006 was entirely from the communications sector.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments and were written down by a combined $20.0 million. The fair value of the investments after the write-downs was $11.3 million.

Following is a description of the securities that were written down during the fourth quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities were written down by $3.1 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008. One of these securities was subsequently sold during the fourth quarter of 2008. 3) Three securities were collateralized debt obligations (CDOs) that were written down by a total of $5.3 million. These securities have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities were written down by $1.9 million due to a decline in price that had persisted for a period longer than the Company considered temporary. One of these securities was subsequently sold during the fourth quarter of 2008. 5) One security is an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million. The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security. 6) One security is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry. 7) One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008. 8) Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million. These securities have been negatively impacted by the housing and mortgage credit crisis and have received TARP (Troubled Assets Relief Program) funds.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter. The total fair value of the affected securities after the write-downs was $17.9 million.

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and was written down by a total of $9.2 million. This firm was part of the financial industry that was hit hard by the mortgage credit crisis. After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy. 3) Two securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities had been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million. These issuers had also experienced declines in value related to the mortgage credit crisis and had recently been downgraded to a negative outlook. 5) One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles. The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down. 6) One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. This issuer is primarily in the radio and advertising business. 7) One security provides custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.8 million. 8) One security was a bank holding company that recently filed for bankruptcy. This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the Federal Deposit Insurance Corporation (FDIC) as its receiver. As a result of the bankruptcy filing, this security was written down $0.8 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity issuers had other-than-temporary impairments. These securities were written down by a combined $10.2 million in the second quarter. The total fair value of the affected securities after the write-downs was $16.8 million.

Following is a description of the securities that were written down during the second quarter of 2008: 1) Three of the securities were written down by a total of $3.3 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that had recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously. 2) Two securities were collateralized debt obligations (CDOs) and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. 3) One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. 4) The final security was written down $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

The Company had no securities that it identified as other-than-temporary impaired in the first quarter of 2008.

The Company had no securities that it identified as other-than-temporarily impaired during the first, second and third quarters of 2007. The Company’s analysis of fixed maturity securities at year-end 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million. One of the two securities was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company. Accordingly, the Company wrote down this security $3.3 million at year-end 2007. The second security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings. The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million. As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007. At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months. It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity. Capital expenditures for equipment upgrades were exceeding cash generation.

Investment Accounting Policy and Analysis of Investments

The Company seeks to protect policyholders’ benefits by optimizing risk and return on an ongoing basis through managing asset and liability cash flows, monitoring credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification, among other things. The Company has three primary sources of investment risk:

·	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

·	Interest rate risk, relating to the market price and/or cash flow associated with changes in market yield and curves; and

·	Liquidity risk, relating to the risk that investments cannot be converted into cash when needed or that the terms for conversion have a negative effect of the Company.

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

The following table provides information regarding fixed maturity securities by sector as of December 31, 2008.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$66,019	3%	$59,215	$2,732	$6,804	$399
Federal agencies [1]	76,209	3%	76,209	4,074	—	—
Federal agency issued
mortgage-backed securities [1]	221,522	9%	167,185	4,193	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Total corporate obligations	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	14,033	—	5,099	52	8,934	1,089
Total	$2,342,873	100%	$886,909	$38,599	$1,455,964	$230,098

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by sector as of December 31, 2007.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$72,440	3%	$52,853	$1,638	$19,587	$409
Federal agencies [1]	105,471	4%	93,281	2,527	12,190	113
Federal agency issued
mortgage-backed securities [1]	228,841	8%	62,402	1,047	166,439	2,977
Subtotal	406,752	15%	208,536	5,212	198,216	3,499
Corporate obligations:
Industrial	438,593	17%	276,653	11,209	161,940	6,358
Energy	212,829	8%	157,104	9,883	55,725	946
Technology	37,802	1%	26,902	1,104	10,900	794
Communications	95,004	4%	53,680	2,989	41,324	2,242
Financial	447,863	17%	203,810	6,915	244,053	13,439
Consumer	305,914	12%	161,514	6,752	144,400	5,337
Public utilities	253,141	10%	194,279	11,318	58,862	1,284
Total corporate obligations	1,791,146	69%	1,073,942	50,170	717,204	30,400
Corporate private-labeled
mortgage-backed securities	246,205	9%	48,403	590	197,802	4,910
Other	182,043	7%	36,583	1,161	145,460	6,236
Redeemable preferred stocks	4,927	—	—	—	4,927	124
Total	$2,631,073	100%	$1,367,464	$57,133	$1,263,609	$45,169

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2008, the Company’s unrealized losses on fixed maturities had increased to $230.1 million and were partially offset by $38.6 million in gross unrealized gains. At December 31, 2007, the Company had $45.2 million in gross unrealized losses on fixed maturities which were offset by $57.1 million in gross unrealized gains. The category of corporate obligations was the area of greatest increase in unrealized loses for the two comparative year-end dates, as this figure increased from $30.4 million to $138.0 million. The financial sector had the single largest increase by sector within the corporate obligations category, rising from $13.4 million to $45.8 million, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets. After corporate obligations, the corporate private-labeled mortgage-backed securities category experienced the next largest increase in gross unrealized losses, moving from $4.9 million to $52.8 million.

The following table identifies fixed maturity securities available for sale by rating.

	December 31, 2008		December 31, 2007
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$751,995	32%	$885,230	34%
AA	193,074	8%	215,383	8%
A	652,806	29%	665,713	25%
BBB	639,948	27%	703,897	27%
Total investment grade	2,237,823	96%	2,470,223	94%
BB	74,961	3%	115,493	4%
Other	30,089	1%	45,357	2%
Total below investment grade	105,050	4%	160,850	6%
	$2,342,873	100%	$2,631,073	100%

As of December 31, 2008 and December 31, 2007, 96% and 94%, respectively, of all fixed maturity securities were investment grade, reflecting the high quality of securities maintained. Significant changes in the mix of investment grade securities for the comparative year-end dates include a decline of 2% in AAA-rated securities and a 4% increase in A-rated securities.

Virtually all of the Company’s residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities were rated investment grade at both year-end 2008 and 2007. The Company’s below investment grade fixed maturity securities at December 31, 2008 included 98% corporate obligations and 2% collateralized debt obligations. At December 31, 2007, all below investment grade fixed maturity securities were corporate obligations.

Analysis of Unrealized Losses on Securities

The Company reviews all security investments, particularly including those having unrealized losses. Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers such as:

·	Intent and ability to make all principal and interest payments when due

·	Near-term business prospects

·	Cash flow and liquidity

·	Credit ratings

·	Business climate

·	Management changes

·	Litigation and government actions

·	Other similar factors

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

 There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

·	Risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;

·	Risk that the economic outlook will be worse or longer than expected or have more of an impact on the issuer than anticipated;

·	Risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities;

·	Risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value;

·	The risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates.

Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a permanent reduction to the cost basis of the underlying investment.

While the Company has both the ability and intent to hold its investments to maturity, the Company may also selectively determine, as part of its individual investment assessment process in relation to specific investments, that it no longer intends to hold a specific issue to its maturity. If the Company makes this determination, an analysis of the fair value of the investment is performed and the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position. Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,591	$260	$5,213	$139	$6,804	$399
Federal agencies [1]	—	—	—	—	—	—
Federal agency issued
mortgage-backed securities [1]	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	8,934	1,089	—	—	8,934	1,089
Fixed maturity securities	990,106	103,531	465,858	126,567	1,455,964	230,098
Equity securities	852	148	5,693	1,610	6,545	1,758
Total	$990,958	$103,679	$471,551	$128,177	$1,462,509	$231,856
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

At December 31, 2008, $103.7 million or 45% of the gross unrealized losses on fixed maturity and equity security investments was attributable to securities having gross unrealized losses of less than 12 months. This compares to $14.6 million or 31% at December 31, 2007. The corporate obligations category of securities accounted for most of the increase for the two comparative year-end dates. Corporate obligations also represented the largest category of securities with unrealized losses of twelve months or longer.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost. At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

·	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;

·	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and,

·	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The following table summarizes the fixed maturity securities with unrealized losses as of December 31, 2008 and December 31, 2007 by ratio of unrealized loss to amortized cost.

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$888,561	$844,802	$43,759
Unrealized losses of 20% or less and greater than 10%	401,995	343,457	58,538
Subtotal	1,290,556	1,188,259	102,297
Unrealized losses greater than 20% :
Investment grade
Less than six months	302,010	211,076	90,934
Six months or more and less than twelve months	42,755	25,613	17,142
Twelve months or greater	—	—	—
Total investment grade	344,765	236,689	108,076
Below investment grade
Less than six months	46,194	28,918	17,276
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	—	—	—
Total below investment grade	50,741	31,016	19,725
Unrealized losses greater than 20%	395,506	267,705	127,801
Total unrealized losses	$1,686,062	$1,455,964	$230,098

	December 31, 2007
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,221,745	$1,191,230	$30,515
Unrealized losses of 20% or less and greater than 10%	67,748	58,444	9,304
Subtotal	1,289,493	1,249,674	39,819
Unrealized losses greater than 20% :
Investment grade
Less than six months	9,246	6,938	2,308
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	9,246	6,938	2,308
Below investment grade
Less than six months	10,039	6,997	3,042
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	10,039	6,997	3,042
Unrealized losses greater than 20%	19,285	13,935	5,350
Total unrealized losses	$1,308,778	$1,263,609	$45,169

Total unrealized losses on fixed maturity securities at December 31, 2008 were $230.1 million. The Company segments these unrealized losses into three primary categories. The first category includes unrealized losses of 10% or less of amortized cost, which totaled $43.8 million or 19% of the total unrealized losses on fixed maturity securities. The second category reflects unrealized losses of 20% or less and greater than 10%. This category totaled $58.5 million or 25% of the total unrealized losses. The third category includes unrealized losses greater than 20%. This category totaled $127.8 million or 56% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $108.1 million in unrealized losses, while securities rated below investment grade had $19.7 million in unrealized losses at December 31, 2008.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $90.9 million for less than six months at December 31, 2008. This represented 71% of total unrealized losses greater than 20%. Investment grade securities with unrealized losses for six months or more and less than twelve-months totaled $17.1 million. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $17.3 million for less than six months and $2.4 million for six months or more and less than twelve-month periods. The Company had no securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Total unrealized losses on fixed maturity securities at December 31, 2007 were $45.2 million. Unrealized losses of 10% or less of amortized cost totaled $30.5 million or 67% of the total unrealized losses on fixed maturity securities. Unrealized losses of 20% or less and greater than 10% totaled $9.3 million or 21% of the total unrealized losses. Unrealized losses greater than 20% totaled $5.4 million or 12% of the total. Investment grade securities with unrealized losses greater than 20% had $2.3 million in unrealized losses, while securities rated below investment grade had $3.0 million in unrealized losses at December 31, 2007. The Company had no investment grade or below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months or twelve months or greater.

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2008.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$400,841	28%	$65,896	29%
AA	79,814	5%	12,218	5%
A	384,484	26%	41,718	18%
BBB	499,230	34%	84,121	36%
Total investment grade	$1,364,369	93%	$203,953	88%
BB	67,694	5%	17,742	8%
Other	23,901	2%	8,403	4%
Total below investment grade	91,595	7%	26,145	12%
	$1,455,964	100%	$230,098	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2007.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$528,319	42%	$13,798	31%
AA	75,853	6%	1,611	4%
A	272,486	21%	10,064	22%
BBB	312,246	25%	11,485	25%
Total investment grade	$1,188,904	94%	$36,958	82%
BB	47,775	4%	5,319	12%
Other	26,930	2%	2,892	6%
Total below investment grade	74,705	6%	8,211	18%
	$1,263,609	100%	$45,169	100%

As of December 31, 2008, 93% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 94% at December 31, 2007. However, 88% of the total unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of December 31, 2008, compared to 82% one year earlier.

The following tables provide the distribution of maturities for fixed maturity securities with unrealized losses as of December 31, 2008 and December 31, 2007. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	December 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$46,704	$1,188
Due after one year through five years	324,178	42,218
Due after five years through ten years	472,169	73,157
Due after ten years	343,121	59,002
Total	1,186,172	175,565
Mortgage and asset-backed securities	260,858	53,444
Redeemable preferred stocks	8,934	1,089
Total	$1,455,964	$230,098

	December 31, 2007
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$36,096	$187
Due after one year through five years	245,585	8,898
Due after five years through ten years	302,597	13,482
Due after ten years	287,270	13,550
Total	871,548	36,117
Mortgage and asset-backed securities	387,134	8,928
Redeemable preferred stocks	4,927	124
Total	$1,263,609	$45,169

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months at December 31, 2008. The Company has evaluated eleven fixed-maturity securities in this category, and prepared detailed analyses on these positions. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired. Two securities from one issuer are Alt-A mortgage-backed securities. Mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage. These securities are senior tranches, which continue to perform within expectations and are highly rated despite the decline in fair value. Four securities are large financial institutions that have been impacted by the housing and mortgage credit crisis. The government has supported these institutions through TARP (Troubled Assets Relief Program) funds. These securities are rated as investment grade, are backed by adequate capital positions and have continued to perform within expectations. Two securities are trust preferred securities that have also been negatively impacted by the housing and mortgage credit crisis and whose issuers have received TARP funds. These securities continue to be rated as investment grade, have sufficient near-term capital positions and should continue to receive TARP consideration and assistance, as necessary. One security is a subprime asset-backed security. Rising delinquencies and defaults in the subprime and non-conforming mortgage markets have resulted in a severe decline in the fair value for these securities. This security is a senior tranche, continues to be rated investment grade, has a 100% third- party monoline guarantee and continues to perform within expectations. One security is an international banking institution that has been negatively impacted by the effects of both the global credit deterioration and the U.S. housing and mortgage credit crisis. This is a floating rate note suffering price fluctuations due to changes in credit spreads, but it has excellent liquidity, strong financial fundamentals, is an investment grade security and continues to perform within expectations. One security is a mortgage insurer that has been impacted by increased mortgage defaults. This issuer has been evaluated as having adequate capital and liquidity and continues to perform within expectations.

The Company has written down certain investments in previous periods. Securities previously written down and still owned at December 31, 2008 had an amortized cost of $31.4 million with a net unrealized loss of $2.2 million. Comparatively, securities written down and still owned at December 31, 2007 had an amortized cost of $6.6 million and a net unrealized gain of $0.5 million.

Other Revenues

Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate and income received from the sale of state low income housing tax credits (“LIHTC credits”). Other revenues increased $1.5 million or 13% in 2008 compared to 2007. This increase was largely due to additional sales of LIHTC credits. Other revenues increased $0.2 million or 1% in 2007 compared to 2006, also primarily a result of increased sales of LIHTC investments.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Death benefits reflect mortality results. Although mortality increased in 2008 and decreased in 2007, it has remained within pricing expectations for the periods presented.

Policyholder benefits increased $12.3 million or 8% in 2008 compared to a $1.4 million or 1% decline in 2007. The increase in 2008 was due to several factors. Death benefits increased $4.4 million or 4% compared to the prior year, reflecting adverse mortality. Higher dental benefits reflected the increase in new dental business during 2008 over the past year. Benefit and contract reserves increased due to higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums. In 2007, the Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and as such is accounted for at fair value. The change in the value of this liability is reported in policyholder benefits in the Consolidated Statements of Income. These annuity riders had an increase in value of $0.8 million during 2008, largely due to changes in the equity and credit markets, along with changes in interest rates and volatility. The value of the riders will fluctuate depending on market conditions.

The decrease in policyholder benefits in 2007 was primarily due to declines in death benefits and surrenders. These declines were partially offset by an increase in reserves established for these benefits. The increase in immediate annuity premiums in 2007 contributed to the increase in reserves.

Policyholder benefits for the group accident and health product line increased $3.0 million or 13% in 2008 and $0.9 million or 4% in 2007. These increases were largely the result of increases in group dental benefits, which increased $3.5 million or 17% and $0.5 million or 2% in 2008 and 2007, respectively.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Interest credited to policyholder account balances decreased $4.3 million or 5% in 2008 and $3.4 million or 4% in 2007. Amounts credited are a function of account balances available multiplied by an appropriate crediting rate. As account balances decline, so will the amount of interest credited to policyholder account balances. In addition, the Company has reduced crediting rates on selected products to remain in line with rates available in the market. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The average interest rate credited to policyholder account balances was 4.28% in 2008, 4.30% in 2007 and 4.32% in 2006.

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

The amortization of DAC was $35.0 million in 2008 compared with $31.1 million in 2007 and $34.9 million in 2006. The increase in 2008 was due to several factors. First, DAC amortization increased on variable products due to increased surrenders and a decline in the market value of the account balances. Second, Old American increased commission schedules in 2007. Accordingly, as policies terminated in 2008, an increase in DAC amortization resulted from the increased commission costs that had been deferred. In addition, DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products. The unlocking adjustments for 2007 and 2006 totaled $3.4 and $0.7 million, respectively, and were primarily related to adjustments for interest spreads. Partially offsetting these, the amortization of DAC decreased in 2008 compared to 2007 due to a large number of policy surrenders that occurred in 2007, resulting in additional DAC amortization in 2007.

VOBA is amortized in concert with each purchased block of business. The amortization of VOBA was $7.1 million in 2008, $9.2 million in 2007 and $7.4 million in 2006. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The unlocking adjustment totaled $0.2 million in 2008 and was related to a change in the policy surrender assumptions. The unlocking adjustment totaled $1.1 million in 2007 and was primarily related to a reduction in the mortality assumptions.

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

Premiums are reported on a gross basis, with separate reporting for premiums ceded under reinsurance agreements. Policyholder benefits and expenses are reported net of reinsurance ceded and equaled $68.1 million, $61.1 million, and $57.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the balance sheet. A reinsurance receivable is established for such balance sheet items. Reinsurance related to policy and claim reserves ceded of $154.1 million and $149.5 million were included in the reinsurance receivables as of December 31, 2008 and 2007, respectively. Ceded benefits recoverable from reinsurers were $14.4 million and $12.8 million as of December 31, 2008 and 2007, respectively.

The Company’s overall reinsurance strategy has not changed during the periods addressed in this report. However, the Company has implemented changes to its reinsurance on certain new products by reducing the amount of coverage that is reinsured. These changes have been made primarily due to the increased cost of reinsurance currently available in the market.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. In total, operating expenses increased $4.5 million or 5% in 2008 but decreased $4.8 million or 5% in 2007 compared to 2006. The primary factors contributing to the increase in2008 were increased employee and agent medical plan and benefit costs largely resulting from a reduction of accruals in the prior year, expense associated with affordable housing tax credits, travel expenses, premium taxes and consulting services. The decline in operating expenses in 2007 largely resulted from reduced employee benefit accruals and reduced outside legal costs.

Income Taxes

The Company recorded an income tax benefit of $9.2 million or 35% of income before tax in 2008, compared to an income tax expense of $17.3 million or 33% of income before tax in 2007. The decrease in tax expense in 2008 versus 2007 was due to lower income before tax and a decrease in the provision to tax return adjustments, offset by a decrease in low income housing tax credits earned. In 2006, the Company recorded an income tax expense of $13.7 million or 27% of income before tax. The increase in the tax expense in 2007 versus 2006 was primarily the result of higher income before tax, a decrease in low income housing tax credits earned, and the provision to tax return adjustments. Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses, and affordable housing tax credits.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2004 and prior through 2006. The unrecorded deferred tax expense (benefit) in 2004 and prior, 2005 and 2006 was $1.1 million, ($0.3) million and ($0.3) million, respectively.

The income tax rate in 2007 and 2006 was reduced by tax credits generated from the Company’s investments in affordable housing. The effect of the affordable housing credits on the effective tax rate was a tax benefit of $2.0 million or 4% in 2007 and $2.9 million or 6% in 2006. The Company’s investments in affordable housing did not create a tax benefit in 2008.

The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. In 2008, the Company’s income tax expense was increased $0.1 million, due to a net increase in contingent tax liabilities relating to the 2005 through 2008 tax years. In 2007 and 2006, the Company’s income tax expense was reduced $0.1 million and $0.7 million, respectively, due to a net decrease in contingent tax liabilities.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability and dental products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 10 – Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2008	2007	2006
Insurance revenues:
Premiums	$60,160	$55,412	$53,791
Contract charges	109,007	111,422	114,496
Reinsurance ceded	(42,687)	(42,644)	(41,069)
Total insurance revenues	126,480	124,190	127,218
Investment revenues:
Net investment income	164,243	176,666	182,766
Realized investment gains (losses)	(49,987)	5,820	5,300
Other revenues	12,734	11,214	10,717
Total revenues	253,470	317,890	326,001

Policyholder benefits	101,275	93,200	95,603
Interest credited to policyholder account balances	86,899	91,215	94,648
Amortization of deferred acquisition costs
and value of business acquired	28,875	27,568	30,581
Operating expenses	60,979	55,283	59,952
Total benefits and expenses	278,028	267,266	280,784

Income (loss) before income tax expense (benefit)	(24,558)	50,624	45,217

Income tax expense (benefit)	(8,715)	15,822	12,049

Net income (loss)	$(15,843)	$34,802	$33,168

The net loss for this segment in 2008 was $15.8 million, a decrease of $50.6 million from $34.8 million of net income in 2007. Net income for this segment increased 5% in 2007 from $33.2 million in 2006. The largest contributor to the loss for 2008 was $50.0 million in realized investment losses. Also contributing to the loss in 2008 was a $12.4 million decrease in net investment income, an $8.1 million increase in policyholder benefits and a $5.7 million increase in operating expenses. Partially offsetting these changes, premiums increased $4.8 million, other revenues increased $1.5 million and interest credited to policyholder account balances decreased $4.3 million in 2008. The improved results for 2007 were due to decreases in policyholder benefits, interest credited to policyholder account balances, amortization of DAC and VOBA and operating expenses. Partially offsetting these improvements were decreases in contract charges and net investment income and an increase in income tax expense. The increase in tax expense was due, in part, to a reduction in affordable housing tax credits.

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products and contract charges. Traditional insurance products principally include whole life, term life and immediate annuities. Contract charges are collected from interest sensitive insurance products, including universal life, fixed deferred annuities and variable life and annuities. In 2008, this segment received 36% of its direct insurance revenues from premiums on traditional products, compared to 33% in 2007 and 32% in 2006.

Total insurance revenues increased 2% in 2008, following a 2% decline in 2007. The increase in 2008 reflected a 9% increase in premiums. The premium growth reflected a 55% increase in immediate annuity sales, reflecting consumer preferences. The decline in 2007 was primarily due to a reduction in contract charges, resulting from the unearned revenue correction discussed below.

This segment’s products are primarily marketed through a nationwide sales force of independent general agents. The Individual Insurance segment is central to the Company’s overall performance and produced 53% of consolidated insurance revenues in 2008, the same as in 2007.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31. New premiums are also detailed by product.

	2008	%	2007	%	2006
New premiums:
Individual life insurance	$5,632	(2)	$5,773	(3)	$5,961
Immediate annuities	12,612	55	8,142	13	7,174
Total new premiums	18,244	31	13,915	6	13,135
Renewal premiums	41,916	1	41,497	2	40,656
Total premiums	$60,160	9	$55,412	3	$53,791

Total premiums for this segment increased $4.7 million or 9% in 2008 compared to a $1.6 million or 3% increase in 2007. Total new premiums increased $4.3 million or 31% in 2008 versus 2007, reflecting a $4.5 million or 55% increase in new immediate annuity premiums. The increase in annuity premiums primarily reflects changes in consumer preferences. Total renewal premiums increased $0.4 million or 1% compared to one year ago, reflecting a $0.6 million or 2% increase in individual life insurance premiums. Total new premiums increased $0.8 million or 6% in 2007 versus 2006. This increase was largely due to a $1.0 million or 13% increase in immediate annuity premiums. Renewal premiums increased $0.8 million or 2% in 2007, due to a $1.0 million or 3% increase in individual life insurance premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits over the three years ended December 31. New deposits are also detailed by product.

	2008	%	2007	%	2006
New deposits:
Universal life insurance	$10,913	—	$10,869	7	$10,117
Variable universal life insurance	1,942	(22)	2,480	5	2,372
Fixed deferred annuities	30,413	15	26,348	(12)	29,815
Variable annuities	25,496	(13)	29,426	37	21,507
Total new deposits	68,764	(1)	69,123	8	63,811
Renewal deposits	131,701	(4)	136,644	(2)	139,139
Total deposits	$200,465	(3)	$205,767	1	$202,950

Total new deposits decreased 1% in 2008 compared to an 8% increase in 2007. New fixed deferred annuity deposits increased 15% in 2008 versus a 12% decline in 2007. New variable annuity deposits decreased 13% in 2008 following a 37% increase in 2007. New universal life deposits were flat in 2008 compared to a 7% increase in 2007, and new variable universal life deposits decreased 22% in 2008 versus a 5% increase in 2007. The extremely difficult market conditions were the primary driver in the decrease in variable life and annuity sales during 2008. Total renewal deposits decreased 4% in 2008, reflecting a 30% decline in variable annuity deposits, a 5% decline in variable universal life deposits and a 2% decrease in universal life deposits that were partially offset by a 16% increase in fixed deferred annuity deposits. Total renewal deposits decreased 2% in 2007, as a 44% increase in variable annuity deposits was offset by a 25% decrease in fixed deferred annuity deposits and a 2% decrease in universal life deposits. The increase in fixed deferred annuity deposits in 2008 reflected an increase in sales that can, in part, be attributed to changes in consumer preferences resulting from the volatility in the equity markets and changes in interest rates. The decline in the deposits of other products in 2008 can largely also be attributed to the difficult economic environment.

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

Contract charges declined $2.4 million in 2008 and $3.1 million in 2007. While total contract charges did not fluctuate significantly in 2008, three of the components had fluctuations. Amortization of deferred revenue declined compared to a year ago, as the Company has experienced increased sales of certain products where expense loads are deferred and amortized into earnings in future periods. Changes in unlocking in the second quarter of 2008 also contributed to the decrease in year-to-date deferred revenue. Reserve loads decreased, also resulting from increased sales of products where expense loads are deferred. Partially offsetting these changes, surrender charges increased from increased surrenders on variable products. Contract charges were reduced by $1.7 million during the second quarter of 2007, resulting from a correction of the unearned revenue portion of a universal life product. The amount of the correction attributable to prior periods was $1.1 million, including $0.2 million in 2005 and $0.9 million in 2006.

Net investment income decreased 7% in 2008 and 3% in 2007. Investment income is primarily driven by changes in interest rates, asset levels and investment expenses. The decline in 2008 was primarily due to reduced investment assets and lower yields from the investment portfolio. The decline from lower yields was largely due to a reduction in income from an alternative investment fund. In 2007, this investment added gross investment income of $2.5 million. However, as a result of the significant decline in the economic environment, this investment resulted in a decline in gross investment income of $3.7 million in 2008. While investment yields increased in 2007, the impact of lower assets caused total net investment income to decline. The Individual Insurance segment had realized investment losses of $50.0 million in 2008 compared to $5.8 million in realized investment gains in 2007.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments affecting the Individual Insurance segment. These securities were written down by a combined $19.5 million and the fair value of the investments after the write-downs was $11.2 million.

Following is a description of the securities that were written down during the fourth quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities were written down by $2.8 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008. One of these securities was subsequently sold during the fourth quarter of 2008. 3) Three securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities were written down by $1.9 million due to a decline in price that had persisted for a period longer than the Company considered temporary. One of these securities was subsequently sold during the fourth quarter of 2008. 5) One security is an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million. The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security. 6) One security is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry. 7) One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008. 8) Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million. These securities have been negatively impacted by the housing and mortgage credit crisis and have received TARP (Troubled Assets Relief Program) funds.

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and was written down by a total of $9.2 million. This firm was part of the financial industry that was hit hard by the mortgage credit crisis. After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy. 3) Two securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities had been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $3.9 million. These issuers have also experienced declines in value related to the mortgage credit crisis and have recently been downgraded to a negative outlook. 5) One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles. The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down. 6) One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. The issuer is primarily in the radio and advertising business. 7) One security provided custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.3 million. 8) One security was a bank holding company that recently filed for bankruptcy. This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the FDIC as its receiver. As a result of the bankruptcy filing, this security was written down $0.8 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment. These securities were written down by a combined $9.7 million in the second quarter. The total fair value of the affected securities after the write-downs was $15.2 million.

Following is a description of the securities that were written down during the second quarter of 2008: 1) Three of the securities were written down by a total of $3.0 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed LBO transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously. 2) Two securities were collateralized debt obligations (CDOs) and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. 3) One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. 4) The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

The Company had no securities that it identified as other-than-temporarily impaired in the first quarter of 2008 for this segment.

The Company had no securities that it identified as other-than-temporarily impaired during the first, second and third quarters of 2007 for this segment. The Company’s analysis of fixed maturity securities at year-end 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $3.5 million. One of the two securities was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company. Accordingly, the Company wrote down this security $2.8 million at year-end 2007. The second security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings. The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million. As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007. At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months. It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity. Capital expenditures for equipment upgrades were exceeding cash generation.

Other revenues increased $1.5 million or 14% in 2008 versus 2007. This increase was largely due to additional sales of LIHTC credits. Other revenues increased $0.5 million or 5% in 2007 compared to 2006 also primarily a result of increased sales of LIHTC investments.

Policyholder benefits consist of death benefits (mortality), annuity benefits, individual accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $8.1 million or 9% in 2008 compared to a $2.4 million or 3% decrease in 2007. The increase was primarily due to two factors. First, death benefits increased $2.8 million or 5% compared to a year ago, reflecting adverse mortality. While mortality results were different for 2008 and 2007, both years were within the range of anticipated mortality. Second, benefit and contract reserves increased, largely due to two items. The first item was higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums. The second item was due to the guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that the Company introduced during 2007. This rider is considered to be a financial derivative and is accounted for at fair value. These annuity riders had an increase in value of $0.8 million during 2008, largely due to changes in the equity and credit markets, along with changes in interest rates and volatility. The value of the riders will fluctuate depending on market conditions. The decline in 2007 was largely due to a decrease in both death benefits and surrenders of individual life insurance.

Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. The amount of interest credited is a function of the crediting rate and account balances. Account balances are impacted by deposits, benefits, surrenders and contract charges. Interest credited to policyholder account balances decreased $4.3 million in 2008 and $3.4 million in 2007 compared with 2006. The declines in both years were primarily due to a combination of lower policyholder account balances and reduced crediting rates.

The amortization of DAC and VOBA increased 5% in 2008 compared to 2007, following a 10% decline in 2007 compared with 2006. DAC amortization increased 17% in 2008, primarily related to negative market performance on variable products. DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products. In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads. Partially offsetting these changes, the amortization of DAC decreased in 2008 compared to 2007 due to several large policy surrenders that occurred in 2007 resulting in additional DAC amortization in 2007.

VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. VOBA amortization decreased 32% in 2008 compared with 2007. This decline can largely be attributed to a decrease in the unlocking adjustment from $1.0 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008. The unlocking adjustment in the second quarter of 2007 was related to the assumptions for mortality margins. The unlocking adjustment in the second quarter of 2008 was primarily related to a change in the policy surrender assumptions. There were no VOBA unlocking adjustments during 2006.

Operating expenses include commissions, net of the capitalization of certain commissions, expenses from operations and other expenses. In total, operating expenses increased 10% in 2008 but decreased 8% in 2007 compared to 2006. The primary factors contributing to the increase in 2008 were employee and agent medical plan and benefit costs largely resulting from a reduction of accruals in the prior year, expense associated with LIHTC credits, travel expenses, premium taxes and consulting services. The decrease in operating expenses in 2007 was largely due to reductions in employee benefits, legal fees and guaranty assessments.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2008	2007	2006
Insurance revenues:
Premiums	$56,208	$54,062	$54,065
Reinsurance ceded	(7,445)	(8,286)	(9,488)
Total insurance revenues	48,763	45,776	44,577
Investment revenues:
Net investment income	525	426	272
Other revenues	268	278	608
Total revenues	49,556	46,480	45,457

Policyholder benefits	32,956	30,061	28,596
Operating expenses	19,041	19,309	19,114
Total benefits and expenses	51,997	49,370	47,710

Loss before income tax benefit	(2,441)	(2,890)	(2,253)

Income tax benefit	(854)	(867)	(676)

Net loss	$(1,587)	$(2,023)	$(1,577)

The Company offers several insurance products in the Group Insurance segment: dental, group life, and short and long-term disability. The Group Insurance segment markets its group products primarily to small and mid-size organizations. Products are sold through group representatives targeting a nationwide network of independent general agents and group brokers, along with the Company’s career general agents. This sales network is this segment’s core distribution system. Additionally, the Company enters into selective third-party marketing arrangements to market group products. This segment generated 21% of the Company’s consolidated insurance revenues in 2008, an increase from 20% in 2007.

The group market is highly competitive. Accordingly, group policies are periodically reviewed to ensure they conform to target claims, expenses and profit objectives. Group products are generally contracted for on a yearly renewal basis. Renewal terms that meet target pricing objectives are communicated to the group policyholder for renewal consideration.

The Group Insurance segment experienced net losses in each of the three years presented. The net loss in the Group Insurance segment decreased $0.4 million or 22% in 2008. This decrease was largely the result of an increase in insurance revenues and a decrease in operating expenses. These were partially offset by an increase in policyholder benefits. The net loss for this segment increased $0.5 million or 28% in 2007. This increase was largely due to increased policyholder benefits and increased operating expenses that were partially offset by an increase in insurance revenues.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31. New premiums are also detailed by product.

	2008	%	2007	%	2006
New premiums:
Group life insurance	$2,084	37	$1,517	49	$1,020
Group dental insurance	8,968	32	6,785	4	6,524
Group disability insurance	1,657	8	1,530	5	1,454
Group stop loss insurance	—	—	1,423	(52)	2,971
Other group insurance	264	2	258	(19)	318
Total new premiums	12,973	13	11,513	(6)	12,287
Renewal premiums	43,235	2	42,549	2	41,778
Total premiums	$56,208	4	$54,062	—	$54,065

This segment exited the stop loss market, but continued to process existing business until the stop loss contracts expired in 2007. The stop loss product line was being offered through an independent managing general underwriter, which also provided third-party administration. During the fourth quarter of 2006, the independent managing general underwriter was acquired by another organization, which then terminated the agreement. The Company has continued to focus on its core products and services, but may re-enter the stop loss market at a later date.

Total group premiums increased $2.1 million or 4% in 2008 and were flat in 2007. Excluding the terminated stop loss product line, total group premiums increased 7% in 2008 and 3% in 2007. New premiums increased 13% in 2008 over 2007, following a 6% decrease in 2007. The growth in premiums in 2008 was the result of a $2.2 million or 32% increase in new group dental premiums and a $0.6 million or 37% increase in new group life premiums. These improvements reflect the expansion of the group distribution system begun in 2007. Excluding the terminated stop loss block, new premiums increased 29% compared to one year ago. In 2007, new group life premiums increased 49%, while total new group accident and health premiums declined 11%. However, excluding the terminated stop loss block, new group accident and health premiums increased 3% compared with 2006. This increase reflected a 4% increase in dental premiums.

Renewal premiums increased $0.7 million or 2% in 2008 and $0.8 million or 2% in 2007. Excluding the adjustment for unrecorded premiums discussed below, renewal premiums increased $1.4 million or 3% in 2007. An adjustment was reflected in 2006 that related to renewal premiums attributable to years 2003 through 2006. The unrecorded premiums in 2003, 2004 and 2005 were $0.1 million, $0.2 million and $0.3 million, respectively.

The Company has used reinsurance in several of its group product lines to help mitigate risk. Reinsurance on premiums declined $0.8 million or 10% in 2008 and $1.2 million or 13% in 2007, largely due to the termination of the stop loss business. A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line. Excluding stop loss from the ongoing product lines, reinsurance ceded was flat in 2008 and declined 1% in 2007.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $2.9 million or 10% in 2008, reflecting increased dental benefits. The increase in benefits in the dental product line reflects, in part, the increase in new dental business over the past year. It is typical for new dental business to report an increase in benefits in the first policy year. As the business ages, the benefit ratio falls more in line with renewal expectations. Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups. Policyholder benefits increased $1.5 million or 5% in 2007, reflecting an increase in stop loss and dental benefits.

Operating expenses consist of commissions, fees to third party marketing and administrative organizations, and expenses from the Company’s operations. Expenses associated with operations in this segment are specifically and directly identified, but also include allocated expenses. Operating expenses in this segment decreased 1% in 2008, following a 1% increase in 2007. The reduction in 2008 was largely due to a $0.4 million release in legal contingency reserves as a result of a settlement of pending litigation. The increase in 2007 reflected charges incurred for enhancements made to operating systems and software. This was partially offset by a reduction in legal fees as 2006 legal expense included a contingency reserve expense.

Improvement efforts for this segment continue to be focused in three primary areas. First, emphasis is being placed on the growth of the in-force business. Increased productivity from existing group representatives and the continued expansion of the group distribution system are priorities for growth. Sales improvements in 2008 reflect the success of this emphasis. This segment is also seeking additional third-party arrangements to advance its sales objectives. Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses. Finally, this segment added a new voluntary disability product to the portfolio in 2008 and will introduce a new voluntary life product in 2009. Voluntary products are sponsored by employers, but are elected by the employee and are entirely paid for by the employee. This coverage is portable as the employees can continue this coverage if they change employers. Voluntary products tend to be more profitable and are expected to become a larger share of the group marketplace.

Old American

The following table presents financial data of the Old American business segment for the years ended December 31.

	2008	2007	2006
Insurance revenues:
Premiums	$65,001	$66,537	$68,644
Reinsurance ceded	(3,484)	(4,058)	(4,601)
Total insurance revenues	61,517	62,479	64,043
Investment revenues:
Net investment income	12,651	13,313	13,242
Realized investment gains (losses)	(2,284)	(394)	321
Other revenues	3	7	24
Total revenues	71,887	75,405	77,630

Policyholder benefits	44,518	43,197	43,706
Amortization of deferred acquisition costs
and value of business acquired	13,209	12,765	11,730
Operating expenses	13,375	14,266	14,588
Total benefits and expenses	71,102	70,228	70,024

Income before income tax expense	785	5,177	7,606

Income tax expense	405	2,295	2,279

Net income	$380	$2,882	$5,327

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories. This segment provides agents with sales leads using direct response marketing. This segment produced 26% of consolidated insurance revenues in 2008, down slightly from 27% in 2007.

Net income for this segment decreased 87% in 2008 to $0.4 million. Net income decreased 46% to $2.9 million in 2007. The decline in 2008 was primarily due to increased realized investment losses, increased policyholder benefits, a decline in insurance revenues and a decline in net investment income. Partially offsetting these changes was a decline in operating expenses. The decline in net income in 2007 largely resulted from a decrease in insurance revenues and increases in realized investment losses and amortization of DAC. Also in 2007, this segment recorded a $0.7 million increase in income tax expense, reflecting corrections in estimates from tax years prior to 2005.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31.

	2008	%	2007	%	2006

New premiums	$7,294	11	$6,583	5	$6,281
Renewal premiums	57,707	(4)	59,954	(4)	62,363
Total premiums	$65,001	(2)	$66,537	(3)	$68,644

Total new premiums increased 11% in 2008, compared to a 5% increase in 2007. Total renewal premiums decreased 4% in both 2008 and 2007. The increase in new premiums reflects a combination of product, compensation and distribution changes which have improved the Company’s competitive position. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income decreased 5% in 2008 compared to a 1% increase in 2007. The decrease in 2008 primarily reflects reduced investment assets and a reduction in yields from the investment portfolio. The decline from lower yields was largely due to a reduction in income from an alternative investment fund. In 2007, this investment added gross investment income of $0.2 million. However, as a result of the significant decline in the economic environment, this investment resulted in a decline in gross investment income of $0.2 million in 2008. The increase in net investment income that occurred in 2007 can primarily be attributed to increased investment yields. Old American had realized investment losses of $2.3 million in 2008 and $0.4 million in 2007.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that two securities had other-than-temporary impairments affecting the Old American segment. These securities were written down by a combined $0.5 million in the fourth quarter. Following is a description of the securities that were written down during the fourth quarter of 2008. 1) One security was written down by $0.3 million, primarily as a result of a decline in price on a debt security from an issuer that completed a leveraged buyout (LBO) transaction during 2008. This security had been also been written down during the second quarter of 2008. 2) a collateralized debt obligation (CDO) security was written down by $0.2 million, primarily due to a price decline that had persisted for a period longer than the Company considered temporary and the deteriorating performance of the collateral. This security had also been written down during the second quarter of 2008.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that an investment in two issuers of fixed-maturity securities had other-than-temporary impairment affecting this segment. These investments were written down by $1.5 million in the third quarter. The fair value of the investments after the write-downs was $1.5 million.

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two securities, one issuer a parent organization of the other, were financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $1.0 million. These issuers have also experienced declines in value related to the mortgage credit crisis and had recently been downgraded to a negative outlook. 2) One security provides custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $0.5 million.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that three fixed-maturity securities had other-than-temporary impairments affecting this segment. These securities were written down by a combined $0.5 million in the second quarter. The total fair value of the affected securities after the write-downs was $1.6 million.

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

The Company had no securities that it identified as other-than-temporarily impaired in the first quarter of 2008 for this segment.

The Company’s analysis of fixed maturity securities for this segment at year-end 2007 resulted in the determination that one security had an other-than-temporary decline which was written down by $0.4 million. This security was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout. The transaction was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company. No securities were identified as other-than-temporarily impaired for this segment in the first, second and third quarters of 2007,or for the year ended December 31, 2006.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased 3% in 2008 following a 1% decline in 2007. The increase in 2008 was largely due to higher death benefits and surrenders, but these changes were partially offset by reserve release. The increase in death benefits reflects adverse mortality. While mortality results were different for 2008 and 2007, both years were within the range of anticipated mortality. In 2007, a decrease in death benefits, reflecting reduced mortality, was partially offset by an increase in reserves.

The policyholder benefit ratio (policyholder benefits divided by total revenues, excluding realized investment gains and losses) was higher in 2008 but remained consistent in 2007 and 2006. Lower revenues, primarily from reduced renewal premiums, combined with increased policyholder benefits contributed to the increase in the policyholder benefits ratio in 2008.

	2008	2007	2006

Total revenue	$71,887	$75,405	$77,630
Less: Realized investment gains (losses)	(2,284)	(394)	321
Revenue excluding realized investment gains (losses)	74,171	75,799	77,309
Policyholder benefits	$44,518	$43,197	$43,706

Policyholder benefit ratio	60%	57%	57%

Amortization of deferred acquisition costs and value of business acquired increased $0.4 million or 3% in 2008, following a $1.0 million or 9% increase in 2007 compared to 2006. Beginning in mid 2007, Old American increased the commissions paid on the sale of certain new individual life policies. This change increased capitalization and the DAC asset, but this also results in a higher amount of amortization. The increase in 2007 was largely due to a reduction in amortization of DAC by $1.2 million in 2006. This adjustment, which was a correction of an understatement of the capitalization of DAC in prior periods, was not material to 2006 or any prior period financial statements.

Operating expenses include commissions and production allowances, net of the capitalization of certain commission and production allowances, and expenses from operations. Operating expenses decreased 6% in 2008, primarily due to decreases in salaries, lead production expenses and taxes. Operating expenses decreased 2% in 2007, largely due to reduced salaries and benefits and a reduction in agent costs.

An adjustment was reflected in 2007 that related to deferred tax expense attributable to years 2003 and prior through 2006. The unrecorded deferred tax expense in 2003 and prior, 2004, 2005 and 2006 was $0.3 million, $0.4 million, and $0.1 million and none, respectively.

Liquidity and Capital Resources

Liquidity

The Company meets liquidity requirements primarily through positive cash flows from operations. Management believes that the Company has sufficient sources of liquidity to satisfy operational requirements and to finance expansion and planned initiatives. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the payment of insurance benefits, purchase of investments, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.

The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash provided from operations in each of the three years ended 2008, 2007 and 2006 was $12.3 million, $32.9 million, and $23.9 million, respectively. Cash provided from operating activities decreased $20.6 million in 2008 compared with an increase in cash provided from operating activities of $9.0 million in 2007. The decrease in 2008 compared with 2007 was largely the result of a $15.3 million decline in net investment income and a $4.4 million increase in cash benefit payments. These were partially offset by a $6.5 million increase in premium receipts. Cash is also affected by increases and decreases in the Company’s net receivables and net payables. Income taxes payable decreased $33.1 million during 2008 largely due to the net loss incurred. Suspense items on ongoing operations also decreased $1.3 million. These decreases were partially offset by a $3.7 million increase in accrued investment income, a $1.9 million increase in reinsurance receivables established at the time claims are paid, and a $23.1 million increase in accrued employee and agent benefits. Accrued employee and agent benefits were higher because of the lower return on plan assets in the cash balance pension plan due to the current market conditions. The increase in 2007 compared with 2006, was largely the result of a $7.2 million reduction in claims paid to policyholders. Partially offsetting this, premium receipts decreased $1.6 million and commissions paid to agents from premium and deposit activity increased $1.4 million. Also at year-end 2007 compared with 2006, receivables increased $5.8 million while payables and suspense items on ongoing operations increased $2.1 million.

Net cash provided by investing activities was $48.9 million in 2008, $84.1 million in 2007 and $68.1 million in 2006. The Company’s new investments in fixed maturity and equity securities were $259.4 million in 2008, down from $328.3 million during 2007 and $285.4 million during 2006. New investments in mortgage loans were $49.3 million in 2008, $54.8 million in 2007, and $72.6 million in 2006. During 2008, the Company increased its purchases of real estate investments to $30.1 million, up from $4.5 million in 2007, but down from $45.0 million in 2006. Approximately 11% of the securities portfolio was sold, called or matured in 2008, compared with 13% in 2007 and 2006. The Company had $54.0 million in mortgage loan maturities and principal paydowns in 2008, compared with $58.4 million in 2007 and $59.1 million in 2006. During 2008, the Company had sales of real estate investments of $30.6 million, compared with $22.5 million in 2007 and $18.8 million in 2006. During these three years, the Company sold several real estate properties which resulted in realized gains.

Net cash used in financing activities was $63.7 million in 2008, $108.8 million in 2007 and $100.2 million in 2006. The net repayments of short-term notes payable were $7.5 million in 2008, $4.3 million in 2007 and $12.6 million in 2006. Deposits on policyholder account balances equaled $200.5 million in 2008, $205.8 million in 2007 and $203.0 million in 2006. Withdrawals on policyholder account balances were $240.5 million in 2008, $294.8 million in 2007 and $273.8 million in 2006. The decrease in withdrawals can be attributed to the volatility in the equity markets and is consistent with falling interest rates. The net acquisition of treasury stock totaled $16.8 million in 2008 compared to $4.5 million in 2007 and $3.3 million in 2006. The net acquisition of treasury stock in 2008 reflects purchases from employee benefit plans of $8.5 million and the stock repurchase program of $8.3 million. Finally, the Company’s stockholder dividends were $12.5 million in 2008, $36.4 million in 2007 and $12.8 million in 2006. During 2007, the Company paid a special, one-time dividend of $2.00 per share in addition to its quarterly dividends.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts

At December 31, 2008, the Company had $258.6 million in separate account assets. This was a decrease of $161.8 million from $420.4 million at December 31, 2007. The significant decline in the market directly contributed to the decrease in these assets. This decline affected both the investment performance of existing contract holders but also contributed to a decline in new sales. Nearly 19% of the policyholder withdrawals were transferred to the general account, which credits interest on the balance invested. Negative investment performance decreased separate accounts by $135.3 million in 2008 versus an increase of $33.8 million in 2007. Deposits in separate accounts decreased in 2008 to $49.0 million versus $57.8 million in 2007. Policyholder withdrawals also contributed to the decline in assets, increasing to $61.3 million in 2008 from $57.1 million in 2007. In addition, contract charges were $14.2 million and $14.8 million in 2008 and 2007, respectively.

Debt and Short-Term Borrowing

Borrowings were $2.9 million at year-end 2008, down from $10.4 million at year-end 2007. The decrease in borrowings was due to reductions in borrowing from FHLB, which declined $7.5 million during 2008. The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2008 and December 31, 2007, all outstanding balances in notes payable were with the FHLB. All outstanding balances had maturities of less than one year and were secured by financial assets in both years.

The Company has the ability to increase its borrowings with the FHLB, primarily based upon the amount of collateral provided. In addition, the Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in June of 2009. The Company anticipates renewing these lines of credit as they become due.

Capital Resources

The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company at December 31.

	2008	2007
Total assets less separate accounts	$3,708,526	$3,931,715
Total stockholders’ equity	527,107	684,401
Ratio of stockholders’ equity
to assets less separate accounts	14%	17%

The ratio of equity to assets less separate accounts declined 3% in 2008. Stockholders’ equity decreased $157.3 million from year-end 2007. The decrease was largely due to increases in unrealized investment losses, payments of stockholder dividends, an increase in the minimum pension liability and an increase in treasury stock. Stockholders’ equity per share, or book value, equaled $46.11 for year-end 2008, a 21% decrease for the year.

Unrealized losses on available for sale securities, which are included as a component of stockholders’ equity (net of securities gains and losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $82.3 million at December 31, 2008. This represents an increase of $89.9 million in net unrealized losses from the $7.6 million in net unrealized investment gains at December 31, 2007.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners. The maximum stockholder dividends that can be paid out of stockholders’ equity in 2009 without prior approval of the Missouri Director of Insurance are $30.6 million – 10 % of statutory stockholders’ equity at the end of 2008.

The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold. Also, the Company makes contributions to these plans through Company stock. These transactions are accounted for as purchases and sales of treasury stock. Accordingly, in 2008, the benefit plans purchased 375,763 shares of treasury stock for $17.7 million (2007 – 140,240 shares for $6.7 million) and sold 222,687 shares of treasury stock for $9.2 million (2007 – 140,121 for $6.3 million).

The stock repurchase program was extended by the Board of Directors through January 25, 2010 to permit the purchase up to one million shares of the Company’s common stock on the open market, which would represent approximately 9% of the shares outstanding. This authorization is consistent with the parameters provided by the Board of Directors in prior years, including 2007 and 2006. In 2008, as disclosed in Item 5 herein, the Company purchased 181,661 shares of its common stock at a total cost of $8.2 million with an average price per share of $45.38. In 2007, the Company purchased 90,341 shares at a total cost of $4.1 million with an average price per share of $45.59, and in 2006, the Company purchased 4,976 shares at a total cost of $0.2 million with an average price per share of $46.14.

On January 26, 2009, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 10, 2009 to stockholders of record as of February 5, 2009. On January 28, 2008, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 12, 2008 to stockholders of record as of February 7, 2008.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Contractual Obligations

The following table summarizes (in millions) the Company’s contractual obligations by due date and expiration date as of December 31, 2008. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$2.9	$2.9	$—	$—	$—
Operating lease obligations (2)	3.6	1.9	1.2	0.5	—
Purchase obligations (3)	1.0	1.0	—	—	—
Mortgage loan commitments
and other investments (4)	7.3	7.3	—	—	—
Annuity certain contracts (5)	61.2	13.9	21.4	15.4	10.5
Insurance liabilities (6)	2,884.0	292.4	555.9	521.0	1,514.7
Tax contingencies (7)	0.3	0.3	—	—	—

Total contractual obligations	$2,960.3	$319.7	$578.5	$536.9	$1,525.2

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

(4)     The Company’s mortgage loan commitments provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days. Other investments are primarily commitments for real estate investments.

(5)

Annuity certain contracts are those insurance liabilities (included in future policy benefits and policyholder account balances on the balance sheet) which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts and structured settlements.

(6)

Insurance liabilities consist primarily of future policy benefits and policyholder account balances for which the timing of cash flows is uncertain and which have life contingencies. The schedule of payments for these liabilities can vary significantly because of the uncertainty of the timing of cash flows, which depend upon insurable events or policyholder surrenders.

(7)

Tax contingencies represent the liabilities for unrecognized tax benefits calculated in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. A high degree of uncertainty exists with respect to the expected timing of certain cash payments associated with unrecognized tax benefits. In addition to the tax contingencies in the table, $6.0 million of liabilities related to unrecognized tax benefits is excluded from the table due to this high degree of uncertainty.

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

The net unrealized loss on the Company’s investment portfolio increased in 2008. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the twelve months ended December 31, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently. At year-end, the book value of the securities exceeded its fair value by $192.1 million.

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

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $129.9 million loss of fair value for the $2.4 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $119.9 million increase in fair value.

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

The Company’s investments are also exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Information about the write-down of investment securities is provided in the table of Realized Investment Gains and Losses, under the section Consolidated Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company mitigates credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types, and by limiting the amount invested in any particular entity. With the exception of certain GSEs, there is no exposure to any single corporate issuer greater than one percent of assets on a book value basis. The Company also invests in securities collateralized by physical assets. These securities can improve the likelihood of payment according to contractual terms and increase recovery amounts in the case of bankruptcy or restructuring.

The Company currently holds $136.9 million of foreign bonds. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2008, the Company had an unrealized investment loss of $82.3 million (net of related taxes, and amounts allocable to policyholder account balances and deferred acquisition costs), compared to a $7.6 million gain at year-end 2007. This increase was primarily the result of lower interest rates.

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

Expected Cash Flows

The table below details (in millions) the nature of expected cash flows from the securities portfolio, including the cash flows from mortgage-backed securities pools, corporate bonds and commercial mortgages. Calls and prepayments represent the principal amount expected to return to the Company. Total principal equals invested cash scheduled to return in each year, including maturities, calls, sinking funds and prepayments.

						There-	Total	Fair
	2009	2010	2011	2012	2013	after	Principal	Value

Corporate bonds currently callable	$11	—	—	—	—	$22	$33	$27
Average interest rate	6.22%	—%	—%	—%	—%	7.36%	6.98%

Mortgage-backed securities and CMO’s	153	116	75	60	45	121	570	493
Average interest rate	5.09%	7.06%	5.74%	5.62%	5.63%	5.41%	5.74%

All other securities	144	152	172	170	157	1,210	2,005	1,838
Average interest rate	5.34%	6.18%	6.93%	6.84%	5.74%	5.84%	6.00%

Investment securities	308	268	247	230	202	1,353	2,608	2,358
Average interest rate	5.25%	6.56%	6.57%	6.52%	5.72%	5.83%	5.96%

Mortgages	30	36	48	33	44	258	449	453
Average interest rate	7.07%	6.09%	6.20%	6.07%	6.09%	6.53%	6.42%

Total	$338	$304	$295	$263	$246	$1,611	$3,057	$2,811
Average interest rate	5.41%	6.51%	6.51%	6.47%	5.78%	5.94%	6.02%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31
	2008	2007
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2008 - $2,534,372; 2007 - $2,619,109)	$2,342,873	$2,631,073
Equity securities available for sale, at fair value
(cost: 2008 - $45,152; 2007 - $57,906)	44,537	59,149
Mortgage loans	445,389	450,148
Real estate	99,576	96,049
Policy loans	88,304	92,803
Short-term investments	35,138	36,522
Total investments	3,055,817	3,365,744

Cash	9,720	12,158
Accrued investment income	33,689	36,499
Deferred acquisition costs	263,756	217,512
Value of business acquired	82,855	73,517
Reinsurance receivables	168,390	162,340
Property and equipment	25,922	27,781
Income taxes	39,628	—
Other assets	28,749	36,164
Separate account assets	258,565	420,393
Total assets	$3,967,091	$4,352,108

LIABILITIES
Future policy benefits	$853,456	$851,823
Policyholder account balances	2,030,656	2,087,419
Policy and contract claims	34,913	31,742
Other policyholder funds	125,826	107,109
Notes payable	2,900	10,400
Income taxes	—	40,300
Other liabilities	133,668	118,521
Separate account liabilities	258,565	420,393
Total liabilities	3,439,984	3,667,707

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	36,281	30,244
Retained earnings	750,600	780,133
Accumulated other comprehensive loss	(130,799)	(19,811)
Treasury stock, at cost (2008 - 7,066,380 shares;

2007 - 6,731,643 shares)	(152,096)	(129,286)
Total stockholders’ equity	527,107	684,401

Total liabilities and stockholders’ equity	$3,967,091	$4,352,108

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
REVENUES
Insurance revenues:
Premiums	$180,782	$175,460	$175,926
Contract charges	109,007	111,422	114,496
Reinsurance ceded	(53,616)	(54,988)	(55,158)
Total insurance revenues	236,173	231,894	235,264
Investment revenues:
Net investment income	177,419	190,405	196,280
Realized investment gains (losses)	(52,271)	5,426	5,621
Other revenues	13,005	11,499	11,349
Total revenues	374,326	439,224	448,514

BENEFITS AND EXPENSES
Policyholder benefits	178,749	166,458	167,905
Interest credited to policyholder account balances	86,899	91,215	94,648
Amortization of deferred acquisition costs
and value of business acquired	42,084	40,333	42,311
Operating expenses	92,808	88,307	93,080
Total benefits and expenses	400,540	386,313	397,944

Income (loss) before income tax expense (benefit)	(26,214)	52,911	50,570

Income tax expense (benefit)	(9,164)	17,250	13,652

NET INCOME (LOSS)	$(17,050)	$35,661	$36,918

Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on
securities available for sale	$(89,921)	$6,396	$(16,240)
Change in minimum pension liability	(21,067)	(1,089)	3,652
Other comprehensive income (loss)	(110,988)	5,307	(12,588)
COMPREHENSIVE INCOME (LOSS)	$(128,038)	$40,968	$24,330

Basic and diluted earnings per share:
Net income (loss)	$(1.47)	$3.01	$3.11

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31
	2008	2007	2006

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	30,244	25,852	25,063
Excess of proceeds over cost of treasury stock sold	6,037	4,392	789

End of year	36,281	30,244	25,852

RETAINED EARNINGS
Beginning of year	780,133	780,892	756,807
Net income (loss)	(17,050)	35,661	36,918
Stockholder dividends of $1.08 per share
(2007 - $3.08; 2006 - $1.08)	(12,483)	(36,420)	(12,833)

End of year	750,600	780,133	780,892

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of year	(19,811)	(25,118)	(8,406)
Other comprehensive income (loss)	(110,988)	5,307	(12,588)
Adjustment to adopt SFAS No. 158	—	—	(4,124)

End of year	(130,799)	(19,811)	(25,118)

TREASURY STOCK, at cost
Beginning of year	(129,286)	(120,443)	(116,366)
Cost of 557,424 shares acquired
(2007 - 230,581 shares; 2006 - 87,167 shares)	(25,972)	(10,799)	(4,418)
Cost of 222,687 shares sold
(2007 - 140,121 shares; 2006 - 24,030 shares)	3,162	1,956	341

End of year	(152,096)	(129,286)	(120,443)

TOTAL STOCKHOLDERS’ EQUITY	$527,107	$684,401	$684,304

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(17,050)	$35,661	$36,918
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of investment premium	5,114	6,279	7,908
Depreciation	3,008	3,323	4,223
Acquisition costs capitalized	(27,804)	(28,642)	(26,554)
Amortization of deferred acquisition costs	34,989	31,073	34,919
Amortization of value of business acquired	7,094	9,260	7,392
Realized investment (gains) losses	52,271	(4,060)	(5,621)
Changes in assets and liabilities:
Future policy benefits	1,633	(2,258)	(6,083)
Policyholder account balances	(17,378)	(20,923)	(27,628)
Income taxes payable and deferred	(31,509)	1,577	3,946
Other, net	1,969	1,607	(5,484)
Net cash provided	12,337	32,897	23,936

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(251,136)	(313,080)	(274,662)
Equity securities	(8,300)	(15,249)	(10,761)
Mortgage loans	(49,273)	(54,816)	(72,569)
Real estate	(30,138)	(4,507)	(45,006)
Other investment assets	—	—	(1,003)
Sales of investments:
Fixed maturity securities	33,499	168,259	94,717
Equity securities	8,811	4,583	5,078
Real estate	30,613	22,457	18,778
Other investment assets	5,883	7,930	10,216
Maturities and principal paydowns of investments:
Fixed maturity securities	254,950	198,224	279,010
Equity securities	—	2,806	7,175
Mortgage loans	54,031	58,405	59,120
Net dispositions (additions) to property and equipment	3	(969)	(2,028)
Proceeds from sale of non insurance affiliate	—	10,104	—
Net cash provided	48,943	84,147	68,065

FINANCING ACTIVITIES
Proceeds from borrowings	100,962	122,830	23,065
Repayment of borrowings	(108,462)	(127,130)	(35,647)
Deposits on policyholder account balances	200,465	205,767	202,950
Withdrawals from policyholder account balances	(240,508)	(294,799)	(273,816)
Net transfers from separate accounts	8,556	11,706	16,451
Change in other deposits	4,525	13,703	(17,074)
Cash dividends to stockholders	(12,483)	(36,420)	(12,833)
Net acquisition of treasury stock	(16,773)	(4,451)	(3,288)
Net cash used	(63,718)	(108,794)	(100,192)

Increase (decrease) in cash	(2,438)	8,250	(8,191)
Cash at beginning of year	12,158	3,908	12,099

Cash at end of year	$9,720	$12,158	$3,908

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Kansas City Life Insurance Company (the Company) is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity and group products through three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly owned subsidiaries.

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

Business Changes

On January 23, 2006 the Company entered into a definitive agreement to sell its bank subsidiary, Generations Bank, for $10.1 million in cash. On January 8, 2007, the Company completed the sale of Generations Bank after receiving regulatory approval from the Office of Thrift Supervision. The gain on the sale was $1.9 million and is included in realized investment gains. The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

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

The Company’s fair value of fixed maturity and equity securities are determined by management, utilizing external pricing sources, brokers, and internal matrices. At December 31, 2008 approximately 90% of these investments were from external pricing services while 10% were derived from brokers, internal matrices and calculations. The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security values are written down to fair value through earnings as a realized investment loss if the security's value is considered to be an other-than-temporary impairment. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method. See Note 3 – Investments for further details.

Investment income on mortgage-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, except for adjustable rate mortgage-backed securities where the prospective method is used. Under the retrospective method the amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the time of purchase. Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The valuation reserve is determined based upon historical impairment experience and insurance industry studies. Such estimates are based upon the value of the expected cash flows and the underlying collateral on a net realizable basis. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

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

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss. The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, internal matrices and calculations. Approximately 90% of these investments are from external pricing services while 10% are derived from brokers, internal matrices and calculations. The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded.

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

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

·	The current fair value of the security as compared to cost;

·	The length of time the fair value has been below cost;

·	The financial position of the issuer, including the current and future impact of any specific events;

·	The Company’s ability and intent to hold the security to maturity or until it recovers in value.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to:

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

·	The risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;

·	The risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated;

·

The risk that the performance of the underlying collateral for securities could deteriorate in the future and the Company’s credit enhancement levels and recovery values do not provide sufficient protection to the Company’s contractual principal and interest;

·	The risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates;

·	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value;

·	The risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates.

Any of these situations could result in a charge to income in a future period.

Deferred Acquisition Costs

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment. The DAC unlocking adjustment was $3.0 million for the year ended 2008 (2007 – $3.4 million; 2006 – $0.7 million) which reduced the amortization of DAC. During the fourth quarter of 2006, the Old American segment reduced its amortization of DAC by $1.2 million. This adjustment, which is a correction of an understatement of the capitalization of DAC in prior periods, was not material to 2006 or any prior period financial statements.

DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented. The DAC asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1. The DAC increase from unrealized losses on fixed maturity securities was $51.2 million for year ended 2008 (2007 – $(0.7) million).

The following table provides information about DAC at December 31.

	2008	2007	2006

Balance at beginning of year	$217,512	$220,595	$226,963
Capitalization of commissions, sales and issue expenses	27,804	28,643	26,554
Gross amortization	(46,412)	(43,341)	(47,378)
Accrual of interest	11,422	12,268	12,459
Amortization due to realized investment (gains) losses	2,243	33	(58)
Change in DAC due to unrealized investment (gains) losses	51,187	(686)	2,055

Balance at end of year	$263,756	$217,512	$220,595

Value of Business Acquired

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment. A VOBA unlocking adjustment was made in the second quarter of 2008, which increased the amortization of VOBA in the amount of $0.2 million for surrenders (2007 - $1.1 million; 2006 - no adjustment).

VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to support the value of VOBA, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the years presented. The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1. The VOBA asset increased $15.2 million (2007 - $0.1 million) from unrealized losses on fixed maturity securities.

The following table provides information about VOBA at December 31.

	2008	2007	2006

Balance at beginning of year	$73,517	$82,769	$89,505
Gross amortization	(11,704)	(14,545)	(13,868)
Accrual of interest	4,610	5,285	6,476
Amortization due to realized investment (gains) losses	1,187	(76)	(195)
Change in VOBA due to unrealized investment losses	15,245	84	851

Balance at end of year	$82,855	$73,517	$82,769

The accrual of interest for Old American VOBA was calculated at a 13.0% interest rate for the life block and a 7.0% rate for the accident and health block.  In 2008, interest accrued on the GuideOne acquisition VOBA at the rates of 4.53% on the interest sensitive life block, 4.05% on the deferred annuity block and 5.25% on the traditional life block.  The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion.  The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years, 2009 through 2013, is $7,385, $7,057, $6,480, $4,394, and $4,170, respectively.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2008	2007	2006

Balance at beginning of year	$420,393	$400,749	$367,860
Deposits on variable policyholder contracts	48,994	57,767	46,771
Transfers to general account	(11,486)	(2,476)	(2,686)
Investment performance	(135,280)	33,826	52,026
Policyholder benefits	(49,863)	(54,663)	(49,135)
Contract charges	(14,193)	(14,810)	(14,087)
Balance at end of year	$258,565	$420,393	$400,749

The total separate account assets were $258.6 million as of December 31, 2008. Variable life and variable annuity assets comprised 29% and 71% of this amount, respectively. Guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts, and guaranteed minimum death benefits are provided on variable annuities. The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns. The value of variable annuity separate accounts with the GMWB rider was $31.1 million and the liability was $0.8 million at December 31, 2008. The value of the GMWB rider is recorded at fair value. The change in this liability is included in policyholder benefits in the Consolidated Statements of Income.

As of December 31, 2008, separate account balances for variable annuity contracts were $182.3 million. The total reserve held for variable annuity guaranteed minimum death benefits was $0.5 million. Additional information related to the guaranteed minimum death benefits and related separate account balances and net amount at risk (the amount by which the guaranteed minimum death benefit exceeds the account balance) as of December 31, 2008 is provided below:

	Separate	Net
	Account	Amount
	Balance	at Risk

Return of net deposits	$162,336	33,018
Return of the greater of the highest anniversary
contract value or net deposits	3,306	1,559
Return of the greater of every fifth year highest
anniversary contract value or net deposits	6,063	1,448
Return of the greater of net deposits accumulated annually
at 5% or the highest anniversary contract value	10,609	5,830
Total	$182,314	41,855

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table provides detail about future policy benefits at December 31.

	2008	2007

Life insurance	$620,136	$623,080
Immediate annuities and supplementary
contracts with life contingencies	192,212	186,813
Total	812,348	809,893

Accident and health insurance	41,108	41,930

Total future policy benefits	$853,456	$851,823

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

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.50% (2007 – 3.00% to 5.50%; 2006 – 3.00% to 5.75%).

The following table provides detail about policyholder account balances at December 31.

	2008	2007

Universal life insurance	$1,013,172	$1,033,693
Fixed deferred annuities	956,216	987,014
Other	61,268	66,712

Policyholder account balances	$2,030,656	$2,087,419

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are measures of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Contract Charges

Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues and surrender charges. Cost of insurance relates to charges for mortality. These charges are applied to the excess of the mortality benefit over the account value for universal life policies. Expense loads are amounts that are assessed against the policyholder balance as consideration for origination of the contract. Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and are amortized into income in a manner similar to the amortization of DAC. These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. Surrender charges are fees imposed on policyholders upon cancellation of a policy.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible. A valuation allowance against deferred income tax assets may be required if future taxable income of the correct character is not expected.

The Company and its subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the change in unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, taxes and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability, and the adjustment to adopt SFAS No. 158 – described below under New Accounting Pronouncements. The adjustment to adopt SFAS No. 158 consisted of pension and postretirement net losses and prior service costs. Other comprehensive income (loss) also includes deferred income taxes on these items.

Income (Loss) Per Share

Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during the year was 11,566,805 shares (2007 – 11,836,213 shares; 2006 – 11,883,830 shares). The number of shares outstanding at year-end was 11,430,300 (2007 – 11,765,037).

Participating Policies

The Company has some insurance contracts where the policyholder is entitled to share in the entity’s earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2008 approximated 5% of statutory premiums and 6% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP FAS 157-3 on issuance, with no material impact to the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. This statement became effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted SFAS 163 on January 1, 2009 with no material impact to the consolidated financial statements as it does not sell financial guarantee insurance contracts.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company adopted SFAS 162 on issuance, with no material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 with no material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. Once adopted, the fair value option election is irrevocable, unless a new election date occurs. This statement became effective for years beginning after November 15, 2007. Upon the adoption of SFAS 159, the Company was also required to adopt SFAS No. 157 concurrently. The Company elected to not measure financial assets and liabilities at fair value other than those already prescribed, such as securities available for sale, securities identified in trading portfolios and certain derivatives and hedging activity that the Company participates in. The Company adopted SFAS 159 on January 1, 2008 with no material impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. SFAS 157 amended SFAS 107, “Disclosure about Fair Value of Financial Instruments.” This statement became effective for years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no material impact to the consolidated financial statements. Please see Note 2 Fair Value of Financial Instruments for disclosures pertaining to SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the funded status of the benefit plans measured as of the sponsor’s fiscal year-end as of December 31, 2006. The funded status is to be measured as the difference between the fair value of the plan assets and the projected benefit obligation at year-end. The Company adopted this statement as of December 31, 2006. Please see Note 8 – Pensions and Other Postretirement Benefits.

In August 2006, the Securities and Exchange Commission (SEC) adopted SEC Release No. 33-8732A, “Executive Compensation and Related Person Disclosure” which amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. The release expanded the required tabular disclosures and added a narrative Compensation Discussion & Analysis (CD&A) which must describe the Company’s compensation policies and decisions. The amendments in the release apply to disclosures included in Proxy and information statements, periodic and current reports, as well as other filings under the Securities Exchange Act of 1934 and to registration statements under the Exchange Act and the Securities Act of 1933. For financial statement purposes, this release was effective for years ending on or after December 15, 2006. The Company has adopted this release and includes the required disclosures in the appropriate filings.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 became effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company adopted SOP 05-1 on January 1, 2007 with no material impact to the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (SFAS 154). The Statement replaces APB Opinion No. 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. SFAS 154 became effective January 1, 2006. The Company adopted this standard on January 1, 2006. SFAS 154 had no immediate impact on the Company’s consolidated financial statements, though it will impact the presentation of future voluntary accounting changes, should such changes occur.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). This statement requires recognition in the financial statements of the fair-value-based measurement method of stock-based compensation issued to employees. SFAS 123R became effective January 1, 2006. Historically, the Company had expensed all stock-based compensation using a fair-value-based measurement method. The Company adopted this standard on January 1, 2006 with no material impact to the consolidated financial statements. Please see Note 9 – Share-Based Payment.

All other Standards and Interpretations of those Standards issued during 2008 did not relate to accounting policies and procedures pertinent to the Company at this time.

2. FAIR VALUE of FINANCIAL INSTRUMENTS

Fair Values Hierarchy

In accordance with SFAS 157, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets. Level 1 assets include U.S. Treasury Notes and Bonds, other U.S. Government securities and certain common and preferred stocks that are traded by dealers or brokers in active markets.

Level 2 – Valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Valuations are obtained from third party pricing services or inputs that are observable or derived principally from or corroborated by observable market data. Level 2 assets include debt securities, preferred stocks and asset-backed securities that are model priced by vendors using observable inputs.

Level 3 – Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances. Level 3 assets include primarily private placements.

Determination of Fair Value

Under SFAS 157, the Company bases fair values on the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157. Accordingly, the Company uses an independent third party pricing service to price a significant portion of its fixed maturity securities and equity securities.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, back testing and comparison of prices to actual trades for specific securities where observable data exists. In addition, in accordance with SFAS No. 157, the Company analyzed the third-party pricing services’ methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS No. 157 fair value hierarchy.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS No. 107.

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

Loans

The Company does not record loans at fair value. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes.

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

Liabilities
Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon account value. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities and other policyholder funds for supplementary contracts without life contingencies are estimated to be their cash surrender values. In accordance with SFAS No. 107, the fair values of deposits with no stated maturity are equal to the amount payable on demand at the measurement date.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company introduced a GMWB rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns. The value of variable annuity separate accounts with the GMWB rider was $31.1 million and the liability was $0.8 million at December 31, 2008. The value of the GMWB rider is recorded at fair value. Fair values for GMWB rider contracts result in a Level 3 valuation as it is based on models developed for this purpose which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance. The change in this liability is included in policyholder benefits in the Consolidated Statements of Income.

Notes Payable

All of the amounts included within Notes Payable were in short-term borrowings at December 31, 2008 and December 31, 2007. The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities. Please see Note 5 - Notes Payable for an explanation of the terms of the debt outstanding.

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	December 31, 2008
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,387,410	$28,380	$2,264,390	$94,640
Total	$2,387,410	$28,380	$2,264,390	$94,640

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$755	$—	$—	$755
Total	$755	$—	$—	$755

	December 31, 2007
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,690,222	$15,110	$2,546,388	$128,724
Total	$2,690,222	$15,110	$2,546,388	$128,724

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$58	$—	$—	$58
Total	$58	$—	$—	$58

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

Assets:	2008
Balance, beginning of period	$128,724
Total gains or losses (realized and unrealized)
Included in earnings	392
Included in other comprehensive loss	(8,682)
Purchases, issuances and settlements	8,623
Disposals	(38,369)
Transfers in	27,678
Transfers out	(23,568)
Non-trading activity	(158)
Balance, end of period	$94,640

Net losses included in net loss relating to
assets held at December 31	$(7,892)

Liabilities:	2008
Balance, beginning of period	$58
Total gains or losses (realized and unrealized)
Included in earnings	(122)
Purchases, issuances and settlements	819
Balance, end of period	$755

Net losses included in net loss relating to
liabilities at December 31	$(122)

The roll forward of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period. Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted. Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added. Securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted. Finally, the non-trading activity adjustment represents the net amortization of premium and/or discount associated with the Level 3 securities. The ending balance represents the current fair value of securities which are designated as Level 3.

The roll forward of Level 3 liabilities begins with the prior period balance and adjusts for the realized gains or losses that occurred during the current period. These realized gains or losses are reflected as policyholder benefits in the Consolidated Statements of Income. Issuances, or new sales, are then added. The ending balance represents the current fair value of liabilities which are designated as Level 3.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below is a summary of fair value estimates as of December 31, 2008 and December 31, 2007 for financial instruments, as defined by SFAS No. 107. In accordance with SFAS No. 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments:
Fixed maturity and equity
securities available for sale	$2,387,410	$2,387,410	$2,690,222	$2,690,222
Mortgage loans	445,389	449,228	450,148	464,211
Policy loans	88,304	88,304	92,803	92,803
Cash and short-term investments	44,858	44,858	48,680	48,680

Liabilities:
Individual and group annuities	956,216	938,023	987,014	963,626
Notes payable	2,900	2,900	10,400	10,400
Supplementary contracts without
life contingencies	61,268	54,327	66,712	66,712

3. INVESTMENTS

Investment Revenues

The following tables provide investment revenues by major category for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2008	2007	2006
Net investment income:
Fixed maturity securities	$146,852	$149,951	$153,885
Equity securities	(1,851)	4,159	4,644
Mortgage loans	29,735	31,292	31,774
Real estate	5,678	5,909	7,494
Policy loans	6,210	6,230	6,713
Short-term	1,043	3,716	1,863
Other	673	775	980
	188,340	202,032	207,353
Less investment expenses	(10,921)	(11,627)	(11,073)

	$177,419	$190,405	$196,280

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2008	2007	2006
Realized investment gains (losses):
Fixed maturity securities	$(50,682)	$(3,294)	$2,280
Equity securities	(10,173)	1,645	(464)
Mortgage loans	—	—	(100)
Real estate	5,154	7,118	4,159
	(55,701)	5,469	5,875
Amortization of DAC and VOBA	3,430	(43)	(254)

	$(52,271)	$5,426	$5,621

Unrealized Gains and Losses

The following table provides unrealized gains (losses) on the Company’s investments in securities available for sale, at December 31.

	2008	2007	2006

End of year	$(192,114)	$13,208	$2,650
Amounts allocable to:
DAC and VOBA	65,534	(898)	(296)
Policyholder account balances	—	(548)	(433)
Deferred income taxes	44,303	(4,117)	(672)

	$(82,277)	$7,645	$1,249

Increase (decrease) in
net unrealized gains during the year:
Fixed maturity securities	$(89,106)	$6,958	$(17,008)
Equity securities	(815)	(562)	768

	$(89,921)	$6,396	$(16,240)

Analysis of Unrealized Losses on Securities

The Company reviews all security investments, particularly including those having unrealized losses. Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include but are not limited to: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that the performance of the underlying collateral for securities could deteriorate in the future and the Company’s credit enhancement levels and recovery values do not provide sufficient protection to the Company’s contractual principal and interest; (4) the risk that fraudulent information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities; and (5) the risk that inaccurate or misleading information could be provided to the Company’s investment professionals who determine the fair value estimates. Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

During 2008, losses of $62.7 million were due other-than-temporarily impaired write-downs of investments securities, compared to $4.0 million in 2007.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments and were written down by a combined $20.0 million in the fourth quarter. The fair value of the investments after the write-downs was $11.3 million.

Following is a description of the securities that were written down during the fourth quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities were written down by $3.1 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008. One of these securities was subsequently sold during the fourth quarter of 2008. 3) Three securities were collateralized debt obligations (CDOs) that were written down by a total of $5.3 million. These securities have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities were written down by $1.9 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary. One of these securities was subsequently sold during the fourth quarter of 2008. 5) One security is an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million. The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security. 6) One security is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry. 7) One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008. 8) Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million. These securities have been negatively impacted by the housing and mortgage credit crisis and have received TARP (Troubled Assets Relief Program) funds.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter. The total fair value of the affected securities after the write-downs was $17.9 million

Following is a description of the securities that were written down during the third quarter of 2008. 1) Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million. These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership. They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted. Dividend payments have been suspended, driving the fair value of these securities down. 2) Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and was written down by a total of $9.2 million. This firm was part of the financial industry that was hit hard by the mortgage credit crisis. After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy. 3) Two securities were collateralized debt obligations (CDOs) that were written down by a total of $5.1 million. These securities had been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions. Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance. 4) Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million. These issuers had also experienced declines in value related to the mortgage credit crisis and had recently been downgraded to a negative outlook. 5) One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles. The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down. 6) One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. This issuer is primarily in the radio and advertising business. 7) One security provides custom-tailored financing to private and corporate owners of real estate nationwide. This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.8 million. 8) One security was a bank holding company that recently filed for bankruptcy. This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the Federal Deposit Insurance Corporation (FDIC) as its receiver. As a result of the bankruptcy filing, this security was written down $0.8 million.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that seven fixed-maturity issuers had other-than-temporary impairments. These securities were written down by a combined $10.2 million in the second quarter. The total fair value of the affected securities after the write-downs was $16.8 million.

Following is a description of the securities that were written down during the second quarter of 2008: 1) Three of the securities were written down by a total of $3.3 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that had recently completed leveraged buyout (LBO) transactions. These LBO transactions greatly increased the debt level of each issuer. One of these securities had been written down previously. 2) Two securities were collateralized debt obligations (CDOs) and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary. 3) One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter. 4) The final security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

The Company had no securities that it identified as other-that-temporarily impaired in the first quarter of 2008.

The Company had no securities that it identified as other-than-temporarily impaired during the first, second and third quarters of 2007. The Company’s analysis of fixed maturity securities at year-end 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million. One of the two securities was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company. Accordingly, the Company wrote down this security $3.3 million at year-end 2007. The second security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings. The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million. As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007. At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months. It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity. Capital expenditures for equipment upgrades were exceeding cash generation.

As of December 31, 2008, the Company had gross unrealized losses of $231.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion. As of December 31, 2007, the Company had gross unrealized losses of $47.0 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.3 billion. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets during the twelve months ended December 31, 2008. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,591	$260	$5,213	$139	$6,804	$399
Federal agencies [1]	—	—	—	—	—	—
Federal agency issued
mortgage-backed securities [1]	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	8,934	1,089	—	—	8,934	1,089
Fixed maturity securities	990,106	103,531	465,858	126,567	1,455,964	230,098
Equity securities	852	148	5,693	1,610	6,545	1,758
Total	$990,958	$103,679	$471,551	$128,177	$1,462,509	$231,856
1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2007.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$100	$—	$19,487	$409	$19,587	$409
Federal agencies [1]	—	—	12,190	113	12,190	113
Federal agency issued
mortgage-backed securities [1]	12,404	125	154,035	2,852	166,439	2,977
Subtotal	12,504	125	185,712	3,374	198,216	3,499
Corporate obligations:
Industrial	44,881	1,278	117,059	5,080	161,940	6,358
Energy	23,286	139	32,439	807	55,725	946
Technology	2,996	27	7,904	767	10,900	794
Communications	14,598	250	26,726	1,992	41,324	2,242
Financial	114,432	5,304	129,621	8,135	244,053	13,439
Consumer	33,000	495	111,400	4,842	144,400	5,337
Public utilities	22,050	219	36,812	1,065	58,862	1,284
Total corporate obligations	255,243	7,712	461,961	22,688	717,204	30,400
Corporate private-labeled
mortgage-backed securities	96,276	1,715	101,526	3,195	197,802	4,910
Other	60,656	4,228	84,804	2,008	145,460	6,236
Redeemable preferred stocks	4,927	124	—	—	4,927	124
Fixed maturity securities	429,606	13,904	834,003	31,265	1,263,609	45,169
Equity securities	4,576	688	5,800	1,157	10,376	1,844
Total	$434,182	$14,592	$839,803	$32,422	$1,273,985	$47,013

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Total unrealized losses on investments available for sale increased from $47.0 million at December 31, 2007 to $231.9 million at December 31, 2008. At December 31, 2008, approximately 45% of the gross unrealized losses was attributable to securities having gross unrealized losses of less than 12 months. This compares to approximately 31% at December 31, 2007. At December 31, 2008, unrealized losses on investments available for sale totaled $231.9 million, primarily due to $138.0 million in unrealized losses on corporate securities. The unrealized losses on corporate securities were primarily due to increased credit spreads from weaker operating results in the industrial and consumer sectors, along with concerns about the earnings, liquidity and capital strength of financial institutions. In addition, the unrealized losses on mortgage-backed securities totaled $52.8 million, primarily due to an increase in credit spreads and decrease in market liquidity resulting from concern about mortgage defaults. Based, in part, by the Company’s assessment of expected credit losses of the securities given the performance of the underlying collateral compared to the credit enhancement, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2008.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost. At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

·	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;

·	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and,

·	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The Company has assessed securities for other-than-temporary impairment in accordance with the process described above. Based upon this assessment the Company believes that it is probable that all contractual maturities of principal and interest will be collected. The Company has the ability and intent to hold its fixed maturity investments until recovery of fair values, which may be maturity, and does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

The table below summarizes the fixed maturity securities with unrealized losses as of December 31, 2008 by ratio of unrealized loss to amortized cost.

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$888,561	$844,802	$43,759
Unrealized losses of 20% or less and greater than 10%	401,995	343,457	58,538
Subtotal	1,290,556	1,188,259	102,297
Unrealized losses greater than 20% :
Investment grade
Less than six months	302,010	211,076	90,934
Six months or more and less than twelve months	42,755	25,613	17,142
Twelve months or greater	—	—	—
Total investment grade	344,765	236,689	108,076
Below investment grade
Less than six months	46,194	28,918	17,276
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	—	—	—
Total below investment grade	50,741	31,016	19,725
Unrealized losses greater than 20%	395,506	267,705	127,801
Total unrealized losses	$1,686,062	$1,455,964	$230,098

	December 31, 2007
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$1,221,745	$1,191,230	$30,515
Unrealized losses of 20% or less and greater than 10%	67,748	58,444	9,304
Subtotal	1,289,493	1,249,674	39,819
Unrealized losses greater than 20% :
Investment grade
Less than six months	9,246	6,938	2,308
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	9,246	6,938	2,308
Below investment grade
Less than six months	10,039	6,997	3,042
Six months or more and less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	10,039	6,997	3,042
Unrealized losses greater than 20%	19,285	13,935	5,350
Total unrealized losses	$1,308,778	$1,263,609	$45,169

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total unrealized losses on fixed maturity securities at December 31, 2008 were $230.1 million. The Company segments these unrealized losses into three primary categories. The first category includes unrealized losses of 10% or less of amortized cost, which totaled $43.8 million or 19% of the total unrealized losses on fixed maturity securities. The second category reflects unrealized losses of 20% or less and greater than 10%. This category totaled $58.5 million or 25% of the total unrealized losses. The third category includes unrealized losses greater than 20%. This category totaled $127.8 million or 56% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $108.1 million in unrealized losses, while securities rated below investment grade had $19.7 million in unrealized losses at December 31, 2008.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $90.9 million for less than six months at December 31, 2008. This represented 71% of total unrealized losses greater than 20%. Investment grade securities with unrealized losses for six months or more and less than twelve-months totaled $17.1 million. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $17.3 million for less than six months and $2.4 million for less than six months and six months or more and less than twelve-month periods. The Company had no securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Total unrealized losses on fixed maturity securities at December 31, 2007 were $45.2 million. Unrealized losses of 10% or less of amortized cost totaled $30.5 million or 67% of the total unrealized losses on fixed maturity securities. Unrealized losses of 20% or less and greater than 10% totaled $9.3 million or 21% of the total unrealized losses. Unrealized losses greater than 20% totaled $5.4 million or 12% of the total. Investment grade securities with unrealized losses greater than 20% had $2.3 million in unrealized losses, while securities rated below investment grade had $3.0 million in unrealized losses at December 31, 2007. The Company had no investment grade or below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months or twelve months or greater.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Summary of Cost and Fair Value Information for Securities

The following table provides amortized cost and fair value for securities by sector at December 31, 2008.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$63,686	$2,732	$399	$66,019
Federal agencies [1]	72,135	4,074	—	76,209
Federal agency issued
mortgage-backed securities [1]	217,964	4,193	635	221,522
Subtotal	353,785	10,999	1,034	363,750
Corporate obligations:
Industrial	389,580	6,501	27,368	368,713
Energy	201,172	4,261	15,693	189,740
Technology	37,264	1,109	3,056	35,317
Communications	73,035	699	7,677	66,057
Financial	387,927	3,430	45,793	345,564
Consumer	302,433	4,900	27,458	279,875
Public utilities	260,529	6,013	10,918	255,624
Total corporate obligations	1,651,940	26,913	137,963	1,540,890
Corporate private-labeled
mortgage-backed securities	272,405	90	52,795	219,700
Other	241,172	545	37,217	204,500
Redeemable preferred stocks	15,070	52	1,089	14,033
Fixed maturity securities	2,534,372	38,599	230,098	2,342,873
Equity Securities	45,152	1,143	1,758	44,537
Total	$2,579,524	$39,742	$231,856	$2,387,410

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides amortized cost and fair value for securities by sector at December 31, 2007.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$71,211	$1,638	$409	$72,440
Federal agencies [1]	103,057	2,527	113	105,471
Federal agency issued
mortgage-backed securities [1]	230,771	1,047	2,977	228,841
Subtotal	405,039	5,212	3,499	406,752
Corporate obligations:
Industrial	433,742	11,209	6,358	438,593
Energy	203,892	9,883	946	212,829
Technology	37,492	1,104	794	37,802
Communications	94,257	2,989	2,242	95,004
Financial	454,387	6,915	13,439	447,863
Consumer	304,499	6,752	5,337	305,914
Public utilities	243,107	11,318	1,284	253,141
Total corporate obligations	1,771,376	50,170	30,400	1,791,146
Corporate private-labeled
mortgage-backed securities	250,525	590	4,910	246,205
Other	187,118	1,161	6,236	182,043
Redeemable preferred stocks	5,051	—	124	4,927
Fixed maturity securities	2,619,109	57,133	45,169	2,631,073
Equity Securities	57,906	3,088	1,845	59,149
Total	$2,677,015	$60,221	$47,014	$2,690,222

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding fixed maturity securities by sector at December 31, 2008.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$66,019	3%	$59,215	$2,732	$6,804	$399
Federal agencies [1]	76,209	3%	76,209	4,074	—	—
Federal agency issued
mortgage-backed securities [1]	221,522	9%	167,185	4,193	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Total corporate obligations	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	14,033	—	5,099	52	8,934	1,089
Total	$2,342,873	100%	$886,909	$38,599	$1,455,964	$230,098

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding fixed maturity securities by sector at December 31, 2007.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$72,440	3%	$52,853	$1,638	$19,587	$409
Federal agencies [1]	105,471	4%	93,281	2,527	12,190	113
Federal agency issued
mortgage-backed securities [1]	228,841	8%	62,402	1,047	166,439	2,977
Subtotal	406,752	15%	208,536	5,212	198,216	3,499
Corporate obligations:
Industrial	438,593	17%	276,653	11,209	161,940	6,358
Energy	212,829	8%	157,104	9,883	55,725	946
Technology	37,802	1%	26,902	1,104	10,900	794
Communications	95,004	4%	53,680	2,989	41,324	2,242
Financial	447,863	17%	203,810	6,915	244,053	13,439
Consumer	305,914	12%	161,514	6,752	144,400	5,337
Public utilities	253,141	10%	194,279	11,318	58,862	1,284
Total corporate obligations	1,791,146	69%	1,073,942	50,170	717,204	30,400
Corporate private-labeled
mortgage-backed securities	246,205	9%	48,403	590	197,802	4,910
Other	182,043	7%	36,583	1,161	145,460	6,236
Redeemable preferred stocks	4,927	—	—	—	4,927	124
Total	$2,631,073	100%	$1,367,464	$57,133	$1,263,609	$45,169

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The Company held non-income producing securities with a carrying value of $1,543 at December 31, 2008 (2007 - $1,003).

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2008	2007	2006

Proceeds	$15,407	$181,208	$75,554
Gross realized gains	—	431	2,154
Gross realized losses	1,115	633	1,027

The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2008 or December 31, 2007.

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

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Subprime securities include all bonds or portion of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market at prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At December 31, 2008, the Company had investments with subprime residential mortgage exposure of $23.8 million and a related $8.9 million unrealized loss. This exposure amounted to approximately 1% of the Company’s invested assets.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2008. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$110,755	$110,189
Due after one year through five years	537,393	500,113
Due after five years through ten years	800,057	742,540
Due after ten years	554,207	505,527
Mortgage-backed securities	531,960	484,504

	$2,534,372	$2,342,873

Mortgage Loans

Most of the Company’s mortgage loans are secured by commercial real estate and are carried net of a valuation reserve of $3,410 (2007 – $3,410). The valuation reserve for mortgage loans is maintained at a level believed adequate by management to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were foreclosed upon and transferred to real estate investments during the past two years. Also, there were no delinquent mortgage loans at December 31, 2008 and there was one delinquent mortgage loan at December 31, 2007. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

The following table provides geographic and property type diversification of the mortgage portfolio at December 31.

	2008	2007
	Carrying	Carrying
	Amount	Amount
Geographic region:
East north central	$18,236	$18,913
Mountain	63,257	60,497
Pacific	101,276	118,377
West south central	100,491	97,355
West north central	112,775	106,183
Other	52,764	52,233
Valuation reserve	(3,410)	(3,410)
	$445,389	$450,148
Property type:
Industrial	$249,792	$265,981
Retail	—	—
Office	197,214	184,753
Other	1,793	2,824
Valuation reserve	(3,410)	(3,410)
	$445,389	$450,148

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company had commitments to originate mortgage loans of $6.9 million at December 31, 2008. These commitments expire in 2009.

Real Estate

The table below provides information concerning the Company's real estate investments as of December 31.

	2008	2007
Land	$18,382	$16,232
Buildings	54,804	39,645
Less accumulated depreciation	(21,537)	(22,626)
Real estate, commercial	51,649	33,251
Real estate, joint ventures	47,927	62,798
	$99,576	$96,049

Investment real estate is depreciated on a straight-line basis over periods ranging from 10 to 60 years.

The Company had commitments to sell real estate investments of $1.4 million at December 31, 2008. These commitments expire in 2009.

4. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with policy and contract claims on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2008	2007	2006

Gross liability at beginning of year	$7,089	$7,391	$6,986
Less reinsurance recoverable	(3,826)	(3,829)	(3,999)
Net liability at beginning of year	3,263	3,562	2,987

Incurred benefits related to:
Current year	26,411	23,852	22,174
Prior years [1]	271	180	766

Total incurred benefits	26,682	24,032	22,940

Paid benefits related to:
Current year	23,178	20,824	18,939
Prior years	3,256	3,507	3,426

Total paid benefits	26,434	24,331	22,365

Net liability at end of year	3,511	3,263	3,562
Reinsurance recoverable	3,495	3,826	3,829

Gross liability at end of year	$7,006	$7,089	$7,391

1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the (favorable) unfavorable development of these liabilities.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. NOTES PAYABLE

The following table provides information for notes payable as of December 31.

	2008	2007
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently 0.95%, (4.87% at
December 31, 2007), secured by mortgage-backed securities
totaling $102,155 ($135,355 at December 31, 2007)	$2,900	$10,400
	$2,900	$10,400

As a member of the FHLB with a capital investment of $5.1 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company earned a 4.33% (2007 – 3.33%; 2006 – 3.81%) average rate on the capital investment in the FHLB for 2008.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding, and which are at variable interest rates - currently at 0.95% (2007 – 3.76%, 2006 – 6.075%). Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in June of 2009. The Company anticipates renewing these lines of credit as they come due.

All borrowings are used to enhance liquidity and investment strategies. Interest paid on all borrowings equaled $1.1 million (2007 – $1.6 million; 2006 – $1.0 million). The interest expense on all borrowings totaled $1.1 million (2007 – $1.6 million; 2006 – $0.9 million).

Maturities on notes payable are $2.9 million, due in 2009.

6. STATUTORY INFORMATION and STOCKHOLDER DIVIDENDS RESTRICTION

The table below provides Kansas City Life’s net gain from operations, net income (loss), unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2008	2007	2006

Net gain from operations	$27,301	$50,141	$46,801

Net income (loss)	(20,114)	47,718	49,353

Unassigned surplus	398,941	433,253	443,236

Capital and surplus	306,247	357,332	371,766

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum stockholder dividends payable in 2009 without prior approval is $30.6 million, 10% of 2008 surplus. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $12.0 million at December 31, 2008 (2007 – $13.0 million; 2006 – $12.0 million).

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2008	2007	2006

Current income tax expense (benefit)	$(2,287)	$20,649	$8,842
Deferred income tax expense (benefit)	(6,877)	(3,399)	4,810

Total income tax expense (benefit)	$(9,164)	$17,250	$13,652

	2008	2007	2006

Federal income tax rate	35%	35%	35%
Tax credits	—	(4)	(6)
Other permanent differences	—	2	(2)

Effective income tax rate	35%	33%	27%

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2008	2007
Deferred tax assets:
Future policy benefits	$39,198	$44,255
Basis differences between tax and
GAAP accounting for investments	27,978	—
Unrealized investment losses	44,303	—
Employee retirement benefits	25,329	17,067
Tax carryovers	66	—
Gross and net deferred tax assets	136,874	61,322

Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	—	11,314
Unrealized investment gains	—	4,083
Capitalization of deferred acquisition
costs, net of amortization	56,902	39,825
Value of business acquired	28,999	25,731
Property and equipment, net	8,072	8,018
Other	9,747	5,837
Gross deferred tax liabilities	103,720	94,808
Net deferred tax (asset)/liability	(33,154)	33,486
Current tax (receivable)/liability	(6,474)	6,814
Income taxes (receivable)/payable	$(39,628)	$40,300

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. Based predominately upon review of the Company’s anticipated future earnings, reversal of future taxable differences, the available capital loss carryback period, tax planning strategies that are prudent and feasible, and our ability and intent to hold securities until their recovery, in management's opinion, it is more likely than not that the Company will realize the benefit of its deferred tax asset.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Federal income taxes paid this year were $9,927 (2007 – $14,572; 2006 – $8,121).

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2005. The Company is not currently under examination by the Internal Revenue Service.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not change the liability for unrecognized tax benefits as of January 1, 2007 as a result of implementing Interpretation No. 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2008	2007

Beginning of year	$5,432	$5,261

Additions based on tax positions related to the current year	553	112
Additions for tax positions of prior years	567	170
Reductions for tax positions of prior years	(165)	(24)
Reductions for statute of limitations lapse	(119)	(87)

End of Year	$6,268	$5,432

The total amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate was $0.7 million and $0.8 million as of December 31, 2008 and 2007, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008, 2007, and 2006, the Company recognized expense (benefit) of approximately $0.1 million, $0.3 million, and ($0.6) million in interest and penalties, respectively. The Company had approximately $0.9 million and $0.8 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2004 and prior through 2006. The unrecorded deferred tax expense (benefit) in 2004 and prior, 2005 and 2006 was $1.1 million, ($0.3) million and ($0.3) million, respectively.

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2008	2007	2006
Income tax expense (benefit)	$(9,164)	$17,250	$13,652
Stockholders’ equity:
Related to:
Unrealized gains (losses), net	(48,419)	3,444	(8,782)
Change in minimum
pension liability	(11,343)	(587)	1,968
Adjustment to adopt SFAS No. 158	—	—	(2,221)
Total income tax expense (benefit)
included in financial statements	$(68,926)	$20,107	$4,617

8. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2009 through 2013 are $11,300, $9,000, $11,700, $11,700, and $11,200, respectively. The aggregate benefits expected to be paid in the five years from 2014 through 2018 are $64,900. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008 and include estimated future employee service. The 2009 contribution for the plan cannot be reasonably estimated at this time. The asset allocation of the fair value of pension plan assets at December 31 was:

	Plan Assets		Target
	2008	2007	Allocation

Debt securities	33%	30%	26%-32%
Equity securities	61%	68%	56%-76%
Cash equivalents	6%	2%	0%-2%

This allocation of plan assets approximated the targeted mix by asset class. The strategic goal is to achieve an optimal rate of return at an acceptable level of investment risk in order to provide for the payment of benefits. The Plan does not expect to return any plan assets to the Company during 2009.

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

The assumed discount rate used to determine the benefit obligation for pension benefits is 6.00% and 5.75% for other postretirement benefits. The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on December 31, 2008. Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the market value of a cash flow defeasing portfolio of bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

The postretirement medical plans for the employees, full-time agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2009 through 2013 are $1,030, $1,090, $1,170, $1,170, and $1,200, respectively. The aggregate benefits expected to be paid in the five years from 2014 through 2018 are $7,510. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008. The 2009 contribution for the plan is estimated to be $1,030. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen using the employees' years of service and compensation as of December 31, 1997.

Non-contributory defined contribution retirement plans for general agents and eligible sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans were $113 (2007 - $78; 2006 - $98). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $400 (2007 – $400; 2006 – $300).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan were $1,763 (2007 – $1,167; 2006 – $1,683). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution in 2008 or in the prior two years.

A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” SFAS No. 158. SFAS No. 158 requires calendar year-end companies with publicly traded equity securities that sponsor postretirement benefit plans to fully recognize, as an asset or liability, the overfunded or underfunded status of the benefit plans as of December 31, 2006. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The Company adopted SFAS No. 158 as of December 31, 2006.

On January 1, 2008, the Agents are covered under a fully insured United HealthCare Choice Plus plan. This plan includes Medicare prescription drug coverage.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$142,375	$140,052	$27,724	$24,475
Service cost	2,405	2,310	821	789
Interest cost	7,662	7,448	1,599	1,423
Plan amendments	15	—	1,588	—
Actuarial (gain) loss	(5,145)	679	(1,183)	1,999
Benefits paid	(9,820)	(8,114)	(811)	(962)
Benefit obligation at end of year	$137,492	$142,375	$29,738	$27,724

Change in plan assets:
Fair value of plan assets at beginning of year	$127,395	$120,426	$921	$964
Return on plan assets	(28,824)	9,007	47	50
Company contributions	6,081	6,076	—	—
Benefits paid	(9,820)	(8,114)	(132)	(93)
Fair value of plan assets at end of year	$94,832	$127,395	$836	$921

Funded status at end of year	$(42,660)	$(14,980)	$(28,902)	$(26,803)

Amounts recognized in accumulated other
comprehensive loss:
Net loss	$72,640	$41,350	$4,708	$6,059
Prior service cost	(1,308)	(1,969)	(1,390)	(3,200)
Total accumulated other comprehensive loss	$71,332	$39,381	$3,318	$2,859
Other changes in plan assets and benefit obligations	Pension		Other
recognized in other comprehensive income:	2008	2007	2008	2007
Unrecognized actuarial loss	$33,665	$1,128	$(1,179)	$2,002
Unrecognized prior service cost	15	—	1,588	—
Amortization of net gain	(2,375)	(2,303)	(172)	(176)
Amortization of prior service cost	646	647	222	378
Total recognized in other comprehensive income	$31,951	$(528)	$459	$2,204

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Plans with underfunded accumulated
benefit obligation:
Projected benefit obligation	$137,492	$142,375	n/a	n/a
Accumulated benefit obligation	131,595	136,445	n/a	n/a
Fair value of plan assets	94,832	127,395	n/a	n/a

Weighted average assumptions used
to determine benefit obligations
at December 31:
Discount rate	6.00%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	3.75	—	—

Weighted average assumptions used
to determine net periodic benefit
cost for years ended December 31:
Discount rate	5.50%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00	8.00	5.50	5.50
Rate of compensation increase	3.75	3.75	—	—

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$482	$(402)
Postretirement benefit obligation	5,219	(4,320)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For measurement purposes an 11% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 6% in 2018 and thereafter.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
The following table provides the
components of net periodic benefit
cost for the years ended December 31:
Service cost	$2,405	$2,310	$2,257	$821	$789	$815
Interest cost	7,662	7,448	7,430	1,599	1,423	1,308
Expected return on plan assets	(9,986)	(9,456)	(8,537)	(51)	(53)	(54)
Amortization of:
Unrecognized actuarial loss	2,375	2,303	3,000	172	176	115
Unrecognized prior service cost	(646)	(647)	(647)	(222)	(378)	(378)
Net periodic benefits cost	1,810	1,958	3,503	2,319	1,957	1,806
Total recognized in other comprehensive income (loss)	31,951	(528)	—	459	2,204	—
Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$33,761	$1,430	$3,503	$2,778	$4,161	$1,806

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $4,949 and ($646), respectively.

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $135 and ($222), respectively.

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

Information about the outstanding three-year intervals as of December 31, 2008, was as follows:

Defined
Measurement	Number	Grant
Period	of Units	Price
2006-2008	169,634	$50.21
2007-2009	179,488	$52.10
2008-2010	178,133	$44.33
2009-2011	170,419	$44.93

During 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007. During 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006. During 2006, the plan made a payment of $1.5 million to plan participants for the three-year interval ended December 31, 2005. The cost of compensation charged as an operating expense during 2008 was $0.1 million, net of tax. The cost of compensation that reduced operating expense for 2007 was $0.4 million, net of tax. The cost of compensation charged as an operating expense for 2006 was $0.7 million, net of tax.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10. SEGMENT INFORMATION

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents. The Group Insurance segment consists of sales of group life, dental and disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

Insurance revenues, as shown in the Consolidated Statements of Income, consist of premiums and contract charges, less reinsurance ceded. Insurance revenues are defined as “customer revenues” for segment reporting purposes. Other revenues consist primarily of supplemental contact considerations, dividends left with the Company to accumulate and income received on the sale of low income housing tax credit investments. Customer revenues are added to other revenues, net investment income and realized investment gains (losses) to reconcile to the Company’s total revenues.

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

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations	[1]	Total
2008:
Insurance revenues (customer revenues)	$126,480	$48,763	$61,517	$(587)		$236,173
Net investment income	164,243	525	12,651	—		177,419
Realized investment gains (losses)	(49,987)	—	(2,284)	—		(52,271)
Other revenues	12,734	268	3	—		13,005
Total revenues	253,470	49,556	71,887	(587)		374,326

Policyholder benefits	101,275	32,956	44,518	—		178,749
Interest credited to policyholder account balances	86,899	—	—	—		86,899
Amortization of deferred acquisition costs
and value of business acquired	28,875	—	13,209	—		42,084
Operating expenses	60,979	19,041	13,375	(587)		92,808
Total benefits and expenses	278,028	51,997	71,102	(587)		400,540

Income (loss) before income tax expense (benefit)	(24,558)	(2,441)	785	—		(26,214)
Income tax expense (benefit)	(8,715)	(854)	405	—		(9,164)
Segment net income (loss)	$(15,843)	$(1,587)	$380	$—		$(17,050)

Segment assets	$3,618,510	$8,780	$339,801	$—		$3,967,091
Interest expense	$928	$—	$118	$—		$1,046

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations	[1]	Total
2007:
Insurance revenues (customer revenues)	$124,190	$45,776	$62,479	$(551)		$231,894
Net investment income	176,666	426	13,313	—		190,405
Realized investment gains (losses)	5,820	—	(394)	—		5,426
Other revenues	11,214	278	7	—		11,499
Total revenues	317,890	46,480	75,405	(551)		439,224

Policyholder benefits	93,200	30,061	43,197	—		166,458
Interest credited to policyholder account balances	91,215	—	—	—		91,215
Amortization of deferred acquisition costs
and value of business acquired	27,568	—	12,765	—		40,333
Operating expenses	55,283	19,309	14,266	(551)		88,307
Total benefits and expenses	267,266	49,370	70,228	(551)		386,313

Income (loss) before income tax expense (benefit)	50,624	(2,890)	5,177	—		52,911
Income tax expense (benefit)	15,822	(867)	2,295	—		17,250
Segment net income (loss)	$34,802	$(2,023)	$2,882	$—		$35,661

Segment assets	$3,977,585	$8,410	$366,113	$—		$4,352,108
Interest expense	$1,364	$—	$264	$—		$1,628

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations	[1]	Total
2006:
Insurance revenues (customer revenues)	$127,218	$44,577	$64,043	$(574)		$235,264
Net investment income	182,766	272	13,242	—		196,280
Realized investment gains	5,300	—	321	—		5,621
Other revenues	10,717	608	24	—		11,349
Total revenues	326,001	45,457	77,630	(574)		448,514

Policyholder benefits	95,603	28,596	43,706	—		167,905
Interest credited to policyholder account balances	94,648	—	—	—		94,648
Amortization of deferred acquisition costs
and value of business acquired	30,581	—	11,730	—		42,311
Operating expenses	59,952	19,114	14,588	(574)		93,080
Total benefits and expenses	280,784	47,710	70,024	(574)		397,944

Income (loss) before income tax expense (benefit)	45,217	(2,253)	7,606	—		50,570
Income tax expense (benefit)	12,049	(676)	2,279	—		13,652
Segment net income (loss)	$33,168	$(1,577)	$5,327	$—		$36,918

Segment assets	$4,085,189	$6,066	$366,540	$—		$4,457,795
Interest expense	$1,191	$—	$226	$—		$1,417

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information about the Company’s customer revenues for the years ended December 31.

	2008	2007	2006
Customer revenues by line of business:
Traditional individual insurance products, net	$78,403	$74,696	$76,191
Interest sensitive products	89,828	93,993	97,177
Variable life insurance and annuities	19,179	17,429	17,319
Group life and disability products, net	48,763	45,776	44,577
Insurance revenues	$236,173	$231,894	$235,264

11. PROPERTY and EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information as of December 31.

	2008	2007

Land	$766	$766
Home office complex	20,257	20,375
Furniture and equipment	44,440	45,460
	65,463	66,601

Accumulated depreciation	(39,541)	(38,820)

	$25,922	$27,781

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2008	2007	2006

Life insurance in force (in millions) :
Direct	$28,691	$29,406	$29,398
Ceded	(14,492)	(14,315)	(13,836)
Assumed	1,609	1,729	1,863

Net	$15,808	$16,820	$17,425

Premiums:
Life insurance:
Direct	$130,008	$125,602	$125,203
Ceded	(46,205)	(46,287)	(45,406)
Assumed	3,773	3,681	3,975

Net	$87,576	$82,996	$83,772

Accident and health:
Direct	$47,001	$46,177	$46,748
Ceded	(7,411)	(8,701)	(9,752)
Assumed	—	—	—

Net	$39,590	$37,476	$36,996

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $45.8 million as of December 31, 2008. The reserve for future policy benefits ceded under this agreement was $24.0 million (2007 – $26.2 million).

Kansas City Life acquired a block of traditional life and universal life products in 1997. As of December 31, 2008, the block had $1.6 billion of life insurance in force (2007 – $1.7 billion). The block generated life insurance premiums of $3.3 million (2007 - $3.4 million) and had reinsurance ceded of $1.0 million (2007 – $1.3 million).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. As of December 31, 2008, the insurance in force ceded approximated $1.8 billion (2007 – $2.0 billion) and premiums totaled $8.9 million.

Reinsurance receivables were $168.4 million at year end 2008, consisting of reserves ceded of $154.1 million and claims ceded of $14.3 million.

The maximum retention on any one life is $350 for ordinary life plans and $100 for group coverage. A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. The solvency of reinsurers is reviewed annually.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability, and the adjustment to adopt SFAS No. 158. The adjustment to adopt SFAS No. 158 consists of pension and postretirement net losses and prior service costs. Other comprehensive income (loss) also includes deferred income taxes on these items. The table below provides information about comprehensive income (loss) for the years ended December 31.

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2008:
Unrealized losses arising during the year	$(266,176)	$—	$(266,176)
Less: Realized losses included in net loss	(60,856)	—	(60,856)
Net unrealized loss	(205,320)	—	(205,320)
Minimum pension liability	—	(32,410)	(32,410)
Effect on DAC	51,187	—	51,187
Effect on VOBA	15,245	—	15,245
Policyholder account balances	548	—	548
Deferred income taxes	48,419	11,343	59,762
Other comprehensive loss	$(89,921)	$(21,067)	(110,988)
Net loss			(17,050)
Comprehensive loss			$(128,038)

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2007:
Unrealized gains arising during the year	$8,907	$—	$8,907
Less: Realized losses included in net income	(1,650)	—	(1,650)
Net unrealized gain	10,557	—	10,557
Minimum pension liability	—	(1,676)	(1,676)
Effect on DAC	(687)	—	(687)
Effect on VOBA	85	—	85
Policyholder account balances	(115)	—	(115)
Deferred income taxes	(3,444)	587	(2,857)
Other comprehensive income (loss)	$6,396	$(1,089)	5,307
Net income			35,661
Comprehensive income			$40,968

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2006:
Unrealized losses arising during the year	$(30,716)	$—	$(30,716)
Less: Realized gains included in net income	1,816	—	1,816
Net unrealized losses	(32,532)	—	(32,532)
Decrease in minimum pension liability	—	5,620	5,620
Effect on DAC	2,056	—	2,056
Effect on VOBA	851	—	851
Policyholder account balances	4,603	—	4,603
Deferred income taxes	8,782	(1,968)	6,814
Other comprehensive income (loss)	$(16,240)	$3,652	(12,588)
Net income			36,918
Comprehensive income			$24,330

The following table provides accumulated balances related to each component of accumulated other comprehensive loss.

	Unrealized	Minimum
	Gain (Loss)	Pension
	on Securities	Liability	Total
2007:
Beginning of year	$1,249	$(26,367)	$(25,118)
Other comprehensive income (loss)	6,396	(1,089)	5,307

End of year	7,645	(27,456)	(19,811)

2008:
Other comprehensive loss	(89,921)	(21,067)	(110,988)

End of year	$(82,276)	$(48,523)	$(130,799)

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized in the table below.

	First	Second	Third	Fourth
2008:
Total revenues	$108,319	$98,289	$78,092	$89,626

Net income (loss)	3,602	1,677	(15,178)	(7,151)

Per common share,
basic and diluted	0.31	0.14	(1.30)	(0.62)

2007:
Total revenues	$113,027	$109,885	$108,791	$107,521

Net income	8,306	11,812	9,131	6,412

Per common share,
basic and diluted	0.70	1.00	0.77	0.54

15. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2008, the Company had purchase commitments to fund mortgage loans and other investments of $7.3 million. Subsequent to December 31, 2008, the Company entered into commitments to fund additional mortgage loans of $4.7 million, purchase of affordable housing real estate investments of $4.5 million and sales of real estate investments for $1.4 million.

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

17. GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. The Company is unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications. The Company believes that the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on the financial position or results of operations.

18. SUBSEQUENT EVENTS

On January 26, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $ 0.27 per share, paid on February 10, 2009 to stockholders of record on February 5, 2009.

KANSAS CITY LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Subsequent to December 31, 2008, the credit and liquidity crisis in the United States and throughout the global financial system continued to generate substantial volatility in the financial markets and the banking system. Should this environment and similar events continue, such subsequent events could have a significant impact on the Company’s investment portfolio. The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of December 31, 2008 has not changed.

			Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2008

			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$16,651	$17,498	$17,498
Mortgage-backed securities	532,399	484,944	484,944
Public utilities	166,984	160,363	160,363
Corporate	1,708,739	1,572,491	1,572,491
All other bonds	94,528	93,544	93,544
Redeemable preferred stocks	15,071	14,033	14,033
Total	2,534,372	$2,342,873	2,342,873

Equity securities, available for sale:
Common stocks	28,147	28,506	28,506
Perpetual preferred stocks	17,005	16,031	16,031
Total	45,152	$44,537	44,537

Mortgage loans	445,389		445,389
Real estate	99,576		99,576
Policy loans	88,304		88,304
Short-term investments	35,138		35,138
Total investments	$3,247,931		$3,055,817

See accompanying Report of Independent Registered Public Accounting Firm.

		Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31
	2008	2007
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$1,861,373	$2,099,251
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	157,831	187,951
Other	37,542	50,192
Mortgage loans	381,969	379,823
Real estate	95,008	91,364
Policy loans	68,070	72,214
Short-term investments	24,860	18,774
Total investments	2,626,653	2,899,569

Cash	3,838	8,072
Accrued investment income	26,674	29,044
Deferred acquisition costs	150,652	110,990
Value of business acquired	75,187	63,325
Reinsurance receivables	99,170	91,571
Property and equipment	25,671	27,285
Income taxes	48,925	—
Other assets	19,053	27,488
Separate account assets	258,565	420,393
Total assets	$3,334,388	$3,677,737

LIABILITIES

Future policy benefits	$570,748	$565,200
Policyholder account balances	1,725,779	1,764,119
Policy and contract claims	24,147	22,156
Other policyholder funds	108,515	93,437
Notes payable	—	7,200
Income taxes	—	17,715
Other liabilities	119,527	103,116
Separate account liabilities	258,565	420,393
Total liabilities	2,807,281	2,993,336

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	36,281	30,244
Retained earnings	733,049	783,175

Accumulated other comprehensive loss	(113,248)	(22,853)
Less treasury stock, at cost (2008 - 7,066,380 shares;
2007 - 6,731,643 shares)	(152,096)	(129,286)
Total stockholders' equity	527,107	684,401

Total liabilities and stockholders' equity	$3,334,388	$3,677,737

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
REVENUES
Insurance revenues:
Premiums	$111,451	$104,381	$102,430
Contract charges	90,944	91,154	93,643
Reinsurance ceded	(36,663)	(37,114)	(36,361)
Total insurance revenues	165,732	158,421	159,712
Investment revenues:
Net investment income	142,020	151,587	153,715
Realized investment gains (losses)	(47,277)	5,653	4,759
Other revenues	5,495	5,631	5,907
Total revenues	265,970	321,292	324,093

BENEFITS AND EXPENSES
Policyholder benefits	129,514	119,848	119,210
Interest credited to policyholder account balances	73,742	76,941	79,215
Amortization of deferred acquisition costs
and value of business acquired	24,635	21,545	25,326
Operating expenses	71,429	66,824	70,541
Total benefits and expenses	299,320	285,158	294,292

Income (loss) before income tax expense (benefit) and
equity in undistributed net income of subsidiaries	(33,350)	36,134	29,801

Income tax expense (benefit)	(10,662)	11,571	7,398

Income (loss) before equity in undistributed net
income of subsidiaries	(22,688)	24,563	22,403
Equity in undistributed net income of subsidiaries	5,638	11,098	14,515

NET INCOME (LOSS)	$(17,050)	$35,661	$36,918

Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on
securities available for sale	$(69,328)	$4,347	$(10,918)
Change in minimum pension liability	(21,067)	(1,089)	3,652
Other comprehensive income (loss) of subsidiaries	(20,593)	2,049	(5,322)
Other comprehensive income (loss)	(110,988)	5,307	(12,588)

COMPREHENSIVE INCOME (LOSS)	$(128,038)	$40,968	$24,330

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(17,050)	$35,661	$36,918
Equity in undistributed net income of subsidiaries	(5,638)	(11,098)	(14,515)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Amortization of investment premium	4,026	5,070	6,625
Depreciation	3,008	3,288	4,174
Acquisition costs capitalized	(16,021)	(17,027)	(16,257)
Amortization of deferred acquisition costs	20,064	14,829	20,667
Amortization of value of business acquired	4,570	6,717	3,981
Realized investment (gains) losses	47,277	(4,287)	(4,759)
Changes in assets and liabilities:
Future policy benefits	5,548	(1,603)	(2,857)
Policyholder account balances	(10,721)	(14,870)	(20,901)
Income taxes payable and deferred	(29,309)	631	4,003
Other, net	340	(5,012)	(78)
Net cash provided	6,094	12,299	17,001

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(202,499)	(264,728)	(216,514)
Equity securities	(6,097)	(13,807)	(8,745)
Mortgage loans	(47,121)	(50,229)	(57,618)
Real estate	(30,138)	(4,507)	(45,005)
Other investment assets	(6,086)	—	(1,458)
Sale of investments:
Fixed maturity securities	26,245	134,649	75,888
Equity securities	7,102	3,369	3,531
Real estate	30,496	22,445	18,487
Other investment assets	4,144	25,084	5,155
Maturities and principal paydowns of investments:
Fixed maturity securities	208,824	153,063	213,330
Equity securities	—	2,806	7,175
Mortgage loans	44,974	49,673	42,281
Net additions to property and equipment	(242)	(1,184)	(2,241)
Proceeds from sale of non insurance affiliate	—	10,104	—
Net cash provided	29,602	66,738	34,266

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31
	2008	2007	2006

FINANCING ACTIVITIES
Proceeds from borrowings	77,500	87,105	6,460
Repayment of borrowings	(84,700)	(91,405)	(13,028)
Deposits on policyholder account balances	179,988	183,642	176,533
Withdrawals from policyholder account balances	(208,454)	(249,543)	(233,859)
Net transfers from separate accounts	8,556	11,706	16,451
Change in other deposits	1,270	9,257	(12,721)
Cash dividends to stockholders	(12,482)	(36,420)	(12,833)
Dividends from subsidiaries	15,165	15,910	16,630
Net acquisition of treasury stock	(16,773)	(4,451)	(3,288)
Net cash used	(39,930)	(74,199)	(59,655)

Increase (decrease) in cash	(4,234)	4,838	(8,388)
Cash at beginning of year	8,072	3,234	11,622

Cash at end of year	$3,838	$8,072	$3,234

See accompanying Report of Independent Registered Public Accounting Firm.

				Schedule III
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2008:
Individual	$188,817	$2,648,287	$376	$120,730
Group	—	30,139	423	—
Old American	74,939	240,599	198	4,099
Total	$263,756	$2,919,025	$997	$124,829

December 31, 2007:
Individual	143,298	2,697,469	404	102,804
Group	—	29,343	282	—
Old American	74,214	244,172	211	3,408
Total	$217,512	$2,970,984	$897	$106,212

	Policyholder
	benefits and
	interest
	credited to
	policyholder	Operating
Segment	account balances	expenses[2]
Year Ended December 31, 2008:
Individual	$188,174	$60,980
Group	32,956	19,041
Old American	44,518	13,374
Intercompany Eliminations[1]	—	(587)
Total	$265,648	$92,808

Year Ended December 31, 2007:
Individual	$184,415	$55,283
Group	30,061	19,309
Old American	43,197	14,266
Intercompany Eliminations[1]	—	(551)
Total	$257,673	$88,307

Year Ended December 31, 2006:
Individual	$190,251	$59,952
Group	28,596	19,114
Old American	43,706	14,588
Intercompany Eliminations[1]	—	(574)
Total	$262,553	$93,080

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

2 Allocations of operating expenses are based on a number of assumptions and estimates, and the results may change if different methods were applied.

See accompanying Report of Independent Registered Public Accounting Firm.

						Schedule IV
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Years Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2008	2007	2006	2008	2007	2006

Direct:
Individual	$55,667	$50,785	$48,686	$720	$946	$1,130
Group	11,445	10,656	10,573	44,763	43,406	43,492
Old American	63,239	64,470	66,266	1,762	2,067	2,378
Intercompany Eliminations[1]	(343)	(309)	(322)	(244)	(242)	(252)
Total	130,008	125,602	125,203	47,001	46,177	46,748

Ceded:
Individual	(41,934)	(41,750)	(40,047)	(753)	(894)	(1,022)
Group	(1,905)	(1,825)	(2,280)	(5,540)	(6,461)	(7,208)
Old American	(2,366)	(2,712)	(3,079)	(1,118)	(1,346)	(1,522)
Total	(46,205)	(46,287)	(45,406)	(7,411)	(8,701)	(9,752)

Assumed:
Individual	3,773	3,681	3,975	—	—	—
Group	—	—	—	—	—	—
Old American	—	—	—	—	—	—
Total	3,773	3,681	3,975	—	—	—
Net	$87,576	$82,996	$83,772	$39,590	$37,476	$36,996

% of Assumed to Net	4	4	5	—	—	—

All other information required by this Schedule is shown in Note 12-Reinsurance in the Notes to Consolidated Financial Statements.

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Income.

See accompanying Report of Independent Registered Public Accounting Firm.

				Schedule IV
				(continued)
KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Years Ended December 31

	Life Insurance In Force
	2008	2007	2006
	(in millions)
Direct:
Individual	$24,522	$25,016	$24,915
Group	3,301	3,511	3,593
Old American	868	879	890
Total	28,691	29,406	29,398

Ceded:
Individual	(14,012)	(13,877)	(13,449)
Group	(434)	(386)	(330)
Old American	(46)	(52)	(57)
Total	(14,492)	(14,315)	(13,836)

Assumed:
Individual	1,609	1,729	1,863
Group	—	—	—
Old American	—	—	—
Total	1,609	1,729	1,863
Net	$15,808	$16,820	$17,425

% of Assumed to Net	10	10	11

All other information required by this Schedule is shown in Note 12-Reinsurance in the Notes to

Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31
	2008	2007	2006
Mortgage loan valuation account:
Beginning of year	$3,410	$3,600	$3,478
Additions	—	—	122
Deductions	—	(190)	—
End of year	$3,410	$3,410	$3,600

Allowance for uncollectible accounts:
Beginning of year	$2,853	$2,966	$2,975
Additions	13	7	102
Deductions	(13)	(120)	(111)
End of year	$2,853	$2,853	$2,966

See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedules I-V. We also have audited the Company’s internal controls over financial reporting as of December 31, 2008, based on, criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting (included in the accompanying Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal controls based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Also, in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/KPMG LLP

KPMG LLP

Kansas City, MO
February 27, 2009

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2008.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9B. Other Information

Kansas City Life Insurance Company recorded a net loss of $17.1 million or $1.47 per share for the year ended December 31, 2008, compared with net income of $35.7 million or $3.01 per share for the prior year. The decline in earnings for the year was largely the result of realized losses on investments. Excluding the impact of realized gains and losses on investments, net earnings after tax were $16.9 million, compared with $32.1 million a year ago.

Results in the fourth quarter were consistent with those for the year, as the Company experienced a net loss of $7.2 million or $0.62 per share. This compares to net income of $6.4 million or $0.54 per share in the fourth quarter of 2007.

The net realized loss for both the year and quarter was the result of the continued deep economic recession. The impact of the recession has been felt across all sectors and has negatively affected values of virtually all financial assets. The Company incurred net realized investment losses after taxes of $34.0 million for the year, including $9.5 million in the fourth quarter, primarily due to write-downs of securities determined to be other-than-temporarily impaired. The economic downturn has also affected net investment income through reduced yields and a lower amount of invested assets. As a result, net investment income declined $13.0 million for the year compared with 2007. In spite of the economic environment, the Company continues to maintain a strong capital position and a well diversified investment portfolio. The Company had 96% of its fixed maturity security holdings in investment grade securities at December 31, 2008, up from 94% at December 31, 2007, and approximately one-third of these investments were in AAA rated investments as of both dates.

Total insurance revenues increased 2% for the year, largely due to a 3% increase in premiums. New premiums increased 20% for the year, led by a 55% increase in the sale of immediate annuities and a 37% increase in group life insurance sales. New individual life premiums increased 5% while group accident and health premiums increased 9%. However, contract charges declined 2%, primarily due to lower balances of certain products. New deposits declined 1% compared with an 8% increase a year earlier. This decline largely occurred in the variable life and annuity products, where consumers were affected by the negative performance in the equity markets during the year. New deposits for variable life products declined 22% and new variable annuity deposits declined 13% versus the prior year. However, deposits related to universal life were flat relative to 2007 and fixed deferred annuities increased 15%. Renewal premiums declined 1% and renewal deposits declined 4% versus the prior year.

Total benefits and expenses increased 4% in 2008 compared with 2007, primarily due to a $4.4 million increase in death benefits, a $1.8 million increase in the amortization of deferred acquisition costs and value of business acquired and a $4.5 million increase in operating expenses. Mortality experience deteriorated during the year but remained within pricing expectations. The amortization of deferred acquisition costs increased, primarily reflecting a reduction of variable account balances due to policyholder withdrawals and a decline in the market value of these account balances. Operating expenses increased in 2008, primarily due to increases in employee medical plan and benefit costs combined with a reduction in employee benefit plan accruals in 2007.

On January 26, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 10, 2009 to stockholders of record as of February 5, 2009.

The steep economic downturn has dramatically changed the landscape for many individuals and families, demonstrating the potential impact of unexpected and unforeseen events. Kansas City Life’s mission is to ensure that individuals and families are prepared and protected against many of the unpredictable elements of life. Life insurance and its unique attributes offer immediate peace of mind, and the power of its protection has been proven repeatedly throughout history. In these uncertain economic times, the Company’s field force representatives, comprised of general agents and agents, have been challenged to help their clients and prospective clients fully understand just how important Security Assured can be.

Despite the economic situation, Kansas City Life is prepared to provide quality financial products and services to prospective policyholders and to fulfill its commitment to all of those who already have come to entrust the Company to provide for their future needs. The Company has no long-term debt, a strong capital position and a well diversified investment portfolio. Kansas City Life’s dependability has been documented and tested throughout the past 113 years, and the Company remains committed to provide Security Assured for future generations.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $374.3 million in 2008, and assets and life insurance in force were $4.0 billion and $30.3 billion, respectively, as of December 31, 2008. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT
(amounts in thousands, except share data)

	Quarter ended		Year ended
	December 31		December 31
	2008	2007	2008	2007

Revenues	$89,626	$107,521	$374,326	$439,224

Net income (loss)	$(7,151)	$6,412	$(17,050)	$35,661

Net income (loss) per share,
basic and diluted	$(0.62)	$0.54	$(1.47)	$3.01

Dividends paid	$0.27	$0.27	$1.08	$3.08

Average number of
shares outstanding	11,446,029	11,795,878	11,566,805	11,836,213

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions “Information Concerning Directors,” “Code of Ethics,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information appearing in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders under the captions “Executive Officer Compensation” is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under the captions “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)….……..…	59

(a)(2) Supplementary Data and Financial Statement Schedules

     Schedules are included at the following pages:

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b) Exhibits

Exhibit
Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as
Exhibit 3(a) to the Company’s 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K Report for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q Report
for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Eleventh Amendment, Kansas City Life Deferred Compensation Plan.

10(b)

Twenty-ninth Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan. [The Twenty-eighth Amendment to the Kansas City Life Insurance Company Savings and Profit Sharing Plan filed as Exhibit 10(b) to the Company’s 10-K Report for 2005 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Savings and Profit Sharing Plan filed as Exhibit 10(b) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(c)

Fourteenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company’s 10-K Report for 2005 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Stock Plan filed as Exhibit 10(c) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(d)	Third Amendment, Kansas City Life Excess Benefit Plan.

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan. [Filed as Exhibit 99(a) to the Company’s 10-K Report for 2005 and incorporated herein by reference]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird

David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 23, 2009
(Principal Executive Officer)
Date: February 23, 2009	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director; Senior Vice President,
Walter E. Bixby	General Counsel and Secretary
Director and Vice Chairman	Date: February 23, 2009
of the Board
Date: February 23, 2009	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/ John C. Cozad	Director
John C. Cozad	Date: February 23, 2009
Director
Date: February 23, 2009	By: /s/ Michael Braude
Michael Braude
By: /s/ Kevin G. Barth	Director
Kevin G. Barth	Date: February 23, 2009
Director
Date: February 23, 2009