Form 10-Q
period 2009-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2009-05-01
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Quarterly Period ended March 31, 2009 or
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2009
Common Stock, $1.25 par	11,456,837 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31 2009	December 31 2008
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,341,204	$2,342,873
Equity securities available for sale, at fair value	39,683	44,537
Mortgage loans	445,996	445,389
Real estate	101,262	99,576
Policy loans	87,146	88,304
Short-term investments	32,253	35,138
Total investments	3,047,544	3,055,817

Cash	7,954	9,720
Accrued investment income	38,192	33,689
Deferred acquisition costs	257,962	263,756
Value of business acquired	83,707	82,855
Reinsurance receivables	168,433	168,390
Property and equipment	25,249	25,922
Income taxes	41,121	39,628
Other assets	30,565	28,749
Separate account assets	229,869	258,565
Total assets	$3,930,596	$3,967,091

LIABILITIES
Future policy benefits	$852,678	$853,456
Policyholder account balances	2,026,231	2,030,656
Policy and contract claims	31,973	34,913
Other policyholder funds	131,287	125,826
Other liabilities	138,435	136,568
Separate account liabilities	229,869	258,565
Total liabilities	3,410,473	3,439,984

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	37,548	36,281
Retained earnings	751,339	750,600
Accumulated other comprehensive loss	(136,956)	(130,799)
Treasury stock, at cost (2009 - 7,039,843 shares;
2008 - 7,066,380 shares)	(154,929)	(152,096)
Total stockholders’ equity	520,123	527,107

Total liabilities and stockholders’ equity	$3,930,596	$3,967,091

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended March 31
	2009	2008
REVENUES	(Unaudited)
Insurance revenues:
Premiums	$46,540	$44,487
Contract charges	26,768	27,300
Reinsurance ceded	(12,539)	(12,660)
Total insurance revenues	60,769	59,127
Investment revenues:
Net investment income	43,139	46,463
Realized investment gains, excluding
impairment losses	1,414	120
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(21,406)	—
Portion of loss recognized in comprehensive
loss	15,288	—
Net impairment losses recognized in earnings	(6,118)	—
Total investment revenues	38,435	46,583
Other revenues	2,431	2,609
Total revenues	101,635	108,319

BENEFITS AND EXPENSES
Policyholder benefits	48,687	45,486
Interest credited to policyholder account balances	21,174	21,703
Amortization of deferred acquisition costs
and value of business acquired	12,479	11,112
Operating expenses	26,254	24,396
Total benefits and expenses	108,594	102,697

Income (loss) before income tax expense (benefit)	(6,959)	5,622

Income tax expense (benefit)	(2,411)	2,020

NET INCOME (LOSS)	$(4,548)	$3,602

Other comprehensive loss, net of taxes:
Change in net unrealized gains and losses on
securities available for sale	$442	$(14,741)
Other comprehensive loss	442	(14,741)

COMPREHENSIVE LOSS	$(4,106)	$(11,139)

Basic and diluted earnings per share:
Net income (loss)	$(0.40)	$0.31

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	March	December
	2009	2008
	(Unaudited)

COMMON STOCK, beginning and end of period	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	36,281	30,244
Excess of proceeds over cost of treasury stock sold	1,267	6,037

End of period	37,548	36,281

RETAINED EARNINGS
Beginning of period	750,600	780,133
Cumulative effect of change in accounting
estimate (See Note 6)	8,399	—
Net loss	(4,548)	(17,050)
Stockholder dividends of $0.27 per share
(2008 - $1.08)	(3,112)	(12,483)

End of period	751,339	750,600

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of period	(130,799)	(19,811)
Cumulative effect of change in accounting
estimate (See Note 6)	(6,599)	—
Other comprehensive income (loss)	442	(110,988)

End of period	(136,956)	(130,799)

TREASURY STOCK, at cost
Beginning of period	(152,096)	(129,286)
Cost of 159,009 shares acquired
(2008 - 557,424 shares)	(5,468)	(25,972)
Cost of 185,546 shares sold
(2008 - 222,687 shares)	2,635	3,162

End of period	(154,929)	(152,096)

TOTAL STOCKHOLDERS’ EQUITY	$520,123	$527,107

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net cash provided (used)	$12,557	$(11,329)

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(68,657)	(135,732)
Equity securities	(592)	(8,204)
Mortgage loans	(12,260)	(1,650)
Real estate	(4,060)	(7,013)
Sales of investments:
Fixed maturity securities	9,039	13,451
Equity securities	1,406	1,434
Real estate	2,736	8,361
Other investment assets	4,043	29,123
Maturities and principal paydowns of investments:
Fixed maturity securities	48,130	84,563
Mortgage loans	11,654	10,869
Net dispositions of property and equipment	291	343
Net cash used	(8,270)	(4,455)

FINANCING ACTIVITIES
Proceeds from borrowings	—	96,500
Repayment of borrowings	(2,900)	(65,014)
Deposits on policyholder account balances	53,947	48,662
Withdrawals from policyholder account balances	(59,435)	(67,127)
Net transfers from separate accounts	3,920	3,441
Change in other deposits	3,093	3,130
Cash dividends to stockholders	(3,112)	(3,163)
Net acquisition of treasury stock	(1,566)	(5,974)
Net cash provided (used)	(6,053)	10,455

Decrease in cash	(1,766)	(5,329)
Cash at beginning of year	9,720	12,158

Cash at end of period	$7,954	$6,829

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

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2008 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2009 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies

Presented below is a summary of significant accounting policies used by the Company. This is not intended to be an exhaustive list of all accounting policies used by the Company. For a full discussion, please refer to the Company’s 2008 Form 10-K as filed with the Securities and Exchange Commission.

Investments

Investment income is recognized when earned. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date. Securities available for sale are stated at fair value. Unrealized gains and losses, net of adjustments to deferred acquisition costs (DAC), value of business acquired (VOBA), policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive loss in stockholders' equity. Unrealized losses represent the difference between amortized cost and fair value on the valuation date. The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized. The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains had been realized and the proceeds reinvested at current market interest rates, which were lower than the then-current effective portfolio rate.

The Company’s fair value of fixed maturity and equity securities are determined by management, primarily by relying on external pricing services or brokers. When external sources are not able to provide prices for certain securities or when the external prices are deemed to be unreliable, the Company utilizes internally generated matrices and calculations to determine fair value.

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific securities’ credit impairments may be written down through earnings as a realized investment loss if the security’s value is considered to be an other-than-temporary impairment.

Investment income on mortgage-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, except for adjustable rate mortgage-backed securities where the prospective method is used. Under the retrospective method, the amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the time of purchase. Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss. The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and calculations. At March 31, 2009, approximately 90% of the carrying value of these investments were from external pricing services while 10% were derived from brokers, internal matrices and calculations. The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that impairments due to credit are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company monitors the various markets in which its investments are traded. The Company utilizes an independent third-party pricing service to determine the majority of its fair values. For values received by the Company from an independent pricing source, the Company reviews these values for validity. In addition, the Company tests a limited number of securities each reporting period to validate reliance on the fair values provided. When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers. When the Company cannot obtain reliable broker pricing a fair value is determined based upon an assessment of several factors about a specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors. The Company creates a matrix of factors from which to calculate an estimable value. However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to place the security for sale in the current market.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to cost;

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

•	The credit rating of the security;
•	The extent and the length of time the fair value has been below cost;
•

The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;
•	The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the difference between amortized cost and fair value due to credit is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit. These risks and uncertainties include but are not limited to:

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

•

The risk that fraudulent, inaccurate or misleading information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities;

•

The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value; and

•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Critical Accounting Estimate	Determination Methodology	Potential Effect on DAC, VOBA and Related Items
Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and a 2% increase in current period amortization.
Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and a 1% increase in current period amortization expense.
Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and a 1% increase in current period amortization expense.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and a 1% increase in current period amortization expense.

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

The total separate account assets were $229.9 million as of March 31, 2009. Variable life and variable annuity assets comprised 29% and 71% of this amount, respectively. Guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts and guaranteed minimum death benefits are provided on variable annuities. The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The Company

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns. The current value of variable annuity separate accounts with the GMWB rider was $32.6 million and the liability for the GMWB rider was $0.4 million at March 31, 2009. The value of the GMWB rider is recorded at fair value. The change in this liability is included in policyholder benefits in the Consolidated Statements of Income.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

the Company’s future. Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

2. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets. SFAS 157 amended SFAS 107, “Disclosure about Fair Value of Financial Instruments.” This statement became effective for years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008 with no material impact to the consolidated financial statements. Please see Note 3 – Fair Values for disclosures pertaining to SFAS 157.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). This statement amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 with no material impact on the consolidated financial statements. Please see Note 3 – Fair Values for additional information pertaining to SFAS 161.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements. This staff position requires enhanced disclosures related to fair valued assets and liabilities. This staff position shall be effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company elected early adoption of FSP FAS 157-4 effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements. Please see Note 3 – Fair Values for additional information pertaining to FSP FAS 157-4.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 provide additional guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired. The FSP requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establishes accounting treatment for each aspect, in current and subsequent periods. This staff position also requires retroactive application to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption. This staff position shall be effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 effective for the period ended March 31, 2009 with selected retroactive application effective January 1, 2009. For additional information pertaining to FSP FAS 115-2 and FAS 124-2, please see Note 3 – Fair Values and Note 6 – Accumulated Effect of Change in Accounting Estimate.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of FAS 107 to interim periods. The staff position also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This staff position shall be effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company elected to early adopt FSP FAS 107-1 and APB 28-1 effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements. Please see Note 3 – Fair Values for additional information pertaining to FSP FAS 107-1 and APB 28-1.

All other Standards and Interpretations of those Standards issued during the three months ended March 31, 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

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

Level 3 – Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances. Level 3 assets include corporate securities and private placements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data, are calculated using the Company’s own estimates, based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the asset or liability and other pertinent factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company’s own estimates of fair value are derived in a number of ways including, but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity, marketability and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) Trace trade quotes; 6) observable market prices and exchange quotes not provided by external pricing services; 7) statement values provided to the Company by fund managers; and 8) option pricing models.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value in accordance with SFAS No.107.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company introduced a GMWB rider in 2007 that can be added to new or existing variable annuity contracts. The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns. The value of variable annuity separate accounts with the GMWB rider was $32.6 million and the liability was $0.4 million at March 31, 2009. The value of the GMWB rider is recorded at fair value. Fair value for GMWB rider contracts results in a Level 3 valuation as it is based on models developed for this purpose which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance. The change in this liability is included in policyholder benefits in the Consolidated Statements of Income.

Notes Payable

There were no borrowings at March 31, 2009. All of the amounts included within Notes Payable were in short-term borrowings at December 31, 2008. The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities. See Note 7 - Notes Payable for an explanation of the terms of the debt outstanding.

Categories Reported at Fair Value

The following table presents categories reported at fair value on a recurring basis.

	March 31, 2009
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,380,887	$23,929	$2,275,670	$81,288
Total	$2,380,887	$23,929	$2,275,670	$81,288

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$396	$—	$—	$396
Total	$396	$—	$—	$396

	December 31, 2008
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities and equity
securities available for sale	$2,387,410	$28,380	$2,264,390	$94,640
Total	$2,387,410	$28,380	$2,264,390	$94,640

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$755	$—	$—	$755
Total	$755	$—	$—	$755

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and SFAS 157 hierarchy level as of March 31, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Priced from external pricing sources	$23,929	$2,112,346	$—	$2,136,275
Priced from independent broker quotations	—	118,274	—	118,274
Priced from internal matrices and calculations	—	45,050	81,288	126,338
Total	$23,929	$2,275,670	$81,288	$2,380,887
% of Total	1%	96%	3%	100%

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2009 are summarized below:

		Total realized and unrealized					Net gains and
		gains and losses		Purchases,		Ending	losses included
	Beginning		Included in	sales,		balance	in net loss
	balance as	Included	other	issuances	Net	as of	relating to
	of December 31,	in	comprehensive	and	Transfers	March 31,	assets held at
	2008	earnings	income	settlements	in (out)	2009	March 31, 2009
Assets:
Fixed maturity and equity
securities available for sale	$94,640	$—	$1,914	$(60)	$(15,206)	$81,288	$1,914

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	755	(534)	—	175	—	396	(534)

The roll forward of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period. Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted. Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added. Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted. The ending balance represents the current fair value of securities which are designated as Level 3.

The roll forward of Level 3 liabilities begins with the prior period balance and adjusts for the realized gains or losses that occurred during the current period. These realized gains or losses are reflected as policyholder benefits in the Consolidated Statements of Income. Issuances, or new sales, are then added and settlements are subtracted. The ending balance represents the current fair value of liabilities which are designated as Level 3.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below is a summary of fair value estimates as of March 31, 2009 and December 31, 2008 for financial instruments, as defined by SFAS No.107. In accordance with SFAS No. 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments:
Fixed maturity and equity
securities available for sale	$2,380,887	$2,380,887	$2,387,410	$2,387,410
Mortgage loans	445,996	449,595	445,389	449,228
Policy loans	87,146	87,146	88,304	88,304
Cash and short-term investments	40,207	40,207	44,858	44,858

Liabilities:
Individual and group annuities	959,011	940,046	956,216	938,023
Notes payable	—	—	2,900	2,900
Supplementary contracts without
life contingencies	60,922	56,517	61,268	54,327

4. UNREALIZED LOSSES ON SECURITIES

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to cost;
•	The credit rating of the security;
•	The extent and the length of time the fair value has been below cost;
•

The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;
•	The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases; and
•	Other business factors related to the issuer’s industry.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the difference between amortized cost and fair value due to credit is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit. These risks and uncertainties include but are not limited to:

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

•

The risk that fraudulent, inaccurate or misleading information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities;

•

The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value; and

•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

At March 31, 2009, the Company had gross unrealized losses of $245.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.4 billion. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2. Accordingly, the Company bifurcated these impairments between credit and non-credit impairments. As identified in the Consolidated Statements of Income, the Company had non-credit impairments of $15.3 million on securities considered to be impaired. As of December 31, 2008, the Company had gross unrealized losses of $231.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently. Also contributing to the increase in unrealized losses in the first quarter of 2009 was the implementation of FSP FAS 115-2 and FAS 124-2. The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. This resulted in an opening balance adjustment to increase gross unrealized losses in the amount of $13.5 million.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a top-down approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation. If the security is secured by an asset or guaranteed by another party, the value of the underlying secured asset or the financial ability of the third party guarantor is evaluated as a secondary source of repayment. Such research is based upon a top-down approach, narrowing to the specific estimates of value and cash flow of the underlying secured asset or guarantor. If the security is a collateralized obligation, such as a mortgage-backed or other asset-backed instrument, research is also conducted to obtain and analyze the performance of the collateral relative to expectations at the time of acquisition and with regard to projections for the future. Such analyses are based upon historical results, trends, comparisons to collateral performance of similar securities and analyses performed by third parties. This information is used to develop projected cash flows that are compared to the amortized cost of the security.

If a determination is made that an unsecured security, secured security or security with a guaranty of payment by a third party is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit. The estimate of the portion of impairment due to credit is based upon a comparison of ratings and maturity horizon for the security and relative historical default probabilities from one or more nationally recognized rating organizations. When appropriate for any given security, sector or period in the business cycle, the historical default probability is adjusted to reflect periods or situations of distress by adding

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

to the default probability increments of standard deviations from mean historical results. The credit impairment analysis is supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company's best estimate, derived from probability-weighted cash flows.

If the cash flow for a collateralized security is determined to be less than the amortized cost, the difference is recorded as an other-than-temporary impairment due to credit in the income statement.

The total impairment for any security that is deemed to have an other-than-temporary impairment is recorded in the statement of income as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the statement of income and reflected in other comprehensive income and accumulated other comprehensive income, which is a component of stockholders’ equity in the balance sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of March 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$—	$—	$4,825	$265	$4,825	$265
Federal agencies [1]	—	—	—	—	—	—
Federal agency issued
mortgage-backed securities [1]	10,166	121	4,213	81	14,379	202
Subtotal	10,166	121	9,038	346	19,204	467
Corporate obligations
Industrial	86,732	6,386	106,005	15,622	192,737	22,008
Energy	62,663	5,692	64,760	7,557	127,423	13,249
Technology	7,105	477	9,816	1,886	16,921	2,363
Communications	26,999	4,736	23,645	4,073	50,644	8,809
Financial	97,768	18,339	168,084	51,468	265,852	69,807
Consumer	68,985	5,680	107,374	13,821	176,359	19,501
Public utilities	98,210	4,764	46,218	5,053	144,428	9,817
Total corporate obligations	448,462	46,074	525,902	99,480	974,364	145,554
Corporate private-labeled
mortgage-backed securities	3,246	2,786	188,310	54,020	191,556	56,806
Other	107,146	6,081	77,822	29,496	184,968	35,577
Redeemable preferred stocks	—	—	3,968	1,032	3,968	1,032
Fixed maturity securities	569,020	55,062	805,040	184,374	1,374,060	239,436
Equity securities:
Financial	4,485	3,155	4,205	3,098	8,690	6,253
Other	146	20	—	—	146	20
Equity securities	4,631	3,175	4,205	3,098	8,836	6,273
Total	$573,651	$58,237	$809,245	$187,472	$1,382,896	$245,709

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability. Other comprehensive income (loss) also includes deferred income taxes on these items. The table below provides information about comprehensive income (loss) for the quarter ended March 31, 2009.

Total unrealized losses arising during the year	$(2,478)
Less:
Realized investment gains (losses), excluding
impairment losses	248
Other-than-temporary impairment losses
recognized in earnings	(21,406)
Other-than-temporary impairment losses
recognized in comprehensive income (loss)	15,288
Net unrealized losses excluding impairment losses	3,392
Effect on DAC and VOBA	(2,712)
Deferred income taxes	(238)
Other comprehensive loss	442
Net loss	(4,548)
Comprehensive loss	$(4,106)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at March 31, 2009.

	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Minimum	DAC/
	Non-Impaired	Impaired	Pension	VOBA
	Securities	Securities	Liability	Impact	Tax Effect	Total

Beginning of year	$(192,113)	$—	$(48,523)	$65,534	$44,303	$(130,799)
Cumulative effect of change in
accounting estimate	—	(13,507)	—	3,355	3,553	(6,599)
Other comprehensive income (loss)	19,551	(16,159)	—	(2,712)	(238)	442
End of period	$(172,562)	$(29,666)	$(48,523)	$66,177	$47,618	$(136,956)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides a rollforward of credit losses recognized in earnings at March 31, 2009.

Credit losses on securities held at beginning of period in other
comprehensive loss	$5,713
Additions for credit losses not previously recognized in other-than-
temporary impairment	5,983
Reductions for securities sold during the period (realized)	—
Reductions for securities previously recognized in other
comprehensive loss earnings because of intent to sell the security
before recovery of its amortized cost basis	—
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	135
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	—
Credit losses on securities held at the end of period in other
comprehensive loss	$11,831

6. ACCUMULATED EFFECT OF CHANGE IN ACCOUNTING ESTIMATE

Pursuant to FSP FAS 115-2 and FAS 124-4, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit. As a result, the Company determined that $13.5 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the three-month period ended as of March 31, 2009. Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of ratings and maturity horizon for the security relative historical default probabilities from one or more nationally recognized rating organizations. When appropriate for any given security, sector or period in the business cycle, the historical default probability was adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis was supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company's best estimate, derived from probability-weighted cash flows.

Estimates of impairment due to credit involving collateralized securities were based upon review of projected cash flows relative to amortized cost at the time the security was determined to be other-than-temporarily impaired. The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected cash flows.

In addition, as an insurance enterprise, the Company must also consider the impact of DAC and VOBA on any realized and unrealized loss and the appropriate tax effect. The establishment of non-credit impairments to accumulated other comprehensive income in accordance with the FSPs from retained earnings also requires a netting of applicable DAC and VOBA and income taxes. The methodology by which DAC and VOBA are calculated and applied to realized gains and losses is different than the methodology employed to calculate DAC and VOBA charges on unrealized gains and losses and results in differences among the transfer between retained earnings and accumulated other comprehensive loss.

In the implementation of this FSP, the Company recorded an opening balance adjustment that increased retained earnings in the amount of $8.4 million and increased accumulated other comprehensive loss in the amount of $6.6 million. The adjustment to retained earnings consisted of an increase of $8.8 million related to non-credit impairments taken in prior periods, net of tax. This adjustment also included a $0.4 million decrease due to offsetting adjustments to DAC and VOBA, net of tax. The adjustment to accumulated other comprehensive loss consisted of a decrease of $8.8 million related to non-credit impairments taken in prior periods, net of tax. This adjustment also included a $2.2 million increase due to offsetting adjustments to DAC and VOBA, net of tax.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

7. NOTES PAYABLE

The following table provides information for Notes Payable.

	March 31	December 31
	2009	2008
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently no borrowings, (0.95% at
December 31, 2008), secured by mortgage-backed securities
totaling $99,835 ($102,155 at December 31, 2008)	$—	$2,900
	$—	$2,900

As a member of the FHLB with a capital investment of $5.1 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment in the FHLB of less than $0.1 million in the first quarter of 2009, while dividends received in the first quarter of 2008 were $0.1 million.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates, currently 0.95%. Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in June of 2009. The Company anticipates renewing these lines as they come due.

All borrowings are used to enhance liquidity and investment strategies.

8. INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding was 11,447,494 and 11,710,608 for the quarters ended March 31, 2009 and 2008, respectively.

9. INCOME TAXES

The first quarter income tax benefit was $2.4 million or 35% of income before tax for 2009, versus an income tax expense of $2.0 million or 36% of income before tax for the prior year period.

The effective income tax rate in 2009 was equal to the prevailing corporate federal income tax rate of 35%. Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax, which was offset by an expense of 1% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.

The effective income tax rate in 2008 was higher than the prevailing corporate federal income tax rate of 35% primarily due to an increase in the tax contingency. The tax contingency increased $0.1 million, or approximately 2% of income before tax, from additional interest accrued on tax positions recorded in prior years.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Total
Insurance revenues:
First quarter:	2009	$32,731	$12,816	$15,366	$(144)	$60,769
	2008	32,036	11,853	15,387	(149)	59,127

Net investment income:
First quarter:	2009	$39,917	$137	$3,085	$—	$43,139
	2008	43,078	121	3,264	—	46,463

Net income (loss):
First quarter:	2009	$(4,571)	$(204)	$227	$—	$(4,548)
	2008	3,762	129	(289)	—	3,602

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

11. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended March 31		Quarter ended March 31
	2009	2008	2009	2008

Service cost	$488	$578	$169	$197
Interest cost	1,557	1,862	328	356
Expected return on plan assets	(1,897)	(2,364)	(10)	(13)
Amortization of:
Unrecognized actuarial loss	483	576	35	44
Unrecognized prior service cost	(131)	(162)	(46)	(95)
Net periodic benefit cost	$500	$490	$476	$489

12. SHARE-BASED PAYMENT

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

No payments were made during the first quarter of 2009 for the three-year interval ended December 31, 2008. In the first quarter of 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The change in accrual for share-based compensation that reduced operating expense in the first quarter of 2009 was $0.1 million, net of tax. The cost of share-based compensation accrued as an operating expense in the first quarter of 2008 was $0.2 million, net of tax.

13. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2009, the Company had purchase commitments to fund mortgage loans and other investments of $1.7 million. Subsequent to March 31, 2009, the Company entered into commitments to fund additional mortgage loans of $0.5 million and purchase of affordable housing real estate investments of $3.9 million.

14. CONTINGENT LIABILITIES

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

15. GUARANTEES AND INDEMNIFICATIONS

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

16. SUBSEQUENT EVENTS

On April 27, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 13, 2009 to stockholders of record on May 7, 2009.

Subsequent to March 31, 2009, the credit and liquidity crisis in the United States and throughout the global financial system continued to generate substantial volatility in the financial markets and the banking system. Should this environment and similar events continue, such subsequent events could have a significant impact on the Company’s investment portfolio. The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of March 31, 2009 has not changed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the first quarters ended March 31, 2009 and 2008 and the financial condition of the Company as of March 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2008 Form 10-K.

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

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results. Interim results are not necessarily indicative of results for the entire year and should be read in conjunction with the Company’s 2008 Form 10-K.

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

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sales of life, annuity, and accident and health products;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;
•	The rate of morbidity, disability and incurrence of other policyholder benefits;

•	Persistency of existing insurance policies;
•	Interest rates credited to policyholders;
•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	Investment spreads earned on policyholder account balances;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;
•	Realized losses on investments;
•	Timely and cost-effective access to liquidity;
•	Management of distribution costs and operating expenses.

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

Starting in 2007 and continuing into 2009, negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues. The interest rate and credit environment continues to present a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities. These negative conditions may persist into the future as the credit and equity markets continue to be severely challenged, particularly in the financial services sector. The Company is broadly diversified and has high quality investments, as 95% of all fixed maturity securities were investment grade at March 31, 2009. However, as a result of the consolidations currently occurring in the financial services sector, diversification in this sector will be a challenge until greater market stabilization occurs. In addition, the U.S. Government’s entrance into private company arrangements and specific guarantees may add further complications to a variety of issues, yet to be fully determined.

The largest factor in the lower net income for the first quarter of 2009 compared to the first quarter of 2008 was realized investment losses. The Company had a net realized loss of $4.7 million in the first quarter of 2009 compared to a $0.1 million net realized gain in the first quarter of 2008. In the first quarter of 2009, write-downs of investments due to the recognition of other-than-temporary impairments totaled $6.1 million. There were no investments written down for other-than-temporary impairments during the first quarter of 2008. In addition, the Company experienced reduced net investment income, increased policyholder benefits, increased amortization of deferred acquisition costs and value of business acquired, and increased operating expenses during the first quarter of 2009 versus the same the same period one year earlier. Each of these changes negatively affected earnings in the current period relative to the first quarter of 2008.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to the risk factors listed in Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results as filed in the Company’s 2008 Form 10-K.

Consolidated Results of Operations

Summary of Results

The Company incurred a net loss of $4.5 million in the first quarter of 2009, compared to $3.6 million in net income in the first quarter of 2008. Net loss per share was $0.40 versus net income per share of $0.31 in last year’s first quarter.

The primary factor in the decline in the first quarter of 2009 was net realized investment losses, which totaled $4.7 million versus a small realized gain in the first quarter of 2008. Also contributing to the decline was a $3.3 million or 7% decrease in net investment income, a $3.2 million or 7% increase in policyholder benefits, a $1.4 million or 12% increase in amortization of deferred acquisition costs and value of business acquired, and a $1.9 million or 8% increase in operating expenses. These were partially offset by a $2.1 million or 5% increase in premiums and a $4.4 million change in income tax expense for the two periods.

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

The Company’s marketing plan has been to focus its primary growth strategies on individual life insurance business in both the Individual Insurance and Old American segments. This growth strategy includes new premiums for individual life products and new deposits for universal life and variable universal life products. The marketing plan includes strategies to grow the business through the Company’s existing sales force and the addition of new agents and general agents. The Company believes that growth in both the number of general agents and agents is essential to this strategy. Accordingly, the Company has placed an emphasis on recruiting new general agents and agents over the past two years and providing more training and direct support within the field. In addition, the growth strategy also encourages a product mix that includes both life and annuity products.

The Company also markets a series of group products, as identified in the Group Insurance segment discussed below. These products include group life, dental, disability, and vision products. The primary growth strategies for this segment include increased productivity of the existing group representatives and continued expansion of the group distribution system. Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products which tend to be more profitable.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2009 and 2008. New premiums are also detailed by product.

	Quarter ended March 31
	2009	%	2008	%
New premiums:
Individual life insurance	$3,268	4	$3,153	6
Immediate annuities	4,359	47	2,975	200
Group life insurance	451	(12)	514	64
Group accident and health insurance	2,399	(8)	2,612	(3)
Total new premiums	10,477	13	9,254	33
Renewal premiums	36,063	2	35,233	(2)
Total premiums	$46,540	5	$44,487	4

Consolidated total premiums increased 5% in the first quarter of 2009 versus the same period in the prior year, as total new premiums increased 13% and total renewal premiums increased 2%. New premiums increased $1.2 million, reflecting a $1.4 million increase in immediate annuities. The Company has experienced an increase in annuity premiums in recent quarters, reflecting changes in consumer product preferences. New individual life premiums increased 4%, which includes a 10% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment reflects a combination of new products and enhanced distribution expansion. Partially offsetting these, new group life premiums decreased 12% and new group accident and health premiums decreased 8%, the latter reflecting a decrease in dental premiums.  Total renewal premiums increased $0.8 million. This increase was due to higher group accident and health premiums, largely in the dental line.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2009 and 2008. New deposits are also detailed by product.

Quarter ended March 31
	2009	%	2008	%
New deposits:
Universal life insurance	$1,830	(24)	$2,395	(13)
Variable universal life insurance	404	(20)	504	(43)
Fixed deferred annuities	15,312	176	5,550	(12)
Variable annuities	2,860	(63)	7,709	37
Total new deposits	20,406	26	16,158	4
Renewal deposits	33,541	3	32,504	(13)
Total deposits	$53,947	11	$48,662	(8)

Total new deposits increased $4.2 million or 26% in the first quarter of 2009 compared with the first quarter of 2008. This increase was driven by a $9.8 million or 176% increase in new fixed deferred annuity deposits during the first quarter of 2009. This improvement can largely be attributed to changes in consumer preferences resulting from the volatility in the equity markets. This volatility is reflected in the reduction in sales of new universal life deposits, new variable universal life deposits and new variable annuities, which declined 24%, 20% and 63%, respectively in the first quarter compared to one year ago. Renewal deposits increased $1.0 million or 3% in the first quarter versus last year. This increase was due to a $0.7 million or 28% increase in variable annuity and a $0.7 million or 16% increase in fixed deferred annuity deposits. Partially offsetting these, renewal deposits declined 4% for variable universal life products and 1% for universal life products.

Insurance Revenues

Insurance revenues consist of premiums from traditional insurance products, and contract charges less reinsurance ceded. In the first quarter of 2009, total insurance revenues increased $1.6 million or 3%, reflecting a 5% increase in total premiums. This was partially offset by a 2% decrease in contract charges and a 1% decrease in reinsurance ceded. Total annuity premiums increased 47%, and total accident and health premiums increased 7%, while total individual life premiums were flat compared with last year. Total group life premiums increased 3%. Total individual life premiums declined 1% from the Individual Insurance segment and were flat in the Old American segment.

Contract charges consist of fees charged on universal life-type, deposit-type or investment-type products. Total contract charges declined 2% in the first quarter. This decline can largely be attributed to a decline in policyholder account balances, increased surrenders on variable contracts and the runoff of closed blocks.

Reinsurance ceded decreased 1% in the first quarter versus last year. While reinsurance ceded was relatively flat for the Individual Insurance and Group segments, reinsurance ceded in the Old American segment declined 12%, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues

Net investment income is stated net of investment expenses. Net investment income declined 7% in the first quarter compared to a year ago. Net investment income results were negatively impacted by changes in the Company’s invested asset base and yields available on the portfolio. In addition, expenses associated with investment income declined, favorably impacting results.

Gross investment income is largely composed of interest and dividends on fixed maturity securities, equity securities and short-term investments, mortgage loans, real estate and policy loans. Gross investment income declined $3.8 million or 8% in the first quarter of 2009, compared with the same period in 2008. This decrease primarily resulted from a decline in gross investment income from reduced investment assets and a decline from lower investment yields. The decline in investment assets reflects declines in book value due to sales, maturities and calls. The lower yield includes reductions due to lower rate resets of floating rate notes, maturities and calls on securities with yields greater than the portfolio average.

Investments in mortgage loans totaled $446.0 million at March 31, 2009, up slightly from December 31, 2008. Almost all of the mortgages were commercial loans on industrial warehouses and office properties. Investment income from mortgage loans decreased $0.1 million in the first quarter compared to one year ago. This decline was due to lower rates earned on new loans, lower prepayment fees and a lower total volume of loans.

Real estate investments were $101.3 million at March 31, 2009 compared to $99.6 million at December 31, 2008. Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing. The primary monetary benefit received from investments in affordable housing is in the form of tax credits, which primarily serves to reduce current and future tax expense rather than increase investment revenues. The Company also invests in unimproved land for future development. Properties have been acquired through individual purchases, build-to-suit and speculative development. The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous. Investment income on real estate increased 8% in the first quarter of 2009. Higher rental income resulted from an increase in occupancy in certain real estate properties.

Short-term investments totaled $32.3 million at March 31, 2009, down from $35.1 million at December 31, 2008. Short-term invested assets consist primarily of money-market funds. Income on short-term investments declined $0.2 million in the first quarter of 2009. This decline was due to reduced short-term investments and a decline in yields year-over-year.

Investment income is stated net of investment expenses. Investment expenses decreased $0.5 million or 14% in the first quarter compared to last year. This decrease was primarily due to a decrease in interest expense on short-term notes payable. The Company has an investment in the Federal Home Loan Bank from which it is allowed to borrow money at favorable interest rates. The Company periodically borrows and subsequently reinvests these proceeds in higher-yielding investments. The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings. The Company had no notes payable outstanding at March 31, 2009.

The Company recorded net realized investment losses of $4.7 million in the first quarter of 2009 compared with $0.1 million in net investment gains in the first quarter of 2008. Investment losses of $6.1 million were due to write-downs of certain investment securities that were considered other-than-temporarily impaired. These were partially offset by $0.7 million in gains on the sale of real estate and $0.2 million in gains on investment securities called. The financial sector and mortgage-related securities have been hit hard by economic pressures, but the economic stress has spread to virtually all sectors and asset classes. This has resulted in large price dislocations that have affected a broad range of securities and companies. The net realized investment gain in the first quarter of 2008 primarily resulted from gains from sales and calls of investment securities being slightly higher than losses from sales of investment securities.

The Company’s analysis of securities for the quarter ended March 31, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $6.1 million due to credit. The aggregate impairment for these securities was $21.4 million, and $15.3 million of this amount was determined to be non-credit and was recognized in other comprehensive loss. The total fair value of the affected securities after the write-downs was $21.0 million. No other-than-temporary impairments were identified during the first quarter of 2008.

Following is a description of the securities that were written down during the first quarter of 2009:

•

One security was from a mortgage and financial guaranty insurer that was written down $1.6 million. Mortgage insurers have suffered from the deterioration in the U.S. housing market and mortgage credit market. Rising mortgage delinquencies and defaults have resulted in rating downgrades for these insurers. Recent rating downgrades, combined with the issuer’s need to raise additional capital to meet future payments contributed to the other-than-temporary impairment.

•

One security was from a trucking company that was written down $1.6 million. As the trucking industry is highly correlated with the general economy, this company has experienced a reduction in shipping volume as a result of the recession. This company renegotiated its credit facilities in the first quarter, but new covenants placed significant requirements on the issuer. These restrictions, combined with the need to retire longer-term debt, place additional stress on cash resources and led to indications of continued weakening performance that the Company believes are other-than-temporary.

•

One security was from a company that develops, manufactures and markets imaging products that was written down $1.2 million. This company’s past emphasis was in traditional film, which has been largely surpassed by digital photography. The decline in the economy has negatively affected sales, as the consumer photography industry is a discretionary item. The company’s declining revenues and liquidity position led to the other-than-temporary impairment.

•

Two securities (from one issuer) were mortgage-backed securities that were written down by a total of $0.6 million. The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.

•

One security was a mortgage-backed security that was written down $0.1 million. The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and creating an other-than-temporary impairment.

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

Following is information of the other-than-temporarily impaired write-downs of investment securities by sector for the first quarter of 2009: $1.5 million was from the financial sector; $0.7 million was from corporate private-labeled mortgage-backed securities; $2.7 million was from the industrial sector; $1.2 million was from the consumer, non-cyclical sector.

The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2009 and 2008.

	Quarter ended March 31
	2009	2008
Gross gains resulting from:
Sales of investment securities	$—	$3
Investment securities called, put and other	243	548
Sales of real estate	661	14
Other investment gains	6	1
Total gross gains	910	566
Gross losses resulting from:
Sales of investment securities	—	(445)
Investment securities called, put and other	—	—
Other investment losses	(1)	—
Total gross losses	(1)	(445)
Amortization of DAC and VOBA	505	(1)
Net realized investment gains, excluding
impairment losses	1,414	120

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(21,406)	—
Portion of loss recognized in comprehensive
loss	15,288	—
Net impairment losses recognized in earnings	(6,118)	—
Realized investment gains (losses)	$(4,704)	$120

Investment Accounting Policy and Analysis of Investments

The Company seeks to protect policyholders’ benefits by optimizing risk and return on an ongoing basis through managing asset and liability cash flows, monitoring credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification, among other things. The Company has three primary sources of investment risk:

•	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•	Interest rate risk, relating to the market price and/or cash flow associated with changes in market yield and curves; and
•	Liquidity risk, relating to the risk that investments cannot be converted into cash when needed or that the terms for conversion have a negative effect on the Company.

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

The following table provides information regarding fixed maturity securities by sector as of March 31, 2009.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$64,472	3%	$59,647	$3,063	$4,825	$265
Federal agencies [1]	67,681	3%	67,681	3,158	—	—
Federal agency issued
mortgage-backed securities [1]	222,710	9%	208,331	8,999	14,379	202
Subtotal	354,863	15%	335,659	15,220	19,204	467
Corporate obligations:
Industrial	374,937	16%	182,200	7,307	192,737	22,008
Energy	190,319	8%	62,896	3,265	127,423	13,249
Technology	36,103	2%	19,182	1,205	16,921	2,363
Communications	68,521	3%	17,877	629	50,644	8,809
Financial	332,928	14%	67,076	2,711	265,852	69,807
Consumer	295,562	13%	119,203	5,351	176,359	19,501
Public utilities	267,079	11%	122,651	6,343	144,428	9,817
Total corporate obligations	1,565,449	67%	591,085	26,811	974,364	145,554
Corporate private-labeled
mortgage-backed securities	212,650	9%	21,094	286	191,556	56,806
Other	204,274	9%	19,306	578	184,968	35,577
Redeemable preferred stocks	3,968	—	—	—	3,968	1,032
Total	$2,341,204	100%	$967,144	$42,895	$1,374,060	$239,436

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by sector as of December 31, 2008.

			Carrying Value		Carrying Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Carrying	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$66,019	3%	$59,215	$2,732	$6,804	$399
Federal agencies [1]	76,209	3%	76,209	4,074	—	—
Federal agency issued
mortgage-backed securities [1]	221,522	9%	167,185	4,193	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Total corporate obligations	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	14,033	—	5,099	52	8,934	1,089
Total	$2,342,873	100%	$886,909	$38,599	$1,455,964	$230,098

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2008, the Company had $230.1 million in gross unrealized losses on fixed maturities which were partially offset by $38.6 million in gross unrealized gains. At March 31, 2009, the Company’s unrealized losses had increased to $239.4 million and were partially offset by $42.9 million in gross unrealized gains. Approximately 61% of the gross unrealized losses at March 31, 2009 were in the category of corporate obligations. The financial sector was the single largest contributor to that category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, at March 31, 2009, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industries, accounted for 24% of the gross unrealized losses.

The following table identifies fixed maturity securities available for sale by rating.

	March 31, 2009		December 31, 2008
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$701,976	30%	$751,995	32%
AA	176,984	8%	193,074	8%
A	666,204	28%	652,806	29%
BBB	679,705	29%	639,948	27%
Total investment grade	$2,224,869	95%	2,237,823	96%
BB	85,156	4%	74,961	3%
Other	31,179	1%	30,089	1%
Total below investment grade	116,335	5%	105,050	4%
	$2,341,204	100%	$2,342,873	100%

As of March 31, 2009, 95% of all fixed maturity securities were investment grade compared to 96% at December 31, 2008. This high percentage reflects the high quality of securities maintained by the company.

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

This process also involves monitoring several factors including late payments, downgrades by rating agencies, asset quality, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to cost;
•	The credit rating of the security;
•	The extent and the length of time the fair value has been below cost;
•

The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;
•	The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the difference between amortized cost and fair value due to credit is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit. These risks and uncertainties include but are not limited to:

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

•

The risk that fraudulent, inaccurate or misleading information could be provided to the Company’s credit, investment and accounting professionals who determine the fair value estimates and accounting treatment for securities;

•

The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to hold the security to maturity or until it recovers in value; and

•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period. If the Company determines that a security is other-than-temporarily impaired, the difference between amortized cost and fair value is charged to income as a realized investment loss, resulting in a reduction to the cost basis of the underlying investment.

The Company may selectively determine, as part of its individual investment assessment process in relation to specific investments, that it no longer intends to hold a specific issue to its maturity. If the Company makes this determination and the fair value is less than the cost basis, an analysis of the fair value of the investment is performed and the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position. Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults. These difficulties deepened and have expanded through 2009. Market dislocations have exacerbated credit issues as some historically liquid markets, such as asset-backed commercial paper, auction-rate securities and bank financing have contracted. Demand for securitized investments has also fallen significantly. The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At March 31, 2009, the Company had investments with subprime residential mortgage exposure of $18.6 million and a related $13.5 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets. These investments fall under the Company’s normal process for evaluation of other-than-temporarily impaired securities.

The Company has a significant level of non-U.S. Agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgaged obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings and other means. Identified below are tables that divide these investment types among vintage and credit ratings as of March 31, 2009.

				% of Total
	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Gains (Losses)	Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$100,840	$106,589	$(5,749)	6%
2004	66,241	81,049	(14,808)	17%
2005	45,006	78,644	(33,638)	38%
2006	6,917	12,765	(5,848)	7%
2007	—	—	—	—
Total investment grade	219,004	279,047	(60,043)	68%

Below Investment Grade:
Vintage 2003 and earlier	—	—	—	—
2004	—	—	—	—
2005	6,498	15,399	(8,901)	10%
2006	—	—	—	—
2007	3,246	6,032	(2,786)	3%
Total below investment grade	9,744	21,431	(11,687)	13%

Other Structured Securities:
Investment grade	139,291	152,555	(13,264)	15%
Below investment grade	4,311	7,546	(3,235)	4%
Total other	143,602	160,101	(16,499)	19%
Total structured securities	$372,350	$460,579	$(88,229)	100%

1 This chart accounts for all vintages owned by the Company.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of March 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$—	$—	$4,825	$265	$4,825	$265
Federal agencies [1]	—	—	—	—	—	—
Federal agency issued
mortgage-backed securities [1]	10,166	121	4,213	81	14,379	202
Subtotal	10,166	121	9,038	346	19,204	467
Corporate obligations
Industrial	86,732	6,386	106,005	15,622	192,737	22,008
Energy	62,663	5,692	64,760	7,557	127,423	13,249
Technology	7,105	477	9,816	1,886	16,921	2,363
Communications	26,999	4,736	23,645	4,073	50,644	8,809
Financial	97,768	18,339	168,084	51,468	265,852	69,807
Consumer	68,985	5,680	107,374	13,821	176,359	19,501
Public utilities	98,210	4,764	46,218	5,053	144,428	9,817
Total corporate obligations	448,462	46,074	525,902	99,480	974,364	145,554
Corporate private-labeled
mortgage-backed securities	3,246	2,786	188,310	54,020	191,556	56,806
Other	107,146	6,081	77,822	29,496	184,968	35,577
Redeemable preferred stocks	—	—	3,968	1,032	3,968	1,032
Fixed maturity securities	569,020	55,062	805,040	184,374	1,374,060	239,436
Equity securities:
Financial	4,485	3,155	4,205	3,098	8,690	6,253
Other	146	20	—	—	146	20
Equity securities	4,631	3,175	4,205	3,098	8,836	6,273
Total	$573,651	$58,237	$809,245	$187,472	$1,382,896	$245,709

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,591	$260	$5,213	$139	$6,804	$399
Federal agencies [1]	—	—	—	—	—	—
Federal agency issued
mortgage-backed securities [1]	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	8,934	1,089	—	—	8,934	1,089
Fixed maturity securities	990,106	103,531	465,858	126,567	1,455,964	230,098
Equity securities:
Financial	852	148	5,693	1,610	6,545	1,758
Other	—	—	—	—	—	—
Equity securities	852	148	5,693	1,610	6,545	1,758
Total	$990,958	$103,679	$471,551	$128,177	$1,462,509	$231,856

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At March 31, 2009, $187.5 million or 76% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of 12 months or longer, compared to $128.2 million of 55% at December 31, 2008. The largest category was corporate obligations, which accounted for 53% at both March 31, 2009 and December 31, 2008.

At March 31, 2009, $58.2 million or 24% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of less than 12 months. This compares to $103.7 million or 45% at December 31, 2008. Corporate obligations represented the largest category representing 79% and 68%, respectively at March 31, 2009 and December 31, 2008.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost. At March 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	179 security issues representing 39% of the issues with unrealized losses, including 85% being rated as investment grade, were below cost for less than one year;
•	166 security issues representing 36% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for one year or more and less than three years; and,
•	116 security issues representing 25% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for three years or more.

The following table summarizes the fixed maturity securities with unrealized losses as of March 31, 2009 and December 31, 2008 by ratio of unrealized loss to amortized cost.

	March 31, 2009
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$791,986	$759,053	$32,933
Unrealized losses of 20% or less and greater than 10%	417,548	358,068	59,480
Subtotal	1,209,534	1,117,121	92,413
Unrealized losses greater than 20% :
Investment grade
Less than six months	227,582	153,497	74,085
Six months or more and less than twelve months	107,443	64,537	42,906
Twelve months or greater	13,040	4,846	8,194
Total investment grade	348,065	222,880	125,185
Below investment grade
Less than six months	27,941	16,126	11,815
Six months or more and less than twelve months	27,956	17,933	10,023
Twelve months or greater	—	—	—
Total below investment grade	55,897	34,059	21,838
Unrealized losses greater than 20%	403,962	256,939	147,023
Total unrealized losses	$1,613,496	$1,374,060	$239,436

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Unrealized losses of 10% or less	$888,561	$844,802	$43,759
Unrealized losses of 20% or less and greater than 10%	401,995	343,457	58,538
Subtotal	1,290,556	1,188,259	102,297
Unrealized losses greater than 20% :
Investment grade
Less than six months	302,010	211,076	90,934
Six months or more and less than twelve months	42,755	25,613	17,142
Twelve months or greater	—	—	—
Total investment grade	344,765	236,689	108,076
Below investment grade
Less than six months	46,194	28,918	17,276
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	—	—	—
Total below investment grade	50,741	31,016	19,725
Unrealized losses greater than 20%	395,506	267,705	127,801
Total unrealized losses	$1,686,062	$1,455,964	$230,098

Total unrealized losses on fixed maturity securities at March 31, 2009 were $239.4 million. The Company segments these unrealized losses into three primary categories. The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $32.9 million or 14% of the total unrealized losses on fixed maturity securities. The second category reflects total unrealized losses of 20% or less and greater than 10%. This category totaled $59.5 million or 25% of the total unrealized losses. The third category includes total unrealized losses greater than 20%. This category totaled $147.0 million or 61% of the total.

Securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade. Securities in the investment grade category had $125.2 million in unrealized losses, while securities rated below investment grade had $21.8 million in unrealized losses at March 31, 2009.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold. Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater. The Company had investment grade securities with unrealized losses of greater than 20% that totaled $74.1 million and $42.9 million for less than six months and six or more and less than twelve-month periods, respectively, at March 31, 2009. The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $8.2 million. The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $11.8 million for less than six months. The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $10.0 million at March 31, 2009.

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

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of March 31, 2009.

			Gross
	Fair		Unrealized
Equivalent S&P Rating	Value	%	Losses	%
AAA	$328,720	24%	$56,087	23%
AA	85,880	6%	25,401	11%
A	353,171	26%	53,454	23%
BBB	500,676	36%	75,400	31%
Total investment grade	1,268,447	92%	210,342	88%
BB	77,211	6%	20,330	8%
Other	28,402	2%	8,764	4%
Total below investment grade	105,613	8%	29,094	12%
	$1,374,060	100%	$239,436	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2008.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$400,841	28%	$65,896	29%
AA	79,814	5%	12,218	5%
A	384,484	26%	41,718	18%
BBB	499,230	34%	84,121	36%
Total investment grade	$1,364,369	93%	$203,953	88%
BB	67,694	5%	17,742	8%
Other	23,901	2%	8,403	4%
Total below investment grade	91,595	7%	26,145	12%
	$1,455,964	100%	$230,098	100%

As of March 31, 2009, 92% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 93% at December 31, 2008. However, 88% of the total unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of March 31, 2009, the same as at December 31, 2008.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of March 31, 2009 and December 31, 2008. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$34,223	$724
Due after one year through five years	304,102	34,702
Due after five years through ten years	468,996	78,119
Due after ten years	356,836	67,851
Total	1,164,157	181,396
Mortgage and asset-backed securities	205,935	57,008
Redeemable preferred stocks	3,968	1,032
Total	$1,374,060	$239,436

	December 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$46,704	$1,188
Due after one year through five years	324,178	42,218
Due after five years through ten years	472,169	73,157
Due after ten years	343,121	59,002
Total	1,186,172	175,565
Mortgage and asset-backed securities	260,858	53,444
Redeemable preferred stocks	8,934	1,089
Total	$1,455,964	$230,098

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months at March 31, 2009. The Company has evaluated 37 fixed-maturity securities from 33 issuers in this category, and prepared detailed analyses on these positions. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

•

Four securities are subprime or Alt-A mortgage-backed securities. Mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.

•

Nine securities from seven issuers from financial institutions that have been impacted by the housing and mortgage credit crisis. The government has supported these institutions through TARP (Troubled Assets Relief Program) funds.

•	Five securities are trust preferred securities from issuers that have also been negatively impacted by the housing and mortgage credit crisis and have received TARP funds.
•

One security is a subprime asset backed security. Rising delinquencies and defaults in the subprime and non-conforming mortgage markets have resulted in a severe decline in the market value for these securities. However, this security has a monoline guarantee that continues to make up any cash flow shortfall.

•

Three securities are from international banking institutions that have been negatively impacted by the effects of both the global credit deterioration and the U.S. housing and mortgage credit crisis. However, the credit losses have not risen to the level of some of the U.S.-domiciled banking groups, and all have sufficient capital support at this time.

•	One security is from a company that sells consumer goods. Lower sales resulting from a cyclical decline in consumer spending and increased transportation costs have impacted earnings and cash flows.
•

One security is a provider of consumer credit cards. Credit card default and delinquency rates have risen dramatically as a result of the economic recession. However, credit card underwriting standards have not suffered from the same degree of deterioration experienced in the mortgage lending sector and sufficient capital remains.

•	One security is an operator of hospital facilities that was part of a leveraged buyout in 2006. This company is in a strong operating and competitive position and it is paying down its debt.
•

One security is an asset-backed security from an air carrier that transports passengers, cargo and mail. This industry has experienced a cyclical decline in demand due to the recession and increased competition, but this carrier is an effective operator with a favorable liquidity position.

•

One security is from a consumer goods company related to financial institutions that is highly concentrated in a mature and declining industry. Traditionally, this company’s emphasis was in producing checks. Due to the usage of debit and credit cards and electronic bill payment, the demand for checks has declined significantly. Accordingly, this company has diversified into manufacturing other products, has good cash availability and no near-term debt due.

•

Two securities are real estate investment trusts. Credit markets have experienced dislocation that has impacted price performance of residential and commercial real estate assets. These companies maintain unencumbered high quality, well located properties that could be used as collateral for additional liquidity or creditor support, if needed.

•

One security is from a finance company that raises debt capital, manages funds and extends credit to a large car rental company. The car rental industry has been negatively affected by the weaker economy; however this company is currently operating within all financial covenants.

•

One security is from a company that manufactures and sells home improvement and building products. The residential building and remodeling industry has suffered unparalleled declines due to the housing crisis, resulting in revenue declines. However, it has favorable capital and liquidity positions.

•

One security is from a United Kingdom-domiciled company that operates in the education and media sectors. This company is experiencing sales growth despite the decline in the newspaper publishing industry.

•

One security is from a worldwide operator and franchisor of hotels. This industry has suffered from the recession as vacation travel and business travel have declined dramatically. However, this company is recognized as one of the strongest in its industry and has sufficient capital and liquidity positions.

•

One security is from a company in the office equipment industry. This is a mature industry that has experienced lower sales due to the decline in the economy. However, this company has experienced revenue growth and debt reduction in recent periods.

For those securities identified as other-than-temporarily impaired, the Company allocated the impairments between credit and non-credit impairments in accordance with FSP FAS 115-2 and FAS 124-2. Following is a discussion of those securities with non-credit impairments whose fair value continues to be less than 80% of amortized cost for at least six months at March 31, 2009.

•

Two securities from one issuer are Alt-A mortgage-backed securities. Mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.

•

One security is from a trucking company. As the trucking industry is highly correlated with the general economy, this company has experienced a reduction in shipping volume as a result of the recession. This company renegotiated its credit facilities in the first quarter, but new covenants placed significant requirements on the issuer.

The Company has written down certain investments in previous periods. Securities written down and still owned at March 31, 2009 had a carrying value of $45.9 million with a net unrealized loss of $31.9 million, including the impact of the cumulative effect of change in accounting estimate. Comparatively, securities written down and still owned at December 31, 2008 had a carrying value of $29.2 million and a net unrealized loss of $2.2 million.

Other Revenues

Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (“LIHTC credits”) and income from the Company’s in-house broker dealer, SFS. Other revenues decreased $0.2 million or 7% in the first quarter compared to last year, largely due to lower sales at SFS from the decline in the financial markets.

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

Policyholder benefits increased $3.2 million or 7% in the first quarter compared to a year ago. This increase was due to several factors. Other benefits, namely group accident and health, supplemental contracts, annuities and matured endowments, increased 8% during the first quarter. This increase reflects a 14% increase in group accident and health benefits and a 13% increase in annuity benefits. The increase in group accident and health benefits was largely due to higher dental benefits. Benefit and contract reserves increased, mostly due to increased immediate annuity sales, as reserves are established virtually on a one-for-one basis with premiums. Partially offsetting these, surrenders declined on traditional life products. Death benefits declined on a consolidated basis during the first quarter. While death benefits increased for the Individual Insurance and Group segments, they declined significantly at the Old American segment. The decline at the Old American segment occurred as mortality experience was less than historical normative measures during the first quarter of 2009.

The Company has introduced a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative, and as such is accounted for at fair value. These annuity riders had a decrease in value of $0.4 million in the first quarter of 2009, reflecting slight improvements in interest rates compared with year-end. The value of the riders will fluctuate depending on market conditions.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Interest credited to policyholder account balances decreased $0.5 million or 2% in the first quarter compared with a year ago largely due to a decrease in policyholder account balances. Amounts credited are a function of account balances available multiplied by an appropriate crediting rate. As account balances decline, so will the amount of interest credited to policyholder account balances. In addition, the Company reduced crediting rates on selected products to remain in line with rates available in the market. Interest was credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.

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

The amortization of DAC increased $1.2 million or 13% in the first quarter. DAC amortization from variable products increased, reflecting higher surrenders and the impact of the negative fluctuations within the financial markets. Virtually all of the increase compared with the prior year reflects the decline in the financial markets.

This decline negatively affects the DAC asset through increased amortization.

VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The amortization of VOBA increased $0.2 million in the first quarter.

Operating Expenses

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $1.9 million or 8% in the first quarter compared to last year. The largest component of this increase was higher salaries and benefits, which increased $1.0 million or 7% compared to one year ago. This increase resulted from $2.2 million associated with the reduction of staff in an effort to reduce future operating costs. Legal fees increased $0.8 million, reflecting an increase in litigation costs.

Income Taxes

The first quarter income tax benefit was $2.4 million or 35% of income before tax for 2009, versus an income tax expense of $2.0 million or 36% of income before tax for the prior year period.

The effective income tax rate in 2009 was equal to the prevailing corporate federal income tax rate of 35%. Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax, which was offset by an expense of 1% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.

The effective income tax rate in 2008 was higher than the prevailing corporate federal income tax rate of 35% primarily due to an increase in the tax contingency. The tax contingency increased $0.1 million, or approximately 2% of income before tax, from additional interest accrued on tax positions recorded in prior years.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed primarily as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 10 – Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2009 and 2008:

	Quarter ended March 31
	2009	2008
Insurance revenues:
Premiums	$15,807	$14,567
Contract charges	26,768	27,300
Reinsurance ceded	(9,844)	(9,831)
Total insurance revenues	32,731	32,036
Investment revenues:
Net investment income	39,917	43,078
Realized investment gains, excluding
impairment losses	1,391	84
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(19,227)	—
Portion of loss recognized in comprehensive
loss	13,192	—
Net impairment losses recognized in earnings	(6,035)	—
Total investment revenues	35,273	43,162
Other revenues	2,392	2,540
Total revenues	70,396	77,738

Policyholder benefits	28,986	26,015
Interest credited to policyholder account balances	21,174	21,703
Amortization of deferred acquisition costs
and value of business acquired	8,823	7,606
Operating expenses	18,416	16,548
Total benefits and expenses	77,399	71,872

Income (loss) before income tax expense (benefit)	(7,003)	5,866

Income tax expense (benefit)	(2,432)	2,104

Net income (loss)	$(4,571)	$3,762

The net loss for this segment in the first quarter was $4.6 million, a decrease of $8.3 million from $3.8 million of net income in the first quarter of 2008. The largest factor in the decline in 2009 was $4.8 million in realized investment losses. The loss was also driven by a $3.2 million decrease in net investment income, a $3.0 million increase in policyholder benefits, a $1.9 million increase in operating expenses and a $1.2 million increase in amortization of deferred acquisition costs and value of business acquired. Partially offsetting these, total insurance revenues increased $0.7 million, reflecting a $1.2 million increase in premiums. Also, income tax expense decreased $4.5 million, primarily due to the realized investment losses and decrease in pretax income.

Total insurance revenues for this segment increased 2% in the first quarter compared with last year as total premiums increased 9%, largely due to greater immediate annuity sales. Contract charges declined 2% and reinsurance ceded was relatively flat, compared with a year ago. The decline in contract charges can largely be attributed to a decline in cost of insurance charges that have resulted from a decline in policyholder account balances due to increased surrenders on variable contracts, the decline in policyholder account balances and the runoff of closed blocks.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2009 and 2008. New premiums are also detailed by product.

	Quarter ended March 31
	2009	%	2008	%
New premiums:
Individual life insurance	$1,321	(4)	$1,375	(2)
Immediate annuities	4,359	47	2,975	200
Total new premiums	5,680	31	4,350	82
Renewal premiums	10,127	(1)	10,217	—
Total premiums	$15,807	9	$14,567	16

Total new premiums increased 31% compared with the first quarter of 2008. This improvement was driven by a 47% increase in new immediate annuity premiums. The increase in annuity premiums reflects changes in consumer preferences, largely due to the difficult economic environment. Total renewal premiums decreased 1%, reflecting slight reductions in renewal individual life and renewal individual accident and health premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2009 and 2008. New deposits are also detailed by product.

	Quarter Ended March 31
	2009	%	2008	%
New deposits:
Universal life insurance	$1,830	(24)	$2,395	(13)
Variable universal life insurance	404	(20)	504	(43)
Fixed deferred annuities	15,312	176	5,550	(12)
Variable annuities	2,860	(63)	7,709	37
Total new deposits	20,406	26	16,158	4
Renewal deposits	33,541	3	32,504	(13)
Total deposits	$53,947	11	$48,662	(8)

Total new deposits increased $4.2 million or 26% in the first quarter of 2009, reflecting a $9.7 million or 176% increase in new fixed deferred annuity deposits compared to one year ago. This increase was partially offset by a $4.9 million or 63% decrease in new variable annuity deposits. In addition, new universal life deposits declined $0.6 million or 24% and new variable annuity deposits declined $0.1 million compared to last year. Total renewal deposits increased $1.0 million or 3% in the first quarter, as variable annuity deposits increased 28% and fixed deferred annuities increased 16%. Partially offsetting these, renewal variable universal life deposits decreased 4% and renewal universal life deposits decreased 1% compared to the prior year. The increases in fixed deferred annuity deposits reflect the shift in consumer preferences resulting from the volatility in the equity markets. The declines in variable annuities, variable universal life and universal life reflect this difficult economic environment.

Net investment income decreased 7% in the first quarter, primarily due to reduced investment assets and lower yields available in the market. This segment experienced a $4.7 million realized investment loss in the first quarter of 2009, versus a $0.1 million investment gain in 2008. The Company’s analysis of securities for the first quarter of 2009 resulted in the determination that investments in six fixed-maturity issuers (seven specific securities) had other-than-temporary impairments affecting the Individual Insurance segment. These securities were written down by a combined $6.0 million. The total fair value of the affected securities after the write-downs was $19.8 million. No other-than-temporary impairments were identified during the first quarter of 2008.

Following is a description of the securities that were written down during the first quarter of 2009:

•

One security was from a mortgage and financial guaranty insurer that was written down $1.6 million. Mortgage insurers have suffered from the deterioration in the U.S. housing market and mortgage credit market. Rising mortgage delinquencies and defaults have resulted in rating downgrades for these insurers. Recent rating downgrades, combined with the issuer’s need to raise additional capital to meet future payments contributed to the other-than-temporary impairment.

•

One security was from a trucking company that was written down $1.6 million. As the trucking industry is highly correlated with the general economy, this company has experienced a reduction in shipping volume as a result of the recession. This company renegotiated its credit facilities in the first quarter, but new covenants placed significant requirements on the issuer. These restrictions, combined with the need to retire longer-term debt, place additional stress on cash resources and led to indications of continued weakening performance that the Company believes are other-than-temporary.

•

One security was from a company that develops, manufactures and markets imaging products that was written down $1.2 million. This company’s past emphasis was in traditional film, which has been largely surpassed by digital photography. The decline in the economy has negatively affected sales, as the consumer photography industry is a discretionary item. The company’s declining revenues and liquidity position led to the other-than-temporary impairment.

•

Two securities (from one issuer) were mortgage-backed securities that were written down by a total of $0.5 million. The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.

•

One security was a mortgage-backed security that was written down $0.1 million. The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

Other revenues decreased $0.1 million or 6% in the first quarter compared to a year ago. This decrease was largely due to fees that resulted from lower sales from the Company’s in-house broker dealer. This reduction in sales reflects the decline in the financial markets.

Policyholder benefits increased $3.0 million or 11% in the first quarter, compared to the prior year. This increase was largely due to an increase in benefit and contract reserves, primarily resulting from the increase in immediate annuity premiums, where reserves are established virtually on a one-for-one basis with premiums. Also, death benefits net of reinsurance ceded increased $0.7 million, reflecting a reduction in reinsurance ceded on death benefits. Partially offsetting these, surrenders declined, reflecting reduced surrenders on traditional life products. This reduction reflects the relative safety of traditional life insurance products versus other investments available in the market during the current volatile environment.

Interest is credited to policyholder account balances according to terms of the policy. There are minimum rates of crediting prescribed in certain policies as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and as necessary adjusts crediting rates on policies. Interest credited to policyholder account balances decreased $0.5 million or 2% in the first quarter. Amounts credited are a function of account balances and the rate of crediting. The decrease in interest credited to policyholder account balances was largely due to a decline in policyholder account balances and reduced crediting rates on selected products.

The amortization of DAC and VOBA increased 16% in the first quarter. Amortization of DAC increased $1.1 million. This increase in amortization is primarily attributable to variable products, reflecting higher surrenders and the impact of the negative fluctuations within the financial markets.

VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. The amortization of VOBA increased $0.1 million or 13% in the first quarter.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. Operating expenses increased $1.9 million or 11% in the first quarter. This increase resulted from $2.2 million associated with the reduction of staff in an effort to reduce future operating costs. Legal fees also increased during the first quarter, reflecting an increase in litigation costs.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2009 and 2008:

	Quarter ended March 31
	2009	2008
Insurance revenues:
Premiums	$14,667	$13,724
Reinsurance ceded	(1,851)	(1,871)
Total insurance revenues	12,816	11,853
Investment revenues:
Net investment income	137	121
Other revenues	39	68
Total revenues	12,992	12,042

Policyholder benefits	8,601	7,386
Operating expenses	4,705	4,455
Total benefits and expenses	13,306	11,841

Income (loss) before income tax expense (benefit)	(314)	201

Income tax expense (benefit)	(110)	72

Net income (loss)	$(204)	$129

The net loss for this segment totaled $0.2 million for the first quarter of 2009, versus net income of $0.1 million in 2008. The decline was primarily due to a $1.2 million increase in policyholder benefits and a $0.3 million increase in operating expenses. Partially offsetting these changes was a $0.9 million increase in premiums.

Total insurance revenues for the Group Insurance segment increased $1.0 million or 8% in the first quarter compared to last year. This improvement was the result of a 7% increase in premiums and a 1% decline in reinsurance ceded.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2009 and 2008. New premiums are also detailed by product.

	Quarter ended March 31
	2009	%	2008	%
New premiums:
Group life insurance	$451	(12)	$514	64
Group dental insurance	1,860	(11)	2,088	18
Group disability insurance	477	4	458	30
Other group insurance	62	(6)	66	(89)
Total new premiums	2,850	(9)	3,126	4
Renewal premiums	11,817	12	10,598	1
Total premiums	$14,667	7	$13,724	1

Total new premiums decreased 9% and total renewal premiums increased 12%. New dental premiums decreased 11% and new group life premiums decreased 12%. These declines occurred in comparison with 2008, which experienced higher premiums as a reflection of the expansion of the group distribution system. The increase in renewal premiums was largely due to an 11% increase in dental premiums and a 16% increase in long-term disability premiums.

Policyholder benefits increased $1.2 million or 16% in the first quarter compared to last year. The increase was largely due to increases in benefits for the dental and life product lines. The $0.5 million increase in benefits in the dental product line reflects, in part, the increase in new dental business during 2008.  It is typical for new dental business to report an increase in benefits in the first policy year. As the business ages, the benefit ratio falls more in line with renewal expectations. Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups. The increase in benefits in the life product line reflects an increase in death benefits of $0.4 million or 30% in the first quarter, due to a higher volume and a greater average dollar amount of claims.

Operating expenses consist of commissions, fees to third party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses in this segment increased 6% in the first quarter of 2009 compared to last year. This increase was largely due to a $0.4 million release in legal contingency reserves in the first quarter of 2008 as a result of a settlement of pending litigation.

Improvement efforts for this segment continue to be focused in three primary areas. First, emphasis is placed on the growth of the in-force business. Increased productivity from existing group representatives and the continued expansion of the group distribution system are priorities for growth. This segment is also seeking additional third-party arrangements to advance its sales objectives. Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses. Finally, this segment added a new voluntary disability product to the portfolio in 2008 and will introduce a new voluntary life product later in 2009. Voluntary products tend to be more profitable and are expected to become a larger share of the group marketplace.

Old American Insurance Company

The following table presents financial data of the Old American Insurance Company business segmentfor the first quarters ended March 31, 2009 and 2008:

	Quarter ended March 31
	2009	2008
Insurance revenues:
Premiums	$16,210	$16,345
Reinsurance ceded	(844)	(958)
Total insurance revenues	15,366	15,387
Investment revenues:
Net investment income	3,085	3,264
Realized investment gains, excluding
impairment losses	23	36
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,179)	—
Portion of loss recognized in comprehensive
loss	2,096	—
Net impairment losses recognized in earnings	(83)	—
Total investment revenues	3,025	3,300
Other revenues	—	1
Total revenues	18,391	18,688

Policyholder benefits	11,100	12,085
Amortization of deferred acquisition costs
and value of business acquired	3,656	3,506
Operating expenses	3,277	3,542
Total benefits and expenses	18,033	19,133

Income (loss) before income tax expense (benefit)	358	(445)

Income tax expense (benefit)	131	(156)

Net income (loss)	$227	$(289)

Net income for this segment was $0.2 million in the first quarter of 2009 compared with a $0.3 million net loss in 2008. The increase in net income was largely the result of decreases in policyholder benefits and operating expenses. These were partially offset by a decrease in net investment income.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2009 and 2008.

	Quarter ended March 31
	2009	%	2008	%

New premiums	$1,947	10	$1,778	13
Renewal premiums	14,263	(2)	14,567	(4)
Total premiums	$16,210	(1)	$16,345	(3)

New premiums increased 10% and the pace of declining renewal premiums was reduced to 2%. The increase in new premiums reflects a combination of enhanced products, a competitive compensation package for agents and distribution, which continue to improve this segment’s competitive position. Old American continues to focus on the recruitment and development of new agencies and agents, along with a continued focus on improved production from existing agencies and agents.

Net investment income declined $0.2 million or 5% in the first quarter of 2009 compared with 2008. These declines primarily reflect reduced investment assets and a reduction in yields available in the market. Old American also had a $0.1 million realized investment loss in the first quarter of 2009.

The Company’s analysis of securities for the quarter ended March 31, 2009 resulted in the determination that one fixed-maturity security had an other-than-temporary impairment affecting the Old American segment. This investment was written down by $0.1 million in the first quarter. The fair value of the investment after the write-down was $1.2 million. No other-than-temporary impairments were identified during the first quarter of 2008.

Following is a description of the security that was written down during the first quarter of 2009:

•

One security was a mortgage backed security that was written down by a total of $0.1 million. The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.

Policyholder benefits decreased $1.0 million or 8% versus last year. The decrease was primarily due to a $1.4 million decrease in death benefits compared to the prior year. This decline occurred as mortality experience was less than historical normative measures during the first quarter of 2009. The decrease in death benefits was partially offset by an increase in benefit and contract reserves of $0.5 million. The benefit and contract reserve increase was largely due to the improved sales and the decline in policyholder benefits.

Amortization of deferred acquisition costs and value of business acquired increased $0.2 million or 4% in the first quarter versus last year. The increase was due to an increase in DAC amortization as more insurance policies were issued at higher commission rates.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations. These expenses decreased $0.3 million or 7% versus last year. The decrease was largely the result of a decrease in salaries and benefits expense.

Liquidity and Capital Resources

Statements made in the Company's 2008 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2008.

Management believes that the Company has sufficient sources of liquidity to satisfy operational requirements and to finance expansion plans and strategic initiatives for the remainder of 2009. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions. In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The current economic climate has tightened the financial and liquidity conditions of policyholders. The difficult economic environment and the credit crisis may produce the need for individual policyholder liquidity and could result in increased surrenders and policy loans on existing policies. The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash from operations was $12.6 million in the first quarter of 2009, an increase of $23.9 million compared to $11.3 million net cash used one year ago. Contributing to the increase were several items. Cash benefit payments, largely from death claims, decreased $1.7 million, life surrenders decreased $0.7 million and reinsurance receivables established at the time claims are paid decreased $7.5 million. In addition, income taxes recoverable decreased $5.6 million and other trade receivables decreased $0.6 million. Partially offsetting these reductions was a $3.5 million decrease in investment income, net of a $0.8 million reduction in interest paid on borrowed money. In addition, accounts payable and accrued expenses increased $5.5 million and accrued employee and agent benefits increased $1.8 million compared to a year ago.

Net cash used from investing activities was $8.3 million in the first quarter, up from $4.5 million for the same period in 2008. The Company’s new investments in fixed maturity and equity securities were $69.2 million in the first quarter, a 52% decrease from $143.9 million a year ago. New investments in mortgage loans were $12.3 million, compared with $1.7 million last year. Purchases of real estate totaled $4.1 million, down from $7.0 million in 2008. Sales and maturities of fixed maturity and equity securities totaled $58.6 million for the first quarter, a 41% decrease versus a year ago. Sales of real estate investments totaled $2.7 million, down from $8.4 million a year ago. The Company had $11.7 million in mortgage loan maturities and principal paydowns, compared to $10.9 million last year.

Net cash used from financing activities was $6.1 million for the quarter, compared with $10.5 million in cash provided a year ago. This change was primarily the result of three items. First, the Company had net repayments of borrowings of $2.9 million, versus net proceeds from borrowings of $31.5 million a year ago. Second, withdrawals on policyholder account balances net of related deposits were $5.5 million, a decrease of $13.0 million compared to the prior year. Third, the net acquisition of treasury stock, reflecting net purchases from employee benefit plans, totaled $1.6 million, a decrease of $4.4 million versus last year.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2009, there were no outstanding balances with the FHLB and there was $2.9 million in outstanding borrowings at year-end 2008. The decrease was due to net pay downs of $2.9 million in borrowings from FHLB in the first three months of the year. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. Lines of credit totaling $20.0 million will expire in May of 2009 and the remaining $40.0 million will expire in June 2009. The Company anticipates renewing these lines of credit as they become due.

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

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2009	2008
Total assets less separate accounts	$3,700,727	$3,708,526
Total stockholders’ equity	520,123	527,107
Ratio of stockholders’ equity
to assets less separate accounts	14%	14%

The ratio of equity to assets less separate accounts has remained relatively constant. Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity (net of securities gains, related taxes, policyholder account balances and deferred acquisition costs), totaled $88.4 million at March 31, 2009. This represents an increase of $6.1 million in losses from the $82.3 million unrealized investment losses at year-end 2008.

Stockholders’ equity decreased $7.0 million from year-end 2008. The decrease was largely due to a net loss, the payment of stockholder dividends and an increase in treasury stock.

The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold. Also, the Company makes contributions to these plans through Company stock. These transactions are accounted for as purchases and sales of treasury stock. Accordingly, in the first three months of 2009, the benefit plans purchased 185,546 shares of treasury stock for $2.6 million and sold 159,009 shares of treasury stock for $5.5 million.

Through the three months ended March 31, 2009, the Company did not purchase any shares under the stock repurchase program. In 2008, the Company purchased 181,661 of its shares for $8.2 million. Under this program, the Company may purchase up to one million shares on the open market through January 2010.

On April 27, 2009, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid May 13, 2009 to stockholders of record as of May 7, 2009.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities. This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates. These extreme events have not abated and prolonged periods of such volatility represent a new, heightened risk for all financial institutions. These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders and increased policy loans. The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.

Please refer to the Company’s 2008 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

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

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

Risk factors and cautionary factors have not changed materially from those disclosed in the Company’s 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total
	Number of			Total Number of	Maximum Number
	Shares			Shares Purchased	of Shares that May
	Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/09 - 1/31/09	—	[1]		—	1,000,000
	(19,316)	[2]	$42.45

2/1/09 - 2/28/09	—	[1]		—	1,000,000
	(13,297)	[2]	$27.39

3/1/09 - 3/31/09	—	[1]		—	1,000,000
	6,076	[2]	$34.28

Total	(26,537)			—

1On January 26, 2009, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. The Company did not purchase any shares under this program during the first quarter of 2009.

2Included in this column are the total net shares purchased or sold from benefit plans sponsored by the Company during the consecutive months of January through March 2009.

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2009, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,584,319 shares outstanding and eligible to vote, and 11,459,357 shares were represented at the meeting either in person or by proxy.

The following Directors received the number of votes indicated and were elected for a three-year term:

R. Philip Bixby	11,458,941
Michael Braude	11,458,941
John C. Cozad	11,458,940
Tracy W. Knapp	11,458,933
Mark A. Milton	11,458,940

The following Directors continued their term of office after the meeting:

Walter E. Bixby	Kevin G. Barth
William R. Blessing	Richard L. Finn
Nancy Bixby Hudson	Daryl D. Jensen
Cecil R. Miller	Bradford T. Nordholm
William A. Schalekamp	E. Larry Winn, Jr.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Ext. 8216

For Immediate Release: May 1, 2009, press release reporting financial results for the first quarter of 2009.

Kansas City Life Announces First Quarter 2009 Results

Kansas City Life Insurance Company recorded a net loss of $4.5 million or $0.40 per share in the first quarter of 2009 compared with net income of $3.6 million or $0.31 per share for the prior year. The decline in earnings in 2009 was largely due to an $8.1 million decline in investment revenues and a $3.2 million increase in policyholder benefits. Lower investment revenues resulted from the impact of the recessionary environment, including $6.1 million in net realized losses on investments from writedowns on formerly investment grade securities that had become credit impaired. The remainder of the decline in investment revenues was the result of lower yields and a lower volume of assets in the Company’s investment portfolio.

Premiums from new sales during the first quarter were $10.5 million, an increase of $1.2 million or 13% over the same period in 2008. Sales of immediate annuities were $4.4 million, an increase of $1.4 million or 47%. The increase in the sales of new immediate annuities largely reflects consumer preferences toward more secure products that pay a fixed rate of return. New individual life insurance premiums were $3.3 million, an increase of 4% compared with the prior year. This improvement was primarily generated by the steady growth in sales in the Old American Insurance Company segment, which focuses on the senior market. Renewal premiums increased $0.8 million or 2% versus the prior year.

New deposits from interest sensitive products were $20.4 million, an increase of $4.2 million or 26%. These new sales were largely driven from an increase in fixed deferred annuity sales that totaled $15.3 million, an increase of $9.8 million over the prior year. This increase also reflects the changes in consumer preferences toward the safety of fixed-rate investments.

Total insurance revenues increased 3% for the first quarter, largely due to the increase in immediate annuity premiums. Total individual life premiums were flat and total accident and health premiums increased 7% compared with the prior year, largely due to growth in renewals on group accident and health premiums. Contract charges declined 2%, primarily as a result of lower policyholder account balances.

The realized investment losses were generated by write-downs of fixed-maturity securities in four different sectors, including the financial, consumer non-cyclical, industrial, and mortgage-backed sectors. This is a reflection of the far-reaching breadth of the current economic downturn. However, despite the difficult environment, 95% of the Company’s fixed maturity securities were rated as investment grade at March 31, 2009. The Company continues to maintain a strong capital position and a well diversified, high-quality investment portfolio.

Total benefits and expenses increased 6% in the first quarter of 2009 compared with 2008. This change was primarily due to an increase in policyholder benefits of $3.2 million, an increase in operating expenses of $1.9 million and a $1.4 million increase in the amortization of deferred acquisition costs and the value of business acquired. The rise in policyholder benefits was primarily due to higher benefits in the group accident and health products, along with increased reserves from the growth in new premiums for the period. The increase in operating expenses was due to costs associated with reduced staffing to lower future operating costs. The increased amortization of deferred acquisition costs primarily reflected a reduction of variable account balances from a decline in the market value of policyholder accounts invested in external equity and fixed-income funds.

The impact of changes in Financial Accounting Standards Board (FASB) Staff Positions adopted this period was an adjustment to increase retained earnings in the amount of $8.4 million and to increase accumulated other comprehensive loss in the amount of $6.6 million. In addition, these changes had the effect of reducing net realized investment losses by $15.3 million for the period.

On April 27, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 13, 2009 to stockholders of record as of May 7, 2009.

The continued economic challenges are reflected in the results recorded by Kansas City Life in the first quarter of 2009. The overall conditions remain difficult for both companies and individuals alike. However, Kansas City Life is positioned to successfully weather these conditions and offer policyholders, agents and stockholders the confidence of knowing the Company is committed to maintaining its focus on making decisions to achieve long-term results, just as it has during other difficult times and economic cycles in the past.

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

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended March 31
	2009	2008

Revenues	$101,635	$108,319

Net income (loss)	$(4,548)	$3,602

Net income (loss) per share,
basic and diluted	$(0.40)	$0.31

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,447,494	11,710,608

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date: May 1, 2009