Form 10-Q
period 2009-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2009-07-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to______
Commission file number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Missouri	44-0308260
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3520 Broadway, Kansas City, Missouri (Address of principal executive offices)	64111-2565 (Zip Code)

816-753-7000
Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding June 30, 2009
Common Stock, $1.25 par	11,538,072 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1. Financial Statements (Unaudited)
Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,416,429	$2,342,873
Equity securities available for sale, at fair value	41,600	44,537
Mortgage loans	442,319	445,389
Real estate	108,444	99,576
Policy loans	86,886	88,304
Short-term investments	63,057	35,138
Total investments	3,158,735	3,055,817

Cash	10,237	9,720
Accrued investment income	34,890	33,689
Deferred acquisition costs	238,487	263,756
Value of business acquired	76,948	82,855
Reinsurance receivables	168,365	168,390
Property and equipment	24,891	25,922
Income taxes	12,908	39,628
Other assets	29,731	28,749
Separate account assets	268,865	258,565
Total assets	$4,024,057	$3,967,091

LIABILITIES
Future policy benefits	$847,334	$853,456
Policyholder account balances	2,035,306	2,030,656
Policy and contract claims	33,568	34,913
Other policyholder funds	133,136	125,826
Other liabilities	134,854	136,568
Separate account liabilities	268,865	258,565
Total liabilities	3,453,063	3,439,984

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	39,646	36,281
Retained earnings	756,274	750,600
Accumulated other comprehensive loss	(92,267)	(130,799)
Treasury stock, at cost (2009 - 6,958,608 shares;
2008 - 7,061,476 shares)	(155,780)	(152,096)
Total stockholders' equity	570,994	527,107

Total liabilities and stockholders' equity	$4,024,057	$3,967,091

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
REVENUES	(Unaudited)		(Unaudited)
Insurance revenues:
Premiums	$43,176	$45,462	$89,716	$89,949
Contract charges	26,202	26,527	52,970	53,827
Reinsurance ceded	(13,262)	(13,546)	(25,801)	(26,206)
Total insurance revenues	56,116	58,443	116,885	117,570
Investment revenues:
Net investment income	44,605	45,616	87,744	92,079
Realized investment gains, excluding
impairment losses	2,592	1,816	4,006	1,936
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(4,425)	(10,225)	(25,831)	(10,225)
Portion of impairment losses recognized in
comprehensive loss	403	-	15,691	-
Net impairment losses recognized in earnings	(4,022)	(10,225)	(10,140)	(10,225)
Total investment revenues	43,175	37,207	81,610	83,790
Other revenues	2,459	2,639	4,890	5,248
Total revenues	101,750	98,289	203,385	206,608

BENEFITS AND EXPENSES
Policyholder benefits	36,400	45,586	85,087	91,072
Interest credited to policyholder account balances	21,700	21,674	42,874	43,377
Amortization of deferred acquisition costs
and value of business acquired	6,727	7,625	19,206	18,737
Operating expenses	24,443	21,164	50,697	45,560
Total benefits and expenses	89,270	96,049	197,864	198,746

Income before income tax expense	12,480	2,240	5,521	7,862

Income tax expense	4,436	563	2,025	2,583

NET INCOME	$8,044	$1,677	$3,496	$5,279

Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on
securities available for sale	$44,689	$(36,609)	$45,131	$(51,350)
Other comprehensive income (loss)	44,689	(36,609)	45,131	(51,350)

COMPREHENSIVE INCOME (LOSS)	$52,733	$(34,932)	$48,627	$(46,071)
Basic and diluted earnings per share: Net income	$0.70	$0.14	$0.30	$0.45

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Six Months ended	Year ended
	2009	2008
	(Unaudited)

COMMON STOCK, beginning and end of period	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	36,281	30,244
Excess of proceeds over cost of treasury stock sold	3,365	6,037

End of period	39,646	36,281

RETAINED EARNINGS
Beginning of period	750,600	780,133
Cumulative effect of change in accounting
principle (See Note 6)	8,399	-
Net income (loss)	3,496	(17,050)
Stockholder dividends of $0.54 per share
(2008 - $1.08)	(6,221)	(12,483)

End of period	756,274	750,600

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of period	(130,799)	(19,811)
Cumulative effect of change in accounting
principle (See Note 6)	(6,599)	-
Other comprehensive income (loss)	45,131	(110,988)

End of period	(92,267)	(130,799)

TREASURY STOCK, at cost
Beginning of period	(152,096)	(129,286)
Cost of 308,654 shares acquired
(2008 - 552,520 shares)	(9,528)	(25,972)
Cost of 411,522 shares sold
(2008 - 222,687 shares)	5,844	3,162

End of period	(155,780)	(152,096)

TOTAL STOCKHOLDERS' EQUITY	$570,994	$527,107

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net cash provided (used)	$18,153	$(1,791)

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(138,414)	(143,570)
Equity securities	(1,054)	(8,204)
Mortgage loans	(17,910)	(21,688)
Real estate	(11,937)	(13,724)
Other investment assets	(27,919)	(6,860)
Sales of investments:
Fixed maturity securities	25,631	21,116
Equity securities	4,231	4,261
Real estate	3,115	20,729
Other investment assets	1,418	2,590
Maturities and principal paydowns of investments:
Fixed maturity securities	108,092	150,623
Equity securities	-	263
Mortgage loans	20,981	24,778
Net dispositions of property and equipment	304	96
Net cash provided (used)	(33,462)	30,410

FINANCING ACTIVITIES
Proceeds from borrowings	-	96,500
Repayment of borrowings	(2,900)	(100,095)
Deposits on policyholder account balances	122,858	98,379
Withdrawals from policyholder account balances	(100,653)	(130,819)
Net transfers from (to) separate accounts	(1,206)	10,042
Change in other deposits	4,267	7,657
Cash dividends to stockholders	(6,221)	(6,288)
Net acquisition of treasury stock	(319)	(10,091)
Net cash provided (used)	15,826	(34,715)

Increase (decrease) in cash	517	(6,096)
Cash at beginning of year	9,720	12,158

Cash at end of period	$10,237	$6,062

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

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2008   Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2009 and the results of operations for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary.  Based upon these analyses, specific securities’ credit impairments may be written down through earnings as a realized investment loss if the security’s value is considered to be an other-than-temporary impairment.  Non-credit impairments are charged to other comprehensive income (loss).

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  The valuation reserve is determined based upon historical impairment experience, insurance industry studies and estimates of value for individual loans in foreclosure.  Such estimates are based upon the value of the expected cash flows and the underlying collateral on a net realizable basis. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

Real estate consists of directly owned investments and real estate joint ventures.  Real estate that is directly owned is carried at depreciated cost.  Real estate joint ventures consist primarily of office buildings, industrial warehouses, unimproved land for future development and low income housing tax credit (“LIHTC”) investments.  Real estate joint ventures are consolidated where required or are valued at cost, adjusted for the Company’s equity in earnings.

Policy loans are carried at cost, less principal payments received.  Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.

Valuation of Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity.  The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss.  The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested.  The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and calculations.  At June 30, 2009, approximately 91% of the carrying value of these investments were from an external pricing service while 9% were derived from brokers, internal matrices and calculations.  The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued, and that impairments due to credit are charged against earnings as realized investment losses.  The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company monitors the various markets in which its investments are traded.  The Company utilizes an independent third-party pricing service to determine the majority of its fair values.  For values received by the Company from an independent pricing source, the Company reviews these values for validity.  In addition, the Company tests a limited number of securities each reporting period to validate reliance on the fair values provided.  When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers.  When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors about a specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors.  The Company creates a matrix of factors from which to calculate an estimable value.  However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to place the security for sale in the current market.

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;
•	Whether the Company intends to sell the investment and whether it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

•	The risk that facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA).  VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues, or the expected future profits, depending on the type of business acquired.

The Company considers the following assumptions to be of significance when evaluating the amortization of DAC and VOBA: expected mortality, interest spreads, surrender rates and expense margins.  Mortality relates to the occurrence of death.  Interest spreads are the difference between the investment returns earned and the crediting rates of interest applied to

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The total separate account assets were $268.9 million as of June 30, 2009.  Variable life and variable annuity assets comprised 29% and 71% of this amount, respectively.  Guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts and guaranteed minimum death benefits are provided on variable annuities.  The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance,

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

provided cumulative premium requirements are met.  The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns.  The current value of variable annuity separate accounts with the GMWB rider was $43.5 million and the fair value of the GMWB rider was $(0.9) million at June 30, 2009.  The value of the GMWB rider is recorded at fair value.  The change in this value is included in policyholder benefits in the Consolidated Statements of Income.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

otherwise be made available.  Reinsurance is an actively managed tool that has increased in importance over recent years and will continue to play a role in the Company’s future.

The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. The Company monitors the relative financial strength and viability of its reinsurance partners. The Company has one reinsurance counterparty whose credit rating was below investment grade at June 30, 2009. Total GAAP reserves ceded to this reinsurer was $2.7 million at June 30, 2009. Should this reinsurer become insolvent, the Company could recapture the business ceded to this reinsurer, resulting in an increase in GAAP reserves of $2.7 million.

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and established a fair value hierarchy with the highest priority being the quoted price in active markets.  SFAS 157 amended SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.”  This statement became effective for years beginning after November 15, 2007.  The Company adopted SFAS 157 on January 1, 2008 with no material impact to the consolidated financial statements.  Please see Note 3 – Fair Values for disclosures pertaining to SFAS 157.

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted FSP FAS 157-3 on issuance, with no material impact to the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  This statement amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted SFAS 161 on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This statement became effective on November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company adopted SFAS 162 upon issuance, with no material impact on the consolidated financial statements. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168).  SFAS 168 replaces SFAS 162 and identifies the sources of accounting principles and the framework used when preparing interim and

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

annual financial statements.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS No. 168 in the third quarter of 2009.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163).  SFAS 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This statement also requires expanded disclosures about financial guarantee insurance contracts.  This statement became effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 163 on January 1, 2009 with no material impact to the consolidated financial statements as it does not sell financial guarantee insurance contracts.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 clarifies fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements.  This staff position requires enhanced disclosures related to fair valued assets and liabilities.  This staff position became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption of FSP FAS 157-4 effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to FSP FAS 157-4.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 provide additional guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired.  The FSP requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establishes accounting treatment for each aspect, in current and subsequent periods.  This staff position also requires retroactive application to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption.  This staff position became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009.  For additional information pertaining to FSP FAS 115-2 and FAS 124-2, please see Note 3 – Fair Values and Note 6 – Accumulated Effect of Change in Accounting Principle.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods.  The staff position also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  This staff position became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected to early adopt FSP FAS 107-1 and APB 28-1 effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165).  SFAS 165 establishes general accounting standards for events occurring subsequent to the balance sheet date but before the financial statements are issued.  This statement became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted SFAS 165 on issuance, with no material impact to the consolidated financial statements.

All other Standards and Interpretations of those Standards issued during the six months ended June 30, 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

3.  FAIR VALUES

Fair Values Hierarchy
In accordance with SFAS 157, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value.  These levels are as follows:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company generally obtains only one quote or price per instrument. For those investments that can be priced through the third-party pricing service, the Company reviews prices for unusual fluctuations but generally accepts the price identified from the pricing service. In the event a price is not available from the third-party pricing service, the Company pursues external pricing from brokers.  Generally, the Company pursues and utilizes only one broker quote per security.  In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.  If a broker price is not available, the Company determines a carrying value through various valuation techniques that use option pricing models, discounted cash flows, spread-based models or similar techniques depending upon the specific security to be priced.  Investments for which the Company uses these techniques are primarily for private placement securities.  The Company utilizes available market information, wherever possible, to identify inputs into the carrying value determination, primarily including prices and spreads on comparable securities.

The Company performs an analysis on the prices received from third party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value.  The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third party pricing service methodologies, back testing and comparison of prices to actual trades for specific securities where observable data exists.  In addition, in accordance with SFAS 157, the Company analyzed the third-party pricing services’ methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS 157 fair value hierarchy.

The Company owned six issues of similar securities for which values were not provided from the Company’s primary pricing service as of June 30, 2009.  The Company received quoted prices from brokers for each security and utilized the mid-point of these prices to determine the fair value of these similar securities.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Assets
Securities Available for Sale
Fixed maturities and equity securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are determined as described in the preceding paragraphs.

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

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company introduced a GMWB rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns.  The value of variable annuity separate accounts with the GMWB rider was $43.5 million and the fair value of the rider was $(0.9) million at June 30, 2009.  The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  Fair value for GMWB rider contracts results in a Level 3 valuation as it is based on models developed for this purpose which utilize significant unobservable inputs.  These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Notes Payable
There were no borrowings at June 30, 2009.  All of the amounts included within Notes Payable were in other liabilities in the Consolidated Balance Sheets at December 31, 2008.  The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities.  See Note 7 - Notes Payable for an explanation of the terms of the debt outstanding.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Categories Reported at Fair Value
The following table presents categories reported at fair value on a recurring basis.

	June 30, 2009
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities available for sale	$2,416,429	$20,121	$2,318,604	$77,704
Equity securities available for sale	41,600	10,283	26,176	5,141
Total	$2,458,029	$30,404	$2,344,780	$82,845

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$(879)	$-	$-	$(879)
Total	$(879)	$-	$-	$(879)

	December 31, 2008
Assets:	Total	Level 1	Level 2	Level 3
Fixed maturities available for sale	$2,342,873	$15,876	$2,237,498	$89,499
Equity securities available for sale	44,537	12,504	26,892	5,141
Total	$2,387,410	$28,380	$2,264,390	$94,640

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$755	$-	$-	$755
Total	$755	$-	$-	$755

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and SFAS 157 hierarchy level as of June 30, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities available for sale:
Priced from external pricing service	$20,121	$2,193,089	$-	$2,213,210
Priced from independent broker quotations	-	118,703	-	118,703
Priced from internal matrices and calculations	-	6,812	77,704	84,516
Subtotal	20,121	2,318,604	77,704	2,416,429
Equity securities available for sale:
Priced from external pricing service	10,283	1,851	-	12,134
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	24,325	5,141	29,466
Subtotal	10,283	26,176	5,141	41,600
Total	$30,404	$2,344,780	$82,845	$2,458,029
Percent of Total	1%	96%	3%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2009 are summarized below:

	Quarter ended June 30, 2009

		Total Realized and Unrealized					Net Gains and
		Gains and (Losses)		Purchases,		Ending	Losses Included
	Beginning		Included in	Sales,		Balance	in Net Loss
	Balance as	Included	Other	Issuances	Net	as of	Relating to
	of March 31,	in	Comprehensive	and	Transfers	June 30,	Assets Held at
	2009	Earnings	Income	Settlements	in (out)	2009	June 30, 2009
Assets:
Fixed maturities available
for sale	$76,147	$-	$2,297	$-	$(740)	$77,704	$2,297
Equity securities available
for sale	5,141	-	-	-	-	5,141	-
Total	$81,288	$-	$2,297	$-	$(740)	$82,845	$2,297

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$396	$(1,150)	$-	$(125)	$-	$(879)	$(1,150)

	Six Months ended June 30, 2009

		Total Realized and Unrealized					Net Gains and
		Gains and (Losses)		Purchases,		Ending	Losses Included
	Beginning		Included in	Sales,		Balance	in Net Loss
	Balance as	Included	Other	Issuances	Net	as of	Relating to
	of December 31,	in	Comprehensive	and	Transfers	June 30,	Assets Held at
	2008	Earnings	Income	Settlements	in (out)	2009	June 30, 2009
Assets:
Fixed maturities available
for sale	$89,499	$-	$4,211	$(60)	$(15,946)	$77,704	$4,211
Equity securities available
for sale	5,141	-	-	-	-	5,141	-
Total	$94,640	$-	$4,211	$(60)	$(15,946)	$82,845	$4,211

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$755	$(1,685)	$-	$51	$-	$(879)	$(1,685)

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

The Company had no transfers into Level 3 for the second quarter and six months ended June 30, 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below is a summary of fair value estimates as of June 30, 2009 and December 31, 2008 for financial instruments, as defined by SFAS No.107.  In accordance with SFAS No. 107, the Company has not included assets and liabilities that are not financial instruments in this disclosure.  The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments:
Fixed maturities available for sale	$2,416,429	$2,416,429	$2,342,873	$2,342,873
Equity securities available for sale	41,600	41,600	44,537	44,537
Mortgage loans	442,319	445,671	445,389	449,228
Policy loans	86,886	86,886	88,304	88,304
Cash and short-term investments	73,294	73,294	44,858	44,858

Liabilities:
Individual and group annuities	976,892	955,093	956,216	938,023
Notes payable	-	-	2,900	2,900
Supplementary contracts without
life contingencies	59,630	55,657	61,268	54,327

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	Whether the Company intends to sell the investment and whether it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

•	The risk that facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

At June 30, 2009, the Company had gross unrealized losses of $170.1 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.2 billion.  In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2.  Accordingly, the Company bifurcated these impairments between credit and non-credit impairments.  As identified in the Consolidated Statements of Income, the Company had non-credit impairments of $15.7 million on securities considered to be impaired.  As of December 31, 2008, the Company had gross unrealized losses of $231.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion. The decrease in unrealized losses was primarily attributable to decreased credit and liquidity risk discounts in the pricing of financial assets.  Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.  Partially offsetting the decrease in unrealized losses was the implementation of FSP FAS 115-2 and FAS 124-2 in the first quarter.  The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit.  This resulted in an opening balance adjustment to increase gross unrealized losses in the amount of $13.5 million.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

comparisons to collateral performance of similar securities and analyses performed by third parties. This information is used to develop projected cash flows that are compared to the amortized cost of the security.

If a determination is made that an unsecured security, secured security or security with a guaranty of payment by a third party is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit.  The estimate of the portion of impairment due to credit is based upon a comparison of ratings and maturity horizon for the security and relative historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability is adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis is supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

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

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale as of June 30, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,701	$37	$3,210	$122	$4,911	$159
Federal agencies 1	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities 1	2,977	104	5,305	67	8,282	171
Subtotal	4,678	141	8,515	189	13,193	330
Corporate obligations
Industrial	65,702	2,900	95,946	9,607	161,648	12,507
Energy	44,762	2,747	65,042	2,856	109,804	5,603
Technology	649	27	10,375	1,328	11,024	1,355
Communications	16,818	2,452	29,886	3,616	46,704	6,068
Financial	38,657	7,884	190,357	36,849	229,014	44,733
Consumer	27,207	1,732	115,709	8,109	142,916	9,841
Public utilities	65,761	4,069	35,311	1,934	101,072	6,003
Total corporate obligations	259,556	21,811	542,626	64,299	802,182	86,110
Corporate private-labeled
mortgage-backed securities	2,944	3,050	185,395	46,806	188,339	49,856
Other	58,288	3,593	120,597	26,549	178,885	30,142
Redeemable preferred stocks	-	-	4,620	380	4,620	380
Fixed maturity securities	325,466	28,595	861,753	138,223	1,187,219	166,818
Equity securities:
Financial	3,165	1,579	5,653	1,651	8,818	3,230
Other	1,415	11	-	-	1,415	11
Equity securities	4,580	1,590	5,653	1,651	10,233	3,241
Total	$330,046	$30,185	$867,406	$139,874	$1,197,452	$170,059

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances.  In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability.  Other comprehensive income (loss) also includes deferred income taxes on these items.  The table below provides information about comprehensive income (loss) for the second quarters and six months ended June 30, 2009 and 2008.

	Quarter ended June 30		Six Months ended June 30
	2009	2008	2009	2008
Total unrealized gains (losses) arising during the year	87,565	(69,226)	$85,087	(93,282)
Less:
Realized investment gains (losses), excluding
impairment losses	2,595	752	2,843	752
Other-than-temporary impairment losses
recognized in earnings	(4,425)	(10,225)	(25,831)	(10,225)
Other-than-temporary impairment losses
recognized in comprehensive income (loss)	403	-	15,691	-
Net unrealized gains (losses) excluding impairment losses	88,992	(59,753)	92,384	(83,809)
Minimum pension liability	4,666	-	4,666	-
Effect on DAC	(27,418)	2,992	(30,130)	4,413
Policy holder account balance	-	439	-	396
Deferred income taxes	(21,551)	19,713	(21,789)	27,650
Other comprehensive income (loss)	44,689	(36,609)	45,131	(51,350)
Net income	8,044	1,677	3,496	5,279
Comprehensive income (loss)	52,733	(34,932)	$48,627	(46,071)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at June 30, 2009.

	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Minimum	DAC/
	Non-Impaired	Impaired	Pension	VOBA
	Securities	Securities	Liability	Impact	Tax Effect	Total

Beginning of year	$(189,916)	$(2,197)	$(48,523)	$65,534	$44,303	$(130,799)
Cumulative effect of change in
accounting principle	-	(13,507)	-	3,355	3,553	(6,599)
Other comprehensive income (loss)	100,266	(7,882)	4,666	(30,130)	(21,789)	45,131
End of period	$(89,650)	$(23,586)	$(43,857)	$38,759	$26,067	$(92,267)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides a rollforward of credit losses recognized in earnings for the second quarter and six months ended June 30, 2009.

	Quarter ended	Six Months ended
	June 30	June 30
	2009	2009
Credit losses on securities held at beginning of period in other
comprehensive income	$11,831	$5,713
Additions for credit losses not previously recognized in other-than-
temporary impairment	517	6,500
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	143	278
Reductions for securities sold during the period (realized)	(2,072)	(2,072)
Reductions for securities previously recognized in other	-	-
comprehensive loss earnings because of intent to sell the security
before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	(914)	(914)
Credit losses on securities held at the end of period in other
comprehensive income	$9,505	$9,505

6.  ACCUMULATED EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective for the period ended March 31, 2009, the Company adopted FSP FAS 115-2 and FAS 124-4.  Pursuant to this FSP, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit.  As a result, the Company determined that $13.5 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the six-month period ended as of June 30, 2009.  Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of ratings and maturity horizon for the security relative to historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability was adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis was supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

VOBA and income taxes.  The methodology by which DAC and VOBA are calculated and applied to realized gains and losses is different than the methodology employed to calculate DAC and VOBA charges on unrealized gains and losses and results in differences among the transfer between retained earnings and accumulated other comprehensive loss.

In the implementation of this FSP, the Company recorded an opening balance adjustment that increased retained earnings in the amount of $8.4 million and increased accumulated other comprehensive loss in the amount of $6.6 million.  The adjustment to retained earnings consisted of an increase of $8.8 million related to non-credit impairments taken in prior periods, net of tax.  This adjustment also included a $0.4 million decrease due to offsetting adjustments to DAC and VOBA, net of tax.  The adjustment to accumulated other comprehensive loss consisted of a decrease of $8.8 million related to non credit impairments taken in prior periods, net of tax.  This adjustment also included a $2.2 million increase due to offsetting adjustments to DAC and VOBA, net of tax.

7.  NOTES PAYABLE

The following table provides information for Notes Payable.

	June 30	December 31
	2009	2008
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently no borrowings, (0.95% at
December 31, 2008), secured by mortgage-backed securities
totaling $81,562 ($102,155 at December 31, 2008)	$-	$2,900
	$-	$2,900

As a member of the FHLB with a capital investment of $5.1 million, the Company has the ability to borrow on a collateralized basis from the FHLB.  The Company received dividends on the capital investment in the FHLB of less than $0.1 in both the second quarter and six-month periods ended June 30, 2009.  Dividends received in the second quarter of 2008 were $0.1 million and were $0.2 million in the six-month period ended June 30, 2008.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates, currently $40.0 million at 0.92% and $20.0 million at 1.56%.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines as they come due.

All borrowings are used to enhance liquidity and investment strategies.

8.  INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported.  The average number of shares outstanding was 11,514,586 and 11,585,643 for the quarters ended June 30, 2009 and 2008, respectively.  The average number of shares outstanding was 11,486,599 and 11,649,642 for the six months ended June 30, 2009 and 2008, respectively.

9.  INCOME TAXES

The second quarter income tax expense was $4.4 million or 36% of income before tax for 2009, versus $0.6 million or 25% of income before tax for the prior year period.  The income tax expense for the six months ended June 30, 2009 was $2.0 million or 37% of income before tax, versus $2.6 million or 33% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2009 was greater than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax.  This favorable difference was offset by an expense of 2% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.  The effective income tax rate in the six months ended June 30, 2009 was greater than the prevailing corporate income tax rate of 35%.  This was primarily due to an expense of 5% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency exceeding the benefit of 3% of income before tax related to the permanent differences.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The effective income tax rate in the second quarter of 2008 was lower than the prevailing corporate federal income tax rate of 35%, primarily due to a change in projected effective tax rate, the dividends received deduction and other permanent deductions.  The primary reason for the change in the projected effective tax rate was a revision to the projected income estimate for the year ending December 31, 2008.  This estimate of earnings is one part of the income tax expense calculation for each reporting period.  This determination resulted in a lower projected effective tax rate for the year, which reduced income tax expense for the second quarter.  The impact of the change in projected effective tax rate was a benefit of approximately 6% of income before tax.  The combined impact of the dividends received deduction and other permanent differences was a benefit of approximately 4% of income before tax.

The effective income tax rate in the six months ended June 30, 2008 was lower than the prevailing corporate federal income tax rate of 35%, primarily due to the dividends received deduction and other permanent differences.  The combined impact of the dividends received deduction and other permanent differences was 2% of income before tax.

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

Separate investment portfolios are maintained for each of the three life insurance companies.  However, investment assets and income are allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities. Home office functions are fully integrated for all segments in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations1	Total
Insurance revenues:
Second quarter:	2009	$28,956	$11,838	$15,460	$(138)	$56,116
	2008	31,134	12,114	15,342	(147)	58,443
Six months:	2009	61,687	24,654	30,826	(282)	116,885
	2008	63,170	23,967	30,729	(296)	117,570

Net investment income:
Second quarter:	2009	$41,338	$133	$3,134	$-	$44,605
	2008	42,258	134	3,224	-	45,616
Six months:	2009	81,255	270	6,219	-	87,744
	2008	85,336	255	6,488	-	92,079

Net income (loss):
Second quarter:	2009	$7,435	$(573)	$1,182	$-	$8,044
	2008	2,014	(1,177)	840	-	1,677
Six months:	2009	2,864	(777)	1,409	-	3,496
	2008	5,776	(1,048)	551	-	5,279

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter ended		Quarter ended
	June 30		June 30
	2009	2008	2009	2008

Service cost	$630	$602	$93	$194
Interest cost	2,427	1,942	213	349
Expected return on plan assets	(1,788)	(2,465)	(5)	(13)
Amortization of:
Unrecognized actuarial loss	1,878	600	(235)	43
Unrecognized prior service cost	(192)	(169)	(31)	(93)
Net periodic benefit cost	$2,955	$510	$35	$480

	Pension Benefits		Other Benefits
	Six Months ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008

Service cost	$1,118	$1,180	$262	$391
Interest cost	3,984	3,804	541	705
Expected return on plan assets	(3,685)	(4,829)	(15)	(26)
Amortization of:
Unrecognized actuarial loss	2,361	1,176	(200)	87
Unrecognized prior service cost	(323)	(331)	(77)	(188)
Net periodic benefit cost	$3,455	$1,000	$511	$969

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

No payments were made during the first six months of 2009 for the three-year interval ended December 31, 2008.  In the first six months of 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end.  No accrual was required for the second quarter of 2009.  The cost of share-based compensation accrued as an operating expense in the second quarter of 2008 was $0.1 million, net of tax.  The change in accrual for share-based compensation that reduced operating expense in the first six months of 2009 was $0.1 million, net of tax.  The cost of compensation accrued as an operating expense for the six-month period ended June 30, 2008 was $0.2 million, net of tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

13.  COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments.  At June 30, 2009, the Company had purchase commitments to fund mortgage loans and other investments of $13.9 million.  Subsequent to June 30, 2009, the Company entered into commitments to fund additional mortgage loans of $4.0 million and purchase of affordable housing real estate investments of $6.6 million.

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

16.  SUBSEQUENT EVENTS

On July 27, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 12, 2009 to stockholders of record on August 6, 2009.

Subsequent to June 30, 2009, the credit and liquidity crisis in the United States and throughout the global financial system continued to generate substantial volatility in the financial markets and the banking system.  Should this environment and similar events continue, such subsequent events could have a significant impact on the Company’s investment portfolio.  The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of June 30, 2009 has not changed.

The Company filed two Forms S-8 with the Securities and Exchange Commission on July 9, 2009.  The first Form S-8 was to register an additional 1,100,000 shares of the common shares and plan interests relating to the Thirty-First Amendment and Restatement of the Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended for which securities of the same class were registered on a registration statement on Form S-8 previously filed and effective on June 20, 2000.  The second Form S-8 was to register an additional 200,000 shares of the Company’s common stock issued to the Kansas City Life Deferred Compensation Plan (the “Plan”), as amended and the Company’s Deferred Compensation Obligations issued in accordance with and pursuant to the Plan.  In conjunction with these filings, an additional 114,138 shares of the Company’s common stock were issued from treasury and became outstanding.

The Company filed two Forms S-3 with the Securities and Exchange Commission on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Subsequent to June 30, 2009, the Company began discontinuing purchase and sale transactions of the Company’s common stock with employee benefit plans sponsored by the Company.  The Company’s benefit plans will instead conduct such transactions in the open market.

Subsequent events have been evaluated through July 30, 2009, which is the date that the financial statements have been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results.  The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2009 and 2008 and the financial condition of the Company as of June 30, 2009.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2008 Form 10-K.

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

The Company earns revenues primarily from premiums received from the sale of life, annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets.  Revenues from the sale of traditional life insurance and immediate annuity products and accident and health products are reported as premium income for financial statement purposes.  Considerations for supplemental contracts with life contingencies are reported as part of other revenues.  However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplemental contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Statements of Cash Flows.  Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sales of life, annuity, and accident and health products;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;
•	The rate of morbidity, disability and incurrence of other policyholder benefits;

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Strong sales competition, highly competitive products and a very difficult economic environment present significant challenges to the Company from a new sales perspective.  The Company’s primary emphasis is on expanding sales of individual life products.  The Company’s continued focus is on delivering competitive products for a reasonable cost, superior customer service, excellent financial strength and superior sales and marketing support to the field force.

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

Starting in 2007 and continuing into 2009, negative market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues.  The interest rate and credit environment continue to present a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities.  These negative conditions may persist into the future as the credit and equity markets continue to be severely challenged, particularly in the financial services sector.  The Company is broadly diversified and has high quality investments, as 93% of all fixed maturity securities were investment grade at June 30, 2009.  However, as a result of the consolidations currently occurring in the financial services sector, diversification in this sector will be a challenge until greater market stabilization occurs.  In addition, the U.S. Government’s entrance into private company arrangements and specific guarantees may add further complications to a variety of issues, yet to be fully determined.

The improvement in net income for the second quarter of 2009 compared to the second quarter of 2008 was due to several factors.  First, the Company had a net realized loss of $1.4 million in the second quarter of 2009 compared to $8.4 million in the second quarter of 2008.  In the second quarter of 2009, write-downs of investments due to the recognition of other-than-temporary impairments totaled $4.0 million, compared to $10.2 million in the second quarter of 2008.  Second, policyholder benefits decreased, reflecting lower death benefits and a reduction in benefit and contract reserves.  Partially offsetting these, income tax expense increased largely due to higher pretax income.  In addition, operating expenses increased due to higher legal fees and pension costs.  The decrease in net income for the first six months of 2009 compared to the same period in 2008 was also due to several factors.  Net investment income declined and operating expenses increased during the six months.  The increase in operating expenses reflected higher salaries and benefits, legal fees and pension costs.  Partially offsetting these unfavorable variances, policyholder benefits decreased due to lower death benefits and a reduction in benefit and contract reserves.  Also, the Company had a net realized loss on investments of $6.1 million in the first six months of 2009 compared to $8.3 million one year earlier.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Consolidated Results of Operations

Summary of Results
The Company’s net income increased $6.4 million or 380% in the second quarter of 2009, versus the same quarter in the prior year, to a total of $8.0 million.  Net income per share increased $0.56 or 400% and was $0.70 per share versus $0.14 per share in the second quarter of 2008.  Net income for the six months decreased $1.8 million or 34% compared to last year, to $3.5 million.  Net income per share decreased $0.15 or 33% and was $0.30 per share.

The largest factor in the increase in the second quarter of 2009 was a $9.2 million or 20% decline in policyholder benefits.  This decline was due to lower death benefits and a reduction in benefit and contract reserves.  Also contributing to the increase in net income was reduced net realized investment losses, which totaled $1.4 million versus $8.4 million in the second quarter of 2008.  Partially offsetting these, total premiums decreased $2.3 million or 5% as annuity premiums decreased $2.0 million or 55%.  Operating expenses increased $3.3 million, reflecting higher legal fees and pension costs.  Also, income tax expense increased during the second quarter, reflecting higher pretax income.

The decline in net income for the six months versus the same period one year ago largely resulted from a $4.3 million reduction in net investment income and a $5.1 million increase in operating expenses.  These were partially offset by a $6.0 million decrease in policyholder benefits due to lower death benefits and a reduction in benefit and contract reserves and reduced realized investment losses.  Realized investment losses were $6.1 million in the first six months of 2009 versus $8.3 million in the same period one year ago.

Sales
The Company measures sales in terms of new premiums and deposits.  Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company’s marketing plan has been to focus its primary growth strategies on individual life insurance business in both the Individual Insurance and Old American segments.  This growth strategy includes new premiums for individual life products and new deposits for universal life and variable universal life products.  The marketing plan includes strategies to grow the business through the Company’s existing sales force and the addition of new general agents and agents.  The Company believes that growth in both the number of general agents and agents is essential to this strategy.  Accordingly, the Company has placed an emphasis on recruiting new general agents and agents over the past two years and on providing more training and direct support within the field.  In addition, the growth strategy also encourages a product mix that includes both life and annuity products.  The Company’s marketing and product strategy also allows the Company the flexibility to identify niches in the existing market environments and to react quickly to be able to take advantage of short-term opportunities when they occur.

The Company also markets a series of group products, as identified in the Group Insurance segment discussed below.  These products include group life, dental, disability, and vision products.  The primary growth strategies for this segment include increased productivity of the existing group representatives and continued expansion of the group distribution system.  Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter ended June 30
	2009	%	2008	%
New premiums:
Individual life insurance	$3,419	5	$3,258	8
Immediate annuities	1,641	(55)	3,613	29
Group life insurance	324	(43)	566	62
Group accident and health insurance	2,382	(17)	2,872	6
Total new premiums	7,766	(25)	10,309	16
Renewal premiums	35,410	1	35,153	(3)
Total premiums	$43,176	(5)	$45,462	1

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months ended June 30
	2009	%	2008	%
New premiums:
Individual life insurance	$6,687	4	$6,411	7
Immediate annuities	6,000	(9)	6,588	74
Group life insurance	775	(28)	1,080	63
Group accident and health insurance	4,781	(13)	5,484	1
Total new premiums	18,243	(7)	19,563	23
Renewal premiums	71,473	2	70,386	(2)
Total premiums	$89,716	-	$89,949	2

Consolidated total premiums decreased 5% in the second quarter of 2009 versus the same period in the prior year, as total new premiums declined 25% and total renewal premiums increased 1%.  New premiums decreased $2.5 million, largely due to a $2.0 million decrease in immediate annuities.  While a consistent number of annuity policies were issued, the dollar amount of the policies was lower during the quarter compared to last year, reflecting in part tighter consumer spending.  New individual life premiums increased 5%, as new premiums in the Old American segment increased 17%.  The increase in new premiums from the Old American segment reflects a combination of expanded distribution and improved agent contracts and enhanced distribution expansion.  New group life premiums decreased 43% and new group accident and health premiums decreased 17%, largely due to lower dental premiums.  Total renewal premiums increased $0.3 million, largely due to an increase in group life premiums.

Total premiums for the six months were flat compared to one year ago.  Total new premiums decreased 7% while total renewal premiums increased 2%.  Total new individual life premiums increased 4%, reflecting a 13% increase in new individual life premiums at the Old American segment.  Offsetting this increase, new immediate annuities decreased 9%, new group life insurance premiums declined 28% and new group accident and health insurance premiums declined 13%.  The decrease in new group accident and health premiums was largely due to a 20% decline in new dental premiums at the Group Insurance segment.  The Company periodically adjusts its pricing on the dental product to align with its product profit expectations.  Total renewal premiums increased $1.1 million as group life premiums increased 10% and group accident and health premiums increased 7%.  The increase in group accident and health premiums was largely due to an 8% increase in renewal dental premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2009 and 2008.  New deposits are also detailed by product.

	Quarter ended June 30
	2009	%	2008	%
New deposits:
Universal life insurance	$2,130	(9)	$2,346	(13)
Variable universal life insurance	293	(42)	505	(2)
Fixed deferred annuities	30,016	410	5,885	4
Variable annuities	4,901	(33)	7,302	2
Total new deposits	37,340	133	16,038	-
Renewal deposits	31,571	(6)	33,679	(2)
Total deposits	$68,911	39	$49,717	(1)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months ended June 30
	2009	%	2008	%
New deposits:
Universal life insurance	$3,960	(16)	$4,741	(13)
Variable universal life insurance	697	(31)	1,009	(28)
Fixed deferred annuities	45,328	296	11,435	(5)
Variable annuities	7,761	(48)	15,011	17
Total new deposits	57,746	79	32,196	2
Renewal deposits	65,112	(2)	66,183	(8)
Total deposits	$122,858	25	$98,379	(5)

Total new deposits increased $21.3 million or 133% in the second quarter of 2009 compared with the second quarter of 2008.  This increase was driven by a $24.1 million or 410% increase in new fixed deferred annuity deposits during the second quarter of 2009.  This increase was largely due to sales of a special rate offering on deferred annuities during the second quarter of 2009.  The Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.  The significant sales of these annuities can also be attributed to changes in consumer preferences resulting from the volatility in the equity markets.  This volatility, along with the general effects of the recessionary environment, is also reflected in the reduction in sales of new universal life deposits, new variable universal life deposits and new variable annuities, which declined 9%, 42% and 33%, respectively in the second quarter compared to one year ago.  However, new universal life and variable annuity deposit sales improved in the second quarter of 2009 compared with the first quarter of 2009.  Total renewal deposits decreased $2.1 million or 6% in the second quarter versus last year.  This reduction resulted from declines in the following products: a 3% or $0.7 million in universal life deposits, 9% in variable universal life deposits, 4% in fixed deferred annuity deposits and 33% or $1.0 million in variable annuity deposits.

Total new deposits increased $25.6 million or 79% in the first six months of 2009, compared to the same period one year ago.  This increase was due to a $33.9 million increase in new fixed deferred annuity deposits, which nearly quadrupled the amount of deposits during the first six months of 2008.  Partially offsetting this increase, new universal life deposits decreased $0.8 million or 16%, new variable universal life deposits declined $0.3 million or 31% and new variable annuity deposits declined $7.3 million or 48%, compared to one year ago.  Total renewal deposits decreased $1.1 million or 2%, as a 5% increase in fixed deferred annuities was offset by a 2% decline in universal life deposits, a 6% decrease in variable universal life deposits and a 5% decrease in variable annuities.

Insurance Revenues
Insurance revenues consist of premiums from traditional insurance products and contract charges less reinsurance ceded.  In the second quarter of 2009, total insurance revenues decreased $2.3 million or 4%, reflecting a 5% decrease in total premiums and a 1% decrease in contract charges.  These declines were partially offset by a 2% decline in reinsurance ceded premiums.  Total annuity premiums decreased 55%, and total accident and health premiums decreased 4%.  Total individual life premiums were flat compared with last year.  Total group accident and health premiums decreased 3%, while total group life premiums increased 2%.  Total individual life premiums were flat from both the Individual Insurance segment and the Old American segment.

Total insurance revenues decreased $0.7 million or 1% as contract charges decreased $0.9 million or 2% for the six months.  Total premiums were essentially flat and reinsurance ceded decreased $0.4 million or 2%.  Total accident and health premiums increased 2% but were offset by a 9% decline in total annuity premiums.  Total individual life premiums were also flat compared to last year.  The increase in accident and health premiums reflected an 8% increase in renewal dental premiums.  Total group life premiums increased 3%.  Total individual life premiums were flat in both the Individual Insurance segment and the Old American segment.

Contract charges consist of fees charged on universal life, deposit or investment products.  Total contract charges declined 1% in the second quarter and 2% in the six months.   These declines can largely be attributed to two factors: lower account balances on variable contracts and the runoff of closed blocks.  The Company has purchased blocks of policies and companies with the express intent of servicing these blocks to achieve purchased profit streams.  The contract charges on these closed blocks declined 2% in the second quarter and 4% for the six months.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Reinsurance ceded decreased 2% in both the second quarter and six months versus last year.  While reinsurance ceded was relatively flat for the Individual Insurance and Group segments, reinsurance ceded in the Old American segment declined 13% in both the second quarter and six months, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues
Net investment income is stated net of investment expenses.  Net investment income declined 2% in the second quarter and 5% in the six months compared with the same periods one year ago.  Net investment income results were negatively impacted by changes in the Company’s invested asset base and yields available on the portfolio.  In addition, expenses associated with investment income declined, favorably impacting results.

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans.  Gross investment income declined $1.3 million or 3% in the second quarter of 2009 and $5.1 million or 5% in the six months, compared with the same periods in 2008.  These decreases primarily resulted from a decline in gross investment income from reduced investment assets and a decline from lower investment yields.  The decline in investment assets reflects declines in book value due to sales, maturities and calls.  The lower yield includes reductions due to lower rates on new fixed-rate investments and rate resets of floating rate notes, reduced values on equity investments, and maturities and calls on securities with yields greater than the portfolio average.

Investments in mortgage loans totaled $442.3 million at June 30, 2009, down $3.1 million from December 31, 2008.  Almost all of the mortgages were commercial loans on industrial warehouses and office properties.  Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.  The mortgage loan valuation reserve was $3.4 million at June 30, 2009, unchanged from December 31, 2008.  The valuation reserve for mortgage loans is maintained at a level believed to be adequate by management to absorb estimated credit losses.  Management’s periodic evaluation and assessment of the adequacy of the valuation reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  The Company had one loan with past-due scheduled payments of more than 60 days at June 30, 2009.  However, subsequent to quarter-end, the loan was paid off in full in accordance with the terms of the note.  No mortgage loans were delinquent or foreclosed upon and transferred to real estate investments during 2009 or 2008.  No mortgage loans were delinquent at December 31, 2008.  The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

Investment income from mortgage loans decreased $0.2 million in the second quarter and $0.3 million in the six months compared to one year ago.  These declines were due to lower rates earned on new loans, lower prepayment fees and a lower total volume of loans.

Real estate investments were $108.4 million at June 30, 2009, compared to $99.6 million at December 31, 2008.  Real estate investments consist principally of office buildings and industrial warehouses that are both in use and under development, and investments in multi-family and single-family residential properties, including affordable housing properties.  The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues.  The Company also invests in unimproved land for future development.  Properties have been acquired through individual purchases, build-to-suit and speculative development.  The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale.  The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.  Investment income on real estate was essentially flat in the second quarter but increased 3% in the first six months of 2009.  Higher rental income resulted from an increase in occupancy in certain real estate properties.

Short-term investments totaled $63.1 million at June 30, 2009, up from $35.1 million at December 31, 2008.  Short-term invested assets consist primarily of money-market funds.  The increase in short-term investments is a reflection of increased receipts from deposit products and the timing of the placement of new long-term investments.  Income on short-term investments declined $0.1 million in the second quarter and $0.4 million in the first six months of 2009.  These declines were due to a decline in yields.

Investment income is stated net of investment expenses.  Investment expenses decreased $0.3 million or 12% in the second quarter and $0.8 million or 13% in the six months compared to last year.  Interest expense on short-term notes payable

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

decreased in both the second quarter and six months compared to last year.  The Company has an investment in the Federal Home Loan Bank from which it is allowed to borrow money at favorable interest rates.  The Company periodically borrows and subsequently reinvests these proceeds.  The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings.  The Company had no notes payable outstanding at June 30, 2009.

The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2009 and 2008.

	Quarter ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Gross gains resulting from:
Sales of investment securities	$2,443	$-	$2,443	$3
Investment securities called, put and other	101	647	344	1,195
Sales of real estate	-	562	661	576
Other investment gains	68	-	74	1
Total gross gains	2,612	1,209	3,522	1,775
Gross losses resulting from:
Sales of investment securities	-	(3)	-	(448)
Investment securities called, put and other	(2)	-	(2)	-
Other investment losses	(13)	-	(14)	-
Total gross losses	(15)	(3)	(16)	(448)
Amortization of DAC and VOBA	(5)	610	500	609
Net realized investment gains, excluding
impairment losses	2,592	1,816	4,006	1,936

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(4,425)	(10,225)	(25,831)	(10,225)
Portion of loss recognized in comprehensive
income (loss)	403	-	15,691	-
Net impairment losses recognized in earnings	(4,022)	(10,225)	(10,140)	(10,225)
Realized investment losses	$(1,430)	$(8,409)	$(6,134)	$(8,289)

The Company recorded net realized investment losses of $1.4 million in the second quarter of 2009 compared with $8.4 million in the second quarter of 2008.  During the second quarter of 2009, investment losses of $4.0 million were due to write-downs of certain investment securities that were considered other-than-temporarily impaired.  These were partially offset by $2.4 million in gains on the sale of investment securities.  All of this amount was realized on the sale of investment securities that had been previously written down due to other-than-temporary impairments. The financial sector and mortgage-related securities have been hit hard by economic pressures, and economic stress has spread to virtually all sectors and asset classes.  This has resulted in large price dislocations that have affected a broad range of securities and companies.

Net realized investment losses for the six months totaled $6.1 million in 2009 compared to $8.3 million in 2008.  Investment losses of $10.1 million were due to write-downs of investment securities during the six months, $4.0 million from the second quarter and $6.1 million from the first quarter of 2009.  These were partially offset by $2.4 million in gains on the sale of investment securities, $0.7 million of investment gains on the sale of real estate and $0.3 million of investment gains realized on securities called, put and other.  The net realized investment loss in the first six months of 2008 was largely due to $10.2 million of write-downs of investment securities.  These were partially offset by $0.6 million of investment gains realized on the sale of real estate and $1.2 million of investment gains realized on securities called, put and other.

The Company’s analysis of securities for the quarter ended June 30, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $4.0 million due to credit impairments.  The aggregate impairment for these securities was $4.4 million, and $0.4 million of this amount was determined to be non-credit and was recognized in other comprehensive loss.  The total fair value of the affected securities after the write-downs was $15.3 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Following is a description of the securities that were written down during the second quarter of 2009:

•
Three securities (from two issuers) were mortgage-backed securities that were written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was a collateralized debt obligation (CDO) that was written down $0.2 million.  This security has been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.

•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.5 million.  This company has been affected by the credit crisis, forcing reduced access to liquidity and higher borrowing costs.  The Company determined that a credit-related impairment had occurred.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $2.2 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.

The Company’s analysis of securities for the quarter ended March 31, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $6.1 million due to credit impairments.  The aggregate impairment for these securities was $21.4 million, and $15.3 million of this amount was determined to be non-credit and was recognized in other comprehensive loss.  The total fair value of the affected securities after the write-downs was $21.0 million.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

Following is information regarding the other-than-temporarily impaired write-downs of investment securities by sector for the second quarter of 2009: $2.7 million was from the financial sector; $0.1 million was from corporate private-labeled mortgage-backed securities; $0.2 million was from the asset-backed securities sector; and $1.0 million was from the communications sector.  The other-than-temporarily impaired write-downs of investment securities by sector for the first quarter of 2009 included: $1.5 million from the financial sector; $0.7 million from corporate private-labeled mortgage-backed securities; $2.7 million from the industrial sector; and $1.2 million from the consumer, non-cyclical sector.

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

•
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

•
Two securities were collateralized debt obligations (CDOs) and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

•
One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter.

•
One security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding fixed maturity securities by sector as of June 30, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$61,245	2%	$56,334	$2,559	$4,911	$159
Federal agencies 1	64,632	3%	64,632	2,165	-	-
Federal agency issued
mortgage-backed securities 1	208,426	9%	200,144	8,190	8,282	171
Subtotal	334,303	14%	321,110	12,914	13,193	330
Corporate obligations:
Industrial	404,597	17%	242,949	10,000	161,648	12,507
Energy	199,738	8%	89,934	5,146	109,804	5,603
Technology	37,565	2%	26,541	1,661	11,024	1,355
Communications	76,775	3%	30,071	1,675	46,704	6,068
Financial	351,116	14%	122,102	5,244	229,014	44,733
Consumer	312,810	13%	169,894	7,206	142,916	9,841
Public utilities	279,016	12%	177,944	10,001	101,072	6,003
Subtotal	1,661,617	69%	859,435	40,933	802,182	86,110
Corporate private-labeled
mortgage-backed securities	210,954	9%	22,615	583	188,339	49,856
Other	204,935	8%	26,050	1,186	178,885	30,142
Redeemable preferred stocks	4,620	-	-	-	4,620	380
Total	$2,416,429	100%	$1,229,210	$55,616	$1,187,219	$166,818

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding fixed maturity securities by sector as of December 31, 2008.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$66,019	3%	$59,215	$2,732	$6,804	$399
Federal agencies 1	76,209	3%	76,209	4,074	-	-
Federal agency issued
mortgage-backed securities 1	221,522	9%	167,185	4,193	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Subtotal	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	14,033	-	5,099	52	8,934	1,089
Total	$2,342,873	100%	$886,909	$38,599	$1,455,964	$230,098

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2008, the Company had $230.1 million in gross unrealized losses on fixed maturities which were partially offset by $38.6 million in gross unrealized gains.  At June 30, 2009, the Company’s unrealized losses had decreased to $166.8 million and were partially offset by $55.6 million in gross unrealized gains.  This is a reduction of $80.3 million in net unrealized losses in the six-month period.  Approximately 52% of the gross unrealized losses at June 30, 2009 were in the category of corporate obligations.  The financial sector was the single largest contributor to that category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets.  In addition, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industries, accounted for 30% of the gross unrealized losses at June 30, 2009.

The following table identifies fixed maturity securities available for sale by rating.

	June 30, 2009		December 31, 2008
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$649,543	27%	$751,995	32%
AA	136,475	6%	193,074	8%
A	653,349	27%	652,806	29%
BBB	812,305	33%	639,948	27%
Total investment grade	$2,251,672	93%	2,237,823	96%
BB	92,667	4%	74,961	3%
Other	72,090	3%	30,089	1%
Total below investment grade	164,757	7%	105,050	4%
	$2,416,429	100%	$2,342,873	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

As of June 30, 2009, 93% of all fixed maturity securities were investment grade compared to 96% at December 31, 2008.  These percentages reflect the high quality of securities maintained by the Company.

Analysis of Unrealized Losses on Securities
The Company reviews all security investments, particularly those having unrealized losses.  Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk.  These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer.  The Company also prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary.  This process involves monitoring market events and other items that could impact issuers such as:

•	Intent and ability to make all principal and interest payments when due;
•	Near-term business prospects;
•	Cash flow and liquidity;
•	Credit ratings;
•	Business climate;
•	Management changes;
•	Litigation and government actions; and
•	Other similar factors.

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s ability to hold a security to maturity or until it recovers in value;
•	Whether the Company intends to sell the investments and whether it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit.
These risks and uncertainties include but are not limited to:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	The risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer;
•	The risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated;
•	The risk that the performance of the underlying collateral for securities could deteriorate in the future and the
•	Company’s credit enhancement levels and recovery values do not provide sufficient protection to the Company’s contractual principal and interest;
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

•	The risk that the facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  These difficulties deepened and have expanded through 2009.  Market dislocations have exacerbated credit issues as some historically liquid markets, such as asset-backed commercial paper, auction-rate securities and bank financing have contracted.  Demand for securitized investments has also fallen significantly.  The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At June 30, 2009, the Company had investments with subprime residential mortgage exposure of $17.7 million and a related $13.6 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets.  These investments fall under the Company’s normal process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of June 30, 2009.

	Carrying	Amortized	Unrealized
	Value	Cost	Losses	%
Residential & Non-agency MBS1
Investment Grade:
Vintage 2003 and earlier	$93,918	$98,014	$(4,096)	5%
2004	65,638	80,621	(14,983)	20%
2005	29,285	42,715	(13,430)	18%
2006	4,400	5,881	(1,481)	2%
2007	-	-	-	-
Total investment grade	193,241	227,231	(33,990)	45%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	27,267	50,944	(23,677)	31%
2006	2,556	6,615	(4,059)	5%
2007	2,944	5,993	(3,049)	4%
Total below investment grade	32,767	63,552	(30,785)	40%

Other Structured Securities:
Investment grade	105,280	111,763	(6,483)	9%
Below investment grade	40,805	44,974	(4,169)	6%
Total other	146,085	156,737	(10,652)	15%
Total structured securities	$372,093	$447,520	$(75,427)	100%

1 This chart accounts for all vintages owned by the Company.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Identified below are tables that divide these investment types amount vintage and credit ratings as of December 31, 2008.

	Carrying	Amortized	Unrealized
	Value	Cost	Losses	%
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$105,722	$113,645	$(7,923)	9%
2004	63,843	81,142	(17,299)	21%
2005	61,672	94,517	(32,845)	39%
2006	7,740	12,890	(5,150)	6%
2007	2,005	2,005	-	-
Total investment grade	240,982	304,199	(63,217)	75%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	-	-	-	-
2006	-	-	-	-
2007	-	-	-	-
Total below investment grade	-	-	-	-

Other Structured Securities:
Investment grade	135,625	156,232	(20,607)	24%
Below investment grade	3,270	4,031	(761)	1%
Total other	138,895	160,263	(21,368)	25%
Total structured securities	$379,877	$464,462	$(84,585)	100%

1 This chart accounts for all vintages owned by the Company.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of June 30, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,701	$37	$3,210	$122	$4,911	$159
Federal agencies 1	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities 1	2,977	104	5,305	67	8,282	171
Subtotal	4,678	141	8,515	189	13,193	330
Corporate obligations
Industrial	65,702	2,900	95,946	9,607	161,648	12,507
Energy	44,762	2,747	65,042	2,856	109,804	5,603
Technology	649	27	10,375	1,328	11,024	1,355
Communications	16,818	2,452	29,886	3,616	46,704	6,068
Financial	38,657	7,884	190,357	36,849	229,014	44,733
Consumer	27,207	1,732	115,709	8,109	142,916	9,841
Public utilities	65,761	4,069	35,311	1,934	101,072	6,003
Total corporate obligations	259,556	21,811	542,626	64,299	802,182	86,110
Corporate private-labeled
mortgage-backed securities	2,944	3,050	185,395	46,806	188,339	49,856
Other	58,288	3,593	120,597	26,549	178,885	30,142
Redeemable preferred stocks	-	-	4,620	380	4,620	380
Fixed maturity securities	325,466	28,595	861,753	138,223	1,187,219	166,818
Equity securities:
Financial	3,165	1,579	5,653	1,651	8,818	3,230
Other	1,415	11	-	-	1,415	11
Equity securities	4,580	1,590	5,653	1,651	10,233	3,241
Total	$330,046	$30,185	$867,406	$139,874	$1,197,452	$170,059

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$1,591	$260	$5,213	$139	$6,804	$399
Federal agencies 1	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities 1	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	8,934	1,089	-	-	8,934	1,089
Fixed maturity securities	990,106	103,531	465,858	126,567	1,455,964	230,098
Equity securities:
Financial	852	148	5,693	1,610	6,545	1,758
Other	-	-	-	-	-	-
Equity securities	852	148	5,693	1,610	6,545	1,758
Total	$990,958	$103,679	$471,551	$128,177	$1,462,509	$231,856

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At June 30, 2009, $139.9 million or 82% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of 12 months or longer, compared to $128.2 million or 55% at December 31, 2008.  The largest category was corporate obligations, which accounted for 46% at June 30, 2009 compared to 53% at December 31, 2008.

At June 30, 2009, $30.2 million or 18% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of less than 12 months.  This compares to $103.7 million or 45% at December 31, 2008.  Corporate obligations were the largest category, representing 72% and 68%, at June 30, 2009 and December 31, 2008, respectively.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At June 30, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	101 security issues representing 28% of the issues with unrealized losses, including 78% being rated as investment grade, were below cost for less than one year;
•	169 security issues representing 46% of the issues with unrealized losses, including 90% being rated as investment grade, were below cost for one year or more and less than three years; and,
•	97 security issues representing 26% of the issues with unrealized losses, including 85% being rated as investment grade, were below cost for three years or more.

At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and,
•	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 483 at December 31, 2008 to 367 at June 30, 2009.  Total security issues that were below cost for one year or more and less than three years increased 160%, as the economic downturn has continued.  The number of security issues that were below cost for three years or more decreased 22%, as several of these securities have been written down or sold by the Company.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table summarizes the fixed maturity securities with unrealized losses as of June 30, 2009 and December 31, 2008 by ratio of unrealized loss to amortized cost.

	June 30, 2009
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$825,440	$791,867	$33,573
Unrealized losses of 20% or less and greater than 10%	240,370	206,324	34,046
Subtotal	1,065,810	998,191	67,619
Unrealized losses greater than 20% :
Investment grade
Less than six months	46,541	34,703	11,838
Six months or more and less than twelve months	138,676	92,507	46,169
Twelve months or greater	12,523	6,340	6,183
Total investment grade	197,740	133,550	64,190
Below investment grade
Less than six months	3,000	1,262	1,738
Six months or more and less than twelve months	27,933	19,117	8,816
Twelve months or greater	3,986	2,515	1,471
Total below investment grade	34,919	22,894	12,025
Unrealized losses greater than 20%	232,659	156,444	76,215
Subtotal	$1,298,469	$1,154,635	$143,834

Securities owned with previous realized impairment:
Unrealized losses of 10% or less	$1,152	$1,141	$11
Unrealized losses of 20% or less and greater than 10%	3,432	3,065	367
Subtotal	4,584	4,206	378
Unrealized losses greater than 20% :
Investment grade
Less than six months	10,245	5,347	4,898
Six months or more and less than twelve months	5,255	3,918	1,337
Twelve months or greater	-	-	-
Total investment grade	15,500	9,265	6,235
Below investment grade
Less than six months	31,527	16,351	15,176
Six months or more and less than twelve months	3,957	2,762	1,195
Twelve months or greater	-	-	-
Total below investment grade	35,484	19,113	16,371
Unrealized losses greater than 20%	50,984	28,378	22,606
Subtotal	$55,568	$32,584	$22,984
Total unrealized losses	$1,354,037	$1,187,219	$166,818

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$885,917	$842,348	$43,569
Unrealized losses of 20% or less and greater than 10%	397,964	340,187	57,777
Subtotal	1,283,881	1,182,535	101,346
Unrealized losses greater than 20% :
Investment grade
Less than six months	295,534	206,441	89,093
Six months or more and less than twelve months	42,755	25,613	17,142
Twelve months or greater	-	-	-
Total investment grade	338,289	232,054	106,235
Below investment grade
Less than six months	45,631	28,490	17,141
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	-	-	-
Total below investment grade	50,178	30,588	19,590
Unrealized losses greater than 20%	388,467	262,642	125,825
Subtotal	$1,672,348	$1,445,177	$227,171

Securities owned with previous realized impairment:
Unrealized losses of 10% or less	$2,644	$2,454	$190
Unrealized losses of 20% or less and greater than 10%	4,031	3,270	761
Subtotal	6,675	5,724	951
Unrealized losses greater than 20% :
Investment grade
Less than six months	6,476	4,635	1,841
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	6,476	4,635	1,841
Below investment grade
Less than six months	563	428	135
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total below investment grade	563	428	135
Unrealized losses greater than 20%	7,039	5,063	1,976
Subtotal	$13,714	$10,787	$2,927
Total unrealized losses	$1,686,062	$1,455,964	$230,098

Total unrealized losses on fixed maturity securities at June 30, 2009 were $166.8 million.  The Company segments these unrealized losses into those on which other-than-temporary impairments have previously been recorded and those that have not been previously written down.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  Total securities owned without other-than-temporary impairment equaled 86% of total unrealized losses.  These securities are further segmented into three primary categories.  The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $33.6 million or 23% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  The second category reflects total unrealized losses of 20% or less and greater than 10%.  This category totaled $34.0 million or 24% of the total unrealized losses without other-than-temporary impairments.  The third category includes total unrealized losses greater than 20%.  This category totaled $76.2 million or 53% of the total securities without other-than-temporary impairments.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

All securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade.  Securities in the investment grade category had $64.2 million in unrealized losses, while securities rated below investment grade had $12.0 million in unrealized losses at June 30, 2009.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold.  Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $11.8 million and $46.2 million for less than six months and six or more and less than twelve-month periods, respectively, at June 30, 2009.  The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $6.2 million.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $1.7 million for less than six months.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $8.8 million at June 30, 2009.  Below investment grade securities with unrealized losses greater than 20% for twelve months or greater totaled $1.5 million.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have been recorded as of June 30, 2009.  Total unrealized losses of 20% or less and greater than 10% were $0.4 million or 2% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% were $22.6 million or 98% of the total securities with other-than-temporary impairments.

Securities in the investment grade category had $6.2 million in unrealized losses, while securities rated below investment grade had $16.4 million in unrealized losses at June 30, 2009.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $4.9 million and $1.3 million for less than six months and six or more and less than twelve-month periods, respectively, at June 30, 2009.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $15.2 million for less than six months.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $1.2 million at June 30, 2009.

Total unrealized losses on fixed maturity securities at December 31, 2008 were $230.1 million.  Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $89.1 million for less than six months at December 31, 2008.  This represented 71% of total unrealized losses greater than 20% for this category.  Investment grade securities with unrealized losses for six months or more and less than twelve-months totaled $17.1 million.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $17.1 million for less than six months and $2.4 million for six months or more and less than twelve-month periods.  The Company had no securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had been recorded as of December 31, 2008.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $1.8 million for less than six months at December 31, 2008.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $0.1 million for less than six months.

The Company had no securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of June 30, 2009.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$279,791	24%	$40,218	24%
AA	40,125	3%	7,738	5%
A	233,776	20%	29,421	17%
BBB	488,744	41%	53,487	32%
Total investment grade	1,042,436	88%	130,864	78%
BB	81,451	7%	16,161	10%
Other	63,332	5%	19,793	12%
Total below investment grade	144,783	12%	35,954	22%
	$1,187,219	100%	$166,818	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December
31, 2008.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$400,841	28%	$65,896	29%
AA	79,814	5%	12,218	5%
A	384,484	26%	41,718	18%
BBB	499,230	34%	84,121	36%
Total investment grade	$1,364,369	93%	$203,953	88%
BB	67,694	5%	17,742	8%
Other	23,901	2%	8,403	4%
Total below investment grade	91,595	7%	26,145	12%
	$1,455,964	100%	$230,098	100%

As of June 30, 2009, 88% of the fair value of fixed maturity securities with gross unrealized losses were investment grade compared to 93% at December 31, 2008.  In addition, 78% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of June 30, 2009, compared to 88% at December 31, 2008.  These declines are a direct result of an 18% decline in total fixed maturity securities in an unrealized loss position during 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of June 30, 2009 and December 31, 2008.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$29,795	$2,647
Due after one year through five years	216,160	16,134
Due after five years through ten years	384,547	42,533
Due after ten years	355,477	55,097
Total	985,979	116,411
Mortgage and asset-backed securities	196,620	50,027
Redeemable preferred stocks	4,620	380
Total	$1,187,219	$166,818

	December 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$46,704	$1,188
Due after one year through five years	324,178	42,218
Due after five years through ten years	472,169	73,157
Due after ten years	343,121	59,002
Total	1,186,172	175,565
Mortgage and asset-backed securities	260,858	53,444
Redeemable preferred stocks	8,934	1,089
Total	$1,455,964	$230,098

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months at June 30, 2009. The Company has evaluated 48 fixed-maturity securities from 42 issuers in this category, and prepared detailed analyses on these positions.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

•
Nine securities from seven issuers are subprime or Alt-A mortgage-backed securities.  Mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.  All of these securities continue to perform within their contractual obligations.

•
One security is a senior tranche of an asset-backed security structure backed primarily by subprime mortgages on residential properties.  This security has also been affected by the price depreciation in the current market but continues to perform within its contractual obligations.

•
Two securities are commercial mortgage-backed securities (CMBS).  The credit markets have experienced a dislocation that has impacted the price performance of all CMBSs.  However, these securities continue to perform within their contractual obligations.

•
One security is mortgage-backed security backed by subprime collateral.  As previously stated, mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.  This security has a monoline insurance guarantee that is performing according to the terms of the security.

•
Nine securities from seven issuers from financial institutions that have been impacted by the housing and mortgage credit crisis.  The government has supported these institutions through TARP (Troubled Assets Relief Program) funds.  All of these securities continue to perform within their contractual obligations.

•
One security is from a financial institution that has been impacted by the housing and mortgage credit crisis that has not received TARP assistance.  This security continues to perform within its contractual obligations.

•
Six securities from five issuers are trust preferred securities from issuers that have also been negatively impacted by the housing and mortgage credit crisis and have received TARP funds.  All of these securities continue to perform within their contractual obligations.

•
One security is a subprime asset backed security.  Rising delinquencies and defaults in the subprime and non-conforming mortgage markets have resulted in a severe decline in the market value for these securities.  However, this security continues to perform within its contractual obligations.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•
Three securities are from international banking institutions that have been negatively impacted by the effects of both the global credit deterioration and the U.S. housing and mortgage credit crisis.  However, the credit losses have not risen to the level of some of the U.S.-domiciled banking groups, and all have sufficient capital at this time.

•
One security is from a company that sells consumer goods.  Lower sales resulting from a cyclical decline in consumer spending has impacted earnings and cash flows.  However, this security continues to perform within its contractual obligations.

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

•
Three securities from two issuers are real estate investment trusts.  Credit markets have experienced dislocation that has impacted price performance of residential and commercial real estate assets.  These companies maintain unencumbered high quality, well located properties that could be used as collateral for additional liquidity or creditor support, if needed.

•
One security is from a company that manufactures and sells home improvement and building products.  The residential building and remodeling industry has suffered unparalleled declines due to the housing crisis, resulting in revenue declines.  However, it has favorable capital and liquidity positions.

•
One security is from a company in the office equipment industry.  This is a mature industry that has experienced lower sales due to the decline in the economy.  However, this company continues to generate positive cash flows and achieve debt reduction.

•
One security is a senior tranche of an asset backed security from a company that originates and securitizes new and used automobile loans.  While this company is experiencing elevated credit losses and limited access to funding sources due to the credit crisis, it has continued to execute private securitizations.

•
Two securities are collateralized debt obligations (CDO) that have been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.  Both of these securities continue to perform within their contractual obligations.

•
One security is from a company that operates in the book and magazine publishing industries.  These industries are highly competitive and moderately cyclical and have experienced declines related to the economic downturn.  However, this security continues to perform within its contractual obligations.

•
One security is from a diversified, global company that provides a diverse range of products and services for a wide range of industries including air conditioning systems services, industrial technologies and security technologies. While these industries have been negatively impacted by the downturn in construction and industrial production, this security continues to perform within its contractual obligations.

•
One security is from a company that participates in a variety of technology sectors including mobile phones, broadband infrastructure and wireless communications infrastructure products.  This company faces strong competition and is challenged to keep up with new technology and the rapid innovation of its competitors.  However, this security continues to perform within its contractual obligations.

•
One security is from a company involved in entertainment media, outdoor advertising and book publishing.  This company is largely dependent on advertising revenue and is challenged by the shift between advertising in traditional media to digital media.  However, this security continues to perform within its contractual obligations.

The Company has written down certain investments in previous periods.  Securities written down and still owned at June 30, 2009 had a fair value of $42.5 million with a net unrealized loss of $23.6 million, including the impact of the cumulative effect of change in accounting principle.  Comparatively, securities written down and still owned at December 31, 2008 had a carrying value of $29.2 million and a net unrealized loss of $2.2 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded.  The Company’s evaluation process is similar to its impairment evaluation process.  However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted in accordance with Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3).”  Accordingly, in the second quarter of 2009, the Company changed its evaluation of one investment.  The Company believes that it will receive all contractual maturities due on this investment.  This security matures in less than one year and is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio.  The Company’s direct and indirect exposure to financial guarantors totaled $4.9 million and $46.4 million, respectively at June 30, 2009.  The combined total of direct and indirect exposure was less than 2% of the Company’s investment assets at June 30, 2009.

Other Revenues
Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (“LIHTC credits”) and income from the Company’s in-house broker dealer, SFS.  Other revenues decreased $0.2 million or 7% in the second quarter and $0.4 million or 7% in the six months compared to last year.  The decrease that occurred in the second quarter of 2009 was due to a reduction in fees received from variable product managers, resulting from lower sales of variable products and to lower policyholder dividends left with the Company.  These decreases were partially offset by an increase in revenue due to additional sales of LIHTC investments.  The decrease in the six months was also due to the reduction in fees received from variable product managers.  These fees are asset-based charges and will fluctuate with the value of the investments in the separate accounts.  In addition, the decrease was also due to lower policyholder dividends left with the Company and lower sales at the Company’s broker dealer from the decline in the financial markets.  These were partially offset by the additional sales of LIHTC investments.

Policyholder Benefits
Policyholder benefits consist of death benefits (mortality), annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits.  The largest component of policyholder benefits was death benefits for the periods presented.  Death benefits reflect mortality results.  Mortality will fluctuate from period-to-period and has remained within pricing expectations for the periods presented.

Policyholder benefits decreased $9.2 million or 20% in the second quarter and $6.0 million or 7% in the six months compared to a year ago.  These declines were largely due to lower death benefits and a reduction in benefit and contract reserves.  Mortality, as previously stated, fluctuates from period-to-period.  During the second quarter, the Company’s mortality experience was favorable compared to other periods presented and resulted in a reduction of death benefits paid in both the second quarter and six months.  The reduction in benefit and contract reserves reflects, in part, the decline in premiums.  In addition, other benefits, including group accident and health, disability, supplemental contracts, annuities and matured endowments, were flat in the second quarter and increased $1.2 million or 4% in the six months.  The increase in other benefits in the six months was largely due to higher disability benefits.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 157, “Fair Value Measurements,” the Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At June 30, 2009 the fair value decreased, compared to the fair values at both March 31, 2009 and December 31, 2008 due to favorable returns in the capital markets, decreases in market volatility, increases in risk-free (swap) rates and changes in the reference spread used for issuer discount under SFAS  No. 157.  Accordingly, these annuity riders had decreases in value of $1.3 million in the second quarter and $1.6 million in the first six months of 2009.

Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances subject to minimum guaranteed rates according to terms of the policies or contracts.  Interest credited to policyholder account balances was essentially flat in the second quarter and decreased $0.5 million or 1% in the six months compared with a year ago.  While policyholder account balances increased during the second quarter of 2009, balances were lower than at June 30, 2008.  Amounts credited are a function of account balances and current

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

period crediting rates.  As account balances decline, so will the amount of interest credited to policyholder account balances.  Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment products.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
Interest-sensitive life insurance and annuity products amortize DAC in proportion to expected future gross profits.  Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  At least annually, a review is performed of the assumptions related to profit expectations.  If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment.  A similar analysis is performed on VOBA at least annually and, if necessary, adjustments are made in the current period VOBA amortization.

The amortization of DAC increased $1.9 million or 35% in the second quarter and $3.2 million or 21% in the six months.  The increase for the second quarter was largely due to unlocking in the prior year.  While no unlocking adjustment was made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  The largest factor in the increase for the six months was also due to unlocking in the prior year.

VOBA is amortized in concert with each purchased block of business.  Generally, as policies run off, the amortization will decline over time.  The amortization of VOBA decreased $2.8 million or 138% during the second quarter and $2.7 million or 70% in the six months.  These decreases were largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has been unstable from period to period due to the way the premium in force is identified and captured. This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.  Accordingly, the Company refined its method of estimating VOBA to the use of volume in force instead of premium in force.  Second, the unlocking adjustment on interest-sensitive products in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.

Operating Expenses
Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  Operating expenses increased $3.3 million or 15% in the second quarter and $5.1 million or 11% in the six months compared to last year.  The increase in the second quarter was largely due to two factors: 1) increased legal fees, largely reflecting the settlement of an existing case; and 2) an increase in pension costs of $2.5 million.  The increase in the six months can be mainly attributed to two factors.  The first factor was higher salaries and benefits, which increased $3.4 million compared to one year ago, resulting from a reduction of staff in an effort to reduce future operating costs and from increased pension costs.  Second, legal fees increased $1.6 million, reflecting the increase in litigation costs.

Income Taxes
The second quarter income tax expense was $4.4 million or 36% of income before tax for 2009, versus $0.6 million or 25% of income before tax for the prior year period.  The income tax expense for the six months ended June 30, 2009 was $2.0 million or 37% of income before tax, versus $2.6 million or 33% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2009 was greater than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax.  This favorable difference was offset by an expense of 2% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.  The effective income tax rate in the six months ended June 30, 2009 was greater than the prevailing corporate income tax rate of 35%.  This was primarily due to an expense of 5% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency exceeding the benefit of 3% of income before tax related to the permanent differences.

The effective income tax rate in the second quarter of 2008 was lower than the prevailing corporate federal income tax rate of 35%, primarily due to a change in projected effective tax rate, the dividends received deduction and other permanent deductions.  The primary reason for the change in the projected effective tax rate was a revision to the projected income estimate for the year ending December 31, 2008.  This estimate of earnings is one part of the income tax expense calculation for each reporting period.  This determination resulted in a lower projected effective tax rate for the year, which reduced income tax expense for the second quarter.  The impact of the change in projected effective tax rate was a benefit of approximately 6% of income before tax.  The combined impact of the dividends received deduction and other permanent differences was a benefit of approximately 4% of income before tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The effective income tax rate in the six months ended June 30, 2008 was lower than the prevailing corporate federal income tax rate of 35%, primarily due to the dividends received deduction and other permanent differences.  The combined impact of the dividends received deduction and other permanent differences was 2% of income before tax.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2009 and 2008:

	Quarter ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$13,446	$15,430	$29,253	$29,997
Contract charges	26,202	26,527	52,970	53,827
Reinsurance ceded	(10,692)	(10,823)	(20,536)	(20,654)
Total insurance revenues	28,956	31,134	61,687	63,170
Investment revenues:
Net investment income	41,338	42,258	81,255	85,336
Realized investment gains, excluding
impairment losses	2,341	1,749	3,732	1,833
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(3,972)	(9,700)	(23,199)	(9,700)
Portion of loss recognized in comprehensive
loss	395	-	13,587	-
Net impairment losses recognized in earnings	(3,577)	(9,700)	(9,612)	(9,700)
Total investment revenues	40,102	34,307	75,375	77,469
Other revenues	2,418	2,585	4,810	5,125
Total revenues	71,476	68,026	141,872	145,764

Policyholder benefits	17,857	25,766	46,843	51,781
Interest credited to policyholder account balances	21,700	21,674	42,874	43,377
Amortization of deferred acquisition costs
and value of business acquired	3,615	4,483	12,438	12,089
Operating expenses	16,799	13,389	35,215	29,937
Total benefits and expenses	59,971	65,312	137,370	137,184

Income before income tax expense	11,505	2,714	4,502	8,580

Income tax expense	4,070	700	1,638	2,804

Net income	$7,435	$2,014	$2,864	$5,776

Net income for this segment in the second quarter was $7.4 million, an increase of $5.4 million from $2.0 million in the second quarter of 2008.  The largest factor in the improvement in 2009 was a $7.9 million decrease in policyholder benefits.  This decrease largely resulted from lower death benefits and a reduction in benefit and contract reserves.  Also contributing to the improvement was a $6.7 million decrease in realized investment losses.  These were partially offset by a $2.0 million decrease in total premiums, a $0.9 million decrease in net investment income, and a $3.4 million increase in operating expenses.  Also, income tax expense increased $3.4 million, largely due to the increase in pretax income.

Net income for the six months for this segment was $2.9 million, a decrease of $2.9 million or 50% compared to the first six months of 2008.  This decline was largely due a $4.1 million reduction in net investment income and a $5.3 million increase in operating expenses.  These were partially offset by a $4.9 million decline in policyholder benefits, also primarily reflecting lower death benefits.  Also, net realized investment losses were $2.0 million lower than a year ago.

Total insurance revenues for this segment decreased 7% in the second quarter and 2% in the six months compared with last year.  In the second quarter, total premiums decreased 13%, as annuity premiums decreased 55%.  While a consistent number of annuity policies were issued, the dollar amount of the policies was lower during the quarter compared to last year.   Contract charges and reinsurance ceded premiums both declined 1% in the second quarter.  The decline in contract charges can largely be attributed to lower account balances on variable contracts and the runoff of closed blocks.  In the six months, total premiums declined 2%, reflecting a 9% decrease in annuity premiums.  Contract charges declined 2% and reinsurance ceded premiums declined 1%.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter ended June 30
	2009	%	2008	%
New premiums:
Individual life insurance	$1,329	(9)	$1,467	3
Immediate annuities	1,641	(55)	3,613	29
Total new premiums	2,970	(42)	5,080	20
Renewal premiums	10,476	1	10,350	(3)
Total premiums	$13,446	(13)	$15,430	3

	Six Months ended June 30
	2009	%	2008	%
New premiums:
Individual life insurance	$2,650	(7)	$2,842	-
Immediate annuities	6,000	(9)	6,588	74
Total new premiums	8,650	(8)	9,430	43
Renewal premiums	20,603	-	20,567	(2)
Total premiums	$29,253	(2)	$29,997	9

Total new premiums for this segment decreased 42% compared with the second quarter of 2008, which the Company largely attributes to the difficult recessionary environment.  New individual life insurance premiums decreased $0.1 million or 9% and new immediate annuity premiums decreased $2.0 million or 55%.  The decrease in annuity premiums resulted from a lower dollar amount of the policies issued on a consistent number of policies during the quarter compared to last year.  Total renewal premiums increased 1%, reflecting a 1% increase in renewal individual life premiums.

Total premiums for the six months decreased 2% versus a year ago.  Total new premiums decreased 8% while total renewal premiums were flat.  New individual life insurance premiums and new immediate annuity premiums declined 7% and 9%, respectively.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters ended and six months ended June 30, 2009 and 2008.  New deposits are also detailed by product.

	Quarter Ended June 30
	2009	%	2008	%
New deposits:
Universal life insurance	$2,130	(9)	$2,346	(13)
Variable universal life insurance	293	(42)	505	(2)
Fixed deferred annuities	30,016	410	5,885	4
Variable annuities	4,901	(33)	7,302	2
Total new deposits	37,340	133	16,038	-
Renewal deposits	31,571	(6)	33,679	(2)
Total deposits	$68,911	39	$49,717	(1)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months ended June 30
	2009	%	2008	%
New deposits:
Universal life insurance	$3,960	(16)	$4,741	(13)
Variable universal life insurance	697	(31)	1,009	(28)
Fixed deferred annuities	45,328	296	11,435	(5)
Variable annuities	7,761	(48)	15,011	17
Total new deposits	57,746	79	32,196	2
Renewal deposits	65,112	(2)	66,183	(8)
Total deposits	$122,858	25	$98,379	(5)

Total new deposits increased $21.3 million or 133% in the second quarter of 2009, reflecting a $24.1 million or 410% increase in new fixed deferred annuity deposits compared to one year ago.  This increase was partially offset by a $2.4 million or 33% decrease in new variable annuity deposits.  In addition, new universal life deposits declined $0.2 million or 9% and new variable universal life deposits declined $0.2 million or 42% compared to last year.  Total renewal deposits decreased $2.1 million or 6% in the second quarter, as universal life deposits decreased 3%, variable universal life deposits decreased 9%, fixed deferred annuity deposits decreased 4% and variable annuity deposits decreased 33%.  This increase was largely due to sales of a special rate offering on deferred annuities during the second quarter of 2009.  The Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.  The significant sales of these annuities can also be attributed to changes in consumer preferences resulting from the volatility in the equity markets.  The declines in variable annuities, variable universal life and universal life reflect the difficult economic environment.  However, new universal life and variable annuity deposit sales improved in the second quarter of 2009 compared with the first quarter of 2009.

Total new deposits increased $25.6 million or 79% during the first six months of 2009.  This increase was due to a $33.9 million increase in new fixed deferred annuity deposits, which almost quadrupled the deposits from one year ago.  Partially offsetting this increase, new universal life deposits decreased $0.8 million or 16%, new variable universal life deposits declined $0.3 million or 31% and new variable annuity deposits declined $7.3 million or 48%, compared to one year ago.  Total renewal deposits decreased $1.1 million or 2%, as a 5% increase in fixed deferred annuities was offset by a 2% decline in universal life deposits, a 6% decrease in variable universal life deposits and a 5% decrease in variable annuities.

Net investment income decreased 2% in the second quarter and 5% in the six months, reflecting reduced investment assets for both periods.  Yields available in the market increased slightly in the second quarter, but were down for the six months compared to one year ago.  This segment experienced a $1.2 million realized investment loss in the second quarter of 2009 and a $5.9 million investment loss in the first six months, compared to $8.0 million and $7.9 million in the same periods in 2008, respectively.  Write-downs of certain investment securities totaled $3.6 million in the second quarter and $9.6 million in the first six months of 2009.

The Company’s analysis of securities for the quarter ended June 30, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $3.6 million.  The total fair value of the affected securities after the write-downs was $13.6 million.

Following is a description of the securities that were written down during the second quarter of 2009:

•
Three securities (from two issuers) were mortgage-backed securities that were written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was a collateralized debt obligation (CDO) that was written down $0.2 million.  This security has been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down before in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.
•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.5 million.  This company has been affected by the credit crisis, facing reduced access to liquidity and higher borrowing costs.  The Company determined that a credit-related impairment had occurred.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $1.8 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.

The Company’s analysis of securities for the first quarter of 2009 resulted in the determination that investments in six fixed-maturity issuers (seven specific securities) had other-than-temporary impairments affecting the Individual Insurance segment.  These securities were written down by a combined $6.0 million due to credit.  The aggregate impairment for these securities was $19.2 million, and $13.2 million of this amount was determined to be non-credit and was recognized in other comprehensive loss. The total fair value of the affected securities after the write-downs was $19.8 million.

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

•
Three of the securities were written down by a total of $3.0 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that have recently completed leveraged buyout (LBO) transactions.  These LBO transactions greatly increased the debt level of each issuer.  One of these securities had

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

been written down previously, and the other two securities were below cost by 20% or more for at least six consecutive months.
•
Two securities were collateralized debt obligations (CDOs) and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

•
One security was written down by $3.3 million due to combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter.

•
One security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

Other revenues decreased $0.2 million or 6% in the second quarter and $0.3 million or 6% in the six months, compared to a year ago.  The decrease that occurred in the second quarter of 2009 was due to a reduction in fees received from variable product managers resulting from lower sales of variable products and lower policyholder dividends left with the Company.  The decrease was partially offset by an increase in revenue due to additional sales of LIHTC investments.  The decrease in the six months was due to the reduction in fees received from variable product managers and lower policyholder dividends left with the Company.  In addition, the Company experienced lower sales from the Company’s in-house broker dealer, reflecting the decline in the financial markets.  These were partially offset by the additional sales of LIHTC investments.

Policyholder benefits decreased $7.9 million or 31% in the second quarter and $4.9 million or 10% in the six months, compared to the prior year.  These declines were largely due to a reduction in benefit and contract reserves and a reduction in death benefits net of reinsurance.  During the second quarter, the Company’s mortality experience was favorable for this segment compared to other periods presented and resulted in a reduction of death benefits paid in both the second quarter and six months.  The reduction in benefit and contract reserves reflects, in part, the decline in premiums.  In addition, other benefits increased 4% in both the second quarter and six months, largely due to higher disability benefits.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 157, “Fair Value Measurements,” the Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At June 30, 2009 the fair value decreased, compared to the fair values at both March 31, 2009 and December 31, 2008 due to favorable returns in the capital markets, decreases in market volatility, increases in risk-free (swap) rates and changes in the reference spread used for issuer discount under FAS No. 157.  Accordingly, these annuity riders had decreases in value of $1.3 million in the second quarter and $1.6 million in the first six months of 2009.

Interest is credited to policyholder account balances according to terms of the policy.  There are minimum rates of crediting prescribed in certain policies as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and, as necessary, adjusts crediting rates on policies.  Interest credited to policyholder account balances increased slightly in the second quarter and declined $0.5 million or 1% in the six months.  Amounts credited are a function of account balances and the rate of crediting.  The decrease in interest credited to policyholder account balances during the six months was largely due to a decline in policyholder account balances. While policyholder account balances increased during the second quarter of 2009, balances were lower than at June 30, 2008.

The amortization of DAC and VOBA decreased 19% in the second quarter and increased 3% in the six months.  Amortization of DAC increased $2.0 million in the second quarter and $3.1 million in the six months.  The increase for the second quarter was largely due to unlocking in the prior year.  While no unlocking adjustment was made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  The largest factor in the increase for the six months was also due to the prior year unlocking.

VOBA is amortized in concert with each purchased block of business.  Accordingly, as policies run off, the amortization will decline over time.  In addition, VOBA is evaluated each period for unlocking adjustments.  The amortization of VOBA decreased $2.9 million in the second quarter and $2.7 million in the six months compared to a year ago.  These decreases were largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has been unstable from period to period due to the way the premium in force is

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

identified and captured. This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.  Accordingly, the Company refined its method of estimating VOBA to the use of volume in force instead of premium in force.  Second, the unlocking adjustment in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  Operating expenses increased $3.4 million or 25% in the second quarter and $5.3 million or 18% in the six months.  The increase in the second quarter largely resulted from three factors: increased legal fees, largely reflecting the settlement of a legal case; increased commissions reflecting the increased sales of fixed annuity deposits; and increased pension costs.  The increase in the six months can mainly be attributed to two factors.  The first factor was higher salaries and benefits, which increased $3.7 million  compared to one year ago, resulting from a reduction of staff in an effort to reduce future operating costs and from increased pension costs.  Second, legal fees increased $1.6 million, reflecting an increase in litigation costs.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Group Insurance
The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2009 and 2008:

	Quarter ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$13,619	$13,925	$28,286	$27,649
Reinsurance ceded	(1,781)	(1,811)	(3,632)	(3,682)
Total insurance revenues	11,838	12,114	24,654	23,967
Investment revenues:
Net investment income	133	134	270	255
Other revenues	40	54	79	122
Total revenues	12,011	12,302	25,003	24,344

Policyholder benefits	8,395	9,160	16,996	16,546
Operating expenses	4,498	4,914	9,203	9,369
Total benefits and expenses	12,893	14,074	26,199	25,915

Income (loss) before income tax expense (benefit)	(882)	(1,772)	(1,196)	(1,571)

Income tax expense (benefit)	(309)	(595)	(419)	(523)

Net income (loss)	$(573)	$(1,177)	$(777)	$(1,048)

The net loss for this segment totaled $0.6 million for the second quarter of 2009 compared with a $1.2 million loss in 2008.  The improvement for the quarter was primarily due to a $0.8 million or 8% decrease in policyholder benefits.  Partially offsetting this change was a $0.3 million or 2% decrease in premiums.  The net loss for the six months was $0.8 million versus a $1.0 million loss one year ago.  The improvement was due to a $0.6 million or 2% increase in premiums and a $0.2 million or 2% decrease in operating expenses.  Partially offsetting these changes, policyholder benefits increased $0.5 million or 3% from the prior year.

Total insurance revenues for the Group Insurance segment decreased $0.3 million or 2% in the second quarter compared to last year.  This decline was the result of a combination of 2% decrease in premiums and a 2% decrease in reinsurance ceded.  Total insurance revenues for the six months increased $0.7 million or 3%, as premiums increased 2% and reinsurance ceded decreased 1%.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter ended June 30
	2009	%	2008	%
New premiums:
Group life insurance	$324	(43)	$566	62
Group dental insurance	1,691	(28)	2,347	43
Group disability insurance	681	49	456	23
Other group insurance	10	(86)	69	(90)
Total new premiums	2,706	(21)	3,438	12
Renewal premiums	10,913	4	10,487	(1)
Total premiums	$13,619	(2)	$13,925	2

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months ended June 30
	2009	%	2008	%
New premiums:
Group life insurance	$775	(28)	$1,080	63
Group dental insurance	3,551	(20)	4,435	30
Group disability insurance	1,158	27	914	27
Other group insurance	72	(47)	135	(89)
Total new premiums	5,556	(15)	6,564	8
Renewal premiums	22,730	8	21,085	-
Total premiums	$28,286	2	$27,649	2

Total new premiums decreased 21% while total renewal premiums increased 4% during the second quarter compared to last year.  New dental premiums decreased 28% and new group life premiums decreased 43%.  These declines occurred in comparison with 2008, which experienced higher premiums as a reflection of the expansion in the group distribution system during 2008.  The increase in renewal premiums was largely due to a 13% increase in life premiums and a 5% increase in dental premiums.

Total new premiums for the six months decreased 15% while total renewal premiums increased 8% compared to a year ago.  New dental premiums decreased 20% and new group life premiums decreased 28%.  As mentioned above, these declines occurred in comparison with 2008, which experienced higher premiums as a reflection of the expansion of the group distribution system in the prior year.  The increase in renewal premiums was largely due to an 8% increase in dental premiums and a 10% increase in life premiums.

Policyholder benefits decreased $0.8 million or 8% in the second quarter compared to last year.  The decrease was largely due to decreases in benefits for the life, dental, and weekly disability product lines.  Policyholder benefits for the six months increased $0.5 million or 3% compared to a year ago.  The increase was primarily due to the increase in benefits in the dental product line.  The $0.3 million increase in benefits in the dental product line reflects, in part, the increase in new dental business during 2008.  It is typical for new dental business to report an increase in benefits in the first policy year.  As the business ages, the benefit ratio falls more in line with renewal expectations.  Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups, as it did in 2009 following the large premium increase in 2008.

Operating expenses consist of commissions, fees to third party marketing and administrative organizations, and expenses from the Company’s operations.  Operating expenses decreased 8% in the second quarter and 2% in the six months.  The decrease in the second quarter was due to a reduction in group administration fees for the multiple employer trust product line and a reduction in group direct expenses.  The decrease for the six months was largely due to the items mentioned above for the second quarter.  These were partially offset by a release in legal contingency reserves in the first quarter of 2008 as a result of a settlement of pending litigation, which affects the comparison from year to year.

Improvement efforts for this segment continue to be focused in three primary areas.  First, emphasis is placed on the growth of the in-force business.  Increased productivity from existing group representatives and the continued expansion of the group distribution system are priorities for growth.  This segment is also seeking additional third-party arrangements to advance its sales objectives.  Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.  Finally, this segment added a new voluntary disability product to the portfolio in 2008 and will introduce a new voluntary life product later in 2009.  Voluntary products tend to be more profitable and management believes that this business line can become a larger share of the group marketplace.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Old American Insurance Company
The following table presents financial data of the Old American Insurance Company business segment for the second quarters and six months ended June 30, 2009 and 2008:

	Quarter ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$16,249	$16,254	$32,459	$32,599
Reinsurance ceded	(789)	(912)	(1,633)	(1,870)
Total insurance revenues	15,460	15,342	30,826	30,729
Investment revenues:
Net investment income	3,134	3,224	6,219	6,488
Realized investment gains, excluding
impairment losses	251	67	274	103
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(453)	(525)	(2,632)	(525)
Portion of loss recognized in comprehensive
loss	8	-	2,104	-
Net impairment losses recognized in earnings	(445)	(525)	(528)	(525)
Total investment revenues	2,940	2,766	5,965	6,066
Other revenues	1	-	1	1
Total revenues	18,401	18,108	36,792	36,796

Policyholder benefits	10,148	10,660	21,248	22,745
Amortization of deferred acquisition costs
and value of business acquired	3,112	3,142	6,768	6,648
Operating expenses	3,284	3,008	6,561	6,550
Total benefits and expenses	16,544	16,810	34,577	35,943

Income before income tax expense	1,857	1,298	2,215	853

Income tax expense	675	458	806	302

Net income	$1,182	$840	$1,409	$551

Net income for this segment was $1.2 million in the second quarter compared to $0.8 million in the prior year.  The increase in net income for the second quarter reflected a $0.5 million or 5% decrease in policyholder benefits and a $0.3 million or 58% decrease in realized investment losses.  These were partially offset by a $0.3 million or 9% increase in operating expenses.  Net income for the six months was $1.4 million versus $0.6 million for the six months of 2008.  The increase in net income was primarily due to a $1.5 million or 7% decrease in policyholder benefits.  This was partially offset by a $0.3 million or 4% decrease in net investment income and a $0.1 million or 2% increase in amortization of deferred acquisition costs and value of business acquired.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2009 and 2008.

	Quarter ended June 30
	2009	%	2008	%

New premiums	$2,090	17	$1,791	13
Renewal premiums	14,159	(2)	14,463	(4)
Total premiums	$16,249	-	$16,254	(3)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months ended June 30
	2009	%	2008	%

New premiums	$4,037	13	$3,569	13
Renewal premiums	28,422	(2)	29,030	(4)
Total premiums	$32,459	-	$32,599	(3)

Insurance revenues increased 1% in the second quarter and were flat in the six months compared with the prior year.  Total new premiums increased $0.3 million or 17% in the second quarter and $0.5 million or 13% in the six months, while total renewal premiums declined $0.3 million or 2% in the second quarter and $0.6 million or 2% in the six months.  The increase in new premiums reflects a combination expanded distribution and improved agent contracts.  Old American continues to focus on the recruitment and development of new agencies and agents, along with a continued focus on improved production from existing agencies and agents.

Net investment income declined $0.1 million or 3% in the second quarter and $0.3 million or 4% in the six months compared with 2008.  These declines primarily reflect reduced investment assets and a reduction in yields available in the market.  Old American also had a $0.2 million realized investment loss in the second quarter and a $0.3 million realized investment loss in the six months.  This compares to realized investment losses of $0.5 million and $0.4 million in the same periods during 2008, respectively.  Write-downs of certain investment securities totaled $0.4 million in the second quarter and $0.5 million in the first six months of 2009.

The Company’s analysis of securities for the quarter ended June 30, 2009 resulted in the determination that two fixed-maturity securities had other-than-temporary impairments affecting the Old American segment and were written down by a combined $0.4 million.  The total fair value of the affected securities after the write-downs was $1.7 million.

Following is a description of the securities that were written down during the second quarter of 2009:

•
One security was a mortgage-backed security that was written down by less than $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.  This security had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $0.4 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.

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

Following is a description of the security that was written down during the first quarter of 2009:

•
One security was a mortgage-backed security that was written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and creating an other-than-temporary impairment.

The Company’s analysis of securities for the quarter ended June 30, 2008 resulted in the determination that three fixed-maturity securities had other-than-temporary impairments affecting the Old American segment.  These securities were written down by a combined $0.5 million in the second quarter.  The total fair value of the affected securities after the write-downs was $1.6 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Following is a description of the security that was written down during the second quarter of 2008:

•
One security was written down by $0.2 million, primarily as a result of a decline in price on a debt security from an issuer that recently completed a leveraged buyout (LBO) transaction.  This security had been written down previously.

•
A collateralized debt obligation (CDO) security was written down by $0.2 million, primarily due to a price decline that had persisted for a period longer than the Company considered temporary.  The security was below cost by 20% or more for at least six consecutive months.

•
One security was written down by $0.1 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

Policyholder benefits decreased $0.5 million or 5% in the second quarter and $1.5 million or 7% in the six months versus last year.  These changes were largely the result of a decline in death benefits, which decreased $1.0 million or 10% in the second quarter and $2.3 million or 12% in the six months compared with the prior year.   These decreases reflect improved mortality experience for this segment.  Partially offsetting the death benefits were the release of reserves on these policies.

Amortization of deferred acquisition costs and value of business acquired remained flat in the second quarter and increased $0.1 million or 2% in the six months compared to a year ago.  The increase was primarily due to an increase in the DAC asset, as more insurance policies were issued.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  These expenses increased $0.3 million or 9% in the second quarter and were flat in the six months, compared to a year ago.  The increase in the second quarter reflects increased premium taxes from the increase in new sales.

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

Cash from operations increased $19.9 million versus the same period a year ago.  Contributing to the increase were several items.  Cash benefit payments, largely from death claims, decreased $4.5 million and life surrenders decreased $0.8 million.  Offsetting these items was a $5.8 million decrease in net investment income and a $3.6 million decrease in premium receipts. Cash is also affected by increases and decreases in the Company’s net receivables and net payables.  Reinsurance receivables established at the time claims are paid decreased $2.4 million.  In addition, income taxes payable increased $16.5 million and accounts payable and accrued expenses increased $11.3 million in the first six months compared to the same period a year ago. Partially offsetting these was a $7.0 million decrease in other policy funds compared to a year earlier.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Net cash used from investing activities was $33.5 million, down from $30.4 million in net cash provided a year ago.  The Company’s new investments in fixed maturity and equity securities were $139.5 million for the six months, an 8% decrease from $151.8 million a year ago.  New investments in mortgage loans were $17.9 million for the six months, down from $21.7 million a year ago.  During the first six months of 2009, the Company decreased its purchases of real estate to $11.9 million, versus $13.7 million in 2008.  Sales and maturities of fixed maturity and equity securities totaled $138.0 million for the first six months, a 22% decrease versus a year ago.  During the first six months of 2009, the Company had sales of real estate investments of $3.1 million, down from $20.7 million a year ago.  The Company had $21.0 million in mortgage loan maturities and principal paydowns for the six months, compared to $24.8 million a year ago.

Net cash provided from financing activities was $15.8 million, up from $34.7 million in net cash used a year ago. This change was primarily the result of three items.  First, deposits on policyholder account balances net of withdrawals were $22.2 million at June 30, 2009.  However, at June 30, 2008 withdrawals on policyholder account balances net of deposits were $32.4 million.  This resulted in a $54.6 million increase year over year.  Second, the net acquisition of treasury stock, reflecting open market purchases and net purchases from employee benefit plans, totaled $0.3 million, a change of $9.8 million versus last year.   Third, net transfers to separate accounts totaled $1.2 million, compared to $10.0 million in net transfers from separate accounts, an $11.2 million decrease in cash in 2009.

The above information excludes net proceeds from variable insurance products.  These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At June 30, 2009, there were no outstanding balances with the FHLB and there were $2.9 million in outstanding borrowings at year-end 2008. The decrease was due to net pay downs of $2.9 million in borrowings from FHLB in the first three months of the year.  The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	June 30	December 31
	2009	2008
Total assets less separate accounts	$3,755,192	$3,708,526
Total stockholders' equity	570,994	527,107
Ratio of stockholders' equity
to assets less separate accounts	15%	14%

The ratio of equity to assets less separate accounts increased 1% through the six months ended June 30, 2009.  Unrealized investment losses on available for sale securities, which are included as a part of stockholders’ equity (net of securities gains, related taxes, policyholder account balances and deferred acquisition costs), totaled $48.4 million at June 30, 2009.  This represents a decrease of $33.9 million in unrealized losses from the $82.3 million in unrealized investment losses at year-end 2008.

Stockholders’ equity increased $43.9 million from year-end 2008.  The increase was largely due to a decrease in unrealized investment losses and net income.

The Company has defined contribution plans for employees and agents whereby shares of Company stock may be purchased or sold.  Also, the Company makes contributions to these plans through Company stock.  These transactions are accounted for as purchases and sales of treasury stock.  Accordingly, in the first six months of 2009, the benefit plans purchased 308,654 shares of treasury stock and sold 411,522 shares of treasury stock for a net change in paid-in-capital and treasury stock of $3.7 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Through the six months ended June 30, 2009, the Company did not purchase any shares under the stock repurchase program.  In 2008, the Company purchased 181,661 of its shares for $8.2 million.  Under this program, the Company may purchase up to one million shares on the open market through January 2010.

The Company filed two Forms S-8 with the Securities and Exchange Commission on July 9, 2009.  The first Form S-8 was to register an additional 1,100,000 shares of the common shares and plan interests relating to the Thirty-First Amendment and Restatement of the Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended for which securities of the same class were registered on a registration statement on Form S-8 previously filed and effective on June 20, 2000.  The second Form S-8 was to register an additional 200,000 shares of the Company’s common stock issued to the Kansas City Life Deferred Compensation Plan (the “Plan”), as amended and the Company’s Deferred Compensation Obligations issued in accordance with and pursuant to the Plan.  In conjunction with these filings, an additional 114,138 shares of the Company’s common stock were issued from treasury and became outstanding.

The Company filed two Forms S-3 with the Securities and Exchange Commission on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

Subsequent to June 30, 2009, the Company began discontinuing purchase and sale transactions of the Company’s common stock with employee benefit plans sponsored by the Company.  The Company’s benefit plans will instead conduct such transactions in the open market.

On July 27, 2009, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid August 12, 2009 to stockholders of record as of August 6, 2009.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities.  This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates.  These extreme events have not fully abated and prolonged periods of such volatility represent a new, heightened risk for all financial institutions.  These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders and increased policy loans.  The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total
	Number of			Total Number of	Maximum Number
	Shares			Shares Purchased	of Shares that May
	Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/09 - 1/31/09	-	1	-	-	1,000,000
	(19,316	)2	$42.45

2/1/09 - 2/28/09	-	1	-	-	1,000,000
	(13,297	)2	$27.39

3/1/09 - 3/31/09	-	1	-	-	1,000,000
	6,076	2	$34.28

4/1/09-4/30/09	-	1	-	-	1,000,000
	(23,274	)2	$34.22

5/1/09-5/31/09	-	1	-	-	1,000,000
	(88,502	)2	$26.71

6/1/09-6/30/09	-	1	-	-	1,000,000
	35,445	2	$26.31

Total	(102,868)			-

1On January 26, 2009, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.  The Company did not purchase any shares under this program during the second quarter of 2009.

2Included in this column are the total net shares purchased or sold from benefit plans sponsored by the Company during the consecutive months of January through June 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company filed two Forms S-8 with the Securities and Exchange Commission on July 9, 2009.  The first Form S-8 was to register an additional 1,100,000 shares of the common shares and plan interests relating to the Thirty-First Amendment and Restatement of the Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended for which securities of the same class were registered on a registration statement on Form S-8 previously filed and effective on June 20, 2000.  The second Form S-8 was to register an additional 200,000 shares of the Company’s common stock issued to the Kansas City Life Deferred Compensation Plan (the “Plan”), as amended and the Company’s Deferred Compensation Obligations issued in accordance with and pursuant to the Plan.  In conjunction with these filings, an additional 114,138 shares of the Company’s common stock were issued from treasury and became outstanding.

The Company filed two Forms S-3 with the Securities and Exchange Commission on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

Subsequent to June 30, 2009, the Company began discontinuing purchase and sale transactions of the Company’s common stock with employee benefit plans sponsored by the Company.  The Company’s benefit plans will instead conduct such transactions in the open market.

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2009, the Annual Stockholders Meeting was held at 3520 Broadway, Kansas City, Missouri. At this meeting, there were 11,584,319 shares outstanding and eligible to vote, and 8,076,891 shares were represented at the meeting either in person or by proxy.  The shares represented at the meeting either in person or by proxy have been corrected due to a reporting error in the 10-Q for the first quarter of 2009.  Accordingly the table of the votes has been corrected.

The following Directors received the number of votes indicated and were elected for a three-year term:

R. Philip Bixby	8,076,475
Michael Braude	8,076,475
John C. Cozad	8,076,474
Tracy W. Knapp	8,076,467
Mark A. Milton	8,076,474

 Item 5. Other Information

3520 Broadway, Kansas City, MO 64111                                                                           Contact: Tracy W. Knapp, Chief Financial Officer,
              (816) 753-7299, Ext. 8216

For Immediate Release: July 30, 2009, press release reporting financial results for the second quarter of 2009.

Kansas City Life Announces Second Quarter 2009 Results

Kansas City Life Insurance Company recorded net income of $8.0 million or $0.70 per share in the second quarter of 2009, an increase of $6.4 million from net income of $1.7 million or $0.14 per share for the same quarter in the prior year.  The improved earnings in the second quarter of 2009 were largely due to lower realized losses from the write-down of investments, favorable changes in policyholder benefits from reduced death benefit payments and contract reserves, and reduced amortization of deferred acquisition costs and value of business acquired.

Net income for the first six months of 2009 was $3.5 million or $0.30 per share compared with $5.3 million or $0.45 per share in the prior year.  Realized investment losses decreased $2.2 million and policyholder benefits declined $6.0 million.  These favorable changes were partially offset by a decline in insurance revenues and net investment income, along with increased operating expenses.

Premiums from new sales of individual life insurance increased 5% during the second quarter and 4% for the first half of 2009, and total renewal premiums increased 1% and 2% for the same respective periods.  These results were driven by increases in new life insurance sales of 17% and 13% in the Old American segment during the second quarter and six months, respectively.  Old American primarily sells traditional life insurance to the senior market.  On a consolidated basis, total insurance revenues declined by $2.3 million for the quarter and $0.7 million for the six months, due to reduced sales of immediate annuities, new group life, and new group accident and health insurance.  Also contributing to the decrease were contract charges, which declined 1% for the quarter and 2% for the six months.  The reduced contract charges reflected a decline in account balances on variable contracts and the runoff of closed blocks of business.

Total deposits increased $19.2 million or 39% for the quarter and $24.5 million or 25% for the six months, due to increased sales of fixed deferred annuities.  These increases were partially offset by lower sales of universal life insurance, variable life insurance, and variable annuities for both periods.

Net investment income declined versus the prior year in both the second quarter and six months, reflecting the difficult recessionary environment.  Lower yields and a lower volume of investment assets for these respective periods resulted in the reduced net investment income.  However, improvements in the market conditions led to reduced write-downs on investments from other-than-temporary impairments in both the quarter and six months.  Realized investment losses declined $7.0 million in the quarter and $2.2 million for the six months.

Total benefits and expenses decreased $6.8 million or 7% for the second quarter and $0.9 million or less than 1% for the six months, compared with the same period a year earlier.  The decline in benefits was largely the result of lower policyholder benefits from improved mortality experience and lower benefit and contract reserves in both the second quarter and six months.

The amortization of deferred policy acquisition costs (DAC) and the value of business acquired (VOBA) declined $0.9 million for the second quarter but increased $0.5 million for the six months.  In 2008, the Company unlocked interest margins and mortality assumptions that reduced the amortization of DAC by $3.0 million.  In 2009, the Company unlocked assumptions and reduced the amortization of VOBA in the amount of $0.2 million, along with a $2.5 million reduction in the amortization of VOBA due to a refined method of calculating VOBA amortization.  The refinement to the amortization methodology is intended to provide for improved matching of the amortization to the business in-force on selected products.

Operating expenses increased $3.3 million in the second quarter and $5.1 million for the six months.  The increase during the second quarter was primarily due to increased legal and pension costs.  The increase for the six months primarily reflected increased severance costs associated with reductions in staff and higher pension costs.

On July 27, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 12, 2009 to stockholders of record as of August 6, 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The financial markets and economy showed definite signs of stabilization and improvement during the first half of 2009, particularly during the second quarter.  Evidence of these changes can be seen in the Company’s improved earnings for the second quarter and the net unrealized loss position on the Company’s investment securities, which improved by approximately $78.8 million or 41% before tax at June 30, 2009 relative to December 31, 2008. Further, the Company continues to maintain a high-quality investment portfolio and a strong capital position.  These attributes allow the Company to actively consider opportunities for growth while remaining focused on our long-term commitment of providing Security Assured, our promise to our valued customers.

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

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$101,750	$98,289	$203,385	$206,608

Net income	$8,044	$1,677	$3,496	$5,279

Net income per share,
basic and diluted	$0.70	$0.14	$0.30	$0.45

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,514,586	11,585,643	11,486,599	11,649,642

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY
(Registrant)

/s/ R. Philip Bixby
R. Philip Bixby
President, Chief Executive Officer
and Chairman of the Board

/s/ Tracy W. Knapp
Tracy W. Knapp
Senior Vice President, Finance

Date:  July 30, 2009