Form 10-Q
period 2009-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2009-10-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or
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
Yes [  ]                                           No [  ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                                           No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2009
Common Stock, $1.25 par	11,649,400 shares

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,561,070	$2,342,873
Equity securities available for sale, at fair value	44,495	44,537
Mortgage loans	446,369	445,389
Real estate	109,939	99,576
Policy loans	86,067	88,304
Short-term investments	37,950	35,138
Total investments	3,285,890	3,055,817

Cash	12,134	9,720
Accrued investment income	38,745	33,689
Deferred acquisition costs	207,058	263,756
Value of business acquired	68,471	82,855
Reinsurance receivables	172,404	168,390
Property and equipment	24,564	25,922
Income taxes	4,328	39,628
Other assets	35,659	28,749
Separate account assets	302,507	258,565
Total assets	$4,151,760	$3,967,091

LIABILITIES
Future policy benefits	$859,223	$853,456
Policyholder account balances	2,041,436	2,030,656
Policy and contract claims	33,247	34,913
Other policyholder funds	135,482	125,826
Other liabilities	152,747	136,568
Separate account liabilities	302,507	258,565
Total liabilities	3,524,642	3,439,984

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,065	36,281
Retained earnings	758,310	750,600
Accumulated other comprehensive loss	(41,134)	(130,799)
Treasury stock, at cost (2009 - 6,847,280 shares;
2008 - 7,061,476 shares)	(154,244)	(152,096)
Total stockholders' equity	627,118	527,107

Total liabilities and stockholders' equity	$4,151,760	$3,967,091

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
REVENUES	(Unaudited)		(Unaudited)
Insurance revenues:
Premiums	$53,432	$44,861	$143,148	$134,810
Contract charges	26,448	27,227	79,418	81,054
Reinsurance ceded	(14,645)	(13,279)	(40,446)	(39,485)
Total insurance revenues	65,235	58,809	182,120	176,379
Investment revenues:
Net investment income	44,521	44,337	132,265	136,416
Realized investment gains, excluding
impairment losses	1,202	3,167	5,208	5,103
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,522)	(32,462)	(28,353)	(42,687)
Portion of impairment losses recognized in
other comprehensive income (loss)	203	-	15,894	-
Net impairment losses recognized in earnings	(2,319)	(32,462)	(12,459)	(42,687)
Total investment revenues	43,404	15,042	125,014	98,832
Other revenues	3,413	4,241	8,303	9,489
Total revenues	112,052	78,092	315,437	284,700

BENEFITS AND EXPENSES
Policyholder benefits	50,514	43,783	135,601	134,855
Interest credited to policyholder account balances	21,898	21,742	64,772	65,119
Amortization of deferred acquisition costs
and value of business acquired	9,949	10,727	29,155	29,464
Operating expenses	22,779	25,282	73,476	70,842
Total benefits and expenses	105,140	101,534	303,004	300,280

Income (loss) before income tax expense (benefit)	6,912	(23,442)	12,433	(15,580)

Income tax expense (benefit)	1,731	(8,264)	3,756	(5,681)

NET INCOME (LOSS)	$5,181	$(15,178)	$8,677	$(9,899)

Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on
securities available for sale	$51,133	$(22,414)	$91,598	$(73,764)
Change in minimum pension liability	-	-	4,666	-
Other comprehensive income (loss)	51,133	(22,414)	96,264	(73,764)

OTHER COMPREHENSIVE INCOME (LOSS)	$56,314	$(37,592)	$104,941	$(83,663)

Basic and diluted earnings per share:
Net income (loss)	$0.45	$(1.30)	$0.75	$(0.85)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Nine Months Ended	Year Ended
	2009	2008
	(Unaudited)

COMMON STOCK, beginning and end of period	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	36,281	30,244
Excess of proceeds over cost of treasury stock sold	4,784	6,037

End of period	41,065	36,281

RETAINED EARNINGS
Beginning of period	750,600	780,133
Cumulative effect of change in accounting
principle (See Note 6)	8,399	-
Net income (loss)	8,677	(17,050)
Stockholder dividends of $0.81 per share
(2008 - $1.08)	(9,366)	(12,483)

End of period	758,310	750,600

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of period	(130,799)	(19,811)
Cumulative effect of change in accounting
principle (See Note 6)	(6,599)	-
Other comprehensive income (loss)	96,264	(110,988)

End of period	(41,134)	(130,799)

TREASURY STOCK, at cost
Beginning of period	(152,096)	(129,286)
Cost of 312,236 shares acquired
(2008 - 552,520 shares)	(9,623)	(25,972)
Cost of 526,432 shares sold
(2008 - 222,687 shares)	7,475	3,162

End of period	(154,244)	(152,096)

TOTAL STOCKHOLDERS' EQUITY	$627,118	$527,107

See accompanying Notes to Consolidated Financial Statements (Unaudited).

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net cash provided (used)	$18,460	$(3,991)

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(267,700)	(198,806)
Equity securities	(2,166)	(8,204)
Mortgage loans	(34,735)	(34,598)
Real estate	(14,510)	(24,541)
Other investment assets	(2,812)	-
Sales of investments:
Fixed maturity securities	48,490	28,523
Equity securities	3,652	5,718
Real estate	3,852	20,694
Other investment assets	2,237	9,891
Maturities and principal paydowns of investments:
Fixed maturity securities	184,290	204,102
Mortgage loans	33,755	39,825
Net dispositions (acquisitions) of property and equipment	178	(102)
Net cash provided (used)	(45,469)	42,502

FINANCING ACTIVITIES
Proceeds from borrowings	1,500	98,250
Repayment of borrowings	(4,400)	(101,095)
Deposits on policyholder account balances	182,002	147,374
Withdrawals from policyholder account balances	(155,102)	(185,195)
Net transfers from separate accounts	6,635	13,864
Change in other deposits	5,518	7,626
Cash dividends to stockholders	(9,366)	(9,394)
Net disposition (acquisition) of treasury stock	2,636	(14,177)
Net cash provided (used)	29,423	(42,747)

Increase (decrease) in cash	2,414	(4,236)
Cash at beginning of year	9,720	12,158

Cash at end of period	$12,134	$7,922

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim consolidated financial statements, the accompanying notes to these unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Kansas City Life Insurance Company (the Company) include the accounts of the Company and its subsidiaries, principally Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American).

The unaudited interim consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2008   Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2009 and the results of operations for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.  The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.  The Company bases its historical results from individual securities and internal assessments of likely future results for these securities.   These results are based upon validations and comparisons to similar securities provided by third parties such as rating agency analysis.  Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for probable losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  The valuation reserve is determined based upon historical impairment experience, insurance industry studies and estimates of value for individual loans in foreclosure.  Such estimates are based upon the value of the expected cash flows and the underlying collateral on a net realizable basis. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

Real estate consists of directly owned investments and real estate joint ventures.  Real estate that is directly owned is carried at depreciated cost.  Real estate joint ventures consist primarily of office buildings, industrial warehouses, unimproved land for future development and low income housing tax credit (LIHTC) investments.  Real estate joint ventures are consolidated where required or are valued at cost, adjusted for the Company’s equity in earnings.

Policy loans are carried at cost, less principal payments received.  Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.

Valuation of Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity.  The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss.  The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested.  The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and calculations.  At September 30, 2009, approximately 90% of the carrying value of these investments were from an external pricing service and 10% were derived from brokers, internal matrices and calculations.  The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued.  Other-than-temporary impairments that are determined to be due to credit are charged against earnings as realized investment losses.  The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company monitors the various markets in which its investments are traded.  The Company utilizes an independent third-party pricing service to determine the majority of its fair values.  The Company reviews values received from independent pricing sources for validity.  In addition, the Company tests a limited number of securities each reporting period to further validate reliance on the fair values provided.  When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers.  When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors appropriate for the specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors.  The Company creates a matrix of factors from which to calculate an estimable value.  However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to place the security for sale in the current market.

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

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded.  This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.  Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost.  The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position greater than 20% of their value, and selected

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold a security until it recovers in value;
•	Whether the Company intends to sell the investment and whether it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

•	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to sell the security before it recovers in value;
•	The risk that facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The total separate account assets were $302.5 million as of September 30, 2009.  Variable life and variable annuity assets comprised 29% and 71% of this amount, respectively.  Guarantees are offered under variable life and variable annuity contracts: a guaranteed minimum death benefit rider is available on certain variable universal life contracts and guaranteed minimum death benefits are provided on variable annuities.  The guaranteed minimum death benefit rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met.  The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns.  The current value of variable annuity separate accounts with the GMWB rider was $53.1 million and the fair value of the GMWB rider was $(0.8) million at September 30, 2009.  The value of the GMWB rider is recorded at fair value.  The change in this value is included in policyholder benefits in the Consolidated Statements of Income.

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

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances.  Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided.  The cash flows from deposits are credited to policyholder account balances.  Deposits are not recorded as revenue under FASB Accounting Standards Codification (ASC) 944, “Financial Services - Insurance.”  Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received.  Premiums and deposits are subdivided into two categories: new and renewal.  New premiums and deposits are measures of sales or new business production.  Renewal premiums and deposits occur as continuing business from existing customers.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. The Company monitors the relative financial strength and viability of its reinsurance partners. The Company has one reinsurance counterparty whose credit rating was below investment grade at September 30, 2009. Total GAAP reserves ceded to this reinsurer were $3.0 million at September 30, 2009. Should this reinsurer become insolvent, the Company could recapture the business ceded to this reinsurer, resulting in an increase in GAAP reserves of $3.0 million.

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued new guidance to provide a single definition of fair value, together with a framework for measuring it, and required additional disclosure about the use of fair value to measure assets and liabilities.  The FASB emphasized that fair value is a market-based measurement, not an entity-specific measurement, and it established a fair value hierarchy with the highest priority being the quoted price in active markets.  This guidance became effective for years beginning after November 15, 2007.  The Company adopted it on January 1, 2008 with no material impact to the consolidated financial statements.  Please see Note 3 – Fair Values for disclosures pertaining to this guidance.

In February 2007, the FASB issued new guidance to permit an entity to measure certain financial assets and liabilities at fair value.  Under this guidance, entities that elect the fair value option report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  Once adopted, the fair value option election is irrevocable, unless a new election date occurs.  This guidance became effective for years beginning after November 15, 2007.  The Company adopted it on January 1, 2008 with no material impact to the consolidated financial statements.  The Company elected to not measure financial assets and liabilities at fair value other than those already prescribed, such as securities available for sale, securities identified in trading portfolios and certain derivatives and hedging activity that the Company participates in.  Please see Note 3 – Fair Values for additional information pertaining to this guidance.

In March 2008, the FASB issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact on the consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to this guidance.

In May 2008, the FASB issued new guidance regarding financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities, including expanded disclosure requirements.  This guidance became effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company adopted it on January 1, 2009 with no material impact to the consolidated financial statements as it does not sell financial guarantee insurance contracts.

In October 2008, the FASB issued new guidance to clarify the application of fair value accounting in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted this guidance upon issuance, with no material impact to the consolidated financial statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements.  Enhanced disclosures related to fair valued assets and liabilities became required.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to this guidance.

In April 2009, the FASB issued new guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired.  The guidance requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establish accounting treatment for each aspect, in current and subsequent periods.  Retroactive application became required to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009.  For additional information pertaining to this guidance, please see Note 3 – Fair Values and Note 6 – Accumulated Effect of Change in Accounting Principle.

In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods.  The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with no material impact on the unaudited interim consolidated financial statements.  Please see Note 3 – Fair Values for additional information pertaining to this guidance.

In May 2009, the FASB issued new guidance that established general accounting standards and disclosure for events occurring subsequent to the balance sheet date but before the financial statements are issued.  This guidance became effective for interim and annual accounting periods ending after June 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance to improve the information that a reporting entity provides in its financial reports related to a transfer of financial assets.  It addresses the effects of a transfer on financial position, financial performance, cash flows and a transferor’s continuing involvement in transferred financial assets.  In addition, this guidance also eliminates the concept of a qualifying special-purpose entity.  This guidance will become effective for interim and annual accounting periods beginning after November 15, 2009.  The Company is currently evaluating the new guidance and does not expect it to have a material impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs).  This guidance changes the approach to determining a VIE’s primary beneficiary and requires companies to continuously reassess whether investments in VIEs must be consolidated.  This guidance will become effective for interim and annual accounting periods beginning after November 15, 2009.  The Company is currently evaluating the new guidance and does not expect it to have a material impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance to establish the FASB ASC as a source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  This guidance replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

All other FASB guidance issued during the nine months ended September 30, 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

3.  FAIR VALUES

Fair Values Hierarchy
In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures,” the Company groups its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value.  These levels are as follows:

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets.  Level 1 assets include U.S. Treasury Notes and Bonds, other U.S. Government securities and certain common and preferred stocks that are traded by dealers or brokers in active markets.

Level 2 – Valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.  Valuations are obtained from third-party pricing services or inputs that are observable or derived principally from or corroborated by observable market data.  Level 2 assets include debt securities, preferred stocks and asset-backed securities that are model priced by vendors using observable inputs.

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

Determination of Fair Value
Under FASB ASC 820, the Company bases fair values on the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC 820.  Accordingly, the Company uses an independent third-party pricing service to price a significant portion of its fixed maturity securities and equity securities.

The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the pricing service. In the event a price is not available from the third-party pricing service, the Company pursues external pricing from brokers.  Generally, the Company pursues and utilizes only one broker quote per security.  In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.  If a broker price is not available, the Company determines a carrying value through various valuation techniques that use option pricing models, discounted cash flows, spread-based models or similar techniques depending upon the specific security to be priced.  These techniques are primarily applied to private placement securities.  The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

The Company performs an analysis on the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value.  The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third-party pricing service methodologies, back testing and comparison of prices to actual trades for specific securities where observable data exists.  In addition, in accordance with FASB ASC 820, the Company analyzed the third-party pricing services’ methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate FASB ASC 820 fair value hierarchy.

The Company owned six issues of similar securities for which values were not provided from the Company’s primary pricing service as of September 30, 2009.  The Company received quoted prices from brokers for each security and utilized the mid-point of these prices to determine the fair value of these similar securities.

Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated using the Company’s own estimates, based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the asset or liability and other pertinent factors.  Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.  Additionally, there may be inherent weaknesses in any calculation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value in accordance with FASB ASC 825, “Financial Instruments.”

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

Loans
The Company does not record loans at fair value.  As such, valuation techniques discussed herein for loans are primarily for estimating fair value.

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

Liabilities
Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds
Fair values for liabilities under investment-type insurance contracts are based upon account value.  The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities and other policyholder funds for supplementary contracts without life contingencies are estimated to be their cash surrender values.  In accordance with FASB ASC 825, the fair values of deposits with no stated maturity are equal to the amount payable on demand at the measurement date.

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company introduced a GMWB rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides a minimum guarantee that the owner can make annual withdrawals equal to 5% of the initial annuity deposit for twenty years, or for life if withdrawals were started at age 65 or later, regardless of market returns.  The value of variable annuity separate accounts with the GMWB rider was $53.1 million and the fair value of the rider was $(0.8) million at September 30, 2009.  The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  Fair value for GMWB rider contracts results in a Level 3 valuation as it is based on models which utilize significant unobservable inputs.  These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Notes Payable
There were no borrowings at September 30, 2009.  All of the amounts included within Notes Payable were in other liabilities in the Consolidated Balance Sheets at December 31, 2008.  The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities.  See Note 7 - Notes Payable for an explanation of the terms of the debt outstanding.

Categories Reported at Fair Value
The following table presents categories reported at fair value on a recurring basis.

	September 30, 2009
Assets:	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale	$15,324	$2,458,530	$87,216	$2,561,070
Equity securities available for sale	11,580	26,681	6,234	44,495
Total	$26,904	$2,485,211	$93,450	$2,605,565

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(796)	$(796)
Total	$-	$-	$(796)	$(796)

	December 31, 2008
Assets:	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale	$15,876	$2,237,498	$89,499	$2,342,873
Equity securities available for sale	12,504	26,892	5,141	44,537
Total	$28,380	$2,264,390	$94,640	$2,387,410

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$755	$755
Total	$-	$-	$755	$755

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level as of September 30, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities available for sale:
Priced from external pricing service	$15,324	$2,307,962	$-	$2,323,286
Priced from independent broker quotations	-	124,594	-	124,594
Priced from internal matrices and calculations	-	25,974	87,216	113,190
Subtotal	15,324	2,458,530	87,216	2,561,070
Equity securities available for sale:
Priced from external pricing service	11,580	2,307	-	13,887
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	24,374	6,234	30,608
Subtotal	11,580	26,681	6,234	44,495
Total	$26,904	$2,485,211	$93,450	$2,605,565
Percent of Total	1%	95%	4%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2009 are summarized below:

	Quarter Ended September 30, 2009

		Total Realized and Unrealized
		Gains and (Losses)				Ending	Net Unrealized
	Beginning		Included in			Balance	Gains (Losses)
	Balance as	Included	Other	Purchases	Net	as of	Relating to
	of June 30	in	Comprehensive	and	Transfers	September 30	Assets Held at
	2009	Earnings	Income (Loss)	Dispositions	in (out)	2009	September 30, 2009
Assets:
Fixed maturities available
for sale	$77,704	$-	$5,125	$(828)	$5,215	$87,216	$4,518
Equity securities available
for sale	5,141	-	285	-	808	6,234	285
Total	$82,845	$-	$5,410	$(828)	$6,023	$93,450	$4,803

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$(879)	$53	$-	$30	$-	$(796)	$53

	Nine Months Ended September 30, 2009

		Total Realized and Unrealized
		Gains and (Losses)				Ending	Net Unrealized
	Beginning		Included in			Balance	Gains (Losses)
	Balance as	Included	Other	Purchases	Net	as of	Relating to
	of December 31,	in	Comprehensive	and	Transfers	September 30,	Assets Held at
	2008	Earnings	Income (Loss)	Dispositions	in (out)	2009	September 30, 2009
Assets:
Fixed maturities available
for sale	$89,499	$-	$9,336	$(888)	$(10,731)	$87,216	$8,729
Equity securities available
for sale	5,141	-	285	-	808	6,234	285
Total	$94,640	$-	$9,621	$(888)	$(9,923)	$93,450	$9,014

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$755	$(1,632)	$-	$81	$-	$(796)	$(1,632)

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company had six transfers into Level 3 and five transfers out of Level 3 for the third quarter and nine months ended September 30, 2009.

The following table provides amortized cost and fair value for securities by sector at September 30, 2009.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$109,933	$5,670	$252	$115,351
Federal agencies 1	62,560	2,973	-	65,533
Federal agency issued
mortgage-backed securities 1	174,489	7,796	132	182,153
Subtotal	346,982	16,439	384	363,037
Corporate obligations:
Industrial	421,213	22,877	3,148	440,942
Energy	194,475	10,812	464	204,823
Technology	41,349	2,428	526	43,251
Communications	86,191	4,489	1,679	89,001
Financial	395,925	11,198	23,206	383,917
Consumer	309,173	18,358	2,267	325,264
Public utilities	275,550	18,565	2,187	291,928
Total corporate obligations	1,723,876	88,727	33,477	1,779,126
Corporate private-labeled
mortgage-backed securities	248,878	437	50,512	198,803
Other	232,065	3,701	20,654	215,112
Redeemable preferred stocks	5,000	-	8	4,992
Fixed maturity securities	2,556,801	109,304	105,035	2,561,070
Equity securities	44,541	1,744	1,790	44,495
Total	$2,601,342	$111,048	$106,825	$2,605,565

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides amortized cost and fair value for securities by sector at December 31, 2008.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$63,686	$2,732	$399	$66,019
Federal agencies 1	72,135	4,074	-	76,209
Federal agency issued
mortgage-backed securities 1	217,964	4,193	635	221,522
Subtotal	353,785	10,999	1,034	363,750
Corporate obligations:
Industrial	389,580	6,501	27,368	368,713
Energy	201,172	4,261	15,693	189,740
Technology	37,264	1,109	3,056	35,317
Communications	73,035	699	7,677	66,057
Financial	387,927	3,430	45,793	345,564
Consumer	302,433	4,900	27,458	279,875
Public utilities	260,529	6,013	10,918	255,624
Total corporate obligations	1,651,940	26,913	137,963	1,540,890
Corporate private-labeled
mortgage-backed securities	272,405	90	52,795	219,700
Other	241,172	545	37,217	204,500
Redeemable preferred stocks	15,070	52	1,089	14,033
Fixed maturity securities	2,534,372	38,599	230,098	2,342,873
Equity securities	45,152	1,143	1,758	44,537
Total	$2,579,524	$39,742	$231,856	$2,387,410

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The table below is a summary of fair value estimates as of September 30, 2009 and December 31, 2008 for financial instruments, as defined by FASB ASC 825.  In accordance with this guidance, the Company has not included assets and liabilities that are not financial instruments in this disclosure.  The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments:
Fixed maturities available for sale	$2,561,070	$2,561,070	$2,342,873	$2,342,873
Equity securities available for sale	44,495	44,495	44,537	44,537
Mortgage loans	446,369	455,845	445,389	449,228
Policy loans	86,067	86,067	88,304	88,304
Cash and short-term investments	50,084	50,084	44,858	44,858

Liabilities:
Individual and group annuities	988,860	966,845	956,216	938,023
Notes payable	-	-	2,900	2,900
Supplementary contracts without
life contingencies	60,016	57,359	61,268	54,327

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold a security until it recovers in value;
•	Whether the Company intends to sell the investment and whether it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

•	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to sell the security before it recovers in value;
•	The risk that facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

At September 30, 2009, the Company had gross unrealized losses of $106.8 million on investment securities, including fixed maturity and equity securities that had a fair value of $806.7 million.  In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.”  Accordingly, the Company bifurcated these impairments between credit and non-credit impairments.  As identified in the Consolidated Statements of Income, the Company had non-credit impairments of $15.9 million on securities considered to be impaired for the nine months ended September 30, 2009.  As of December 31, 2008, the Company had gross unrealized losses of $231.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion. The decrease in unrealized losses was primarily attributable to decreased credit and liquidity risk discounts in the pricing of financial assets.  Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.  Partially offsetting the decrease in unrealized losses was the implementation of FASB ASC 320 in the first quarter.  The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit.  This resulted in an opening balance adjustment to increase gross unrealized losses in the amount of $13.5 million.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security.  If the security is an unsecured obligation, the additional research is a top-down approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation.  If the security is secured by an asset or guaranteed by another party, the value of the underlying secured asset or the financial ability of the third-party guarantor is evaluated as a secondary source of repayment. Such research is based upon a top-down approach, narrowing to the specific estimates of value and cash flow of the underlying secured asset or guarantor.  If the security is a collateralized obligation, such as a mortgage-backed or other asset-backed instrument, research is also conducted to obtain and analyze the performance of the collateral relative to expectations at the time of acquisition and with regard to projections for the future. Such analyses are based upon historical results, trends, comparisons to collateral performance of similar securities and analyses performed by third parties. This information is used to develop projected cash flows that are compared to the amortized cost of the security.

If a determination is made that an unsecured security, secured security or security with a guaranty of payment by a third-party is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit.  The estimate of the portion of impairment due to credit is based upon a comparison of ratings and maturity horizon

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

for the security and relative historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability is adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis is supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

If the cash flow for a collateralized security is determined to be less than the amortized cost, the difference is recorded as an other-than-temporary impairment due to credit in the income statement.

The total impairment for any security that is deemed to have an other-than-temporary impairment is recorded in the statement of income as a net realized loss from investments.  The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the statement of income and reflected in other comprehensive income (loss) and accumulated other comprehensive loss, which is a component of stockholders’ equity in the balance sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale as of September 30, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$11,692	$133	$3,203	$119	$14,895	$252
Federal agencies 1	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities 1	16,179	55	3,893	77	20,072	132
Subtotal	27,871	188	7,096	196	34,967	384
Corporate obligations
Industrial	15,795	242	56,908	2,906	72,703	3,148
Energy	16,873	337	12,295	127	29,168	464
Technology	-	-	7,178	526	7,178	526
Communications	4,009	463	22,638	1,216	26,647	1,679
Financial	12,483	2,613	156,914	20,593	169,397	23,206
Consumer	10,837	182	40,872	2,085	51,709	2,267
Public utilities	16,274	650	25,954	1,537	42,228	2,187
Total corporate obligations	76,271	4,487	322,759	28,990	399,030	33,477
Corporate private-labeled
mortgage-backed securities	12,451	2,101	176,436	48,411	188,887	50,512
Other	57,270	3,872	112,173	16,782	169,443	20,654
Redeemable preferred stocks	-	-	4,992	8	4,992	8
Fixed maturity securities	173,863	10,648	623,456	94,387	797,319	105,035
Equity securities:
Financial	3,859	875	5,556	915	9,415	1,790
Other	-	-	-	-	-	-
Equity securities	3,859	875	5,556	915	9,415	1,790
Total	$177,722	$11,523	$629,012	$95,302	$806,734	$106,825

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the third quarter and nine months ended September 30, 2009.  Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	Quarter Ended	Nine Months Ended
	September 30	September 30

Proceeds	$8,156	$22,218
Gross realized gains	1,256	3,699
Gross realized losses	-	-

5.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances.  In addition, other comprehensive income (loss) includes the change in the additional minimum pension liability.  Other comprehensive income (loss) also includes deferred income taxes on these items.  The table below provides information about other comprehensive income (loss) for the third quarters and nine months ended September 30, 2009 and 2008.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Total unrealized gains (losses) arising during the year	$116,381	(108,558)	$201,468	(201,840)
Less:
Realized investment gains (losses), excluding
impairment losses	1,240	1,430	4,083	2,182
Other-than-temporary impairment losses
recognized in earnings	(2,522)	(32,462)	(28,353)	(42,687)
Other-than-temporary impairment losses
recognized in other comprehensive income (loss)	203	-	15,894	-
Net unrealized gains (losses) excluding impairment losses	117,460	(77,526)	209,844	(161,335)
Additional minimum pension liability	-	-	4,666	-
Effect on DAC and VOBA	(38,794)	42,891	(68,924)	47,304
Policyholder account balances	-	152	-	548
Deferred income taxes	(27,533)	12,069	(49,322)	39,719
Other comprehensive income (loss)	51,133	(22,414)	96,264	(73,764)
Net income (loss)	5,181	(15,178)	8,677	(9,899)
Other comprehensive income (loss)	$56,314	(37,592)	$104,941	(83,663)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at September 30, 2009.

	Unrealized	Unrealized	Additional
	Gain (Loss) on	Gain (Loss) on	Minimum	DAC/
	Non-Impaired	Impaired	Pension	VOBA
	Securities	Securities	Liability	Impact	Tax Effect	Total

Beginning of year	$(189,916)	$(2,197)	$(48,523)	$65,534	$44,303	$(130,799)
Cumulative effect of change in
accounting principle	-	(13,507)	-	3,355	3,553	(6,599)
Other comprehensive income (loss)	211,759	(1,915)	4,666	(68,924)	(49,322)	96,264
End of period	$21,843	$(17,619)	$(43,857)	$(35)	$(1,466)	$(41,134)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides a rollforward of credit losses recognized in earnings for the third quarter and nine months ended September 30, 2009.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2009	2009
Credit losses on securities held at beginning of period in other
comprehensive income (loss)	$9,505	$5,713
Additions for credit losses not previously recognized in other-than-
temporary impairment	-	6,500
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	319	597
Reductions for securities sold during the period (realized)	(1,880)	(3,952)
Reductions for securities previously recognized in other
comprehensive income (loss) earnings because of intent to sell
the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	-	(914)
Credit losses on securities held at the end of period in other
comprehensive income (loss)	$7,944	$7,944

6.  ACCUMULATED EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective for the period ended March 31, 2009, the Company adopted FASB ASC 320.  Pursuant to this guidance, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit as of January 1, 2009.  As a result, the Company determined that $13.5 million in previously recorded other-than-temporary impairments had been due to non-credit impairments.

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the nine-month period ended September 30, 2009.  Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third-party, the estimate of the portion of impairment due to credit was based upon a comparison of ratings and maturity horizon for the security relative to historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability was adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis was supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

Estimates of impairment due to credit involving collateralized securities were based upon review of projected cash flows relative to amortized cost at the time the security was determined to be other-than-temporarily impaired.  The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected cash flows.

In addition, as an insurance enterprise, the Company must also consider the impact of DAC and VOBA on any realized and unrealized loss and the appropriate tax effect.  The establishment of non-credit impairments to accumulated other comprehensive income (loss) in accordance with the guidance from retained earnings also requires a netting of applicable DAC and VOBA and income taxes.  The methodology by which DAC and VOBA are calculated and applied to realized gains and losses is different than the methodology employed to calculate DAC and VOBA charges on unrealized gains and losses and results in differences among the transfer between retained earnings and accumulated other comprehensive loss.

In the implementation of this guidance, the Company recorded an opening balance adjustment that increased retained earnings in the amount of $8.4 million and increased accumulated other comprehensive loss in the amount of $6.6 million.

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

7.  NOTES PAYABLE

All borrowings are used to enhance liquidity and investment strategies, and the following table provides information for Notes Payable.

	September 30	December 31
	2009	2008
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, currently no borrowings, (0.95% at
December 31, 2008), secured by mortgage-backed securities
totaling $71,706 ($102,155 at December 31, 2008)	$-	$2,900
	$-	$2,900

As a member of the FHLB with a capital investment of $5.1 million, the Company has the ability to borrow on a collateralized basis from the FHLB.  The Company received dividends on the capital investment in the FHLB of less than $0.1 million in the third quarter and equal to $0.1 million for the nine-month period ended September 30, 2009.  Dividends received in the third quarter of 2008 were $0.1 million and were $0.3 million in the nine-month period ended September 30, 2008.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines as they come due.

8.  INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported.  The average number of shares outstanding was 11,621,405 and 11,520,384 for the quarters ended September 30, 2009 and 2008, respectively.  The average number of shares outstanding was 11,535,374 and 11,606,911 for the nine months ended September 30, 2009 and 2008, respectively.

9.  INCOME TAXES

The third quarter income tax expense was $1.7 million or 25% of income before tax for 2009, versus a tax benefit of $8.3 million or 35% of income before tax for the prior year period.  The income tax expense for the nine months ended September 30, 2009 was $3.8 million or 30% of income before tax, versus a tax benefit of $5.7 million or 36% of income before tax for the prior year period.

The effective income tax rate in the third quarter of 2009 was less than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences resulted in a benefit of approximately 11% of income before tax.  These permanent differences primarily consisted of the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return.  A decrease in the income tax contingency resulted in a benefit of approximately 5% of income before tax.  These favorable differences were partially offset by an expense of approximately 6% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the third quarter of 2008 was equal to the prevailing corporate federal income tax rate of 35%, primarily due to the benefit of a reduction in the income tax contingency being equally offset by differences between the prior year tax provision and the Company’s filed 2007 tax return.  The impact of reducing the income tax contingency was a benefit of approximately 1% of income before tax.  The impact of the true-up of prior year taxes was an expense of approximately 1% of income before tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The effective income tax rate in the nine months ended September 30, 2009 was less than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences resulted in a benefit of approximately 7% of income before tax.  These permanent differences were primarily from the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return.  A decrease in the income tax contingency resulted in a benefit of approximately 2% of income before tax.  These favorable differences were partially offset by an expense of approximately 4% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2008 was greater than the prevailing corporate federal income tax rate of 35% due to a 3% benefit resulting primarily from the dividends received deduction, a reduction in tax contingency and affordable housing tax credits, partially offset by a 2% expense related to differences between the prior year tax provision and the Company’s filed 2007 tax return.

Federal income taxes paid were $0.2 million and $10.0 million for the first nine months of 2009 and 2008, respectively.

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

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations1	Total
Insurance revenues:
Third quarter:	2009	$38,630	$11,103	$15,634	$(132)	$65,235
	2008	31,214	12,268	15,446	(119)	58,809
Nine months:	2009	100,317	35,757	46,460	(414)	182,120
	2008	94,384	36,235	46,175	(415)	176,379

Net investment income:
Third quarter:	2009	$41,052	$136	$3,333	$-	$44,521
	2008	41,057	134	3,146	-	44,337
Nine months:	2009	122,307	406	9,552	-	132,265
	2008	126,393	389	9,634	-	136,416

Net income (loss):
Third quarter:	2009	$5,384	$(958)	$755	$-	$5,181
	2008	(14,365)	(396)	(417)	-	(15,178)
Nine months:	2009	8,248	(1,735)	2,164	-	8,677
2008		(8,589)	(1,444)	134	-	(9,899)

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 30		September 30
	2009	2008	2009	2008

Service cost	$474	$421	$217	$192
Interest cost	1,985	1,360	510	346
Expected return on plan assets	(1,867)	(1,726)	(11)	(13)
Amortization of:
Unrecognized actuarial loss	1,081	421	3	43
Unrecognized prior service cost	(148)	(118)	(62)	(91)
Net periodic benefit cost	$1,525	$358	$657	$477

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Service cost	$1,592	$1,601	$479	$583
Interest cost	5,969	5,164	1,051	1,051
Expected return on plan assets	(5,552)	(6,555)	(26)	(39)
Amortization of:
Unrecognized actuarial loss	3,442	1,597	(197)	130
Unrecognized prior service cost	(471)	(449)	(139)	(279)
Net periodic benefit cost	$4,980	$1,358	$1,168	$1,446

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

No payments were made during the first nine months of 2009 for the three-year interval ended December 31, 2008.  In the first nine months of 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end.  No accrual was required for the third quarter of 2009.  The cost of share-based compensation accrued as an operating expense in the third quarter of 2008 was $0.9 million, net of tax.  The change in accrual for share-based compensation that reduced operating expense in the first nine months of 2009 was $0.1 million, net of tax.  The cost of compensation accrued as an operating expense for the nine-month period ended September 30, 2008 was $1.1 million, net of tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

13.  COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments.  At September 30, 2009, the Company had purchase commitments to fund mortgage loans and other investments of $17.5 million.  Subsequent to September 30, 2009, the Company entered into commitments to fund additional mortgage loans of $2.7 million.

14.  CONTINGENT LIABILITIES

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which are grossly disproportionate to actual damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would not have a material effect on the Company’s business, results of operations or financial position.

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

16.  SUBSEQUENT EVENTS

On October 26, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 11, 2009 to stockholders of record on November 5, 2009.

Subsequent to September 30, 2009, the United States and the global financial system continued to recover from the credit and liquidity crisis that generated substantial volatility in the financial markets and the banking system during the past several periods.  Should this environment and similar events re-occur, such subsequent events could have a significant impact on the Company’s investment portfolio.  The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairment as of September 30, 2009 has not changed.

Subsequent events have been evaluated through October 30, 2009, which is the date that the financial statements have been issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results.  The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2009 and 2008 and the financial condition of the Company as of September 30, 2009.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2008 Form 10-K.

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

The Company earns revenues primarily from premiums received from the sale of life, immediate annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets.  Revenues from the sale of traditional life insurance and immediate annuity products and accident and health products are reported as premium income for financial statement purposes.  Considerations for supplemental contracts with life contingencies are reported as part of other revenues.  However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplemental contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Statements of Cash Flows.  Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sales of life, annuity, and accident and health products;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;

•	The rate of morbidity, disability and incurrence of other policyholder benefits;
•	Persistency of existing insurance policies;
•	Interest rates credited to policyholders;
•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	Investment spreads earned on policyholder account balances;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;
•	Realized gains and losses on investments;
•	Timely and cost-effective access to liquidity;
•	Management of distribution costs and operating expenses.

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

Starting in 2007 and continuing into 2009, wildly fluctuating market conditions have significantly impacted the financial markets and accordingly, the Company’s investments and revenues.  The interest rate and credit environments continue to present a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities.  These conditions may persist into the future as the credit and equity markets continue to be severely challenged, particularly in the financial services sector.  The Company is broadly diversified and has high quality investments, as 93% of all fixed maturity securities were investment grade at September 30, 2009.  However, as a result of the consolidations currently occurring in the financial services sector, diversification in this sector will be a challenge until greater market stabilization occurs.  In addition, the U.S. Government’s entrance into private company arrangements and specific guarantees may add further complications to a variety of issues, yet to be fully determined.

The improvement in net income for the third quarter of 2009 compared to the third quarter of 2008 was due to several factors.  First, the Company had a net realized investment loss of $1.1 million in the third quarter of 2009 compared to $29.3 million in the third quarter of 2008.  In the third quarter of 2009, write-downs of investments due to the recognition of other-than-temporary impairments totaled $2.3 million, compared to $32.5 million in the third quarter of 2008.  A second factor was reduced operating expenses.  Partially offsetting these favorable factors, policyholder benefits increased, primarily due to an increase in benefit and contract reserves.  In addition, income tax expense increased largely due to higher pretax income.

The largest factor in the increase in net income for the first nine months of 2009 compared to the same period in 2008 was a reduction in realized investment losses.  The Company had a net realized loss of $7.3 million in the first nine months of 2009, compared to $37.6 million one year ago.  Partially offsetting this improvement, net investment income and contract charges declined and operating expenses increased during the nine months.

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

Consolidated Results of Operations

Summary of Results
The Company’s net income increased $20.4 million or 134% in the third quarter of 2009, versus the same quarter in the prior year, to a total of $5.2 million from a loss of $15.2 million.  Net income per share increased $1.75 or 135% and was $0.45 per share versus a loss of $1.30 per share in the third quarter of 2008.  Net income for the nine months increased $18.6 million or 188% compared to last year, to $8.7 million from a loss of $9.9 million.  Net income per share increased $1.60 or 188% and was $0.75 per share versus a loss of $0.85 per share for the first nine months of 2008.

The largest factor in the increase in the third quarter of 2009 was a decline in realized investment losses, which totaled $1.1 million versus $29.3 million in the third quarter of 2008.  Operating expenses decreased $2.5 million or 10% and income tax expense increased during the third quarter, reflecting higher pretax income.

The improvement in net income for the nine months versus the same period one year ago largely resulted from a $30.3 million reduction in realized investment losses, as these losses declined from $37.6 million for the first nine months of 2008 to $7.3 million in 2009.  Partially offsetting this improvement were reductions in net investment income and contract charges of $4.2 million and $1.6 million, respectively, and a $2.6 million increase in operating expenses.  In addition, income tax expense increased during the nine months, reflecting higher pretax income.

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

The Company also markets a series of group products, as identified in the Group Insurance segment discussed below.  These products include group life, dental, disability, and vision products.  The primary growth strategies for this segment include increased productivity of the existing group representatives and planned expansion of the group distribution system.  Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter Ended September 30
	2009	% Change	2008	% Change
New premiums:
Individual life insurance	$3,643	8	$3,358	9
Immediate annuities	10,842	347	2,426	41
Group life insurance	359	(31)	518	19
Group accident and health insurance	2,764	1	2,748	22
Total new premiums	17,608	95	9,050	21
Renewal premiums	35,824	-	35,811	1
Total premiums	$53,432	19	$44,861	4

	Nine Months Ended September 30
	2009	% Change	2008	% Change
New premiums:
Individual life insurance	$10,330	6	$9,769	7
Immediate annuities	16,842	87	9,014	64
Group life insurance	1,134	(29)	1,598	45
Group accident and health insurance	7,545	(8)	8,232	7
Total new premiums	35,851	25	28,613	23
Renewal premiums	107,297	1	106,197	(1)
Total premiums	$143,148	6	$134,810	3

Consolidated total premiums increased 19% in the third quarter of 2009 versus the same period in the prior year, as total new premiums increased 95% and total renewal premiums were flat.  New premiums increased $8.6 million, largely due to a $8.4 million increase in immediate annuities.  The increase in immediate annuity sales represents a continuing demand for fixed-rate products by consumers and an increase in sales from a third-party marketing arrangement.  New individual life premiums increased 8%, as new premiums in the Old American segment increased 22%.  The increase in new premiums from the Old American segment reflects a combination of expanded distribution and improved agent contracts.  New group life premiums decreased 31% while new group accident and health premiums increased 1%.

Total premiums for the nine months of 2009 increased 6% compared to one year ago, as total new premiums increased 25% and total renewal premiums increased 1%.  New immediate annuity premiums increased $7.8 million or 87%, reflecting continued demand for fixed-rate products by consumers and an increase in sales from a third-party marketing arrangement.  New individual life premiums increased 6%, reflecting a 16% increase in new individual life premiums at the Old American segment.  Partially offsetting these increases, new group life insurance premiums declined 29% and new group accident and health insurance premiums declined 8%.  The decrease in new group accident and health premiums was primarily due to a 21% decline in new dental premiums in the Group Insurance segment.  The Company periodically adjusts its pricing on its dental product to align with its product profit expectations.  Total renewal premiums increased $1.1 million, reflecting an 8% increase in group accident and health premiums.  The increase in group accident and health premiums was largely due to a 9% increase in renewal dental premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2009 and 2008.  New deposits are also detailed by product.

	Quarter Ended September 30
	2009	% Change	2008	% Change
New deposits:
Universal life insurance	$2,119	(23)	$2,741	4
Variable universal life insurance	176	(65)	501	4
Fixed deferred annuities	19,323	196	6,532	(25)
Variable annuities	3,330	(43)	5,800	(15)
Total new deposits	24,948	60	15,574	(16)
Renewal deposits	34,196	2	33,421	1
Total deposits	$59,144	21	$48,995	(5)

	Nine Months Ended September 30
	2009	% Change	2008	% Change
New deposits:
Universal life insurance	$6,079	(19)	$7,482	(7)
Variable universal life insurance	873	(42)	1,510	(20)
Fixed deferred annuities	64,651	260	17,967	(13)
Variable annuities	11,091	(47)	20,811	6
Total new deposits	82,694	73	47,770	(5)
Renewal deposits	99,308	-	99,604	(5)
Total deposits	$182,002	23	$147,374	(5)

Total new deposits increased $9.4 million or 60% in the third quarter of 2009 compared with the third quarter of 2008.  This increase was driven by a $12.8 million or 196% increase in new fixed deferred annuity deposits in the third quarter of 2009.  The significant sales of fixed deferred annuities can be attributed to changes in consumer preferences resulting from the volatility in the equity markets.  This volatility, along with the general effects of the recessionary environment, is also reflected in the reduction in sales of new universal life deposits, new variable universal life deposits and new variable annuities, which declined 23%, 65% and 43%, respectively, in the third quarter compared to one year ago.  Total renewal deposits increased $0.8 million or 2% in the third quarter versus last year.  This improvement resulted from higher fixed deferred annuity deposits, which increased $2.8 million or 67% compared to one year ago.  This increase was partially offset by declines in the following products: $1.3 million or 6% in universal life deposits, 11% in variable universal life deposits and 10% in variable annuity deposits.

Total new deposits increased $34.9 million or 73% in the first nine months of 2009, compared to the same period one year ago.  This increase was due to a $46.7 million or 260% increase in new fixed deferred annuity deposits.  Partially offsetting this increase, new universal life deposits decreased $1.4 million or 19%, new variable universal life deposits declined $0.6 million or 42%, and new variable annuity deposits declined $9.7 million or 47%, compared to one year ago.  Total renewal deposits were essentially flat, as a 24% increase in fixed deferred annuities was offset by a 3% decline in universal life deposits, an 8% decrease in variable universal life deposits, and a 6% decrease in variable annuities. The increase in fixed deferred annuity deposits was largely due to changes in consumer preferences, as mentioned above, as well as sales of a special rate offering on deferred annuities during the second quarter of 2009.  The Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.

Insurance Revenues
Insurance revenues consist of premiums from traditional insurance products and contract charges less reinsurance ceded.  In the third quarter of 2009, total insurance revenues increased $6.4 million or 11%, reflecting an $8.6 million or 19% increase in total premiums.  This increase was partially offset by a 3% decline in contract charges and a 10% increase in reinsurance ceded.  Total annuity premiums increased 346% and total accident and health premiums increased 6%, while total individual life premiums decreased 2% compared with last year.  Total group accident and health premiums increased 7%, while total group life premiums decreased 23%.  Total individual life premiums were flat in the Individual Insurance segment and increased 1% in the Old American segment.

Total insurance revenues increased $5.7 million or 3% in the first nine months of 2009, as premiums increased $8.3 million or 6% compared to one year earlier.  Partially offsetting this increase, contract charges decreased $1.6 million or 2% and reinsurance ceded increased $1.0 million or 2%.  Total annuity premiums increased 86% and total accident and health premiums increased 3%, while total individual life premiums declined 1% compared to last year.  Total group accident and health premiums increased 4% and total group life premiums decreased 6%.  The increase in accident and health premiums reflected a 9% increase in renewal dental premiums.  Total individual life premiums were flat in both the Individual Insurance segment and the Old American segment.

Contract charges consist of fees charged on universal life, deposit or investment products.  Total contract charges declined 3% in the third quarter and 2% in the nine months.   These declines can largely be attributed to two factors: lower account balances on variable contracts and the runoff of closed blocks.  The Company has purchased blocks of policies and companies with the express intent of servicing these blocks to achieve purchased profit streams.  Total contract charges on these closed blocks equaled 37% of total consolidated contract charges in both the third quarter and first nine months of 2009, compared to 38% in the prior year periods.  Total contract charges on closed blocks declined 4% in both the third quarter and nine months.  Total contract charges on open blocks of business were flat in the third quarter and declined less than 1% in the nine months compared to one year ago.

Reinsurance ceded increased $1.4 million or 10% in the third quarter and $1.0 million or 2% in the nine months versus last year.  Reinsurance ceded was relatively flat for the Individual Insurance segment for both the third quarter and nine months.  However, reinsurance ceded for the Group segment increased $1.3 million or 66% in the third quarter and $1.2 million or 22% in the nine months, largely due to a new third-party agreement in the long-term disability product line where business is 100% reinsured.  Partially offsetting these, reinsurance ceded for the Old American segment declined $0.1 million or 9% in the third quarter and $0.3 million or 12% in the nine months, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues
Net investment income is stated net of investment expenses.  Net investment income was essentially flat in the third quarter but declined 3% in the nine months compared with the same period one year ago.  Net investment income results were negatively impacted by changes in the Company’s invested asset base and yields available on the portfolio for the nine months.  While the invested asset base was also down in the third quarter, yields increased slightly compared to a year ago.  Partially offsetting these changes, expenses associated with investment income declined in the nine months, favorably impacting results.

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans.  Gross investment income increased $0.3 million or 1% in the third quarter of 2009 but declined $4.8 million or 3% in the nine months, compared with the same periods in 2008.  The increase in the third quarter reflected an increase in investment yields partially offset by a decline in gross investment income from reduced investment assets.  The decline in the nine months primarily resulted from a decline in gross investment income from reduced investment assets and a decline from lower investment yields.  The decline in investment assets experienced in both periods reflects declines in book value due to sales, maturities and calls.  The higher yield experienced in the third quarter primarily reflects a higher return on an alternative investment fund.  The lower yield experienced in the nine months includes reductions due to lower rates on new fixed-rate investments and rate resets of floating rate notes, reduced values on equity investments, and maturities and calls on securities with yields greater than the portfolio average.

Investments in mortgage loans totaled $446.4 million at September 30, 2009, up $1.0 million from December 31, 2008.  Almost all of the mortgages were commercial loans on industrial warehouses and office properties.  Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a reserve for probable losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.  The mortgage loan reserve was $3.4 million at September 30, 2009, unchanged from December 31, 2008.  The reserve for mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses.  Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  No mortgage loans were delinquent for more than 90 days or foreclosed upon and transferred to real estate investments during 2009 or 2008.  The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

Investment income from mortgage loans decreased $0.3 million in the third quarter and $0.7 million in the nine months compared to one year ago.  The decline in the third quarter was largely due to lower prepayment penalties and assumption fees.  The decline in the nine months can be attributed to lower prepayment penalties and assumption fees, as well as lower rates earned on loans.

Real estate investments were $109.9 million at September 30, 2009, compared to $99.6 million at December 31, 2008.  Real estate investments consist principally of industrial warehouses, office buildings and investments in multi-family and single-family residential properties, including affordable housing properties.  The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues.  The Company also invests in unimproved land for future development.  Properties have been acquired through individual purchases, build-to-suit and speculative development.  The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale.  The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.  Investment income on real estate increased 3% in both the third quarter and nine months of 2009.  Higher rental income resulted from an increase in occupancy in certain real estate properties.

Short-term investments totaled $38.0 million at September 30, 2009, up $2.8 million from December 31, 2008.  Short-term invested assets consist primarily of money-market funds.  Income on short-term investments declined $0.2 million in the third quarter and $0.6 million in the first nine months of 2009 compared to last year.  These declines were due to a decline in yields.

Investment income is stated net of investment expenses.  Investment expenses increased $0.1 million or 3% in the third quarter but decreased $0.7 million or 8% in the nine months compared to last year.  Interest expense on short-term notes payable decreased in both the third quarter and nine months compared to last year.  The Company has an investment in the Federal Home Loan Bank from which it is allowed to borrow money at favorable interest rates.  The Company periodically borrows and subsequently reinvests these proceeds.  The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings.  The Company had no notes payable outstanding at September 30, 2009.  Partially offsetting these decreases in interest expense were increased real estate expenses, including a 6% increase in the third quarter and a 4% increase in the nine months.

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2009 and 2008.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Gross gains resulting from:
Sales of investment securities	$1,256	$-	$3,699	$3
Investment securities called, put and other	288	1,430	632	2,625
Sales of real estate	-	146	661	722
Other investment gains	6	-	80	1
Total gross gains	1,550	1,576	5,072	3,351
Gross losses resulting from:
Sales of investment securities	-	-	-	(448)
Investment securities called, put and other	(311)	-	(313)	-
Other investment losses	(1)	-	(15)	-
Total gross losses	(312)	-	(328)	(448)
Amortization of DAC and VOBA	(36)	1,591	464	2,200
Net realized investment gains, excluding
impairment losses	1,202	3,167	5,208	5,103

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,522)	(32,462)	(28,353)	(42,687)
Portion of loss recognized in other
comprehensive income (loss)	203	-	15,894	-
Net impairment losses recognized in earnings	(2,319)	(32,462)	(12,459)	(42,687)
Realized investment losses	$(1,117)	$(29,295)	$(7,251)	$(37,584)

The Company recorded net realized investment losses of $1.1 million in the third quarter of 2009 compared with $29.3 million in the third quarter of 2008.  During the third quarter of 2009, investment losses of $2.3 million were due to write-downs of certain investment securities that were considered other-than-temporarily impaired.  These were partially offset by $1.3 million in gains on the sale of investment securities.  A total of $1.2 million of the gains was realized on the sale of investment securities that had been previously written down due to other-than-temporary impairments.

Net realized investment losses for the nine months totaled $7.3 million in 2009, down from $37.6 million in the first nine months of 2008.  Investment losses of $12.5 million were due to write-downs of investment securities during the nine months, including $2.3 million from the third quarter, $4.0 million from the second quarter, and $6.1 million from the first quarter of 2009.  These were partially offset by $3.7 million in gains on the sale of investment securities, $0.7 million of investment gains on the sale of real estate and $0.6 million of investment gains realized on securities called and put.  Net realized investment losses in the first nine months of 2008 were largely due to $42.7 million of write-downs of investment securities.  These were partially offset by $2.6 million of investment gains realized on securities called and put and $0.7 million of investment gains realized on the sale of real estate.

The Company’s analysis of securities for the quarter ended September 30, 2009 resulted in the determination that five fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $2.3 million due to credit impairments.  The aggregate impairment for these securities was $2.5 million, and $0.2 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).  The total fair value of the affected securities after the write-downs was $17.6 million.

Following is a description of the securities that were written down during the third quarter of 2009:

•
Four securities (from two issuers) were mortgage-backed securities that were written down by a total of $0.3 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Three of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $0.2 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.  This security was exchanged for a replacement security during the third quarter of 2009.

•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.3 million.  This company has been affected by the credit crisis, causing reduced access to liquidity and higher borrowing costs.  This security had been written down in a previous period.  The Company determined that a credit-related impairment had occurred, and this security was sold during the third quarter of 2009.

•
One security was from a financial institution that had been impacted by the housing and mortgage credit crisis and had been supported through Troubled Assets Relief Program (TARP) funds.  This company has experienced large losses in its real estate loan portfolios and has had an increase in non-performing loans over the past year.  This security was written down by a total of $1.5 million before it was sold during the third quarter of 2009.

The Company’s analysis of securities for the quarter ended June 30, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $4.0 million due to credit impairments.  The aggregate impairment for these securities was $4.4 million, and $0.4 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).  The total fair value of the affected securities after the write-downs was $15.3 million.

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

•
One security was a collateralized debt obligation (CDO) that was written down $0.2 million.  This security has been impacted by the rapid rise in delinquencies and foreclosures in the subprime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.

•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.5 million.  This company had been affected by the credit crisis, forcing reduced access to liquidity and higher borrowing costs.  The Company determined that a credit-related impairment had occurred.

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

The Company’s analysis of securities for the quarter ended March 31, 2009 resulted in the determination that six fixed-maturity issuers (seven securities) had other-than-temporary impairments and were written down by a combined $6.1 million due to credit impairments.  The aggregate impairment for these securities was $21.4 million, and $15.3 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).  The total fair value of the affected securities after the write-downs was $21.0 million.

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

•
Two securities (from one issuer) were mortgage-backed securities that were written down by a total of $0.6 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

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

Following is information regarding the other-than-temporarily impaired write-downs of investment securities by sector for the third quarter of 2009: $1.8 million was from the financial sector; $0.3 million was from the mortgage-backed securities sector; and $0.2 million was from the communications sector.  The other-than-temporarily impaired write-downs of investment securities by sector for the second quarter of 2009 included the following: $2.7 million was from the financial sector; $0.1 million was from mortgage-backed securities sector; $0.2 million was from the asset-backed securities sector; and $1.0 million was from the communications sector.  The other-than-temporarily impaired write-downs of investment securities by sector for the first quarter of 2009 included the following: $1.5 million from the financial sector; $0.7 million from mortgage-backed securities sector; $2.7 million from the industrial sector; and $1.2 million from the consumer, non-cyclical sector.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter.  The total fair value of the affected securities after the write-downs was $17.9 million.

Following is a description of the securities that were written down during the third quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million.  These entities buy and hold mortgages and issue and sell guaranteed mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

•
Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and were written down by a total of $9.2 million.  This firm was part of the financial industry that was hit hard by the mortgage credit crisis.  After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy.

•
Two securities were CDOs that were written down by a total of $5.1 million.  These securities were impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.

•
Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million.  These issuers had also experienced declines in value related to the mortgage credit crisis and had been downgraded to a negative outlook.

•
One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles.  The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down.

•	One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. This issuer is primarily in the radio and advertising business.
•
One security provides custom-tailored financing to private and corporate owners of real estate nationwide.  This security had a rating decline to below investment grade status combined with continued price deterioration and was written down $2.8 million.

•
One security was from a bank holding company that had recently filed for bankruptcy.  This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the Federal Deposit Insurance Corporation (FDIC) as its receiver.  As a result of the bankruptcy filing, this security was written down $0.8 million.

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

•
Two securities were CDOs and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

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

•	Credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
•	Interest rate risk, relating to the market price and/or cash flow associated with changes in market yields and curves; and
•	Liquidity risk, relating to the risk that investments cannot be converted into cash when needed or that the terms for conversion have a negative effect on the Company.

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

The following table provides information regarding fixed maturity securities by sector as of September 30, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$115,351	5%	$100,456	$5,670	$14,895	$252
Federal agencies 1	65,533	3%	65,533	2,973	-	-
Federal agency issued
mortgage-backed securities 1	182,153	7%	162,081	7,796	20,072	132
Subtotal	363,037	15%	328,070	16,439	34,967	384
Corporate obligations:
Industrial	440,942	17%	368,239	22,877	72,703	3,148
Energy	204,823	8%	175,655	10,812	29,168	464
Technology	43,251	2%	36,073	2,428	7,178	526
Communications	89,001	3%	62,354	4,489	26,647	1,679
Financial	383,917	15%	214,520	11,198	169,397	23,206
Consumer	325,264	13%	273,555	18,358	51,709	2,267
Public utilities	291,928	11%	249,700	18,565	42,228	2,187
Subtotal	1,779,126	69%	1,380,096	88,727	399,030	33,477
Corporate private-labeled
mortgage-backed securities	198,803	8%	9,916	437	188,887	50,512
Other	215,112	8%	45,669	3,701	169,443	20,654
Redeemable preferred stocks	4,992	-	-	-	4,992	8
Total	$2,561,070	100%	$1,763,751	$109,304	$797,319	$105,035

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by sector as of December 31, 2008.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
Bonds:	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$66,019	3%	$59,215	$2,732	$6,804	$399
Federal agencies 1	76,209	3%	76,209	4,074	-	-
Federal agency issued
mortgage-backed securities 1	221,522	9%	167,185	4,193	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Subtotal	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	14,033	-	5,099	52	8,934	1,089
Total	$2,342,873	100%	$886,909	$38,599	$1,455,964	$230,098

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2008, the Company had $230.1 million in gross unrealized losses on fixed maturities which were partially offset by $38.6 million in gross unrealized gains.  At September 30, 2009, the Company’s unrealized losses on fixed maturities had decreased to $105.0 million and were offset by $109.3 million in gross unrealized gains.  Approximately 32% of the gross unrealized losses at September 30, 2009 were in the category of corporate obligations.  The financial sector was the single largest contributor to this category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets.  In addition, corporate private-labeled mortgage-backed securities, also related to the residential real estate and mortgage industries, accounted for 48% of the gross unrealized losses at September 30, 2009.  At September 30, 2009, 69% of the fixed maturites portfolio had unrealized gains compared with December 31, 2008 when only 38% of the fixed maturities portfolio had unrealized gains.

The following table identifies fixed maturity securities available for sale by rating.

	September 30, 2009		December 31, 2008
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$644,551	25%	$751,995	32%
AA	137,783	6%	193,074	8%
A	720,052	28%	652,806	29%
BBB	876,075	34%	639,948	27%
Total investment grade	$2,378,461	93%	2,237,823	96%
BB	87,478	3%	74,961	3%
B and below	95,131	4%	30,089	1%
Total below investment grade	182,609	7%	105,050	4%
	$2,561,070	100%	$2,342,873	100%

As of September 30, 2009, 93% of all fixed maturity securities were investment grade compared to 96% at December 31, 2008.  These percentages reflect the high quality of securities maintained by the Company.

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

All securities are reviewed to determine whether impairments should be recorded.  This process includes an assessment of the credit quality of each investment in the entire securities portfolio.  Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost.  Further, detailed analysis is performed for each issue or issues having experienced a formal restructuring or where the security has experienced material deterioration in fair value or where the fair value is less than 80% of amortized cost for six months or more.

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

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold a security until it recovers in value;
•	Whether the Company intends to sell the investments and whether it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

•	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to sell the security before it recovers in value;
•	The risk that the facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

Any of these situations could result in a charge to income in a future period.  To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).

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

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  These difficulties deepened and have expanded through 2009.  Market dislocations have exacerbated credit issues as some historically liquid markets, such as asset-backed commercial paper, auction-rate securities and bank financing have contracted.  Demand for securitized investments has also fallen significantly.  The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At September 30, 2009, the Company had investments with subprime residential mortgage exposure of $20.2 million and a related $9.9 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets.  These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of September 30, 2009.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$83,798	$86,641	$(2,843)	4%
2004	61,759	80,413	(18,654)	28%
2005	31,302	42,749	(11,447)	17%
2006	4,885	5,844	(959)	1%
2007	-	-	-	-
Total investment grade	181,744	215,647	(33,903)	50%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	28,543	50,693	(22,150)	34%
2006	2,461	6,203	(3,742)	6%
2007	4,067	5,872	(1,805)	3%
Total below investment grade	35,071	62,768	(27,697)	43%

Other Structured Securities:
Investment grade	109,306	111,636	(2,330)	4%
Below investment grade	42,607	44,865	(2,258)	3%
Total other	151,913	156,501	(4,588)	7%
Total structured securities	$368,728	$434,916	$(66,188)	100%

1 This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types amount vintage and credit ratings as of December 31, 2008.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$105,722	$113,645	$(7,923)	9%
2004	63,843	81,142	(17,299)	21%
2005	61,672	94,517	(32,845)	39%
2006	7,740	12,890	(5,150)	6%
2007	2,005	2,005	-	-
Total investment grade	240,982	304,199	(63,217)	75%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	-	-	-	-
2006	-	-	-	-
2007	-	-	-	-
Total below investment grade	-	-	-	-

Other Structured Securities:
Investment grade	135,625	156,232	(20,607)	24%
Below investment grade	3,270	4,031	(761)	1%
Total other	138,895	160,263	(21,368)	25%
Total structured securities	$379,877	$464,462	$(84,585)	100%

1 This chart accounts for all vintages owned by the Company.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of September 30, 2009.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$11,692	$133	$3,203	$119	$14,895	$252
Federal agencies 1	-	-	-	-	-	-
Federal agency issued
mortgage-backed securities 1	16,179	55	3,893	77	20,072	132
Subtotal	27,871	188	7,096	196	34,967	384
Corporate obligations
Industrial	15,795	242	56,908	2,906	72,703	3,148
Energy	16,873	337	12,295	127	29,168	464
Technology	-	-	7,178	526	7,178	526
Communications	4,009	463	22,638	1,216	26,647	1,679
Financial	12,483	2,613	156,914	20,593	169,397	23,206
Consumer	10,837	182	40,872	2,085	51,709	2,267
Public utilities	16,274	650	25,954	1,537	42,228	2,187
Total corporate obligations	76,271	4,487	322,759	28,990	399,030	33,477
Corporate private-labeled
mortgage-backed securities	12,451	2,101	176,436	48,411	188,887	50,512
Other	57,270	3,872	112,173	16,782	169,443	20,654
Redeemable preferred stocks	-	-	4,992	8	4,992	8
Fixed maturity securities	173,863	10,648	623,456	94,387	797,319	105,035
Equity securities:
Financial	3,859	875	5,556	915	9,415	1,790
Other	-	-	-	-	-	-
Equity securities	3,859	875	5,556	915	9,415	1,790
Total	$177,722	$11,523	$629,012	$95,302	$806,734	$106,825

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
Corporate obligations
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

At September 30, 2009, $95.3 million or 89% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of 12 months or longer, compared to $128.2 million or 55% at December 31, 2008.  The two largest categories were corporate obligations and corporate private-labeled mortgage-backed securities, which accounted for 30% and 51%, respectively, at September 30, 2009.  This compares to 53% and 29%, for the same respective sectors at December 31, 2008.

At September 30, 2009, $11.5 million or 11% of the gross unrealized losses on fixed maturity and equity securities was attributable to securities having gross unrealized losses of less than 12 months.  This compares to $103.7 million or 45% at December 31, 2008.  Corporate obligations was the largest category, representing 40% and 68% of unrealized losses of less than 12 months, at September 30, 2009 and December 31, 2008, respectively.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At September 30, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	48 security issues representing 21% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for less than one year;
•	113 security issues representing 50% of the issues with unrealized losses, including 82% being rated as investment grade, were below cost for one year or more and less than three years; and,
•	64 security issues representing 29% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and,
•	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 483 at December 31, 2008 to 225 at September 30, 2009.  Total security issues that were below cost for one year or more and less than three years increased 74%, as the economic downturn has continued.  The number of security issues that were below cost for three years or more decreased 49%, as several of these securities have been written down or sold by the Company.

The following tables summarize the fixed maturity securities with unrealized losses as of September 30, 2009 and December 31, 2008 by ratio of unrealized loss to amortized cost.

	September 30, 2009
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$606,063	$584,903	$21,160
Unrealized losses of 20% or less and greater than 10%	78,529	67,185	11,344
Subtotal	684,592	652,088	32,504
Unrealized losses greater than 20%:
Investment grade
Less than six months	38,460	25,935	12,525
Six months or more and less than twelve months	57,925	42,383	15,542
Twelve months or greater	33,616	22,515	11,101
Total investment grade	130,001	90,833	39,168
Below investment grade
Less than six months	1,652	1,311	341
Six months or more and less than twelve months	17,293	11,459	5,834
Twelve months or greater	14,227	8,664	5,563
Total below investment grade	33,172	21,434	11,738
Unrealized losses greater than 20%	163,173	112,267	50,906
Subtotal	$847,765	$764,355	$83,410

Securities owned with realized impairment:
Unrealized losses of 10% or less	$3,305	$3,250	$55
Unrealized losses of 20% or less and greater than 10%	4,850	4,356	494
Subtotal	8,155	7,606	549
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	-	-	-
Below investment grade
Less than six months	33,603	17,566	16,037
Six months or more and less than twelve months	12,831	7,792	5,039
Twelve months or greater	-	-	-
Total below investment grade	46,434	25,358	21,076
Unrealized losses greater than 20%	46,434	25,358	21,076
Subtotal	$54,589	$32,964	$21,625
Total unrealized losses	$902,354	$797,319	$105,035

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$885,917	$842,348	$43,569
Unrealized losses of 20% or less and greater than 10%	397,964	340,187	57,777
Subtotal	1,283,881	1,182,535	101,346
Unrealized losses greater than 20%:
Investment grade
Less than six months	295,534	206,441	89,093
Six months or more and less than twelve months	42,755	25,613	17,142
Twelve months or greater	-	-	-
Total investment grade	338,289	232,054	106,235
Below investment grade
Less than six months	45,631	28,490	17,141
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	-	-	-
Total below investment grade	50,178	30,588	19,590
Unrealized losses greater than 20%	388,467	262,642	125,825
Subtotal	$1,672,348	$1,445,177	$227,171

Securities owned with realized impairment:
Unrealized losses of 10% or less	$2,644	$2,454	$190
Unrealized losses of 20% or less and greater than 10%	4,031	3,270	761
Subtotal	6,675	5,724	951
Unrealized losses greater than 20%:
Investment grade
Less than six months	6,476	4,635	1,841
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	6,476	4,635	1,841
Below investment grade
Less than six months	563	428	135
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total below investment grade	563	428	135
Unrealized losses greater than 20%	7,039	5,063	1,976
Subtotal	$13,714	$10,787	$2,927
Total unrealized losses	$1,686,062	$1,455,964	$230,098

Total unrealized losses on fixed maturity securities at September 30, 2009 were $105.0 million.  The Company segments these unrealized losses into those on which other-than-temporary impairments have been recorded and those that have not been previously written down.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  Total securities owned without other-than-temporary impairment equaled 79% of total unrealized losses.  These securities are further segmented into three primary categories.  The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $21.2 million or 25% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  The second category reflects total unrealized losses of 20% or less and greater than 10%.  This category totaled $11.3 million or 14% of the total unrealized losses without other-than-temporary impairments.  The third category includes total unrealized losses greater than 20%.  This category totaled $50.9 million or 61% of the total securities without other-than-temporary impairments.

All securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade.  Securities in the investment grade category had $39.2 million in unrealized losses, while securities rated below investment grade had $11.7 million in unrealized losses at September 30, 2009.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold.  Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $12.5 million and $15.5 million for less than six months and six or more and less than twelve-month periods, respectively, at September 30, 2009.  The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $11.1 million.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $0.3 million for less than six months.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $5.8 million at September 30, 2009.  Below investment grade securities with unrealized losses greater than 20% for twelve months or greater totaled $5.6 million.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have been recorded as of September 30, 2009.  Total unrealized losses of 20% or less and greater than 10% were $0.5 million or 2% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% were $21.1 million or 97% of the total securities with other-than-temporary impairments.

All securities in the category of unrealized losses greater than 20% were below investment grade at September 30, 2009.  The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $16.0 million for less than six months.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $5.0 million at September 30, 2009.

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

The Company had no securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of September 30, 2009.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$268,919	34%	$22,334	21%
AA	39,386	5%	3,525	3%
A	102,755	13%	17,166	17%
BBB	255,472	32%	24,657	23%
Total investment grade	666,532	84%	67,682	64%
BB	56,788	7%	10,226	10%
B and below	73,999	9%	27,127	26%
Total below investment grade	130,787	16%	37,353	36%
	$797,319	100%	$105,035	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2008.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$400,841	28%	$65,896	29%
AA	79,814	5%	12,218	5%
A	384,484	26%	41,718	18%
BBB	499,230	34%	84,121	36%
Total investment grade	$1,364,369	93%	$203,953	88%
BB	67,694	5%	17,742	8%
B and below	23,901	2%	8,403	4%
Total below investment grade	91,595	7%	26,145	12%
	$1,455,964	100%	$230,098	100%

As of September 30, 2009, 84% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 93% at December 31, 2008.  In addition, 64% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of September 30, 2009, compared to 88% at December 31, 2008.  These declines are a result of a 45% decline in total fixed maturity securities in an unrealized loss position along with an increase in below investment grade fixed maturity investments during 2009.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of September 30, 2009 and December 31, 2008.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$19,453	$128
Due after one year through five years	86,011	6,121
Due after five years through ten years	183,952	15,659
Due after ten years	283,952	32,375
Total	573,368	54,283
Mortgage and asset-backed securities	218,959	50,744
Redeemable preferred stocks	4,992	8
Total	$797,319	$105,035

	December 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$46,704	$1,188
Due after one year through five years	324,178	42,218
Due after five years through ten years	472,169	73,157
Due after ten years	343,121	59,002
Total	1,186,172	175,565
Mortgage and asset-backed securities	260,858	53,444
Redeemable preferred stocks	8,934	1,089
Total	$1,455,964	$230,098

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months at September 30, 2009. The Company has evaluated 24 fixed maturity securities from 22 issuers in this category, and prepared detailed analyses on these positions.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

•
Seven securities are subprime or Alt-A mortgage-backed securities.  Mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.  However, all of these securities continue to perform within their contractual obligations.

•
One security is a senior tranche of an asset-backed security structure backed primarily by subprime mortgages on residential properties.  This security has also been affected by the price depreciation in the current market but continues to perform within its contractual obligations.

•
One security is mortgage-backed security backed by subprime collateral.  As previously stated, mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.  However, this security has a monoline insurance guarantee that is performing according to the terms of the security.

•
Four securities from three issuers are from financial institutions that have been impacted by the housing and mortgage credit crisis.  The government has supported these institutions through TARP funds.  All of these securities continue to perform within their contractual obligations.

•
One security is from a financial institution that has been impacted by the housing and mortgage credit crisis that has not received TARP assistance.  This security continues to perform within its contractual obligations.

•
One security is a trust preferred security from an issuer that has also been negatively impacted by the housing and mortgage credit crisis and has received TARP funds.  This security continues to perform within its contractual obligations.

•
One security is a subprime asset backed security.  Rising delinquencies and defaults in the subprime and non-conforming mortgage markets have resulted in a severe decline in the market value for these securities.  However, this security continues to perform within its contractual obligations.

•
One security is from an international banking institution that has been negatively impacted by the effects of both the global credit deterioration and the U.S. housing and mortgage credit crisis.  However, the credit losses have not risen to the level of some of the U.S.-domiciled banking groups, and all have sufficient capital at this time.

•
One security is from a company that sells consumer goods.  Lower sales resulting from a cyclical decline in consumer spending has impacted earnings and cash flows.  However, this security continues to perform within its contractual obligations.

•
Two securities from one issuer are from real estate investment trusts.  Credit markets have experienced dislocation that has impacted price performance of residential and commercial real estate assets.  These companies maintain unencumbered, high quality, well located properties that could be used as collateral for additional liquidity or creditor support, if needed.

•
One security is a CDO that has been impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.  This security continues to perform within its contractual obligations.

•
One security is from a specialty retailer of items for the home such as appliances and electronics.  This security is backed by a revolving pool of secured customer installment loans and private label credit card receivables originated and serviced by the company.  This company has been negatively impacted by the general rise in consumer defaults and delinquency rates and a recent ratings downgrade.  However, this security continues to perform within its contractual obligations.

•
Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services.  These issuers have experienced declines in value related to the mortgage credit crisis and ratings downgrades have limited the amount of new business written.  However, these securities continue to perform within their contractual maturities.

The Company has written down certain investments in previous periods.  Securities written down and still owned at September 30, 2009 had a fair value of $51.4 million with a net unrealized loss of $17.6 million, including the impact of the cumulative effect of change in accounting principle.  Comparatively, securities written down and still owned at December 31, 2008 had a carrying value of $29.2 million and a net unrealized loss of $2.2 million.

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded.  The Company’s evaluation process is similar to its impairment evaluation process.  However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted.  Accordingly, in the second quarter of 2009, the Company changed its evaluation of one investment.  The Company believes that it will receive all contractual maturities due on this investment.  This security matures in less than one year and is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio.  The Company’s direct and indirect exposure to financial guarantors totaled $5.0 million and $48.2 million, respectively at September 30, 2009.  The combined total of direct and indirect exposure was less than 2% of the Company’s investment assets at September 30, 2009.

Other Revenues
Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) and income from the Company’s in-house broker dealer, SFS.  Other revenues decreased $0.8 million or 20% in the third quarter and $1.2 million or 12% in the nine months compared to last year.  The decrease that occurred in the third quarter of 2009 was largely due to timing.  The receipts of LIHTC sales during the third quarter of 2008 were higher, which impacts the comparison with 2009.  Partially offsetting this decline, revenue from supplemental contract considerations increased compared to last year.  The decrease in the nine months was also largely due to the reduction income from the LIHTC investments due to timing.  Also, revenue from supplemental contract considerations increased, but was mostly offset by a reduction in fees received from variable product managers resulting from lower sales of variable products and reduced asset balances.

Policyholder Benefits
Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits.  The largest component of policyholder benefits was death benefits for the periods presented.  Death benefits reflect mortality results.  Mortality will fluctuate from period-to-period and has remained within pricing expectations for the periods presented.

Policyholder benefits increased $6.7 million or 15% in the third quarter compared to a year ago.  The largest factor contributing to the increase was a $7.4 million increase in benefit and contract reserves.  This increase resulted largely from higher annuity sales, as reserves are established virtually on a one-for-one basis for this product.  In addition, death benefits increased $0.5 million.  Other benefits, including group accident and health benefits and disability benefits declined $1.7 million or 10% in the third quarter.  Lower accident and health benefits were partially offset by an increase in disability payments.

Policyholder benefits increased $0.7 million or less than 1% in the nine months compared to a year ago.  This increase reflected a $4.4 million increase in benefit and contract reserves, mainly due to the higher annuity premiums.  Partially offsetting this was a $2.9 million decline in death benefits as the Company’s mortality experience was favorable.  Other benefits decreased in the nine months reflecting lower accident and health benefits and interest paid on other benefits but these were partially offset by an increase in disability payments.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  Under FASB ASC 815, “Derivatives and Hedging” and FASB ASC 820, “Fair Value Measurements and Disclosures,” the Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At September 30, 2009, the fair value of these riders increased $0.1 million compared to the fair value at June 30, 2009 but decreased $1.6 million from the fair value at December 31, 2008. The decline in the nine months can be attributed to favorable returns in the capital markets, decreases in market volatility, increased in risk-free (swap) rates and changes in the reference spread used for issuer discount under FASB Topic ASC 820.

Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances subject to minimum guaranteed rates according to terms of the policies or contracts.  Interest credited to policyholder account balances increased $0.2 million or 1% in the third quarter but declined $0.3 million or 1% in the nine months compared with a year ago.  While total policyholder account balances increased during the third quarter of 2009 due to sales results, balances were essentially flat compared to September 30, 2008.  Amounts credited are a function of account balances and current period crediting rates.  As account balances fluctuate, so will the amount of interest credited to policyholder account balances.  Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment products.

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

The amortization of DAC decreased $0.9 million or 10% in the third quarter but increased $2.2 million or 9% in the nine months.  The decrease for the third quarter was largely due to a reduction in amortization on the variable universal life and annuity products, resulting from lower actual gross profits.  The largest factor in the increase for the nine months was due to unlocking in the prior year.  While no unlocking adjustment was made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  This was partially offset by a decline in amortization resulting from lower actual gross profits on the variable annuity product.

VOBA is amortized in concert with each purchased block of business.  Generally, as policies run off, the amortization will decline over time.  The amortization of VOBA increased $0.2 million or 11% during the third quarter but decreased $2.5 million or 47% in the nine months.  The decrease in the nine months was largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has been unstable from period to period due to the way the premium in force is identified and captured. This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.  Accordingly, the Company refined its method of estimating VOBA to the use of volume in force instead of premium in force.  Second, the unlocking adjustment on interest-sensitive products in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.

Operating Expenses
Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  Operating expenses decreased $2.5 million or 10% in the third quarter but increased $2.6 million or 4% in the nine months compared to last year.  The decrease in the third quarter was primarily due to a salary and incentive cost decrease of $1.2 million, primarily due to a reduction in staff in an effort to reduce future operating costs.  Also, travel expenses, consulting services and accruals decreased $1.0 million and expenses associated with sales of LIHTC investments decreased $0.5 million.  Partially offsetting these items, employee benefits increased $1.2 million due to increased pension costs.

The increase in the nine months can be mainly attributed to the following factors:  1) salaries increased $1.0 million as severance costs related to a reduction in staff of $2.3 million for the nine months was offset by a $1.3 million decrease in salary savings; 2) employee benefits increased $3.6 million due to increased pension costs; 3) legal fees increased $2.0 million, reflecting an increase in litigation costs.  Partially offsetting these increases were; 1) travel and advertising expense decreased $0.9 million; 2) outside labor and services and group administration expenses decreased $0.9 million; and 3) expenses associated with sales of LIHTC investments decreased $0.4 million.

Income Taxes
The third quarter income tax expense was $1.7 million or 25% of income before tax for 2009, versus a tax benefit of $8.3 million or 35% of income before tax for the prior year period.  The income tax expense for the nine months ended September 30, 2009 was $3.8 million or 30% of income before tax, versus a tax benefit of $5.7 million or 36% of income before tax for the prior year period.

The effective income tax rate in the third quarter of 2009 was less than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences resulted in a benefit of approximately 11% of income before tax.  These permanent differences primarily consisted of the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return.  A decrease in the income tax contingency resulted in a benefit of approximately 5% of income before tax.  These favorable differences were partially offset by an expense of approximately 6% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the third quarter of 2008 was equal to the prevailing corporate federal income tax rate of 35%, primarily due to the benefit of a reduction in the income tax contingency being equally offset by differences between the prior year tax provision and the Company’s filed 2007 tax return.  The impact of reducing the income tax contingency was a benefit of approximately 1% of income before tax.  The impact of the true-up of prior year taxes was an expense of approximately 1% of income before tax.

The effective income tax rate in the nine months ended September 30, 2009 was less than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences resulted in a benefit of approximately 7% of income before tax.  These permanent differences were primarily from the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return.  A decrease in the income tax contingency resulted in a benefit of approximately 2% of income before tax.  These favorable differences were partially offset by an expense of approximately 4% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2008 was greater than the prevailing corporate federal income tax rate of 35% due to a 3% benefit resulting primarily from the dividends received deduction, a reduction in tax contingency and affordable housing tax credits, partially offset by a 2% expense related to differences between the prior year tax provision and the Company’s filed 2007 tax return.

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

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$22,909	$14,521	$52,162	$44,518
Contract charges	26,448	27,227	79,418	81,054
Reinsurance ceded	(10,727)	(10,534)	(31,263)	(31,188)
Total insurance revenues	38,630	31,214	100,317	94,384
Investment revenues:
Net investment income	41,052	41,057	122,307	126,393
Realized investment gains, excluding
impairment losses	1,195	2,940	4,927	4,773
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,119)	(30,924)	(25,318)	(40,624)
Portion of impairment losses recognized in
other comprehensive income (loss)	187	-	13,774	-
Net impairment losses recognized in earnings	(1,932)	(30,924)	(11,544)	(40,624)
Total investment revenues	40,315	13,073	115,690	90,542
Other revenues	3,311	4,163	8,121	9,288
Total revenues	82,256	48,450	224,128	194,214

Policyholder benefits	31,249	24,087	78,092	75,868
Interest credited to policyholder account balances	21,898	21,742	64,772	65,119
Amortization of deferred acquisition costs
and value of business acquired	6,385	7,401	18,823	19,490
Operating expenses	15,548	17,526	50,763	47,463
Total benefits and expenses	75,080	70,756	212,450	207,940

Income (loss) before income tax expense (benefit)	7,176	(22,306)	11,678	(13,726)

Income tax expense (benefit)	1,792	(7,941)	3,430	(5,137)

Net income (loss)	$5,384	$(14,365)	$8,248	$(8,589)

Net income for this segment in the third quarter was $5.4 million, an increase of $19.7 million from a $14.4 million loss in the third quarter of 2008.  The largest factor in the improvement in 2009 was a $27.2 million decrease in realized investment losses.  This segment experienced a $0.7 million realized investment loss in the third quarter of 2009 compared to $28.0 million in the third quarter of 2008.  Total premiums increased $8.4 million or 58%, as immediate annuity premiums increased $8.4 million or 346% compared to last year.  Operating expenses decreased $2.0 million or 11% during the third quarter.  Partially offsetting these improvements, policyholder benefits increased $7.2 million or 30%, largely due to an increase in benefit and contract reserves.  Also, income tax expense increased $9.7 million, largely due to the increase in pretax income.

Net income for the first nine months of 2009 for this segment was $8.2 million, an increase of $16.8 million or 196% compared to the first nine months of 2008.  The improvement in net income was largely due a $29.2 million decrease in net realized investment losses.  This segment experienced $6.6 million in net realized investment losses in the first nine months of 2009 versus $35.9 million in net realized losses in the first nine months of 2008.  Partially offsetting these items were a $4.1 million reduction in net investment income and a $3.3 million increase in operating expenses.

Total insurance revenues for this segment increased 24% in the third quarter and 6% in the nine months compared with last year.  In the third quarter, total premiums rose 58%, as annuity premiums increased 346%.  Contract charges declined 3% and reinsurance ceded premiums increased 2% in the third quarter.  The decline in contract charges can largely be attributed to lower account balances on variable contracts and the runoff of closed blocks.  In the nine months, total premiums increased 17%, reflecting an 86% increase in immediate annuity premiums.  Contract charges declined 2% and reinsurance ceded premiums were flat compared to a year ago.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter Ended September 30
	2009	% Change	2008	% Change
New premiums:
Individual life insurance	$1,373	(8)	$1,497	6
Immediate annuities	10,842	347	2,426	41
Total new premiums	12,215	211	3,923	25
Renewal premiums	10,694	1	10,598	3
Total premiums	$22,909	58	$14,521	8

	Nine Months Ended September 30
	2009	% Change	2008	% Change
New premiums:
Individual life insurance	$4,023	(7)	$4,339	2
Immediate annuities	16,842	87	9,014	64
Total new premiums	20,865	56	13,353	37
Renewal premiums	31,297	-	31,165	-
Total premiums	$52,162	17	$44,518	9

Total new premiums for this segment increased $8.3 million or 211% compared with the third quarter of 2008.  New individual life insurance premiums decreased $0.1 million or 8%.  However, new immediate annuity premiums increased $8.4 million or 347%.  The increase in annuity premiums was due to continued demand for fixed-rate products by consumers and an increase in sales from a third-party marketing arrangement.  Total renewal premiums increased $0.1 million or 1% in the third quarter.

Total premiums for the nine months increased $7.6 million or 17% versus one year ago.  Total new premiums increased $7.5 million or 56% and total renewal premiums were flat.  A $0.3 million or 7% decline in new individual life insurance premiums was more than offset by a $7.8 million or 87% increase in new immediate annuity premiums.  The increase in new immediate annuity premiums reflects a continued demand for fixed-rate products by consumers and an increase in sales from a third-party marketing arrangement.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters ended and nine months ended September 30, 2009 and 2008.  New deposits are also detailed by product.

	Quarter Ended September 30
	2009	% Change	2008	% Change
New deposits:
Universal life insurance	$2,119	(23)	$2,741	4
Variable universal life insurance	176	(65)	501	4
Fixed deferred annuities	19,323	196	6,532	(25)
Variable annuities	3,330	(43)	5,800	(15)
Total new deposits	24,948	60	15,574	16
Renewal deposits	34,196	2	33,421	1
Total deposits	$59,144	21	$48,995	(5)

	Nine Months Ended September 30
	2009	% Change	2008	% Change
New deposits:
Universal life insurance	$6,079	(19)	$7,482	(7)
Variable universal life insurance	873	(42)	1,510	(20)
Fixed deferred annuities	64,651	260	17,967	(13)
Variable annuities	11,091	(47)	20,811	6
Total new deposits	82,694	73	47,770	(5)
Renewal deposits	99,308	-	99,604	(5)
Total deposits	$182,002	23	$147,374	(5)

Total new deposits increased $9.4 million or 60% in the third quarter of 2009, reflecting a $12.8 million or 196% increase in new fixed deferred annuity deposits compared to last year.  This increase was partially offset by a $2.5 million or 43% decrease in new variable annuity deposits.  In addition, new universal life deposits declined $0.6 million or 23% and new variable universal life deposits declined $0.3 million or 65% compared to last year.  Total renewal deposits increased $0.8 million or 2% in the third quarter on the strength of a $2.8 million or 67% increase in fixed deferred annuity deposits.  Partially offsetting this increase, universal life deposits decreased 6%, variable universal life deposits decreased 11% and variable annuity deposits decreased 10%.  The increase in sales of fixed deferred annuities can be attributed to changes in consumer preferences resulting from the volatility in the equity markets.  The declines in variable annuities, variable universal life and universal life reflect the difficult economic environment.

Total new deposits increased $34.9 million or 73% during the first nine months of 2009 compared to one year ago.  This increase was due to a $46.7 million or 260% increase in new fixed deferred annuity deposits.  Partially offsetting this increase, new universal life deposits decreased $1.4 million or 19%, new variable universal life deposits declined $0.6 million or 42%, and new variable annuity deposits declined $9.7 million or 47%, compared to the same period a year ago.  Total renewal deposits were essentially flat compared to last year as a 24% increase in fixed deferred annuities was offset by a 3% decline in universal life deposits, an 8% decrease in variable universal life deposits, and a 6% decrease in variable annuities. The increase in fixed deferred annuity deposits was largely due to changes in consumer preferences, as mentioned above, as well as sales of a special rate offering on deferred annuities during the second quarter of 2009.  The Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.

Net investment income was flat in the third quarter but declined 3% in the nine months, reflecting reduced investment assets for both periods.  Yields available in the market increased slightly in the third quarter, but were down for the nine months compared to last year.  This segment experienced a $0.7 million realized investment loss in the third quarter of 2009 and a $6.6 million realized investment loss in the first nine months, compared to $28.0 million and $35.9 million in the same periods in 2008, respectively.  Write-downs of certain investment securities totaled $1.9 million in the third quarter and $11.5 million in the first nine months of 2009.

The Company’s analysis of securities for the quarter ended September 30, 2009 resulted in the determination that five fixed-maturity issuers (seven securities) had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $1.9 million.  The total fair value of the affected securities after the write-downs was $15.8 million.

Following is a description of the securities that were written down during the third quarter of 2009:

•
Four securities (from two issuers) were mortgage-backed securities that were written down by a total of $0.3 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $0.2 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.  This security was exchanged for a replacement security during the third quarter of 2009.

•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.3 million.  This company has been affected by the credit crisis, causing reduced access to liquidity and higher borrowing costs.  This security had been written down in a previous period.  The Company determined that a credit-related impairment had occurred, and this security was sold during the third quarter of 2009.

•
One security was from a financial institution that had been impacted by the housing and mortgage credit crisis and had been supported through TARP funds.  This company has experienced large losses in its real estate loan portfolios and has had an increase in non-performing loans over the past year.  This security was written down by a total of $1.1 million before it was sold during the third quarter of 2009.

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

•
One security was a CDO that was written down $0.2 million.  This security has been impacted by the rapid rise in delinquencies and foreclosures in the subprime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down before in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and is currently under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down and continues to be challenged in its market and industry.

•
One security from a global commercial finance company that provides financial products and advisory services to a range of industry sectors was written down $0.5 million.  This company had been affected by the credit crisis, facing reduced access to liquidity and higher borrowing costs.  The Company determined that a credit-related impairment had occurred.

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

•
The Company’s analysis of securities for the first quarter of 2009 resulted in the determination that investments in six fixed-maturity issuers (seven specific securities) had other-than-temporary impairments affecting the Individual Insurance segment.  These securities were written down by a combined $6.0 million due to credit impairments.  The aggregate impairment for these securities was $19.2 million, and $13.2 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).  The total fair value of the affected securities after the write-downs was $19.8 million.

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

•
Two securities (from one issuer) were mortgage-backed securities that were written down by a total of $0.5 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

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

•
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

•
Two securities from the same issuer were from an investment banking firm that filed for bankruptcy during the third quarter of 2008 and were written down by a total of $9.2 million.  This firm was part of the financial industry that was hit hard by the mortgage credit crisis.  After a severe decline in equity valuations, the inability to obtain short-term funding and the failure to find an acquirer forced this firm to file for Chapter 11 bankruptcy.

•
Two securities were CDOs that were written down by a total of $5.1 million.  These securities were impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling have caused extreme declines in market valuations, regardless of individual security performance.
•
Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $3.9 million.  These issuers had also experienced declines in value related to the mortgage credit crisis and had recently been downgraded to a negative outlook.

•
One security was from the auto industry and is a supplier of auto parts for light trucks and sport-utility vehicles.  The deteriorating truck and sport-utility vehicle markets of the auto industry combined with the sharp decline in value and recent ratings declines resulted in a $2.1 million write-down.

•	One security was written down $1.1 million as continued price deterioration occurred on this security that was previously written down. The issuer is primarily in the radio and advertising business.
•
One security provided custom-tailored financing to private and corporate owners of real estate nationwide.  This security had a recent rating decline to below investment grade status combined with continued price deterioration and was written down $2.3 million.

•
One security was from a bank holding company that recently filed for bankruptcy.  This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision who appointed the FDIC as its receiver.  As a result of the bankruptcy filing, this security was written down $0.8 million.

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

•
Two securities were CDOs and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

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

Other revenues decreased $0.9 million or 20% in the third quarter and $1.2 million or 13% in the nine months, compared to a year ago.  The decrease that occurred in the third quarter of 2009 was largely due to a timing issue.  The receipts of LIHTC sales during the third quarter of 2008 were higher, which impacts the comparison with 2009.  Partially offsetting this decline, revenue from supplemental contract considerations increased compared to last year.  The decrease in the nine months was also largely due to the reduction income from the LIHTC investments due to the timing issue.  Also, revenue from supplemental contract considerations increased, but was partially offset by a reduction in fees received from variable product managers resulting from lower sales of variable products and reduced asset balances.

Policyholder benefits increased $7.2 million or 30% in the third quarter and $2.2 million or 3% in the nine months, compared to the prior year.  The increase in the third quarter was primarily due to an increase in benefit and contract reserves, largely due to higher immediate annuity sales, as reserves are established virtually on a one-for-one basis.  In addition, death benefits increased in the third quarter.  Partially offsetting these increases was a decline in other benefits.  While disability benefits increased, they were offset by lower accident and health benefits.  The increase in the nine months resulted mainly from an increase in benefit and contract reserves due to higher annuity sales.  Partially offsetting this, death benefits declined, reflecting improved mortality.  In addition, other benefits declined, reflecting an increase in disability benefits that was offset by a decrease in accident and health benefits.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  Under FASB ASC 815, “Derivatives and Hedging” and FASB ASC 820, “Fair Value Measurements and Disclosures,” the Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At September 30, 2009, the fair value of these riders increased $0.1 million compared to the fair value at June 30, 2009 but decreased $1.6 million from the fair value at December 31, 2008. The decline in the nine months can be attributed to favorable returns in the capital markets, decreases in market volatility, increased in risk-free (swap) rates, and changes in the reference spread used for issuer discount under FASB Topic ASC 820.

Interest is credited to policyholder account balances according to terms of the policy.  There are minimum rates of crediting prescribed in certain policies, as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and, as necessary, adjusts crediting rates on policies.  Interest credited to policyholder account balances increased 1% in the third quarter and declined less than 1% in the nine months.  Amounts credited are a function of account balances and the rate of crediting.  The increase in interest credited to policyholder account balances during the third quarter was largely due to an increase in fixed annuity policyholder account balances.

The amortization of DAC and VOBA decreased 14% in the third quarter and 3% in the nine months.  Amortization of DAC decreased $1.2 million or 18% in the third quarter but increased $1.9 million or 12% in the nine months.  The decrease for the third quarter was largely due to a reduction in amortization on the variable universal life and annuity products, resulting from lower actual gross profits.  The largest factor in the increase for the nine months was unlocking in the prior year.  While no unlocking adjustment has been made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  This was partially offset by a decline in amortization resulting from lower actual gross profits on the variable annuity product.

VOBA is amortized in concert with each purchased block of business.  Accordingly, as policies run off, the amortization will decline over time.  In addition, VOBA is evaluated each period for unlocking adjustments.  The amortization of VOBA increased $0.2 million in the third quarter but decreased $2.6 million in the nine months compared to a year ago.  The decrease in the nine months was largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has been unstable from period to period due to the way the premium in force is identified and captured. This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.  Accordingly, the Company refined its method of estimating VOBA to the use of volume in force instead of premium in force.  Second, the unlocking adjustment on interest-sensitive products in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  Operating expenses decreased $2.0 million or 11% in the third quarter but increased $3.3 million or 7% in the nine months.  The decrease in the third quarter was due to decreases in outside services, travel expense, premium taxes, accrued expenses and regulatory fees that were partially offset by an increase in legal fees.  The increase in the nine months can also be attributed to several factors.  Salaries and benefits increased, resulting from costs associated with a reduction of staff in an effort to reduce future operating costs and from increased pension costs.  These were partially offset by a reduction in salary expense related to the reduction in staff.  Also, legal fees increased, reflecting an increase in litigation costs.  Partially offsetting these items, travel expense declined.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$14,250	$14,162	$42,536	$41,811
Reinsurance ceded	(3,147)	(1,894)	(6,779)	(5,576)
Total insurance revenues	11,103	12,268	35,757	36,235
Investment revenues:
Net investment income	136	134	406	389
Other revenues	102	78	181	200
Total revenues	11,341	12,480	36,344	36,824

Policyholder benefits	8,845	8,661	25,841	25,207
Operating expenses	3,970	4,504	13,173	13,873
Total benefits and expenses	12,815	13,165	39,014	39,080

Loss before income tax benefit	(1,474)	(685)	(2,670)	(2,256)

Income tax benefit	(516)	(289)	(935)	(812)

Net loss	$(958)	$(396)	$(1,735)	$(1,444)

The net loss for this segment totaled $1.0 million for the third quarter of 2009 compared with a $0.4 million loss in 2008.  The decline for the quarter was primarily due to a $1.2 million or 9% decrease in insurance revenues.  In addition, death benefits increased $0.2 million due to adverse mortality experience.  Partially offsetting these changes were a $0.5 million or 12% decrease in operating expenses.  The net loss for the nine months was $1.7 million versus a $1.4 million loss one year ago.  The decline was due to a $0.6 million or 3% increase in policyholder benefits and a $0.5 million or 1% decrease in insurance revenues.  Partially offsetting these changes, operating expenses decreased $0.7 million or 5% from the prior year.

Total insurance revenues for the Group Insurance segment decreased $1.2 million or 9% in the third quarter and $0.5 million or 1% in the nine months compared to last year.  While sales from the Company’s core sales distribution were down in both the third quarter and nine months, they were offset by an increase in sales resulting from a third-party arrangement that is 100% reinsured.  Reinsurance ceded increased $1.3 million or 66% in the third quarter, largely due to the third-party arrangement.  Reinsurance ceded increased $1.2 million or 22% in the nine months, largely due to the third-party arrangement.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2009 and 2008.  New premiums are also detailed by product.

	Quarter Ended September 30
	2009	% Change	2008	% Change
New premiums:
Group life insurance	$359	(31)	$518	18
Group dental insurance	1,753	(23)	2,269	44
Group disability insurance	1,001	142	414	2
Other group insurance	10	(85)	65	(76)
Total new premiums	3,123	(4)	3,266	21
Renewal premiums	11,127	2	10,896	3
Total premiums	$14,250	1	$14,162	7

	Nine Months Ended September 30
	2009	% Change	2008	% Change
New premiums:
Group life insurance	$1,134	(29)	$1,598	45
Group dental insurance	5,304	(21)	6,704	35
Group disability insurance	2,159	63	1,328	18
Other group insurance	82	(59)	200	(87)
Total new premiums	8,679	(12)	9,830	12
Renewal premiums	33,857	6	31,981	1
Total premiums	$42,536	2	$41,811	3

Total new premiums decreased 4% while total renewal premiums increased 2% during the third quarter compared to last year.  New disability premiums increased 142% in the third quarter, while new dental premiums decreased 23% and new group life premiums decreased 31%.  These declines occurred in comparison with 2008, which experienced higher premiums as a reflection of the expansion in the group distribution system during 2008.  The increase in renewal premiums was largely due to an 11% increase in dental premiums.

Total new premiums for the nine months decreased 12%, while total renewal premiums increased 6% compared to a year ago.  New disability premiums increased 63%, while new dental premiums decreased 21% and new group life premiums decreased 29%.  As mentioned above, these declines occurred in comparison with 2008, which experienced higher premiums as a reflection of the expansion of the group distribution system in the prior year.  The increase in renewal premiums was largely due to a 9% increase in dental premiums.

Policyholder benefits increased $0.2 million or 2% in the third quarter compared to last year.  The increase was largely due to increases in benefits for the life and short-term disability product lines, partially offset by a decrease in the benefits for long-term disability product line.  Policyholder benefits for the nine months increased $0.6 million or 3% compared to a year ago.  The increase was primarily due to increases in benefits for the life and dental product lines.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations.  Operating expenses decreased 12% in the third quarter and 5% in the nine months.  The decrease in the third quarter was primarily due to a reduction in commissions, reflecting sales results.  In addition, group direct expenses declined resulting from a decrease in salaries and benefits and travel expenses.  The decrease for the nine months also reflected lower commissions and a reduction in group administration fees for the long-term disability product line.

Improvement efforts for this segment continue to be focused in three primary areas.  First, emphasis is placed on the growth of the in-force business.  Increased productivity from existing group representatives and the continued planned expansion of the group distribution system are priorities for growth.  This segment is also seeking additional third-party arrangements to advance its sales objectives.  Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.  Finally, this segment added a new voluntary disability product to the portfolio in 2008 and 2009.  Voluntary products tend to be more profitable and management believes that this business line can become a larger share of the group marketplace.

Old American Insurance Company
The following table presents financial data of the Old American Insurance Company business segment for the third quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Insurance revenues:
Premiums	$16,405	$16,297	$48,864	$48,896
Reinsurance ceded	(771)	(851)	(2,404)	(2,721)
Total insurance revenues	15,634	15,446	46,460	46,175
Investment revenues:
Net investment income	3,333	3,146	9,552	9,634
Realized investment gains, excluding
impairment losses	7	227	281	330
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(403)	(1,538)	(3,035)	(2,063)
Portion of impairment losses recognized in
other comprehensive income (loss)	16	-	2,120	-
Net impairment losses recognized in earnings	(387)	(1,538)	(915)	(2,063)
Total investment revenues	2,953	1,835	8,918	7,901
Other revenues	-	-	1	1
Total revenues	18,587	17,281	55,379	54,077

Policyholder benefits	10,420	11,035	31,668	33,780
Amortization of deferred acquisition costs
and value of business acquired	3,564	3,326	10,332	9,974
Operating expenses	3,393	3,371	9,954	9,921
Total benefits and expenses	17,377	17,732	51,954	53,675

Income before income tax expense	1,210	(451)	3,425	402

Income tax expense	455	(34)	1,261	268

Net income (loss)	$755	$(417)	$2,164	$134

Net income for this segment was $0.8 million in the third quarter, versus a net loss of $0.4 million in the prior year.  The increase in net income for the third quarter reflected a $0.9 million or 71% decrease in realized investment losses, a $0.6 million or 6% decrease in policyholder benefits and a $0.2 million or 6% increase in net investment income.  These were partially offset by a $0.2 million or 7% increase in amortization of deferred acquisition costs and value of business acquired.  Net income for the nine months was $2.2 million versus $0.1 million for the nine months of 2008.  The increase in net income was primarily due to a $2.1 million or 6% decrease in policyholder benefits and a $1.1 million or 63% decrease in realized investment losses.  These were partially offset by a $0.4 million or 4% increase in amortization of deferred acquisition costs and value of business acquired.  In addition, income tax expense increased $1.0 million or 371%, reflecting higher pretax income.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2009 and 2008.

	Quarter Ended September 30
	2009	% Change	2008	% Change

New premiums	$2,270	22	$1,861	11
Renewal premiums	14,135	(2)	14,436	(3)
Total premiums	$16,405	1	$16,297	(1)

	Nine Months Ended September 30
	2009	% Change	2008	% Change

New premiums	$6,307	16	$5,430	12
Renewal premiums	42,557	(2)	43,466	(4)
Total premiums	$48,864	-	$48,896	(2)

Insurance revenues increased 1% in the both the third quarter and in the nine months compared with the prior year.  Total new premiums increased $0.4 million or 22% in the third quarter and $0.9 million or 16% in the nine months, while total renewal premiums declined $0.3 million or 2% in the third quarter and $0.9 million or 2% in the nine months.  The increase in new premiums reflects a combination expanded distribution and improved agent contracts.  Old American continues to focus on the recruitment and development of new agencies and agents, along with a continued focus on improved production from existing agencies and agents.

Net investment income increased $0.2 million or 6% in the third quarter of 2009 but declined $0.1 million or 1% in the nine months, compared with the same periods in 2008.  The increase in the third quarter reflected an increase in investment yields partially offset by a decline in gross investment income from reduced investment assets.  The decline in the nine months primarily resulted from a decline in investment income from reduced investment assets and a decline from lower investment yields.  Old American also had a $0.4 million realized investment loss in the third quarter and a $0.6 million realized investment loss in the nine months.  This compares to realized investment losses of $1.3 million and $1.7 million in the same respective periods during 2008.  Write-downs of certain investment securities totaled $0.4 million in the third quarter and $0.9 million in the first nine months of 2009.

The Company’s analysis of securities for the quarter ended September 30, 2009 resulted in the determination that two fixed-maturity securities had other-than-temporary impairments affecting the Old American segment and were written down by a combined $0.4 million.  The total fair value of the affected securities after the write-downs was $1.7 million.

Following is a description of the securities that were written down during the third quarter of 2009:

•
One security was a mortgage-backed security that was written down by less than $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and created an other-than-temporary impairment.  This security had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was from a financial institution that had been impacted by the housing and mortgage credit crisis and had been supported through TARP funds.  This company has experienced large losses in its real estate loan portfolios and has had an increase in non-performing loans over the past year.  This security was written down by a total of $0.4 million before it was sold during the third quarter of 2009.

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

Following is a description of the securities that were written down during the second quarter of 2009:

•
One security was a mortgage-backed security that was written down by less than $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  This security had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the security that was written down during the first quarter of 2009:

•
One security was a mortgage-backed security that was written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that an investment in two issuers of fixed-maturity securities had other-than-temporary impairment affecting the Old American segment.  These investments were written down by $1.5 million in the third quarter.  The fair value of the investments after the write-downs was $1.5 million.

Following is a description of the securities that were written down during the third quarter of 2008:

•
Two securities, one issuer a parent organization of the other, are financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $1.0 million.  These issuers had also experienced declines in value related to the mortgage credit crisis and had recently been downgraded to a negative outlook.

•
One security provides custom-tailored financing to private and corporate owners of real estate nationwide.  This security had a rating decline to below investment grade status combined with continued price deterioration and was written down $0.5 million.

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

Following is a description of the security that was written down during the second quarter of 2008:

•
One security was written down by $0.2 million, primarily as a result of a decline in price on a debt security from an issuer that recently completed a LBO transaction.  This security had been written down previously.

•
A CDO security was written down by $0.2 million, primarily due to a price decline that had persisted for a period longer than the Company considered temporary.  The security was below cost by 20% or more for at least six consecutive months.

•
One security was written down by $0.1 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

Policyholder benefits decreased $0.6 million or 6% in the third quarter.  This decrease was largely the result of a decline in death benefits, which decreased $0.3 million or 3% in the third quarter.  Also contributing to the decline was a $0.2 million or 25% reduction in benefit and contract reserves.  Policyholder benefits decreased $2.1 million or 6% in the nine months versus last year.  This decrease was largely the result of a decline in death benefits, which decreased $2.7 million or 9% for the year.  Partially offsetting this was an increase in benefit and contract reserves, resulting from less reserves released due to death.

Amortization of deferred acquisition costs and value of business acquired increased $0.2 million or 7% in the third quarter and $0.4 million or 4% in the nine months compared with the prior year.  The increase was primarily due to higher DAC amortization due to an increase in sales at a high commission rate.

Operating expenses consist of commissions and production allowances, net of the capitalization of commission and production allowances, and expenses from the Company’s operations.  These expenses were flat in both the third quarter and nine months, compared with the prior year.

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

The recent economic climate has tightened the financial and liquidity conditions of policyholders.  The difficult economic environment and the credit crisis may produce the need for individual policyholder liquidity and could result in increased surrenders and policy loans on existing policies.  The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs.  In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash from operating activities increased $22.5 million versus the same period a year ago.  Contributing to the increase were several items.  Premium receipts increased $5.2 million and cash benefit payments, largely from death claims, decreased $4.4 million.  Partially offsetting these items was a $7.3 million decrease in net investment income. Cash is also affected by increases and decreases in the Company’s net receivables and net payables.  Income taxes payable increased $25.6 million in the first nine months compared to the same period a year ago.  Partially offsetting this was an $8.1 million decrease in other policy funds compared to a year earlier.

Net cash used from investing activities was $45.5 million, down from $42.5 million in net cash provided a year ago.  The Company’s new investments in fixed maturity and equity securities were $269.9 million for the nine months, a 30% increase from $207.0 million a year ago.  New investments in mortgage loans were $34.7 million for the nine months, about level with $34.6 million a year ago.  During the first nine months of 2009, the Company decreased its purchases of real estate to $14.5 million from $24.5 million in 2008.  Sales and maturities of fixed maturity and equity securities totaled $236.4 million for the first nine months, a 1% decrease versus a year ago.  During the first nine months of 2009, the Company had sales of real estate investments of $3.9 million, down from $20.7 million a year ago.  The Company had $33.8 million in mortgage loan maturities and principal paydowns for the nine months, compared to $39.8 million in the prior year.

Net cash provided from financing activities was $29.4 million, up from $42.7 million in net cash used a year ago. This change was primarily the result of two items.  First, deposits on policyholder account balances net of withdrawals were $26.9 million at September 30, 2009.  However, at September 30, 2008, withdrawals on policyholder account balances net of deposits were $37.8 million.  This resulted in a $64.7 million increase in the comparative periods.  Second, net disposition of treasury stock totaled $2.6 million, versus net acquisition of treasury stock of $14.2 million a year ago.  This resulted in a $16.8 million increase in cash from the prior year.  Partially offsetting these two items were $6.6 million of net transfers from separate accounts, compared to $13.9 million a year ago.

The above information excludes net proceeds from variable insurance products.  These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At September 30, 2009, there were no outstanding balances with the FHLB and there were $2.9 million in outstanding borrowings at year-end 2008. The decrease was due to net pay downs of $2.9 million in borrowings from FHLB in the first three months of the year.  The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	September 30	December 31
	2009	2008
Total assets less separate accounts	$3,849,253	$3,708,526
Total stockholders' equity	627,118	527,107
Ratio of stockholders' equity
to assets less separate accounts	16%	14%

The ratio of equity to assets less separate accounts increased 2% through the nine months ended September 30, 2009.  Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $2.7 million at September 30, 2009.  This represents an increase of $85.0 million in net gains from the $82.3 million in net unrealized investment losses at year-end 2008.

Stockholders’ equity increased $100.0 million from year-end 2008.  The increase was largely due to an increase in unrealized investments gains and net income.

Through the nine months ended September 30, 2009, the Company did not purchase any shares under the stock repurchase program.  In 2008, the Company purchased 181,661 of its shares for $8.2 million.  Under this program, the Company may purchase up to one million shares on the open market through January 2010.

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

The Company filed two Forms S-3 with the Securities and Exchange Commission on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

During the third quarter of 2009, the Company discontinued purchase and sale transactions of the Company’s common stock with employee and agent benefit plans sponsored by the Company.  The Company’s benefit plans instead conduct such transactions in the open market.  Until the implementation of the S-8s and S-3s, as identified above, the Company had conducted these transactions as purchases and sales of treasury stock.  Accordingly, in 2009, the benefit plans purchased 312,236 shares of treasury stock and sold 526,432 shares of treasury stock for a net change in treasury stock of $2.1 million.

On October 26, 2009, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid November 11, 2009 to stockholders of record as of November 5, 2009.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities.  This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates.  Prolonged periods of such volatility represent a new, heightened risk for all financial institutions.  These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders and increased policy loans.  The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.  While these extreme events have not fully abated, some improvement in fair values and liquidity has occurred during the third quarter of 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total
	Number of			Total Number of	Maximum Number
	Shares			Shares Purchased	of Shares that May
	Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/09 - 1/31/09	-	1	-	-	1,000,000
	(19,316)	2	$42.45

2/1/09 - 2/28/09	-	1	-	-	1,000,000
	(13,297)	2	$27.39

3/1/09 - 3/31/09	-	1	-	-	1,000,000
	6,076	2	$34.28

4/1/09-4/30/09	-	1	-	-	1,000,000
	(23,274)	2	$34.22

5/1/09-5/31/09	-	1	-	-	1,000,000
	(88,502)	2	$26.71

6/1/09-6/30/09	-	1	-	-	1,000,000
	35,445	2	$26.31

7/1/09-7/31/09	-	1	-	-	1,000,000
	(110,874)	2	$26.45

8/1/09-8/31/09	-	1	-	-	1,000,000
	(454)	2	$36.15

9/1/09-9/30/09	-	1	-	-	1,000,000
	-	2	$-

Total	(214,196)			-

1On January 26, 2009, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.  The Company did not purchase any shares under this program during the third quarter of 2009.

2Included in this column are the total net shares purchased or sold from benefit plans sponsored by the Company during the consecutive months of January through September 2009.

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

The Company filed two Forms S-3 with the Securities and Exchange Commission on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

During the third quarter of 2009, the Company discontinued purchase and sale transactions of the Company’s common stock with employee and agent benefit plans sponsored by the Company.  The Company’s benefit plans instead conduct such transactions in the open market.  Until the implementation of the S-8s and S-3s, as identified above, the Company had conducted these transactions as purchases and sales of treasury stock.  Accordingly, in 2009, the benefit plans purchased 312,236 shares of treasury stock and sold 526,432 shares of treasury stock for a net change in treasury stock of $2.1 million.

 Item 5. Other Information

3520 Broadway, Kansas City, MO 64111                                                                           Contact: Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Ext. 8216

For Immediate Release: October 30, 2009, press release reporting financial results for the third quarter of 2009.

Kansas City Life Announces Third Quarter 2009 Results

Kansas City Life Insurance Company recorded net income of $5.2 million or $0.45 per share in the third quarter of 2009, improving from a net loss of $15.2 million or $1.30 per share for the same quarter in the prior year.  The increase in earnings in the third quarter of 2009 was primarily due to a $28.2 million decrease in realized investment losses.  Net income for the nine months was $8.7 million or $0.75 per share compared with a net loss of $9.9 million or a loss of $0.85 per share in the prior year.  This significant improvement was primarily due to reduced realized investment losses, which decreased $30.3 million between the two periods.

The Company benefited from the significant improvement in the financial markets in recent months, including reduced write-downs on investments, along with increased investment values and net investment income from investments.  Realized investment losses, primarily from write-downs on securities, totaled $1.1 million for the third quarter.  This represented a $28.2 million improvement compared with the prior year.  Similarly, realized investment losses were $7.3 million for the nine months of 2009 compared with realized investment losses of $37.6 million one year earlier. Further, the Company’s net unrealized loss on securities in the investment portfolio has improved by more than $91.2 million, net of tax, during the past two quarters.  This change moved the unrealized loss of $88.4 million at March 31, 2009 to an unrealized gain of $2.7 million at September 30, 2009.  Net investment income also increased $0.2 million in the third quarter, primarily due to improved yields on alternative investments.  Net investment income declined 3% in the nine months, resulting from lower yields and a lower volume of investment assets.

Premiums from new sales during the third quarter were $17.6 million, an increase of $8.6 million versus the prior year.  Virtually all of the increase resulted from an $8.4 million increase in immediate annuities during the period.  Premiums from new individual life insurance sales increased $0.3 million or 8% during the quarter but new group sales decreased 4%. New premiums for the nine months increased 25%, largely from the increase in immediate annuities.  In addition, new individual life insurance sales increased 6%, while new group life insurance declined 29%.

New deposits of universal life and deposit-type products increased 60% during the third quarter, primarily driven by new sales of fixed deferred annuities.  However, new deposits in the third quarter from universal life sales declined 23% and new variable life and annuity sales declined 43%.  New deposits for the nine months increased 73%, also reflecting the improved sales of fixed deferred annuities.  New universal life sales declined 19% for the nine months, and new variable annuity sales declined 47%.  The continued uncertainty in the financial markets has hampered products such as universal life and variable life and annuity products.

Total insurance revenues increased 11% for the third quarter and 3% for the nine months, largely due to the increase in immediate annuity premiums.  Contract charges declined 3% in the third quarter and 2% for the nine months.  The declines can be attributed to lower account balances on variable contracts which have been significantly reduced by the impacts from the financial markets and the runoff of closed blocks of business.

Total benefits and expenses increased $3.6 million for the third quarter and $2.7 million for the nine months compared with the same period a year earlier.  The increase in both periods was primarily the result of increased immediate annuity sales, which require significant additions to future policy benefits. In addition, operating expenses decreased for the quarter, due to lower compensation and staffing.  Operating expenses increased for the nine months, due to severance, pension and legal costs.

On October 26, 2009, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 11, 2009 to stockholders of record as of November 5, 2009.

During the third quarter, the Company continued to experience a welcomed increase in the market values of its securities and improvement in the financial markets.  While the Company is pleased and cautiously optimistic about the resulting near-term effects, it is also continuing its long-held position of providing safety and protection.  At September 30, 2009, the Company maintained 93% of its securities rated investment grade and had a net unrealized gain on the value of its securities portfolio.  Further, the Company continues to offer a broad product portfolio to meet the needs of agents and consumers in all market environments.  Since 1895 the Company has consistently weathered the highs and lows of the financial marketplace and remains dedicated to fulfilling the commitment of providing Security Assured.

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

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Revenues	$112,052	$78,092	$315,437	$284,700

Net income (loss)	$5,181	$(15,178)	$8,677	$(9,899)

Net income (loss) per share,
basic and diluted	$0.45	$(1.30)	$0.75	$(0.85)

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,621,405	11,520,384	11,535,374	11,606,911

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date:  October 30, 2009