Form 10-K
period 2009-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2010-02-26
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
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

816-753-7000
Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
$1.25 par value common stock	NASDAQ Capital Market LLC

Securities registered pursuant to section 12(b) of the Act:
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

Yes  [X]                                No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]                                No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                Accelerated filer  [X]

Non-accelerated filer  [  ]                                                Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [  ]                                No  [X]

As of December 31, 2009, 11,565,091 shares of Kansas City Life Insurance Company's common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2009 of Kansas City Life Insurance Company held by non-affiliates was approximately $98,854,311.

KANSAS CITY LIFE INSURANCE COMPANY

PART I…………………………………………………………………………………………………………………	4

Item 1. Business……………………………………………………………………………………………………….	4
Item 1A. Risk Factors ……………………………………………………………………..…………………………..	6
Item 1B. Unresolved Staff Comments……………………………………………………………..……….………….	13
Item 2. Properties…………………………………………………………………………………..……….…………	13
Item 3. Legal Proceedings…………………………………………………………………………..………………...	13

PART II……………………………………………………………………………………………….…….…………	15

Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities…………………………………………………………………………………………..…….………….	15
Item 5. Selected Financial Data……………...…………………………………………………………….…...……..	19
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations...……....……….	20
Item 6A. Quantitative and Qualitative Disclosures About Market Risk………………………………………..…….	69
Item 7. Financial Statements and Supplementary Data…………………………………………………..…………...	72
Consolidated Balance Sheets……………………………………………………………………………..………...	72
Consolidated Statements of Income…..…………………………………………………………………..………..	73
Consolidated Statements of Stockholders’ Equity………………………………………………………..….……..	74
Consolidated Statements of Cash Flows…………………………………………………………………...……….	75
Notes to Consolidated Financial Statements…………………………………………………………….……..…...	77
Schedule I – Summary of Investments – Other Than Investments in Related Parties………………….………..…	126
Schedule II – Condensed Financial Information of Registrant……………...………………………….…..………	127
Schedule III – Supplementary Insurance Information…………………………………………………….……..…	131
Schedule IV – Reinsurance Information…………………………………………………………………….……...	133
Schedule V – Valuation and Qualifying Accounts………………………………………………………….…..….	135
Report of Independent Registered Public Accounting Firm….……………………………………………………..	136
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.…………..……	138
Item 8A. Controls and Procedures…………………………………………………………………………………….	138
Item 8B. Other Information…………………………………………………………………………………...……….	138

PART III…………………………………………………………………………………………………………..…...	141

    The information required by Items 9 through 13 is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV……………………………………………………………………………………………………….……...	141

Item 14. Exhibits, Financial Statement Schedules…………………………..………………………………….….…	141

Signatures…………………..……………………………………………………………………...………….…….…	143

Talbe of Contents

PART I

Item 1.  BUSINESS

Kansas City Life Insurance Company (Kansas City Life) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association.  In 1900, its present corporate title was adopted and it was reorganized as a legal reserve company in 1903.  Kansas City Life, the parent company, and wholly owned subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) comprise the consolidated entity (the Company).  The Company also has several non-insurance subsidiaries that individually are not material.

Kansas City Life markets individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements.  Traditional insurance products that Kansas City Life markets consist of term insurance, whole life insurance, matured endowments, life disability products and immediate annuities, including various supplementary contract payment options.  The interest sensitive products that are marketed are universal life, variable universal life, fixed deferred annuities and variable annuities.  Kansas City Life also markets group insurance products, which include life, dental, vision and disability products through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements.  The Company offers investment products and broker-dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.  Kansas City Life operates in 48 states and the District of Columbia.

Sunset Life is a life insurance company that maintains its current block of business, but does not produce new sales.  Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional and interest sensitive products.  Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense life insurance products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads.  Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force and is included as a separate segment.  Old American operates in 46 states and the District of Columbia.

The Company has three reportable business segments:  Individual Insurance, Group Insurance and Old American.  The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life.  The Individual Insurance segment generated approximately 54% of consolidated insurance revenues for the year ended December 31, 2009.  Also during 2009, the Group Insurance segment and the Old American segment accounted for 20% and 26% of consolidated insurance revenues, respectively.

The Company and its subsidiaries are subject to state regulations in their states of domicile and in the states in which they do business.  Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products.  In addition, the Company is a stock life insurance company and is subject to the rules and regulations of the United States Securities and Exchange Commission (SEC).  SFS is a registered broker-dealer, which is regulated by the Financial Industry Regulatory Authority (FINRA) and the SEC.

The Company and its subsidiaries had 447 full-time employees as of December 31, 2009.  The Company considers relations with its employees to be good.

The Company operates in the life insurance sector of the financial services industry in the United States.  This industry is highly competitive with respect to pricing, selection of products and quality of service.  No single competitor or any small group of competitors dominates any of the markets in which the Company operates.  General economic conditions may affect future results.

Access to Public Filings

Additional information about the Company beyond what is included in this Form 10-K is available at the Company’s website: www.kclife.com. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300.  The SEC also maintains an Internet website that contains reports, Proxy and other information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may also access the SEC website through a link on the Company’s website. We will provide a copy of any of our reports free of charge upon request.

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

The Company sells insurance and annuity products through independent agents and agencies. These agencies and sales representatives are not captive and may sell products of the Company’s competitors. The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain agents and agencies to market its insurance products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong financial strength ratings.  Sales and the results of operations and financial condition could be adversely affected if the Company is unsuccessful in attracting and retaining agencies and sales representatives.

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

The capital and credit markets experienced extreme volatility and disruption in recent periods.  The volatility and disruption reached unprecedented levels and the markets exerted downward pressure on availability of liquidity and credit for certain issuers.  Although the Company has not issued new equity or debt securities in recent years, including 2009 and 2008, the

Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by future disruptions in the capital and credit markets.

The Company’s level of cash and investments, along with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations.  However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons such as changes in economic conditions or changes in the Company’s claims-paying ability or financial strength ratings.  A downgrade in the Company’s financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and may result in terminated relationships with distributors such as agents, general agents and third-party administrators. A downgrade could also impact existing liabilities and increase the Company’s cost of capital.  Any of these occurrences could adversely affect the Company’s profitability and financial condition.  In the event that the Company’s current internal sources of liquidity do not satisfy the needs, additional financing may be required and, in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, the Company’s credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of long- or short-term financial prospects if the Company incurs large investment losses or if the level of business activity decreased due to a market downturn.  Similarly, access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to external sources of liquidity, which could be required to operate its business.  Such market conditions could limit the Company’s ability to replace, in a timely manner, maturing liabilities; satisfy capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue; meet liquidity needs, and access the capital necessary to grow the business.  As such, the Company could be forced to delay raising capital, utilize available internal resources or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce financial flexibility and liquidity.

The Company may be unable to complete additional acquisitions.

One of the Company’s growth strategies is to acquire other life insurance companies and/or blocks of business.  The Company’s previous acquisitions have increased earnings by allowing the Company to realize certain operating efficiencies or increase sales. There can be no assurance, however, that suitable acquisitions that present opportunities for continued growth and operating efficiencies will continue to be available to the Company.  Further, sufficient capital to fund acquisitions may not be available at the time opportunities become available.

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

The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company.  However, the Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued individual life insurance contracts.  The Company regularly reviews retention limits for continued appropriateness and they may be changed in the future. If the Company was to experience significant adverse mortality or morbidity experience, a significant portion of that expense would be reimbursed by reinsurers.

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

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses, interest rates, tax liability, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, value of business acquired, policy reserves and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements.  The Company’s actual experience may vary from period to period, and from established assumptions, potentially resulting in variability in the financial statements.

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

Amortization of DAC and VOBA depend on the actual and expected profits generated by the lines of business that incurred the costs.  Expected profits are dependent on assumptions regarding a number of factors, including investment returns, benefit payments, expenses, mortality and policy lapse.  Due to the uncertainty associated with establishing these assumptions, the Company cannot determine the exact pattern of profit emergence.  As a result, amortization of DAC and VOBA will vary from period-to-period as actual profits replace expected profits and future expected profits are re-projected based on the current status of the lines of business.  To the extent that actual experience emerges less favorably than expected or expectations for future profits decrease, the DAC and VOBA assets may be reduced.  This would likely result in reduced profitability in the current period.

Assumptions and estimates involve judgment and are subject to changes and revision over time.

The calculations the Company uses to estimate various components of its financial statements are necessarily complex and involve analyzing and interpreting large quantities of data. The Company employs various techniques for such calculations and, from time to time, will develop and implement more sophisticated systems and procedures capable of facilitating the calculation of more precise estimates.  Accordingly, the Company’s results may be affected, positively or negatively, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing new administrative systems and procedures that facilitate the calculation of more precise estimates.

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

The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. Reinsurance may introduce variability in certain components of the Company’s financial statements.

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

Because the profitability of fixed annuity and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect profitability. Changes in interest rates may reduce both the profitability and the return on invested capital.

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

The Company’s valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may have a material adverse effect on the results of operations or financial condition.

Fixed maturity securities, equity securities, and short-term investments are reported at fair value on the consolidated balance sheet and represent the majority of total cash and invested assets.  FASB Accounting Standards Codification (ASC) 820 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes such as certain residential mortgage-backed securities, collateralized debt obligations and asset-backed securities that were previously acquired and valued in active markets with significant observable data and that are required to be valued in illiquid  markets with little observable data.  In such cases, more securities may be classified in Level 3 and, therefore, require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more complex or require greater estimation, thereby resulting in values which may be less than the value at which the investments may or could be ultimately sold.  Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported with the consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value could have a material adverse effect on the Company’s results of operations or financial condition.

The determination of the amount of realized and unrealized impairments and allowances established on the Company’s investments is highly subjective and could materially impact results of operations or financial position.

The determination of the amount of impairments and allowances vary by investment type and is based upon the Company’s evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  There can be no assurance that the assumptions, methodologies and judgments employed in these evaluations and assessments will be deemed to be accurate or sufficient.  As a result, additional impairments may need to be realized or allowances provided for in the future.  Further, historical trends may not be indicative of future impairments or allowances.

Additionally, the Company considers a wide range of factors about security issuers and uses its best judgment in evaluating the cause of the decline in the fair value of the security and in assessing the prospects for recovery.  Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer, its future earnings potential and the ability and timeliness of the security’s recovery in fair value.

The Company could be forced to sell investments at a loss to meet policyholder withdrawals.

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages liabilities and configures the investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If the Company experiences unanticipated withdrawal or surrender activity, the Company could exhaust all other sources of liquidity and be forced to liquidate other assets, perhaps on unfavorable terms. If the Company is forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s results of operations and financial condition.

Equity market volatility could negatively impact the Company’s business.

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility also affects the profitability of products accounted for under fair value measures, as increases and decreases in volatility can increase or decrease the fair value of liabilities.

The amortization of deferred policy acquisition costs relating to variable products incorporate various assumptions about the overall performance of equity markets. The rate of amortization of deferred policy acquisition costs could change if equity market performance is significantly different than assumed.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners and could damage business and adversely affect the Company’s financial condition and results of operations.

Computer viruses could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite the Company’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems.  The Company retains confidential information in its computer systems, and relies on sophisticated computer technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of the Company’s computer systems that results in inappropriate disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

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

The Company cannot predict whether or in what manner regulatory reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.  Moreover, although with respect to some financial regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the National Association of Insurance Commissioners (NAIC) is binding on a state. Accordingly, a state could choose to follow a different interpretation.

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

GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP or the required adherence to International Financial Reporting Standards (IFRS) will not have a negative impact on the Company.

In addition, the Company is required to comply with statutory accounting principles (SAP). SAP and various components of SAP (such as statutory actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees as well as state insurance departments to address emerging issues and otherwise improve or alter financial reporting. Various proposals are typically pending before committees and taskforces of the NAIC, some of which, if enacted, may negatively affect the Company and some of which could positively impact the Company. The NAIC also typically works to reform state regulation in various areas, including reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company.  Although, states generally defer to the interpretation of the insurance department of the state of domicile with regards to regulations and guidelines, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

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

The Company’s financial strength rating, which is intended to measure its ability to meet policyholder obligations, is an important factor affecting public confidence in most of the Company’s products and, as a result, the Company’s competitiveness.  Rating organizations periodically review the financial performance and condition of insurers, including the Company, and downgrades of insurance companies have occurred with increasing frequency.

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

The Company, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although the Company cannot predict the outcome of any litigation or arbitration, the results could have a negative impact on the financial condition or results of operations of the Company.

The Company is exposed to the risks of climate change, natural disasters, pandemics, or other acts that could adversely affect the Company’s operations.

While the Company has implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. Climate change, a natural disaster, a pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business.  These effects, in turn, could have an adverse financial effect on the Company. The possible macroeconomic effects of climate change, natural disasters or pandemics could also adversely affect the Company’s asset portfolio, as well as many other variables.

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

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions.  Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.  Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would not have a material effect on the Company’s business, results of operations or financial position.

PART II

Item 4. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCKHOLDER INFORMATION

CORPORATE HEADQUARTERS
Kansas City Life Insurance Company
3520 Broadway
Post Office Box 219139
Kansas City, Missouri 64121-9139
Telephone:  (816) 753-7000
Fax: (816) 753-4902
Internet: http://www.kclife.com
E-mail: kclife@kclife.com

NOTICE OF ANNUAL MEETING
The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 22, 2010 at Kansas City Life's corporate headquarters.

TRANSFER AGENT
William A. Schalekamp, Secretary
Kansas City Life Insurance Company
Post Office Box 219139
Kansas City, Missouri 64121-9139

10-K REQUEST
Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

SECURITY HOLDERS
As of January 31, 2010, Kansas City Life had approximately 2,500 security holders, including individual participants in security position listings.

STOCK AND DIVIDEND INFORMATION
Stock Quotation Symbol
NASDAQ—KCLI

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share during such periods.

			Dividend
	High	Low	Paid

2009:
First quarter	$ 44.63	$ 15.20	$ 0.27
Second quarter	40.22	19.70	0.27
Third quarter	37.75	25.39	0.27
Fourth quarter	33.31	25.00	0.27
			$ 1.08
2008:
First quarter	$ 49.15	$ 39.36	$ 0.27
Second quarter	52.85	41.51	0.27
Third quarter	57.93	41.16	0.27
Fourth quarter	53.93	33.06	0.27
			$ 1.08

A quarterly dividend of $0.27 per share was paid February 10, 2010.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total			Total Number of	Maximum Number
	Number of			Shares Purchased	of Shares that May
	Shares Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/09 - 1/31/09	-	1	$ -	-	1,000,000
	24,586	2	$ 36.17

2/1/09 - 2/28/09	-	1	$ -	-	1,000,000
	17,191	2	$ 27.92

3/1/09 - 3/31/09	-	1	$ -	-	1,000,000
	143,769	2	$ 17.64

4/1/09-4/30/09	-	1	$ -	-	1,000,000
	35,936	2	$ 24.89

5/1/09-5/31/09	-	1	$ -	-	1,000,000
	144,480	2	$ 23.17

6/1/09-6/30/09	-	1	$ -	-	1,000,000
	45,560	2	$ 23.34

7/1/09-7/31/09	-	1	$ -	-	1,000,000
	114,338	2	$ 26.49

8/1/09-8/31/09	-	1	$ -	-	1,000,000
	572	2	$ 33.13

9/1/09-9/30/09	-	1	$ -	-	1,000,000
	-	2

10/1/09 - 10/31/09	-	1	$ -	-	1,000,000
	-	2	$ -

11/1/09 - 11/30/09	66,871	1	$ 27.52	66,871	933,129
	276	2	$ 28.59

12/1/09 - 12/31/09	17,302	1	$ 27.82	17,302	915,827
		2	$ -
Total	610,881			84,173

1On January 26, 2009, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock.  Under this program in 2009, the Company acquired 84,173 shares at an average price of $27.58.  Under a similar program, the Company purchased 181,661 shares in 2008 at an average price of $45.38; and 90,341 shares in 2007 at an average price of $45.59.  The 2009 repurchase program expired January 24, 2010.  On January 25, 2010, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 24, 2011.

2Included in this column are the total shares purchased from benefit plans sponsored by the Company during the consecutive months of January through December of 2009.

The Company filed two Form S-8s, with the SEC on July 9, 2009.  The first Form S-8 was to register an additional 1,100,000 shares of the common shares and plan interests relating to the Thirty-First Amendment and Restatement of the Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended for which securities of the same class were registered on a registration statement on Form S-8 previously filed and effective on June 20, 2000.  The second Form S-8 was to register an additional 200,000 shares of the Company’s common stock issued to the Kansas City Life Deferred Compensation Plan (the “Plan”), as amended and the Company’s Deferred Compensation Obligations issued in accordance with and pursuant to the Plan.  In conjunction with these filings, an additional 114,138 shares of the Company’s common stock were issued from treasury and became outstanding.

The Company filed two Form S-3s, with the SEC on July 27, 2009.  The first form S-3 was to register an additional 20,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Pre-2005 Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Pre-2005 Agent’s Deferred Compensation Plan.  The second Form S-3 was to register an additional 38,000 shares of common stock contributed to a grantor (rabbi) trust established in connection with the Company’s Agent’s Deferred Compensation Plan and the Company’s deferred compensation obligations issued in accordance with and pursuant to the Agent’s Deferred Compensation Plan.

During the third quarter of 2009, the Company discontinued purchase and sale transactions of the Company’s common stock with employee and agent benefit plans sponsored by the Company.  The Company’s benefit plans instead conduct such transactions in the open market.  Until the implementation of the Form S-8s and Form S-3s, as identified above, the Company had conducted these transactions as purchases and sales of treasury stock.  Accordingly, in 2009, the benefit plans purchased 312,236 shares of treasury stock and sold 526,432 shares of treasury stock for a net change in treasury stock of $2.1 million.

Item 5.  SELECTED FINANCIAL DATA
Amounts in thousands, except share data.

	Year Ended December 31
	2009	2008	2007	2006	2005
Income Statement Data:
Revenues:
Insurance revenues	$ 241,664	$ 236,173	$ 231,894	$ 235,264	$ 238,503
Net investment income	177,428	177,419	190,405	196,280	194,608
Realized investment gains (losses)	(10,076)	(52,271)	5,426	5,621	6,113
Other revenues	10,579	13,005	11,499	11,349	10,312
Total revenues	$ 419,595	$ 374,326	$ 439,224	$ 448,514	$ 449,536

Net income (loss)	$ 10,732	$ (17,050)	$ 35,661	$ 36,918	$ 36,184

Per Common Share Data:
Net income (loss), basic and diluted	$ 0.93	$ (1.47)	$ 3.01	$ 3.11	$ 3.03

Cash dividends to stockholders	$ 1.08	$ 1.08	$ 3.08	$ 1.08	$ 1.08

Stockholders' equity	$ 54.33	$ 46.11	$ 58.17	$ 57.72	$ 57.07

	December 31
	2009	2008	2007	2006	2005
Balance Sheet Data:
Assets	$ 4,176,185	$ 3,967,091	$ 4,352,108	$ 4,457,795	$ 4,555,379
Notes payable	-	2,900	10,400	14,700	27,282
Stockholders' equity	628,363	527,107	684,401	684,304	680,219
Life insurance in force	$ 30,683,571	$ 30,300,286	$ 31,135,142	$ 31,261,016	$ 30,949,501

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results for the three years ended December 31, 2009.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document.

Overview

Kansas City Life Insurance Company is a financial services company that is predominantly focused on sales and administration of life and annuity insurance products.  The consolidated entity (the Company) primarily consists of three life insurance companies.  Kansas City Life Insurance Company (Kansas City Life) is the parent company.  Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

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

The Company offers investment products and broker-dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.

The Company operates in the life insurance sector of the financial services industry in the United States.  This industry is highly competitive with respect to pricing, selection of products and quality of service.  No single competitor or any small group of competitors dominates any of the markets in which the Company operates.  General economic conditions may affect future results.

The Company earns revenues primarily from premiums received from the sale of life, immediate annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets.  Revenues from the sale of traditional life insurance and immediate annuity products and accident and health products are reported as premium income for financial statement purposes.  Considerations for supplementary contracts with life contingencies are reported as part of other revenues.  However, deposits received from the sale of interest sensitive products, namely universal life insurance products, deferred annuities, and annuities and supplementary contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Consolidated Statements of Cash Flows.  Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sale of life, annuity, and accident and health products;
•	The rate of mortality, lapse and surrenders of future policy benefits and policyholder account balances;
•	The rate of morbidity, disability and incurrence of other policyholder benefits;
•	Persistency of existing insurance policies;
•	Interest rates credited to policyholders;

•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	Investment spreads earned on policyholder account balances;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk and equity risk;
•	Timely and cost-effective access to liquidity; and
•	Management of distribution costs and operating expenses.

Strong sales competition, highly competitive products and a difficult economic environment present significant challenges to the Company from a new sales perspective.  The Company’s primary emphasis is on expanding sales of individual life insurance products.  The Company’s continued focus is on delivering competitive products for a reasonable cost, prompt customer service, excellent financial strength and effective sales and marketing support to the field force.

The Company generates cash largely through premiums collected through the sale of insurance products, and deposits through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business.  In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.

Starting in 2007 and continuing into 2009, extreme fluctuations in market conditions significantly impacted the financial markets and the Company’s investments and revenues.  The interest rate and credit environments have presented a significant challenge to the markets as a whole and specifically to companies invested in fixed maturity and equity securities.  These conditions may persist into the future as the credit and equity markets continue to be challenged, particularly in the financial services sector.  The Company is broadly diversified and has high quality investments, as 94% of all fixed maturity securities were investment grade at December 31, 2009.  However, as a result of the consolidations occurring in the financial services sector, diversification in this sector will be a challenge until greater market stabilization occurs.  In addition, the entrance of the U.S. Government into private company arrangements and specific guarantees may add further complications to a variety of issues, which are yet to be fully determined.

Business Changes

In January of 2007, the Company completed the sale of its bank subsidiary, Generations Bank, for $10.1 million in cash after receiving regulatory approval.  The gain on the sale was $1.9 million and was included in realized investment gains.  The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements.  Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;
•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	Customer and agent response to new products, distribution channels and marketing initiatives;
•	Fluctuations in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to deferred acquisition costs and the value of business acquired;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and
•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position.  The application of these critical accounting policies in preparing the financial statements requires management to use a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, interest rates and equity market performance.  Actual results may differ from these estimates under different assumptions or conditions.  The profitability of life insurance and annuity products is dependent on actual experience, and differences between actual experience and pricing assumptions may result in variability of net income (loss) in amounts which may be material.  On an ongoing basis, the Company evaluates the estimates, assumptions and judgments based on historical experience and other information that the Company believes to be reasonable under the circumstances.  A detailed discussion of significant accounting policies is provided in Note 1 – Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity.  Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur.  A default by an issuer usually involves some loss of principal to the investor.  Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process.  However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring.  Interest rate risk arises from the price sensitivity of investments to changes in interest rates.  Coupon and dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments.  The changes in the fair market price of such investments are inversely related to changes in market interest rates.  As interest rates fall, the coupon and dividend streams of existing fixed-rate investments become more valuable and market values rise.  As interest rates rise, the opposite effect occurs.  In addition, the Company is exposed to liquidity risk.  Liquidity risk refers to the risk that investments cannot be converted into cash when needed or that the terms for conversion have a negative effect on the Company.  This risk increased in the recent economic downturn.

Fixed maturity securities, which are classified as available for sale, are carried at their fair value in the Company’s balance sheet, with unrealized gains or losses recorded in accumulated other comprehensive loss.  The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested.  The Company’s fair value of fixed maturity and equity securities are derived from external pricing services, brokers, and internal matrices and calculations.  At December 31, 2009, approximately 92% of the carrying value of these investments was from external pricing services and 8% was derived from brokers and internal matrices or calculations.  The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued.  Other-than-temporary impairments that are determined to be due to credit are charged against earnings as realized investment losses.  The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company monitors the various markets in which its investments are traded.  The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values.  At December 31, 2009 the Company used a second independent third-party pricing service to validate the fair market values provided by the primary pricing service.  The Company also used the second pricing service to determine the fair value of certain securities for which the primary pricing service was unable to provide.  At December 31, 2009, 91% of the value of the Company’s fixed maturity and equity securities were from the primary third-party pricing service and 1% was from the second independent pricing service.  The Company reviews values received from independent pricing sources for validity.  In addition, the Company tests a limited number of securities from each independent pricing service each reporting period to further validate reliance on the fair values provided.  When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers.  When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors appropriate for the specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors.  The Company creates a matrix of factors from which to calculate an estimable value.  However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to sell the security in the current market.

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

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded.  This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.  Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost.  The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position greater than 20% of their value, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to amortized cost;
•	The credit rating of the security;
•	The extent and the length of time the fair value has been below amortized cost;
•
The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold an equity security until it recovers in value;
•
Whether the Company intends to sell a debt security and whether it is not more likely than not that the Company will be required to sell a debt security before recovery of the amortized cost basis; and

•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the amortized cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that are determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the income statement.

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

The Company may selectively determine, as part of its individual investment assessment process in relation to specific investments that it intends to sell a fixed maturity security prior to its maturity.  If the Company makes this determination and the fair value is less than the cost basis, an analysis of the fair value of the investment is performed and the amortized cost of the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position.  Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires significant use of estimates and judgment.  Specifically, the Company performs discounted future cash flow calculations to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors.  The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant.

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

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on DAC, VOBA and Related Items
Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $4.4 million.
Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.1 million.
Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $3.4 million.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and an increase in current period amortization expense of $2.2 million.

Reinsurance
A variety of reinsurance vehicles are currently in use, including individual and bulk arrangements on both coinsurance and mortality/morbidity-only basis.  Reinsurance supports a multitude of corporate objectives, including managing statutory capital, reducing volatility and surplus strain and is an actively managed tool for the Company.  At the customer level, reinsurance increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that could not otherwise be made available.

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

Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and accident and health insurance.  Generally, amounts are payable over an extended period of time.  Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals.  These estimates include provisions for experience less favorable than initially expected.  Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables.  The 2001 VBT and the 1975-1980 Select and Ultimate Basic Table serve as the basis for most mortality assumptions.

Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are computed by calculating an actuarial present value of future policy benefits, based upon estimates for investment yields and mortality at the time of issue.

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

Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts.  Liabilities for these policyholder account balances are included without reduction for potential surrender charges and deferred front-end contract charges.  The account balances for universal life contracts are equal to cumulative premiums, less contract charges and withdrawals, plus interest credited.  The account balances for fixed deferred annuities and investment-type contracts are equal to the cumulative deposits, less any applicable contract charges and withdrawals, plus interest credited.  Front-end contract charges are deferred and amortized over the term of the policies.  Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.  Interest on policyholder account balances is credited as earned.

On an ongoing basis, the Company performs testing and analysis on its blocks of business to ensure that both the assumptions made when the Company purchases a block of business or when the Company sells new policies remain viable.  The Company also periodically performs sensitivity testing on these blocks of business to ensure it maintains the capacity to meet an increase in demand in policyholder benefits, namely increased surrenders, policy loans or other policyholder elective withdrawals, especially when financial markets become volatile.

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

In addition, the Company recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligation, on the balance sheet.  Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income (loss) net of income taxes.

Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due.  Premiums on accident and health, disability and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided.  A reserve is provided for the portion of premiums written which relate to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances.  Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided.  The cash flows from deposits are credited to policyholder account balances.  Deposits are not recorded as revenue.  Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received.  Premiums and deposits are subdivided into two categories: new and renewal.  New premiums and deposits are measures of sales or new business production.  Renewal premiums and deposits occur as continuing business from existing customers.

Income Taxes
Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements.  Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.  Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized.  The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible.  Deferred income taxes include future deductible differences relating to unrealized losses on investment securities.  The Company evaluates the character and timing of unrealized gains and losses to determine whether sufficient future taxable amounts are sufficient to offset future deductible amounts.  A valuation allowance against deferred income tax assets may be required if future taxable income of the correct character is not expected.

Consolidated Results of Operations
Summary of Results
The Company earned net income of $10.7 million in 2009 compared to a net loss of $17.1 million in 2008 and net income of $35.7 million in 2007.  Net income per share was $0.93 in 2009 versus a net loss of $1.47 per share in 2008 and net income of $3.01 per share in 2007.   The increase in 2009 net income was largely attributed to a reduction in realized investment losses and higher insurance revenues, which were partially offset by an increase in operating expenses.  The decline in net income in 2008 largely resulted from increased realized investment losses, reduced net investment income, and increases in policyholder benefits and operating expenses.  These were partially offset by an increase in insurance revenues and a decrease in interest credited to policyholder account balances.

Sales
The Company measures sales in terms of new premiums and deposits.  Premiums are included in insurance revenues in the Consolidated Statements of Income, while deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company’s marketing plan is to focus its primary growth strategies on individual life insurance business in both the Individual Insurance and Old American segments.  This growth strategy includes new premiums for individual life products and new deposits for universal life and variable universal life products.  The Company’s growth strategy encourages a product mix that includes both life and annuity products.  The marketing plan includes strategies to grow the business through the Company’s existing sales force and with the addition of new general agents and agents.  The Company believes that increasing both the number and productivity of general agents and agents is essential to this strategy.  Accordingly, the Company has been successful in recruiting new general agents and agents nationwide and has placed an emphasis on training and direct support within the field.  The Company also utilizes third-party marketing arrangements to enhance its sales objectives. In addition, the Company’s marketing and product strategy allows the Company the flexibility to identify niches in the existing market environment and to react quickly to be able to take advantage of short-term opportunities when they occur.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31.  New premiums are also detailed by product.

	2009	% Change	2008	% Change	2007
New premiums:
Individual life insurance	$ 14,182	10	$ 12,926	5	$ 12,356
Immediate annuities	22,113	75	12,612	55	8,142
Group life insurance	1,599	(23)	2,084	37	1,516
Group accident and health insurance	10,648	(2)	10,889	9	9,997
Total new premiums	48,542	26	38,511	20	32,011
Renewal premiums	142,257	-	142,271	(1)	143,449
Total premiums	$ 190,799	6	$ 180,782	3	$ 175,460

Consolidated total premiums increased $10.0 million or 6% in 2009 compared to 2008, as total new premiums increased $10.0 million or 26% and total renewal premiums were flat.  The increase in new premiums was driven by a $9.5 million or 75% increase in immediate annuity premiums.  This improvement reflects a continuing demand for guaranteed benefit and retirement income products by consumers and an increase in sales from a third-party arrangement.  In addition, new individual life insurance premiums increased $1.3 million or 10%.  This increase largely resulted from a 20% increase in new premiums in the Old American segment.  The increase in new premiums from the Old American segment reflects a combination of expanded distribution and improved agency productivity.  New group life insurance premiums decreased $0.5 million or 23% and new group accident and health premiums decreased $0.2 million or 2%.  While total renewal premiums were flat compared to 2008, a $1.4 million increase in renewal dental premiums was offset by a $1.2 million decrease in renewal individual life premiums and a $0.3 million decrease in renewal individual accident and health premiums.

Consolidated total premiums increased $5.3 million or 3% in 2008 versus 2007, as total new premiums increased $6.5 million or 20% and total renewal premiums decreased $1.2 million or 1%.  The largest contributor to the increase in new premiums was a $4.5 million or 55% increase in immediate annuity premiums.  This increase largely reflects changes in consumer preferences.  New group life insurance premiums increased $0.6 million or 37% and new group accident and health premiums increased $0.9 million or 9%, reflecting an increase in dental premiums.  The improvements in both new group life and new group accident and health premiums reflect an increase in the number of sales representatives and the realignment of sales territories.  In addition, enhanced product features within the dental product line contributed to the increase in new group accident and health premiums.  The Company exited the stop loss market during 2006 but continued to process existing business until the stop loss contracts expired in 2007.  Excluding this product line from 2007, the result would be a 4% increase in total premiums, a 26% increase in total new premiums and a 27% increase in new group accident and health premiums in 2008.  New individual life premiums increased $0.6 million or 5%, which includes an 11% increase in new premiums in the Old American segment.  The increase in new premiums at the Old American segment reflects a combination of enhancements to products, compensation and distribution expansion.  The slight decline in total renewal premiums was largely the result of a 1% decline in total individual life renewal premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits over the three years ended December 31.  New deposits are also detailed by product.

	2009	% Change	2008	% Change	2007
New deposits:
Universal life insurance	$ 9,873	(10)	$ 10,913	-	$ 10,869
Variable universal life insurance	1,031	(47)	1,942	(22)	2,480
Fixed deferred annuities	76,612	152	30,413	15	26,348
Variable annuities	16,078	(37)	25,496	(13)	29,426
Total new deposits	103,594	51	68,764	(1)	69,123
Renewal deposits	136,048	3	131,701	(4)	136,644
Total deposits	$ 239,642	20	$ 200,465	(3)	$ 205,767

Total new deposits increased $34.8 million or 51%, following a $0.4 million or 1% decrease in 2008.  The increase in 2009 was due to a $46.2 million or 152% increase in new fixed deferred annuity deposits.  This increase can be attributed to consumer preferences for fixed-rate products resulting from the volatility of the equity markets.  This volatility, along with the general effects of the recessionary environment, is also reflected in the reduction in sales of new universal life deposits, new variable universal life deposits and new variable annuities, which declined 10%, 47% and 37%, respectively.  The slight decline in 2008 was largely due to a $3.9 million or 13% decline in new variable annuity deposits and a $0.5 million or 22% decline in new variable universal life deposits.  These declines reflect the difficult economic environment, increased competition, and the continued impact of alternative products in the marketplace.  Mostly offsetting these declines, new fixed deferred annuity deposits increased $4.1 million or 15%.  This increase was largely due to an increase in sales that can be partially attributed to changes in consumer preferences resulting from the volatility in the equity markets.

Renewal deposits increased $4.3 million or 3% in 2009 versus a $4.9 million or 4% decline in 2008.  The increase in 2009 resulted from higher fixed deferred annuity deposits, which increased $9.3 million or 54% compared to one year ago.  This increase was partially offset by declines in the following products: $2.9 million or 3% in universal life deposits, $1.2 million or 8% in variable universal life deposits and $0.8 million or 8% in variable annuity deposits.  The decline in 2008 was largely due to a $4.5 million or 30% decline in variable annuity deposits and a $2.1 million or 2% decline in universal life deposits.  These declines were partially offset by a $2.3 million or 16% increase in fixed deferred annuity deposits.

Insurance Revenues
Insurance revenues consist of premiums and contract charges less reinsurance ceded.  Insurance revenues increased $5.5 million or 2% to $241.7 million in 2009, compared to a $4.3 million or 2% increase in 2008.  The improvement in 2009 resulted from a $10.0 million or 6% increase in premiums.  Total annuity premiums increased $9.5 million or 75% and total accident and health premiums increased $1.0 million or 2%.  The improvement in premiums was partially offset by a $3.3 million or 3% decrease in contract charges and a $1.2 million or 2% increase in reinsurance ceded.  The increase in insurance revenues in 2008 was largely due to a $5.3 million or 3% increase in premiums and a $1.4 million or 2% decrease in reinsurance ceded.  These were partially offset by a $2.4 million or 2% decrease in contract charges.  Total annuity premiums increased $4.5 million or 55% and accident and health premiums increased $0.8 million or 2% in 2008 compared to a year earlier.

Insurance revenues are affected by the level of new sales, the type of products sold, the persistency of policies, general economic conditions, and competitive forces.  The Company strives to provide a portfolio of products with safety and competitive return objectives.  The Company offers a broad range of products, including variable insurance products, which allow policyholders to participate in both the equity and fixed income markets.  Interest sensitive and traditional insurance products combine safety of principal with competitive interest returns.

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

Contract charges declined 3% in 2009 and 2% in 2008.  The decline in 2009 can largely be attributed to three factors: lower account balances on variable contracts, lower surrender charges due to a decline in policy surrenders on certain products, and the runoff of closed blocks.  The Company has purchased blocks of policies and companies with the intent of servicing these blocks to achieve profit streams but without the expectation to generate new business within these blocks of policies.  Total contract charges on these closed blocks equaled 37% of total consolidated contract charges during 2009, compared to 38% in 2008.  Total contract charges on closed blocks declined 4% in 2009 compared to 2008, and total contract charges on open blocks of business declined 2% in 2009 compared to 2008.  In 2008, policy charges declined due to lower policyholder account balances and increased sales of certain products where the contract charges are not recognized into income immediately.  Instead, such charges are deferred as unearned revenues and amortized into income similar to the amortization of deferred acquisition costs (DAC).  Another contributing factor in the decrease in 2008 was the unlocking of DAC assumptions in the second quarter of 2008, which further reduced current period recognition of these revenues.  The resulting increase in unearned revenues will be recognized into income in proportion to the expected future gross profits of the business.  Partially offsetting these, surrender charges increased, largely due to higher surrenders on variable products.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims.  Reinsurance ceded premiums increased $1.2 million to $54.9 million in 2009 from $53.6 million in 2008.  In 2007, reinsurance ceded was $55.0 million.  The increase in 2009 was largely in the Group Insurance segment, reflecting an increase in sales from a third-party arrangement that is 100% reinsured.

Investment Revenues
Net investment income was flat in 2009, following a 7% decline in 2008.  Net investment income was $177.4 million in both 2009 and 2008, compared with $190.4 million in 2007.  Net investment income results in 2009 were impacted by a decline in the Company’s invested asset base and a slight improvement in yields from the portfolio.  Net investment income results in 2008 were impacted by declines in both the invested asset base and yields earned on the portfolio.  In addition, expenses associated with investment income declined in both 2009 and 2008, favorably impacting results.

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans.  Gross investment income was flat compared with 2008, as a decline in investment assets was mostly offset by an increase in investment yields.  The decline in investment assets largely reflects declines in book value due to sales, maturities and calls.  The increase in investment yields was largely due to a higher return on an alternative investment fund compared to last year.  In 2009, this investment added gross investment income of $2.2 million.  However, as a result of the significant decline in the economic environment experienced in 2008, this investment resulted in a decline in gross investment income of $4.0 million in the prior year.  Gross investment income declined $13.7 million or 7% in 2008 compared with 2007.  This decrease primarily resulted from a $7.2 million decline in gross investment income on reduced investment assets and a $6.5 million decline from lower investment yields.  The decline in investment assets includes declines in book value due to sales, maturities and calls along with a decline in fair values.  The decline from lower yields was largely due to a reduction in income from the alternative investment fund mentioned above.  In 2007, this investment added gross investment income of $2.7 million.

Investments in mortgage loans totaled $457.6 million at December 31, 2009, an increase of $12.2 million from December 31, 2008.   Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a reserve for probable losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.  The mortgage loan reserve was $3.4 million at December 31, 2009, unchanged from December 31, 2008.  The reserve for mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses.  Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  No mortgage loans were restructured or delinquent for more than 90 days or foreclosed upon and transferred to real estate investments during the last three years.  The Company does not hold mortgage loans of any borrower that exceed 5% of stockholders’ equity.  Mortgage loans comprised 14% of the investment portfolio at December 31, 2009, down slightly from 15% at the end of 2008.  Almost all of the mortgages were commercial loans on industrial warehouses and office properties at both December 31, 2009 and 2008.  Investment income from mortgage loans decreased $0.4 million or 1% in 2009 and $1.6 million or 5% in 2008 compared to the same periods one year earlier.  The decline in 2009 was largely due to lower prepayment penalties and assumption fees, as well as lower rates earned on new loans.  The decline in 2008 was due to reduced mortgage loan balances, as a result of fewer new mortgage loans, lower rates earned on new loans and lower fee income earned.

Real estate investments were $114.1 million at December 31, 2009 and $99.6 million at December 31, 2008.  Real estate investments consist principally of industrial warehouses, office buildings and investments in multi-family and single-family residential properties, including affordable housing properties.  The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues.  The Company also invests in unimproved land for future development.  Properties have been acquired through individual purchases, build-to-suit and speculative development.  The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale.  The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.  Real estate investments comprised 3% of the investment portfolio at both December 31, 2009 and 2008.  Investment income on real estate increased 9% in 2009, following a 4% decrease in 2008.  The increase in 2009 primarily resulted from an increase in occupancy in certain real estate properties.  While higher rental income resulted in 2008 from an increase in occupancy in certain real estate properties, investment income on real estate joint ventures declined.

Short-term investments totaled $138.7 million at December 31, 2009, up $103.6 million from December 31, 2008.  Short-term invested assets consist primarily of money-market funds.  The large increase in short-term investments in 2009 reflects sales and maturities of long-term investments which had not been reinvested at year-end.  Income from short-term investments declined $0.7 million or 73% in 2009 and declined $2.7 million or 72% in 2008.  The decline experienced in 2009 was primarily the result of a decline in yields.  The decline in 2008 was largely due to lower short-term invested assets and a decline in short-term yields.

The Company offers policy loans as a benefit to its policyholders.  These loans are secured by the cash value of the policy.  Policy loans totaled $85.6 million at December 31, 2009, down $2.7 million from December 31, 2008.  Investment income from policy loans declined 5% in 2009 and was flat in 2008.  The decline in 2009 was largely due to the reduced balances of policy loans outstanding.  In 2008, the decline in the balance of policy loans was offset by an increase in yields.

Net investment income is stated net of investment expenses, and investment expenses decreased $0.4 million or 3% versus one year earlier.  Interest expense on short-term notes payable decreased in 2009 compared to last year.  The Company has an investment in the Federal Home Loan Bank from which it is able to borrow money at favorable interest rates.  The Company periodically borrows and subsequently reinvests these proceeds.  The Company had increased its borrowings during the first quarter of 2008 and subsequently reduced these borrowings.  The Company had no notes payable outstanding at December 31, 2009.  Partially offsetting this decline was an increase in real estate expenses in 2009 compared to 2008.  Investment expenses decreased $0.7 million or 6% in 2008 compared to 2007.  This was primarily due to a decrease in real estate investment expenses and interest expense.  The largest factor contributing to the decrease was reduced tenant improvement costs on buildings held for investment.  The decrease in interest expense related to borrowings from the Federal Home Loan Bank.

The following table provides asset class detail of the investment portfolio.  Fixed maturity and equity securities represented 76% of the entire investment portfolio at December 31, 2009, down from 78% at December 31, 2008.

	2009		2008
		%		%
	Amount	of Total	Amount	of Total
Fixed maturity securities	$ 2,469,272	75%	$ 2,350,834	77%
Equity securities	36,876	1%	36,576	1%
Mortgage loans	457,582	14%	445,389	15%
Real estate	114,076	3%	99,576	3%
Policy loans	85,585	3%	88,304	3%
Short-term	138,704	4%	35,138	1%
Total	$ 3,302,095	100%	$ 3,055,817	100%

The Company realized investment gains and losses from several sources, including write-downs of investments and sales of investment securities and real estate.  Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price.  Depending upon the terms of the call provision and price at which the security was purchased, a gain or loss may be realized.

The following table provides detail concerning realized investment gains and losses over the three years ended December 31.

	2009	2008	2007
Gross gains resulting from:
Sales of investment securities	$ 9,494	$ -	$ 431
Investment securities called, put and other	942	2,673	1,623
Sales of real estate	661	5,154	7,118
Other investment gains	124	280	1,905
Total gross gains	11,221	8,107	11,077
Gross losses resulting from:
Sales of investment securities	-	(1,115)	(633)
Investment securities called, put and other	(386)	-	(939)
Other investment losses	(15)	-	-
Total gross losses	(401)	(1,115)	(1,572)
Amortization of DAC and VOBA	159	3,430	(43)
Net realized investment gains, exluding
impairment losses	10,979	10,422	9,462

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(35,011)	(62,693)	(4,036)
Other-than-temporary impairment losses on
real estate	(2,114)	-	-
Total other-than-temporary impairment losses	(37,125)	(62,693)	(4,036)
Portion of loss recognized in other
comprehensive income (loss)	16,070	-	-
Net impairment losses recognized in earnings	(21,055)	(62,693)	(4,036)
Realized investment losses	$ (10,076)	$ (52,271)	$ 5,426

The Company recorded net realized investment losses of $10.1 million in 2009 and $52.3 million in 2008 and net realized investment gains of $5.4 million in 2007.  During 2009, investment losses of $21.1 million were due to write-downs of investment securities and investments in affordable housing funds that were considered other-than-temporarily impaired, including $8.7 million from the fourth quarter, $2.3 million from the third quarter, $4.0 million from the second quarter, and $6.1 million from the first quarter.  These were partially offset by $9.5 million in gains on the sale of investment securities, $0.9 million of investment gains realized on securities called and put, and $0.7 million of investment gains on the sale of real estate.  During 2008, investment losses of $62.7 million were due to write-downs of investment securities, including $20.0 million from the fourth quarter, $32.5 million from the third quarter and $10.2 million from the second quarter.  These losses were partially offset by $5.2 million of investment gains realized on the sale of real estate and $2.7 million of investment gains realized on securities called, put and other.  During both 2009 and 2008, the financial markets were significantly affected by economic pressures and the residential mortgage crisis.  These pressures have resulted in large price dislocations that have affected many securities and companies, particularly in the financial sector.

In the fourth quarter of 2009, the Company experienced $1.9 million of net impairment losses on the Company’s real estate joint ventures, specifically attributable to investments in affordable housing funds.  The Company is a limited partner in several joint ventures whose underlying investments are in affordable housing properties.  These properties generate federal and/or state tax credits and have a residual value in the properties that requires the funds to operate as a real estate joint venture investment.  In one property fund, an impairment of $1.6 million resulted from the transfer of the residual interest in certain properties in exchange for contingent future benefits.  An additional impairment of $0.3 million was recorded due to the foreclosure of certain properties in a second property fund.  The Company also wrote down two affordable housing investments by $0.3 million, when it determined that there were no remaining future benefits expected from these investments.

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific securities’ credit impairments may be written down through earnings as a realized investment loss if the security’s fair value is considered to be other-than-temporarily impaired.  Non-credit impairments are charged to other comprehensive income (loss).

Following is information regarding the other-than-temporarily impaired write-downs of investment securities by sector for 2009.  The other-than-temporarily impaired write-downs of securities during the fourth quarter included: $5.7 million from the financial sector; $0.1 million from the asset-backed securities sector; $0.6 million from the industrial sector; and $0.1 million from the residential mortgage-backed securities sector.  The other-than-temporarily impaired write-downs for the third quarter included: $1.8 million from the financial sector; $0.3 million from the residential mortgage-backed securities sector; and $0.2 million from the communications sector.  The other-than-temporarily impaired write-downs of investment securities by sector for the second quarter of 2009 included the following: $2.7 million from the financial sector; $0.1 million from the residential mortgage-backed securities sector; $0.2 million from the asset-backed securities sector; and $1.0 million from the communications sector.  The other-than-temporarily impaired write-downs of investment securities by sector for the first quarter of 2009 included: $1.5 million from the financial sector; $0.7 million from the residential mortgage-backed securities sector; $2.7 million from the industrial sector; and $1.2 million from the consumer, non-cyclical sector.

Other-than-temporarily impaired write-downs of investment securities by sector for 2008 included: $27.1 million from the financial sector; $13.2 million from asset-backed securities; $6.8 million from the government sector; $4.2 million from the consumer, cyclical sector; $4.2 million from the mortgage securities sector; $3.3 million from the communications sector; $2.1 million from the industrial sector; and $1.8 million from the consumer, non-cyclical sector.  This same information for 2007 was: $3.3 million from the consumer, cyclical sector and $0.7 million from the communications sector.

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2009 resulted in the determination that eight fixed-maturity issuers (nine securities) had other-than-temporary impairments and were written down by a combined $6.5 million due to credit impairments.  The aggregate impairment for these securities was $6.7 million, and $0.2 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).

Following is a description of the securities that were written down during the fourth quarter of 2009:

•
Five securities were residential mortgage-backed securities that were written down by a total of $0.2 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Two of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $0.5 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
One security was from a trucking company that was written down $0.6 million.  As the trucking industry is highly correlated with the general economy, this company had experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $5.2 million.  These issuers had also experienced declines in value related to the mortgage credit crisis, including significant and continuing reductions in capital and liquidity positions.  These securities were sold during the fourth quarter of 2009.

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

Following is a description of the securities that were written down during the third quarter of 2009:

•
Four securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.3 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Three of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the securities that were written down during the second quarter of 2009:

•
Three securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was a collateralized debt obligation (CDO) that was written down $0.2 million.  This security had been impacted by the rapid rise in delinquencies and foreclosures in the subprime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and was under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down.

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
•
One security was from a trucking company that was written down $1.6 million.  As the trucking industry is highly correlated with the general economy, this company had experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.

•
One security was from a company that develops, manufactures and markets imaging products that was written down $1.2 million.   This company’s past emphasis was in traditional film, which has been largely surpassed by digital photography.  The decline in the economy had negatively affected sales, as the consumer photography industry is a discretionary item.  The company’s declining revenues and liquidity position led to the other-than-temporary impairment.

•
Two securities (from one issuer) were residential mortgage-backed securities that were written down by a total of $0.6 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

•
One security was a residential mortgage-backed security that was written down $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and created an other-than-temporary impairment.

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments and were written down by a combined $20.0 million.

Following is a description of the securities that were written down during the fourth quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

•
Two securities were written down by $3.1 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008.  One of these securities was subsequently sold during the fourth quarter of 2008.

•
Three securities were CDOs that were written down by a total of $5.3 million.  These securities were impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling caused extreme declines in market valuations, regardless of individual security performance.

•
Two securities were written down by $1.9 million due to a decline in price that had persisted for a period longer than the Company considered temporary.  One of these securities was subsequently sold during the fourth quarter of 2008.

•
One security was from an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million.  The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security.

•
One security was from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry.

•
One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008.

•
Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million.  These securities had been negatively impacted by the housing and mortgage credit crisis and have received TARP (Troubled Assets Relief Program) funds.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter.

Following is a description of the securities that were written down during the third quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

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

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million.  These issuers had also experienced declines in value related to the mortgage credit crisis and had been downgraded to a negative outlook.

•
One security was from a supplier of auto parts for light trucks and sport-utility vehicles.  The deteriorating truck and sport-utility vehicle markets of the auto industry, combined with the sharp decline in value and recent ratings declines, resulted in a $2.1 million write-down.

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

•
One security was from a bank holding company that had recently filed for bankruptcy.  This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver.  As a result of the bankruptcy filing, this security was written down $0.8 million.

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

•
One security was written down by $3.3 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter.

•
One security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million.

Following is a description of the securities that were written down during the fourth quarter of 2007:

•
One security was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company.  Accordingly, the Company wrote down this security $3.3 million at year-end 2007.

•
One security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings.  The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million.  As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007.  At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months.  It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity.  Capital expenditures for equipment upgrades were exceeding cash generation.

No other-than-temporary impairments were identified during the first, second and third quarters of 2007.

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

The following table provides information regarding fixed maturity securities by asset class as of December 31, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 121,937	5%	$ 88,281	$ 4,674	$ 33,656	$ 1,021
Federal agencies 1	28,321	1%	28,321	681	-	-
Federal agency issued
residential mortgage-backed securities 1	172,515	7%	164,961	7,220	7,554	55
Subtotal	322,773	13%	281,563	12,575	41,210	1,076
Corporate obligations:
Industrial	415,946	17%	335,829	17,773	80,117	2,602
Energy	200,340	8%	176,126	10,703	24,214	1,199
Technology	40,864	2%	29,483	1,919	11,381	413
Communications	86,264	4%	63,114	3,492	23,150	1,374
Financial	364,608	15%	202,958	9,247	161,650	15,818
Consumer	307,506	12%	251,586	15,210	55,920	2,436
Public utilities	287,687	12%	233,663	16,012	54,024	2,121
Subtotal	1,703,215	70%	1,292,759	74,356	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	200,002	8%	22,870	387	177,132	42,930
Other	229,681	9%	54,519	4,349	175,162	21,677
Redeemable preferred stocks	13,601	-	5,098	98	8,503	1,363
Total	$ 2,469,272	100%	$ 1,656,809	$ 91,765	$ 812,463	$ 93,009

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by asset class as of December 31, 2008.
			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 87,056	4%	$ 80,252	$ 3,518	$ 6,804	$ 399
Federal agencies 1	76,209	3%	76,209	4,074	-	-
Federal agency issued
residential mortgage-backed securities 1	200,485	8%	146,148	3,407	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Subtotal	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled residential
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	21,994	-	8,270	52	13,724	2,430
Total	$ 2,350,834	100%	$ 890,080	$ 38,599	$ 1,460,754	$ 231,439

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2009, the Company’s unrealized losses on fixed maturities had decreased to $93.0 million and were offset by $91.8 million in gross unrealized gains.  At December 31, 2008, the Company had $231.4 million in gross unrealized losses on fixed maturities which were partially offset by $38.6 million in gross unrealized gains.  At December 31 2009, 67% of the fixed maturities portfolio had unrealized gains, a significant improvement from 38% at December 31, 2008.  At December 31, 2009, 28% of the total gross unrealized losses were in the category of corporate obligations.  The financial sector was the single largest contributor to this category, primarily due to the direct and indirect impact of the troubled residential real estate and mortgage markets.  In addition, corporate private-labeled residential mortgage-backed securities, also related to the residential real estate and mortgage industries, accounted for 46% of the total gross unrealized losses at December 31, 2009.  The category of corporate obligations was the area with the greatest decrease in unrealized losses for the two comparative year-end dates, as this figure decreased from $138.0 million to $26.0 million.

The following table identifies fixed maturity securities available for sale by rating.

	December 31, 2009		December 31, 2008
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$ 601,262	24%	$ 751,995	32%
AA	150,543	6%	194,879	8%
A	696,861	29%	658,328	29%
BBB	866,902	35%	640,582	27%
Total investment grade	2,315,568	94%	2,245,784	96%
BB	78,996	3%	74,961	3%
B and below	74,708	3%	30,089	1%
Total below investment grade	153,704	6%	105,050	4%
	$ 2,469,272	100%	$ 2,350,834	100%

Reflecting the high quality of securities maintained by the Company, 94% and 96% of all fixed maturity securities were investment grade as of December 31, 2009 and December 31, 2008, respectively.  Changes in the mix of investment grade securities for the comparative year-end dates include a decline of 8% in AAA-rated securities and an 8% increase in BBB-rated securities.

The Company’s residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities that were rated below investment grade at year-end 2009 were 4% of the total, compared to 2% at year-end 2008.  The Company’s below investment grade fixed maturity securities at December 31, 2009 included 99% corporate obligations and 1% collateralized debt obligations.  Comparatively, the Company’s below investment grade fixed maturity securities at December 31, 2008 included 98% corporate obligations and 2% collateralized debt obligations.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to amortized cost;
•	The credit rating of the security;
•	The extent and the length of time the fair value has been below amortized cost;
•
The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold an equity security until it recovers in value;
•	Whether the Company intends to sell a debt security and whether it is more likely than not that the Company will be required to sell a debt security before recovery of the amortized cost basis; and
•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that are determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the income statement.

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

The Company may selectively determine, as part of its individual investment assessment process in relation to specific investments that it no longer intends to hold a specific issue to its maturity.  If the Company makes this determination and the fair value is less than the cost basis, an analysis of the fair value of the investment is performed and the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position.  Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires significant use of estimates and judgment.  Specifically, the Company performs discounted future cash flow calculations to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors.  The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant.

Concerns arose during the second half of 2007 regarding subprime mortgage loan defaults.  These difficulties deepened and expanded through 2009.  Market dislocations have exacerbated credit issues as some historically liquid markets, such as asset-backed commercial paper, auction-rate securities and bank financing have contracted.  Demand for securitized investments has also fallen significantly.  The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At December 31, 2009, the Company had investments with subprime residential mortgage exposure of $20.9 million and a related $8.0 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets.  These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

The Company has a significant level of non-U.S. Agency structured securities.  Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations.  The Company monitors these securities through a combination of an analysis of vintage, credit ratings and other means.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2009.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$ 78,263	$ 80,303	$ (2,040)	4%
2004	67,494	80,074	(12,580)	22%
2005	30,729	42,761	(12,032)	21%
2006	3,706	4,318	(612)	1%
2007	-	-	-	-
Total investment grade	180,192	207,456	(27,264)	48%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	30,897	50,565	(19,668)	34%
2006	2,669	5,715	(3,046)	5%
2007	3,944	5,859	(1,915)	3%
Total below investment grade	37,510	62,139	(24,629)	42%

Other Structured Securities:
Investment grade	106,822	110,327	(3,505)	6%
Below investment grade	42,659	44,965	(2,306)	4%
Total other	149,481	155,292	(5,811)	10%
Total structured securities	$ 367,183	$ 424,887	$ (57,704)	100%

1 This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2008.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$ 105,722	$ 113,645	$ (7,923)	9%
2004	63,843	81,142	(17,299)	21%
2005	61,672	94,517	(32,845)	39%
2006	7,740	12,890	(5,150)	6%
2007	2,005	2,005	-	-
Total investment grade	240,982	304,199	(63,217)	75%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	-	-	-	-
2006	-	-	-	-
2007	-	-	-	-
Total below investment grade	-	-	-	-

Other Structured Securities:
Investment grade	135,625	156,232	(20,607)	24%
Below investment grade	3,270	4,031	(761)	1%
Total other	138,895	160,263	(21,368)	25%
Total structured securities	$ 379,877	$ 464,462	$ (84,585)	100%

1 This chart accounts for all vintages owned by the Company.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 30,616	$ 913	$ 3,040	$ 108	$ 33,656	$ 1,021
Federal agency issued
residential mortgage-backed securities 1	1,363	4	6,191	51	7,554	55
Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121
Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363
Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009
Equity securities	-	-	1,986	186	1,986	186
Total	$ 242,655	$ 7,171	$ 571,794	$ 86,024	$ 814,449	$ 93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 1,591	$ 260	$ 5,213	$ 139	$ 6,804	$ 399
Federal agency issued
residential mortgage-backed securities 1	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled residential
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	9,786	1,237	3,938	1,193	13,724	2,430
Fixed maturity securities	990,958	103,679	469,796	127,760	1,460,754	231,439
Equity securities	-	-	1,755	417	1,755	417
Total	$ 990,958	$ 103,679	$ 471,551	$ 128,177	$ 1,462,509	$ 231,856

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2009, gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer decreased from $128.2 million at December 31, 2008 to $86.0 million at December 31, 2009.  The largest component of this decrease was from the corporate obligations category, which decreased $44.9 million during 2009.  Further, $7.2 million or 8% of the gross unrealized losses on fixed maturity and equity security investments was attributable to securities having gross unrealized losses of less than 12 months.  This compares to $103.7 million or 45% at December 31, 2008.  The corporate obligations category of securities accounted for the largest portion of the decrease that occurred during 2009.  In addition, all of the Company’s equity securities at both December 31, 2009 and 2008 were in the financial sector.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and
•	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 483 at December 31, 2008 to 232 at December 31, 2009.  These results were primarily due to three factors.  First, the Company has and continues to purchase high quality investments.  Second, the economic downturn has improved since last year-end, but continues to affect securities that the Company owns.  Third, the Company has written down or sold certain securities that had previously been in an unrealized loss position.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of December 31, 2009 and December 31, 2008.

	December 31, 2009
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$ 633,514	$ 608,280	$ 25,234
Unrealized losses of 20% or less and greater than 10%	109,379	94,348	15,031
Subtotal	742,893	702,628	40,265
Unrealized losses greater than 20%:
Investment grade
Less than six months	13,125	9,821	3,304
Six months or more and less than twelve months	25,413	19,627	5,786
Twelve months or greater	34,906	22,225	12,681
Total investment grade	73,444	51,673	21,771
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	4,654	2,954	1,700
Twelve months or greater	15,139	11,139	4,000
Total below investment grade	19,793	14,093	5,700
Unrealized losses greater than 20%	93,237	65,766	27,471
Subtotal	$ 836,130	$ 768,394	$ 67,736

Securities owned with realized impairment:
Unrealized losses of 10% or less	$ 4,850	$ 4,634	$ 216
Unrealized losses of 20% or less and greater than 10%	10,594	8,720	1,874
Subtotal	15,444	13,354	2,090
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	17,937	12,298	5,639
Total investment grade	17,937	12,298	5,639
Below investment grade
Less than six months	514	362	152
Six months or more and less than twelve months	5,859	3,944	1,915
Twelve months or greater	31,760	16,097	15,663
Total below investment grade	38,133	20,403	17,730
Unrealized losses greater than 20%	56,070	32,701	23,369
Subtotal	$ 71,514	$ 46,055	$ 25,459
Total unrealized losses	$ 907,644	$ 814,449	$ 93,195

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$ 891,477	$ 847,458	$ 44,019
Unrealized losses of 20% or less and greater than 10%	397,403	339,664	57,739
Subtotal	1,288,880	1,187,122	101,758
Unrealized losses greater than 20%:
Investment grade
Less than six months	296,683	207,314	89,369
Six months or more and less than twelve months	46,194	28,918	17,276
Twelve months or greater	-	-	-
Total investment grade	342,877	236,232	106,645
Below investment grade
Less than six months	45,346	27,269	18,077
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	-	-	-
Total below investment grade	49,893	29,367	20,526
Unrealized losses greater than 20%	392,770	265,599	127,171
Subtotal	$ 1,681,650	$ 1,452,721	$ 228,929

Securities owned with realized impairment:
Unrealized losses of 10% or less	$ -	$ -	$ -
Unrealized losses of 20% or less and greater than 10%	5,676	4,725	951
Subtotal	5,676	4,725	951
Unrealized losses greater than 20%:
Investment grade
Less than six months	6,476	4,635	1,841
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	6,476	4,635	1,841
Below investment grade
Less than six months	563	428	135
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total below investment grade	563	428	135
Unrealized losses greater than 20%	7,039	5,063	1,976
Subtotal	$ 12,715	$ 9,788	$ 2,927
Total unrealized losses	$ 1,694,365	$ 1,462,509	$ 231,856

Total unrealized losses on the Company’s investments in securities available for sale at December 31, 2009 were $93.2 million.  The Company segments these unrealized losses into those on which other-than-temporary impairments have been recorded and those that have not been previously written down.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  Total securities owned without other-than-temporary impairment equaled 73% of total unrealized losses.  These securities are further segmented into three primary categories.  The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $25.2 million or 37% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  The second category reflects total unrealized losses of 20% or less and greater than 10%.  This category totaled $15.0 million or 22% of the total unrealized losses without other-than-temporary impairments.  The third category includes total unrealized losses greater than 20%.  This category totaled $27.5 million or 41% of the total securities without other-than-temporary impairments.

All securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade.  Securities in the investment grade category had $21.8 million in unrealized losses, while securities rated below investment grade had $5.7 million in unrealized losses at December 31, 2009.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold.  Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $3.3 million and $5.8 million for less than six months and six or more and less than twelve-month periods, respectively, at December 31, 2009.  The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $12.7 million.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $1.7 million at December 31, 2009.  Below investment grade securities with unrealized losses greater than 20% for twelve months or greater totaled $4.0 million.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have been recorded as of December 31, 2009.  Total unrealized losses of 20% or less and greater than 10% were $1.9 million or 7% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% were $23.4 million or 92% of the total securities with other-than-temporary impairments.

The Company had investment grade securities with unrealized losses of greater than 20% that totaled $5.6 million for twelve months or greater of the year at December 31, 2009.  The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $17.7 million.  The Company had below investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $15.7 million at December 31, 2009.

Total unrealized losses on securities available for sale at December 31, 2008 were $231.9 million.  Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $89.4 million for less than six months at December 31, 2008.  This represented 70% of total unrealized losses greater than 20% for this category.  Investment grade securities with unrealized losses for six months or more and less than twelve-months totaled $17.3 million.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $18.1 million for less than six months and $2.4 million for six months or more and less than twelve-month periods.  The Company had no below investment grade securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had been recorded as of December 31, 2008.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $1.8 million for less than six months at December 31, 2008.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $0.1 million for less than six months.  The Company had no securities with unrealized losses of greater than 20% for six months or greater at December 31, 2008.

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2009.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$ 273,810	34%	$ 24,801	27%
AA	38,618	5%	3,023	3%
A	148,706	18%	11,041	12%
BBB	235,671	29%	24,047	26%
Total investment grade	$ 696,805	86%	$ 62,912	68%
BB	49,136	6%	4,032	4%
B and below	66,522	8%	26,065	28%
Total below investment grade	115,658	14%	30,097	32%
	$ 812,463	100%	$ 93,009	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2008.
			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$ 400,841	27%	$ 65,896	28%
AA	81,619	6%	12,330	5%
A	386,835	26%	42,547	18%
BBB	499,864	34%	84,521	37%
Total investment grade	$ 1,369,159	93%	$ 205,294	88%
BB	67,694	5%	17,742	8%
B and below	23,901	2%	8,403	4%
Total below investment grade	91,595	7%	26,145	12%
	$ 1,460,754	100%	$ 231,439	100%

As of December 31, 2009, 86% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 93% at December 31, 2008.  In addition, 68% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of December 31, 2009, compared to 88% at December 31, 2008.  These declines are the result of a 44% decline in total fixed maturity securities in an unrealized loss position along with an increase in below investment grade fixed maturity investments during 2009.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of December 31, 2009 and December 31, 2008.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	December 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$ 10,483	$ 26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521
Total	591,781	47,791
Residential mortgage and asset-backed securities	212,179	43,855
Redeemable preferred stocks	8,503	1,363
Total	$ 812,463	$ 93,009

	December 31, 2008
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$ 46,704	$ 1,188
Due after one year through five years	324,178	42,218
Due after five years through ten years	472,169	73,157
Due after ten years	343,121	59,002
Total	1,186,172	175,565
Residential mortgage and asset-backed securities	260,858	53,444
Redeemable preferred stocks	13,724	2,430
Total	$ 1,460,754	$ 231,439

Following is a discussion of securities whose fair value had been less than 80% of amortized cost for at least six months at December 31, 2009. The Company has evaluated 13 fixed maturity securities in this category, and prepared detailed analyses on these positions.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

•
Four securities are subprime or Alt-A residential mortgage-backed securities.  Residential mortgage-backed securities have suffered indiscriminate price depreciation in the current market, regardless of individual performance or vintage.  However, all of these securities continue to perform within their contractual obligations.

•
One security is a senior tranche of an asset-backed security structure backed primarily by subprime mortgages on residential properties.  This security has also been affected by the price depreciation in the current market but continues to perform within its contractual obligations.

•
One security is a senior tranche of a residential mortgage-backed security backed by Alt-A non-conforming mortgages on residential properties.  The issuer was closed by the Office of Thrift Supervision in July of 2009, but it continues to service prior securitized loans as a subsidiary of a bank that acquired it in March of 2009.  This security continues to perform within its contractual obligations.

•
Three securities from three issuers are from financial institutions that have been impacted by the housing and mortgage credit crisis.  The government has supported these institutions through TARP funds.  All of these securities continue to perform within their contractual obligations.

•
One security is from a financial institution that has been impacted by the housing and mortgage credit crisis but has not received TARP assistance.  This security continues to perform within its contractual obligations.

•
One security is from an international banking institution that has been negatively impacted by the effects of both the global credit deterioration and the U.S. housing and mortgage credit crisis.  This institution is being supported by the UK Government’s Asset Protection Scheme.  This security continues to perform within its contractual obligations.

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

•
One security is from a specialty retailer of items for the home, such as appliances and electronics.  This security is backed by a revolving pool of secured customer installment loans and private label credit card receivables originated and serviced by the sponsor company.  This company has been negatively impacted by the general rise in consumer defaults and delinquency rates and a recent ratings downgrade.  However, this security continues to perform within its contractual obligations.

The Company has written down certain investments in previous periods.  Securities written down and still owned at December 31, 2009 had a fair value of $40.7 million with a net unrealized loss of $17.2 million, including the impact of the cumulative effect of change in accounting principle.  Comparatively, securities written down and still owned at December 31, 2008 had a carrying value of $29.2 million and a net unrealized loss of $2.2 million.

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded.  The Company’s evaluation process is similar to its impairment evaluation process.  However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted.  Accordingly, the Company changed its evaluation of two investments during 2009.  The Company believes that it will receive all contractual maturities due on these investments.  During the second quarter, the Company changed its evaluation of one security that matures in less than one year and is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance.  In the fourth quarter of 2009, the Company changed the evaluation of one investment that matures in nine years and is from an issuer that operates a television network, several cable channels, radio and television stations and outdoor advertising.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio.  The Company did not have any direct exposure to financial guarantors at December 31, 2009.  The Company’s indirect exposure to financial guarantors totaled $47.2 million, which was less than 2% of the Company’s investment assets at December 31, 2009.  Total unrealized losses on these investments totaled $5.8 million at December 31, 2009.

Other Revenues
Other revenues consist primarily of supplementary contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) by a subsidiary of the Company and fees charged on products and sales from the Company’s broker-dealer subsidiary.  Other revenues decreased $2.4 million or 19% in 2009 versus 2008.  This decrease was largely due to a reduction in income from reduced volumes of sales of LIHTC investments and broker-dealer transactions.  Also, revenue from supplementary contract considerations increased, but was offset by a reduction in dividends left to accumulate.  Other revenues increased $1.5 million or 13% in 2008 compared to 2007.  This increase was largely due to additional sales of LIHTC credits.

Policyholder Benefits
Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders and the associated increase or decrease in reserves for future policy benefits.  The largest component of policyholder benefits was death benefits for the periods presented.  Death benefits reflect mortality results.  Mortality will fluctuate from period-to-period but has remained within pricing expectations for the periods presented.

Policyholder benefits increased $0.2 million or less than 1% in 2009 compared to 2008.  Benefit and contract reserves increased due to higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums.  Partially offsetting this was a decrease in benefit and contract reserves for the GMWB.  This rider is considered to be a financial derivative and is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.  This method is a probability measure that results when the current value of all financial assets is assumed to equal the expected value of the future payoff of the asset discounted at the risk-free rate.  The value of the riders will fluctuate depending on market conditions.  These annuity riders had a decrease in value of $2.4 million during 2009, largely due to favorable returns in the capital markets, decreases in market volatility, increases in risk-free (swap) rates and changes in the reference spread used for issuer discount.  In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products.  The benefit reserve for GMDB declined from $0.5 million at December 31, 2008 to $0.3 million at December 31, 2009.  The increase in benefit and contract reserves was mostly offset by decreases in death benefits and other benefits.  The decline in death benefits reflects favorable mortality and the decline in other benefits largely reflects lower accumulated dividends and interest thereon.  Policyholder benefits increased $12.3 million or 7% in 2008 compared to 2007.  The increase in 2008 was due to several factors.  Death benefits increased $4.4 million or 4% compared to the prior year, reflecting adverse mortality.  Higher dental benefits reflected the increase in new dental business during 2008 over the prior year.  Benefit and contract reserves increased due to higher annuity sales.

Policyholder benefits for the group accident and health product line increased $0.2 million or 1% in 2009 and $3.0 million or 13% in 2008.  These increases were largely the result of increases in group dental benefits, which increased $0.2 million or 1% and $3.5 million or 17% in 2009 and 2008, respectively.

Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts.  Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.  There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts.  Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate.  Interest credited to policyholder account balances decreased $0.2 million or less than 1% in 2009 and $4.3 million or 5% in 2008.  Amounts credited are a function of account balances and current period crediting rates.  As account balances fluctuate, so will the amount of interest credited to policyholder account balances.  Total policyholder account balances increased $18.2 million or 1% during 2009, following a $56.8 million or 3% decline during 2008.  The average interest rate credited to policyholder account balances was 4.26% in 2009, 4.28% in 2008 and 4.30% in 2007.

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

The amortization of DAC was $35.1 million in 2009, compared with $35.0 million in 2008 and $31.1 million in 2007.  While total DAC amortization did not fluctuate significantly between 2009 and 2008, two components of the balances did change considerably.  While no unlocking adjustment was made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  This was mostly offset by a decline in amortization resulting from lower actual gross profits on the variable universal life and annuity products during 2009.  The increase in 2008 was due to several factors.  First, DAC amortization increased on variable products due to increased surrenders and a decline in the market value of the account balances.  Second, Old American increased commission schedules in 2007.  Accordingly, as policies terminated in 2008, an increase in DAC amortization resulted from the increased commission costs that had been deferred.  In addition, DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products.  The unlocking adjustment for 2007 totaled $3.4 million, and was primarily related to adjustments for interest spreads.  Partially offsetting these, the amortization of DAC decreased in 2008 compared to 2007 due to a large number of policy surrenders that occurred in 2007, resulting in additional DAC amortization in 2007.

VOBA is amortized in concert with each purchased block of business.  Generally, as policies run off, the amortization will decline over time.  The amortization of VOBA was $4.5 million in 2009, $7.1 million in 2008 and $9.2 million in 2007.  The decrease in 2009 was largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has fluctuated from period to period.  This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.    Second, the unlocking adjustment on interest-sensitive products in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.  The unlocking adjustment in 2009 was related to improvements in the ultimate earned rates for certain products.  The unlocking adjustment in 2008 was related to a change in the policy surrender assumptions.  The unlocking adjustment totaled $1.1 million in 2007 and was primarily related to a reduction in the mortality assumptions.

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

Premiums are reported on a gross basis, with separate reporting for premiums ceded under reinsurance agreements.  Policyholder benefits and expenses are reported net of reinsurance ceded and equaled $67.9 million, $68.1 million and $61.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the balance sheet.  A reinsurance receivable is established for such balance sheet items.  Reinsurance related to policy and claim reserves ceded of $166.5 million and $154.1 million were included in the reinsurance receivables as of December 31, 2009 and 2008, respectively.  Ceded benefits recoverable from reinsurers were $13.9 million and $14.4 million as of December 31, 2009 and 2008, respectively.

The Company’s overall reinsurance strategy has not changed during the periods addressed in this report.  However, in 2008 the Company implemented changes to its reinsurance on  new products by reducing the amount of coverage that is reinsured.  These changes have been made primarily due to the increased cost of reinsurance currently available in the market.

Operating Expenses
Operating expenses consist of commissions net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business.  In total, operating expenses increased $5.0 million or 5% in 2009 and $4.5 million or 5% in 2008 compared to one year earlier.  The largest factors in the 2009 increase were a $4.2 million increase in pension expense and $3.1 million in separation costs associated with a reduction in staffing.  Also contributing to the increase were legal and incentive compensation expenses.  Partially offsetting these increases were decreases in salaries, travel expenses and outside labor and services.  The primary factors contributing to the increase in 2008 were increased employee and agent medical plan and benefit costs, largely resulting from a reduction of accruals in the prior year, expense associated with affordable housing tax credits, travel expenses, premium taxes and consulting services.

Income Taxes
The Company recorded income tax expense of $5.7 million or 35% of income before tax in 2009, compared to an income tax benefit of $9.2 million or 35% of income before tax in 2008.  The increase in tax expense in 2009 versus 2008 was impacted by higher income before tax, a decrease in low income housing tax credit benefits, and a decrease in the provision to tax return adjustments.  In 2007, the Company recorded an income tax expense of $17.3 million or 33% of income before tax.    The decrease in tax expense in 2008 versus 2007 was due to lower income before tax and a decrease in the provision to tax return adjustments, offset by a decrease in low income housing tax credits earned.  Income taxes will fluctuate depending upon items such as net income, realized investment gains and losses, and affordable housing tax credits.

An adjustment was reflected in the fourth quarter of 2007 that related to deferred tax expense attributable to years 2004 and prior through 2006.  The unrecorded deferred tax expense (benefit) in 2004 and prior, 2005 and 2006 was $1.1 million, ($0.3) million and ($0.3) million, respectively.

The Company’s investments in affordable housing increased tax expense in 2009 and 2008 due to the  amortization of the  affordable housing investments exceeding the tax credits earned and the recapture of tax credits previously recognized.  The effect of the investments in affordable housing on the effective tax rate was a tax expense of $1.0 million or 6% in 2009, resulting from $0.7 million in current-year amortization of investments exceeding the tax credits earned and $0.3 million of recaptured tax credits previously recognized.  In 2008, amortization offset tax credits earned resulting in tax expense of $0.1 million or less than 1%.  The income tax rate in 2007 was reduced by tax credits generated from the Company’s investments in affordable housing.  The effect of the affordable housing credits on the effective tax rate was a tax benefit of $2.0 million or 4% in 2007.

The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions.  In 2009, the Company’s income tax expense was reduced $0.1 million, due to a net decrease in contingent tax liabilities relating to the 2006 through 2009 tax years.  The Company’s income tax expense was increased $0.1 million in 2008 and reduced $0.1 million in 2007 due to the net change in contingent tax liabilities.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered:  Individual Insurance, Group Insurance and Old American.  The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life.  The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements.  The Group Insurance segment consists of sales of group life, group disability, dental and vision products.  This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements.  Old American consists of individual insurance products designed primarily as final expense products.  These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.  For more information, refer to Note 10 – Segment Information in the Notes to Consolidated Financial Statements.

 Individual Insurance
The following table presents financial data for the Individual Insurance business segment for the years ended December 31.

	2009	2008	2007
Insurance revenues:
Premiums	$ 68,992	$ 60,160	$ 55,412
Contract charges	105,716	109,007	111,422
Reinsurance ceded	(42,621)	(42,687)	(42,644)
Total insurance revenues	132,087	126,480	124,190
Investment revenues:
Net investment income	164,133	164,243	176,666
Realized investment gains, excluding
impairment losses	10,561	10,107	9,445
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(32,731)	(60,094)	(3,625)
Portion of impairment losses recognized in
other comprehensive income (loss)	13,949	-	-
Net impairment losses recognized in earnings:	(18,782)	(60,094)	(3,625)
Total investment revenues	155,912	114,256	182,486
Other revenues	10,323	12,734	11,214
Total revenues	298,322	253,470	317,890

Policyholder benefits	102,480	101,275	93,200
Interest credited to policyholder account balances	86,713	86,899	91,215
Amortization of deferred acquisition costs
and value of business acquired	25,961	28,875	27,568
Operating expenses	65,969	61,070	55,283
Total benefits and expenses	281,123	278,119	267,266

Income (loss) before income tax expense (benefit)	17,199	(24,649)	50,624

Income tax expense (benefit)	5,981	(8,724)	15,822

Net income (loss)	$ 11,218	$ (15,925)	$ 34,802

The net income for this segment in 2009 was $11.3 million, compared to a $15.9 million net loss in 2008 and $34.8 million of net income in 2007.  The two largest factors in the increase in income in 2009 versus 2008 were a $41.8 million reduction in realized investment losses and a $2.9 million reduction in amortization of DAC and VOBA.  Partially offsetting these improvements, operating expenses increased $4.9 million and contract charges declined $3.3 million.  Although premiums increased significantly in 2009, the growth was primarily in immediate annuities.  These new premiums are largely offset by increased reserves in policyholder benefits, having little impact on net income in the current period.  The largest contributor to the loss for 2008 was $50.0 million in net realized investment losses.  Also contributing to the loss in 2008 was a $12.4 million decrease in net investment income, an $8.1 million increase in policyholder benefits and a $5.7 million increase in operating expenses.  Partially offsetting these changes, premiums increased $4.8 million, other revenues increased $1.5 million and interest credited to policyholder account balances decreased $4.3 million in 2008.

This segment’s direct insurance revenues (total insurance revenues excluding reinsurance ceded) are primarily derived from premiums on traditional insurance products and contract charges.  Traditional insurance products principally include whole life, term life and immediate annuities.  Contract charges are collected from interest sensitive insurance products, including universal life, fixed deferred annuities and variable life and annuities.  In 2009, this segment received 39% of its direct insurance revenues from premiums on traditional products, compared to 36% in 2008 and 33% in 2007.

Total insurance revenues increased 4% in 2009 and 2% in 2008.  The increase in 2009 was due to a 15% increase in premiums, as immediate annuity sales increased 75% compared to 2008.  This was partially offset by a 3% decline in contract charges, resulting from lower account balances on variable contracts, lower surrender charges due to a decline in policy surrenders on certain products, and the runoff of closed blocks.  The increase in 2008 reflected a 9% increase in premiums.  The premium growth reflected a 55% increase in immediate annuity sales, reflecting changes in consumer preferences.

This segment’s products are primarily marketed through a nationwide sales force of independent general agents.  The Individual Insurance segment is central to the Company’s overall performance and produced 55% of consolidated insurance revenues in 2009, up from 54% in 2008.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31.  New premiums are also detailed by product.

	2009	% Change	2008	% Change	2007
New premiums:
Individual life insurance	$ 5,423	(4)	$ 5,632	(2)	$ 5,773
Immediate annuities	22,113	75	12,612	55	8,142
Total new premiums	27,536	51	18,244	31	13,915
Renewal premiums	41,456	(1)	41,916	1	41,497
Total premiums	$ 68,992	15	$ 60,160	9	$ 55,412

Total premiums for this segment increased $8.8 million or 15% in 2009 compared to a $4.7 million or 9% increase in 2008.  Total new premiums increased $9.3 million or 51%, as new immediate annuity premiums increased $9.5 million or 75%.  The increase in immediate annuity sales represents continuing demand for guaranteed benefit and retirement income products by consumers and an increase in sales from a third-party arrangement.  Total new premiums increased $4.3 million or 31% in 2008 versus 2007, reflecting a $4.5 million or 55% increase in new immediate annuity premiums.  Total renewal premiums decreased $0.5 million or 1% in 2009, largely due to a $0.3 million or 1% decline in renewal individual life premiums.  Total renewal premiums increased $0.4 million or 1% in 2008 compared to 2007, reflecting a $0.6 million or 2% increase in individual life insurance premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits over the three years ended December 31.  New deposits are also detailed by product.

	2009	% Change	2008	% Change	2007
New deposits:
Universal life insurance	$ 9,873	(10)	$ 10,913	-	$ 10,869
Variable universal life insurance	1,031	(47)	1,942	(22)	2,480
Fixed deferred annuities	76,612	152	30,413	15	26,348
Variable annuities	16,078	(37)	25,496	(13)	29,426
Total new deposits	103,594	51	68,764	(1)	69,123
Renewal deposits	136,048	3	131,701	(4)	136,644
Total deposits	$ 239,642	20	$ 200,465	(3)	$ 205,767

Total new deposits increased $34.8 million or 51% in 2009 compared to a 1% decrease in 2008.  The increase in 2009 was due to a $46.2 million or 152% increase in new fixed deferred annuity deposits.  This improvement was partially offset by declines in the following products: $1.0 million or 10% in new universal life deposits, $0.9 million or 47% in new variable universal life deposits and $9.4 million or 37% in new variable annuity deposits.  New fixed deferred annuity deposits increased $4.1 million or 15% in 2008, while new variable annuity deposits decreased 13%, new universal life deposits were flat, and new variable universal life deposits decreased 22%.  Total renewal deposits increased 3% in 2009, as a 54% increase in fixed deferred annuity deposits was partially offset by a 3% decrease in universal life deposits, an 8% decrease in variable universal life deposits and an 8% decrease in variable annuity deposits.  Total renewal deposits decreased 4% in 2008, reflecting a 30% decline in variable annuity deposits, a 5% decline in variable universal life deposits and a 2% decrease in universal life deposits.  These reductions were partially offset by a 16% increase in fixed deferred annuity deposits.  The increases in sales of fixed deferred annuities can be attributed to consumer preferences for fixed-rate products resulting from the volatility in the equity markets.  This volatility and the difficult economic environment are attributable to the declines in variable annuities, variable universal life and universal life.

Contract charges declined $3.3 million in 2009 and $2.4 million in 2008.  The decline in 2009 can largely be attributed to three factors: lower account balances on variable contracts, lower surrender charges due to a decline in policy surrenders on certain products, and the runoff of closed blocks.  While total contract charges did not fluctuate significantly in 2008, three of the components had fluctuations.  Amortization of deferred revenue declined compared to a year earlier, as the Company experienced increased sales of certain products where expense loads are deferred and amortized into earnings in future periods.  Changes in unlocking in the second quarter of 2008 also contributed to the decrease in year-to-date deferred revenue.  Reserve loads decreased, also resulting from increased sales of products where expense loads are deferred.  Partially offsetting these changes, surrender charges increased from increased surrenders on variable products.

Net investment income was flat in 2009 following a 7% decrease in 2008.  Investment income is primarily driven by changes in interest rates, asset levels and investment expenses.  The results for 2009 reflected a decline in investment assets that was mostly offset by an increase in investment yields.  The decline in investment assets largely reflects lower book value due to sales, maturities and calls.  The increase in investment yields was largely due to a higher return on alternative investment fund compared to last year.  In 2009, this investment added gross investment income of $2.1 million.  However, as a result of the significant decline in the economic environment experienced last year, this investment resulted in a decline in gross investment income of $3.7 million in 2008.  The decline in 2008 was primarily due to reduced investment assets and lower yields from the investment portfolio.  The decline from lower yields was largely due to a reduction in income from an alternative investment fund, as mentioned above.  In 2007, this investment added gross investment income of $2.5 million.

In the fourth quarter, the Company experienced $1.9 million of net impairment losses on the Company’s real estate joint ventures, specifically attributable to investments in affordable housing funds.  The Company is a limited partner in several joint ventures whose underlying investments are in affordable housing properties.  These properties generate federal and/or state tax credits and have a residual value in the properties that requires the funds to operate as a real estate joint venture investment.  In one property fund, an impairment of $1.6 million resulted from the transfer of the residual interest in certain properties in exchange for contingent future benefits.  An additional impairment of $0.3 million was recorded due to the foreclosure of certain properties in a second property fund.

The Company’s analysis of securities for the quarter ended December 31, 2009 resulted in the determination that eight fixed-maturity issuers (nine securities) had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $5.4 million.

Following is a description of the securities that were written down during the fourth quarter of 2009:

•
Five securities were residential mortgage-backed securities that were written down by a total of $0.2 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Two of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $0.4 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
One security was from a trucking company that was written down $0.6 million.  As the trucking industry is highly correlated with the general economy, this company had experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.2 million.  These issuers had also experienced declines in value related to the mortgage credit crisis, including significant and continuing reductions in capital and liquidity positions.  These securities were sold during the fourth quarter of 2009.

The Company’s analysis of securities for the quarter ended September 30, 2009 resulted in the determination that five fixed-maturity issuers (seven securities) had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $1.9 million.

Following is a description of the securities that were written down during the third quarter of 2009:

•
Four securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.3 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the securities that were written down during the second quarter of 2009:

•
Three securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

•
One security from a print media company that filed for bankruptcy protection in 2008 and was under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down.

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

The Company’s analysis of securities for the quarter ended March 31, 2009 resulted in the determination that six fixed-maturity issuers (seven specific securities) had other-than-temporary impairments affecting the Individual Insurance segment.  These securities were written down by a combined $6.0 million due to credit impairments.  The aggregate impairment for these securities was $19.2 million, and $13.2 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).

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

•
One security was from a trucking company that was written down $1.6 million.  As the trucking industry is highly correlated with the general economy, this company has experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.

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

•
Two securities (from one issuer) were residential mortgage-backed securities that were written down by a total of $0.5 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

•
One security was a residential mortgage-backed security that was written down $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and created an other-than-temporary impairment.

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments affecting the Individual Insurance segment.  These securities were written down by a combined $19.5 million.

Following is a description of the securities that were written down during the fourth quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

•
Two securities were written down by $2.8 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008.  One of these securities was subsequently sold during the fourth quarter of 2008.

•
Three securities were CDOs that were written down by a total of $5.1 million.  These securities were impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling caused extreme declines in market valuations, regardless of individual security performance.

•
Two securities were written down by $1.9 million due to a decline in price that had persisted for a period longer than the Company considered temporary.  One of these securities was subsequently sold during the fourth quarter of 2008.

•
One security was from an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million.  The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security.

•
One security is from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry.

•
One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008.

•
Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million.  These securities had been negatively impacted by the housing and mortgage credit crisis and have received TARP funds.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments affecting the Individual Insurance segment.  These securities were written down by a combined $30.9 million in the third quarter.

Following is a description of the securities that were written down during the third quarter of 2008.

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

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

•
One security was from a supplier of auto parts for light trucks and sport-utility vehicles.  The deteriorating truck and sport-utility vehicle markets of the auto industry, combined with the sharp decline in value and recent ratings declines, resulted in a $2.1 million write-down.

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

•
One security was from a bank holding company that recently filed for bankruptcy.  This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision and the FDIC was appointed as its receiver.  As a result of the bankruptcy filing, this security was written down $0.8 million.

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

Following is a description of the securities that were written down during the second quarter of 2008:

•
Three of the securities were written down by a total of $3.0 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that had recently completed LBO transactions.  These LBO transactions greatly increased the debt level of each issuer.  One of these securities had been written down previously, and the other two securities were below cost by 20% or more for at least six consecutive months.

•
Two securities were CDOs and were written down by $2.6 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

•
One security was written down by $3.3 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter.

•
One security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $3.5 million.

Following is a description of securities that were written down during the fourth quarter of 2007:

•
One security was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company.  Accordingly, the Company wrote down this security $2.8 million at year-end 2007.

•
One security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings.  The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million.  As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007.  At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months.  It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity.  Capital expenditures for equipment upgrades were exceeding cash generation.

The Company had no securities that it identified as other-than-temporarily impaired during the first, second and third quarters of 2007 for this segment.

Other revenues decreased $2.4 million or 19% in 2009, largely due to a reduction in income from reduced volumes of sales of LIHTC investments and broker-dealer transactions.  Other revenues increased $1.5 million or 14% in 2008 versus 2007.  This increase was largely due to additional sales of LIHTC credits.

Policyholder benefits increased $1.2 million or 1% compared to an $8.1 million or 9% increase in 2008.  The largest factor in the increase in 2009 was higher benefit and contract reserves.  This increase can largely be attributed to higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums.  Partially offsetting this was a decrease in benefit and contract reserves for the GMWB.  This rider is considered to be a financial derivative and is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.  This method is a probability measure that results when the current value of all financial assets is assumed to equal the expected value of the future payoff of the asset discounted at the risk-free rate.  The value of the riders will fluctuate depending on market conditions.  These annuity riders had a decrease in value of $2.4 million during 2009, largely due to favorable returns in the capital markets, decreases in market volatility, increases in risk-free (swap) rates and changes in the reference spread used for issuer discount.  In addition, the Company has a guaranteed minimum death benefit (GMWB) on certain products.  The benefit reserve for GMDB declined from $0.5 million at December 31, 2008 to $0.3 million at December 31, 2009.  Partially offsetting the increase in benefit and contract reserves, death benefits and other benefits declined.  The decline in death benefits reflects favorable mortality and the decline in other benefits was largely due to lower accumulated dividends and interest thereon.  The increase in policyholder benefits in 2008 was primarily due to two factors.  First, death benefits increased $2.8 million or 5% compared to a year ago, reflecting adverse mortality.  Second, benefit and contract reserves increased, largely due to two items.  The first item was higher annuity sales.  The second item was an increase in value of the GMWB rider of $0.8 million during 2008, largely due to changes in the equity and credit markets, along with changes in interest rates and volatility.

Interest is credited to policyholder account balances according to terms of the policy.  There are minimum rates of crediting prescribed in certain policies, as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and, as necessary, adjusts crediting rates on policies.  Interest credited to policyholder account balances decreased $0.2 million or less than 1% in 2009 and $4.3 million or 5% in 2008 compared with the prior year periods.  The consistent results in 2009 are largely the result of two factors.  First, while policyholder account balances declined in early 2009, the balances have steadily increased during the year.  Second, crediting rates have increased on certain products, such as deferred annuities, but have decreased on others.  The decline in 2008 was primarily due to a combination of lower policyholder account balances and reduced crediting rates.

The amortization of DAC and VOBA decreased 10% in 2009 compared to 2008, following a 5% increase in 2008 compared to 2007.  The amortization of DAC decreased 1% in 2009.  This decline was largely due to a reduction in amortization resulting from lower actual gross profits on the variable universal life and annuity products during 2009.  Mostly offsetting this was the difference in unlocking in 2009 compared to 2008.  While no unlocking adjustment was made during 2009, DAC amortization was reduced by $3.0 million due to unlocking during the second quarter of 2008.  DAC amortization increased 17% in 2008, primarily related to negative market performance on variable products.  As previously mentioned, DAC amortization was reduced $3.0 million in the second quarter of 2008 due to unlocking, primarily related to interest margins and mortality experience on selected products.  In the second quarter of 2007, unlocking totaled $3.4 million and was primarily related to unlocking adjustments for interest spreads.  Partially offsetting these changes, the amortization of DAC decreased in 2008 compared to 2007 due to several large policy surrenders that occurred in 2007, resulting in additional DAC amortization in 2007.

VOBA is amortized in concert with each purchased block of business.  Accordingly, as policies run off, the amortization will decline over time.  VOBA amortization decreased 58% in 2009 compared to 2008 and 32% in 2008 compared with 2007.

The decline in 2009 was largely due to two factors.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  Since the establishment of the VOBA, the measure of premium in force has fluctuated from period to period.  This has resulted in a corresponding volatile amortization of the VOBA unrelated to the actual run off of the in force policies.  Second, the unlocking adjustment on interest-sensitive products in the second quarter of 2009 decreased VOBA amortization by $0.2 million, whereas the unlocking adjustment in the second quarter of 2008 increased VOBA amortization by $0.2 million.  The decline in 2008 was largely attributed to a decrease in the unlocking adjustment from $1.0 million in the second quarter of 2007 to $0.2 million in the second quarter of 2008.  The unlocking adjustment in the second quarter of 2007 was related to the assumptions for mortality margins.  The unlocking adjustment in the second quarter of 2008 was primarily related to a change in the policy surrender assumptions.

Operating expenses consist of commissions net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business.  In total, operating expenses increased 8% in 2009 and 10% in 2008.  The largest factors in the increase in 2009 were a $4.2 million increase in pension expense and $3.1 million in separation costs associated with a reduction in staffing.  Also contributing to the increase were legal and incentive compensation expenses.  Partially offsetting these increases were decreases in salaries, travel expenses and outside labor and services.  The primary factors contributing to the increase in 2008 were employee and agent medical plan and benefit costs largely resulting from a reduction of accruals in the prior year, expense associated with LIHTC credits, travel expenses, premium taxes and consulting services.

Group Insurance
The following table presents financial data for the Group Insurance business segment for the years ended December 31.

	2009	2008	2007
Insurance revenues:
Premiums	$ 57,011	$ 56,208	$ 54,062
Reinsurance ceded	(9,149)	(7,445)	(8,286)
Total insurance revenues	47,862	48,763	45,776
Investment revenues:
Net investment income	554	525	426
Other revenues	255	268	278
Total revenues	48,671	49,556	46,480

Policyholder benefits	33,799	32,956	30,061
Operating expenses	18,449	18,950	19,309
Total benefits and expenses	52,248	51,906	49,370

Loss before income tax benefit	(3,577)	(2,350)	(2,890)

Income tax benefit	(1,252)	(845)	(867)

Net loss	$ (2,325)	$ (1,505)	$ (2,023)

The Company offers several insurance products in the Group Insurance segment: dental, group life, vision, and short- and long-term disability.  The Group Insurance segment markets its group products primarily to small and mid-size organizations.  Products are sold through group representatives targeting a nationwide network of independent general agents and group brokers, along with the Company’s career general agents.  This sales network is this segment’s core distribution system.  Additionally, the Company enters into selective third-party marketing arrangements to market group products.  This segment generated 20% of the Company’s consolidated insurance revenues in 2009, a decrease from 21% in 2008.

The group market is highly competitive.  Accordingly, group policies are periodically reviewed to ensure they conform to target claims, expenses and profit objectives.  Group products are generally contracted for on a yearly renewal basis.  Renewal terms that meet target pricing objectives are communicated to the group policyholder for renewal consideration.

The Group Insurance segment experienced net losses in each of the three years presented.  The net loss in the Group Insurance segment increased $0.8 million in 2009.  This increase was largely the result of a decrease in insurance revenues and an increase in policyholder benefits.  These were partially offset by a decrease in operating expenses and an increase in income tax benefit.  The net loss for this segment decreased $0.5 million in 2008.  This decrease was largely the result of an increase in insurance revenues and a decrease in operating expenses.  These were partially offset by an increase in policyholder benefits.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31.  New premiums are also detailed by product.

	2009	% Change	2008	% Change	2007
New premiums:
Group life insurance	$ 1,599	(23)	$ 2,084	37	$ 1,517
Group dental insurance	7,266	(19)	8,968	32	6,785
Group disability insurance	3,201	93	1,657	8	1,530
Group stop loss insurance	-	-	-	(100)	1,423
Other group insurance	181	(31)	264	2	258
Total new premiums	12,247	(6)	12,973	13	11,513
Renewal premiums	44,764	4	43,235	2	42,549
Total premiums	$ 57,011	1	$ 56,208	4	$ 54,062

Total group premiums increased $0.8 million or 1% in 2009, following a $2.1 million or 4% increase in 2008.  New premiums decreased 6% in 2009, largely the result of a $1.7 million or 19% decrease in new group dental premiums and a

$0.5 million or 23% decrease in new group life premiums.  These declines occurred in comparison with 2008, which experienced higher premiums.  The 2009 declines in new dental and life premiums were partially offset by a $1.5 million or 93% increase in new group disability premiums. The increase was due to an arrangement with an independent marketing organization specializing in voluntary group products. The growth in premiums in 2008 was the result of a $2.2 million or 32% increase in new group dental premiums and a $0.6 million or 37% increase in new group life premiums.  This segment exited the stop loss market, but continued to process existing business until the stop loss contracts expired in 2007.

Primarily due to the improved sales in 2008 and 2007 from the group dental product, renewal premiums increased $1.5 million or 4% in 2009.  Renewal premiums increased $0.7 million or 2% in 2008.

The Company has used reinsurance in several of its group product lines to help mitigate risk.  Reinsurance on premiums increased $1.7 million or 23% in 2009, following a $0.8 million or 10% decrease in 2008. The 2009 increase was primarily due to group short- and long-term disability business.  Disability premiums sold through an arrangement with an independent marketing organization were 100% reinsured.  The 2008 decrease was largely due to the termination of the stop loss business.  A major portion of the stop loss premiums was reinsured in order to manage the potential risks associated with this product line.  Excluding stop loss from the ongoing product lines, reinsurance ceded was flat in 2008.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits.  Policyholder benefits increased $0.8 million or 3% in 2009, largely due to an increase in group life claims compared to 2008.  Policyholder benefits increased $2.9 million or 10% in 2008, as a result of an increase in dental benefits.  Increased benefits in the dental product line in 2008 reflected, in part, the increase in new dental business in 2008.  It is typical for new dental business to report an increase in benefits in the first policy year.  As the business ages, the benefit ratio falls more in line with renewal expectations.  Management monitors this ratio on an ongoing basis and adjusts future renewal premiums, as necessary, in order to achieve profitability expectations on individual groups.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations.  Operating expenses in this segment decreased 3% in 2009 and 2% in 2008.  The reduction in 2009 was largely due to a reduction in group administration fees for the disability products.  The reduction in 2008 was largely due to a $0.4 million release in legal contingency reserves as a result of a settlement of pending litigation.

Improvement efforts for this segment continue to be focused in three primary areas.  First, emphasis is being placed on the growth of the in-force business.  Increased productivity from existing group representatives and the continued planned expansion of the group distribution system are priorities for growth.  This segment is also seeking additional third-party arrangements to advance its sales objectives.  Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.  Finally, this segment added a new voluntary disability product to the portfolio in 2008 and a new voluntary life product in 2009.  Voluntary products are sponsored by employers, but are elected by the employee and are entirely paid by the employee.  This coverage is portable, as the employees can continue this coverage if they change employers.  Voluntary products tend to be more profitable, and are expected to become a larger share of the group marketplace.

Old American
The following table presents financial data for the Old American business segment for the years ended December 31.

	2009	2008	2007
Insurance revenues:
Premiums	$ 65,342	$ 65,001	$ 66,537
Reinsurance ceded	(3,081)	(3,484)	(4,058)
Total insurance revenues	62,261	61,517	62,479
Investment revenues:
Net investment income	12,741	12,651	13,313
Realized investment gains, excluding
impairment losses	418	315	17
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(4,394)	(2,599)	(411)
Portion of impairment losses recognized in
other comprehensive income (loss)	2,121	-	-
Net impairment losses recognized in earnings	(2,273)	(2,599)	(411)
Total investment revenues	10,886	10,367	12,919
Other revenues	1	3	7
Total revenues	73,148	71,887	75,405

Policyholder benefits	42,692	44,518	43,197
Amortization of deferred acquisition costs
and value of business acquired	13,693	13,209	12,765
Operating expenses	13,933	13,375	14,266
Total benefits and expenses	70,318	71,102	70,228

Income before income tax expense	2,830	785	5,177

Income tax expense	991	405	2,295

Net income	$ 1,839	$ 380	$ 2,882

The Old American segment sells final expense insurance products nationwide through its general agency system with exclusive territories.  This segment provides agents with sales leads using direct response marketing.  This segment produced 26% of consolidated insurance revenues in 2009 and 2008.

Net income for this segment increased $1.5 million or 384% in 2009 to $1.8 million, following a $2.5 million or 87% decline in net income in 2008.  The largest factor in the increase in 2009 was a decline in policyholder benefits.  Additional positive factors were an increase in insurance revenues and a reduction in realized investment losses.  Partially offsetting these was an increase in operating expenses.  The decline in net income for 2008 was primarily due to increased realized investment losses, increased policyholder benefits, a decline in insurance revenues and a decline in net investment income.  These changes were partially offset by a decline in operating expenses.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business over the three years ended December 31.

	2009	% Change	2008	% Change	2007

New premiums	$ 8,759	20	$ 7,294	11	$ 6,583
Renewal premiums	56,583	(2)	57,707	(4)	59,954
Total premiums	$ 65,342	1	$ 65,001	(2)	$ 66,537

Total new premiums increased 20% in 2009 and 11% in 2008.  Total renewal premiums decreased 2% in 2009 and 4% in 2008.  The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity.  Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income increased 1% in 2009, following a 5% decline in 2008.  The increase in 2009 reflected a decrease in investment assets that was offset by higher yields earned on the investment portfolio.  The increase in yields was largely due to an increase in income from an alternative investment fund.  In 2009, this investment added gross investment income of $0.1 million.  However, as a result of the significant decline in the economic environment experienced last year, this investment resulted in a decline in gross investment income of $0.2 million in 2008.  The decrease in net investment income in 2008 primarily reflects reduced investment assets and a reduction in yields from the investment portfolio.  The decline from lower yields was largely due to a reduction in income from an alternative investment fund as mentioned above.  In 2007, this investment added gross investment income of $0.2 million.

In the fourth quarter of 2009, the Company experienced write-downs on two of the Company’s real estate joint ventures within the Old American segment.  These investments were written down by $0.3 million when the Company determined that there were no remaining future benefits expected from these investments.

The Company’s analysis of securities for the quarter ended December 31, 2009 resulted in the determination that three fixed-maturity securities (from two issuers) had other-than-temporary impairments affecting the Old American segment and were written down by a combined $1.1 million.  These three securities were sold during the fourth quarter of 2009.

Following is a description of the securities that were written down during the fourth quarter of 2009:

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $0.1 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $1.0 million.  These issuers had also experienced declines in value related to the mortgage credit crisis, including significant and continuing reductions in capital and liquidity positions.  These securities were sold during the fourth quarter of 2009.

The Company’s analysis of securities for the quarter ended September 30, 2009 resulted in the determination that two fixed-maturity securities had other-than-temporary impairments affecting the Old American segment and were written down by a combined $0.4 million.

Following is a description of the securities that were written down during the third quarter of 2009:

•
One security was a residential mortgage-backed security that was written down by less than $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and created an other-than-temporary impairment.  This security had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the securities that were written down during the second quarter of 2009:

•
One security was a residential mortgage-backed security that was written down by less than $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  This security had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the security that was written down during the first quarter of 2009:

•
One security was a residential mortgage-backed security that was written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that two securities had other-than-temporary impairments affecting the Old American segment.  These securities were written down by a combined $0.5 million in the fourth quarter.

Following is a description of the securities that were written down during the fourth quarter of 2008:

•
One security was written down by $0.3 million, primarily as a result of a decline in price on a debt security from an issuer that completed a LBO transaction during 2008.  This security had also been written down during the second quarter of 2008.

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

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2007 resulted in the determination that one security had an other-than-temporary decline which was written down by $0.4 million.  This security was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout.  The transaction was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company.

No other-than-temporarily impairments were identified for this segment in the first, second and third quarters of 2007.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, surrenders, and the associated increase or decrease in reserves for future policy benefits.  Policyholder benefits decreased 4% in 2009, following a 3% increase in 2008.  The decline in 2009 was largely due to lower death benefits, which decreased $2.9 million or 7% for the year.  Partially offsetting this was an increase in benefit and contract reserves, resulting from less reserves released due to death.  The increase in 2008 was largely due to higher death benefits and surrenders, but these changes were partially offset by reserve release.  The increase in death benefits reflected adverse mortality experienced during 2008.  While mortality results were different for 2009 and 2008, both years were within the range of anticipated mortality.

The policyholder benefit ratio (policyholder benefits divided by total revenues, excluding realized investment gains and losses) was lower in 2009 compared to 2008 but was consistent with 2007. Higher revenues, primarily from an increase in new premiums and lower death benefits, contributed to the decrease in the policyholder benefits ratio in 2009.  Lower revenues, primarily from reduced renewal premiums and increased policyholder benefits, contributed to the increase in the policyholder benefits ratio in 2008.

	2009	2008	2007

Total revenue	$ 73,148	$ 71,887	$ 75,405
Less: Realized investment losses	(1,855)	(2,284)	(394)
Revenue excluding realized investment losses	75,003	74,171	75,799
Policyholder benefits	$ 42,692	$ 44,518	$ 43,197

Policyholder benefit ratio	57%	60%	57%

Amortization of deferred acquisition costs and value of business acquired increased $0.5 million or 4% in 2009, and increased $0.4 million or 3% in 2008 compared to 2007.  The increase in both years was primarily due to higher DAC amortization from an increase in sales at an increased commission rate.  Beginning in mid 2007, Old American increased the initial commissions paid on the sale of certain new individual life policies.  This change increased capitalization and the DAC asset, but also resulted in a higher amount of amortization.

Operating expenses consist of commissions net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business.  Operating expenses increased 4% in 2009 compared to a 6% decrease in 2008.  The increase in 2009 was largely due to higher employee benefits due to an increase in pension expense.  The decrease in 2008 was primarily due to decreases in salaries, lead production expenses and taxes.

An adjustment was reflected in 2007 that related to deferred tax expense attributable to years 2003 and prior through 2006.  The unrecorded deferred tax expense in 2003 and prior, 2004, 2005 and 2006 was $0.3 million, $0.4 million, and $0.1 million and none, respectively.

Liquidity and Capital Resources

Liquidity
The Company meets liquidity requirements primarily through positive cash flows from operations. Management believes that the Company has sufficient sources of liquidity to satisfy operational requirements and to finance expansion plans and strategic initiatives.  Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions.  In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities.  The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.  There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The current economic climate has tightened the financial and liquidity conditions of policyholders.  The changing economic environment and the recent credit crisis may produce the need for individual policyholder liquidity in future periods and could result in increased surrenders and policy loans on existing policies.  The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs.  In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash provided from operating activities in each of the three years ended 2009, 2008 and 2007 was $28.7 million, $12.3 million, and $32.9 million, respectively.  Cash provided from operating activities increased $16.3 million in 2009 compared with a decrease in cash provided from operating activities of $20.6 million in 2008.  Contributing to the increase in 2009 compared to 2008 were a $7.2 million increase in premium receipts, a $3.1 million decrease in cash benefit payments and a $3.5 million decrease in Federal income tax payments.  Offsetting these items were a $3.9 million decrease in net investment income, a $4.2 million increase in commissions paid and a $5.8 million increase in operating expenses paid. Cash is also affected by fluctuations in the Company’s receivables and payables. Contributing to the increase in cash, receivables increased $1.7 million, accounts payable and accrued expenses increased $3.5 million, income taxes receivable increased $4.9 million and suspense items on ongoing operations increased $1.6 million.  The decrease in 2008 compared with 2007 was largely the result of a $15.3 million decline in net investment income and a $4.4 million increase in cash benefit payments.  These were partially offset by a $6.5 million increase in premium receipts.  Income taxes payable decreased $33.1 million during 2008, largely due to the net loss incurred.  Suspense items on ongoing operations also decreased $1.3 million.  These decreases were partially offset by a $3.7 million increase in accrued investment income, a $1.9 million increase in reinsurance receivables established at the time claims are paid, and a $23.1 million increase in accrued employee and agent benefits. Accrued employee and agent benefits were higher because of the lower return on plan assets in the cash balance pension plan due to market conditions.

Net cash used by investing activities was $69.4 million in 2009, and net cash provided by investing activities was $48.9 million and $84.1 million in 2008 and 2007, respectively. The Company’s new investments in fixed maturity and equity securities were $326.5 million in 2009, compared to $259.4 million during 2008 and $328.3 million during 2007.  New investments in mortgage loans were $59.7 million in 2009, $49.3 million in 2008, and $54.8 million in 2007.  In 2009, $103.6 million was used in the purchase of other investment assets, which consisted of the net purchases of short-term investments. The large increase in short-term investments in 2009 reflects sales of long-term investments which had not been reinvested at year-end. Sales of fixed maturity securities increased $101.3 million in 2009 compared to 2008 from $33.5 million to $134.8 million. During 2009, the Company decreased its net purchases of real estate investments to $21.3 million, down from $30.1 million in 2008, but up from $4.5 million in 2007.  Approximately 15% of the securities portfolio was sold, called or matured in 2009, compared with 12% in 2008 and 14% in 2007.  The Company had $47.5 million in mortgage loan maturities and principal pay downs in 2009, compared with $54.0 million in 2008 and $58.4 million in 2007.  During 2009, the Company had sales of real estate investments of $4.1 million, compared with $30.6 million in 2008 and $22.5 million in 2007.  During these three years, the Company sold several real estate properties which resulted in realized gains.

Net cash provided by financing activities was $36.0 million in 2009, and net cash used in financing activities was $63.7 million in 2008 and $108.8 million in 2007.  The net repayments of notes payable were $2.9 million in 2009, $7.5 million in 2008 and $4.3 million in 2007.  Deposits on policyholder account balances equaled $239.6 million in 2009, $200.5 million in 2008 and $205.8 million in 2007.  Withdrawals on policyholder account balances were $203.0 million in 2009, $240.5 million in 2008 and $294.8 million in 2007.  Deposits net of withdrawals on policyholder account balances were $36.6 million in 2009.  This resulted in a $76.7 million increase in 2009 versus 2008.  The decrease in withdrawals can be attributed to the volatility in the equity markets and is consistent with falling interest rates.  The net disposition of treasury stock totaled $0.3 million in 2009 compared to $16.8 million acquired in 2008 and $4.5 million acquired in 2007.  The net disposition of treasury stock in 2009 reflects net sales from employee benefit plans of $2.6 and $2.3 million of open market purchases under the stock repurchase program. The net acquisition of treasury stock in 2008 reflects purchases from employee benefit plans of $8.5 million and $8.3 million of open market purchases.  Finally, the Company’s stockholder dividends were $12.5 million in both 2009 and 2008 and were $36.4 million in 2007.  During 2007, the Company paid a special, one-time dividend of $2.00 per share in addition to its quarterly dividends.

The above information excludes net proceeds from variable insurance products.  These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Separate Accounts
At December 31, 2009, the Company had $312.8 million in separate account assets.  This was an increase of $54.3 million from $258.6 million at December 31, 2008.  An improvement in investment performance increased separate accounts by $70.1 million in 2009 versus a decrease of $135.3 million in 2008.    Also contributing to the increase in assets, policyholder withdrawals declined from $61.3 million in 2008 to $38.6 million in 2009.  Deposits in separate accounts decreased in 2009 to $35.2 million versus $49.0 million in 2008.  In addition, contract charges were $12.4 million and $14.2 million in 2009 and 2008, respectively.

Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB).  At December 31, 2009, there were no outstanding balances with the FHLB, down from $2.9 million at December 31, 2008.  The decrease was due to net pay downs of $2.9 million in borrowings from FHLB in the first quarter of the year.  At December 31, 2008, the outstanding balance in notes payable was from the FHLB, had maturities of less than one year and was secured by financial assets.

The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines of credit as they come due.

Capital Resources
The Company considers existing capital resources to be more than adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company at December 31.

	2009	2008
Total assets less separate accounts	$ 3,869,418	$ 3,708,526
Total stockholders' equity	628,363	527,107
Ratio of stockholders' equity
to assets less separate accounts	16%	14%

The ratio of equity to assets less separate accounts increased by 2% in 2009.  Stockholders’ equity increased $101.3 million from year-end 2008.  The increase was largely due to increases in unrealized investment gains and positive net income.  Stockholders’ equity per share, or book value, equaled $54.33 for year-end 2009, an 18% increase for the year.

Unrealized gains on available for sale securities, which are included as a component of stockholders’ equity (net of securities gains and losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $0.8 million at December 31, 2009.  This represents an improvement of $83.1 million from the $82.3 million unrealized investment loss position at December 31, 2008.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners.  The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company has defined contribution plans for employees and agents.  Prior to the third quarter of 2009, the Company made contributions to these plans through Company stock.  These transactions were accounted for as purchases and sales of treasury stock.  During the third quarter of 2009, the Company discontinued purchase and sale transactions of the Company’s common stock with employee and agent benefit plans sponsored by the Company.  The Company’s benefit plans instead conduct such transactions in the open market.  Accordingly, the benefit plans purchased 312,648 shares of treasury stock for $9.6 million (2008 – 375,763 for $17.7 million) and sold 526,708 shares of treasury stock for $12.2 million (2008 – 222,687 for $9.2 million).

The stock repurchase program was extended by the Board of Directors through January 2011 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 9% of the shares currently outstanding.  During 2009, the Company purchased 84,173 of its shares under the stock repurchase program for $2.3 million (2008 – 181,661 for $8.2 million).

On January 25, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 10, 2010 to stockholders of record as of February 4, 2010.  On January 26, 2009, the Board of Directors declared a quarterly dividend of $0.27 per share, totaling $3.1 million, which was paid on February 10, 2009 to shareholders of record as of February 5, 2009.

Current legislative activities are not expected to have a significant impact on the ongoing operations of the Company.

Contractual Obligations
The following table summarizes (in millions) the Company’s contractual obligations by due date and expiration date as of December 31, 2009.  Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Borrowings (1)	$ -	$ -	$ -	$ -	$ -
Operating lease obligations (2)	2.5	0.8	1.3	0.3	0.1
Purchase obligations (3)	1.1	1.1	-	-	-
Mortgage loan commitments
and other investments (4)	31.2	15.2	16.0	-	-
Annuity certain contracts (5)	59.4	13.0	20.9	13.7	11.8
Insurance liabilities (6)	2,915.7	268.5	522.5	500.6	1,624.1
Tax contingencies (7)	-	-	-	-	-

Total contractual obligations	$ 3,009.9	$ 298.6	$ 560.7	$ 514.6	$ 1,636.0

(1)	The Company had no outstanding borrowings. Borrowings include short-term debt as described in the previous section – Debt and Short-Term Borrowing.

(2)
The Company leases its mainframe computer and certain related support equipment.  The Company is also a lessee of an office building with a 20-year lease that began in 1989 with two five-year renewal options.  In 1998, the Company assigned the interest in the lease to a third-party for the remainder of the lease period.  The Company’s lease on the office building expired at December 31, 2009.

(3)	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.

(4)
The Company’s mortgage loan commitments provide funding to originate commercial mortgage loans.  Mortgage loan commitments generally do not extend beyond 90 days.  Other investments are primarily commitments to fund affordable housing project obligations and to fund a construction loan.

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

(7)
The contractual obligations reported above exclude the Company’s liability of $6.6 million for unrecognized tax benefits.  The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

Item 6A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds a diversified portfolio of investments that includes cash, bonds, preferred stocks, residential mortgage-backed securities, commercial mortgages and real estate.  Each of these investments is subject, in varying degree, to market risks that can affect their return and their fair value.  A majority of these assets are debt instruments of corporations or U.S. Government Sponsored Enterprises (GSE) and are considered fixed income investments.  Thus, the primary market risks affecting the Company’s portfolio are interest rate risk, credit risk and liquidity risk.

The Company’s investment portfolio moved from a net unrealized loss position in 2008 to a net unrealized gain in 2009.  The change was primarily attributable to improved pricing of financial assets during the twelve months ended December 31, 2009.  The change affected the broad financial markets and resulted in price improvement in virtually every sector.  At year-end, the fair value of the securities portfolio exceeded its book value by $0.2 million.

Interest rate risk arises from the price sensitivity of investments to changes in interest rates.  Coupon and dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments.  The changes in the fair market price of such investments are inversely related to changes in market interest rates.  As interest rates fall, the coupon and dividend streams of existing fixed-rate investments become more valuable and market values rise.  As interest rates rise, the opposite effect occurs.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses sophisticated computer programs to help consider potential changes in the value of the portfolio.  Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $123.9 million loss of fair value for the $2.5 billion securities portfolio.  Conversely, a 100 basis point rate decrease would translate to a $129.0 million increase in fair value.

Market changes rarely follow a linear pattern in one direction for any length of time.  Within any diversified portfolio, an investor will likely find embedded options, both puts and calls, that change the structure of the cash flow stream.  Residential mortgage-backed securities are particularly sensitive to interest rate changes.  As long-term interest rates fall, homeowners become more likely to refinance their mortgage or move up to a larger home, causing a prepayment of the outstanding mortgage principal, which must then be reinvested at a lower rate.  Should interest rates rise suddenly, prepayments expected by investors may decrease, extending the duration of a mortgage pool.  This represents a further interest rate risk to investors.

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

The Company’s investments are also exposed to varying degrees of credit risk.  Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur.  A default by an issuer usually involves some loss of principal to the investor.  Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process.  However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring.  Information about the write-down of investment securities is provided in the table of Realized Investment Gains and Losses, under the section Consolidated Results of Operations in Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company currently holds $137.0 million of foreign bonds.  The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars.  As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity.  At December 31, 2009, the Company had an unrealized investment gain of $0.8 million (net of related taxes, and amounts allocable to policyholder account balances and deferred acquisition costs), compared to an $82.3 million loss at year-end 2008.  This change from a net unrealized loss position to a net unrealized gain position was primarily the result of overall improvement in the market value of investment securities.

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

The Company was not required to invest at levels below minimum guaranteed rates payable to policyholders in 2009 or 2008.  The Company aggregates similar policyholder liabilities into portfolios and then matches specific investments with these liability portfolios.  In 2009 and 2008, all of the Company’s portfolios had investment yields that exceeded the crediting rates on the matched liabilities.  The Company monitors this risk on an ongoing basis.  Should investment rates available in the marketplace fall below the Company’s minimum guaranteed rates, the Company would assess the facts and conditions available at that time and develop an appropriate plan to suit that environment.

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

Expected Cash Flows
The table below details (in millions) the nature of expected cash flows from the securities portfolio, including the cash flows from residential mortgage-backed securities pools, corporate bonds and commercial mortgages. Calls and prepayments represent the principal amount expected to return to the Company.  Total principal equals invested cash scheduled to return in each year, including maturities, calls, sinking funds and prepayments.

						There-	Total	Fair
	2010	2011	2012	2013	2014	after	Principal	Value

Corporate bonds currently callable	$ 19	$ 2	$ 2	-	-	$ 47	$ 70	$ 71
Average interest rate	7.10%	6.10%	6.88%	- %	- %	6.02%	6.34%

Residential mortgage-backed securities and CMOs	52	47	42	41	36	267	485	437
Average interest rate	4.12%	5.67%	5.63%	5.60%	5.58%	5.57%	5.43%

All other securities	129	134	142	157	178	1,186	1,926	1,995
Average interest rate	6.30%	7.38%	6.20%	5.74%	5.67%	5.68%	5.88%

Investment securities	200	183	186	198	214	1,500	2,481	2,503
Average interest rate	5.81%	6.93%	6.08%	5.71%	5.65%	5.67%	5.81%

Mortgages	34	47	34	43	46	257	461	459
Average interest rate	7.16%	6.29%	6.23%	6.23%	6.46%	6.50%	6.48%

Total	$ 234	$ 230	$ 220	$ 241	$ 260	$ 1,757	$ 2,942	$ 2,962
Average interest rate	6.01%	6.80%	6.10%	5.80%	5.80%	5.79%	5.91%

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value
(amortized cost: 2009 - $2,470,516; 2008 - $2,543,674)	$ 2,469,272	$ 2,350,834
Equity securities available for sale, at fair value
(cost: 2009 - $35,405; 2008 - $35,850)	36,876	36,576
Mortgage loans	457,582	445,389
Real estate	114,076	99,576
Policy loans	85,585	88,304
Short-term investments	138,704	35,138
Total investments	3,302,095	3,055,817

Cash	4,981	9,720
Accrued investment income	32,989	33,689
Deferred acquisition costs	209,495	263,756
Value of business acquired	66,114	82,855
Reinsurance receivables	179,365	168,390
Property and equipment	24,393	25,922
Income taxes	8,784	39,628
Other assets	35,145	28,749
Separate account assets	312,824	258,565
Total assets	$ 4,176,185	$ 3,967,091

LIABILITIES
Future policy benefits	$ 866,889	$ 853,456
Policyholder account balances	2,048,828	2,030,656
Policy and contract claims	33,484	34,913
Other policyholder funds	137,847	125,826
Notes payable	-	2,900
Income taxes	21,851	-
Other liabilities	126,099	133,668
Separate account liabilities	312,824	258,565
Total liabilities	3,547,822	3,439,984

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,068	36,281
Retained earnings	757,225	750,600
Accumulated other comprehensive loss	(36,477)	(130,799)
Treasury stock, at cost (2009 - 6,931,589 shares;
2008 - 7,061,476 shares)	(156,574)	(152,096)
Total stockholders' equity	628,363	527,107

Total liabilities and stockholders' equity	$ 4,176,185	$ 3,967,091

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
REVENUES
Insurance revenues:
Premiums	$ 190,799	$ 180,782	$ 175,460
Contract charges	105,716	109,007	111,422
Reinsurance ceded	(54,851)	(53,616)	(54,988)
Total insurance revenues	241,664	236,173	231,894
Investment revenues:
Net investment income	177,428	177,419	190,405
Realized investment gains, excluding
impairment losses	10,979	10,422	9,462
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(37,125)	(62,693)	(4,036)
Portion of impairment losses recognized in
other comprehensive income (loss)	16,070	-	-
Net impairment losses recognized in earnings	(21,055)	(62,693)	(4,036)
Total investment revenues	167,352	125,148	195,831
Other revenues	10,579	13,005	11,499
Total revenues	419,595	374,326	439,224

BENEFITS AND EXPENSES
Policyholder benefits	178,971	178,749	166,458
Interest credited to policyholder account balances	86,713	86,899	91,215
Amortization of deferred acquisition costs
and value of business acquired	39,654	42,084	40,333
Operating expenses	97,805	92,808	88,307
Total benefits and expenses	403,143	400,540	386,313

Income (loss) before income tax expense (benefit)	16,452	(26,214)	52,911

Income tax expense (benefit)	5,720	(9,164)	17,250

NET INCOME (LOSS)	$ 10,732	$ (17,050)	$ 35,661

Comprehensive income (loss), net of taxes:
Change in net unrealized gains and (losses) on
securities available for sale	$ 89,709	$ (89,921)	$ 6,396
Change in benefit plan obligations	11,212	(21,067)	(1,089)
Other comprehensive income (loss)	100,921	(110,988)	5,307
COMPREHENSIVE INCOME (LOSS)	$ 111,653	$ (128,038)	$ 40,968

Basic and diluted earnings per share:
Net income (loss)	$ 0.93	$ (1.47)	$ 3.01

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31
	2009	2008	2007

COMMON STOCK, beginning and end of year	$ 23,121	$ 23,121	$ 23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	36,281	30,244	25,852
Excess of proceeds over cost of treasury stock sold	4,787	6,037	4,392

End of year	41,068	36,281	30,244

RETAINED EARNINGS
Beginning of year	750,600	780,133	780,892
Cummulative effect of change in accounting
principle (See Note 14)	8,399	-	-
Net income (loss)	10,732	(17,050)	35,661
Stockholder dividends of $1.08 per share
(2008 - $1.08; 2007 - $3.08)	(12,506)	(12,483)	(36,420)

End of year	757,225	750,600	780,133

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of year	(130,799)	(19,811)	(25,118)
Cummulative effect of change in accounting
principle (See Note 14)	(6,599)	-	-
Other comprehensive income (loss)	100,921	(110,988)	5,307

End of year	(36,477)	(130,799)	(19,811)

TREASURY STOCK, at cost
Beginning of year	(152,096)	(129,286)	(120,443)
Cost of 396,821 shares acquired
(2008 - 557,424 shares; 2007 - 230,581 shares)	(11,957)	(25,972)	(10,799)
Cost of 526,708 shares sold
(2008 - 222,687 shares; 2007 -140,121 shares)	7,479	3,162	1,956

End of year	(156,574)	(152,096)	(129,286)

TOTAL STOCKHOLDERS' EQUITY	$ 628,363	$ 527,107	$ 684,401

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$ 10,732	$ (17,050)	$ 35,661
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of investment premium	3,838	5,114	6,279
Depreciation	2,919	3,008	3,323
Acquisition costs capitalized	(33,557)	(27,804)	(28,643)
Amortization of deferred acquisition costs	35,575	34,990	31,073
Amortization of value of business acquired	4,664	7,094	9,260
Realized investment (gains) losses	10,076	52,271	(4,060)
Changes in assets and liabilities:
Reinsurance recoverable	(10,975)	(6,050)	(4,109)
Future policy benefits	13,433	1,633	(2,258)
Policyholder account balances	(22,122)	(17,378)	(20,923)
Income taxes payable and deferred	7,944	(31,509)	1,577
Other, net	6,150	8,018	5,717
Net cash provided	28,677	12,337	32,897

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(322,508)	(251,136)	(313,080)
Equity securities	(4,025)	(8,300)	(15,249)
Mortgage loans	(59,650)	(49,273)	(54,816)
Real estate	(21,338)	(30,138)	(4,507)
Other investment assets	(103,566)	-	-
Sales of investments:
Fixed maturity securities	134,810	33,499	168,259
Equity securities	4,781	8,811	4,583
Real estate	4,063	30,613	22,457
Other investment assets	2,719	5,883	7,930
Maturities and principal paydowns of investments:
Fixed maturity securities	247,925	254,950	198,224
Equity securities	-	-	2,806
Mortgage loans	47,458	54,031	58,405
Net dispositions (acquisitions) of property and equipment	(68)	3	(969)
Proceeds from sale of non insurance affiliate	-	-	10,104
Net cash provided (used)	(69,399)	48,943	84,147

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

	Year Ended December 31
	2009	2008	2007

FINANCING ACTIVITIES
Proceeds from borrowings	$ 1,500	$ 100,962	$ 122,830
Repayment of borrowings	(4,400)	(108,462)	(127,130)
Deposits on policyholder account balances	239,642	200,465	205,767
Withdrawals from policyholder account balances	(203,006)	(240,508)	(294,799)
Net transfers from separate accounts	8,566	8,556	11,706
Change in other deposits	5,878	4,525	13,703
Cash dividends to stockholders	(12,506)	(12,483)	(36,420)
Net disposition (acquisition) of treasury stock	309	(16,773)	(4,451)
Net cash provided (used)	35,983	(63,718)	(108,794)

Increase (decrease) in cash	(4,739)	(2,438)	8,250
Cash at beginning of year	9,720	12,158	3,908

Cash at end of year	$ 4,981	$ 9,720	$ 12,158

See accompanying Notes to Consolidated Financial Statements.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Business
Kansas City Life Insurance Company is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity and group products through three life insurance companies.  The consolidated entity (the Company) primarily consists of three life insurance companies.  Kansas City Life Insurance Company (Kansas City Life) is the parent company.  Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

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

Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period.  These estimates are inherently subject to change and actual results could differ from these estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are the fair value of certain invested assets, deferred acquisition costs, value of business acquired, future policy benefits, policy and contract claim liabilities, pension and other postretirement benefits and the valuation allowance on deferred income tax assets.

Business Changes
On January 8, 2007, the Company completed the sale of Generations Bank, its bank subsidiary, after receiving regulatory approval from the Office of Thrift Supervision.  The gain on the sale was $1.9 million and is included in realized investment gains.  The bank subsidiary and the results of operations were not material to the financial statements of the Company and are not disclosed separately.

Significant Accounting Policies
Presented below is a summary of significant accounting policies used by the Company.

Investments
Investment income is recognized when earned.   Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date. Securities available for sale are stated at fair value.  Unrealized gains and losses, net of adjustments to deferred acquisition costs (DAC), value of business acquired (VOBA), policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive loss in stockholders' equity.  Unrealized losses represent the difference between amortized cost and fair value on the valuation date.  The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized.  The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains or losses had been realized and the proceeds reinvested at current market interest rates, which were lower than the then-current effective portfolio rate.

The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and calculations.  At December 31, 2009, approximately 92% of the carrying value of these investments was from external pricing services and 8% was derived from brokers, internal matrices and calculations.  The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued.  Other-than-temporary impairments that are determined to be due to credit are charged against earnings as realized investment losses.  Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method.  See Note 3 – Investments for further details.

Investment income on residential mortgage-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase.  Subsequent revisions in those assumptions are recorded using the retrospective method, except for adjustable rate residential mortgage-backed securities where the prospective method is used.  Under the

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 retrospective method the amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the time of purchase.  Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new effective yield to maturity.  The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.  The Company bases its historical results from individual securities and internal assessments of likely future results for these securities.   These results are based upon validations and comparisons to similar securities provided by third parties such as rating agency analysis.

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

Real estate consists of directly owned investments and real estate joint ventures.  Real estate that is directly owned is carried at depreciated cost.  Real estate joint ventures consist primarily of office buildings, industrial warehouses, unimproved land for future development and low income housing tax credit (LIHTC) investments.  Real estate joint ventures are consolidated when required or are valued at cost, adjusted for the Company’s equity in earnings.

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

The Company monitors the various markets in which its investments are traded.  The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values.  At December 31, 2009, the Company used a second third-party pricing service to validate the fair market values provided by the primary pricing service.  The Company also used the second pricing service to determine the fair value of certain securities for which the primary pricing service was unable to provide.  The Company reviews values received from independent pricing sources for validity.  In addition, the Company tests a limited number of securities from each independent pricing service each reporting period to further validate reliance on the fair values provided.  When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers.  When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors appropriate for the specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors.  The Company creates a matrix of factors from which to calculate an estimable value.  However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to sell the security in the current market.

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded.  This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.  Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost.  The Company prepares a formal review document no less often than quarterly of all investments with greater than 20% declines in fair value for six months or more, investments that have previously been written down and that remain in an unrealized loss position greater than 20% of their value, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.  Relevant facts and circumstances considered include but are not limited to:

•	The current fair value of the security as compared to amortized cost;
•	The credit rating of the security;
•	The extent and the length of time the fair value has been below amortized cost;
•
The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels and income results;

•	Significant management or organizational changes;
•	Significant uncertainty regarding the issuer’s industry;
•	Violation of financial covenants;
•	Consideration of information or evidence that supports timely recovery;
•	The Company’s intent and ability to hold an equity security until it recovers in value;
•
Whether the Company intends to sell a debt security and whether it is not more likely than not that the Company will be required to sell a debt security before recovery of the amortized cost basis; and

•	Other business factors related to the issuer’s industry.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the income statement and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that were determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the income statement.

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

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires significant use of estimates and judgment.  Specifically, the Company performs discounted future cash flow calculations to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors.  The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company may selectively determine, as part of its individual investment assessment process in relation to specific investments that it no longer intends to hold a specific issue to its maturity.  If the Company makes this determination and the fair value is less than the cost basis, an analysis of the fair value of the investment is performed and the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position.  Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

Deferred Acquisition Costs
Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred.  These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product.  Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  These assumptions involve judgment and are compared to actual experience on an ongoing basis.  If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.  There was no DAC unlocking adjustment for the year ended 2009 (2008 – $3.0 million; 2007 – $3.4 million).  Prior year adjustments reduced the amortization of DAC.

DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts.  If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.  No impairment adjustments have been recorded in the years presented. The DAC asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.  The change in DAC from unrealized losses on fixed maturity securities was $(52.1) million for year ended 2009 (2008 - $51.2 million; 2007 – $(0.7) million).

The following table provides information about DAC at December 31.

	2009	2008	2007
Balance at beginning of year	$ 263,756	$ 217,512	$ 220,595
Cumulative effect of change in accounting principle (See Note 14)	(450)	-	-
Capitalization of commissions, sales and issue expenses	33,557	27,804	28,643
Gross amortization	(46,677)	(46,412)	(43,341)
Accrual of interest	11,552	11,422	12,268
Amortization due to realized investment (gains) losses	(177)	2,243	33
Change in DAC due to unrealized investment (gains) losses	(52,066)	51,187	(686)
Balance at end of year	$ 209,495	$ 263,756	$ 217,512

Value of Business Acquired
When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA).  VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.  Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years.  Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience.  Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment.  A VOBA unlocking adjustment was made in the second quarter of 2009, which decreased the amortization of VOBA in the amount of $0.2 million for interest margins (2008 - increase of $0.2 million; 2007 - decrease of $1.1 million).

VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts.  If it is determined from emerging experience that the premium margins or gross profits are insufficient to support the value of VOBA, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.  No impairment adjustments have been recorded in the years presented. The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.  The change in VOBA asset from unrealized losses on fixed maturity securities in 2009 was $(12.4) million (2008 - $15.2 million; 2007 - $0.1 million).

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information about VOBA at December 31.

	2009	2008	2007
Balance at beginning of year	$ 82,855	$ 73,517	$ 82,769
Cumulative effect of change in accounting principle (See Note 14)	(135)	-	-
Gross amortization	(8,644)	(11,704)	(14,545)
Accrual of interest	4,115	4,610	5,285
Amortization due to realized investment (gains) losses	336	1,187	(76)
Change in VOBA due to unrealized investment (gains) losses	(12,413)	15,245	84
Balance at end of year	$ 66,114	$ 82,855	$ 73,517

The accrual of interest for Old American VOBA was calculated at a 13.0% interest rate for the life block and a 7.0% rate for the accident and health block.  In 2009, interest was accrued on the GuideOne acquisition VOBA at the rates of 4.55% on the interest sensitive life block, 4.12% on the deferred annuity block and 5.25% on the traditional life block.  The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion.  The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years, 2010 through 2014, is $7,236, $6,638, $4,537, $4,308, and $3,905, respectively.

Reinsurance
In the normal course of business, the Company cedes risks to other insurers, primarily to protect the Company against adverse fluctuations in mortality experience and for capital management.  Business is reinsured primarily through yearly renewable term and coinsurance agreements.  Under yearly renewable term insurance, the Company pays annual premiums and the reinsurer reimburses claims paid related to this coverage.  Under coinsurance, the reinsurer receives a proportionate share of the premiums less applicable commissions and is liable for a corresponding share of policy benefits.  The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract.  The Company also assumes risks ceded by other companies.

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

Separate Accounts
Separate account assets and liabilities arise from the sale of variable universal life insurance and variable annuity products.  The separate account represents funds segregated for the benefit of certain policyholders who bear the investment risk.  The assets are legally segregated and are not subject to claims which may arise from any other business of the Company.  The separate account assets and liabilities, which are equal, are recorded at fair value based upon net asset value (NAV).  Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Income.  Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees and mortality and risk charges.

The following table provides a reconciliation of activity within separate account liabilities at December 31.
	2009	2008	2007
Balance at beginning of year	$ 258,565	$ 420,393	$ 400,749
Deposits on variable policyholder contracts	35,180	48,994	57,767
Transfers to general account	(7,271)	(11,486)	(2,476)
Investment performance	70,096	(135,280)	33,826
Policyholder benefits	(31,347)	(49,863)	(54,663)
Contract charges	(12,399)	(14,193)	(14,810)
Balance at end of year	$ 312,824	$ 258,565	$ 420,393

The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The current value of variable annuity separate accounts with the GMWB rider was $57.9 million (2008 - $31.1 million) and the guarantee liability was $(1.6) million at

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

December 31, 2009 (2008 - $0.8 million).  The value of the GMWB rider is recorded at fair value.  The change in this value is included in policyholder benefits in the Consolidated Statements of Income.

The total separate account assets were $312.8 million as of December 31, 2009.  Variable universal life and variable annuity assets comprised 29% and 71% of this amount, respectively.  Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities.  The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met.

As of December 31, 2009, separate account balances for variable annuity contracts were $221.7 million.   The total reserve held for variable annuity GMDB was $0.3 million.  Additional information related to the GMDB and related separate account balances and net amount at risk (the amount by which the GMDB exceeds the account balance) as of December 31, 2009 is provided below:

	Separate	Net
	Account	Amount
	Balance	at Risk

Return of net deposits	$ 193,870	$ 8,932
Return of the greater of the highest anniversary
contract value or net deposits	4,580	485
Return of the greater of every fifth year highest
anniversary contract value or net deposits	6,078	593
Return of the greater of net deposits accumulated annually
at 5% or the highest anniversary contract value	17,195	2,995
Total	$ 221,723	$ 13,005

The following table presents the GMDB for the variable annuity incurred and paid death benefits for the three years ended December 31.

	2009	2008	2007
Variable annuity incurred death benefits	$ 5,778	$ 4,426	$ 3,267
Variable annuity paid death benefits	$ 5,899	$ 4,528	$ 2,775

The following table presents the aggregate fair value of assets by major investment asset category supporting the variable annuity separate accounts with guaranteed benefits at December 31.

	2009	2008	2007
Money market	$ 8,358	$ 10,256	$ 9,463
Fixed income	18,066	13,827	18,781
Balanced	51,935	45,089	85,424
International equity	23,540	17,258	29,733
Intermediate equity	63,083	50,389	72,910
Aggressive equity	56,741	45,495	78,861
Total	$ 221,723	$ 182,314	$ 295,172

Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, annuities and accident and health insurance.  Generally, amounts are payable over an extended period of time.  Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals.  These estimates include provisions for experience less favorable than initially expected.  Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables.  The 2001 VBT and the 1975-1980 Select and Ultimate Basic Table serve as the bases for most mortality assumptions.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are computed by calculating an actuarial present value of future policy benefits, based upon estimates for investment yields and mortality at the time of issue.

Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported.  These liabilities are estimated using actuarial analyses and case basis evaluations that are based upon past claims experience, claim trends and industry experience.

The following table provides detail about future policy benefits at December 31.

	2009	2008
Life insurance	$ 617,247	$ 620,136
Immediate annuities and supplementary
contracts with life contingencies	201,554	192,212
Total	818,801	812,348
Accident and health insurance	48,088	41,108

Total future policy benefits	$ 866,889	$ 853,456

Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts.  Liabilities for these policyholder account balances are included without reduction for potential surrender charges and deferred front-end contract charges.  The account balances for universal life contracts are equal to cumulative premiums, less contract charges and withdrawals, plus interest credited.  The account balances for fixed deferred annuities and investment-type contracts are equal to the cumulative deposits, less any applicable contract charges and withdrawals, plus interest credited.  Front-end contract charges are deferred and amortized over the term of the policies.  Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.  Interest on policyholder account balances is credited as earned.

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 3.00% to 5.50% in 2009 (2008 – 3.00% to 5.50%; 2007 – 3.00% to 5.50%).

The following table provides detail about policyholder account balances at December 31.

	2009	2008
Universal life insurance	$ 989,929	$ 1,013,172
Fixed deferred annuities	999,500	956,216
Other	59,399	61,268
Policyholder account balances	$ 2,048,828	$ 2,030,656

Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due.  Premiums on accident and health insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided.  A reserve is provided for the portion of premiums written which relate to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances.  Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided.  The cash flows from deposits are credited to policyholder account balances.  Deposits are not recorded as revenue.  Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received.  Premiums and deposits are subdivided into two categories: new and renewal.  New premiums and deposits are measures of sales or new business production.  Renewal premiums and deposits occur as continuing business from existing customers.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized.  The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible.  Deferred income taxes include future deductible differences relating to unrealized losses on investment securities.  The Company evaluates the character and timing of unrealized gains and losses to determine whether sufficient future taxable amounts are sufficient to offset future deductible amounts.  A valuation allowance against deferred income tax assets may be required if future taxable income of the correct character is not expected.

The Company and its subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes the change in unrealized investment gains or losses on securities available for sale (net of reclassification adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, taxes and policyholder account balances.  Other comprehensive income (loss) also includes deferred income taxes on these items.  In addition, the Company recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligation, on the balance sheet.  Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income (loss) net of income taxes.

Income (Loss) Per Share
Due to the Company's capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during 2009 was 11,550,016 shares (2008 – 11,568,635 shares; 2007 – 11,836,213 shares). The number of shares outstanding at year-end 2009 was 11,565,091 (2008 – 11,435,204).

Participating Policies
The Company has some insurance contracts where the policyholder is entitled to share in the earnings through dividends that reflect the difference between the premium charged and the actual experience.  Participating business at year-end 2009 approximated 4% of statutory premiums and 5% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued.  Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

New Accounting Pronouncements
In September 2005, guidance was issued for accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts.  Internal replacement is defined as a modification in product benefits, features, rights, or coverage that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  This guidance became effective for internal replacements occurring in fiscal years beginning after December 31, 2006.  The Company adopted this guidance on January 1, 2007 with no material impact to the consolidated financial statements.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In June 2006, the FASB issued guidance regarding accounting for uncertainty in income taxes.  This guidance addresses whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are resolved with the appropriate taxing authority.  This guidance was adopted on January 1, 2007, with no material impact to the consolidated financial statements.

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

In December 2008, the FASB issued new guidance regarding employers’ disclosures about postretirement benefit plan assets. It requires entities to provide disclosures about employer’s defined benefit plans and other post retirement plans that would help users of the financial statements understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. This guidance became effective for financial statements issued for fiscal years ending after December 15, 2009.  The Company adopted this guidance on January 1, 2009 with no material impact to the consolidated financial statements.

In April 2009, the FASB issued new guidance to clarify fair valuation in inactive markets and includes all assets and liabilities subject to fair valuation measurements.  Enhanced disclosures related to the fair value of assets and liabilities became required.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009 with no material impact to the consolidated financial statements.

In April 2009, the FASB issued new guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired.  The guidance requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establish accounting treatment for each aspect, in current and subsequent periods.  Retroactive application became required to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009.  For additional information pertaining to this guidance, please see Note 14 – Accumulated Effect of Change in Accounting Principle.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In April 2009, the FASB issued new guidance to expand the fair value disclosures required for financial instruments for interim periods.  The guidance also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009 with no material impact to the consolidated financial statements.

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

In June 2009, the FASB issued new guidance to improve the information that a reporting entity provides in its financial reports related to a transfer of financial assets.  It addresses the effects of a transfer on financial position, financial performance, cash flows and a transferor’s continuing involvement in transferred financial assets.  In addition, this guidance also eliminates the concept of a qualifying special-purpose entity.  This guidance became effective for interim and annual accounting periods beginning after November 15, 2009.  The Company adopted it on January 1, 2010 with no material impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs).  This guidance changes the approach to determining a VIE’s primary beneficiary and requires companies to continuously reassess whether investments in VIEs must be consolidated.  This guidance became effective for interim and annual accounting periods beginning after November 15, 2009.  The Company adopted it on January 1, 2010 with no material impact to the consolidated financial statements.

In June 2009, the FASB issued new guidance to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  This guidance replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued during 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

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

Determination of Fair Value
The Company bases fair values on the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values.  At December 31, 2009, the Company used a second independent third-party pricing service to validate the fair market values provided by the primary pricing service.  The Company also used the second pricing service to determine the fair value of certain securities for which the primary pricing service was unable to provide.

The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the pricing services. In the event a price is not available from the third-party pricing services, the Company pursues external pricing from brokers.  Generally, the Company pursues and utilizes only one broker quote per security.  In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.  If a broker price is not available, the Company determines a carrying value through various valuation techniques that include using option pricing models, discounted cash flows, spread-based models or similar techniques depending upon the specific security to be priced.  These techniques are primarily applied to private placement securities.  The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

The Company performs an analysis on the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value.  The Company corroborates and validates the pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third-party pricing service methodologies, back testing and comparison of prices to actual trades for specific securities where observable data exists.  In addition, the Company analyzes the third-party pricing services’ methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy.

The Company owned six issues of similar securities for which values were not provided from either of the Company’s pricing services as of December 31, 2009.  The Company received quoted prices from brokers for two of these securities and a documented market transaction price for a third.  The Company utilized the mid-point of these prices to determine the fair value of the remaining three similar securities.

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

The Company’s own estimates of fair value are derived in a number of ways including, but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities, incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) observable market prices and exchange transaction information not provided by external pricing services; 6) statement values provided to the Company by fund managers; and 7) option pricing models.

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

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company introduced a GMWB rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The value of variable annuity separate accounts with the GMWB rider was $57.9 million (2008 - $31.1 million) and the guarantee liability was $(1.6) million at December 31, 2009 (2008 - $0.8 million).  The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  Fair value for GMWB rider contracts results in a Level 3 valuation, as it is based on models which utilize significant unobservable inputs.  These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Notes Payable
The Company had no short term borrowings at December 31, 2009.  All of the amounts included within Notes Payable were in short-term borrowings at December 31, 2008.  The carrying amount of these borrowings was a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities.  Please see Note 5 - Notes Payable for an explanation of the terms of the debt outstanding.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	December 31, 2009
Assets:	Level 1	Level 2	Level 3	Total
Bonds:
U.S. Treasury securities and
obligations of U.S. Government	$ 9,939	$ 97,723	$ 14,275	$ 121,937
Federal agencies 1	-	28,321	-	28,321
Federal agency issued
residential mortgage-backed securities 1	-	172,515	-	172,515
Subtotal	9,939	298,559	14,275	322,773
Corporate obligations:
Industrial	-	412,292	3,654	415,946
Energy	-	200,340	-	200,340
Technology	-	40,864	-	40,864
Communications	-	86,264	-	86,264
Financial	-	361,768	2,840	364,608
Consumer	-	284,910	22,596	307,506
Public utilities	-	287,687	-	287,687
Subtotal	-	1,674,125	29,090	1,703,215
Corporate private-labeled residential
mortgage-backed securities	-	200,002	-	200,002
Other	-	220,572	9,109	229,681
Redeemable preferred stocks	13,601	-	-	13,601
Subtotal	23,540	2,393,258	52,474	2,469,272
Equity securities	3,400	27,427	6,049	36,876
Total	$ 26,940	$ 2,420,685	$ 58,523	$ 2,506,148

	1%	97%	2%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$ -	$ -	$ (1,642)	$ (1,642)
Total	$ -	$ -	$ (1,642)	$ (1,642)

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2008
Assets:	Level 1	Level 2	Level 3	Total
Bonds:
U.S. Treasury securities and
obligations of U.S. Government	$ 10,943	$ 70,068	$ 6,045	$ 87,056
Federal agencies 1	-	76,209	-	76,209
Federal agency issued
residential mortgage-backed securities 1	-	200,127	358	200,485
Subtotal	10,943	346,404	6,403	363,750
Corporate obligations:
Industrial	-	336,562	32,151	368,713
Energy	-	189,740	-	189,740
Technology	-	35,317	-	35,317
Communications	-	64,514	1,543	66,057
Financial	-	337,441	8,123	345,564
Consumer	-	252,066	27,809	279,875
Public utilities	-	254,200	1,424	255,624
Subtotal	-	1,469,840	71,050	1,540,890
Corporate private-labeled residential
mortgage-backed securities	-	219,700	-	219,700
Other	-	192,454	12,046	204,500
Redeemable preferred stocks	12,042	9,952	-	21,994
Subtotal	22,985	2,238,350	89,499	2,350,834
Equity securities	5,395	26,040	5,141	36,576
Total	$ 28,380	$ 2,264,390	$ 94,640	$ 2,387,410

	1%	95%	4%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$ -	$ -	$ 755	$ 755
Total	$ -	$ -	$ 755	$ 755

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$ 23,540	$ 2,277,303	$ -	$ 2,300,843
Priced from independent broker quotations	-	111,587	-	111,587
Priced from internal matrices and calculations	-	4,368	52,474	56,842
Subtotal	23,540	2,393,258	52,474	2,469,272
Equity securities available for sale:
Priced from external pricing services	3,400	2,407	-	5,807
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,020	6,049	31,069
Subtotal	3,400	27,427	6,049	36,876
Total	$ 26,940	$ 2,420,685	$ 58,523	$ 2,506,148
Percent of total	1%	97%	2%	100%

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

2009
Ending
	Beginning		Included in			Balance
	Balance as	Included	Other	Purchases	Net	as of	Net Unrealized
	of December 31,	in	Comprehensive	and	Transfers	December 31,	Gains (Losses) at
	2008	Earnings	Income (Loss)	Dispositions	in (out)	2009	December 31, 2009
Assets:
Fixed maturities available
for sale	$ 89,499	$ (1,172)	$ 3,100	$ (1,985)	$ (36,968)	$ 52,474	$ 2,533
Equity securities available
for sale	5,141	-	229	(129)	808	6,049	228
Total	$ 94,640	$ (1,172)	$ 3,329	$ (2,114)	$ (36,160)	$ 58,523	$ 2,761

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$ 755	$ (2,452)	$ -	$ 55	$ -	$ (1,642)	$ -

2008
Ending
	Beginning		Included in			Balance
	Balance as	Included	Other	Purchases	Net	as of	Net Unrealized
	of December 31,	in	Comprehensive	and	Transfers	December 31,	Gains (Losses) at
	2007	Earnings	Income (Loss)	Dispositions	in (out)	2008	December 31, 2008
Assets:
Fixed maturities available
for sale	$ 127,576	$ 392	$ (8,682)	$ (29,442)	$ (345)	$ 89,499	$ (7,892)
Equity securities available
for sale	1,148	-	-	(304)	4,297	5,141	-
Total	$ 128,724	$ 392	$ (8,682)	$ (29,746)	$ 3,952	$ 94,640	$ (7,892)

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$ 58	$ (122)	$ -	$ 819	$ -	$ 755	$ -

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

The roll forward of Level 3 liabilities begins with the prior period balance and adjusts for the realized gains or losses that occurred during the current period.  These realized gains or losses are reflected as policyholder benefits in the Consolidated Statements of Income.  Issuances, or new sales, are then added and settlements are subtracted.  The ending balance represents the current fair value of liabilities which are designated as Level 3.  The guaranteed minimum withdrawal benefits balance totaled $0.8 million at December 31, 2008.  This balance decreased in value by $2.4 million during 2009, largely due to favorable returns in the capital markets.

The Company had $4.1 million transfers into Level 3 and $40.2 million transfers out of Level 3 for the year ended December 31, 2009.  The Company did not exclude any realized or unrealized gain or losses on items transferred into Level 3.  Transfers into Level 3 occur when the Company, it its opinion, cannot obtain a fair value that it believes is a Level 1 or Level 2 fair value.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2009.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$ 118,284	$ 4,674	$ 1,021	$ 121,937
Federal agencies 1	27,640	681	-	28,321
Federal agency issued
residential mortgage-backed securities 1	165,350	7,220	55	172,515
Subtotal	311,274	12,575	1,076	322,773
Corporate obligations:
Industrial	400,775	17,773	2,602	415,946
Energy	190,836	10,703	1,199	200,340
Technology	39,358	1,919	413	40,864
Communications	84,146	3,492	1,374	86,264
Financial	371,179	9,247	15,818	364,608
Consumer	294,732	15,210	2,436	307,506
Public utilities	273,796	16,012	2,121	287,687
Total corporate obligations	1,654,822	74,356	25,963	1,703,215
Corporate private-labeled residential
mortgage-backed securities	242,545	387	42,930	200,002
Other	247,009	4,349	21,677	229,681
Redeemable preferred stocks	14,866	98	1,363	13,601
Fixed maturity securities	2,470,516	91,765	93,009	2,469,272
Equity securities	35,405	1,657	186	36,876
Total	$ 2,505,921	$ 93,422	$ 93,195	$ 2,506,148

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides amortized cost and fair value for securities by asset class at December 31, 2008.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$ 83,937	$ 3,518	$ 399	$ 87,056
Federal agencies 1	72,135	4,074	-	76,209
Federal agency issued
residential mortgage-backed securities 1	197,713	3,407	635	200,485
Subtotal	353,785	10,999	1,034	363,750
Corporate obligations:
Industrial	389,580	6,501	27,368	368,713
Energy	201,172	4,261	15,693	189,740
Technology	37,264	1,109	3,056	35,317
Communications	73,035	699	7,677	66,057
Financial	387,927	3,430	45,793	345,564
Consumer	302,433	4,900	27,458	279,875
Public utilities	260,529	6,013	10,918	255,624
Total corporate obligations	1,651,940	26,913	137,963	1,540,890
Corporate private-labeled residential
mortgage-backed securities	272,405	90	52,795	219,700
Other	241,172	545	37,217	204,500
Redeemable preferred stocks	24,372	52	2,430	21,994
Fixed maturity securities	2,543,674	38,599	231,439	2,350,834
Equity securities	35,850	1,143	417	36,576
Total	$ 2,579,524	$ 39,742	$ 231,856	$ 2,387,410

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The table below is a summary of fair value estimates as of December 31, 2009 and December 31, 2008 for financial instruments.  The Company has not included assets and liabilities that are not financial instruments in this disclosure.  The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investments:
Fixed maturities available for sale	$ 2,469,272	$ 2,469,272	$ 2,350,834	$ 2,350,834
Equity securities available for sale	36,876	36,876	36,576	36,576
Mortgage loans	457,582	456,819	445,389	449,228
Policy loans	85,585	85,585	88,304	88,304
Cash and short-term investments	143,685	143,685	44,858	44,858

Liabilities:
Individual and group annuities	999,500	977,573	956,216	938,023
Notes payable	-	-	2,900	2,900
Supplementary contracts without
life contingencies	59,399	57,023	61,268	54,327

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. INVESTMENTS

Investment Revenues
The following table provides investment revenues by major category for the years ended December 31.

	2009	2008	2007
Net investment income:
Fixed maturity securities	$ 143,514	$ 147,600	$ 150,594
Equity securities	2,822	(2,599)	3,516
Mortgage loans	29,361	29,735	31,292
Real estate	5,673	5,678	5,909
Policy loans	5,897	6,210	6,230
Short-term investments	272	1,043	3,716
Other	436	673	775
	187,975	188,340	202,032
Less investment expenses	(10,547)	(10,921)	(11,627)
	$ 177,428	$ 177,419	$ 190,405

The following table provides realized investment gains (losses) and net impairment losses by major category for the years ended December 31.  Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2009	2008	2007
Realized investment gains (losses):
Fixed maturity securities	$ (9,685)	$ (50,682)	$ (3,294)
Equity securities	903	(10,173)	1,645
Real estate	(1,453)	5,154	7,118
	(10,235)	(55,701)	5,469
Amortization of DAC and VOBA	159	3,430	(43)
	$ (10,076)	$ (52,271)	$ 5,426

Unrealized Gains and Losses
The following table provides the net unrealized gains (losses) reported in accumulated other comprehensive income (loss) on the Company’s investments in securities available for sale, at December 31.

	2009	2008	2007

Net unrealized gains (losses)	$ 227	$ (192,114)	$ 13,208
Amounts resulting from:
DAC and VOBA	1,055	65,534	(898)
Policyholder account balances	-	-	(548)
Deferred income taxes	(449)	44,303	(4,117)

	$ 833	$ (82,277)	$ 7,645

The following table provides the change in the net unrealized gains (losses) reported in other comprehensive income.

	2009	2008	2007
Change in net unrealized
gains (losses) during the year:
Fixed maturity securities	$ 82,208	$ (89,106)	$ 6,958
Equity securities	902	(815)	(562)

	$ 83,110	$ (89,921)	$ 6,396

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides a rollforward of credit losses recognized in earnings for the year ending December 31, 2009.

Credit losses on securities held at beginning of year in other
comprehensive income (loss)	$ 5,713
Additions for credit losses not previously recognized in other-than-
temporary impairment	6,500
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	844
Reductions for securities sold during the period (realized)	(4,469)
Reductions for securities previously recognized in other
comprehensive income (loss) because of intent to sell
the security before recovery of its amortized cost basis	-
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	(409)
Credit losses on securities held at the end of year in other
comprehensive income (loss)	$ 8,179

During 2009, net impairment losses of $18.9 million were due to other-than-temporarily impaired write-downs of investments securities, compared to $62.7 million in 2008.  In the fourth quarter of 2009, the Company experienced $1.9 million of net impairment losses on of the Company’s real estate joint ventures, specifically attributable to two investments in affordable housing funds.  The Company is a limited partner in several joint ventures whose underlying investments are in affordable housing properties.  These properties generate federal and/or state tax credits and have a residual value in the properties that requires the funds to operate as a real estate joint venture investment.  In one property fund, an impairment of $1.6 million resulted from the transfer of the residual interest in certain properties in exchange for contingent future benefits.  An additional impairment of $0.3 million was recorded due to the foreclosure of certain properties in a second property fund.  The Company also wrote down two affordable housing investments by $0.3 million when it determined that there were no remaining future benefits expected from these investments.

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2009 resulted in the determination that eight fixed-maturity issuers (nine securities) had other-than-temporary impairments and were written down by a combined $6.5 million due to credit impairments.  The aggregate impairment for these securities was $6.7 million, and $0.2 million of this amount was determined to be non-credit and was recognized in other comprehensive income (loss).

Following is a description of the securities that were written down during the fourth quarter of 2009:

•
Five securities were residential mortgage-backed securities that were written down by a total of $0.2 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Two of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was from a company that provides custom-tailored financing to private and corporate owners of real estate nationwide and was written down $0.5 million.  During the second quarter of 2009, the Company accepted an offer from this company to exchange this security for a security with a longer-dated maturity with an enhanced second lien priority in the capital structure.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
One security was from a trucking company that was written down $0.6 million.  As the trucking industry is highly correlated with the general economy, this company had experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.  This security had been written down in a previous period.  This security was sold during the fourth quarter of 2009.

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $5.2 million.  These issuers had also experienced declines in value related to the mortgage credit crisis,

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

including significant and continuing reductions in capital and liquidity positions. These securities were sold during the fourth quarter of 2009.

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

Following is a description of the securities that were written down during the third quarter of 2009:

•
Four securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.3 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  Three of these securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

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

Following is a description of the securities that were written down during the second quarter of 2009:

•
Three securities (from two issuers) were residential mortgage-backed securities that were written down by a total of $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.  These securities had been previously written down due to reduced projected cash flows from the underlying securitizations.

•
One security was a collateralized debt obligation (CDO) that was written down $0.2 million.  This security had been impacted by the rapid rise in delinquencies and foreclosures in the subprime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling had caused extreme declines in market valuations, regardless of individual security performance.  This security had been written down in previous periods.

•
One security from a print media company that filed for bankruptcy protection in 2008 and was under reorganization was written down $1.0 million.  The print media industry is highly cyclical and has experienced weakened consumer demand and competition from electronic media.  This security had been previously written down.

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

•
One security was from a trucking company that was written down $1.6 million.  As the trucking industry is highly correlated with the general economy, this company had experienced a reduction in shipping volume as a result of the recession.  This company renegotiated its credit facilities in the first quarter of 2009, but new covenants placed significant requirements on the issuer.  These restrictions, combined with the need to retire longer-term debt, placed additional stress on cash resources and led to indications of continued weakening performance that the Company believed to be other-than-temporary.

•
One security was from a company that develops, manufactures and markets imaging products that was written down $1.2 million.   This company’s past emphasis was in traditional film, which has been largely surpassed by digital photography.  The decline in the economy had negatively affected sales, as the consumer photography industry is a discretionary item.  The company’s declining revenues and liquidity position led to the other-than-temporary impairment.

•
Two securities (from one issuer) were residential mortgage-backed securities that were written down by a total of $0.6 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the securities and created an other-than-temporary impairment.

•
One security was a residential mortgage-backed security that was written down $0.1 million.  The significant decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused the Company’s cash flow projections to be less than the amortized cost of the security and created an other-than-temporary impairment.

•	One security was written down $1.0 million as the Company accepted a tender offer on the Company’s holdings from an issuer during the second quarter of 2009.

The Company’s analysis of securities for the quarter ended December 31, 2008 resulted in the determination that 16 securities (14 issuers) had other-than-temporary impairments and were written down by a combined $20.0 million.

Following is a description of the securities that were written down during the fourth quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $0.4 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

•
Two securities were written down by $3.1 million, primarily as a result of declines in price and rating agency downgrades on debt issues from issuers that completed leveraged buyout transactions during 2008.  One of these securities was subsequently sold during the fourth quarter of 2008.

•
Three securities were CDOs that were written down by a total of $5.3 million.  These securities were impacted by the rapid rise in delinquencies and foreclosures in the sub-prime and Alt-A mortgage markets, along with a decline in the fair value of securities issued by financial institutions.  Ongoing CDO liquidations and investor selling caused extreme declines in market valuations, regardless of individual security performance.

•
Two securities were written down by $1.9 million due to a decline in price that had persisted for a period longer than the Company considered temporary.  One of these securities was subsequently sold during the fourth quarter of 2008.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•
One security was from an originator of residential prime, Alt-A and subprime mortgages that was written down $4.2 million.  The significant decline in the subprime and non-conforming mortgage markets resulted in a reduction in value for this security.

•
One security was from an issuer that designs, manufactures and services cars and trucks and provides vehicle-related financing, leasing and insurance was written down $1.2 million, largely resulting from the decline in the U.S. automotive industry.

•
One security that is a financial services company involved in automotive and real estate financing and mortgage lending was written down by $0.6 million and subsequently sold during the fourth quarter of 2008.

•
Four securities (two issuers) were perpetual preferred securities that were written down $3.3 million.  These securities had been negatively impacted by the housing and mortgage credit crisis and have received TARP (Troubled Assets Relief Program) funds.

The Company’s analysis of securities for the quarter ended September 30, 2008 resulted in the determination that ten fixed-maturity issuers (twelve specific securities) had other-than-temporary impairments and were written down by a combined $32.5 million in the third quarter.

Following is a description of the securities that were written down during the third quarter of 2008:

•
Two of the securities were preferred stocks of government-sponsored agencies that were written down by a total of $6.5 million.  These entities buy and hold mortgages and issue and sell guaranteed residential mortgage-backed securities to facilitate housing ownership.  They are now operated in conservatorship by the U.S. government and their existing common and preferred stock securities are severely diluted.  Dividend payments were suspended, driving the fair value of these securities down.

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

•
Two securities, one issuer a parent organization of the other, were from financial guarantee insurance companies that provide credit enhancement for bond issuers as well as investment management services and were written down by a total of $4.9 million.  These issuers had also experienced declines in value related to the mortgage credit crisis and had been downgraded to a negative outlook.

•
One security was from a supplier of auto parts for light trucks and sport-utility vehicles.  The deteriorating truck and sport-utility vehicle markets of the auto industry, combined with the sharp decline in value and recent ratings declines, resulted in a $2.1 million write-down.

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

•
One security was from a bank holding company that had recently filed for bankruptcy.  This holding company was the parent of a large nationwide bank that was recently taken over by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver.  As a result of the bankruptcy filing, this security was written down $0.8 million.

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

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

been written down previously, and the other two securities were below cost by 20% or more for at least six consecutive months.
•
Two securities were CDOs and were written down by $2.8 million, primarily due to price declines that had persisted for periods longer than the Company considered temporary.  Both securities were below cost by 20% or more for at least six consecutive months.

•
One security was written down by $3.3 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary, rating agency downgrades and a debt restructuring during the quarter.

•
One security was written down by $0.8 million due to a combination of a decline in price that had persisted for a period longer than the Company considered temporary and a further deterioration in fair value during the second quarter of 2008.

No other-than-temporary impairments were identified during the first quarter of 2008.

The Company’s analysis of fixed maturity securities for the quarter ended December 31, 2007 resulted in the determination that two securities had other-than-temporary declines which were written down by $4.0 million.

Following is a description of the securities that were written down during the fourth quarter of 2007:

•
One security was below cost by 20% or more for more than six consecutive months and was the subject of a recent leveraged buyout that was finalized during the fourth quarter of 2007, which greatly increased the debt level of the company.  Accordingly, the Company wrote down this security $3.3 million at year-end 2007.

•
One security filed for Chapter 11 protection and indicated that it would not be able to fully meet all of the obligations of its borrowings.  The Company recognized an other-than-temporary impairment on this security at year-end 2006 of $1.1 million.  As a result of this new action, the Company recognized an additional $0.7 million impairment in 2007.  At December 31, 2006, this security was below cost by 20% or more for more than twelve consecutive months.  It was in a highly competitive and cyclical industry that was experiencing weakened demand and overcapacity.  Capital expenditures for equipment upgrades were exceeding cash generation.

No other-than-temporary impairments were identified during the first, second and third quarters of 2007.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments for sale, as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 30,616	$ 913	$ 3,040	$ 108	$ 33,656	$ 1,021
Federal agency issued
residential mortgage-backed securities 1	1,363	4	6,191	51	7,554	55
Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121
Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363
Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009
Equity securities	-	-	1,986	186	1,986	186
Total	$ 242,655	$ 7,171	$ 571,794	$ 86,024	$ 814,449	$ 93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 1,591	$ 260	$ 5,213	$ 139	$ 6,804	$ 399
Federal agency issued
residential mortgage-backed securities 1	28,933	419	25,404	216	54,337	635
Subtotal	30,524	679	30,617	355	61,141	1,034
Corporate obligations:
Industrial	152,873	11,301	72,964	16,067	225,837	27,368
Energy	104,230	12,571	17,098	3,122	121,328	15,693
Technology	5,828	1,352	6,975	1,704	12,803	3,056
Communications	27,885	3,584	17,674	4,093	45,559	7,677
Financial	171,513	18,408	94,853	27,385	266,366	45,793
Consumer	124,295	14,605	62,311	12,853	186,606	27,458
Public utilities	124,053	8,339	15,021	2,579	139,074	10,918
Total corporate obligations	710,677	70,160	286,896	67,803	997,573	137,963
Corporate private-labeled residential
mortgage-backed securities	114,480	15,261	90,001	37,534	204,481	52,795
Other	125,491	16,342	58,344	20,875	183,835	37,217
Redeemable preferred stocks	9,786	1,237	3,938	1,193	13,724	2,430
Fixed maturity securities	990,958	103,679	469,796	127,760	1,460,754	231,439
Equity securities	-	-	1,755	417	1,755	417
Total	$ 990,958	$ 103,679	$ 471,551	$ 128,177	$ 1,462,509	$ 231,856

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

 As of December 31, 2009, the Company had gross unrealized losses of $93.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $814.4 million. As of December 31, 2008, the Company had gross unrealized losses of $231.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.5 billion.  The decrease in unrealized losses was primarily attributable to improved pricing of financial assets during the twelve months ended December 31, 2009.  These changes affected the broad financial markets and resulted in price improvements in virtually every sector.  At December 31, 2009, approximately 8% of the gross unrealized losses were attributable to securities having gross unrealized losses of less than 12 months.  This compares to approximately 45% at December 31, 2008.  At December 31, 2009, unrealized losses on investments available for sale were primarily due to $42.9 million in unrealized losses on corporate private-labeled residential mortgage-backed securities.  In addition, unrealized losses on corporate securities totaled $26.0 million.  Based, in part, by the Company’s assessment of expected credit losses of the securities given the performance of the underlying collateral compared to the credit enhancement, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2009.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2008, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	293 security issues representing 61% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	65 security issues representing 13% of the issues with unrealized losses, including 88% being rated as investment grade, were below cost for one year or more and less than three years; and
•	125 security issues representing 26% of the issues with unrealized losses, including 92% being rated as investment grade, were below cost for three years or more.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of December 31, 2009 and December 31, 2008.
	December 31, 2009
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$ 633,514	$ 608,280	$ 25,234
Unrealized losses of 20% or less and greater than 10%	109,379	94,348	15,031
Subtotal	742,893	702,628	40,265
Unrealized losses greater than 20%:
Investment grade
Less than six months	13,125	9,821	3,304
Six months or more and less than twelve months	25,413	19,627	5,786
Twelve months or greater	34,906	22,225	12,681
Total investment grade	73,444	51,673	21,771
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	4,654	2,954	1,700
Twelve months or greater	15,139	11,139	4,000
Total below investment grade	19,793	14,093	5,700
Unrealized losses greater than 20%	93,237	65,766	27,471
Subtotal	$ 836,130	$ 768,394	$ 67,736

Securities owned with realized impairment:
Unrealized losses of 10% or less	$ 4,850	$ 4,634	$ 216
Unrealized losses of 20% or less and greater than 10%	10,594	8,720	1,874
Subtotal	15,444	13,354	2,090
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	17,937	12,298	5,639
Total investment grade	17,937	12,298	5,639
Below investment grade
Less than six months	514	362	152
Six months or more and less than twelve months	5,859	3,944	1,915
Twelve months or greater	31,760	16,097	15,663
Total below investment grade	38,133	20,403	17,730
Unrealized losses greater than 20%	56,070	32,701	23,369
Subtotal	$ 71,514	$ 46,055	$ 25,459
Total unrealized losses	$ 907,644	$ 814,449	$ 93,195

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2008
			Gross
	Amortized	Fair	Unrealized
Securities owned without realized impairment:	Cost	Value	Losses
Unrealized losses of 10% or less	$ 891,477	$ 847,458	$ 44,019
Unrealized losses of 20% or less and greater than 10%	397,403	339,664	57,739
Subtotal	1,288,880	1,187,122	101,758
Unrealized losses greater than 20%:
Investment grade
Less than six months	296,683	207,314	89,369
Six months or more and less than twelve months	46,194	28,918	17,276
Twelve months or greater	-	-	-
Total investment grade	342,877	236,232	106,645
Below investment grade
Less than six months	45,346	27,269	18,077
Six months or more and less than twelve months	4,547	2,098	2,449
Twelve months or greater	-	-	-
Total below investment grade	49,893	29,367	20,526
Unrealized losses greater than 20%	392,770	265,599	127,171
Subtotal	$ 1,681,650	$ 1,452,721	$ 228,929

Securities owned with realized impairment:
Unrealized losses of 10% or less	$ -	$ -	$ -
Unrealized losses of 20% or less and greater than 10%	5,676	4,725	951
Subtotal	5,676	4,725	951
Unrealized losses greater than 20%:
Investment grade
Less than six months	6,476	4,635	1,841
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	6,476	4,635	1,841
Below investment grade
Less than six months	563	428	135
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total below investment grade	563	428	135
Unrealized losses greater than 20%	7,039	5,063	1,976
Subtotal	$ 12,715	$ 9,788	$ 2,927
Total unrealized losses	$ 1,694,365	$ 1,462,509	$ 231,856

Total unrealized losses on the Company’s investments in securities available for sale at December 31, 2009 were $93.2 million.  The Company segments these unrealized losses into those on which other-than-temporary impairments have been recorded and those that have not been previously written down.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  Total securities owned without other-than-temporary impairment equaled 73% of total unrealized losses.  These securities are further segmented into three primary categories.  The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $25.2 million or 37% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  The second category reflects total unrealized losses of 20% or less and greater than 10%.  This category totaled $15.0 million or 22% of the total unrealized losses without other-than-temporary impairments.  The third category includes total unrealized losses greater than 20%.  This category totaled $27.5 million or 41% of the total securities without other-than-temporary impairments.

All securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade.  Securities in the investment grade category had $21.8 million in unrealized losses, while securities rated below investment grade had $5.7 million in unrealized losses at December 31, 2009.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold.  Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $3.3 million and $5.8 million for less than six months and six or more and less than twelve-month periods, respectively, at December 31, 2009.  The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $12.7 million.  The Company had below investment grade securities with unrealized losses of greater than 20% for six months or more and less than twelve months that totaled $1.7 million at December 31, 2009.  Below investment grade securities with unrealized losses greater than 20% for twelve months or greater totaled $4.0 million.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have been recorded as of December 31, 2009.  Total unrealized losses of 20% or less and greater than 10% were $1.9 million or 7% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% were $23.4 million or 92% of the total securities with other-than-temporary impairments.

The Company had investment grade securities with unrealized losses of greater than 20% that totaled $5.6 million for twelve months or greater at December 31, 2009.  The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $17.7 million.  The Company had below investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $15.7 million at December 31, 2009.

Total unrealized losses on securities available for sale at December 31, 2008 were $231.9 million.  Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments have not been recorded.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $89.4 million for less than six months at December 31, 2008.  This represented 70% of total unrealized losses greater than 20% for this category.  Investment grade securities with unrealized losses for six months or more and less than twelve-months totaled $17.3 million.   The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $18.1 million for less than six months and $2.4 million for six months or more and less than twelve-month periods.  The Company had no below investment grade securities with unrealized losses of greater than 20% for twelve months or greater at December 31, 2008.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had been recorded as of December 31, 2008.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $1.8 million for less than six months at December 31, 2008.  The Company also had below investment grade securities with unrealized losses of greater than 20% that totaled $0.1 million for less than six months.  The Company had no securities with unrealized losses of greater than 20% for six months or greater at December 31, 2008.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides information regarding fixed maturity securities by asset class at December 31, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 121,937	5%	$ 88,281	$ 4,674	$ 33,656	$ 1,021
Federal agencies 1	28,321	1%	28,321	681	-	-
Federal agency issued
residential mortgage-backed securities 1	172,515	7%	164,961	7,220	7,554	55
Subtotal	322,773	13%	281,563	12,575	41,210	1,076
Corporate obligations:
Industrial	415,946	17%	335,829	17,773	80,117	2,602
Energy	200,340	8%	176,126	10,703	24,214	1,199
Technology	40,864	2%	29,483	1,919	11,381	413
Communications	86,264	4%	63,114	3,492	23,150	1,374
Financial	364,608	15%	202,958	9,247	161,650	15,818
Consumer	307,506	12%	251,586	15,210	55,920	2,436
Public utilities	287,687	12%	233,663	16,012	54,024	2,121
Subtotal	1,703,215	70%	1,292,759	74,356	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	200,002	8%	22,870	387	177,132	42,930
Other	229,681	9%	54,519	4,349	175,162	21,677
Redeemable preferred stocks	13,601	-	5,098	98	8,503	1,363
Total	$ 2,469,272	100%	$ 1,656,809	$ 91,765	$ 812,463	$ 93,009

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by asset class at December 31, 2008.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$ 87,056	4%	$ 80,252	$ 3,518	$ 6,804	$ 399
Federal agencies 1	76,209	3%	76,209	4,074	-	-
Federal agency issued
residential mortgage-backed securities 1	200,485	8%	146,148	3,407	54,337	635
Subtotal	363,750	15%	302,609	10,999	61,141	1,034
Corporate obligations:
Industrial	368,713	16%	142,876	6,501	225,837	27,368
Energy	189,740	8%	68,412	4,261	121,328	15,693
Technology	35,317	2%	22,514	1,109	12,803	3,056
Communications	66,057	3%	20,498	699	45,559	7,677
Financial	345,564	15%	79,198	3,430	266,366	45,793
Consumer	279,875	12%	93,269	4,900	186,606	27,458
Public utilities	255,624	11%	116,550	6,013	139,074	10,918
Subtotal	1,540,890	67%	543,317	26,913	997,573	137,963
Corporate private-labeled residential
mortgage-backed securities	219,700	9%	15,219	90	204,481	52,795
Other	204,500	9%	20,665	545	183,835	37,217
Redeemable preferred stocks	21,994	-	8,270	52	13,724	2,430
Total	$ 2,350,834	100%	$ 890,080	$ 38,599	$ 1,460,754	$ 231,439

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company held one non-income producing security with a carrying value of $2.7 million at December 31, 2009 (2008 – one security with a carrying value of $1.5 million).  This security was previously written down due to other-than-temporary impairment and placed on non-accrual status.

The table below provides sales of investment securities available for sale, excluding maturities and calls, for the years ended December 31, 2009.

	2009	2008	2007

Proceeds	$ 114,886	$ 15,407	$ 181,208
Gross realized gains	9,494	-	431
Gross realized losses	-	1,115	633

The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2009 or December 31, 2008.

No derivative financial instruments were held during the three years ended December 31, 2009.

The Company is exposed to risk that issuers of securities owned by the Company will default or that interest rates or credit spreads will change and cause a decrease in the value of its investments. With residential mortgage-backed securities, the Company is also exposed to prepayment and extension risks. As interest rates change, the rate at which these securities pay down principal may change.  These risks are mitigated by investing in high-grade securities and managing the maturities and cash flows of investments and liabilities.

Subprime securities include all bonds or portion of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market at prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At December 31, 2009, the Company had investments with subprime residential mortgage exposure of $20.9 million and a related $8.0 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets.

Contractual Maturities
The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of December 31, 2009.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 88,137	$ 89,563
Due after one year through five years	524,283	544,819
Due after five years through ten years	816,117	842,457
Due after ten years	521,780	505,466
Residential mortgage-backed securities	505,333	473,366
Redeemable preferred stocks	14,866	13,601

	$ 2,470,516	$ 2,469,272

Mortgage Loans
Investments in mortgage loans totaled $457.6 million at December 31, 2009 ($445.4 million – December 31, 2008).  The Company’s mortgage loans are mostly secured by commercial real estate and are carried net of a reserve of $3.4 million (2008 – $3.4 million).  The valuation reserve for mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses.  Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  No mortgage loans were foreclosed upon and transferred to real estate investments during the past three years.  Also, there were no delinquent mortgage loans at December 31, 2009 and there were no delinquent mortgage loans at December 31, 2008.  The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table provides geographic and property type diversification of the mortgage portfolio at December 31.

	2009	2008
	Carrying	Carrying
	Amount	Amount
Geographic region:
East north central	$ 19,783	$ 18,236
Mountain	51,965	63,257
Pacific	101,648	101,276
West south central	106,625	100,491
West north central	113,997	112,775
Other	66,974	52,764
Valuation reserve	(3,410)	(3,410)
	$ 457,582	$ 445,389
Property type:
Industrial	$ 248,397	$ 249,792
Retail	-	-
Office	208,290	197,214
Other	4,305	1,793
Valuation reserve	(3,410)	(3,410)
	$ 457,582	$ 445,389

The Company had commitments to originate mortgage loans of $7.7 million at December 31, 2009.  These commitments expire in 2010.

In December 2009, a construction-to-permanent loan in the amount of $16.0 million was executed. The Company anticipates that disbursement of loan proceeds will start in July 2010 with completion of the construction and stabilization phase by September 2011.

Real Estate
Investments in real estate totaled $114.1 million at December 31, 2009 ($99.6 million at December 31, 2008).  The table below provides information concerning the Company's real estate investments by major category as of December 31.

	2009	2008
Land	$ 17,370	$ 18,382
Buildings	63,704	54,804
Less accumulated depreciation	(21,809)	(21,537)
Real estate, commercial	59,265	51,649
Real estate, joint ventures	54,811	47,927
	$ 114,076	$ 99,576

Investment real estate is depreciated on a straight-line basis over periods ranging from 10 to 60 years.

The Company had non-income producing real estate of $28.1 million consisting of vacant properties and properties under development at December 31, 2009 (2008 - $29.2 million).

The Company had no commitments to buy or sell real estate investments at December 31, 2009.  The Company had commitments to fund affordable housing project obligations of $7.4 million at December 31, 2009.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. UNPAID ACCIDENT and HEALTH CLAIMS LIABILITY

The liability for unpaid accident and health claims is included with policy and contract claims on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2009	2008	2007

Gross liability at beginning of year	$ 7,006	$ 7,089	$ 7,391
Less reinsurance recoverable	(3,495)	(3,826)	(3,829)
Net liability at beginning of year	3,511	3,263	3,562

Incurred benefits related to:
Current year	27,602	26,411	23,852
Prior years 1	(448)	271	180

Total incurred benefits	27,154	26,682	24,032

Paid benefits related to:
Current year	23,764	23,178	20,824
Prior years	3,008	3,256	3,507

Total paid benefits	26,772	26,434	24,331

Net liability at end of year	3,893	3,511	3,263
Reinsurance recoverable	4,774	3,495	3,826

Gross liability at end of year	$ 8,667	$ 7,006	$ 7,089

1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the change in these liabilities.

5. NOTES PAYABLE

The Company borrows money to enhance liquidity and investment strategies, depending upon timing and specific circumstances.  The following table provides information for notes payable as of December 31.

	2009	2008
Federal Home Loan Bank (FHLB) loans with various maturities and a weighted average interest rate, no borrowings at December 31, 2009,
(0.95% at December 31, 2008), secured by mortgage-backed securities
totaling $64.0 million ($102.2 million at December 31, 2008)	$ -	$ 2,900
	$ -	$ 2,900

As a member of the FHLB with a capital investment of $5.0 million, the Company has the ability to borrow on a collateralized basis from the FHLB.  The Company received annual dividends on the capital investment in the FHLB equal to $0.1 million (2008 - $0.3 million; 2007 - $0.3 million).

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines of credit as they come due.

Interest paid on all borrowings was less than $.01 million in 2009 (2008 – $1.1 million; 2007 – $1.6 million).  The interest expense on all borrowings was less than $.01 million in 2009 (2008 – $1.1 million; 2007 – $1.6 million).

There were no outstanding notes payable as of December 31, 2009.

6. STATUTORY INFORMATION and STOCKHOLDER DIVIDENDS RESTRICTION

The table below provides Kansas City Life’s net gain from operations, net income (loss), unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2009	2008	2007

Net gain from operations	$ 24,979	$ 27,301	$ 50,141

Net income (loss)	19,455	(20,114)	47,718

Unassigned surplus	415,575	398,941	433,253

Capital and surplus	336,615	306,247	357,332

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year.  The maximum stockholder dividends payable in 2010 without prior approval is $31.3 million, 10% of 2009 surplus.  The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had an aggregate carrying value of $11.6 million at December 31, 2009 (2008 – $12.1 million; 2007 – $12.7 million).

7. INCOME TAXES

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2009	2008	2007

Current income tax expense (benefit)	$ 476	$ (1,386)	$ 20,875
Deferred income tax expense (benefit)	5,244	(7,778)	(3,625)
Total income tax expense (benefit)	$ 5,720	$ (9,164)	$ 17,250

	2009	2008	2007

Federal income tax rate	35%	35%	35%
Tax credits net of equity adjustment	6	-	(4)
Permanent differences	(3)	1	-
Prior year taxes	(3)	(1)	2
Effective income tax rate	35%	35%	33%

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2009	2008
Deferred tax assets:
Future policy benefits	$ 41,248	$ 39,198
Basis differences between tax and
GAAP accounting for investments	-	5,041
Unrealized investment losses	-	67,240
Employee retirement benefits	26,154	30,878
Tax carryovers	938	66
Gross and net deferred tax assets	68,340	142,423

Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	7,782	-
Unrealized investment gains	79	-
Capitalization of deferred acquisition
costs, net of amortization	37,902	56,902
Value of business acquired	23,140	28,999
Property and equipment, net	7,290	8,072
Other	13,998	9,747
Gross deferred tax liabilities	90,191	103,720
Net deferred tax (asset)/liability	21,851	(38,703)
Current tax (receivable)/liability	(8,784)	(925)
Income taxes (receivable)/payable	$ 13,067	$ (39,628)

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

Federal income taxes paid during 2009 were $6.5 million (2008 – $9.9 million; 2007 – $14.6 million).

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2006.  The Company is not currently under examination by the Internal Revenue Service.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31 is as follows:

	2009	2008

Beginning of year	$ 6,268	$ 5,432

Additions based on tax positions related to the current year	720	553
Additions for tax positions of prior years	56	567
Reductions for tax positions of prior years	(294)	(165)
Reductions for statute of limitations lapse	(114)	(119)

End of year	$ 6,636	$ 6,268

The total amount of unrecognized tax benefits, if recognized, that would impact the effective tax rate was $0.6 million and $0.7 million as of December 31, 2009 and 2008, respectively.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense (benefit).  During the years ended December 31, 2009, 2008, and 2007, the Company recognized expense (benefit) of approximately ($0.2) million, $0.1 million, and $0.3 million in interest and penalties, respectively.  The Company had approximately $0.7 million and $0.9 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2009	2008	2007
Income tax expense (benefit)	$ 5,720	$ (9,164)	$ 17,250
Stockholders' equity:
Related to:
Unrealized gains (losses), net	49,274	(48,419)	3,444
Change in benefit
plan obligations	6,037	(11,343)	(587)
Total income tax expense (benefit)
included in financial statements	$ 61,031	$ (68,926)	$ 20,107

8. PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.

The Kansas City Life Pension Plan was amended and restated effective January 1, 1998 as the Kansas City Life Cash Balance Pension Plan.  Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%.  The benefits expected to be paid in each year from 2010 through 2014 are $8.7 million, $10.2 million, $10.3 million, $10.1 million, and $11.6 million, respectively. The aggregate benefits expected to be paid in the five years from 2015 through 2019 are $58.1 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009 and include estimated future employee service. The 2010 contribution for the plan has not been determined.  The asset allocation of the fair value of pension plan assets at December 31 was:

	Plan Assets		Target
	2009	2008	Allocation

Debt securities	39%	33%	26%	-	32%
Equity securities	60%	61%	56%	-	76%
Cash equivalents	1%	6%	0%	-	2%

Certain of the Company’s pension plan assets consist of investments in separate accounts.  Net asset value (NAV) of the separate accounts is calculated in a manner consistent with U.S. GAAP for investments companies and is determinative of their fair value.  Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks.  The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted.  Some of the separate accounts also invest in fixed income securities.  The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account.  Sale of plan assets may be at values less than NAV and certain redemption restrictions may apply.

Plan fiduciaries set investment policies and strategies and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. The Plan does not expect to return any plan assets to the Company during 2010.

The current assumption for the expected long-term rate of return on plan assets is 8.0%.  This assumption is determined by analyzing: 1) historical average returns, 2) historical data on the volatility of returns, 3) current yields available in the

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

marketplace, 4) actual returns on plan assets, and 5) current and anticipated future allocation among asset classes.  The asset classes used for this analysis are domestic and international equities, investment grade corporate bonds, alternative assets, and cash.  The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan.

The assumed discount rates used to determine the benefit obligation for pension benefits and postretirement benefits are 5.62% and 6.01%, respectively.  The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on December 31, 2009.  Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities.  By discounting benefit cash flows at these rates, a notional amount equal to the market value of a cash flow defeasing portfolio of bonds was determined.  The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

The postretirement medical plans for the eligible employees, agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2010 through 2014 are $1.2 million each year. The aggregate benefits expected to be paid in the five years from 2015 through 2019 are $7.4 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009. The 2010 contribution for the plan is estimated to be $1.2 million.  The Company pays these medical costs as they become due and the plan incorporates cost-sharing features.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service as of December 31, 1997. The benefits in this plan are frozen, using the employees' years of service and compensation as of December 31, 1997.

Non-contributory defined contribution retirement plans for eligible general agents and sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans in 2009 were $0.1 million (2008 - $0.1 million; 2007 - $0.1 million). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans were $0.3 million (2008 – $0.4 million; 2007 – $0.4 million).

Savings plans for eligible employees and agents match employee and agent contributions up to 6% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan in 2009 were $1.3 million (2008 – $1.8 million; 2007 – $1.2 million). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution in 2009 or in the prior two years.

A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

The Company recognizes the funded status of its defined pension and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligation, on the balance sheet.  Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income (loss) net of taxes.

On January 1, 2009, the agents are covered under a fully insured third-party provider health plan. This plan includes Medicare prescription drug coverage.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 137,492	$ 142,375	$ 29,738	$ 27,724
Service cost	2,059	2,405	730	821
Interest cost	7,922	7,662	1,590	1,599
Plan amendments	-	15	-	1,588
Actuarial (gain) loss	2,044	(5,145)	(3,309)	(1,183)
Benefits paid	(12,831)	(9,820)	(736)	(811)
Benefit obligation at end of year	$ 136,686	$ 137,492	$ 28,013	$ 29,738

Change in plan assets:
Fair value of plan assets at beginning of year	$ 94,832	$ 127,395	$ 836	$ 921
Return on plan assets	19,865	(28,824)	38	47
Company contributions	6,080	6,081	-	-
Benefits paid	(12,831)	(9,820)	(256)	(132)
Fair value of plan assets at end of year	$ 107,946	$ 94,832	$ 618	$ 836

Current and noncurrent liabilities recognized
in the Consolidated Balance Sheets:
Current liabilities	$ 75	$ -	$ 1,197	$ 1,030
Noncurrent liabilities	28,665	42,660	26,198	27,872
Funded status at end of year	$ 28,740	$ 42,660	$ 27,395	$ 28,902

Amounts recognized in accumulated other
comprehensive loss:
Net loss	$ 57,614	$ 72,640	$ 1,390	$ 4,708
Prior service cost	(602)	(1,308)	(1,001)	(1,390)
Total accumulated other comprehensive loss	$ 57,012	$ 71,332	$ 389	$ 3,318

Other changes in plan assets and benefit obligations	Pension		Other
recognized in other comprehensive income (loss):	2009	2008	2009	2008
Unrecognized actuarial loss	$ (10,432)	$ 33,665	$ (3,307)	$ (1,179)
Unrecognized prior service cost	-	15	-	1,588
Amortization of net gain	(4,594)	(2,375)	(11)	(172)
Amortization of prior service cost	706	646	389	222
Total recognized in other comprehensive income (loss)	$ (14,320)	$ 31,951	$ (2,929)	$ 459

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Plans with underfunded accumulated
benefit obligation:
Projected benefit obligation	$ 136,686	$ 137,492	n/a	n/a
Accumulated benefit obligation	132,070	131,595	n/a	n/a
Fair value of plan assets	107,946	94,832	n/a	n/a

Weighted average assumptions used
to determine benefit obligations
at December 31:
Discount rate	6.00%	6.00%	6.01%	5.75%
Expected return on plan assets	8.00%	8.00%	5.50%	5.50%
Rate of compensation increase	3.38%	3.75%	-	-

Weighted average assumptions used
to determine net periodic benefit
cost for years ended December 31:
Discount rate	6.00%	5.50%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	5.50%	5.50%
Rate of compensation increase	3.38%	3.75%	-	-

The following table presents the fair value of each major category of pension plan and other postretirement assets as of December 31:

	Pension Plan		Other Benefits
Assets, at fair value:	2009	2008	2009	2008
Cash and cash equivqalents	$ 89	$ 120	618	836
Common stocks	4,614	3,469	-	-
Investment funds
Stock and bond funds	65,355	50,096	-	-
Money market funds	76	5,005	-	-
Hedge funds	16,346	14,507	-	-
Debt securities
United States Government fixed
maturity securities	765	3,864	-	-
Industrial fixed maturity securities	18,488	16,016	-	-
Public utility fixed maturity securities	1,856	1,282	-	-
Mineral rights	71	168	-	-
Real estate	19	19	-	-
Other	267	286	-	-
Fair value of assets at end of year	$ 107,946	$ 94,832	$ 618	$ 836

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table discloses the level within the fair value hierarchy in which the pension plan and other postretirement assets fall.

Assets, at fair value as of December 31, 2009	Pension Plan
	Level 1	Level 2	Level 3	Total
Common stocks	$ 4,614	$ -	$ -	$ 4,614
Investment funds
Stock and bond funds	-	65,355	-	65,355
Money market funds	76	-	-	76
Hedge funds	-	16,346	-	16,346
Debt securities
United States Government fixed maturity securities	-	765	-	765
Industrial fixed maturity securities	-	18,378	110	18,488
Public utility fixed maturity securities	-	1,856	-	1,856
Other assets	356	-	90	446
Total	$ 5,046	$ 102,700	$ 200	$ 107,946

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivqalents	618	-	-	618
Total	$ 618	$ -	$ -	$ 618

Assets, at fair value as of December 31, 2008	Pension Plan
	Level 1	Level 2	Level 3	Total
Common stocks	$ 3,469	$ -	$ -	$ 3,469
Investment funds
Stock and bond funds	-	50,096	-	50,096
Money market funds	5,005	-	-	5,005
Hedge funds	-	14,507	-	14,507
Debt securities
United States Government fixed maturity securities	-	3,864	-	3,864
Industrial fixed maturity securities	-	14,990	1,026	16,016
Public utility fixed maturity securities	-	1,282	-	1,282
Other assets	406	-	187	593
Total	$ 8,880	$ 84,739	$ 1,213	$ 94,832

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivqalents	836	-	-	836
Total	$ 836	$ -	$ -	$ 836

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table discloses the changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31:

	Pension Plan		Other Benefits
Plan assets:	2009	2008	2009	2008
Balance, beginning of period	$ 1,213	$ 268	$ -	$ -
Gains or losses (realized and unrealized)	(92)	(253)	-	-
Transfers in - level 3	-	1,198	-	-
Transfers out - level 3	(921)	-	-	-
Balance, end of period	$ 200	$ 1,213	$ -	$ -

The following table provides the components of net periodic benefit cost for the years ended December 31.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$ 2,059	$ 2,405	$ 2,310	$ 731	$ 821	$ 789
Interest cost	7,922	7,662	7,448	1,590	1,599	1,423
Expected return on plan assets	(7,389)	(9,986)	(9,456)	(41)	(51)	(53)
Amortization of:
Unrecognized actuarial loss	4,594	2,375	2,303	11	172	176
Unrecognized prior service cost	(706)	(646)	(647)	(389)	(222)	(378)
Net periodic benefit cost	6,480	1,810	1,958	1,902	2,319	1,957
Total recognized in other comprehensive income (loss)	(14,320)	31,951	(528)	(2,929)	459	2,204
Total recognized in net periodic benefit cost and
other comprehensive income (loss)	$ (7,840)	$ 33,761	$ 1,430	$ (1,027)	$ 2,778	$ 4,161

The estimated net loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $3.5 million and ($0.6 million), respectively.

The estimated net loss and prior service cost for the other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $0 and ($0.2 million), respectively.

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point
	Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$ 465	$ (383)
Postretirement benefit obligation	4,670	(3,828)

For measurement purposes a 10.5% annual increase in the per capita cost of covered health care benefits was assumed to decrease gradually to 6.0% in 2018 and thereafter.

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
The following table provides information about the outstanding three-year intervals as of December 31, 2009.

Defined
Measurement	Number	Grant
Period	of Units	Price
2007-2009	179,488	$ 52.10
2008-2010	178,133	$ 44.33
2009-2011	170,419	$ 44.93
2010-2012	223,969	$ 30.04

No payments were made during 2009 for the three-year interval ended December 31, 2008.  During 2008, the plan made a payment of $0.1 million to plan participants for the three-year interval ended December 31, 2007.  During 2007, the plan made a payment of $1.0 million to plan participants for the three-year interval ended December 31, 2006.  The change in accrual for share-based compensation that reduced operating expense during 2009 was $0.1 million, net of tax.  The cost of

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

compensation charged as an operating expense during 2008 was $0.1 million, net of tax.  The cost of compensation that reduced operating expense during 2007 was $0.4 million, net of tax.

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

Insurance revenues, as shown in the Consolidated Statements of Income, consist of premiums and contract charges, less reinsurance ceded.  Insurance revenues are defined as “customer revenues” for segment reporting purposes.  Other revenues consist primarily of supplementary contact considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits by a subsidiary of the Company and fees charged on products and sales from the Company’s broker-dealer subsidiary.  Customer revenues are added to other revenues, net investment income and realized investment gains (losses) to reconcile to the Company’s total revenues.  Benefits and expenses are specifically and directly identified and recorded by segment.  Certain expenses may also be allocated as necessary.

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

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Individual	Group	Old	Intercompany
	Insurance	Insurance	American	Eliminations 1	Total
2009:
Insurance revenues (customer revenues)	$ 132,087	$ 47,862	$ 62,261	$ (546)	$ 241,664
Net investment income	164,133	554	12,741	-	177,428
Realized investment losses	(8,221)	-	(1,855)	-	(10,076)
Other revenues	10,323	255	1	-	10,579
Total revenues	298,322	48,671	73,148	(546)	419,595

Policyholder benefits	102,480	33,799	42,692	-	178,971
Interest credited to policyholder account balances	86,713	-	-	-	86,713
Amortization of deferred acquisition costs
and value of business acquired	25,961	-	13,693	-	39,654
Operating expenses	65,969	18,449	13,933	(546)	97,805
Total benefits and expenses	281,123	52,248	70,318	(546)	403,143

Income (loss) before income tax expense (benefit)	17,199	(3,577)	2,830	-	16,452
Income tax expense (benefit)	5,981	(1,252)	991	-	5,720
Segment net income (loss)	$ 11,218	$ (2,325)	$ 1,839	$ -	$ 10,732

Segment assets	$ 3,808,909	$ 9,949	$ 357,327	$ -	$ 4,176,185
Interest expense	$ -	$ -	$ 4	$ -	$ 4

2008:
Insurance revenues (customer revenues)	$ 126,480	$ 48,763	$ 61,517	$ (587)	$ 236,173
Net investment income	164,243	525	12,651	-	177,419
Realized investment losses	(49,987)	-	(2,284)	-	(52,271)
Other revenues	12,734	268	3	-	13,005
Total revenues	253,470	49,556	71,887	(587)	374,326

Policyholder benefits	101,275	32,956	44,518	-	178,749
Interest credited to policyholder account balances	86,899	-	-	-	86,899
Amortization of deferred acquisition costs
and value of business acquired	28,875	-	13,209	-	42,084
Operating expenses	61,070	18,950	13,375	(587)	92,808
Total benefits and expenses	278,119	51,906	71,102	(587)	400,540

Income (loss) before income tax expense (benefit)	(24,649)	(2,350)	785	-	(26,214)
Income tax expense (benefit)	(8,724)	(845)	405	-	(9,164)
Segment net income (loss)	$ (15,925)	$ (1,505)	$ 380	$ -	$ (17,050)

Segment assets	$ 3,618,510	$ 8,780	$ 339,801	$ -	$ 3,967,091
Interest expense	$ 928	$ -	$ 118	$ -	$ 1,046

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Individual	Group	Old	Intercompany
2007:	Insurance	Insurance	American	Eliminations 1	Total
Insurance revenues (customer revenues)	$ 124,190	$ 45,776	$ 62,479	$ (551)	$ 231,894
Net investment income	176,666	426	13,313	-	190,405
Realized investment gains (losses)	5,820	-	(394)	-	5,426
Other revenues	11,214	278	7	-	11,499
Total revenues	317,890	46,480	75,405	(551)	439,224

Policyholder benefits	93,200	30,061	43,197	-	166,458
Interest credited to policyholder account balances	91,215	-	-	-	91,215
Amortization of deferred acquisition costs
and value of business acquired	27,568	-	12,765	-	40,333
Operating expenses	55,283	19,309	14,266	(551)	88,307
Total benefits and expenses	267,266	49,370	70,228	(551)	386,313

Income (loss) before income tax expense (benefit)	50,624	(2,890)	5,177	-	52,911
Income tax expense (benefit)	15,822	(867)	2,295	-	17,250
Segment net income (loss)	$ 34,802	$ (2,023)	$ 2,882	$ -	$ 35,661

Segment assets	$ 3,977,585	$ 8,410	$ 366,113	$ -	$ 4,352,108
Interest expense	$ 1,364	$ -	$ 264	$ -	$ 1,628

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

The following table provides information about the Company’s customer revenues for the years ended December 31.

	2009	2008	2007
Customer revenues by line of business:
Traditional individual insurance products, net	$ 88,086	$ 78,403	$ 74,696
Interest sensitive products	89,439	89,828	93,993
Variable life insurance and annuities	16,277	19,179	17,429
Group life and disability products, net	47,862	48,763	45,776
Insurance revenues	$ 241,664	$ 236,173	$ 231,894

11. PROPERTY and EQUIPMENT

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years.  The table below provides information as of December 31.

	2009	2008
Land	$ 766	$ 766
Home office complex	20,365	20,257
Furniture and equipment	44,803	44,440
	65,934	65,463

Accumulated depreciation	(41,541)	(39,541)

	$ 24,393	$ 25,922

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12. REINSURANCE

The table below provides information about reinsurance for the years ended December 31.

	2009	2008	2007

Life insurance in force (in millions) :
Direct	$ 29,201	$ 28,691	$ 29,406
Ceded	(14,190)	(14,492)	(14,315)
Assumed	1,482	1,609	1,729
Net	$ 16,493	$ 15,808	$ 16,820

Premiums:
Life insurance:
Direct	$ 139,422	$ 130,008	$ 125,602
Ceded	(45,506)	(46,205)	(46,287)
Assumed	3,379	3,773	3,681
Net	$ 97,295	$ 87,576	$ 82,996

Accident and health:
Direct	$ 47,998	$ 47,001	$ 46,177
Ceded	(9,345)	(7,411)	(8,701)
Assumed	-	-	-
Net	$ 38,653	$ 39,590	$ 37,476

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986.  These policies had a face value of $40.9 million as of December 31, 2009.  The reserve for future policy benefits ceded under this agreement was $21.9 million (2008 – $24.0 million).

Kansas City Life acquired a block of traditional life and universal life products in 1997.  As of December 31, 2009, the block had $1.5 billion of life insurance in force (2008 – $1.6 billion).  The block generated life insurance premiums of $3.2 million (2008 - $3.4 million) and had reinsurance ceded of $1.0 million (2008 – $1.0 million).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies.  As of December 31, 2009, the insurance in force ceded approximated $1.7 billion (2008 – $1.8 billion) and premiums totaled $8.9 million.

Reinsurance receivables were $179.3 million at year end 2009, consisting of reserves ceded of $165.7 million and claims ceded of $13.6 million.

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

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table reflects the Company’s material reinsurance partners along with their Standard and Poor’s credit rating and the amounts ceded to each reinsurer at December 31, 2009.

				Life
		Ceded Life	Percent of	Reinsurance	Percent of
	Rating	In-Force	In-Force	Recoverable	Recoverable
		(In-Millions)		(in-Thousands)
TransAmerica Life Insurance Company (Aegon USA)	A-	$ 4,856	34%	$ 30,407	23%
RGA Reinsurance Company	AA-	2,807	20%	16,222	12%
Security Life of Denver	A+	2,799	20%	32,868	25%
Swiss Re Life & Health America	A+	1,043	7%	6,990	5%
Lincoln National Life Insurance Company	AA-	651	5%	7,042	5%
Hannover Life Reassurance of America	AA-	598	4%	3,942	3%
Employers Reassurance Corporation	AA+	41	-	22,520	17%
Other (16 companies)		1,321	9%	10,454	8%
Total		$ 14,116	100%	$ 130,445	100%

The Company’s reinsurance recoverable totaled $179.4 million at December 31, 2009, comprised of $130.4 million in life insurance and $49.0 million in accident and health business.  The Company had one reinsurance partner whose credit rating was below investment grade at December 31, 2009.  Total in-force business identified with this reinsurer was $490.2 million and total GAAP reserves ceded to this reinsurer were $3.0 million at December 31, 2009.  Should this reinsurer become insolvent, the Company may recapture the business ceded to this reinsurer, resulting in an increase in GAAP reserves of $3.0 million.

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances.  In addition, other comprehensive income (loss) includes the change in the benefit plan obligations liability.  Other comprehensive income (loss) also includes deferred income taxes on these items.

The tables below provide information about comprehensive income (loss) for the years ended December 31.

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2009:
Total unrealized gains arising during the year	$ 197,065	$ -	$ 197,065
Less:
Realized investment gains (losses),excluding
impairment losses	10,159	-	10,159
Other-than-temporary impairment losses
recognized in earnings	(35,011)	-	(35,011)
Other-than-temporary impairment losses
recognized in other comprehensive income (loss)	16,070	-	16,070
Net unrealized gains (losses) excluding impairment losses	205,847	-	205,847
Change in benefit plan obligations	-	17,249	17,249
Effect on DAC and VOBA	(67,833)	-	(67,833)
Policyholder account balances	-	-	-
Deferred income taxes	(48,305)	(6,037)	(54,342)
Other comprehensive income	$ 89,709	$ 11,212	100,921
Net income			10,732
Comprehensive income			$ 111,653

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2008:
Total unrealized losses arising during the year	$ (266,176)	$ -	$ (266,176)
Less: Realized losses included in net loss	(60,856)	-	(60,856)
Net unrealized loss	(205,320)	-	(205,320)
Change in benefit plan obligations	-	(32,410)	(32,410)
Effect on DAC	51,187	-	51,187
Effect on VOBA	15,245	-	15,245
Policyholder account balances	548	-	548
Deferred income taxes	48,419	11,343	59,762
Other comprehensive loss	$ (89,921)	$ (21,067)	(110,988)
Net loss			(17,050)
Comprehensive loss			$ (128,038)

	Unrealized	Pension
	Gain (Loss)	and Other
	on Securities	Benefits	Total
2007:
Total unrealized gains arising during the year	$ 8,907	$ -	$ 8,907
Less: Realized losses included in net income	(1,650)	-	(1,650)
Net unrealized gain	10,557	-	10,557
Additional minimum pension liability	-	(1,676)	(1,676)
Effect on DAC	(687)	-	(687)
Effect on VOBA	85	-	85
Policyholder account balances	(115)	-	(115)
Deferred income taxes	(3,444)	587	(2,857)
Other comprehensive income (loss)	$ 6,396	$ (1,089)	5,307
Net income			35,661
Comprehensive income			$ 40,968

The following table provides accumulated balances related to each component of accumulated other comprehensive loss.

	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Minimum	DAC/	Policyholder
	Non-Impaired	Impaired	Pension	VOBA	Account
	Securities	Securities	Liability	Impact	Balances	Tax Effect	Total
2009:
Beginning of year	$ (189,916)	$ (2,197)	$ (74,650)	$ 65,534	$ -	$ 70,430	$ (130,799)
Cumulative effect of change in
accounting principle	-	(13,507)	-	3,355	-	3,553	(6,599)
Other comprehensive income (loss)	212,711	(6,862)	17,248	(67,834)	-	(54,342)	100,921
End of year	$ 22,795	$ (22,566)	$ (57,402)	$ 1,055	$ -	$ 19,641	$ (36,477)

2008:
Beginning of year	$ 6,068	$ 7,139	$ (42,240)	$ (898)	$ (548)	$ 10,668	$ (19,811)
Other comprehensive loss	(195,984)	(9,336)	(32,410)	66,432	548	59,762	(110,988)
End of year	$ (189,916)	$ (2,197)	$ (74,650)	$ 65,534	$ -	$ 70,430	$ (130,799)

KANSAS CITY LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.  ACCUMULATED EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the twelve-month period ended December 31, 2009.  Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third-party, the estimate of the portion of impairment due to credit was based upon a comparison of ratings and maturity horizon for the security relative to historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability was adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis was supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

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

15. QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized in the table below.

	First	Second	Third	Fourth
2009:
Total revenues	$ 101,635	$ 101,750	$ 112,052	$ 104,158

Net income (loss)	(4,548)	8,044	5,181	2,055

Per common share,
basic and diluted	(0.40)	0.70	0.45	0.18

2008:
Total revenues	$ 108,319	$ 98,289	$ 78,092	$ 89,626

Net income (loss)	3,602	1,677	(15,178)	(7,151)

Per common share,
basic and diluted	0.31	0.14	(1.30)	(0.62)

16. COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments.  At December 31, 2009, the Company had purchase commitments to fund mortgage loans and other investments of $15.2 million. At December 31, 2009, the Company also had a commitment to fund a construction-to-permanent loan that is subject to the borrower’s performance.

Subsequent to December 31, 2009, the Company entered into commitments to fund additional mortgage loans and other investments of $3.1 million.  Additionally the Company also had a commitment to fund another construction-to-permanent loan that is subject to the borrower’s performance.

17. CONTINGENT LIABILITIES

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

18.  GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, tax credit assigment agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined.  Generally, a maximum obligation is not explicitly stated.  Therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated.  The Company is unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications.  The Company believes that the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on the financial position or results of operations.

19. SUBSEQUENT EVENTS

On January 25, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $ 0.27 per share, paid on February 10, 2010 to stockholders of record on February 4, 2010.

			Schedule I

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2009

			Amount at
			Which Shown
			in Consolidated
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed maturity securities, available for sale:
Bonds:
United States government and government
agencies and authorities	$ 48,486	$ 49,409	$ 49,409
Residential mortgage-backed securities	505,333	473,366	473,366
Public utilities	273,796	287,687	287,687
Corporate	1,381,026	1,415,528	1,415,528
All other bonds	247,009	229,681	229,681
Redeemable preferred stocks	14,866	13,601	13,601
Total	2,470,516	$ 2,469,272	2,469,272

Equity securities, available for sale:
Common stocks	30,451	31,295	31,295
Perpetual preferred stocks	4,954	5,581	5,581
Total	35,405	$ 36,876	36,876

Mortgage loans	457,582		457,582
Real estate	114,076		114,076
Policy loans	85,585		85,585
Short-term investments	138,704		138,704
Total investments	$ 3,301,868		$ 3,302,095

See accompanying Report of Independent Registered Public Accounting Firm.

		Schedule II

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31
	2009	2008
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$ 1,965,759	$ 1,861,373
Equity securities available for sale, at fair value
Investment in unconsolidated subsidiaries	163,629	157,831
Other	30,481	37,542
Mortgage loans	400,320	381,969
Real estate	110,044	95,008
Policy loans	66,017	68,070
Short-term investments	117,968	24,860
Total investments	2,854,218	2,626,653

Cash	3,025	3,838
Accrued investment income	26,297	26,674
Deferred acquisition costs	105,957	150,652
Value of business acquired	61,037	75,187
Reinsurance receivables	104,813	99,170
Property and equipment	24,383	25,671
Income taxes	7,196	48,925
Other assets	26,845	19,053
Separate account assets	312,824	258,565
Total assets	$ 3,526,595	$ 3,334,388

LIABILITIES
Future policy benefits	$ 576,395	$ 570,748
Policyholder account balances	1,751,663	1,725,779
Policy and contract claims	23,584	24,147
Other policyholder funds	118,344	108,515
Income taxes	2,685	-
Other liabilities	112,737	119,527
Separate account liabilities	312,824	258,565
Total liabilities	2,898,232	2,807,281

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,068	36,281
Retained earnings	757,225	750,600
Accumulated other comprehensive loss	(36,477)	(130,799)
Treasury stock, at cost (2009 - 6,931,589 shares;
2008 - 7,061,476 shares)	(156,574)	(152,096)
Total stockholders' equity	628,363	527,107

Total liabilities and stockholders' equity	$ 3,526,595	$ 3,334,388

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
REVENUES
Insurance revenues:
Premiums	$ 121,604	$ 111,451	$ 104,381
Contract charges	88,812	90,944	91,154
Reinsurance ceded	(38,752)	(36,663)	(37,114)
Total insurance revenues	171,664	165,732	158,421
Investment revenues:
Net investment income	142,570	142,020	151,587
Realized investment gains, excluding
impairment losses	9,540	9,794	9,278
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(28,802)	(57,071)	(3,625)
Portion of impairment losses recognized in
other comprehensive income (loss)	12,337	-	-
Net impairment losses recognized in earnings	(16,465)	(57,071)	(3,625)
Total investment revenues	135,645	94,743	157,240
Other revenues	4,732	5,495	5,631
Total revenues	312,041	265,970	321,292

BENEFITS AND EXPENSES
Policyholder benefits	131,460	129,514	119,848
Interest credited to policyholder account balances	74,136	73,742	76,941
Amortization of deferred acquisition costs
and value of business acquired	21,650	24,635	21,545
Operating expenses	76,467	71,429	66,824
Total benefits and expenses	303,713	299,320	285,158

Income (loss) before income tax expense (benefit) and
equity in undistributed net income of subsidiaries	8,328	(33,350)	36,134

Income tax expense (benefit)	3,603	(10,662)	11,571

Income (loss) before equity in undistributed net
income of subsidiaries	4,725	(22,688)	24,563
Equity in undistributed net income of subsidiaries	6,007	5,638	11,098

NET INCOME (LOSS)	$ 10,732	$ (17,050)	$ 35,661

Comprehensive income (loss), net of taxes:
Change in net unrealized gains and (losses) on
securities available for sale	$ 71,240	$ (69,328)	$ 4,347
Change in benefit plan obligations	11,212	(21,067)	(1,089)
Other comprehensive income (loss) of subsidiaries	18,469	(20,593)	2,049
Other comprehensive income (loss)	100,921	(110,988)	5,307

COMPREHENSIVE INCOME (LOSS)	$ 111,653	$ (128,038)	$ 40,968

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$ 10,732	$ (17,050)	$ 35,661
Equity in undistributed net income of subsidiaries	(6,007)	(5,638)	(11,098)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Amortization of investment premium	3,348	4,026	5,070
Depreciation	2,919	3,008	3,288
Acquisition costs capitalized	(18,267)	(16,021)	(17,027)
Amortization of deferred acquisition costs	20,124	20,064	14,829
Amortization of value of business acquired	2,073	4,570	6,717
Realized investment (gains) losses	6,925	47,277	(4,287)
Changes in assets and liabilities:
Future policy benefits	5,646	5,548	(1,603)
Policyholder account balances	(16,266)	(10,721)	(14,870)
Income taxes payable and deferred	8,698	(29,309)	631
Other, net	(1,534)	340	(5,012)
Net cash provided	18,391	6,094	12,299

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(256,429)	(202,499)	(264,728)
Equity securities	(3,214)	(6,097)	(13,807)
Mortgage loans	(55,920)	(47,121)	(50,229)
Real estate	(21,338)	(30,138)	(4,507)
Other investment assets	(93,108)	(6,086)	-
Sale of investments:
Fixed maturity securities	108,721	26,245	134,649
Equity securities	4,652	7,102	3,369
Real estate	3,752	30,496	22,445
Other investment assets	8,553	4,144	25,084
Maturities and principal paydowns of investments:
Fixed maturity securities	196,859	208,824	153,063
Equity securities	-	-	2,806
Mortgage loans	37,569	44,974	49,673
Net acquisitions of property and equipment	(309)	(242)	(1,184)
Proceeds from sale of non insurance affiliate	-	-	10,104
Net cash provided (used)	(70,212)	29,602	66,738

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule II
			(continued)

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED FINANCIAL STATEMENT OF REGISTRANT
STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31
	2009	2008	2007

FINANCING ACTIVITIES
Proceeds from borrowings	$ -	$ 77,500	$ 87,105
Repayment of borrowings	-	(84,700)	(91,405)
Deposits on policyholder account balances	216,567	179,988	183,642
Withdrawals from policyholder account balances	(178,645)	(208,454)	(249,543)
Net transfers from separate accounts	8,566	8,556	11,706
Change in other deposits	4,572	1,269	9,257
Cash dividends to stockholders	(12,506)	(12,483)	(36,420)
Dividends from subsidiaries	12,145	15,165	15,910
Net disposition (acquisition) of treasury stock	309	(16,773)	(4,451)
Net cash provided (used)	51,008	(39,932)	(74,199)

Increase (decrease) in cash	(813)	(4,234)	4,838
Cash at beginning of year	3,838	8,072	3,234

Cash at end of year	$ 3,025	$ 3,838	$ 8,072

See accompanying Report of Independent Registered Public Accounting Firm.

				Schedule III

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future policy
		benefits, policy-
		holder account
	Deferred	balances, and		Other
	acquisition	policy and	Unearned	policyholder
Segment	costs	contract claims	premiums	funds
December 31, 2009:
Individual	$ 130,641	$ 2,669,521	$ 392	$ 132,599
Group	-	31,027	650	-
Old American	78,854	248,653	184	4,022
Total	$ 209,495	$ 2,949,201	$ 1,226	$ 136,621

December 31, 2008:
Individual	$ 188,817	$ 2,648,287	$ 376	$ 120,730
Group	-	30,139	423	-
Old American	74,939	240,599	198	4,099
Total	$ 263,756	$ 2,919,025	$ 997	$ 124,829

See accompanying Report of Independent Registered Public Accounting Firm.

					Schedule III
					(continued)

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

			Policyholder
			benefits and	Amortization of
			interest	deferred policy
			credited to	acquisitions costs
	Premium	Net investment	policyholder	and value of	Operating
Segment	revenue2	income3	account balances	business acquired	expenses4
Year Ended December 31, 2009:
Individual	$ 26,371	$ 164,133	$ 189,193	$ 25,961	$ 65,969
Group	47,862	554	33,799	-	18,449
Old American	62,261	12,741	42,692	13,693	13,933
Intercompany eliminations1	(546)	-	-	-	(546)
Total	$ 135,948	$ 177,428	$ 265,684	$ 39,654	$ 97,805

Year Ended December 31, 2008:
Individual	$ 17,473	$ 164,243	$ 188,174	$ 28,875	$ 61,070
Group	48,763	525	32,956	-	18,950
Old American	61,517	12,651	44,518	13,209	13,375
Intercompany eliminations1	(587)	-	-	-	(587)
Total	$ 127,166	$ 177,419	$ 265,648	$ 42,084	$ 92,808

Year Ended December 31, 2007:
Individual	$ 12,768	$ 176,666	$ 184,415	$ 27,568	$ 55,283
Group	45,776	426	30,061	-	19,309
Old American	62,479	13,313	43,197	12,765	14,266
Intercompany eliminations1	(551)	-	-	-	(551)
Total	$ 120,472	$ 190,405	$ 257,673	$ 40,333	$ 88,307

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

2 Premium revenue includes direct premiums and premiums from reinsurance, reduced by premiums on reinsurance ceded.

3 Separate investment portfolios are maintained for each of the three life insurance companies of the Company.  However, investment income is allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities.

4 Operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

See accompanying Report of Independent Registered Public Accounting Firm.

						Schedule IV

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Years Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2009	2008	2007	2009	2008	2007

Direct:
Individual	$ 64,999	$ 55,667	$ 50,785	$ 614	$ 720	$ 946
Group	10,964	11,445	10,656	46,047	44,763	43,406
Old American	63,787	63,239	64,470	1,555	1,762	2,067
Intercompany Eliminations1	(328)	(343)	(309)	(218)	(244)	(242)
Total	139,422	130,008	125,602	47,998	47,001	46,177

Ceded:
Individual	(41,870)	(41,934)	(41,750)	(751)	(753)	(894)
Group	(1,579)	(1,905)	(1,825)	(7,570)	(5,540)	(6,461)
Old American	(2,057)	(2,366)	(2,712)	(1,024)	(1,118)	(1,346)
Total	(45,506)	(46,205)	(46,287)	(9,345)	(7,411)	(8,701)

Assumed:
Individual	3,379	3,773	3,681	-	-	-
Group	-	-	-	-	-	-
Old American	-	-	-	-	-	-
Total	3,379	3,773	3,681	-	-	-
Net	$ 97,295	$ 87,576	$ 82,996	$ 38,653	$ 39,590	$ 37,476

% of Assumed to Net	3	4	4	-	-	-

All other information required by this Schedule is shown in Note 12 - Reinsurance in the Notes to Consolidated Financial Statements.

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Income.

See accompanying Report of Independent Registered Public Accounting Firm.

				Schedule IV
				(continued)

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
REINSURANCE INFORMATION
Years Ended December 31

	Life Insurance In Force
	2009	2008	2007
	(in millions)
Direct:
Individual	$ 23,992	$ 24,524	$ 25,018
Group	4,317	3,299	3,509
Old American	892	868	879
Total	29,201	28,691	29,406

Ceded:
Individual	(13,714)	(14,012)	(13,877)
Group	(435)	(434)	(386)
Old American	(41)	(46)	(52)
Total	(14,190)	(14,492)	(14,315)

Assumed:
Individual	1,482	1,609	1,729
Group	-	-	-
Old American	-	-	-
Total	1,482	1,609	1,729
Net	$ 16,493	$ 15,808	$ 16,820

% of Assumed to Net	9	10	10

All other information required by this Schedule is shown in Note 12 - Reinsurance in the Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

			Schedule V

KANSAS CITY LIFE INSURANCE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31
	2009	2008	2007
Mortgage loan reserve:
Beginning of year	$ 3,410	$ 3,410	$ 3,600
Additions	-	-	-
Deductions	-	-	(190)
End of year	$ 3,410	$ 3,410	$ 3,410

Allowance for uncollectible accounts:
Beginning of year	$ 2,853	$ 2,853	$ 2,966
Additions	-	13	7
Deductions	(1,547)	(13)	(120)
End of year	$ 1,306	$ 2,853	$ 2,853

See accompanying Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedules I-V. We also audited the Company’s internal control over financial reporting as of December 31, 2009, based on, criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 8. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB effective January 1, 2009, the Company changed its method of recognizing and measuring the tax effects related to uncertain tax positions due to the adoption of new accounting requirements issued by the FASB, effective January 1, 2007, and the Company changed its method of accounting for deferred acquisition costs on internal replacements of insurance contracts due to the adoption of new accounting requirements issued by the American Institute of Certified Pubic Accountants, effective January 1, 2007.

/s/KPMG LLP
KPMG LLP

Kansas City, MO
February 26, 2010

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

As required by Exchange Act Rule 13a-15(b), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  As required by Exchange Act 13a-15(d), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.  The independent registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the registrant’s internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting.  Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2009.

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

Item 8B.  Other Information

3520 Broadway, Kansas City, MO 64111                                                                           Contact: Tracy W. Knapp, Chief Financial Officer,
                                                (816) 753-7299, Ext. 8216

For Immediate Release: February 26, 2010, press release reporting financial results for the fourth quarter of 2009.

Kansas City Life Announces Fourth Quarter 2009 Results

Kansas City Life Insurance Company recorded net income of $2.1 million or $0.18 per share in the fourth quarter of 2009 compared with a net loss of $7.2 million or $0.62 per share for the same quarter in the prior year.  The increase in earnings in the fourth quarter of 2009 was primarily due to an $11.9 million decrease in realized investment losses and a $4.2 million improvement in net investment income.  Partially offsetting these improvements was a $2.4 million increase in operating expenses and a $5.4 million increase in income tax expense.

Net income for 2009 was $10.7 million or $0.93 per share compared with a net loss of $17.1 million or $1.47 per share in the prior year.  This significant improvement was primarily due to decreased realized investment losses, which declined $42.2 million, along with an increase in insurance revenues of $5.5 million.  Insurance revenues improved primarily due to sales of new individual life products at Old American Insurance Company (OAIC) and increased sales of immediate annuity products.  Partially offsetting these improvements were an increase in operating expenses of $5.0 million, an increase in reserves associated with the sale of immediate annuities and an increase in income tax expense.

The financial markets improved significantly during 2009.  This enabled improved strengthening of consumer demand for insurance products and the Company’s investment performance.  Premiums from new sales during the fourth quarter were $12.7 million, an increase of $2.8 million or 28% versus the prior year.  Sales growth in the fourth quarter resulted from increased sales of new life insurance in the OAIC segment, which improved $0.6 million or 32% compared to one year ago.  In addition, sales of immediate annuities increased $1.7 million or 47% and new group accident and health premiums increased $0.4 million or 17%.  Renewal premiums for the fourth quarter declined $1.1 million or 3%, primarily from decreases in individual life and group accident and health products.  New premiums for 2009 increased $10.0 million or 26% compared to 2008.  This growth reflected strong immediate annuity sales, which grew $9.5 million or 75%, and a $1.5 million or 20% increase in life insurance sales from OAIC.  Partially offsetting these increases were declines in new group life and group accident and health products.

New universal life sales increased 11% for the comparative fourth quarters.  In addition, these fourth quarter sales were the strongest period of production during both 2008 and 2009.  Total new deposits for the year increased $34.8 million or 51%, primarily from a $46.2 million increase in fixed deferred annuity sales.

The Company’s investment performance improved through increased net investment income, reduced realized investment losses and increased values on securities owned.  Net investment income increased $4.2 million in the fourth quarter compared with a year ago and was flat for the year versus the prior year.  In the fourth quarter, the Company experienced an improvement in rates earned, primarily from yields on an alternative investment fund.  Realized investment losses totaled $2.8 million for the fourth quarter, which was an $11.9 million improvement compared with the prior year’s fourth quarter.  Likewise, realized investment losses were $10.1 million for the year compared with realized investment losses of $52.3 million one year earlier.  A significant factor in the reduced realized investment losses was improved market values on a broad range of asset classes and sectors.  During 2009, the Company’s investment securities improved $192.3 million, ending the year in an unrealized gain position of $0.2 million.

Total benefits and expenses decreased less than 1% for the fourth quarter but increased 1% for the year.  Most significantly, death benefits improved in the fourth quarter and for the year compared with the prior year and quarter.  Interest credited to policyholder account balances increased $0.2 million or less than 1% in the fourth quarter, reflecting a slight increase in crediting rates on selected products.  Interest credited on policyholder account balances for the year was down $0.2 million or less than 1%.

Operating expenses increased $2.4 million or 11% during the fourth quarter, primarily reflecting an increase in pension expense.  Operating expenses increased $5.0 million or 5% for the year, reflecting increases in pension expense, separation costs related to a reduction in staff, and increased legal fees.

On January 25, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 10, 2010 to stockholders of record on February 4, 2010.

After beginning the year in a period of deep recession, the economy began to stabilize during 2009.  Accordingly, Kansas City Life experienced improved sales and investment performance.  The Company’s strong capital and liquidity position offered it the ability to withstand the difficult economic pressures.  The Company’s securities portfolio maintained a position of high quality with 94% of these investments rated as investment grade at December 31, 2009.  Stockholders’ equity improved $101.3 million, primarily reflecting the change to a net unrealized gain position on security investments.  Further, the Company’s relative competitive position and financial strength improved during this economic downturn.  These improvements included increased agency recruiting and production, new investments, a reduced operating expense structure, and positioning of the Company for both organic growth and opportunistic investments.  The Company has not wavered from its commitment to the protection of its policyholders, to return value to its investors and to be a strong and viable business partner to its agents and general agents.  The Company continues to offer value and opportunity to its customers while also offering the desired strength and stability of the past.  Security Assured is the Company’s goal of today and the promise of tomorrow.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The

Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $419.6 million in 2009, and assets and life insurance in force were $4.2 billion and $30.7 billion, respectively, as of December 31, 2009. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT
(amounts in thousands, except share data)

	Quarter ended		Year ended
	December 31		December 31
	2009	2008	2009	2008

Revenues	$ 104,158	$ 89,626	$ 419,595	$ 374,326

Net income (loss)	$ 2,055	$ (7,151)	$ 10,732	$ (17,050)

Net income (loss) per share,
basic and diluted	$ 0.18	$ (0.62)	$ 0.93	$ (1.47)

Dividends paid	$ 0.27	$ 0.27	$ 1.08	$ 1.08

Average number of
shares outstanding	11,611,468	11,450,812	11,550,016	11,568,635

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “Information Concerning Directors,” “Code of Ethics,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

The information appearing in the Company’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders under the captions “Executive Officer Compensation” is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND REALTED STOCKHOLDER MATTERS

The information appearing under the captions “Security Ownership by Certain Beneficial Owners and Management” in the Company’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Company’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
Number
(a)(1) Financial Statements (See Item 7: Financial Statements and Supplementary Data)….……..…	72

(a)(2) Supplementary Data and Financial Statement Schedules

Schedules are included at the following pages:

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)  Exhibits

Exhibit
Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as
Exhibit 3(a) to the Company’s 10-Q Report for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K Report for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q Report
for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	First Amendment to 2009 Restatement, Kansas City Life Deferred Compensation Plan
Twelfth Amendment, Kansas City Life Deferred Compensation Plan.

10(b)	Thirty-Second Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan
Thirty-First Amendment, Kansas City Life Insurance Company Savings and Profit Sharing Plan

10(c)
Fourteenth Amendment, Kansas City Life Employee Stock Plan.  [Filed as Exhibit 10(c) to the Company’s 10-K Report for 2005 and incorporated herein by reference, and the Amended and Restated Kansas City Life Insurance Company Stock Plan filed as Exhibit 10(c) to the Company’s 10-K Report for 2001 and incorporated herein by reference]

10(d)	Third Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the Company’s 10-K Report for 2008 and incorporated herein by reference]

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(e)	Prospectus for Kansas City Life Insurance Company Savings and Investment Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 26, 2010
(Principal Executive Officer)
Date: February 26, 2010	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director; Senior Vice President,
Walter E. Bixby	General Counsel and Secretary
Director and Vice Chairman	Date: February 26, 2010
of the Board
Date: February 26, 2010	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/ John C. Cozad	Director
John C. Cozad	Date: February 26, 2010
Director
Date: February 26, 2010

By: /s/ Kevin G. Barth
Kevin G. Barth
Director
Date: February 26, 2010

By: /s/ Mark A. Milton
Mark A. Milton
Director; Senior Vice President, Actuary
Date: February 26, 2010