Form 10-Q
period 2010-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2010-04-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or
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
Yes [  ]                                           No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                Accelerated filer [X]

Non-accelerated filer [  ]                                                Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                                           No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,496,290 shares
Class	Outstanding March 31, 2010

KANSAS CITY LIFE INSURANCE COMPANY

Part I Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,539,151	$2,469,272
Equity securities available for sale, at fair value	37,826	36,876
Mortgage loans	456,489	457,582
Real estate	115,017	114,076
Policy loans	84,896	85,585
Short-term investments	106,770	138,704
Total investments	3,340,149	3,302,095

Cash	5,809	4,981
Accrued investment income	37,300	32,989
Deferred acquisition costs	198,540	209,495
Value of business acquired	60,325	66,114
Reinsurance receivables	183,373	179,365
Property and equipment	24,066	24,393
Income taxes	3,762	8,784
Other assets	33,146	35,145
Separate account assets	324,924	312,824
Total assets	$4,211,394	$4,176,185

LIABILITIES
Future policy benefits	$872,987	$866,889
Policyholder account balances	2,044,534	2,048,828
Policy and contract claims	33,667	33,484
Other policyholder funds	142,606	137,847
Income taxes	30,336	21,851
Other liabilities	122,484	126,099
Separate account liabilities	324,924	312,824
Total liabilities	3,571,538	3,547,822

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,072	41,068
Retained earnings	755,077	757,225
Accumulated other comprehensive loss	(20,721)	(36,477)
Treasury stock, at cost (2010 - 7,000,390 shares;
2009 - 6,931,589 shares)	(158,693)	(156,574)
Total stockholders' equity	639,856	628,363

Total liabilities and stockholders' equity	$4,211,394	$4,176,185

See accompanying Notes to Consolidated Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended March 31
	2010	2009
REVENUES	(Unaudited)
Insurance revenues:
Premiums	$47,929	$46,540
Contract charges	26,679	26,768
Reinsurance ceded	(13,302)	(12,539)
Total insurance revenues	61,306	60,769
Investment revenues:
Net investment income	43,304	43,139
Realized investment gains, excluding
impairment losses	1,323	1,414
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,591)	(21,406)
Portion of impairment losses recognized in
other comprehensive income	5	15,288
Net impairment losses recognized in earnings	(1,586)	(6,118)
Total investment revenues	43,041	38,435
Other revenues	2,420	2,431
Total revenues	106,767	101,635

BENEFITS AND EXPENSES
Policyholder benefits	47,791	48,687
Interest credited to policyholder account balances	21,200	21,174
Amortization of deferred acquisition costs
and value of business acquired	10,519	12,479
Operating expenses	24,290	26,254
Total benefits and expenses	103,800	108,594

Income (loss) before income tax expense (benefit)	2,967	(6,959)

Income tax expense (benefit)	2,004	(2,411)

NET INCOME (LOSS)	$963	$(4,548)

Comprehensive income (loss), net of taxes:
Change in net unrealized gains and (losses) on
securities available for sale	$15,756	$442
Other comprehensive income	15,756	442

COMPREHENSIVE INCOME (LOSS)	$16,719	$(4,106)

Basic and diluted earnings per share:
Net income (loss)	$0.08	$(0.40)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Quarter Ended
March 31, 2010
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,068
Excess of proceeds over cost of treasury stock sold	4

End of period	41,072

RETAINED EARNINGS
Beginning of period	757,225
Net income	963
Stockholder dividends of $0.27 per share
(2009 - $1.08)	(3,111)

End of period	755,077

ACCUMULATED OTHER COMPREHENSIVE
LOSS
Beginning of period	(36,477)
Other comprehensive income	15,756

End of period	(20,721)

TREASURY STOCK, at cost
Beginning of period	(156,574)
Cost of 69,104 shares acquired
(2009 - 396,821 shares)	(2,123)
Cost of 303 shares sold
(2009 - 526,708 shares)	4

End of period	(158,693)

TOTAL STOCKHOLDERS' EQUITY	$639,856

See accompanying Notes to Consolidated Financial Statements (Unaudited)

KANSAS CITY LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net cash provided	$1,750	$12,557

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(108,969)	(68,657)
Equity securities	(475)	(592)
Mortgage loans	(7,625)	(12,260)
Real estate	(1,888)	(4,060)
Sales of investments:
Fixed maturity securities	12,729	9,039
Equity securities	-	1,406
Real estate	600	2,736
Other investment assets	32,623	4,043
Maturities and principal paydowns of investments:
Fixed maturity securities	65,301	48,130
Mortgage loans	8,718	11,654
Net dispositions of property and equipment	113	291
Net cash provided (used)	1,127	(8,270)

FINANCING ACTIVITIES
Repayment of borrowings	-	(2,900)
Deposits on policyholder account balances	53,728	53,947
Withdrawals from policyholder account balances	(53,424)	(59,435)
Net transfers from (to) separate accounts	(467)	3,920
Change in other deposits	3,340	3,093
Cash dividends to stockholders	(3,111)	(3,112)
Net acquisition of treasury stock	(2,115)	(1,566)
Net cash used	(2,049)	(6,053)

Increase (decrease) in cash	828	(1,766)
Cash at beginning of year	4,981	9,720

Cash at end of period	$5,809	$7,954

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim consolidated financial statements, the accompanying notes to these unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Kansas City Life Insurance Company include the accounts of the consolidated entity (the Company) which primarily consists of three life insurance companies.  Kansas City Life Insurance Company (Kansas City Life) is the parent company.  Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2009   Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2010 and the results of operations for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies
Presented below is a summary of significant accounting policies used by the Company.  This is not intended to be an exhaustive list of all accounting policies used by the Company.  For a full discussion, please refer to the Company’s 2009 Form 10-K as filed with the Securities and Exchange Commission.

Investments
Investment income is recognized when earned.   Realized gains and losses on the sale of investments are determined on the basis of specific security identification and are recorded on the trade date. Securities available for sale are stated at fair value.  Unrealized gains and losses, net of adjustments to deferred acquisition costs (DAC), value of business acquired (VOBA), policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive loss in stockholders' equity.  Unrealized losses represent the difference between amortized cost and fair value on the valuation date.  The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized.  The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains or losses had been realized and the proceeds reinvested at current market interest rates, which were lower than the then-current effective portfolio rate.

The Company’s fair value of fixed maturity and equity securities are derived from external pricing sources, brokers, and internal matrices and calculations.  At March 31, 2010, approximately 93% of the carrying value of these investments was from external pricing services and 7% was derived from brokers, internal matrices and calculations.  The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired are identified in a timely fashion and properly valued.  Other-than-temporary impairments that are determined to be due to credit are charged against earnings as realized investment losses.  Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method.  See Note 4 – Investments for further details.

Investment income on residential mortgage-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase.  Subsequent revisions in those assumptions are recorded using the retrospective method, except for adjustable rate residential mortgage-backed securities where the prospective method is used.  Under the retrospective method the amortized cost of the security is adjusted to the amount that would have existed had the revised

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

assumptions been in place at the time of purchase.  Under the prospective method, future cash flows are estimated and interest income is recognized going forward using the new effective yield to maturity.  The adjustments to amortized cost under both methods are recorded as a charge or credit to net investment income.  The Company bases its historical results from individual securities and internal assessments of likely future results for these securities.   These results are based upon validations and comparisons to similar securities provided by third parties, such as rating agencies.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a valuation reserve for potential future losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  The valuation reserve is determined based upon historical impairment experience and insurance industry studies.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

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

Valuation of Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity.  The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive loss.  The unrealized gains or losses are recorded net of the adjustment to policyholder account balances to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested.

The Company monitors the various markets in which its investments are traded.  The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values.  At March 31, 2010 the Company used a second independent third-party pricing service to validate the fair market values provided by the primary pricing service.  The Company also used the second pricing service to determine the fair value of certain securities for which the primary pricing service was unable to provide a value.  At March 31, 2010, 99% of the value of the Company’s fixed maturity and equity securities that were priced by external pricing services was from the primary third-party pricing service and 1% was from the second independent pricing service.  The Company reviews values received from independent pricing sources for validity.  In addition, the Company tests a limited number of securities each reporting period to further validate reliance on the fair values provided.  When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers.  When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors appropriate for the specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors.  The Company creates a matrix of factors from which to calculate an estimable value.  However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to place the security for sale in the current market.

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

At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded.  This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio.  Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost.  The Company prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six consecutive months or more, investments that have previously been written down and that remain in an unrealized loss position greater than 20% of their value, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the amortized cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that are determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the Consolidated Statements of Income.

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

Any of these situations could result in a change to income in a future period.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events.  DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts.  Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry.  Short-term deviations in experience affect the amortization of DAC and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted.  If it is determined that it is appropriate to change the long-term assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated.  Certain assumptions, such as interest spreads and surrender rates, may be interrelated.  As such, unlocking adjustments often reflect revisions to multiple assumptions.  The balances of DAC and VOBA are immediately impacted by any assumption changes, with the change reflected through the Consolidated Statements of Income as an unlocking adjustment in the amount of DAC or VOBA amortized.  These adjustments can be positive or negative.  The impact of unlocking adjustments from the changes in estimates for the periods reported are included in the Consolidated Results of Operations and Operating Results by Segment sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this document.

During the quarter ended March 31, 2010, the Company recorded adjustments to commissions and the amortization of DAC that increased net income by approximately $0.4 million.  The adjustments relate to amounts not recorded properly during 2009.  Management has evaluated the adjustment and considers it to be immaterial.

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
A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and VOBA, and a 2% decrease in DAC and VOBA, which would be an increase in current period amortization.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.
A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and VOBA, and a 1% decrease in DAC and VOBA, which would be an increase in current period amortization.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and VOBA, and a 1% decrease in DAC and VOBA, which would be an increase in current period amortization.
Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and VOBA, and a 1% decrease in DAC and VOBA, which would be an increase in current period amortization.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Net asset value of the separate accounts is calculated in a manner consistent with GAAP for investments companies and is determinative of their fair value.  Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks.  The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted.  Some of the separate accounts also invest in fixed income securities.  The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account.  Sale of plan assets may be at values less than NAV and certain redemption restrictions may apply.

The total separate account assets were $324.9 million as of March 31, 2010.  Variable universal life and variable annuity assets comprised 29% and 71% of this amount, respectively.  Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts and GMDB are provided on variable annuities.  The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met.  The Company also offers a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The current value of variable annuity separate accounts with the GMWB rider was $65.5 million and the guarantee liability was $(1.9) million at March 31, 2010 compared to $57.9 million and $(1.6) million, respectively, at December 31, 2009.  The value of the GMWB rider is recorded at fair value.  The change in this value is included in policyholder benefits in the Consolidated Statements of Income.

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

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company remains contingently liable if the reinsurer should be unable to meet obligations assumed under the reinsurance contract. Should a reinsurer become insolvent, the Company could recapture the business ceded to this reinsurer.  The Company monitors the relative financial strength and viability of its reinsurance partners. The Company had one reinsurance counterparty whose credit rating was below investment grade at March 31, 2010.  Total reserves ceded to this reinsurer were $3.0 million at March 31, 2010.  If this reinsurer became insolvent, the recapture of the business ceded to this reinsurer would result in an increase in reserves of $3.0 million.

Reinsurance receivables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits and policyholder account balances.

Health Care Reform
The Company has assessed, based upon the information available, the Health Care Reform Act, as passed in the first quarter 2010.  The Company has considered its medical and dental plans provided for employees, agents and retirees.  While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements.  The Company does not provide a separate prescription drug plan to its retirees.  In addition, the Company does not sell any medical insurance or prescription drug coverage.  However, the Company does sell dental insurance but believes that the impact of this Act is immaterial to this product.  The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

2.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued new guidance to require companies with derivative instruments to disclose information about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This guidance became effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted it on January 1, 2009 with no material impact to the consolidated financial statements.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009 with no material impact to the consolidated financial statements.

In April 2009, the FASB issued new guidance regarding other-than-temporary impairment of debt securities and changes in the recognition and presentation of debt securities determined to be other-than-temporarily impaired.  The guidance requires an enterprise to bifurcate any other-than-temporary impairment between credit and non-credit impairments and then establish accounting treatment for each aspect, in current and subsequent periods.  Retroactive application became required to other-than-temporary impairments recorded in prior periods by making a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) in the period of adoption.  This guidance became effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The Company elected early adoption effective for the period ended March 31, 2009 with retroactive application effective January 1, 2009.  For additional information pertaining to this guidance, please see Note 6 – Accumulated Effect of Change in Accounting Principle.

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

In June 2009, the FASB issued new guidance to establish the FASB Accounting Standards Codification (ASC) as a source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  This guidance replaced previous guidance related to the same issue and became effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted it upon issuance, with no material impact to the consolidated financial statements.

In January 2010, the FASB issued amendments to existing guidance regarding accounting and reporting for decreases in ownership of a subsidiary.  The amendments affect entities that experience a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect entities that exchange a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  This guidance became effective for interim and annual reporting periods ending after December 15, 2009 for the Company since it had previously adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  The Company adopted it on January 1, 2010 with no material impact to the consolidated financial statements.

In January 2010, the FASB issued new guidance to improve disclosures about fair value measurements.  This guidance requires new disclosures and clarification of existing disclosures regarding Levels 1, 2 and 3 in the fair value hierarchy.  The majority of this guidance became effective for interim and annual reporting periods beginning after December 15, 2009.  However, disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010, and for interim periods within those

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

years.  The Company adopted the guidance on January 1, 2010 with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued during the quarter ended March 31, 2010 did not relate to accounting policies and procedures pertinent to the Company at this time.

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

Determination of Fair Value
The Company bases fair values on the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  Accordingly, the Company utilizes independent third-party pricing services to determine the majority of its fair values.

The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the primary pricing service. However, if the primary pricing service does not provide a price, the Company utilizes a second pricing service if a price is available.  In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers.  Generally, the Company pursues and utilizes only one broker quote per security.  In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.  If a broker price is not available, the Company determines a carrying value through various valuation techniques that include using option pricing models, discounted cash flows, spread-based models or similar techniques depending upon the specific security to be priced.  These techniques are primarily applied to private placement securities.  The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

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

The Company owned six issues of similar securities for which values were not provided from the Company’s primary pricing service as of March 31, 2010.  The Company received quoted prices from brokers for five of these securities.  Since all six securities are similar, the Company utilized the mid-point of these prices to determine the fair value for these six securities.  In addition, the Company had one security where the fair value utilized was different from the independent pricing service.  The fair value was instead developed through internal estimates and resulted in an increase in the recorded fair value of $0.2 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company’s own estimates of fair value are derived in a number of ways including, but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity, and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) observable market prices and exchange transaction information not provided by external pricing services; 6) statement values provided to the Company by fund managers; and 7) option pricing models.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value is disclosed.

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

Loans
The Company does not record loans at fair value.  As such, valuation techniques discussed herein for loans are primarily for estimating fair value for purpose of disclosure.

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

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company offers a GMWB rider that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The value of variable annuity separate accounts with the GMWB rider was $65.5 million and the guarantee liability was $(1.9) million at March 31, 2010 compared to $57.9 million and $(1.6) million, respectively, at December 31, 2009.  The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  Fair value for GMWB rider contracts results in a Level 3 valuation as it is based on models which utilize significant unobservable inputs.  These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Notes Payable
The Company had no short-term borrowings at March 31, 2010 or December 31, 2009.  The carrying amount of borrowings are determined by a reasonable estimate of fair value because of the relatively short time between the origination of the borrowings and their expected repayment and maturities.

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	March 31, 2010
Assets:	Level 1	Level 2	Level 3	Total
Bonds:
U.S. Treasury securities and
obligations of U.S. Government	$11,152	$112,824	$8,246	$132,222
Federal agencies 1	-	28,951	-	28,951
Federal agency issued
residential mortgage-backed securities 1	-	167,158	-	167,158
Subtotal	11,152	308,933	8,246	328,331
Corporate obligations:
Industrial	-	425,412	2,963	428,375
Energy	-	199,303	-	199,303
Technology	-	41,206	-	41,206
Communications	-	82,647	-	82,647
Financial	-	368,554	2,726	371,280
Consumer	-	276,602	22,254	298,856
Public utilities	-	293,452	-	293,452
Subtotal	-	1,687,176	27,943	1,715,119
Corporate private-labeled residential
mortgage-backed securities	-	199,951	-	199,951
Other	-	272,955	8,783	281,738
Redeemable preferred stocks	14,012	-	-	14,012
Subtotal	25,164	2,469,015	44,972	2,539,151
Equity securities	3,691	27,986	6,149	37,826
Total	$28,855	$2,497,001	$51,121	$2,576,977

Percent of Total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(1,873)	$(1,873)
Total	$-	$-	$(1,873)	$(1,873)

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	December 31, 2009
Assets:	Level 1	Level 2	Level 3	Total
Bonds:
U.S. Treasury securities and
obligations of U.S. Government	$9,939	$97,723	$14,275	$121,937
Federal agencies 1	-	28,321	-	28,321
Federal agency issued
residential mortgage-backed securities 1	-	172,515	-	172,515
Subtotal	9,939	298,559	14,275	322,773
Corporate obligations:
Industrial	-	412,292	3,654	415,946
Energy	-	200,340	-	200,340
Technology	-	40,864	-	40,864
Communications	-	86,264	-	86,264
Financial	-	361,768	2,840	364,608
Consumer	-	284,910	22,596	307,506
Public utilities	-	287,687	-	287,687
Subtotal	-	1,674,125	29,090	1,703,215
Corporate private-labeled residential
mortgage-backed securities	-	200,002	-	200,002
Other	-	220,572	9,109	229,681
Redeemable preferred stocks	13,601	-	-	13,601
Subtotal	23,540	2,393,258	52,474	2,469,272
Equity securities	3,400	27,427	6,049	36,876
Total	$26,940	$2,420,685	$58,523	$2,506,148

Percent of Total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(1,642)	$(1,642)
Total	$-	$-	$(1,642)	$(1,642)

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level.

	March 31, 2010

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$25,164	$2,353,240	$-	$2,378,404
Priced from independent broker quotations	-	111,210	-	111,210
Priced from internal matrices and calculations	-	4,565	44,972	49,537
Subtotal	25,164	2,469,015	44,972	2,539,151
Equity securities available for sale:
Priced from external pricing services	3,691	2,491	-	6,182
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,495	6,149	31,644
Subtotal	3,691	27,986	6,149	37,826
Total	$28,855	$2,497,001	$51,121	$2,576,977
Percent of Total	1%	97%	2%	100%

	December 31, 2009

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$23,540	$2,277,303	$-	$2,300,843
Priced from independent broker quotations	-	111,587	-	111,587
Priced from internal matrices and calculations	-	4,368	52,474	56,842
Subtotal	23,540	2,393,258	52,474	2,469,272
Equity securities available for sale:
Priced from external pricing services	3,400	2,407	-	5,807
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,020	6,049	31,069
Subtotal	3,400	27,427	6,049	36,876
Total	$26,940	$2,420,685	$58,523	$2,506,148
Percent of Total	1%	97%	2%	100%

The changes in Level 1 assets measured at fair value on a recurring basis for the quarter ended March 31, 2010 are summarized below:

	March 31, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	March 31,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	March 31, 2010
Assets:
Fixed maturities available
for sale	$23,540	$(3)	$329	$-	$1,298	$25,164	$329
Equity securities available
for sale	3,400	-	291	-	-	3,691	291
Total	$26,940	$(3)	$620	$-	$1,298	$28,855	$620

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in Level 2 assets measured at fair value on a recurring basis for the quarter ended March 31, 2010 are summarized below:

	March 31, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	March 31,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	March 31, 2010
Assets:
Fixed maturities available
for sale	$2,393,258	$706	$39,176	$27,240	$8,635	$2,469,015	$39,897
Equity securities available
for sale	27,427	-	85	474	-	27,986	85
Total	$2,420,685	$706	$39,261	$27,714	$8,635	$2,497,001	$39,982

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010 and year ended December 31, 2009 are summarized below:

	March 31, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	March 31,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	March 31, 2010
Assets:
Fixed maturities available
for sale	$52,474	$(336)	$(200)	$2,967	$(9,933)	$44,972	$(200)
Equity securities available
for sale	6,049	-	100	-	-	6,149	100
Total	$58,523	$(336)	$(100)	$2,967	$(9,933)	$51,121	$(100)

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$(1,642)	$(233)	$-	$2	$-	$(1,873)	$-

	December 31, 2009
						Ending	Net
	Beginning		Included in			Balance	Unrealized Gains
	Balance as	Included	Other	Purchases	Net	as of	(Losses) at
	of December 31,	in	Comprehensive	and	Transfers	December 31,	December 31,
	2008	Earnings	Income	Dispositions	in (out)	2009	2009
Assets:
Fixed maturities available
for sale	$89,499	$(1,172)	$3,100	$(1,985)	$(36,968)	$52,474	$2,533
Equity securities available
for sale	5,141	-	229	(129)	808	6,049	228
Total	$94,640	$(1,172)	$3,329	$(2,114)	$(36,160)	$58,523	$2,761

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$755	$(2,452)	$-	$55	$-	$(1,642)	$-

The roll forward of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period.  Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted.  Next, any securities

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added.  Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted.  The ending balance represents the current fair value of securities which are designated as Level 3.

The roll forward of Level 3 liabilities begins with the prior period balance and adjusts for the realized gains or losses that occurred during the current period.  These realized gains or losses are reflected as policyholder benefits in the Consolidated Statements of Income.  Issuances, or new sales, are then added and settlements are subtracted.  The ending balance represents the current fair value of liabilities which are designated as Level 3.  The guaranteed minimum withdrawal benefits balance totaled $(1.6) million at December 31, 2009.  This balance decreased in value by $0.2 million during 2010, largely due to favorable returns in the capital markets.

The Company had $0.4 million transfers into Level 3 and $10.3 million transfers out of Level 3 for the quarter ended March 31, 2010.  The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3.  Transfers into Level 3 occur when the Company, it its opinion, cannot obtain a fair value that it believes is a Level 1 or Level 2 fair value.

The following table provides amortized cost and fair value for securities by asset class at March 31, 2010.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$127,726	$5,325	$829	$132,222
Federal agencies 1	27,453	1,498	-	28,951
Federal agency issued
residential mortgage-backed securities 1	158,378	8,807	27	167,158
Subtotal	313,557	15,630	856	328,331
Corporate obligations:
Industrial	408,570	21,826	2,021	428,375
Energy	186,121	13,473	291	199,303
Technology	39,352	2,171	317	41,206
Communications	79,884	3,598	835	82,647
Financial	368,771	11,363	8,854	371,280
Consumer	281,560	18,760	1,464	298,856
Public utilities	276,506	18,853	1,907	293,452
Total corporate obligations	1,640,764	90,044	15,689	1,715,119
Corporate private-labeled residential
mortgage-backed securities	235,946	622	36,617	199,951
Other	295,555	5,248	19,065	281,738
Redeemable preferred stocks	14,866	208	1,062	14,012
Fixed maturity securities	2,500,688	111,752	73,289	2,539,151
Equity securities	35,880	2,108	162	37,826
Total	$2,536,568	$113,860	$73,451	$2,576,977

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides amortized cost and fair value for securities by asset class at December 31, 2009.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$118,284	$4,674	$1,021	$121,937
Federal agencies 1	27,640	681	-	28,321
Federal agency issued
residential mortgage-backed securities 1	165,350	7,220	55	172,515
Subtotal	311,274	12,575	1,076	322,773
Corporate obligations:
Industrial	400,775	17,773	2,602	415,946
Energy	190,836	10,703	1,199	200,340
Technology	39,358	1,919	413	40,864
Communications	84,146	3,492	1,374	86,264
Financial	371,179	9,247	15,818	364,608
Consumer	294,732	15,210	2,436	307,506
Public utilities	273,796	16,012	2,121	287,687
Total corporate obligations	1,654,822	74,356	25,963	1,703,215
Corporate private-labeled residential
mortgage-backed securities	242,545	387	42,930	200,002
Other	247,009	4,349	21,677	229,681
Redeemable preferred stocks	14,866	98	1,363	13,601
Fixed maturity securities	2,470,516	91,765	93,009	2,469,272
Equity securities	35,405	1,657	186	36,876
Total	$2,505,921	$93,422	$93,195	$2,506,148

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The table below is a summary of fair value estimates as of March 31, 2010 and December 31, 2009 for financial instruments.  The Company has not included assets and liabilities that are not financial instruments in this disclosure.  The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments:
Fixed maturities available for sale	$2,539,151	$2,539,151	$2,469,272	$2,469,272
Equity securities available for sale	37,826	37,826	36,876	36,876
Mortgage loans	456,489	471,530	457,582	456,819
Policy loans	84,896	84,896	85,585	85,585
Cash and short-term investments	112,579	112,579	143,685	143,685
Separate account assets	324,924	324,924	312,824	312,824

Liabilities:
Individual and group annuities	1,001,724	980,164	999,500	977,573
Notes payable	-	-	-	-
Supplementary contracts without
life contingencies	58,963	57,234	59,399	57,023
Separate account liabilities	324,924	324,924	312,824	312,824

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

4.  INVESTMENTS

Contractual Maturities
The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of March 31, 2010.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$91,889	$93,485
Due after one year through five years	528,032	556,438
Due after five years through ten years	813,971	855,834
Due after ten years	554,553	544,909
Securities with variable principal payments	497,377	474,473
Redeemable preferred stocks	14,866	14,012

	$2,500,688	$2,539,151

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses by asset class for the quarters ended March 31, 2010 and 2009.

	Quarter Ended
	March 31
	2010	2009
Gross gains resulting from:
Sales of investment securities:
Corporate obligations:
Industrial	$229	$-
Communications	297	-
Consumer	477	-
Investment securities called and other:
Federal agency issued
residential mortgage-backed securities 1	-	191
Corporate obligations:
Industrial	175	-
Energy	53	-
Consumer	19	-
Corporate private-labeled residential
mortgage-backed securities	1	-
Other	50	58
Sales of real estate	-	661
Total gross gains	1,301	910

Gross losses resulting from:
Sales of investment securities	-	-
Investment securities called and other:
Other	(88)	(1)
Total gross losses	(88)	(1)
Amortization of DAC and VOBA	110	505
Net realized investment gains, excluding
impairment losses	1,323	1,414

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Quarter Ended
	March 31
	2010	2009
Net impairment losses recognized in earnings:
Corporate obligations:
Industrial	-	(4,332)
Financial	-	(2,011)
Consumer	-	(1,697)
Corporate private-labeled residential
mortgage-backed securities	(851)	(13,366)
Other	(740)	-
Total other-than-temporary impairment losses	(1,591)	(21,406)
Portion of loss recognized in other
comprehensive income:
Corporate obligations:
Industrial	-	1,676
Financial	-	465
Consumer	-	462
Corporate private-labeled residential
mortgage-backed securities	5	12,685
Net impairment losses recognized in earnings	(1,586)	(6,118)
Realized investment losses	$(263)	$(4,704)

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Unrealized Losses on Investments
The Company reviews all security investments, particularly those having unrealized losses.  Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk.  These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer.  The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.  Relevant facts and circumstances considered are described in the Valuation of Investments section of  Note 1 – Nature of Operations and Significant Accounting Policies.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that were determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the Consolidated Statements of Income.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit.  These risks and uncertainties are described in the Valuation of Investments Section of Note 1.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

At March 31, 2010, the Company had gross unrealized losses of $73.5 million on investment securities, including fixed maturity and equity securities that had a fair value of $751.8 million.  In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments.  Accordingly, the Company bifurcated these impairments between credit and non-credit impairments.  As identified in the Consolidated Statements of Income, the Company had non-credit impairments of less than $0.1 million on securities considered to be impaired for the three months ended March 31, 2010.  As of December 31, 2009, the Company had gross unrealized losses of $93.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $814.4 million. The decrease in unrealized losses was primarily attributable to decreased credit and liquidity risk discounts in the pricing of financial assets.  Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

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

If the cash flow for a collateralized security is determined to be less than the amortized cost, the difference is recorded as an other-than-temporary impairment due to credit in the Consolidated Statements of Income.

The total impairment for any security that is deemed to have an other-than-temporary impairment is recorded in the statement of income as a net realized loss from investments.  The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Income and reflected in other comprehensive income (loss) and accumulated other comprehensive loss, which is a component of stockholders’ equity in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale as of March 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$41,373	$724	$3,024	$105	$44,397	$829
Federal agency issued
residential mortgage-backed securities 1	-	-	5,964	27	5,964	27
Subtotal	41,373	724	8,988	132	50,361	856
Corporate obligations:
Industrial	59,510	1,160	15,580	861	75,090	2,021
Energy	9,322	42	5,085	249	14,407	291
Technology	4,069	17	7,407	300	11,476	317
Communications	4,422	36	17,432	799	21,854	835
Financial	36,380	606	103,428	8,248	139,808	8,854
Consumer	16,014	716	17,869	748	33,883	1,464
Public utilities	31,662	725	11,783	1,182	43,445	1,907
Total corporate obligations	161,379	3,302	178,584	12,387	339,963	15,689
Corporate private-labeled residential
mortgage-backed securities	12,724	163	155,628	36,454	168,352	36,617
Other	42,877	714	139,452	18,351	182,329	19,065
Redeemable preferred stocks	831	2	7,973	1,060	8,804	1,062
Fixed maturity securities	259,184	4,905	490,625	68,384	749,809	73,289
Equity securities	-	-	2,009	162	2,009	162
Total	$259,184	$4,905	$492,634	$68,546	$751,818	$73,451

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding unrealized losses on fixed maturity and equity security investments available for sale as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$30,616	$913	$3,040	$108	$33,656	$1,021
Federal agency issued
residential mortgage-backed securities 1	1,363	4	6,191	51	7,554	55
Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121
Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363
Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009
Equity securities	-	-	1,986	186	1,986	186
Total	$242,655	$7,171	$571,794	$86,024	$814,449	$93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At March 31, 2010, 93% of gross unrealized losses on investment securities had been in place for 12 consecutive months or longer.  The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $68.5 million at March 31, 2010.  The largest component of this decrease was from the corporate obligations category, which decreased $10.5 million during the first quarter of 2010.  In addition, 7% of gross unrealized losses had been recorded for less than 12 consecutive months.  Total unrealized losses in this category improved to $4.9 million at March 31, 2010 from $7.2 million at December 31, 2009.  Corporate private-labeled residential mortgage-backed securities accounted for the largest portion of this decrease.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At March 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	79 security issues representing 40% of the issues with unrealized losses, including 95% being rated as investment grade, were below cost for less than one year;
•	77 security issues representing 39% of the issues with unrealized losses, including 74% being rated as investment grade, were below cost for one year or more and less than three years; and
•	43 security issues representing 21% of the issues with unrealized losses, including 77% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 199 at March 31, 2010.  These results were primarily due to two factors.  First, the Company has and continues to purchase high quality investments.  Second, the economy has improved since last year-end, but continues to affect securities that the Company owns.

The following tables provide the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of March 31, 2010 and December 31, 2009.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2010
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$5,389	$9
Due after one year through five years	50,234	2,959
Due after five years through ten years	177,188	6,587
Due after ten years	298,049	25,423
Total	530,860	34,978
Securities with variable principal payments	210,145	37,249
Redeemable preferred stocks	8,804	1,062
Total	$749,809	$73,289

	December 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521
Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363
Total	$812,463	$93,009

The Company performs ongoing monitoring of asset-backed securities, including residential mortgage-backed securities on a recurring analysis of cash flows as provided for under GAAP investments deemed to be below investment grade.  The net present value of expected cash flows is compared to remaining amortized value and all shortfalls are immediately recognized in the current period Consolidated Statements of Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Following is a discussion of non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at March 31, 2010.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates.
Issuer recently amended credit agreements and the security
continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation backed by residential	Impacted by delinquencies and foreclosures in subprime and
mortgage-backed securities	Alt-A markets and extreme declines in market valuations regardless of individual security performance. Investment continues to
perform within contractual obligations.

Native American hotel and entertainment security	Negative impact of economy on hotel and entertainment business in Northeast. Guarantees from monoline insurer have begun to supplement required payments.

Proceeds from sales of investment securities available for sale, excluding maturities and calls, for the first quarter ended March 31, 2010 was $12.7 million with gross realized gains of $1.0 million and no gross realized losses.  Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

Credit losses on securities held at beginning of period in other
comprehensive income (loss)	$8,179
Additions for credit losses not previously recognized in other-than-
temporary impairment	334
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	1,252
Reductions for securities sold during the period (realized)	-
Reductions for securities previously recognized in other
comprehensive income (loss) earnings because of intent to sell
the security before recovery of its amortized cost basis	-
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	(437)
Credit losses on securities held at the end of period in other
comprehensive income (loss)	$9,328

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below provides information about other comprehensive income for the quarter ended March 31, 2010.

Net unrealized gains (losses) arising during the year	$39,807
Less:
Realized investment gains, excluding
impairment losses	1,213
Other-than-temporary impairment losses
recognized in earnings	(1,591)
Other-than-temporary impairment losses
recognized in other comprehensive income	5
Net unrealized gains (losses) excluding impairment losses	40,180
Change in benefit plan obligations	-
Effect on DAC and VOBA	(14,059)
Policyholder account balances	(1,881)
Deferred income taxes	(8,484)
Other comprehensive income	15,756
Net income	963
Comprehensive income	$16,719

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at March 31, 2010.

	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Benefit	DAC/	Policyholder
	Non-Impaired	Impaired	Plan	VOBA	Account
	Securities	Securities	Obligations	Impact	Balances	Tax Effect	Total

Beginning of year	$22,795	$(22,566)	$(57,402)	$1,055	$-	$19,641	$(36,477)
Other comprehensive income (loss)	36,293	3,887	-	(14,059)	(1,881)	(8,484)	15,756
End of period	$59,088	$(18,679)	$(57,402)	$(13,004)	$(1,881)	$11,157	$(20,721)

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

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit for March 31, 2009 was consistent with the methodology currently employed for those securities determined to be other-than-temporarily impaired.  Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third-party, the estimate of the portion of impairment due to credit was based upon a comparison of ratings and maturity horizon for the security relative to historical default probabilities from one or more nationally recognized rating organizations.  When appropriate for any given security, sector or period in the business cycle, the historical default probability was adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis was supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default.  This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

Estimates of impairment due to credit involving collateralized securities were based upon review of projected cash flows relative to amortized cost at the time the security was determined to be other-than-temporarily impaired.  The credit component of the impairment for these securities was determined to be the difference between the amortized cost of the security and the projected cash flows.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

In the implementation of this guidance at March 31, 2009, the Company recorded an opening balance adjustment that increased retained earnings in the amount of $8.4 million and increased accumulated other comprehensive loss in the amount of $6.6 million.  The adjustment to retained earnings consisted of an increase of $8.8 million related to non-credit impairments taken in prior periods, net of tax.  This adjustment also included a $0.4 million decrease due to offsetting adjustments to DAC and VOBA, net of tax.  The adjustment to accumulated other comprehensive loss consisted of a decrease of $8.8 million related to non-credit impairments taken in prior periods, net of tax.  This adjustment also included a $2.2 million increase due to offsetting adjustments to DAC and VOBA, net of tax.

7.  NOTES PAYABLE

The Company had no notes payable at March 31, 2010 or December 31, 2009.

As a member of the Federal Home Loan Bank (FHLB) with a capital investment of $5.0 million, the Company has the ability to borrow on a collateralized basis from the FHLB.  The Company received dividends on the capital investment in the FHLB of less than $0.1 million in both the first quarter of 2010 and 2009.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines as they come due.

8.  INCOME PER SHARE

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported.  The average number of shares outstanding was 11,526,435 and 11,452,398 for the quarters ended March 31, 2010 and 2009, respectively.

9.  INCOME TAXES

The first quarter income tax expense was $2.0 million or 68% of income before tax for 2010, versus an income tax benefit of $2.4 million or 35% of income before tax for the prior year period.

The effective income tax rate in 2010 exceeded the prevailing corporate federal income tax rate of 35% primarily due to additional tax expense incurred with respect to affordable housing investments.  Affordable housing investments increased the tax rate by $1.1 million or 38% of income before tax and relates primarily to tax credit recapture events. Permanent differences, primarily from the dividends received deduction, partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

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

At March 31, 2010, the Company had a $3.8 million current tax asset and a $30.3 million deferred tax liability compared to an $8.8 million current tax asset and a $21.9 million deferred tax liability at December 31, 2009.

10.  SEGMENT INFORMATION

The Company has three reportable business segments, which are defined based on the nature of the products and services offered:  Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

consists of sales of group life, dental, vision and disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

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

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations1	Total
Insurance revenues:
First quarter:	2010	$33,533	$11,892	$16,012	$(131)	$61,306
	2009	32,731	12,816	15,366	(144)	60,769

Net investment income:
First quarter:	2010	$40,095	$151	$3,058	$-	$43,304
	2009	39,917	137	3,085	-	43,139

Net income (loss):
First quarter:	2010	$1,901	$(535)	$(403)	$-	$963
2009		(4,571)	(204)	227	-	(4,548)

1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic benefit cost for the quarters ended March 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31		March 31
	2010	2009	2010	2009

Service cost	$473	$488	$204	$169
Interest cost	1,819	1,557	458	328
Expected return on plan assets	(2,159)	(1,897)	(11)	(10)
Amortization of:
Unrecognized actuarial gain (loss)	1,034	483	(59)	35
Unrecognized prior service cost	(142)	(131)	(57)	(46)
Net periodic benefit cost	$1,025	$500	$535	$476

12.  SHARE-BASED PAYMENT

The Company has a long-term incentive plan for senior management that awards participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The awards are calculated over three-year intervals on a calendar year basis. At the conclusion of each three-year interval, participants will

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

No payments were made under this plan during the quarters ended March 31, 2010 and 2009.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end.  The cost of share-based compensation accrued as an operating expense in the first quarter of 2010 was $0.1 million, net of tax.  The change in accrual for share-based compensation that reduced operating expense in the first quarter of 2009 was $0.1 million, net of tax.

13.  COMMITMENTS

In the normal course of business, the Company has open purchase and sale commitments.  At March 31, 2010, the Company had purchase commitments to fund mortgage loans and other investments of $8.0 million. At March 31, 2010 the Company also had commitments to fund two construction-to-permanent loans of $17.8 million that are subject to the borrower’s performance.

Subsequent to March 31, 2010, the Company entered into commitments to fund additional mortgage loans of $6.1 million.

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

15.  GUARANTEES AND INDEMNIFICATIONS

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, tax credit assignment agreements, construction and lease guarantees and borrowing agreements whose terms range in duration and often are not explicitly defined.  Generally, a maximum obligation is not explicitly stated.  Therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated.  The Company is unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications.  The Company believes that the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on the financial position or results of operations.

16.  SUBSEQUENT EVENTS

On April 26, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 12, 2010 to stockholders of record as of May 6, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results.  The following is a discussion and analysis of the results of operations for the quarters ended March 31, 2010 and 2009 and the financial condition of the Company as of March 31, 2010.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2009 Form 10-K.

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

Old American sells final expense life insurance products as well as a term product targeted at younger individuals.  Old American markets it products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads.  Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force.  Old American operates in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.

The Company operates in the life insurance sector of the financial services industry in the United States.  This industry is highly competitive with respect to pricing, selection of products and quality of service.  No single competitor or any small group of competitors dominates any of the markets in which the Company operates.  General economic conditions may affect future results.  Interim results are not necessarily indicative of results for the entire year and should be read in conjunction with the Company’s 2009 Form 10-K.

The Company earns revenues primarily from premiums received from the sale of life, immediate annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets.  Revenues from the sale of traditional life insurance and immediate annuity products and accident and health products are reported as premium income for financial statement purposes.  Considerations for supplemental contracts with life contingencies are reported as part of other revenues.  However, deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities and supplementary contracts without life contingencies are not reported as premium revenues, but are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Consolidated Statements of Cash Flows.  Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

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

The Company generates cash largely through premiums collected through the sale of insurance products, deposits through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business.  In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.

Market fluctuations, often extreme in nature, in recent periods have significantly impacted the financial markets and the Company’s investments and revenues.  The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities.  These conditions may persist into the future as the credit and equity markets may continue to be challenged.  The Company is broadly diversified and has high quality investments, as 93% of all fixed maturity securities were investment grade at March 31, 2010.

The improvement in net income for the first quarter of 2010 compared to the first quarter of 2009 was due to several factors.  First, the Company experienced a lower net realized investment loss in the first quarter of 2010 compared to the first quarter of 2009.  In the first quarter of 2010, write-downs of investments due to the recognition of other-than-temporary impairments totaled $1.6 million, compared to $6.1 million in the first quarter of 2009.  Other factors contributing to the increase in net income were decreases in policyholder benefits, amortization of deferred acquisition costs and value of business acquired and operating expenses.  Partially offsetting these favorable factors were increases in reinsurance ceded on premiums and income tax expense.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties.  Those risks and uncertainties include, but are not limited to the risk factors listed in Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results as filed in the Company’s 2009 Form 10-K.

Consolidated Results of Operations

Summary of Results
The Company’s net income increased $5.5 million or 121% in the first quarter of 2010, versus the same quarter in the prior year, to a total of $1.0 million from a loss of $4.5 million.  Net income per share increased $0.48 or 120% and was $0.08 per share versus a loss of $0.40 per share in the first quarter of 2009.  A primary factor in the increase in the first quarter of 2010 was a decline in realized investment losses, as the Company experienced a $0.3 million net realized investment loss compared to a $4.7 million net realized investment loss in the first quarter of 2009.  In addition, amortization of deferred acquisition costs and value of business acquired decreased $2.0 million, operating expenses decreased $2.0 million and policyholder benefits decreased $0.9 million.  Partially offsetting these favorable items, reinsurance ceded on premiums and income tax expense increased during the first quarter of 2010.

Sales
The Company measures sales in terms of new premiums and deposits.  Sales of traditional life insurance, immediate annuities and accident and health products are reported as premium income for financial statement purposes.  Deposits received from the sale of interest sensitive products, namely universal life insurance, fixed deferred annuities, variable universal life, variable annuities and supplementary contracts without life contingencies are reflected as deposits in the Consolidated Statements of Cash Flows.

The Company’s marketing plan for individual products focuses on providing financial security with respect to life insurance, accumulation and retirement income needs.  The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.

Sales are made through the Company’s existing sales force and with the addition of new general agents and agents.  The Company believes that increasing both the number and productivity of general agents and agents is essential to this strategy.  Accordingly, the Company has been successful in recruiting new general agents and agents nationwide and has placed an emphasis on training and direct support within the field.  The Company also selectively utilizes third-party marketing arrangements to enhance its sales objectives. In addition, the Company’s marketing plan allows the Company the flexibility to identify niches in the existing market environment and to react quickly to be able to take advantage of short-term opportunities when they occur.

The Company also markets a series of group products.  These products include group life, dental, disability, and vision products.  The primary growth strategies for these products include increased productivity of the existing group representatives and planned expansion of the group distribution system.  Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the quarters ended March 31, 2010 and 2009.  New premiums are also detailed by product.

	Quarter Ended March 31
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$3,934	20	$3,268	4
Immediate annuities	5,386	24	4,359	47
Group life insurance	629	39	451	(12)
Group accident and health insurance	3,327	39	2,399	(8)
Total new premiums	13,276	27	10,477	13
Renewal premiums	34,653	(4)	36,063	2
Total premiums	$47,929	3	$46,540	5

Consolidated total premiums increased 3% in the first quarter of 2010 versus the same period in the prior year, as total new premiums increased 27% and total renewal premiums decreased 4%.  Total new premiums increased $2.8 million, largely due to a $1.0 million or 24% increase in immediate annuities that provide guaranteed lifetime income for policyowners.  The increase in immediate annuity sales represents a continuing demand for fixed-rate products by consumers.  New group accident and health premiums increased $0.9 million or 39%, reflecting higher disability and dental premiums.  New individual life premiums increased $0.7 million or 20%, as new premiums in the Old American segment increased 35%.  The increase in new premiums from the Old American segment primarily reflects expanded distribution.  The decline in renewal premiums reflected a $1.0 million or 10% decline in group accident and health premiums, largely in the dental and disability product lines, and a $0.5 million or 18% decline in group life premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the quarters ended March 31, 2010 and 2009.  New deposits are also detailed by product.

	Quarter Ended March 31
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,436	88	$1,830	(24)
Variable universal life insurance	241	(40)	404	(20)
Fixed deferred annuities	11,008	(28)	15,312	176
Variable annuities	5,923	107	2,860	(63)
Total new deposits	20,608	1	20,406	26
Renewal deposits	33,120	(1)	33,541	3
Total deposits	$53,728	-	$53,947	11

Total new deposits increased $0.2 million or 1% in the first quarter of 2010 compared with the first quarter of 2009.  New variable annuity deposits increased $3.1 million and more than doubled the sales from last year.  New universal life deposits increased $1.6 million or 88%.  Partially offsetting these results, sales of new fixed deferred annuities decreased $4.3 million or 28% compared to last year.  These changes can be attributed to changes in consumer preferences during the recent periods of volatility in the equity markets and improvements in the economy as well as to the ongoing successful recruiting of new agents and general agents.  Total renewal deposits decreased $0.4 million or 1% in the first quarter of 2010 versus last year.  These results reflected declines in the following products: 4% in universal life deposits, 12% in variable universal life deposits and 32% in variable annuity deposits.  Partially offsetting these declines was a 37% increase in fixed deferred annuity deposits.  This improvement was largely the result of higher new deposits of fixed deferred annuities in 2009.

Insurance Revenues
Insurance revenues consist of premiums and contract charges less reinsurance ceded.  In the first quarter of 2010, total insurance revenues increased $0.5 million or 1%, reflecting a $1.4 million or 3% increase in total premiums.  This increase was partially offset by a 6% increase in reinsurance ceded.  Contract charges were flat compared to one year ago.  Total annuity premiums increased 23% and total individual life premiums increased 2%, while total accident and health premiums decreased 1% compared with last year.  Total group accident and health premiums were flat compared to last year, while total group life premiums decreased 10%.  Total individual life premiums increased 2% in the Individual Insurance segment and 4% in the Old American segment.

Contract charges consist of fees charged on universal life, deposit or investment products.  Total contract charges were flat in the first quarter of 2010 compared to the first quarter of 2009.  The Company has purchased blocks of policies and companies with the express intent of servicing these blocks to achieve purchased profit streams.  Total contract charges on these closed blocks equaled 36% of total consolidated contract charges in the first quarter of 2010 compared to 38% in the first quarter of 2009.  Total contract charges on closed blocks declined 5% in the first quarter of 2010 compared to the first quarter of 2009 while total contract charges on open blocks of business increased 2%.

Reinsurance ceded increased $0.8 million or 6% in the first quarter of 2010 compared to last year.  Reinsurance ceded increased 3% for the Individual Insurance segment and 33% for the Group segment.  The increase experienced in the Group segment was largely due to increased sales from a third-party arrangement that is 100% reinsured.  Partially offsetting these, reinsurance ceded for the Old American segment declined 17%, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues
Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans.  Gross investment income increased $0.2 million or 1% in the first quarter of 2010, compared with the same period in 2009.  While invested assets increased, yields earned on investments declined slightly during the first quarter of 2010.  In addition, investment income was also positively impacted by the higher return of an alternative investment fund compared to the prior year.

Investments in mortgage loans totaled $456.5 million at March 31, 2010, down $1.1 million from December 31, 2009.  Almost all of the mortgages were commercial loans on industrial warehouses and office properties.  Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a reserve for potential future losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.  The mortgage loan reserve was $3.4 million at March 31, 2010, unchanged from December 31, 2009.  The reserve for mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses.  Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  No mortgage loans were delinquent for more than 90 days or foreclosed upon and transferred to real estate investments during 2010 or 2009.  The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.  Investment income from mortgage loans was flat in the first quarter of 2010 compared to the first quarter of 2009.

Real estate investments were $115.0 million at March 31, 2010, compared to $114.1 million at December 31, 2009.  Real estate investments consist principally of industrial warehouses, office buildings and investments in multi-family and single-family residential properties, including affordable housing properties.  The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues.  The Company also invests in unimproved land for future development.  Properties have been acquired through individual purchases, build-to-suit and speculative development.  The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale.  The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.  Gross income on real estate increased $0.4 million or 29% in the first quarter of 2010 compared to one year ago resulting from increased occupancy in certain real estate properties.

Short-term investments totaled $106.8 million at March 31, 2010, down from $138.7 million at December 31, 2009.  Short-term invested assets consist primarily of money-market funds.  The holdings of short-term investments at year-end 2009 reflected sales and maturities of long-term investments which had not been reinvested.  The decrease during the first quarter of 2010 reflects the reinvestment of these funds in long-term investments.  Income on short-term investments declined 16% in the first quarter of 2010 versus one year earlier due to a decline in short-term yields.

Net investment income is stated net of investment expenses.  Investment expenses increased $0.1 million or 3% in the first quarter compared to last year.  This increase can largely be attributed to increased taxes on real estate.

The following table provides detail concerning realized investment gains and losses for the quarters ended March 31, 2010 and 2009.

	Quarter Ended
	March 31
	2010	2009
Gross gains resulting from:
Sales of investment securities	$1,003	$-
Investment securities called and other	298	249
Sales of real estate	-	661
Total gross gains	1,301	910
Gross losses resulting from:
Sales of investment securities	-	-
Investment securities called and other	(88)	(1)
Total gross losses	(88)	(1)
Amortization of DAC and VOBA	110	505
Net realized investment gains, excluding
impairment losses	1,323	1,414

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,591)	(21,406)
Portion of loss recognized in other
comprehensive income (loss)	5	15,288
Net impairment losses recognized in earnings	(1,586)	(6,118)
Realized investment losses	$(263)	$(4,704)

The Company recorded a net realized investment loss of $0.3 million in the first quarter of 2010 compared with a $4.7 million net realized investment loss in the first quarter of 2009.  During the first quarter of 2010, investment losses of $1.6 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired.  These were partially offset by $1.0 million in gains on the sale of investment securities and $0.3 million in gains from investment securities called and other.

The Company’s analysis of securities for the quarter ended March 31, 2010 resulted in the determination that eight fixed-maturity securities had other-than-temporary impairments and were written down by a combined $1.6 million due to credit impairments.  Seven of these eight securities were additional incremental losses from residential mortgage-backed securities reflecting deterioration in cash flows from added delinquencies.  The additional losses from these residential mortgage-backed securities totaled $1.3 million in the first quarter 2010.  Less than $0.1 million of this amount was determined to be non-credit and was recognized in other comprehensive income.  The total fair value of the affected securities after the write-downs was $36.1 million.

The following table provides securities that were written down through earnings during the first quarter of 2010 by asset class:

Bonds:
Corporate private-labeled residential
mortgage-backed securities	$1,252
Other	334
Total	$1,586

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2010 exceeding $0.5 million, none of which individually exceeded this threshold.

	Impairment
Security	Loss	Description

Other - 8 securities	$1,586
Total	$1,586

The following table provides securities that were written down through earnings during the first quarter of 2009 by asset class:

Bonds:
Corporate obligations:
Industrial	$2,656
Financial	1,546
Consumer	1,235
Total corporate obligations	5,437
Corporate private-labeled residential
mortgage-backed securities	681
Total	$6,118

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2009 exceeding $0.5 million.

	Impairment
Security	Loss	Description

Trucking company	$1,636	Reduced shipping volume from the recession, new
		credit restrictions due to renegotiation of debt
		covenants, the need to retire longer-term debt
		and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled
		with rating downgrades and the need to raise
		additional capital to meet future needs.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining
		revenues and declining liquidity position.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an
		impairment to fair value.
Other - 3 securities	681
Total	$6,118

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

The following table provides information regarding fixed maturity securities by asset class as of March 31, 2010.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$132,222	5%	$87,825	$5,325	$44,397	$829
Federal agencies 1	28,951	1%	28,951	1,498	-	-
Federal agency issued
residential mortgage-backed securities 1	167,158	6%	161,194	8,807	5,964	27
Subtotal	328,331	12%	277,970	15,630	50,361	856
Corporate obligations:
Industrial	428,375	17%	353,285	21,826	75,090	2,021
Energy	199,303	8%	184,896	13,473	14,407	291
Technology	41,206	2%	29,730	2,171	11,476	317
Communications	82,647	3%	60,793	3,598	21,854	835
Financial	371,280	14%	231,472	11,363	139,808	8,854
Consumer	298,856	12%	264,973	18,760	33,883	1,464
Public utilities	293,452	11%	250,007	18,853	43,445	1,907
Subtotal	1,715,119	67%	1,375,156	90,044	339,963	15,689
Corporate private-labeled residential
mortgage-backed securities	199,951	8%	31,599	622	168,352	36,617
Other	281,738	11%	99,409	5,248	182,329	19,065
Redeemable preferred stocks	14,012	1%	5,208	208	8,804	1,062
Fixed Maturities	2,539,151	99%	1,789,342	111,752	749,809	73,289
Equity Maturities	37,826	1%	35,817	2,108	2,009	162
Total	$2,576,977	100%	$1,825,159	$113,860	$751,818	$73,451

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by asset class as of December 31, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$121,937	5%	$88,281	$4,674	$33,656	$1,021
Federal agencies 1	28,321	1%	28,321	681	-	-
Federal agency issued
residential mortgage-backed securities 1	172,515	7%	164,961	7,220	7,554	55
Subtotal	322,773	13%	281,563	12,575	41,210	1,076
Corporate obligations:
Industrial	415,946	17%	335,829	17,773	80,117	2,602
Energy	200,340	8%	176,126	10,703	24,214	1,199
Technology	40,864	2%	29,483	1,919	11,381	413
Communications	86,264	3%	63,114	3,492	23,150	1,374
Financial	364,608	15%	202,958	9,247	161,650	15,818
Consumer	307,506	12%	251,586	15,210	55,920	2,436
Public utilities	287,687	11%	233,663	16,012	54,024	2,121
Subtotal	1,703,215	68%	1,292,759	74,356	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	200,002	8%	22,870	387	177,132	42,930
Other	229,681	9%	54,519	4,349	175,162	21,677
Redeemable preferred stocks	13,601	1%	5,098	98	8,503	1,363
Fixed Maturities	2,469,272	99%	1,656,809	91,765	812,463	93,009
Equity Maturities	36,876	1%	34,890	1,657	1,986	186
Total	$2,506,148	100%	$1,691,699	$93,422	$814,449	$93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2009, the Company had $93.2 million in gross unrealized losses on investment securities which were offset by $93.4 million in gross unrealized gains.  At March 31, 2010 the Company’s unrealized losses on investment securities had decreased to $73.5 million and were offset by $113.9 million in gross unrealized gains.  Approximately 50% of the gross unrealized losses at March 31, 2010 were in the category of corporate private-labeled residential mortgage-backed securities, due to the troubled residential real estate and mortgage markets.  In addition, 21% of the gross unrealized losses were in the category of corporate obligations.  The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets.  At March 31, 2010, 71% of the fixed maturities portfolio had unrealized gains, up from 68% at December 31, 2009.

The following table identifies fixed maturity securities available for sale by rating.

	March 31, 2010		December 31, 2009
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$611,808	24%	$601,262	24%
AA	198,144	8%	150,543	6%
A	704,464	28%	696,861	29%
BBB	855,568	33%	866,902	35%
Total investment grade	2,369,984	93%	2,315,568	94%
BB	81,943	3%	78,996	3%
B and below	87,224	4%	74,708	3%
Total below investment grade	169,167	7%	153,704	6%
	$2,539,151	100%	$2,469,272	100%

As of March 31, 2010, 93% of all fixed maturity securities were investment grade, which is down slightly from 94% at December 31, 2009.  These percentages reflect the high quality of securities maintained by the Company.

Analysis of Unrealized Losses on Securities
The Company reviews all security investments, particularly those having unrealized losses.  Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk.  These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer.  The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more, investments that have previously been written down and that remain in an unrealized loss position, and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income (loss).  Equity securities that are determined to be other-than-temporary impaired are written down to fair value and the impairment is charged to the Consolidated Statements of Income.

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

The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At March 31, 2010, the Company had investments with subprime residential mortgage exposure of $20.1 million and a related $7.1 million unrealized loss.  At December 31, 2009, the Company had investments with subprime residential mortgage exposure of $20.9 million and a related $8.0 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets at both March 31, 2010 and December 31, 2009.  These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of March 31, 2010.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$74,241	$74,595	$(354)	1%
2004	68,593	79,552	(10,959)	23%
2005	31,930	42,394	(10,464)	21%
2006	4,064	4,278	(214)	-
2007	-	-	-	-
Total investment grade	178,828	200,819	(21,991)	45%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	32,389	49,928	(17,539)	35%
2006	2,465	4,777	(2,312)	5%
2007	4,034	5,812	(1,778)	4%
Total below investment grade	38,888	60,517	(21,629)	44%

Other Structured Securities:
Investment grade	104,368	107,225	(2,857)	6%
Below investment grade	42,354	44,621	(2,267)	5%
Total other	146,722	151,846	(5,124)	11%
Total structured securities	$364,438	$413,182	$(48,744)	100%

1 This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types amount vintage and credit ratings as of December 31, 2009.

	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$78,263	$80,303	$(2,040)	4%
2004	67,494	80,074	(12,580)	22%
2005	30,729	42,761	(12,032)	21%
2006	3,706	4,318	(612)	1%
2007	-	-	-	-
Total investment grade	180,192	207,456	(27,264)	48%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	30,897	50,565	(19,668)	34%
2006	2,669	5,715	(3,046)	5%
2007	3,944	5,859	(1,915)	3%
Total below investment grade	37,510	62,139	(24,629)	42%

Other Structured Securities:
Investment grade	106,822	110,327	(3,505)	6%
Below investment grade	42,659	44,965	(2,306)	4%
Total other	149,481	155,292	(5,811)	10%
Total structured securities	$367,183	$424,887	$(57,704)	100%

1 This chart accounts for all vintages owned by the Company.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of March 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$41,373	$724	$3,024	$105	$44,397	$829
Federal agency issued
residential mortgage-backed securities 1	-	-	5,964	27	5,964	27
Subtotal	41,373	724	8,988	132	50,361	856
Corporate obligations:
Industrial	59,510	1,160	15,580	861	75,090	2,021
Energy	9,322	42	5,085	249	14,407	291
Technology	4,069	17	7,407	300	11,476	317
Communications	4,422	36	17,432	799	21,854	835
Financial	36,380	606	103,428	8,248	139,808	8,854
Consumer	16,014	716	17,869	748	33,883	1,464
Public utilities	31,662	725	11,783	1,182	43,445	1,907
Total corporate obligations	161,379	3,302	178,584	12,387	339,963	15,689
Corporate private-labeled residential
mortgage-backed securities	12,724	163	155,628	36,454	168,352	36,617
Other	42,877	714	139,452	18,351	182,329	19,065
Redeemable preferred stocks	831	2	7,973	1,060	8,804	1,062
Fixed maturity securities	259,184	4,905	490,625	68,384	749,809	73,289
Equity securities	-	-	2,009	162	2,009	162
Total	$259,184	$4,905	$492,634	$68,546	$751,818	$73,451

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding investment securities with unrealized losses on fixed maturity and equity security investments available for sale, as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$30,616	$913	$3,040	$108	$33,656	$1,021
Federal agency issued
residential mortgage-backed securities 1	1,363	4	6,191	51	7,554	55
Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121
Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363
Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009
Equity securities	-	-	1,986	186	1,986	186
Total	$242,655	$7,171	$571,794	$86,024	$814,449	$93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At March 31, 2010, 93% of gross unrealized losses on investment securities had been in place for 12 consecutive months or longer.  The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $68.5 million at March 31, 2010.  The largest component of this decrease was from the corporate obligations category, which decreased $10.5 million during the first quarter of 2010.  In addition, 7% of gross unrealized losses had been recorded for less than 12 consecutive months at March 31, 2010.  Total unrealized losses in this category improved to $4.9 million at March 31, 2010 from $7.2 million at December 31, 2009.  Corporate private-labeled residential mortgage-backed securities accounted for the largest portion of this decrease.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At March 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	79 security issues representing 40% of the issues with unrealized losses, including 95% being rated as investment grade, were below cost for less than one year;
•	77 security issues representing 39% of the issues with unrealized losses, including 74% being rated as investment grade, were below cost for one year or more and less than three years; and
•	43 security issues representing 21% of the issues with unrealized losses, including 77% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and

•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 199 at March 31, 2010.  These results were primarily due to two factors.  First, the Company has and continues to purchase high quality investments.  Second, while the economy has improved since last year-end, it continues to affect securities that the Company owns.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of March 31, 2010 and December 31, 2009.

	March 31, 2010
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$602,530	$582,204	$20,326
Unrealized losses of 20% or less and greater than 10%	80,024	69,416	10,608
Subtotal	682,554	651,620	30,934
Unrealized losses greater than 20%:
Investment grade
Less than six months	15,583	12,348	3,235
Six months or more and less than twelve months	13,207	10,177	3,030
Twelve months or greater	27,499	17,850	9,649
Total investment grade	56,289	40,375	15,914
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	16,931	11,973	4,958
Total below investment grade	16,931	11,973	4,958
Unrealized losses greater than 20%	73,220	52,348	20,872
Subtotal	755,774	703,968	51,806

Securities owned with realized impairment:
Unrealized losses of 10% or less	8,486	8,054	432
Unrealized losses of 20% or less and greater than 10%	6,846	5,587	1,259
Subtotal	15,332	13,641	1,691
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	9,432	7,325	2,107
Total investment grade	9,432	7,325	2,107
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	44,731	26,884	17,847
Total below investment grade	44,731	26,884	17,847
Unrealized losses greater than 20%	54,163	34,209	19,954
Subtotal	69,495	47,850	21,645

Total unrealized losses	$825,269	$751,818	$73,451

	December 31, 2009
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$633,514	$608,280	$25,234
Unrealized losses of 20% or less and greater than 10%	109,379	94,348	15,031
Subtotal	742,893	702,628	40,265
Unrealized losses greater than 20%:
Investment grade
Less than six months	13,125	9,821	3,304
Six months or more and less than twelve months	25,413	19,627	5,786
Twelve months or greater	34,906	22,225	12,681
Total investment grade	73,444	51,673	21,771
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	4,654	2,954	1,700
Twelve months or greater	15,139	11,139	4,000
Total below investment grade	19,793	14,093	5,700
Unrealized losses greater than 20%	93,237	65,766	27,471
Subtotal	836,130	768,394	67,736

Securities owned with realized impairment:
Unrealized losses of 10% or less	4,850	4,634	216
Unrealized losses of 20% or less and greater than 10%	10,594	8,720	1,874
Subtotal	15,444	13,354	2,090
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	17,937	12,298	5,639
Total investment grade	17,937	12,298	5,639
Below investment grade
Less than six months	514	362	152
Six months or more and less than twelve months	5,859	3,944	1,915
Twelve months or greater	31,760	16,097	15,663
Total below investment grade	38,133	20,403	17,730
Unrealized losses greater than 20%	56,070	32,701	23,369
Subtotal	71,514	46,055	25,459

Total unrealized losses	$907,644	$814,449	$93,195

Total unrealized losses on fixed maturity securities at March 31, 2010 were $73.5 million.  The Company segments these unrealized losses into those on which other-than-temporary impairments have been recorded and those that have not been previously written down.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had not been recorded.  Total securities owned without other-than-temporary impairment equaled 71% of total unrealized losses.  These securities are further segmented into three primary categories.  The first category includes total unrealized losses of 10% or less of amortized cost, which totaled $20.3 million or 39% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  The second category reflects total unrealized losses of 20% or less and greater than 10%.  This category totaled $10.6 million or 21% of the total unrealized losses without other-than-temporary impairments.  The third category includes total unrealized losses greater than 20%.  This category totaled $20.9 million or 40% of the total securities without other-than-temporary impairments.

All securities with unrealized losses greater than 20% are also monitored based upon whether the securities are investment grade or below investment grade.  Securities in the investment grade category had $15.9 million in unrealized losses, while securities rated below investment grade had $5.0 million in unrealized losses at March 31, 2010.

In addition, securities having unrealized losses greater than 20% are further evaluated based upon the length of time that they have been above the 20% unrealized loss threshold.  Securities in this classification are divided into three different categories, including less than six months, six months or more and less than twelve months, and twelve months or greater.  The Company had investment grade securities with unrealized losses of greater than 20% that totaled $3.2 million and $3.0 million for less than six months and six or more and less than twelve-month periods, respectively, at March 31, 2010.  The Company had investment grade securities with unrealized losses of greater than 20% for twelve months or greater that totaled $9.7 million.  The Company also had below investment grade securities with unrealized losses of twelve months or greater that totaled $5.0 million.

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had been recorded as of March 31, 2010.  Total unrealized losses of 20% or less and greater than 10% were $1.3 million or 6% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% totaled $20.0 million or 92% of the total securities with other-than-temporary impairments.

The Company had investment grade securities with unrealized losses of greater than 20% that totaled $2.1 million for twelve months or greater at March 31, 2010.  The Company had below investment grade securities with unrealized losses of greater than 20% that totaled $17.8 million for twelve months or greater.

Total unrealized losses on the Company’s investments in securities available for sale at December 31, 2009 were $93.2 million.  Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had not been recorded as of December 31, 2009.  Total securities owned without other-than-temporary impairment equaled 73% of total unrealized losses.  Securities in the total unrealized losses of 10% or less of amortized cost category totaled $25.2 million or 37% of the total unrealized losses on fixed maturity securities without other-than-temporary impairments.  Securities in the total unrealized losses of 20% or less and greater than 10% category totaled $15.0 million or 22% of the total unrealized losses without other-than-temporary impairments.  Securities in the total unrealized losses greater than 20% category totaled $27.5 million or 41% of the total securities without other-than-temporary impairments.

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

Following is a discussion regarding those securities with unrealized losses on which other-than-temporary impairments had been recorded as of December 31, 2009.  Total unrealized losses of 20% or less and greater than 10% were $1.9 million or 7% of the total unrealized losses on securities with other-than-temporary impairments.  Total unrealized losses greater than 20% were $23.4 million or 92% of the total securities with other-than-temporary impairments.

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

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of March 31, 2010.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$261,697	35%	$17,199	23%
AA	58,506	8%	5,269	7%
A	138,859	18%	8,171	12%
BBB	165,093	22%	13,247	18%
Total investment grade	624,155	83%	43,886	60%
BB	49,609	7%	3,734	5%
B and below	76,045	10%	25,669	35%
Total below investment grade	125,654	17%	29,403	40%
	$749,809	100%	$73,289	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2009.

			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$273,810	34%	$24,801	27%
AA	38,618	5%	3,023	3%
A	148,706	18%	11,041	12%
BBB	235,671	29%	24,047	26%
Total investment grade	$696,805	86%	$62,912	68%
BB	49,136	6%	4,032	4%
B and below	66,522	8%	26,065	28%
Total below investment grade	115,658	14%	30,097	32%
	$812,463	100%	$93,009	100%

As of March 31, 2010, 83% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 86% at December 31, 2009.  In addition, 60% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities at March 31, 2010, compared to 68% at December 31, 2009.  These declines are the result of an 8% decline in total fixed maturity securities in an unrealized loss position along with an increase in below investment grade fixed maturity investments during 2010.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of March 31, 2010 and December 31, 2009.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2010
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$5,389	$9
Due after one year through five years	50,234	2,959
Due after five years through ten years	177,188	6,587
Due after ten years	298,049	25,423
Total	530,860	34,978
Securities with variable principal payments	210,145	37,249
Redeemable preferred stocks	8,804	1,062
Total	$749,809	$73,289

	December 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521
Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363
Total	$812,463	$93,009

The Company performs ongoing monitoring of asset-backed securities, including residential mortgage-backed securities on a recurring analysis of cash flows as provided for under GAAP for investments deemed to be below investment grade.  The net present value of expected cash flows is compared to remaining amortized value and all shortfalls are immediately recognized in the current Consolidated Statements of Income.

Following is a discussion of non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at March 31, 2010.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates.
Issuer recently amended credit agreements and the security
continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation backed by residential	Impacted by delinquencies and foreclosures in subprime and
mortgage-backed securities	Alt-A markets and extreme declines in market valuations regardless of individual security performance. Investment continues to
perform within contractual obligations.

Native American hotel and entertainment security	Negative impact of economy on hotel and entertainment business in Northeast. Guarantees from monoline insurer have begun to supplement required payments.

The Company has written down certain investments in previous periods.  Securities written down and still owned at March 31, 2010 had a fair value of $54.6 million with a net unrealized loss of $18.6 million.

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded.  The Company’s evaluation process is similar to its impairment evaluation process.  However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted.  The Company did not change its evaluation of any investments under this process during the first quarter of 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio.  The Company did not have any direct exposure to financial guarantors at March 31, 2010.  The Company’s indirect exposure to financial guarantors totaled $47.9 million, which was 1% of the Company’s investment assets at March 31, 2010.  The unrealized losses on these investments totaled $4.1 million at March 31, 2010.

Other Revenues
Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) by a subsidiary of the Company and fees charged on products and sales from the Company’s broker dealer subsidiary.  Other revenues were essentially flat in the first quarter of 2010 compared to last year.  Increased revenue from supplemental contract considerations and fees received from variable product managers were offset by a decrease in dividends left with the Company by policyholders.

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

Policyholder benefits decreased $0.9 million or 2% in the first quarter compared to a year ago.  Contributing to this decrease, death benefits declined $2.7 million, reflecting favorable mortality.  Other benefits, including group accident and health benefits and disability benefits, declined $0.6 million in the first quarter.  This decrease reflected declines in supplementary contract benefits, interest paid on accumulated dividends and matured endowments.  In addition, surrenders declined $0.2 million in the first quarter.  Partially offsetting these was an increase in benefit and contract reserves.  This increase largely resulted from higher annuity sales and a reduction in annuity benefit payments, as reserves are established virtually on a one-for-one basis for this product.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At March 31, 2010, the fair value of these riders decreased $0.2 million compared to the fair value at December 31, 2009. This decline can be attributed to favorable returns in the capital markets, decreases in market volatility, increased risk-free (swap) rates and changes in the reference spread used for issuer discount.  In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products.  The benefit reserve for GMDB was essentially unchanged at March 31, 2010 in comparison with December 31, 2009.

Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts.  Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.  There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts.  Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate.  Amounts credited are a function of account balances and current period crediting rates.  As account balances fluctuate, so will the amount of interest credited to policyholder account balances.  Interest credited to policyholder account balances was flat in the first quarter of 2010 compared with a year ago.  While total policyholder account balances increased during the first quarter of 2010 compared to the first quarter of 2009, this was offset by declines in crediting rates.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
Deferred acquisition costs, principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred.  These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product.  Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  At least annually, a review is performed of the assumptions related to profit expectations.  If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment.  A similar analysis is performed on VOBA at least annually and, if necessary, adjustments are made in the current period VOBA amortization.

The amortization of DAC decreased $1.6 million or 15% in the first quarter compared to one year ago.  DAC amortization was greater in the first quarter of 2009 due to higher surrenders and the impact of negative fluctuations within the financial markets due to the economic conditions that were present at that time, primarily in the variable life and annuity products.

VOBA is amortized in concert with each purchased block of business.  Generally, as policies run off, the amortization will decline over time.  The amortization of VOBA decreased $0.4 million or 18% during the first quarter.  This decrease was the result of higher amortization rates in first quarter of 2009 compared to first quarter 2010.

Operating Expenses
Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Operating expenses decreased $2.0 million or 7% in the first quarter compared to last year.  The largest factors in this decrease were declines in salaries and separation costs associated with a reduction in staffing that occurred during 2009.  Partially offsetting these items was an increase in commissions, reflecting the increase in premiums.

Income Taxes
The first quarter income tax expense was $2.0 million or 68% of income before tax for 2010, versus an income tax benefit of $2.4 million or 35% of income before tax for the prior year period.

The effective income tax rate in 2010 exceeded the prevailing corporate federal income tax rate of 35% primarily due to additional tax expense incurred with respect to affordable housing investments.  Affordable housing investments increased the tax rate by $1.1 million or 38% of income before tax and relates primarily to tax credit recapture events. Permanent differences, primarily from the dividends received deduction, partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

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

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered:  Individual Insurance, Group Insurance and Old American.  The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life.  The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements.  The Group Insurance segment consists of sales of group life, group disability, dental, and vision products.  This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements.  Old American consists of individual insurance products designed largely as final expense products.  These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.  For more information, refer to Note 10 – Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the quarters ended March 31, 2010 and 2009:

	Quarter Ended
	March 31
	2010	2009
Insurance revenues:
Premiums	$16,985	$15,807
Contract charges	26,679	26,768
Reinsurance ceded	(10,131)	(9,844)
Total insurance revenues	33,533	32,731
Investment revenues:
Net investment income	40,095	39,917
Realized investment gains, excluding
impairment losses	940	1,391
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,542)	(19,227)
Portion of impairment losses recognized in
other comprehensive income	65	13,192
Net impairment losses recognized in earnings	(1,477)	(6,035)
Total investment revenues	39,558	35,273
Other revenues	2,342	2,392
Total revenues	75,433	70,396

Policyholder benefits	27,904	28,986
Interest credited to policyholder account balances	21,200	21,174
Amortization of deferred acquisition costs
and value of business acquired	6,649	8,823
Operating expenses	15,245	18,416
Total benefits and expenses	70,998	77,399

Income (loss) before income tax expense (benefit)	4,435	(7,003)

Income tax expense (benefit)	2,534	(2,432)

Net income (loss)	$1,901	$(4,571)

Net income for this segment in the first quarter was $1.9 million, an increase of $6.5 million from a $4.6 million loss in the first quarter of 2009.  The largest factor in the improvement in 2010 was a $4.1 million decrease in realized investment losses.  This segment experienced a $0.5 million realized investment loss in the first quarter of 2010 compared to $4.6 million in the first quarter of 2009.  In addition, the amortization of deferred acquisition costs and value of business acquired decreased $2.2 million or 25%, operating expenses decreased $3.2 million or 17% and policyholder benefits decreased $1.1 million or 4% during the first quarter.  Partially offsetting these improvements, income tax expense increased $5.0 million.

Total insurance revenues for this segment increased $0.8 million or 2% in the first quarter compared with last year.  Total premiums increased 7%, as total annuity premiums increased 23%.  Contract charges were flat and reinsurance ceded premiums increased 3% in the first quarter.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the quarters ended March 31, 2010 and 2009.  New premiums are also detailed by product.

	Quarter Ended March 31
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$1,307	(1)	$1,321	(4)
Immediate annuities	5,386	24	4,359	47
Total new premiums	6,693	18	5,680	31
Renewal premiums	10,292	2	10,127	(1)
Total premiums	$16,985	7	$15,807	9

Total new premiums for this segment increased $1.0 million or 18% compared with the first quarter of 2009.  This increase was the result of a $1.0 million or 24% increase in new immediate annuity premiums that provide guaranteed lifetime income for policyowners.  Total renewal premiums increased $0.2 million or 2% in the first quarter, largely due to an increase in individual life premiums.

The following table provides detail by new and renewal deposits for the quarters ended March 31, 2010 and 2009.  New deposits are also detailed by product.

	Quarter Ended March 31
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,436	88	$1,830	(24)
Variable universal life insurance	241	(40)	404	(20)
Fixed deferred annuities	11,008	(28)	15,312	176
Variable annuities	5,923	107	2,860	(63)
Total new deposits	20,608	1	20,406	26
Renewal deposits	33,120	(1)	33,541	3
Total deposits	$53,728	-	$53,947	11

Total new deposits increased $0.2 million or 1% in the first quarter of 2010, reflecting a $3.1 million or 107% increase in new variable annuity deposits and a $1.6 million or 88% increase in new universal life deposits compared to last year.  These increases were partially offset by a $4.3 million or 28% decrease in new fixed deferred annuity deposits.  These sales results can be attributed to changes in consumer preferences during the recent periods of volatility in the equity markets and improvements in the economy as well as to the ongoing successful recruiting of new agents and general agents.  Total renewal deposits decreased 1% in the first quarter of 2010.  This decline reflected a 4% decrease in universal life deposits, a 12% decrease in variable universal life deposits and a 32% decrease in variable annuity deposits.  Partially offsetting these declines, renewal fixed deferred annuity deposits increased 37%.

Net investment income increased $0.2 million or less than 1% in the first quarter of 2010, as investment assets improved compared with the prior year.  However, yields available in the market declined slightly compared to last year.  This segment experienced a $0.5 million realized investment loss in the first quarter of 2010 compared to $4.6 million in the first quarter of 2009.

The Company’s analysis of securities for the quarter ended March 31, 2010 resulted in the determination that eight fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $1.5 million.  The total fair value of the affected securities after the write-downs was $34.1 million.

The following table provides securities that were written down through earnings during the first quarter of 2010 by asset class:

Bonds:
Corporate private-labeled residential
mortgage-backed securities	$1,143
Other	334
Total	$1,477

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2010 exceeding $0.5 million, none of which individually exceeded this threshold.

	Impairment
Security	Loss	Description

Other - 8 securities	$1,477
Total	$1,477

The following table provides securities that were written down through earnings during the first quarter of 2009 by asset class:

Bonds:
Corporate obligations:
Industrial	$2,656
Financial	1,546
Consumer	1,235
Total corporate obligations	5,437
Corporate private-labeled residential
mortgage-backed securities	598
Total	$6,035

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2009 exceeding $0.5 million.

	Impairment
Security	Loss	Description

Trucking company	$1,636	Reduced shipping volume from the recession, new
		credit restrictions due to renegotiation of debt
		covenants, the need to retire longer-term debt
		and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled
		with rating downgrades and the need to raise
		additional capital to meet future needs.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining
		revenues and declining liquidity position.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an
		impairment to fair value.
Other - 3 securities	598
Total	$6,035

Other revenues declined 2% in the first quarter compared to a year ago.  Increased revenue from supplemental contract considerations and fees received from variable product managers were mostly offset by a decrease in dividends left with the Company by policyholders.

Policyholder benefits decreased $1.1 million or 4% in the first quarter compared to the prior year.  This decrease was largely due to a decrease in death benefits, reflecting favorable mortality experience.  In addition, surrenders and other benefits declined.  The decrease in other benefits was largely due to lower supplementary contract benefits, interest on accumulated dividends and matured endowments.  Partially offsetting these favorable variances was an increase in benefit and contract reserves, largely due to higher immediate annuity sales and a reduction in annuity benefit payments, as reserves are established virtually on a one-for-one basis.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At March 31, 2010, the fair value of these riders decreased $0.2 million compared to the fair value at December 31, 2009. This decline can be attributed to favorable returns in the capital markets, decreases in market volatility, increased in risk-free (swap) rates, and changes in the reference spread used for issuer discount.

Interest is credited to policyholder account balances according to terms of the policies or contracts.  There are minimum rates of crediting prescribed in certain policies, as well as adjustments that can be made to the initial crediting rate. Accordingly, the Company reviews and, as necessary, adjusts crediting rates on policies.  Amounts credited are a function of account balances and the rate of crediting.  Interest credited to policyholder account balances was flat in the first quarter compared to one year ago.  While total policyholder account balances increased during the first quarter of 2010 compared to the first quarter of 2009, this was offset by declines in crediting rates.

The amortization of DAC and VOBA decreased 25% in the first quarter compared to last year.  Amortization of DAC decreased $1.8 million or 24%.  DAC amortization was greater in the first quarter of 2009 due to higher surrenders and the impact of negative fluctuations within the financial markets occurring at that time, primarily in the variable life and annuity products.

VOBA is amortized in concert with each purchased block of business.  Accordingly, as policies run off, the amortization will decline over time.  In addition, VOBA is evaluated each period for unlocking adjustments.  The amortization of VOBA decreased $0.3 million or 26% in the first quarter.  This decrease was the result of higher amortization rates in first quarter of 2009 compared to first quarter 2010.

Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Operating expenses decreased $3.2 million or 17% in the first quarter.  This decrease was largely due to declines in salaries and separation costs associated with a reduction in staffing that occurred during 2009 as well as a reduction in legal fees.  These were partially offset by higher commission expenses due to an increase in sales.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the quarters ended March 31, 2010 and 2009:

	Quarter Ended
	March 31
	2010	2009
Insurance revenues:
Premiums	$14,360	$14,667
Reinsurance ceded	(2,468)	(1,851)
Total insurance revenues	11,892	12,816
Investment revenues:
Net investment income	151	137
Other revenues	76	39
Total revenues	12,119	12,992

Policyholder benefits	8,295	8,601
Operating expenses	4,647	4,705
Total benefits and expenses	12,942	13,306

Loss before income tax benefit	(823)	(314)

Income tax benefit	(288)	(110)

Net loss	$(535)	$(204)

The net loss for this segment totaled $0.5 million for the first quarter of 2010, compared with a $0.2 million loss in 2009.  The decline was primarily due to a $0.9 million decrease in insurance revenues.  Partially offsetting this was a $0.3 million decrease in policyholder benefits and a $0.2 million increase in income tax benefit.

Total insurance revenues for the Group Insurance segment decreased $0.9 million or 7% in the first quarter compared to last year.  This decline reflected a 2% decrease in premiums and a 33% increase in reinsurance ceded.  The increase in reinsurance ceded resulted from an increase in disability premiums sold through an arrangement with an independent marketing organization that are 100% reinsured.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the quarters ended March 31, 2010 and 2009.  New premiums are also detailed by product.

	Quarter Ended March 31
	2010	% Change	2009	% Change
New premiums:
Group life insurance	$629	39	$451	(12)
Group dental insurance	2,160	16	1,860	(11)
Group disability insurance	1,112	133	477	4
Other group insurance	55	(11)	62	(6)
Total new premiums	3,956	39	2,850	(9)
Renewal premiums	10,404	(12)	11,817	12
Total premiums	$14,360	(2)	$14,667	7

Total new premiums increased 39% while total renewal premiums decreased 12% during the first quarter compared to last year.  New disability premiums increased 133% in the first quarter, new dental premiums increased 16% and new group life premiums increased 39%.  The decrease in renewal premiums was due to an 18% decrease in life premiums, a 16% decrease in long-term disability premiums and a 7% decrease in dental premiums.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits.  Policyholder benefits decreased $0.3 million or 4% in the first quarter compared to last year.  This decrease was largely due to declines in benefits for the life and long-term disability product lines, partially offset by an increase in the benefits for the dental product line.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations.  Operating expenses decreased 1% in the first quarter of 2010 compared to last year.  This decrease was largely due to lower salaries expense following a reduction of staff in 2009 as selected administration of policyholder benefits processes were transferred to third party administrators that was partially offset by an increase in commissions from the increase in new sales.

Improvement efforts for this segment in 2010 are focused in two primary areas.  First, emphasis is being placed on stronger pricing for the dental product and on retention of its in-force block through renewals of existing business.  Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.

Old American Insurance Company
The following table presents financial data for the Old American business segment for the quarters ended March 31, 2010 and 2009:

	Quarter Ended
	March 31
	2010	2009
Insurance revenues:
Premiums	$16,715	$16,210
Reinsurance ceded	(703)	(844)
Total insurance revenues	16,012	15,366
Investment revenues:
Net investment income	3,058	3,085
Realized investment gains, excluding
impairment losses	383	23
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(49)	(2,179)
Portion of impairment losses recognized in
other comprehensive income	(60)	2,096
Net impairment losses recognized in earnings	(109)	(83)
Total investment revenues	3,332	3,025
Other revenues	2	-
Total revenues	19,346	18,391

Policyholder benefits	11,592	11,100
Amortization of deferred acquisition costs
and value of business acquired	3,870	3,656
Operating expenses	4,529	3,277
Total benefits and expenses	19,991	18,033

Income (loss) before income tax expense (benefit)	(645)	358

Income tax expense (benefit)	(242)	131

Net income (loss)	$(403)	$227

The net loss for this segment was $0.4 million in the first quarter of 2010, versus net income of $0.2 million a year ago.  The decrease in net income was largely the result of increases in operating expenses and policyholder benefits.  These were partially offset by increases in insurance revenues and realized investment gains.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31
	2010	% Change	2009	% Change

New premiums	$2,627	35	$1,947	10
Renewal premiums	14,088	(1)	14,263	(2)
Total premiums	$16,715	3	$16,210	(1)

Insurance revenues increased 4% in the first quarter of 2010 compared with the prior year.  Total new premiums increased $0.7 million or 35%, while total renewal premiums declined $0.2 million or 1%.  The increase in new premiums reflects a combination expanded distribution and improved agency productivity.  Old American continues to focus on the recruitment and development of new agencies and agents with positive results, along with improved production from existing agencies and agents.

Net investment income was flat in the first quarter of 2010 compared to the first quarter of 2009.

Old American had a realized investment gain of $0.3 million in the first quarter of 2010 compared with a $0.1 million realized investment loss in 2009.  Write-downs of certain investment securities totaled $0.1 million in the first quarter of 2010.

The Company’s analysis of securities for the quarter ended March 31, 2010 resulted in the determination that one corporate private-labeled mortgage-backed security had an other-than-temporary impairment affecting the Old American segment and was written down by $0.1 million.  The fair value of the affected security after the write-down was $2.0 million.

One corporate private-labeled residential mortgage-backed security was written down in the first quarter of 2009 by less than $0.1 million.

Policyholder benefits increased $0.5 million or 4% versus last year.  This increase was largely due to an increase in death benefits compared with the prior year.

Amortization of deferred acquisition costs and value of business acquired increased $0.2 million or 6% in the first quarter versus last year.  The increase was primarily due to higher DAC amortization, largely resulting from the increase in sales.

Operating expenses consist of commissions net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  These expenses increased $1.3 million or 38% versus last year.  This resulted from increases in several expense items including salaries and benefits, lead production and agent meetings.  In addition, operating expenses had also been reduced in the first quarter of 2009 by a lease reimbursement which concluded at year-end 2009.

Liquidity and Capital Resources

Liquidity
Statements made in the Company's 2009 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2009.

Management believes that the Company has sufficient sources of liquidity and capital resources to satisfy operational requirements and to finance expansion plans and strategic initiatives for the remainder of 2010.  Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, investment income and access to credit from other financial institutions.  In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities.  The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, policyholder and shareholder dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business.  There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

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

Cash from operating activities was $1.8 million in the first quarter of 2010, a decrease of $10.8 million compared to the same period a year ago.  Contributing to the decrease were several items. Cash benefit payments, largely from death claims, increased $2.4 million, and commissions paid increased $1.6 million.  Partially offsetting these was a $2.0 million increase in premium receipts. Cash is also affected by fluctuations in the Company’s receivables and payables. Contributing to the decrease in cash, reinsurance recoverable increased $4.0 million, suspense balances decreased $5.5 million and accounts payable and accrued expenses decreased of $3.5 million. Partially offsetting these was a decrease in receivables of $5.2 million.

Net cash provided from investing activities was $1.1 million in the first quarter, up from $8.3 million cash used for investing for the same period in 2009. The Company’s new investments in fixed maturity and equity securities were $109.4 million in the first quarter, a 58% increase from $69.2 million a year ago. New investments in mortgage loans were $7.6 million, compared with $12.3 million last year. Purchases of real estate totaled $1.9 million, down from $4.1 million in 2009. Sales and maturities of fixed maturity and equity securities totaled $78.0 million for the first quarter, a 33% increase versus a year ago. Sales of real estate investments totaled $0.6 million, down from $2.7 million a year ago. The Company had $8.7 million in mortgage loan maturities and principal paydowns, compared to $11.7 million last year.

Net cash used for financing activities was $2.0 million for the quarter, compared with $6.1 million in cash used a year ago. This change was primarily the result of three items. First, the Company had no repayments of borrowings in 2010 versus repayment of $2.9 million a year ago. Second, deposits net of related withdrawals on policyholder account balances were $0.3 million in 2010 compared to withdrawals net of deposits totaling $5.5 million in the prior year. Third, partially offsetting these, net transfers to separate accounts were $0.5 million in the first quarter 2010 compared to net transfers from separate accounts of $3.9 million in the same period in 2009.

The above information excludes net proceeds from variable insurance products.  These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2010, there were no outstanding balances with the FHLB, and there were no outstanding borrowings at year-end 2009.  The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.  These lines of credit will expire in June of 2010.  The Company anticipates renewing these lines of credit as they come due.

Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities.  In addition, the Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners.

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2010	2009
Total assets less separate accounts	$3,886,470	$3,863,361
Total stockholders' equity	639,856	628,363
Ratio of stockholders' equity
to assets less separate accounts	16%	16%

The ratio of equity to assets less separate accounts remain unchanged through the three months ended March 31, 2010.  Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $16.6 million at March 31, 2010.  This represents an increase of $15.8 million in net gains from the $0.8 million in net unrealized investment gains at year-end 2009.

Stockholders’ equity increased $11.5 million from year-end 2009.  This improvement was due to an increase in unrealized investments gains.

In January 2010, the stock repurchase program was extended by the Board of Directors through January 2011 to permit purchase of up to one million of the Company’s shares on the open market, which would be approximately 9% of the shares currently outstanding.  Through March 31, 2010, the Company purchased 68,177 shares under the stock repurchase program for $2.1 million.  In 2009, the Company purchased 84,173 shares for $2.3 million during the entire year.

The employee stock ownership plan purchased 927 shares of treasury stock and sold 303 shares of treasury stock for a net change in treasury stock of less than $0.1 million.  The employee stock ownership plan controlled 28,777 shares of the Company’s treasury stock at March 31, 2010.

On April 26, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year that will be paid May 12, 2010 to stockholders of record as of May 6, 2010.

Current legislative activities and initiatives may have an impact on the ongoing operations of the Company.  The Company has not assessed the impact of these initiatives at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities.  This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates.  Prolonged periods of such volatility represent a new, heightened risk for all financial institutions.  These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders and increased policy loans.  The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.  While these extreme events have not fully abated, some improvement in fair values and liquidity has occurred during the first quarter of 2010.

Please refer to the Company’s 2009 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

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

Item 1A. Risk Factors

Risk factors and cautionary factors have not changed materially from those disclosed in the Company’s 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total
	Number of			Total Number of	Maximum Number
	Shares			Shares Purchased	of Shares that May
	Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/10 - 1/31/10	42,137	1	$30.72	42,137	957,863
	-	2	-

2/1/10 - 2/28/10	-	1	-	-	957,863
	927	2	28.55

3/1/10 - 3/31/10	26,040	1	30.82	26,040	931,823
	-	2	-

Total	69,104			68,177

1On January 25, 2010, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 24, 2011.

2Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through March 2010.

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

 Item 5. Other Information

3520 Broadway, Kansas City, MO 64111                                                                           Contact: Tracy W. Knapp, Chief Financial Officer,
                                                (816) 753-7299, Ext. 8216

For Immediate Release: April 30, 2010, press release reporting financial results for the first quarter of 2010.

Kansas City Life Announces First Quarter 2010 Results

Kansas City Life Insurance Company recorded net income of $1.0 million or $0.08 per share in the first quarter of 2010 compared with a net loss of $4.5 million or $0.40 per share for the same quarter in the prior year.  The increase in earnings in the first quarter of 2010 was primarily due to a $4.4 million decrease in realized investment losses and a $4.8 million decrease in policyholder benefits and expenses.  Partially offsetting these improvements was a $4.4 million increase in income tax expense.

Insurance revenues increased $0.5 million or 1%, reflecting an increase of $0.7 million in premiums on life insurance and immediate annuities net of reinsurance.  The increase was realized through recruiting of new agencies and agents, along with the improving economy.

Premiums from new policies in the first quarter of 2010 were $13.3 million, an increase of 27% from the first quarter of 2009.  Included in these results was a $0.7 million or 20% increase in individual life insurance, a $1.0 million or 24% increase in new immediate annuities, and a $0.9 million or 39% increase in group accident and health insurance premiums.  The increase in individual life insurance sales largely resulted from new policies from Old American Insurance Company, while the increase in group accident and health insurance premiums primarily resulted from increases in the group dental business.  Renewal premiums declined $1.4 million or 4%, primarily due to declines in group life and group disability insurance in the Group segment.

Led by a $1.6 million or 88% increase in sales of universal life products and a $3.1 million or 107% increase in new variable annuities, new deposits from interest sensitive and variable products increased 1% compared with the first quarter of 2009.  Partially offsetting these increases, new fixed deferred annuity deposits declined $4.3 million. The improvements in new universal life and variable annuity sales reflect an increased confidence in the markets from consumers.

Investment revenues increased $0.2 million compared with the first quarter of 2009, driven by an increase in investment assets.  In addition, the continued improvement in the general economic environment has led to an improvement in fair values of many investment securities and reduced other-than-temporary impairment losses.  During the first quarter, other-than-temporary impairments recognized in earnings declined $4.5 million versus the prior year.  Further, the investment portfolio was in a net unrealized gain position of $40.4 million at March 31, 2010, an improvement of $40.2 million from December 31, 2009 and a $242.6 million improvement from March 31, 2009.

Policyholder benefits declined $0.9 million during the first quarter versus the prior year, largely from improved mortality experience.  In addition, amortization of deferred acquisition costs (DAC) and value of business acquired (VOBA) declined $2.0 million and operating expenses also declined $2.0 million.  The reduced mortality and death benefits in the first quarter were mostly offset by increased policyholder reserves.  The decrease in the amortization of DAC and VOBA largely reflected an improvement in the market value of variable life and annuity policies, and a 7% decline in operating expenses primarily reflected a reduction in salaries and benefits.

On April 26, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 12, 2010 to stockholders of record on May 6, 2010.

The Company is focused on continuing growth in new sales of life insurance, particularly through increased recruiting and expansion of the Company’s general agent relationships.  As the economy has transitioned in recent periods, the improvement in demand for protection products has been encouraging.  Further, the improvement in the general economy and strengthening of the financial markets has helped improve both the Company’s investment results and policyholder account values.  These changes, in combination with the Company’s traditions of financial strength, maintaining a competitive and diversified portfolio of financial protection and accumulation products, and long-term relationships with our agents, places the Company in an excellent position to capitalize on growth opportunities in 2010 and beyond.

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

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter Ended
	March 31
	2010	2009

Revenues	$106,767	$101,635

Net income (loss)	$963	$(4,548)

Net income (loss) per share,
basic and diluted	$0.08	$(0.40)

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,526,435	11,452,398

Item 6. Exhibits.

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

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

Date:  April 30, 2010