Form 10-Q
period 2010-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2010-07-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                                           No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,467,473 shares
Class	Outstanding June 30, 2010

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company
Consolidated Balance Sheets

	June 30	December 31
	2010	2009
ASSETS	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$2,652,110	$2,469,272
Equity securities available for sale, at fair value	37,527	36,876
Mortgage loans	463,953	457,582
Real estate	117,683	114,076
Policy loans	84,877	85,585
Short-term investments	82,453	138,704
Total investments	3,438,603	3,302,095

Cash	8,940	4,981
Accrued investment income	34,413	32,989
Deferred acquisition costs	190,057	209,495
Value of business acquired	54,109	66,114
Reinsurance receivables	182,366	179,365
Property and equipment	23,807	24,393
Income taxes	1,754	8,784
Other assets	31,112	35,145
Separate account assets	297,269	312,824
Total assets	$4,262,430	$4,176,185

LIABILITIES
Future policy benefits	$878,062	$866,889
Policyholder account balances	2,048,604	2,048,828
Policy and contract claims	33,512	33,484
Other policyholder funds	147,676	137,847
Income taxes	46,683	21,851
Other liabilities	134,396	126,099
Separate account liabilities	297,269	312,824
Total liabilities	3,586,202	3,547,822

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,
issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,076	41,068
Retained earnings	762,041	757,225
Accumulated other comprehensive income (loss)	9,637	(36,477)
Treasury stock, at cost (2010 - 7,029,207 shares;
2009 - 6,931,589 shares)	(159,647)	(156,574)
Total stockholders' equity	676,228	628,363

Total liabilities and stockholders' equity	$4,262,430	$4,176,185

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company
Consolidated Statements of Income

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
REVENUES	(Unaudited)		(Unaudited)
Insurance revenues:
Premiums	$48,251	$43,176	$96,180	$89,716
Contract charges	26,661	26,202	53,340	52,970
Reinsurance ceded	(14,730)	(13,599)	(28,032)	(26,138)
Total insurance revenues	60,182	55,779	121,488	116,548
Investment revenues:
Net investment income	43,272	44,605	86,576	87,744
Realized investment gains, excluding
impairment losses	1,493	2,592	2,816	4,006
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,458)	(4,425)	(3,049)	(25,831)
Portion of impairment losses recognized in
other comprehensive income	134	403	139	15,691
Net impairment losses recognized in earnings	(1,324)	(4,022)	(2,910)	(10,140)
Total investment revenues	43,441	43,175	86,482	81,610
Other revenues	2,361	2,485	4,781	4,916
Total revenues	105,984	101,439	212,751	203,074

BENEFITS AND EXPENSES
Policyholder benefits	42,622	36,400	90,413	85,087
Interest credited to policyholder account balances	21,540	21,700	42,740	42,874
Amortization of deferred acquisition costs
and value of business acquired	3,711	6,727	14,230	19,206
Operating expenses	22,276	24,132	46,566	50,386
Total benefits and expenses	90,149	88,959	193,949	197,553

Income before income tax expense	15,835	12,480	18,802	5,521

Income tax expense	5,775	4,436	7,779	2,025

NET INCOME	$10,060	$8,044	$11,023	$3,496

Comprehensive income, net of taxes:
Change in net unrealized gains and (losses) on
securities available for sale	$30,358	$44,689	$46,114	$45,131
Other comprehensive income	30,358	44,689	46,114	45,131

COMPREHENSIVE INCOME	$40,418	$52,733	$57,137	$48,627

Basic and diluted earnings per share:
Net income	$0.88	$0.70	$0.96	$0.30

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Six Months Ended
2010
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,068
Excess of proceeds over cost of treasury stock sold	8

End of period	41,076

RETAINED EARNINGS
Beginning of period	757,225
Net income	11,023
Stockholder dividends of $0.54 per share	(6,207)

End of period	762,041

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS)
Beginning of period	(36,477)
Other comprehensive income	46,114

End of period	9,637

TREASURY STOCK, at cost
Beginning of period	(156,574)
Cost of 98,144 shares acquired	(3,080)
Cost of 526 shares sold	7

End of period	(159,647)

TOTAL STOCKHOLDERS' EQUITY	$676,228

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net income	$11,023	$3,496
Adjustments to reconcile net income to
net cash provided by operating activities:
Amortization of investment premium	1,315	2,476
Depreciation	1,483	1,342
Acquisition costs capitalized	(17,507)	(14,890)
Amortization of deferred acquisition costs	11,125	18,513
Amortization of value of business acquired	3,105	1,278
Realized investment losses	94	6,134
Changes in assets and liabilities:
Reinsurance recoverable	(3,001)	25
Future policy benefits	2,862	(6,122)
Policyholder account balances	(6,835)	(13,238)
Income taxes payable and deferred	9,762	9,634
Other, net	11,720	10,654
Net cash provided	25,146	19,302

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(209,849)	(138,414)
Equity securities	(401)	(1,054)
Mortgage loans	(38,186)	(17,910)
Real estate	(7,069)	(12,036)
Other investment assets	-	(27,919)
Sales of investments:
Fixed maturity securities	14,888	25,631
Equity securities	198	4,231
Real estate	-	2,065
Other investment assets	56,959	1,418
Maturities and principal paydowns of investments:
Fixed maturity securities	124,584	108,092
Mortgage loans	31,814	20,981
Net dispositions (acquisitions) of property and equipment	(166)	304
Net cash used	(27,228)	(34,611)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2010	2009
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	3,000	-
Repayment of borrowings	(3,000)	(2,900)
Deposits on policyholder account balances	110,518	122,858
Withdrawals from policyholder account balances	(61,438)	(100,653)
Net transfers to separate accounts	(41,921)	(1,206)
Change in other deposits	8,155	4,267
Cash dividends to stockholders	(6,208)	(6,221)
Net acquisition of treasury stock	(3,065)	(319)
Net cash provided	6,041	15,826

Increase in cash	3,959	517
Cash at beginning of year	4,981	9,720

Cash at end of period	$8,940	$10,237

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

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2009 Form 10-K.  Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2010 and the results of operations for all periods presented have been made.  The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies
The Company has identified, below, three of its Significant Accounting Policies for disclosure as they are specifically pertinent to the second quarter, 2010.  For a full discussion of significant accounting policies, please refer to the Company’s 2009 Form 10-K as filed with the Securities and Exchange Commission.

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

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called the value of business acquired (VOBA).  VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.  Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience.  Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment.

Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  Mortality relates to the occurance of death.  Interest spreads are the difference between the investment returns earned and the crediting rates of interest applied to policyholder account balances.  Surrender rates relate to the relative volume of policy terminations.  Expense margins involve the expenses incurred for maintaining and servicing in-force policies.  These assumptions involve judgment and are compared to actual experience on an ongoing basis.  If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events.  DAC and VOBA are reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts.  Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry.  Short-term deviations in experience affect the amortization of DAC and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted.  If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated.  Certain assumptions, such as interest spreads and surrender rates, may be interrelated.  As such, unlocking adjustments often reflect revisions to multiple assumptions.  The balances of DAC and VOBA are immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment in the amount of DAC or VOBA amortized.  These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.  The impact of unlocking adjustments from the changes in estimates for the periods reported are included in the Consolidated Results of Operations and Operating Results by Segment sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within this document.

In addition, the Company may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades.  The Company considers such enhancements to determine whether they are indicative of errors in prior periods or simply improvements in the projection of future expected gross profits due to improved functionality.  To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

DAC and VOBA are also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts.  If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.  No impairment adjustments have been recorded in the years presented. The DAC and VOBA assets are also adjusted at each reporting date to reflect the impact of unrealized gains and losses on fixed maturity and equity securities available for sale as though such gains and losses had been realized.

The amortization of DAC decreased $5.3 million or 71% in the second quarter and $6.9 million or 38% in the six months compared to one year ago.  These decreases are primarily the result of a refinement in methodology (resulting in a change in estimate) and an unlocking of certain assumptions.  The Company refined its estimate as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its projection of future expected gross profits on investment-type contracts which impacted the calculation of DAC amortization.  The effect of the change in estimate was an increase in the DAC asset and a reduction in current period DAC amortization of $1.1 million.

The other factor impacting the amortization of DAC was an unlocking that occurred in the second quarter of 2010.  The unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products.  This unlocking adjustment reflects actual experience from mortality results that have emerged and which have been better than assumed in expected future profits previously established.  The unlocking of the mortality assumption on the variable universal life product included a change to a more recent mortality table.   This table is also currently used by the Company in the mortality assumption for universal life and allows the Company enhanced consistency with mortality assumptions on other interest-sensitive products.  In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products.  The impact of unlocking was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million.  No DAC unlocking or change in estimate occurred in 2009.

The amortization of VOBA increased $2.3 million in the second quarter of 2010 and $2.0 million for the six months compared to the same periods in the prior year.  This increase was due primarily to two factors, both which occurred in the prior year.  First, in the second quarter of 2009, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products.  Since the establishment of the VOBA, the Company had used the measure of premium in-force which had been inconsistent from period to period due to the way the premium in-force was identified and captured.  This resulted in a corresponding volatile amortization of the VOBA related to the actual run off of the in-force policies.  Accordingly, the Company refined its method of estimating VOBA to the use of volume in-force.  This refinement in estimate reduced VOBA amortization $2.5 million in both the second quarter and the six months of 2009.  Second, the Company had an unlocking adjustment on interest-sensitive products, which decreased VOBA amortization $0.2 million in both the second quarter and the six months of 2009.  There was no unlocking or refinement in methodology in 2010.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table identifies the effects of the DAC and VOBA change in estimate and unlocking in the Consolidated Statements of Income for the second quarters and the six months ended June 30, 2010 and 2009.

	Six Months and
	Second Quarter Ended
	June 30
	2010	2009
DAC:
Change in estimate	$1,118	$-
Unlocking	5,831	-
Total	$6,949	$-

VOBA:
Change in estimate	$-	2,477
Unlocking	-	163
Total	$-	$2,640

Contract Charges
Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues and surrender charges.  Cost of insurance relates to charges for mortality.  These charges are applied to the excess of the mortality benefit over the account value for universal life policies.  Expense loads are amounts that are assessed against the policyholder balance as consideration for origination of the contract.  Certain contract charges for universal life insurance are not recognized in income immediately but are deferred as unearned revenues and amortized into income in a manner similar to the amortization of DAC and VOBA.  These contract charges, which are recorded as unearned revenues, are recognized into income in proportion to the expected future gross profits of the business.  Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  Surrender charges are fees imposed on policyholders upon cancellation of a policy.

Unlocking or other events may also have an impact on products and policies.  If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated.  Certain assumptions, such as interest spreads and surrender rates, may be interrelated.  As such, unlocking adjustments often reflect revisions to multiple assumptions.  In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades.  These items are applied to the appropriate financial statement line items similar to unlocking adjustments.

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies.  This liability arises from front end loads on such policies and is recognized into the Consolidated Statements of Income in concert with the future expected gross profits, similar to the amortization of DAC.  In the second quarter of 2010, the Company had a refinement in methodology resulting in a change in estimate.  The Company refined its methodology primarily as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its calculation of the DRL liability.  The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

At least annually, a review is performed regarding the assumptions related to profit expectations.  If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment.  The Company had an unlocking in the DRL in the second quarter of 2010.  When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability is also recognized as an unlocking.  The 2010 unlocking adjustment reflects actual experience from mortality results, premium persistency, and surrender rates that have emerged.  The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the current period of $1.1 million.  No changes in estimate or unlocking on the DRL occurred during 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table identifies the effect of the deferred revenue change in estimate and unlocking recognized in contract charges in the Consolidated Statements of Income.

	Six Months and
	Second Quarter Ended
	June 30
	2010	2009
Deferred Revenue Charges
Change in estimate	$(530)	$-
Unlocking	1,107	-
Total	$577	$-

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

The Company introduced a guaranteed minimum withdrawal benefit (GMWB) rider in 2007 that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The current value of variable annuity separate accounts with the GMWB rider was $65.4 million (December 31, 2009 - $57.9 million) and the guarantee liability was $(0.9) million at June 30, 2010 (December 31,  2009 – ($1.6) million).  The value of the GMWB rider is recorded at fair value.  The change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.  The Company refined its process in the second quarter of 2010 to incorporate an index from an industry-recognized actuarial consulting firm that the Company believes is more consistent with the attributes of the product.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities.  The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met.  The total reserve held for the variable annuity GMDB at June 30, 2010 was $0.5 million (December 31, 2009 - $0.3 million).

2.  New Accounting Pronouncements and Other Regulatory Activity

New Accounting Pronouncements
For a full discussion of new accounting pronouncements, please refer to the Company’s 2009 Form 10-K.  Presented below are new accounting pronouncements issued during 2010 that are applicable to the Company.

In January 2010, the FASB issued amendments to existing guidance regarding accounting and reporting for decreases in ownership of a subsidiary.  The amendments affect entities that experience a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect entities that exchange a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  This guidance became effective for interim and annual reporting periods ending after December 15, 2009 for the Company since it had previously adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  The Company adopted the amendment on January 1, 2010 with no material impact to the consolidated financial statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

In January 2010, the FASB issued new guidance to improve disclosures about fair value measurements.  This guidance requires new disclosures and clarification of existing disclosures regarding Levels 1, 2 and 3 in the fair value hierarchy.  The majority of this guidance became effective for interim and annual reporting periods beginning after December 15, 2009.  However, disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will become effective for fiscal years beginning after December 15, 2010 and for interim periods within those years.  The Company adopted the guidance on January 1, 2010 with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued during the six months ended June 30, 2010 did not relate to accounting policies and procedures pertinent to the Company at this time.

Other Regulatory Activity

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

Financial Reform
The Dodd-Frank Bill was passed in July of 2010.  This Bill focuses on financial reform, specifically changes to derivatives regulation, regulatory framework for executive pay, corporate governance, investor protection, clawback provisions, mortgage reform, and numerous other issues.  The Company will continue to assess the information contained in this Bill as additional guidance becomes available and as additional implications are clarified.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company owned two issues of similar securities for which values were not provided from the Company’s primary pricing service as of June 30, 2010.  The Company used the most recent price for similar issues to determine the fair value of these securities.  In addition, the Company had one security where the fair value utilized was different from the independent pricing service.  The fair value was developed through internal estimates and resulted in an increase in the recorded fair value of $0.2 million.

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

The Company’s own estimates of fair value are derived in a number of ways, including but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity, and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) observable market prices and exchange transaction information not provided by external pricing services; 6) statement values provided to the Company by fund managers; and 7) option pricing models.

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

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company offers a GMWB rider that can be added to new or existing variable annuity contracts.  The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value.  The value of variable annuity separate accounts with the GMWB rider was $65.4 million and the guarantee liability was $(0.9) million at June 30, 2010 compared to $57.9 million and $(1.6) million, respectively, at December 31, 2009.  The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income.  The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.  Fair value for GMWB rider contracts results in a Level 3 valuation as it is based on models which utilize significant unobservable inputs.  These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Notes Payable
The Company had no short-term borrowings at June 30, 2010 or December 31, 2009.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	June 30, 2010
Assets:	Level 1	Level 2	Level 3	Total
Bonds:
U.S. Treasury securities and
obligations of U.S. Government	$6,245	$123,721	$4,160	$134,126
Federal agencies 1	-	29,107	-	29,107
Federal agency issued
residential mortgage-backed securities 1	-	161,572	-	161,572
Subtotal	6,245	314,400	4,160	324,805
Corporate obligations:
Industrial	-	454,674	2,729	457,403
Energy	-	199,643	2,363	202,006
Technology	-	37,718	-	37,718
Communications	-	87,247	-	87,247
Financial	-	378,635	2,791	381,426
Consumer	-	287,079	22,555	309,634
Public utilities	-	301,088	-	301,088
Subtotal	-	1,746,084	30,438	1,776,522
Corporate private-labeled residential
mortgage-backed securities	-	202,048	-	202,048
Other	-	328,441	6,314	334,755
Redeemable preferred stocks	13,980	-	-	13,980
Subtotal	20,225	2,590,973	40,912	2,652,110
Equity securities	3,377	28,148	6,002	37,527
Total	$23,602	$2,619,121	$46,914	$2,689,637

Percent of Total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(856)	$(856)
Total	$-	$-	$(856)	$(856)

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

	June 30, 2010

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$20,225	$2,458,844	$-	$2,479,069
Priced from independent broker quotations	-	123,636	-	123,636
Priced from internal matrices and calculations	-	8,493	40,912	49,405
Subtotal	20,225	2,590,973	40,912	2,652,110
Equity securities available for sale:
Priced from external pricing services	3,377	2,727	-	6,104
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,421	6,002	31,423
Subtotal	3,377	28,148	6,002	37,527
Total	$23,602	$2,619,121	$46,914	$2,689,637
Percent of Total	1%	97%	2%	100%

	December 31, 2009

	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$23,540	$2,277,303	$-	$2,300,843
Priced from independent broker quotations	-	111,587	-	111,587
Priced from internal matrices and calculations	-	4,368	52,474	56,842
Subtotal	23,540	2,393,258	52,474	2,469,272
Equity securities available for sale:
Priced from external pricing services	3,400	2,407	-	5,807
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,020	6,049	31,069
Subtotal	3,400	27,427	6,049	36,876
Total	$26,940	$2,420,685	$58,523	$2,506,148
Percent of Total	1%	97%	2%	100%

The changes in Level 1 assets measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2010 are summarized below:

	Quarter ended June 30, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of March 31,	in	Comprehensive	and	Transfers	June 30,	(Losses) at
	2010	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$25,164	$-	$29	$(4,968)	$-	$20,225	$116
Equity securities available
for sale	3,691	-	(314)	-	-	3,377	(314)
Total	$28,855	$-	$(285)	$(4,968)	$-	$23,602	$(198)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six months ended June 30, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	June 30,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$23,540	$(3)	$358	$(4,968)	$1,298	$20,225	$445
Equity securities available
for sale	3,400	-	(23)	-	-	3,377	(23)
Total	$26,940	$(3)	$335	$(4,968)	$1,298	$23,602	$422

The changes in Level 2 assets measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2010 are summarized below:

	Quarter ended June 30, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of March 31,	in	Comprehensive	and	Transfers	June 30,	(Losses) at
	2010	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$2,469,015	$(432)	$73,717	$48,355	$318	$2,590,973	$74,669
Equity securities available
for sale	27,986	-	237	(75)	-	28,148	237
Total	$2,497,001	$(432)	$73,954	$48,280	$318	$2,619,121	$74,906

	Six months ended June 30, 2010
						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	June 31,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$2,393,258	$274	$112,893	$75,595	$8,953	$2,590,973	$114,566
Equity securities available
for sale	27,427	-	322	399	-	28,148	322
Total	$2,420,685	$274	$113,215	$75,994	$8,953	$2,619,121	$114,888

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2010 and year ended December 31, 2009 are summarized below:

	Quarter ended June 30, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of March 31,	in	Comprehensive	and	Transfers	June 30,	(Losses) at
	2010	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$44,972	$(64)	$1,013	$(4,691)	$(318)	$40,912	$1,013
Equity securities available
for sale	6,149	-	49	(196)	-	6,002	51
Total	$51,121	$(64)	$1,062	$(4,887)	$(318)	$46,914	$1,064

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$(1,873)	$1,010	$-	$7	$-	(856)	$-

	Six months ended June 30, 2010

						Ending
	Beginning		Included in			Balance	Net
	Balance as	Included	Other	Purchases	Net	as of	Unrealized Gains
	of December 31,	in	Comprehensive	and	Transfers	June 30,	(Losses) at
	2009	Earnings	Income	Dispositions	in (out)	2010	June 30, 2010
Assets:
Fixed maturities available
for sale	$52,474	$(400)	$813	$(1,724)	$(10,251)	$40,912	$813
Equity securities available
for sale	6,049	-	149	(196)	-	6,002	151
Total	$58,523	$(400)	$962	$(1,920)	$(10,251)	$46,914	$964

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$(1,642)	$777	$-	$9	$-	(856)	$-

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Year ended December 31, 2009

						Ending	Net
	Beginning		Included in			Balance	Unrealized Gains
	Balance as	Included	Other	Purchases	Net	as of	(Losses) at
	of December 31,	in	Comprehensive	and	Transfers	December 31,	December 31,
	2008	Earnings	Income	Dispositions	in (out)	2009	2009
Assets:
Fixed maturities available
for sale	$89,499	$(1,172)	$3,100	$(1,985)	$(36,968)	$52,474	$2,533
Equity securities available
for sale	5,141	-	229	(129)	808	6,049	228
Total	$94,640	$(1,172)	$3,329	$(2,114)	$(36,160)	$58,523	$2,761

Liabilities:
Other policyholder funds-
guaranteed minimum
withdrawal benefits	$755	$(2,452)	$-	$55	$-	$(1,642)	$-

The roll forwards of assets begin with the prior period balance and adjust the balances for the gains or losses (realized and unrealized) that occurred during the current period.  Any new purchases are identified and added and any sales of securities are subtracted.  Next, any securities which were transferred between the different levels are added or subtracted.  The ending balance represents the current fair value of securities which are designated as each level.

The roll forward of Level 3 liabilities begins with the prior period balance and adjusts for the realized gains or losses that occurred during the current period.  These realized gains or losses are reflected as policyholder benefits in the Consolidated Statements of Income.  Issuances, or new sales, are then added and settlements are subtracted.  The ending balance represents the current fair value of liabilities which are designated as Level 3.  The GMWB balance totaled $(1.6) million at December 31, 2009.  This balance increased in value by $0.8 million during 2010, largely due to unfavorable returns in the capital markets, increases in market volatility and decreases in risk-fee swap rates.

The Company had $2.4 million transfers into Level 3 and $2.7 million transfers out of Level 3 for the quarter ended June 30, 2010.  The Company had $2.7 million transfers into Level 3 and $13.0 million transfers out of Level 3 for the six months ended June 30, 2010.  The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3.  Transfers into Level 3 occur when the Company, it its opinion, cannot obtain a fair value that it believes is a Level 1 or Level 2 fair value.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides amortized cost and fair value for securities by asset class at June 30, 2010.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$125,088	$9,159	$121	$134,126
Federal agencies 1	26,197	2,910	-	29,107
Federal agency issued
residential mortgage-backed securities 1	151,118	10,520	66	161,572
Subtotal	302,403	22,589	187	324,805
Corporate obligations:
Industrial	422,274	35,928	799	457,403
Energy	186,035	16,331	360	202,006
Technology	35,346	2,630	258	37,718
Communications	81,108	6,180	41	87,247
Financial	371,389	16,155	6,118	381,426
Consumer	284,511	26,470	1,346	309,635
Public utilities	274,287	27,777	976	301,088
Subtotal	1,654,950	131,471	9,898	1,776,523
Corporate private-labeled residential
mortgage-backed securities	230,586	1,188	29,726	202,048
Other	336,499	9,460	11,205	334,754
Redeemable preferred stocks	14,866	164	1,050	13,980
Fixed maturity securities	2,539,304	164,872	52,066	2,652,110
Equity securities	35,609	2,113	195	37,527
Total	$2,574,913	$166,985	$52,261	$2,689,637

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides amortized cost and fair value for securities by asset class at December 31, 2009.

		Gross
	Amortized	Unrealized		Fair
Bonds:	Cost	Gains	Losses	Value
U.S. Treasury securities and
obligations of U.S. Government	$118,284	$4,674	$1,021	$121,937
Federal agencies 1	27,640	681	-	28,321
Federal agency issued
residential mortgage-backed securities 1	165,350	7,220	55	172,515
Subtotal	311,274	12,575	1,076	322,773
Corporate obligations:
Industrial	400,775	17,773	2,602	415,946
Energy	190,836	10,703	1,199	200,340
Technology	39,358	1,919	413	40,864
Communications	84,146	3,492	1,374	86,264
Financial	371,179	9,247	15,818	364,608
Consumer	294,732	15,210	2,436	307,506
Public utilities	273,796	16,012	2,121	287,687
Subtotal	1,654,822	74,356	25,963	1,703,215
Corporate private-labeled residential
mortgage-backed securities	242,545	387	42,930	200,002
Other	247,009	4,349	21,677	229,681
Redeemable preferred stocks	14,866	98	1,363	13,601
Fixed maturity securities	2,470,516	91,765	93,009	2,469,272
Equity securities	35,405	1,657	186	36,876
Total	$2,505,921	$93,422	$93,195	$2,506,148

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below is a summary of fair value estimates as of June 30, 2010 and December 31, 2009 for financial instruments.  The Company has not included assets and liabilities that are not financial instruments in this disclosure.  The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments:
Fixed maturities available for sale	$2,652,110	$2,652,110	$2,469,272	$2,469,272
Equity securities available for sale	37,527	37,527	36,876	36,876
Mortgage loans	463,953	484,794	457,582	456,819
Policy loans	84,877	84,877	85,585	85,585
Cash and short-term investments	91,393	91,393	143,685	143,685
Separate account assets	297,269	297,269	312,824	312,824

Liabilities:
Individual and group annuities	1,010,083	991,436	999,500	977,573
Notes payable	-	-	-	-
Supplementary contracts without
life contingencies	60,060	58,699	59,399	57,023
Separate account liabilities	297,269	297,269	312,824	312,824

4.  Investments

Contractual Maturities
The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of June 30, 2010.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

Due in one year or less	$86,680	$88,405
Due after one year through five years	561,159	594,129
Due after five years through ten years	824,846	897,245
Due after ten years	569,297	585,741
Securities with variable principal payments	482,456	472,610
Redeemable preferred stocks	14,866	13,980

	$2,539,304	$2,652,110

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses by asset class for the second quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross gains resulting from:
Sales of investment securities:
Corporate obligations:
Industrial	$-	$188	229	188
Communications	-	-	297	-
Financial	-	2,255	-	2,255
Consumer	76	-	553	27
Other	545	-	545	-
Investment securities called and other:
Federal agencies	77	-	77	191
Federal agency issued
residential mortgage-backed securities 1	-	-	-	-
Corporate obligations:
Industrial	-	-	175	-
Energy	-	-	53	-
Communications	586	-	586	-
Consumer	25	21	44	21
Corporate private-labeled residential
mortgage-backed securities	3	-	4	-
Other	177	148	227	179
Sales of real estate	-	-	-	661
Total gross gains	1,489	2,612	2,790	3,522

Gross losses resulting from:
Sales of investment securities
Investment securities called and other:
Other	(67)	(15)	(155)	(16)
Total gross losses	(67)	(15)	(155)	(16)
Amortization of DAC and VOBA	71	(5)	181	500
Net realized investment gains, excluding
impairment losses	1,493	2,592	2,816	4,006

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net other-than-temporary impairment losses
recognized in earnings:
Corporate obligations:
Industrial	-	-	-	(4,332)
Communications	-	(1,010)	-	(1,010)
Financial	-	(3,003)	-	(5,014)
Consumer	-	-	-	(1,697)
Corporate private-labeled residential
mortgage-backed securities	(522)	(247)	(1,373)	(13,613)
Other	(936)	(165)	(1,676)	(165)
Total other-than-temporary impairment losses	(1,458)	(4,425)	(3,049)	(25,831)
Portion of impairment losses recognized in other
comprehensive income:
Corporate obligations:
Industrial	-	-	-	1,676
Financial	-	299	-	764
Consumer	-	-	-	462
Corporate private-labeled residential
mortgage-backed securities	137	104	142	12,789
Other	(3)	-	(3)	-
Net impairment losses recognized in earnings	(1,324)	(4,022)	(2,910)	(10,140)
Realized investment gains (losses)	$169	$(1,430)	$(94)	$(6,134)

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Proceeds from sales of investment securities available for sale, excluding maturities and calls, for the quarter ended June 30, 2010 were $2.4 million with gross realized gains of $0.6 million and gross realized losses of less than $0.1 million.  Proceeds for the six months ended June 30, 2010 were $15.1 million with gross realized gains of $1.6 million and gross realized losses of less than $0.1 million.  Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

Unrealized Losses on Investments
The Company reviews all security investments, particularly those having unrealized losses.  Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk.  These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer.  The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.  Relevant facts and circumstances considered are described in the Valuation of Investments section of  Note 1 – Nature of Operations and Significant Accounting Policies of the Company’s 2009 Form 10-K.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income.  Equity securities that were determined to be other-than-temporarily impaired are written down to fair value and the impairment is charged to the Consolidated Statements of Income.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit.  These risks and uncertainties are described in the Valuation of Investments Section of Note 1 of the Company’s 2009 Form 10-K.

At June 30, 2010, the Company had gross unrealized losses of $52.3 million on investment securities, including fixed maturity and equity securities that had a fair value of $415.2 million.  In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments.  Accordingly, the Company bifurcated these impairments between credit and non-credit impairments.  As identified in the Consolidated Statements of Income, the Company had non-credit impairments recognized in other comprehensive income of $0.1 million and $15.7 million on securities considered to be impaired for the six months ended June 30, 2010 and 2009, respectively.  As of December 31, 2009, the Company had gross unrealized losses of $93.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $814.4 million. The decrease in unrealized losses was primarily attributable to lower interest rates, along with decreased credit and liquidity risk discounts in the pricing of financial assets.  Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

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

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires significant use of estimates and judgment.  Specifically, the Company performs discounted future cash flow calculations on these securities to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors.  The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant.  To the extent that the present value of the projected expected future cash flows are determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows.  To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

If the discounted cash flow for a collateralized security is determined to be less than the amortized cost, the difference is recorded as an other-than-temporary impairment due to credit in the Consolidated Statements of Income.

The total impairment for any security that is deemed to have an other-than-temporary impairment is recorded in the Consolidated Statements of Income as a net realized loss from investments.  The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Income and reflected in other comprehensive income and accumulated other comprehensive income , which is a component of stockholders’ equity in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of June 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$41	$-	$4,118	$121	$4,159	$121
Federal agency issued
residential mortgage-backed securities 1	4,887	34	4,243	32	9,130	66
Subtotal	4,928	34	8,361	153	13,289	187
Corporate obligations:
Industrial	21,154	443	11,236	356	32,390	799
Energy	4,139	360	-	-	4,139	360
Technology	3,016	2	4,434	256	7,450	258
Communications	-	-	3,228	41	3,228	41
Financial	15,476	438	61,319	5,680	76,795	6,118
Consumer	14,520	584	10,219	762	24,739	1,346
Public utilities	9,144	485	9,474	491	18,618	976
Total corporate obligations	67,449	2,312	99,910	7,586	167,359	9,898
Corporate private-labeled residential
mortgage-backed securities	606	1	141,545	29,725	142,151	29,726
Other	15,471	286	66,114	10,919	81,585	11,205
Redeemable preferred stocks	817	16	7,999	1,034	8,816	1,050
Fixed maturity securities	89,271	2,649	323,929	49,417	413,200	52,066
Equity securities	23	15	1,992	180	2,015	195
Total	$89,294	$2,664	$325,921	$49,597	$415,215	$52,261

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of December 31, 2009.

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

At June 30, 2010, 95% of gross unrealized losses on investment securities had been for 12 consecutive months or longer.  The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $49.6 million at June 30, 2010.  The largest component of this decrease was from the corporate obligations category, which decreased $15.3 million during the first six months of 2010.  In addition, 5% of gross unrealized losses had been for less than 12 consecutive months at June 30, 2010.  Total unrealized losses in this category improved from $7.2 million at December 31, 2009 to $2.7 million at June 30, 2010.  Corporate private-labeled residential mortgage-backed securities accounted for the largest portion of this decrease.

The Company also considers, as part of its monitoring and evaluation process, the length of time a security is below cost.  At June 30, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	40 security issues representing one-third of the issues with unrealized losses, including 78% being rated as investment grade, were below cost for less than one year;
•	41 security issues representing one-third of the issues with unrealized losses, including 66% being rated as investment grade, were below cost for one year or more and less than three years; and
•	41 security issues representing one-third of the issues with unrealized losses, including 63% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 122 at June 30, 2010.  These results were primarily due to two factors.  First, the Company has and continues to purchase high quality investments.  Second, the economy and financial markets have continued to improve since December 31, 2009.

The following tables provide the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of June 30, 2010 and December 31, 2009.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2010
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$4,057	$5
Due after one year through five years	50,129	2,773
Due after five years through ten years	66,368	4,941
Due after ten years	132,549	13,505
Total	253,103	21,224
Securities with variable principal payments	151,281	29,792
Redeemable preferred stocks	8,816	1,050
Total	$413,200	$52,066

	December 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521
Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363
Total	$812,463	$93,009

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at June 30, 2010.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates.
Issuer recently amended credit agreements and the security
continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation backed by residential	Impacted by delinquencies and foreclosures in subprime and
mortgage-backed securities	Alt-A markets and extreme declines in market valuations regardless of individual security performance. There continues to be
overcollateralization within the structure and the investment continues to perform within contractual obligations.

Hotel and entertainment	Negative impact of economy on hotel and entertainment business in the geographic region. Guarantees from a monoline insurer have begun to supplement required contractual payments.

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended	Six Months Ended
	June 30	June 30
	2010	2010
Credit losses on securities held at beginning of period in other
comprehensive income	$9,337	$8,179
Additions for credit losses not previously recognized in other-than-
temporary impairment	939	1,273
Additions for increases in the credit loss for which an other-than-
temporary impairment previously recognized when there was no
intent to sell the security before recovery of its amortized cost basis	384	1,636
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other
comprehensive income earnings because of intent to sell
the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected
that are recognized over the remaining life of the security	-	(428)
Credit losses on securities held at the end of period in other
comprehensive income	$10,660	$10,660

Mortgage Loans

The Company invests in mortgage loans that are secured by real estate on an ongoing basis.  At June 30, 2010, the Company had 13% of its invested assets in mortgage loans, down slightly from 14% at December 31, 2009.  In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan acquired.  The Company has added 20 new loans to the portfolio during the first six months of 2010, and 17 or 85% of these loans had some amount of recourse requirement.  During 2009, the Company added 26 new loans and 100% of these loans

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

included some amount of recourse.  The average loan to value ratio for the overall portfolio was 48% and 49% at June 30, 2010 and December 31, 2009, respectively, based upon the underwriting and appraisal of value at the time the loan was originated.

The tables below identifies mortgage loans by geographic location and type of loan as of June 30, 2010 and December 31, 2009.

	June 30	December 31
	2010	2009
	Carrying	Carrying
	Amount	Amount
Geographic region:
East north central	$19,297	$19,783
Mountain	63,507	64,142
Pacific	97,993	101,648
West south central	106,422	106,625
West north central	113,722	113,997
Other	66,422	54,797
Valuation reserve	(3,410)	(3,410)
	$463,953	$457,582

Property type:
Industrial	$246,709	$248,397
Retail	-	-
Office	184,809	180,417
Other	35,845	32,178
Valuation reserve	(3,410)	(3,410)
	$463,953	$457,582

The table below identifies mortgage loans by maturity as of June 30, 2010 and December 31, 2009.

	June 30	December 31
	2010	2009
Mortgage loans by maturity:
Due in one year or less	$3,844	$10,486
Due after one year through five years	163,036	164,691
Due after five years through ten years	204,604	204,754
Due after ten years	95,879	81,061
Valuation reserve	(3,410)	(3,410)
Total	$463,953	$457,582

5.  Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income.  Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances.  In addition, other comprehensive income includes the change in the benefit plan obligations liability.  Other comprehensive income also includes deferred income taxes on these items.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The table below provides information about comprehensive income for the second quarter and six months ended June 30, 2010.

	Quarter Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net unrealized gains (losses) arising during the year	$74,414	$87,565	$114,221	$85,087
Less:
Realized investment gains, excluding
impairment losses	1,422	2,595	2,635	2,843
Other-than-temporary impairment losses
recognized in earnings	(1,458)	(4,425)	(3,049)	(25,831)
Other-than-temporary impairment losses
recognized in other comprehensive income	134	403	139	15,691
Net unrealized gains (losses) excluding impairment losses	74,316	88,992	114,496	92,384
Change in benefit plan obligations	-	4,666	-	4,666
Effect on DAC and VOBA	(20,842)	(27,418)	(34,901)	(30,130)
Policyholder account balances	(6,769)	-	(8,650)	-
Deferred income taxes	(16,347)	(21,551)	(24,831)	(21,789)
Other comprehensive income	30,358	44,689	46,114	45,131
Net income	10,060	8,044	11,023	3,496
Comprehensive income	$40,418	$52,733	$57,137	$48,627

The following table provides accumulated balances related to each component of accumulated other comprehensive income at June 30, 2010.

	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Benefit	DAC/	Policyholder
	Non-Impaired	Impaired	Plan	VOBA	Account
	Securities	Securities	Obligations	Impact	Balances	Tax Effect	Total

Beginning of year	$22,795	$(22,566)	$(57,402)	$1,055	$-	$19,641	$(36,477)
Other comprehensive income	111,756	2,740	-	(34,901)	(8,650)	(24,831)	46,114
End of period	$134,551	$(19,826)	$(57,402)	$(33,846)	$(8,650)	$(5,190)	$9,637

6.  Notes Payable

The Company had no notes payable at June 30, 2010 or December 31, 2009.

As a member of the Federal Home Loan Bank (FHLB) with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB.  The Company received dividends on the capital investment in the FHLB of less than $0.1 million in the second quarter and $0.1 million for the six-month period ended June 30, 2010.  Dividends received were less than $0.1 million in both the second quarter and the six-month periods ended June 30, 2009.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices.  These lines of credit will expire in June of 2011.  The Company anticipates renewing these lines as they come due.

7.  Income per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported.  The average number of shares outstanding were 11,477,127 and 11,514,586 for the quarters ended June 30, 2010 and 2009, respectively.  The average number of shares outstanding were 11,502,565 and 11,486,599 for the six months ended June 30, 2010 and 2009, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

8.  Income Taxes

The second quarter income tax expense was $5.8 million or 36% of income before tax for 2010, versus $4.4 million or 36% of income before tax for the prior year period.  The income tax expense for the six months ended June 30, 2010 was $7.8 million or 41% of income before tax, versus $2.0 million or 37% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2010 exceeded the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency resulted in a benefit of approximately 4% of income before tax.  The favorable differences were offset by expense of approximately 5% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the six months ended June 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments.  Affordable housing investments increased the tax rate by $1.9 million or 10% of income before tax and includes tax credit recapture events. Permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 4% of income before tax.

The effective income tax rate in the second quarter of 2009 was greater than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax.  This favorable difference was offset by an expense of 2% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.  The effective income tax rate in the six months ended June 30, 2009 was greater than the prevailing corporate income tax rate of 35%.  This was primarily due to an expense of 5% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency exceeding the benefit of 3% of income before tax related to permanent differences.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations1	Consolidated
Insurance revenues:
Second quarter:	2010	$31,806	$12,310	$16,198	$(132)	$60,182
	2009	28,956	11,501	15,460	(138)	55,779
Six months:	2010	65,339	24,202	32,210	(263)	121,488
	2009	61,687	24,317	30,826	(282)	116,548

Net investment income:
Second quarter:	2010	$40,077	$156	$3,039	$-	$43,272
	2009	41,338	133	3,134	-	44,605
Six months:	2010	80,172	307	6,097	-	86,576
	2009	81,255	270	6,219	-	87,744

Net income (loss):
Second quarter:	2010	$9,337	$(337)	$1,060	$-	$10,060
	2009	7,435	(573)	1,182	-	8,044
Six months:	2010	11,238	(872)	657	-	11,023
2009		2,864	(777)	1,409	-	3,496

 1 Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows:  insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

10.  Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the second quarters and six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 30		June 30
	2010	2009	2010	2009

Service cost	$473	$630	$205	$93
Interest cost	1,819	2,427	460	213
Expected return on plan assets	(2,159)	(1,788)	(11)	(5)
Amortization of:
Unrecognized actuarial gain (loss)	1,034	1,878	(57)	(235)
Unrecognized prior service cost	(142)	(192)	(59)	(31)
Net periodic benefit cost	$1,025	$2,955	$538	$35

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Service cost	$945	$1,118	$409	$262
Interest cost	3,637	3,984	917	541
Expected return on plan assets	(4,318)	(3,685)	(22)	(15)
Amortization of:
Unrecognized actuarial gain (loss)	2,068	2,361	(113)	(200)
Unrecognized prior service cost	(283)	(323)	(118)	(77)
Net periodic benefit cost	$2,049	$3,455	$1,073	$511

11.  Share-Based Payment

The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, times the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval.  Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation.  Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement.

No payments were made under this plan during the first six months of 2010 or during 2009.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end.  The cost of share-based compensation accrued as an operating expense in the second quarter of 2010 was less than $0.1 million, net of tax.  No accrual was required for the second quarter of 2009.  The cost of share-based compensation accrued as an operating expense in the six-month period ended June 30, 2010 was $0.1 million, net of tax.  The change in accrual for share-based compensation that reduced operating expense in the six-month period ended June 30, 2009 was $0.1 million, net of tax.

12.  Commitments

In the normal course of business, the Company has open purchase and sale commitments.  At June 30, 2010, the Company had purchase commitments to fund mortgage loans and other investments of $20.7 million. At June 30, 2010 the Company also had commitments to fund two construction-to-permanent loans of $17.8 million that are subject to the borrower’s performance.

Subsequent to June 30, 2010, the Company entered into commitments to fund additional mortgage loans of $6.9 million.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements (Unaudited)-Continued

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

15.  Subsequent Events

On July 26, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 11, 2010 to stockholders of record as of August 5, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative from the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results.  The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2010 and 2009 and the financial condition of the Company as of June 30, 2010.  This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2009 Form 10-K.

Overview

Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life and annuity insurance products.  The consolidated entity (the Company) primarily consists of three life insurance companies.  Kansas City Life Insurance Company (Kansas City Life) is the parent company.  Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

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

Sunset Life is a life insurance company that maintains its current block of business, but does not solicit new sales.  Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional and interest sensitive products.  Sunset Life operates in 43 states and the District of Columbia.

Old American sells final expense life insurance products, as well as a term product targeted at younger individuals.  Old American markets its products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads.  Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate and independent field force.  Old American operates in 46 states and the District of Columbia.

The Company offers investment products and broker dealer services through its subsidiary, Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.

The Company operates in the life insurance sector of the financial services industry in the United States.  This industry is highly competitive with respect to pricing, selection of products and quality of service.  No single competitor or any small group of competitors dominates any of the markets in which the Company operates.  General economic conditions may affect future results.  Interim results are not indicative of results for the entire year and should be read in conjunction with the Company’s 2009 Form 10-K.

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

Strong sales competition, highly competitive products and a challenging economic environment present significant challenges to the Company from a new sales perspective.  The Company’s primary emphasis is on expanding sales of individual life insurance products.  The Company’s continued focus is on delivering competitive products for a reasonable cost, prompt customer service, excellent financial strength and effective sales and marketing support to the field force.

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

Market fluctuations, often extreme in nature, in recent periods have significantly impacted the financial markets and the Company’s investments and revenues.  The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities.  These conditions have improved in the most recent reporting periods, but the improvements have been uneven and the stressed economic and market environment may persist into the future.  The Company is broadly diversified and has high quality investments, as 92% of all fixed maturity securities were investment grade at June 30, 2010.

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

Consolidated Results of Operations

Summary of Results
The Company’s net income increased $2.0 million or 25% in the second quarter of 2010, versus the same quarter in the prior year, to a total of $10.1 million.  Net income per share increased $0.18 or 26% and totaled $0.88 per share versus $0.70 per share in the second quarter of 2009.  Net income for the first six months of 2010 was $11.0 million, an increase of $7.5 million or 215% compared to last year.  Net income per share increased $0.66 or 220% and was $0.96 per share.

A significant factor in the increase in net income for the second quarter of 2010 was a decline in realized investment losses.  The Company experienced a $0.2 million net realized investment gain in the second quarter of 2010 compared to a $1.4 million net realized investment loss in the second quarter of 2009.  In addition, premiums increased, amortization of deferred acquisition costs and value of business acquired decreased, and operating expenses decreased.  Partially offsetting these favorable items, policyholder benefits increased and net investment income decreased.

The increase in net income for the six months versus the same period one year earlier largely resulted from a decline in realized investment losses.  The Company experienced a $0.1 million net realized investment loss in 2010 compared to a $6.1 million net realized investment loss in 2009.  Other factors contributing to the increase in net income were higher premiums, lower operating expenses and a decrease in amortization of deferred acquisition costs and value of business acquired.  Partially offsetting these were increases in policyholder benefits and reinsurance ceded on premiums and a decrease in net investment income.

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

Sales are made through the Company’s existing sales force.  The Company is emphasizing growth of the sales force with the addition of new general agents and agents.  The Company believes that increasing both the number and productivity of general agents and agents is essential to increasing new sales.  The Company has also placed an emphasis on training and direct support within the field.  As alternative sales opportunities arise, the Company selectively utilizes third-party marketing arrangements to enhance its sales objectives. The marketing plan allows the Company the flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to be able to take advantage of short-term opportunities when they occur.

The Company also markets a series of group products.  These products include group life, dental, disability, and vision products.  The primary growth strategies for these products include increased productivity of the existing group representatives, planned expansion of the group distribution system and also to selectively utilize third-party marketing arrangements.  Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2010 and 2009.  New premiums are also detailed by product.

	Quarter Ended June 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$4,094	20	$3,419	5
Immediate annuities	4,562	178	1,641	(55)
Group life insurance	498	54	324	(43)
Group accident and health insurance	3,207	35	2,382	(17)
Total new premiums	12,361	59	7,766	(25)
Renewal premiums	35,890	1	35,410	1
Total premiums	$48,251	12	$43,176	(5)

	Six Months Ended June 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$8,028	20	$6,687	4
Immediate annuities	9,948	66	6,000	(9)
Group life insurance	1,127	45	775	(28)
Group accident and health insurance	6,534	37	4,781	(13)
Total new premiums	25,637	41	18,243	(7)
Renewal premiums	70,543	(1)	71,473	2
Total premiums	$96,180	7	$89,716	-

Consolidated total premiums increased 12% in the second quarter of 2010 versus the same period in the prior year, as total new premiums increased 59% and total renewal premiums increased 1%.  Total new premiums increased $4.6 million, largely due to a $2.9 million or 178% increase in immediate annuities.  The increase in immediate annuity sales represents continued demand for fixed-rate products by consumers.  New group accident and health premiums increased $0.8 million or 35%, reflecting higher disability and dental premiums.  New individual life premiums increased $0.7 million or 20%, as new premiums in the Old American segment increased 35%.  The increase in new premiums from the Old American segment primarily reflects expanded distribution and greater field force productivity.  The increase in renewal premiums was largely due to a $0.9 million increase in group accident and health premiums, largely in the dental and disability product lines.  These improvements were partially offset by a $0.3 million decline in group life premiums.

Total premiums for the six months increased 7% compared to one year ago.  Total new premiums increased 41%, while total renewal premiums decreased 1%.  Total new premiums increased $7.4 million, as new immediate annuity premiums increased $3.9 million or 66% and new group life premiums increased $0.4 million or 45%.  New group accident and health premiums increased $1.8 million or 37%, largely reflecting increases in disability and dental premiums.  New individual life premiums increased $1.3 million or 20%, reflecting a 35% increase in new individual life premiums in the Old American segment.  The decrease in renewal premiums was primarily due to a 16% decrease in group life renewal premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2010 and 2009.  New deposits are also detailed by product.

	Quarter ended June 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,062	44	$2,130	(9)
Variable universal life insurance	199	(32)	293	(42)
Fixed deferred annuities	11,435	(62)	30,016	410
Variable annuities	5,594	14	4,901	(33)
Total new deposits	20,290	(46)	37,340	133
Renewal deposits	36,500	16	31,571	(6)
Total deposits	$56,790	(18)	$68,911	39

	Six Months ended June 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$6,498	64	$3,960	(16)
Variable universal life insurance	440	(37)	697	(31)
Fixed deferred annuities	22,443	(50)	45,328	296
Variable annuities	11,517	48	7,761	(48)
Total new deposits	40,898	(29)	57,746	79
Renewal deposits	69,620	7	65,112	(2)
Total deposits	$110,518	(10)	$122,858	25

Total new deposits decreased $17.1 million or 46% in the second quarter of 2010 compared with the second quarter of 2009.  New universal life insurance deposits increased $0.9 million or 44% and new variable annuity deposits increased $0.7 million or 14%, while new variable universal life deposits declined $0.1 million or 32% and new fixed deferred annuity deposits decreased $18.6 million or 62%.  Sales of new fixed deferred annuity deposits in the second quarter of 2010 were lower in comparison to higher sales in the prior year.  During the second quarter of 2009, the Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.  The improvements in new universal life and variable annuity deposits during 2010 can be attributed to changes in consumer preferences during the recent periods of volatility in the equity markets and improvements in the economy.  Total renewal deposits increased $4.9 million or 16% in the second quarter of 2010 versus last year.  Fixed deferred annuity renewal deposits increased $4.6 million or 96%, and renewal variable annuity deposits increased $1.1 million or 57%.  The increase in renewal fixed deferred annuity deposits can largely be attributed to the higher sales experienced in 2009.

Total new deposits decreased $16.8 million or 29% in the first six months of 2010, compared to the same period one year earlier.  This decrease was due to a $22.9 million or 50% decrease in new fixed deferred annuity deposits, largely due to the higher sales of this product in 2009.  Partially offsetting this, new universal life deposits increased $2.5 million or 64% and new variable annuity deposits increased $3.8 million or 48%.  Total renewal deposits increased $4.5 million or 7%, as a $6.3 million or 66% increase in fixed deferred annuity renewals was partially offset by a $1.2 million or 3% decrease in universal life renewal deposits and a $0.8 million or 12% decrease in variable universal life renewal deposits.

Insurance Revenues
Insurance revenues consist of premiums and contract charges less reinsurance ceded.  In the second quarter of 2010, total insurance revenues increased $4.4 million or 8%, reflecting a $5.1 million or 12% increase in total premiums and a $0.5 million or 2% increase in contract charges.  Partially offsetting these improvements, reinsurance ceded increased $1.1 million or 8%.  Total annuity premiums increased 177%, total accident and health premiums increased 15% and total individual life premiums increased 2% compared with last year.  Total group accident and health premiums increased 16% compared to last year, while total group life premiums decreased 6%.  Total individual life premiums increased 4% in the Old American segment but were flat in the Individual Insurance segment.

Total insurance revenues increased $4.9 million or 4% in the first six months of 2010, compared to the last year.  Total premiums increased $6.5 million or 7% and contract charges increased $0.4 million or 1%.  These were partially offset by a $1.9 million or 7% increase in reinsurance ceded.  Total annuity premiums increased 65%, total accident and health premiums increased 7% and total individual life premiums increased 2%.  Total group accident and health premiums increased 8% while total group life premiums decreased 8%.  Total individual life premiums increased 4% in the Old American segment and 1% in the Individual Insurance segment.

Contract charges consist of fees charged on universal life, deposit or investment products.  Total contract charges increased 2% in the second quarter and 1% in the first six months of 2010.  The Company has purchased blocks of policies and companies with the express intent of servicing these blocks to achieve long-term purchased profit streams.  Total contract charges on these closed blocks equaled 35% of total consolidated contract charges in the second quarter of 2010, compared to 38% in the second quarter of 2009.  Total contract charges on closed blocks declined 4% in the second quarter of 2010 compared to the second quarter of 2009, while total contract charges on open, or ongoing, blocks of business increased 5%.  Total contract charges on closed blocks equaled 36% of total consolidated contract charges in the first six months of 2010 versus 38% in the same period of 2009.  Total contract charges on closed blocks declined 4% in the first six months of 2010 compared to the first six months of 2009.  Total contract charges on open blocks of business increased by 4% during the six-month comparative periods.

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies.  This liability arises from front end loads on such policies and is recognized into the income statement in concert with the future expected gross profits, as is similar to amortization of deferred acquisition costs (DAC).  In the second quarter of 2010, the Company had a refinement in methodology resulting in a change in estimate.  The Company refined its methodology primarily as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its calculation of the DRL liability.  The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

At least annually, a review is performed regarding the assumptions related to profit expectations.  If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment.  The Company had an unlocking in the DRL in the second quarter of 2010.  When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability is also recognized as an unlocking.  The 2010 unlocking adjustment reflects actual experience from mortality results, premium persistency, and surrender rates that have emerged.  The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the current period of $1.1 million.  No changes in estimate or unlocking on the DRL occurred during 2009.

Reinsurance ceded increased $1.1 million or 8% in the second quarter and $1.9 million or 7% in the six months of 2010 compared to last year.  Reinsurance ceded for the Individual Insurance segment increased 4% in both the second quarter and six months.  The Group segment experienced a 35% increase in reinsurance ceded in the second quarter and 34% in the six months.  The increase experienced in the Group segment was largely due to increased sales from a third-party arrangement that is 100% reinsured.  Partially offsetting the changes in the Group segment, reinsurance ceded for the Old American segment declined 11% in the second quarter and 14% in the six months, reflecting the runoff of a large closed block of reinsured business.

Investment Revenues
Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans.  Gross investment income decreased $0.8 million or 2% in the second quarter and $0.5 million or 1% in the first six months of 2010, compared with the same periods in 2009.  While invested assets increased, yields earned on investments declined during both periods in 2010, primarily due to lower interest rates and yields available in the fixed-income market.

Investments in mortgage loans totaled $464.0 million at June 30, 2010, up $6.4 million from December 31, 2009.  Almost all of the mortgages were commercial loans on industrial warehouses and office properties.  Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less a reserve for potential future losses.  A loan is considered impaired if it is probable that contractual amounts due will not be collected.  Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.  The mortgage loan reserve was $3.4 million at June 30, 2010, unchanged from December 31, 2009.  The reserve for mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses.  Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors.  No mortgage loans were delinquent for more than 90 days or foreclosed upon and transferred to real estate investments during 2010 or 2009.  The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity.  Investment income from mortgage loans increased $0.4 million or 5% in the second quarter and $0.4 million or 3% in the six months compared to the same periods of 2009.  The improvement in both periods was largely the result of higher mortgage loan portfolio volume in 2010 compared to 2009.  In addition, mortgage loan prepayment fees were higher in the second quarter of 2010 versus 2009.

Real estate investments totaled $117.7 million at June 30, 2010, compared to $114.1 million at December 31, 2009.  Real estate investments consist principally of industrial warehouses, office buildings and investments in multi-family and single-family residential properties, including affordable housing properties.  The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues.  The Company also invests in unimproved land for future development.  Properties have been acquired through individual purchases, build-to-suit and speculative development.  The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale.  The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous.  Gross income on real estate increased $0.3 million or 19% in the second quarter and $0.7 million or 24% in the first six months of 2010 compared to one year ago, resulting from increased occupancy.

Short-term investments totaled $82.5 million at June 30, 2010, down from $138.7 million at December 31, 2009.  Short-term invested assets consist primarily of money-market funds.  The holdings of short-term investments at year-end 2009 reflected proceeds from sales and renewals of life and annuity products and sales and maturities of long-term investments which had not been reinvested.  The decrease during the first six months of 2010 reflects the reinvestment of these funds.  Income on short-term investments increased 2% in the second quarter but declined 9% in the six months versus one year earlier.  The increase in the second quarter was largely due to the higher volume of short-term investments during the second quarter of 2010 versus 2009.  The decline in the six months primarily resulted from lower short-term yields.

Net investment income is stated net of investment expenses.  Investment expenses increased $0.5 million or 23% in the second quarter and $0.6 million or 12% in the six months compared to last year.  These increases can largely be attributed to increased real estate investment expenses.

The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Gross gains resulting from:
Sales of investment securities	$621	$2,443	$1,624	$2,470
Investment securities called and other	868	169	1,166	391
Sales of real estate	-	-	-	661
Total gross gains	1,489	2,612	2,790	3,522
Gross losses resulting from:
Investment securities called and other	(67)	(15)	(155)	(16)
Total gross losses	(67)	(15)	(155)	(16)
Amortization of DAC and VOBA	71	(5)	181	500
Net realized investment gains, excluding
impairment losses	1,493	2,592	2,816	4,006

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,458)	(4,425)	(3,049)	(25,831)
Portion of loss recognized in other
comprehensive income	134	403	139	15,691
Net impairment losses recognized in earnings	(1,324)	(4,022)	(2,910)	(10,140)
Realized investment gains (losses)	$169	$(1,430)	$(94)	$(6,134)

The Company recorded a net realized investment gain of $0.2 million in the second quarter of 2010, compared with a $1.4 million net realized investment loss in the second quarter of 2009.  During the second quarter of 2010, investment losses of $1.3 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired.  These were offset by $0.9 million in gains from investment securities called and other and $0.6 million in gains on the sale of investment securities.  Of the gains on sales of investment securities, $0.5 million was realized on the sale of a security that had been previously written down due to other-than-temporary impairment.  In the above table, investment securities called and other includes, but is not limited to, principal paydowns and sinking funds.

Net realized investment losses for the six months totaled $0.1 million in 2010 compared to a $6.1 million net investment loss in 2009.  Investment losses of $2.9 million were due to write-downs of investment securities that were considered other-than-temporarily impaired during the six months, including $1.3 million from the second quarter and $1.6 million from the first quarter of 2010.  These were offset by $1.2 million in gains from investment securities called and other and $1.6 million in gains on the sale of investment securities.

The Company’s analysis of securities for the quarter ended June 30, 2010 resulted in the determination that nine fixed-maturity securities had other-than-temporary impairments and were written down by a combined $1.3 million due to credit impairments.  Five of these securities were additional incremental losses from residential mortgage-backed securities, reflecting deterioration in the present value of expected future cash flows.  The additional losses from these residential mortgage-backed securities totaled $0.5 million in the second quarter of 2010.  Of this amount, $0.1 million was determined to be non-credit and was recognized in other comprehensive income.  The total fair value of the affected securities after the write-downs was $62.8 million.

The following table provides securities that were written down through earnings during the first and second quarters of 2010 by asset class:

	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate private-labeled residential
mortgage backed securities	846	384	1,230
Other	740	940	1,680
Total	$1,586	$1,324	$2,910

The following table provides detail regarding individual investment securities that were written down through earnings during the first six months of 2010 exceeding $0.5 million.

	Impairment
Security	Loss	Description

Securitization of U.S. government guaranteed	$599	Liquidation of the security by the trustees,
student loans		at the direction of a majority of bondholders.
Other - 11 securities	2,311
Total	$2,910

The following table provides securities that were written down through earnings during the first and second quarters of 2009 by asset class:

	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate obligations:
Industrial	$2,656	$-	$2,656
Communications	-	1,010	1,010
Financial	1,546	2,704	4,250
Consumer	1,235	-	1,235
Total corporate obligations	5,437	3,714	9,151
Corporate private-labeled residential
mortgage backed securities	681	143	824
Other	-	165	165
Total	$6,118	$4,022	$10,140

The following table provides detail regarding individual investment securities that were written down through earnings during the first six months of 2009 exceeding $0.5 million.
	Impairment
Security	Loss	Description

Financing company for real estate	$2,188	Acceptance of a tender offer resulted in an
		impairment to fair value.
Trucking company	1,636	Reduced shipping volume from the recession, new
		credit restrictions due to renegotiation of debt
		covenants, the need to retire longer-term debt
		and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled
		with rating downgrades and the need to raise
		additional capital to meet future needs.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining
		revenues and declining liquidity position.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an
		impairment to fair value.
Print media company	1,010	Company filed for bankruptcy in 2008 and a
		subsequent impairment was recognized
		due to reorganization.
Global finance company	517	Negative effect of credit crisis, forcing reduced
		access to liquidity and higher borrowing costs.
Other - 4 securities	988
Total	$10,140

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

The following table provides information regarding fixed maturity securities by asset class as of June 30, 2010.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$134,126	5%	$129,967	$9,159	$4,159	$121
Federal agencies 1	29,107	1%	29,107	2,910	-	-
Federal agency issued
residential mortgage-backed securities 1	161,572	6%	152,442	10,520	9,130	66
Subtotal	324,805	12%	311,516	22,589	13,289	187
Corporate obligations:
Industrial	457,403	17%	425,013	35,928	32,390	799
Energy	202,006	8%	197,867	16,331	4,139	360
Technology	37,718	1%	30,268	2,630	7,450	258
Communications	87,247	3%	84,019	6,180	3,228	41
Financial	381,426	14%	304,631	16,155	76,795	6,118
Consumer	309,635	12%	284,896	26,470	24,739	1,346
Public utilities	301,088	11%	282,470	27,777	18,618	976
Subtotal	1,776,523	66%	1,609,164	131,471	167,359	9,898
Corporate private-labeled residential
mortgage-backed securities	202,048	8%	59,897	1,188	142,151	29,726
Other	334,754	12%	253,169	9,460	81,585	11,205
Redeemable preferred stocks	13,980	1%	5,164	164	8,816	1,050
Fixed Maturities	2,652,110	99%	2,238,910	164,872	413,200	52,066
Equity Maturities	37,527	1%	35,512	2,113	2,015	195
Total	$2,689,637	100%	$2,274,422	$166,985	$415,215	$52,261

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by asset class as of December 31, 2009.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and
obligations of U.S. Government	$121,937	5%	$88,281	$4,674	$33,656	$1,021
Federal agencies 1	28,321	1%	28,321	681	-	-
Federal agency issued
residential mortgage-backed securities 1	172,515	7%	164,961	7,220	7,554	55
Subtotal	322,773	13%	281,563	12,575	41,210	1,076
Corporate obligations:
Industrial	415,946	17%	335,829	17,773	80,117	2,602
Energy	200,340	8%	176,126	10,703	24,214	1,199
Technology	40,864	2%	29,483	1,919	11,381	413
Communications	86,264	3%	63,114	3,492	23,150	1,374
Financial	364,608	15%	202,958	9,247	161,650	15,818
Consumer	307,506	12%	251,586	15,210	55,920	2,436
Public utilities	287,687	11%	233,663	16,012	54,024	2,121
Subtotal	1,703,215	68%	1,292,759	74,356	410,456	25,963
Corporate private-labeled residential
mortgage-backed securities	200,002	8%	22,870	387	177,132	42,930
Other	229,681	9%	54,519	4,349	175,162	21,677
Redeemable preferred stocks	13,601	1%	5,098	98	8,503	1,363
Fixed Maturities	2,469,272	99%	1,656,809	91,765	812,463	93,009
Equity Maturities	36,876	1%	34,890	1,657	1,986	186
Total	$2,506,148	100%	$1,691,699	$93,422	$814,449	$93,195

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2009, the Company had $93.2 million in gross unrealized losses on investment securities which were offset by $93.4 million in gross unrealized gains.  At June 30, 2010, the Company’s unrealized losses on investment securities had decreased to $52.3 million and were offset by $167.0 million in gross unrealized gains.  At June 30, 2010, 57% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, due to the troubled residential real estate and mortgage markets.  However, the fair value of securities in this category with gross unrealized losses improved $35.0 million from year-end 2009.  Gross unrealized losses on these securities equaled 15% of total fair value at June 30, 2010, an improvement from 21% at December 31, 2009.  In addition, 19% of the gross unrealized losses were in the category of corporate obligations.  The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets.  At June 30, 2010, 85% of the fixed maturities portfolio had unrealized gains, up from 68% at December 31, 2009.

The following table identifies fixed maturity securities available for sale by rating.

	June 30, 2010		December 31, 2009
	Fair	%	Fair	%
Equivalent S&P Rating	Value	of Total	Value	of Total
AAA	$614,733	23%	$601,262	24%
AA	260,049	10%	150,543	6%
A	726,313	27%	696,861	29%
BBB	855,624	32%	866,902	35%
Total investment grade	2,456,719	92%	2,315,568	94%
BB	78,289	3%	78,996	3%
B and below	117,102	5%	74,708	3%
Total below investment grade	195,391	8%	153,704	6%
	$2,652,110	100%	$2,469,272	100%

As of June 30, 2010, 92% of all fixed maturity securities were investment grade, down from 94% at December 31, 2009.  These percentages reflect the high quality of securities maintained by the Company.

Analysis of Unrealized Losses on Securities
The Company reviews all security investments, particularly those having unrealized losses.  Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk.  These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer.  The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced.  The portion of the impairment that is deemed to be non-credit is charged to other comprehensive income.  Equity securities that are determined to be other-than-temporary impaired are written down to fair value and the impairment is charged to the Consolidated Statements of Income.

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

The Company may selectively determine that it no longer intends to hold a specific issue to its maturity.  If the Company makes this determination and the fair value is less than the cost basis, an analysis of the fair value of the investment is performed and the investment is written down to the fair value and an other-than-temporary impairment is recorded on this particular position.  Subsequently, the Company seeks to obtain the best possible outcome available for this specific issue and records an investment gain or loss at the disposal date.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires significant use of estimates and judgment.  Specifically, the Company performs discounted future cash flow calculations on these securities to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors.  The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant.  To the extent that the present value of the projected expected future cash flows are determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows.  To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment.  The Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The Company closely monitors its investments in securities classified as subprime.  Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime.  The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.  At June 30, 2010, the fair value of investments with subprime residential mortgage exposure was $19.8 million with a related $6.4 million unrealized loss.  At December 31, 2009, the Company had investments with subprime residential mortgage exposure of $20.9 million and a related $8.0 million unrealized loss.  This exposure amounted to less than 1% of the Company’s invested assets at both June 30, 2010 and December 31, 2009.  These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of June 30, 2010.
	Fair	Amortized	Unrealized	%
	Value	Cost	Losses	of Total
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$70,419	$69,748	$671	(2%)
2004	71,329	79,050	(7,721)	23%
2005	10,380	14,448	(4,068)	12%
2006	-	-	-	-
2007	-	-	-	-
Total investment grade	152,128	163,246	(11,118)	33%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	57,446	77,517	(20,071)	58%
2006	6,006	8,664	(2,658)	8%
2007	4,188	5,743	(1,555)	5%
Total below investment grade	67,640	91,924	(24,284)	71%

Other Structured Securities:
Investment grade	108,491	106,574	1,917	(6%)
Below investment grade	42,641	43,292	(651)	2%
Total other	151,132	149,866	1,266	(4%)
Total structured securities	$370,900	$405,036	$(34,136)	100%

1 This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2009.
				% of Total
	Fair	Amortized	Unrealized	Unrealized
	Value	Cost	Losses	Losses
Residential & Non-agency MBS 1
Investment Grade:
Vintage 2003 and earlier	$78,263	$80,303	$(2,040)	4%
2004	67,494	80,074	(12,580)	22%
2005	30,729	42,761	(12,032)	21%
2006	3,706	4,318	(612)	1%
2007	-	-	-	-
Total investment grade	180,192	207,456	(27,264)	48%

Below Investment Grade:
Vintage 2003 and earlier	-	-	-	-
2004	-	-	-	-
2005	30,897	50,565	(19,668)	34%
2006	2,669	5,715	(3,046)	5%
2007	3,944	5,859	(1,915)	3%
Total below investment grade	37,510	62,139	(24,629)	42%

Other Structured Securities:
Investment grade	106,822	110,327	(3,505)	6%
Below investment grade	42,659	44,965	(2,306)	4%
Total other	149,481	155,292	(5,811)	10%
Total structured securities	$367,183	$424,887	$(57,704)	100%

1 This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities decreased from $57.7 million at December 31, 2009 to $34.1 million at June 30, 2010.  For these securities, total unrealized losses as a percent of total amortized cost improved from 14% at year-end 2009 to 8% at June 30, 2010.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of June 30, 2010.
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Bonds:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and
obligations of U.S. Government	$41	$-	$4,118	$121	$4,159	$121
Federal agency issued
residential mortgage-backed securities 1	4,887	34	4,243	32	9,130	66
Subtotal	4,928	34	8,361	153	13,289	187
Corporate obligations:
Industrial	21,154	443	11,236	356	32,390	799
Energy	4,139	360	-	-	4,139	360
Technology	3,016	2	4,434	256	7,450	258
Communications	-	-	3,228	41	3,228	41
Financial	15,476	438	61,319	5,680	76,795	6,118
Consumer	14,520	584	10,219	762	24,739	1,346
Public utilities	9,144	485	9,474	491	18,618	976
Total corporate obligations	67,449	2,312	99,910	7,586	167,359	9,898
Corporate private-labeled residential
mortgage-backed securities	606	1	141,545	29,725	142,151	29,726
Other	15,471	286	66,114	10,919	81,585	11,205
Redeemable preferred stocks	817	16	7,999	1,034	8,816	1,050
Fixed maturity securities	89,271	2,649	323,929	49,417	413,200	52,066
Equity securities	23	15	1,992	180	2,015	195
Total	$89,294	$2,664	$325,921	$49,597	$415,215	$52,261

1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of December 31, 2009.
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

At June 30, 2010, 95% of gross unrealized losses on investment securities had been in place for 12 consecutive months or longer.  The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $49.6 million at June 30, 2010.  The largest component of this decrease was from the corporate obligations category, which decreased $15.3 million during the first six months of 2010.  In addition, 5% of gross unrealized losses had been in place for less than 12 consecutive months at June 30, 2010.  Total unrealized losses in this category improved from $7.2 million at December 31, 2009 to $2.7 million at June 30, 2010.  Corporate private-labeled residential mortgage-backed securities accounted for the largest portion of this decrease.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost.  At June 30, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	40 security issues representing one-third of the issues with unrealized losses, including 78% being rated as investment grade, were below cost for less than one year;
•	41 security issues representing one-third of the issues with unrealized losses, including 66% being rated as investment grade, were below cost for one year or more and less than three years; and
•	41 security issues representing one-third of the issues with unrealized losses, including 63% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;

•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 122 at June 30, 2010.  These results were primarily due to two factors.  First, the Company has and continues to purchase high quality investments.  Second, the economy has improved since last year-end, but continues to affect securities that the Company owns.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of June 30, 2010 and December 31, 2009.
	June 30, 2010
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$295,874	$285,733	$10,141
Unrealized losses of 20% or less and greater than 10%	59,981	50,782	9,199
Subtotal	355,855	336,515	19,340
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	3,421	2,558	863
Twelve months or greater	24,503	16,380	8,123
Total investment grade	27,924	18,938	8,986
Below investment grade
Less than six months	39	23	16
Six months or more and less than twelve months	-	-	-
Twelve months or greater	5,837	4,287	1,550
Total below investment grade	5,876	4,310	1,566
Unrealized losses greater than 20%	33,800	23,248	10,552
Subtotal	389,655	359,763	29,892

Securities owned with realized impairment:
Unrealized losses of 10% or less	3,643	3,366	277
Unrealized losses of 20% or less and greater than 10%	16,259	13,288	2,971
Subtotal	19,902	16,654	3,248
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-
Total investment grade	-	-	-
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	57,919	38,798	19,121
Total below investment grade	57,919	38,798	19,121
Unrealized losses greater than 20%	57,919	38,798	19,121
Subtotal	77,821	55,452	22,369

Total	$467,476	$415,215	$52,261

	December 31, 2009
			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$633,514	$608,280	$25,234
Unrealized losses of 20% or less and greater than 10%	109,379	94,348	15,031
Subtotal	742,893	702,628	40,265
Unrealized losses greater than 20%:
Investment grade
Less than six months	13,125	9,821	3,304
Six months or more and less than twelve months	25,413	19,627	5,786
Twelve months or greater	34,906	22,225	12,681
Total investment grade	73,444	51,673	21,771
Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	4,654	2,954	1,700
Twelve months or greater	15,139	11,139	4,000
Total below investment grade	19,793	14,093	5,700
Unrealized losses greater than 20%	93,237	65,766	27,471
Subtotal	836,130	768,394	67,736

Securities owned with realized impairment:
Unrealized losses of 10% or less	4,850	4,634	216
Unrealized losses of 20% or less and greater than 10%	10,594	8,720	1,874
Subtotal	15,444	13,354	2,090
Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	17,937	12,298	5,639
Total investment grade	17,937	12,298	5,639
Below investment grade
Less than six months	514	362	152
Six months or more and less than twelve months	5,859	3,944	1,915
Twelve months or greater	31,760	16,097	15,663
Total below investment grade	38,133	20,403	17,730
Unrealized losses greater than 20%	56,070	32,701	23,369
Subtotal	71,514	46,055	25,459

Total	$907,644	$814,449	$93,195

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of June 30, 2010.
			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$113,622	28%	$5,513	11%
AA	29,811	7%	3,658	7%
A	70,129	17%	4,803	9%
BBB	66,167	16%	7,837	15%
Total investment grade	279,729	68%	21,811	42%
BB	41,400	10%	2,850	5%
B and below	92,071	22%	27,405	53%
Total below investment grade	133,471	32%	30,255	58%
	$413,200	100%	$52,066	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2009.
			Gross
	Fair	%	Unrealized	%
Equivalent S&P Rating	Value	of Total	Losses	of Total
AAA	$273,810	34%	$24,801	27%
AA	38,618	5%	3,023	3%
A	148,706	18%	11,041	12%
BBB	235,671	29%	24,047	26%
Total investment grade	$696,805	86%	$62,912	68%
BB	49,136	6%	4,032	4%
B and below	66,522	8%	26,065	28%
Total below investment grade	115,658	14%	30,097	32%
	$812,463	100%	$93,009	100%

As of June 30, 2010, 68% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 86% at December 31, 2009.  In addition, 42% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities at June 30, 2010, compared to 68% at December 31, 2009.  These declines were largely the result of a 49% decline in total fixed maturity securities in an unrealized loss position.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of June 30, 2010 and December 31, 2009.  Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.
	June 30, 2010
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$4,057	$5
Due after one year through five years	50,129	2,773
Due after five years through ten years	66,368	4,941
Due after ten years	132,549	13,505
Total	253,103	21,224
Securities with variable principal payments	151,281	29,792
Redeemable preferred stocks	8,816	1,050
Total	$413,200	$52,066

	December 31, 2009
		Gross
Fixed maturity security securities	Fair	Unrealized
available for sale:	Value	Losses
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521
Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363
Total	$812,463	$93,009

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at June 30, 2010.  The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.
Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates.
Issuer recently amended credit agreements and the security
continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation backed by residential	Impacted by delinquencies and foreclosures in subprime and
mortgage-backed securities	Alt-A markets and extreme declines in market valuations regardless of individual security performance. There continues to be
overcollateralization within the structure and the investment continues to perform within contractual obligations.

Hotel and entertainment	Negative impact of economy on hotel and entertainment business in the geographic region. Guarantees from a monoline insurer have begun to supplement required contractual payments.

The Company has written down certain investments in previous periods.  Securities written down and still owned at June 30, 2010 had a fair value of $85.2 million with a net unrealized loss of $19.8 million.

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded.  The Company’s evaluation process is similar to its impairment evaluation process.  However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted.  The Company did not change its evaluation of any investments under this process during the first six months of 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio.  The Company did not have any direct exposure to financial guarantors at June 30, 2010.  The Company’s indirect exposure to financial guarantors totaled $48.8 million, which was 1% of the Company’s investment assets at June 30, 2010.  The unrealized losses on these investments totaled $2.4 million at June 30, 2010.

Other Revenues
Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) by a subsidiary of the Company and fees charged on products and sales from the Company’s broker dealer subsidiary.  Other revenues decreased $0.1 million or 5% in the second quarter and $0.1 million or 3% in the six months compared to last year.  The declines in both the second quarter and first six months of 2010 were largely due to a decrease in dividends left with the Company by policyholders.

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

Policyholder benefits increased $6.2 million or 17% in the second quarter and $5.3 million or 6% in the six months compared to a year ago.  This variance largely resulted from an increase in benefit and contract reserves, which rose $6.5 million in the second quarter and $9.1 million in the six months.  This increase included the effect of two significant factors.  First, benefit and contract reserves increased due to higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums for this product.  The second contributing factor was a change in the fair value of the guaranteed minimum withdrawal benefit riders, as discussed below.  Partially offsetting these items, death benefits declined $0.6 million in the second quarter and $3.3 million in the six months, reflecting favorable mortality.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At June 30, 2010, the fair value of these riders increased $0.8 million compared to the fair value at December 31, 2009.  This fluctuation can be attributed to unfavorable returns in the capital markets, increases in market volatility and decreases in risk-free swap rates.  In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products.  The benefit reserve for GMDB increased from $0.3 million at December 31, 2009 to $0.5 million at June 30, 2010.

Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts.  Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products.  There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts.  Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate.  Amounts credited are a function of account balances and current period crediting rates.  As account balances fluctuate, so will the amount of interest credited to policyholder account balances.  Interest credited to policyholder account balances decreased 1% in the second quarter and was flat in the first six months compared with a year ago.  While total policyholder account balances increased during the second quarter of 2010 compared to both March 31, 2010 and June 30, 2009, these increases were offset by declines in crediting rates.

Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
Deferred acquisition costs, principally agent commissions and other selling, selection and issue costs, vary with and are directly related to the production of new business.  These deferred costs are capitalized as incurred and are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product.  Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience.  At least annually, a review is performed of the assumptions related to profit expectations.  If it is determined the assumptions should be revised, the impact of the changes is recorded as a change in DAC amortization in the current period due to an unlocking adjustment.  A similar analysis is performed on VOBA at least annually and, if necessary, adjustments are made in the current period VOBA amortization.

The amortization of DAC decreased $5.3 million or 71% in the second quarter and $6.9 million or 38% in the six months compared to one year ago.  These decreases were primarily the result of a refinement in methodology and an unlocking.  The refinement in methodology resulted in a change in estimate. This refinement and the unlocking both caused a reduction in DAC amortization.  The Company refined its estimate primarily as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its calculation of the DAC asset.  The effect of the change in estimate was an increase in the DAC asset and a reduction in current period DAC amortization of $1.1 million.

The second factor in the significant decrease in amortization of DAC was an unlocking that occurred in the second quarter of 2010.  The unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products.  The unlocking of the mortality assumption in the variable universal life product included a change to a more recent mortality table.  This table is also currently used by the Company in the mortality assumption for universal life and allows the Company enhanced consistency with mortality assumptions on other interest-sensitive products.  This unlocking adjustment reflects actual experience from mortality results that have emerged and which have been better than assumed in expected future profits previously established.  In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products.  The impact of unlocking was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million.  No DAC unlocking or change in estimate occurred in 2009.

VOBA is amortized in concert with each purchased block of business.  Generally, as policies run off, the amortization will decline over time.  In addition, VOBA is evaluated each period for unlocking adjustments.  The amortization of VOBA increased $2.3 million or 296% during the second quarter and $2.0 million or 172% in the six months of 2010.  These increases were largely due to two factors that decreased VOBA amortization during 2009.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  This refinement in estimate reduced VOBA amortization $2.5 million in both the second quarter and six months of 2009.  Second, an unlocking adjustment was made during the second quarter of 2009 that decreased VOBA amortization by $0.2 million, while no unlocking adjustment was made during 2010.

Operating Expenses
Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Operating expenses decreased $1.9 million or 8% in the second quarter and $3.8 million or 8% in the six months compared to last year.  Through six months of 2010 compared to 2009, salary expense declined $1.4 million, pension expense declined $1.4 million and legal costs decreased $1.2 million.  Partially offsetting these decreased expenses, agent benefits and commissions have increased.  In 2009, the Company had three events that contributed to increased operating expenses.  First, the Company had $2.8 million in separation costs in the first half, reflecting staffing reductions.  Second, pension expense was $3.5 million in the first six months, reflecting the significant market value decline of the pension plan’s invested assets.  Third, the Company had $1.6 million in legal costs.

Income Taxes
The second quarter income tax expense was $5.8 million or 36% of income before tax for 2010, versus $4.4 million or 36% of income before tax for the prior year period.  The income tax expense for the six months ended June 30, 2010 was $7.8 million or 41% of income before tax, versus $2.0 million or 37% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2010 exceeded the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency resulted in a benefit of approximately 4% of income before tax.  The favorable differences were offset by expense of approximately 5% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the six months ended June 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments.  Affordable housing investments increased the tax rate by $1.9 million or 10% of income before tax and includes tax credit recapture events. Permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 4% of income before tax.

The effective income tax rate in the second quarter of 2009 was greater than the prevailing corporate federal income tax rate of 35%.  Favorable permanent differences, primarily from the dividends received deduction, resulted in a benefit of approximately 1% of income before tax.  This favorable difference was offset by an expense of 2% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency.  The effective income tax rate in the six months ended June 30, 2009 was greater than the prevailing corporate income tax rate of 35%.  This was primarily due to an expense of 5% of income before tax related to the Company’s investments in affordable housing and an increase in the tax contingency exceeding the benefit of 3% of income before tax related to permanent differences.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered:  Individual Insurance, Group Insurance and Old American.  The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life.  The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements.  The Group Insurance segment consists of sales of group life, group disability, dental, and vision products.  This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements.  Old American consists of individual insurance products designed largely as final expense products.  These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.  For more information, refer to Note 9 – Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2010 and 2009:
	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$16,306	$13,446	$33,291	$29,253
Contract charges	26,661	26,202	53,340	52,970
Reinsurance ceded	(11,161)	(10,692)	(21,292)	(20,536)
Total insurance revenues	31,806	28,956	65,339	61,687
Investment revenues:
Net investment income	40,077	41,338	80,172	81,255
Realized investment gains, excluding
impairment losses	1,367	2,341	2,307	3,732
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,302)	(3,972)	(2,844)	(23,199)
Portion of impairment losses recognized in
other comprehensive income	129	395	194	13,587
Net impairment losses recognized in earnings	(1,173)	(3,577)	(2,650)	(9,612)
Total investment revenues	40,271	40,102	79,829	75,375
Other revenues	2,265	2,418	4,607	4,810
Total revenues	74,342	71,476	149,775	141,872

Policyholder benefits	23,708	17,857	51,612	46,843
Interest credited to policyholder account balances	21,540	21,700	42,740	42,874
Amortization of deferred acquisition costs
and value of business acquired	199	3,615	6,848	12,438
Operating expenses	14,218	16,799	29,463	35,215
Total benefits and expenses	59,665	59,971	130,663	137,370

Income before income tax expense	14,677	11,505	19,112	4,502

Income tax expense	5,340	4,070	7,874	1,638

Net income	$9,337	$7,435	$11,238	$2,864

Net income for this segment was $9.3 million in the second quarter of 2010, an increase of $1.9 million from $7.4 million in the second quarter of 2009.  A significant factor in the improvement in 2010 was a $1.4 million decrease in net realized investment losses.  This segment experienced a $0.2 million net realized investment gain in the second quarter of 2010, compared to a $1.2 million net realized loss in the second quarter of 2009.  In addition, the amortization of deferred acquisition costs and value of business acquired decreased $3.4 million or 94%, and operating expenses decreased $2.6 million or 15%.  Partially offsetting these changes, policyholder benefits increased $5.9 million and net investment income decreased $1.3 million or 3%.

Net income for the first six months of 2010 for this segment was $11.2 million, an increase of $8.4 million or 292% compared to the first six months of 2009.  This increase was largely due to a $5.8 million decrease in operating expenses, a $5.5 million reduction in investment losses, and $5.6 in reduced amortization of deferred acquisition costs and value of business acquired.  Partially offsetting these was a $4.8 million increase in policyholder benefits.

Total insurance revenues for this segment increased $2.9 million or 10% in the second quarter and $3.7 million or 6% in the six months compared with last year.  In the second quarter, total premiums increased $2.9 million or 21%, reflecting a 178%

increase in immediate annuity premiums.  Contract charges increased 2% and reinsurance ceded premiums increased 4% in the second quarter.  In the six months, total premiums increased $4.0 million or 14%, largely due to a 65% increase in immediate annuity premiums.  In addition, contract charges increased 1% and reinsurance ceded premiums increased 4%.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2010 and 2009.  New premiums are also detailed by product.
	Quarter Ended June 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$1,281	(4)	$1,329	(9)
Immediate annuities	4,562	178	1,641	(55)
Total new premiums	5,843	97	2,970	(42)
Renewal premiums	10,463	-	10,476	1
Total premiums	$16,306	21	$13,446	(13)

	Six Months Ended June 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$2,588	(2)	$2,650	(7)
Immediate annuities	9,948	66	6,000	(9)
Total new premiums	12,536	45	8,650	(8)
Renewal premiums	20,755	1	20,603	-
Total premiums	$33,291	14	$29,253	(2)

Total new premiums for this segment increased $2.9 million and almost doubled in the second quarter of 2010 compared to one year earlier.  This increase was the result of a $2.9 million or 178% increase in new immediate annuity premiums.  The Company believes that the increase in immediate annuity sales represents a continuing demand for fixed-rate products by consumers.  Partially offsetting this improvement, new individual insurance premiums decreased 4%.  Total renewal premiums were essentially flat compared to last year.

Total premiums for the six months increased $4.0 million or 14% versus a year ago.  Total new premiums increased $3.9 million or 45%, as new immediate annuity premiums increased $3.9 million or 66%.  Partially offsetting this increase, new individual life insurance premiums decreased 2%.  Total renewal premiums increased 1%, largely due to higher renewal individual life premiums.

The following table provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2010 and 2009.  New deposits are also detailed by product.

	Quarter Ended June 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,062	44	$2,130	(9)
Variable universal life insurance	199	(32)	293	(42)
Fixed deferred annuities	11,435	(62)	30,016	410
Variable annuities	5,594	14	4,901	(33)
Total new deposits	20,290	(46)	37,340	133
Renewal deposits	36,500	16	31,571	(6)
Total deposits	$56,790	(18)	$68,911	39

	Six Months ended June 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$6,498	64	$3,960	(16)
Variable universal life insurance	440	(37)	697	(31)
Fixed deferred annuities	22,443	(50)	45,328	296
Variable annuities	11,517	48	7,761	(48)
Total new deposits	40,898	(29)	57,746	79
Renewal deposits	69,620	7	65,112	(2)
Total deposits	$110,518	(10)	$122,858	25

Total new deposits decreased $17.1 million or 46% in the second quarter of 2010 compared to last year, reflecting an $18.6 million or 62% decrease in new fixed deferred annuity deposits.  This decline was partially offset by a $0.9 million or 44% increase in new universal life deposits and a $0.7 million or 14% increase in new variable annuity deposits.  Sales of new fixed deferred annuity deposits in the second quarter of 2010 were lower in comparison to the prior year.  During the second quarter of 2009, the Company highlighted marketing of this product to take advantage of an opportunity that was identified in the marketplace.  The improvements in new universal life and variable annuity deposits during 2010 can be attributed to changes in consumer preferences during the recent periods of volatility in the equity markets and improvements in the economy.  Total renewal deposits increased $4.9 million or 16% in the second quarter of 2010.  This increase reflected a $4.6 million or 96% increase in fixed deferred annuity deposits, largely due to the increased sales of this product during 2009, and a $1.1 million or 57% increase in renewal variable annuity deposits.

Total new deposits decreased $16.9 million or 29% during the first six months of 2010.  This decrease was due to a $22.9 million or 50% decrease in new fixed deferred annuity deposits, largely due to the higher sales of this product in 2009, as noted above.  Partially offsetting this decrease in deferred annuity deposits, new universal life deposits increased $2.5 million or 64% and new variable annuity deposits increased $3.8 million or 48%.  Total renewal deposits increased $4.5 million or 7%, reflecting a $6.4 million or 66% increase in fixed deferred annuity deposits.  This increase was partially offset by a $1.2 million or 3% decrease in universal life renewal deposits and a $0.8 million or 12% decrease in variable annuity renewal deposits.

Total contract charges increased 2% in the second quarter and 1% in the first six months of 2010.  Total contract charges on closed blocks equaled 35% of total consolidated contract charges in the second quarter of 2010, compared to 38% in the second quarter of 2009.  Total contract charges on closed blocks declined 4% in the second quarter of 2010 compared to the second quarter of 2009, while total contract charges on open, or ongoing, blocks of business increased 5%.  Total contract charges on closed blocks equaled 36% of total consolidated contract charges in the first six months of 2010 versus 38% in the same period of 2009.  Total contract charges on closed blocks declined 4% in the first six months of 2010 compared to the first six months of 2009.  Total contract charges on open blocks of business increased by 4% during the six month comparative period.

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies.  This liability arises from front end loads on such policies and is recognized into the income statement in concert with the future expected gross profits, as is similarly the case with amortization of deferred acquisition costs (DAC).  In the second quarter of 2010, the Company had a refinement in methodology resulting in a change in estimate.  The Company refined its methodology primarily as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its calculation of the DRL liability.  The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

At least annually, a review is performed regarding the assumptions related to profit expectations.  If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment.  The Company had an unlocking in the DRL in the second quarter of 2010.  When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability is also recognized as an unlocking.  The 2010 unlocking adjustment reflects actual experience from mortality results, premium persistency, and surrender rates that have emerged.  The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the current period of $1.1 million.  No changes in estimate or unlocking on the DRL occurred during 2009.

Net investment income decreased 3% in the second quarter and 1% in the six months.  While invested assets increased, yields earned on investments declined during both periods in 2010. This segment experienced a $0.2 million net realized investment gain in the second quarter and a $0.3 million net realized investment loss in the first six months of 2010.  This compares to net realized investment losses of $1.2 million in the second quarter of 2009 and $5.9 million in the first six months of 2009.

The Company’s analysis of securities for the quarter ended June 30, 2010 resulted in the determination that eight fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $1.2 million due to credit impairments.  Five of these securities were additional incremental losses from residential mortgage-backed securities, reflecting deterioration in cash flows from added delinquencies.  The additional losses from these residential mortgage-backed securities totaled $0.5 million in the second quarter of 2010.  Of this amount, $0.1 million was determined to be non-credit and was recognized in other comprehensive income.  The total fair value of the affected securities after the write-downs was $57.3 million.

The following table provides securities that were written down through earnings during the first and second quarters of 2010 by asset class:
	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate private-labeled residential
mortgage backed securities	737	366	1,103
Other	740	807	1,547
Total	$1,477	1,173	$2,650

The following table provides detail regarding individual investment securities that were written down through earnings during the first six months of 2010 exceeding $0.5 million.

	Impairment
Security	Loss	Description

Securitization of U.S. government guaranteed	$599	Liquidation of the security by the trustees,
student loans		at the direction of a majority of bondholders.
Other - 10 securities	2,051
Total	$2,650

The following table provides securities that were written down through earnings during the first and second quarters of 2009 by asset class:

	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate obligations:
Industrial	$2,656	$-	$2,656
Communications	-	1,010	1,010
Financial	1,546	2,276	3,822
Consumer	1,235	-	1,235
Total corporate obligations	5,437	3,286	8,723
Corporate private-labeled residential
mortgage backed securities	598	126	724
Other	-	165	165
Total	$6,035	$3,577	$9,612

The following table provides detail regarding individual investment securities that were written down through earnings during the six months of 2009 exceeding $0.5 million.
	Impairment
Security	Loss	Description

Financing company for real estate	$1,760	Acceptance of a tender offer resulted in an
		impairment to fair value.
Trucking company	1,636	Reduced shipping volume from the recession, new
		credit restrictions due to renegotiation of debt
		covenants, the need to retire longer-term debt
		and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled
		with rating downgrades and the need to raise
		additional capital to meet future needs.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining
		revenues and declining liquidity position.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an
		impairment to fair value.
Print media company	1,010	Company filed for bankruptcy in 2008 and a
		subsequent impairment was recognized
		due to reorganization.
Global finance company	517	Negative effect of credit crisis, forcing reduced
		access to liquidity and higher borrowing costs.
Other - 4 securities	888
Total	$9,612

Other revenues decreased $0.2 million or 6% in the second quarter and $0.2 or 4% in the six months compared to a year ago.  The decreases that occurred during both the second quarter and six months were largely due to a decrease in dividends left with the Company by policyholders.  These were partially offset by increased revenue from supplemental contract considerations and fees received from variable product managers.

Policyholder benefits increased $5.9 million or 33% in the second quarter and $4.8 million or 10% in the six months compared to the prior year.  These increases were largely the result of increased benefit and contract reserves.  Benefit and contract reserves increased due to higher annuity sales, as reserves are established virtually on a one-for-one basis with premiums for this product.  In addition, the change in the fair value of the guaranteed minimum withdrawal benefit riders resulted in an increase in benefit and contract reserves, as previously discussed.  Partially offsetting these items, death benefits declined $0.4 million or 3% in the second quarter and $3.1 million or 10% in the six months, reflecting favorable mortality.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method.   At June 30, 2010, the fair value of these riders increased $0.8 million compared to the fair value at December 31, 2009.  This fluctuation can be attributed to unfavorable returns in the capital markets, increases in market volatility and decreases in risk-free swap rates.

Interest credited to policyholder account balances declined 1% in the second quarter and was essentially flat in the six months compared to one year ago.  While total policyholder account balances increased during the second quarter of 2010 compared to both March 31, 2010 and June 30, 2009, these increases were offset by declines in crediting rates.

Amortization of DAC and VOBA decreased 94% in the second quarter and 45% in the six months compared to last year.  Amortization of DAC decreased $5.8 million or 114% in the second quarter and $7.6 million or 60% in the six months. These decreases are primarily the result of a refinement in methodology and an unlocking.  The refinement in methodology caused a change in estimate, and the unlocking caused a reduction in DAC amortization.  The Company refined its estimate primarily as a result of the implementation of an actuarial system upgrade.  This upgrade allowed the Company to refine its calculation of the DAC asset.  The effect of the change in estimate was an increase in the DAC asset and a reduction in current period DAC amortization of $1.1 million.

The second factor in the significant decrease in amortization of DAC was an unlocking that occurred in the second quarter of 2010.  The unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products.  The unlocking of the mortality assumption in the variable universal life product included a change to a more recent mortality table.  This table is also currently used by the Company in the mortality assumption for universal life and allows the Company enhanced consistency with mortality assumptions on other interest-sensitive products.  This unlocking adjustment reflects actual experience from mortality results that have emerged and which have been better than assumed in expected future profits previously established.  In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products.  The impact of unlocking was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million.  No DAC unlocking or change in estimate occurred in 2009.

VOBA is amortized in concert with each purchased block of business.  Accordingly, as policies run off, the amortization will decline over time.  In addition, VOBA is evaluated each period for unlocking adjustments.  The amortization of VOBA increased $2.3 million in the second quarter and $2.0 million in the first six months of 2010 compared to one year earlier.  These increases were largely due to two factors that decreased VOBA amortization during 2009.  First, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products during the second quarter of 2009.  This refinement in estimate reduced VOBA amortization $2.5 million in both the second quarter and six months of 2009.  In addition, an unlocking adjustment was made during the second quarter of 2009 that decreased VOBA amortization by $0.2 million, while no unlocking adjustment was made during 2010.

Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  Operating expenses decreased $2.6 million or 15% in the second quarter and $5.8 million or 16% in the six months compared with one year earlier.  These decreases were largely due to declines in salaries and separation costs associated with a reduction in staffing that occurred during 2009, a reduction in pension plan benefit expense, and a reduction in legal costs.  These favorable changes were partially offset by higher commission expenses, which resulted from an increase in sales.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$15,179	$13,619	$29,539	$28,286
Reinsurance ceded	(2,869)	(2,118)	(5,337)	(3,969)
Total insurance revenues	12,310	11,501	24,202	24,317
Investment revenues:
Net investment income	156	133	307	270
Other revenues	95	66	171	105
Total revenues	12,561	11,700	24,680	24,692

Policyholder benefits	8,479	8,395	16,774	16,996
Operating expenses	4,601	4,187	9,248	8,892
Total benefits and expenses	13,080	12,582	26,022	25,888

Loss before income tax benefit	(519)	(882)	(1,342)	(1,196)

Income tax benefit	(182)	(309)	(470)	(419)

Net loss	$(337)	$(573)	$(872)	$(777)

The net loss for this segment totaled $0.3 million for the second quarter of 2010, compared with a $0.6 million loss in 2009.  The improvement was primarily due to a $0.8 million increase in insurance revenues.  Partially offsetting this was a $0.4 million increase in operating expenses and a $0.1 million increase in policyholder benefits.  The net loss for six months was $0.9 million versus a $0.8 million loss one year ago.  The decline was a result of a $0.4 million increase in operating expenses, primarily due to increased commissions paid on new premium sales.  Partially offsetting this increase in expense was a $0.2 million decrease in policyholder benefits.  Improved results in the group life and the group dental lines were more than offset by decreases in the disability lines.

Total insurance revenues for the Group Insurance segment increased $0.8 million or 7% in the second quarter compared to last year.  This improvement reflected a $1.6 million or 12% increase in premiums, which was primarily attributable to new sales results but which was partially offset by a $0.8 million or 35% increase in reinsurance ceded.  Total insurance revenues for the six months decreased $0.1 million or less than 1%, as a $1.3 million or 4% increase in premiums was offset by a $1.4 million or 34% increase in reinsurance ceded.  The increase in reinsurance ceded in the second quarter and first six months of 2010 resulted from an increase in disability premiums sold through an arrangement with an independent marketing organization that are 100% reinsured.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2010 and 2009.  New premiums are also detailed by product.

	Quarter Ended June 30
	2010	% Change	2009	% Change
New premiums:
Group life insurance	$498	54	$324	(43)
Group dental insurance	2,080	23	1,691	(28)
Group disability insurance	1,088	60	681	49
Other group insurance	39	290	10	(86)
Total new premiums	3,705	37	2,706	(21)
Renewal premiums	11,474	5	10,913	4
Total premiums	$15,179	11	$13,619	(2)

	Six Months Ended June 30
	2010	% Change	2009	% Change
New premiums:
Group life insurance	$1,127	45	$775	(28)
Group dental insurance	4,240	19	3,551	(20)
Group disability insurance	2,200	90	1,158	27
Other group insurance	94	31	72	(47)
Total new premiums	7,661	38	5,556	(15)
Renewal premiums	21,878	(4)	22,730	8
Total premiums	$29,539	4	$28,286	2

Total new premiums increased 37% while total renewal premiums increased 5% during the second quarter compared to last year.  New disability premiums increased 60% in the second quarter, new dental premiums increased 23% and new group life premiums increased 54%.  The increase in renewal premiums was primarily due to a 9% increase in dental premiums.

Total new premiums for the six months increased 38% while total renewal premiums decreased 4% compared to a year ago.  New disability premiums increased 90%, new group life premiums increased 45% and new dental premiums increased 19%.  The decrease in renewal premiums reflected a 16% decline in group life premiums and a 12% decrease in long-term disability premiums.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits.  Policyholder benefits increased $0.1 million or 1% in the second quarter compared to last year.  This increase was largely due to higher benefits for the long-term disability and dental product lines, but the increase was partially offset by a decline in benefits in the group life product line.  Policyholder benefits for the six months decreased $0.2 million or 1% compared to a year ago.  This resulted from declines in group life and long-term disability benefits that were partially offset by an increase in dental benefits.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations.  Operating expenses increased 10% in the second quarter and 4% in the six months compared to last year.  The largest factor in these increases was higher commissions paid, which increased 14% in the second quarter and 10% in the six months.  Higher commissions largely reflected the improved sales results mentioned above.  In addition, the increase in operating expenses reflected an increase in payments to third-party administrators.

Improvement efforts for this segment in 2010 are focused in two primary areas.  First, emphasis is being placed on stronger pricing for the dental product and on retention of its in-force block through renewals of existing business.  Second, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.

Old American Insurance Company
The following table presents financial data for the Old American business segment for the second quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$16,898	$16,249	$33,613	$32,459
Reinsurance ceded	(700)	(789)	(1,403)	(1,633)
Total insurance revenues	16,198	15,460	32,210	30,826
Investment revenues:
Net investment income	3,039	3,134	6,097	6,219
Realized investment gains, excluding
impairment losses	126	251	509	274
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(156)	(453)	(205)	(2,632)
Portion of impairment losses recognized in
other comprehensive income	5	8	(55)	2,104
Net impairment losses recognized in earnings	(151)	(445)	(260)	(528)
Total investment revenues	3,014	2,940	6,346	5,965
Other revenues	1	1	3	1
Total revenues	19,213	18,401	38,559	36,792

Policyholder benefits	10,435	10,148	22,027	21,248
Amortization of deferred acquisition costs
and value of business acquired	3,512	3,112	7,382	6,768
Operating expenses	3,589	3,284	8,118	6,561
Total benefits and expenses	17,536	16,544	37,527	34,577

Income before income tax expense	1,677	1,857	1,032	2,215

Income tax expense	617	675	375	806
		.
Net income	$1,060	$1,182	$657	$1,409

Net income for this segment was $1.1 million in the second quarter compared to $1.2 million in the prior year.  Net income for the first six months 2010 was $0.7 million versus $1.4 million for the first six months of 2009.  The decline in net income experienced in both periods reflected increases in amortization of deferred acquisition costs and value of business acquired, operating expenses and policyholder benefits.  These were partially offset by an increase in insurance revenues and a decrease in realized investment losses.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30
	2010	% Change	2009	% Change

New premiums	$2,813	35	$2,090	17
Renewal premiums	14,085	(1)	14,159	(2)
Total premiums	$16,898	4	$16,249	-

	Six Months Ended June 30
	2010	% Change	2009	% Change

New premiums	$5,440	35	$4,037	13
Renewal premiums	28,173	(1)	28,422	(2)
Total premiums	$33,613	4	$32,459	-

Insurance revenues increased 5% in the second quarter and 4% in the six months compared with the prior year.  Total new premiums increased $0.7 million or 35% in the second quarter and $1.4 million or 35% in the six months, while total renewal premiums declined $0.1 million or 1% in the second quarter and $0.2 million or 1% in the six months.  The increase in new premiums reflects a combination expanded distribution efforts and improved agency productivity.  In addition, Old American continues to focus on the recruitment and development of new agencies and agents with positive results, along with improved production from existing agencies and agents.

Net investment income declined $0.1 million or 3% in the second quarter and $0.1 million or 2% in the six months compared with 2009.  These declines reflect reduced investment assets and a reduction in yields available in the market.

Old American had a net realized investment loss of less than $0.1 million in the second quarter and a $0.2 million net realized investment gain in the six months of 2010.  This compares to net realized investment losses of $0.2 million and $0.3 million in the same periods during 2009, respectively.

The Company’s analysis of securities for the quarter ended June 30, 2010 resulted in the determination that four fixed-maturity securities had other-than-temporary impairments affecting the Old American segment and were written down by a combined $0.2 million.  The total fair value of the affected securities after the write-downs was $5.5 million.  The write-down of the corporate private-labeled residential mortgage-backed securities reflects continued assessments of cash flow testing.  As long as significant defaults and severity of losses in residential housing continue, these residential mortgage-backed securities may continue to experience negative fluctuations and may result in additional other-than-temporary impairments.

The following table provides securities that were written down through earnings during the first and second quarters of 2010 by asset class:

	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate private-labeled residental
mortgage-backed securities	$109	$18	$127
Other	-	133	133
Total	$109	$151	$260

None of the individual investment securities that were written down through earnings during the first six months of 2010 exceeded $0.5 million.

The following table provides securities that were written down through earnings during the first and second quarters of 2009 by asset class:

	First	Second
	Quarter	Quarter	Total
Bonds:
Corporate obligations:
Financial	$-	$428	$428
Total corporate obligations	-	428	428
Corporate private-labeled residental
mortgage-backed securities	83	17	100
Total	$83	$445	$528

None of the individual investment securities that were written down through earnings during the first six months of 2009 exceeded $0.5 million.

Policyholder benefits increased $0.3 million or 3% in the second quarter and $0.8 million or 4% in the six months versus last year.  The increase in the second quarter was largely due to increased benefit and contract reserves.  The increase in the six months was largely due to an increase in death benefits and increased benefit and contract reserves.

Amortization of deferred acquisition costs and value of business acquired increased $0.4 million or 13% in the second quarter and $0.6 million or 9% in the six months compared to a year ago.  These increases were primarily due to higher DAC amortization, largely resulting from the increase in sales over time.  DAC is established at the time of new sales.  Accordingly, as Old American’s sales have significantly increased, expectations are that the DAC asset and corresponding amortization will reflect larger increases as well.  No impairments were identified in the second quarter or six months of 2010 or 2009.

Operating expenses consist of commissions net of the capitalization of commissions, expenses from the Company’s operations, and other expenses.  These expenses increased $0.3 million or 9% in the second quarter and $1.6 million or 24% in the six months, compared to a year ago.  These increases were largely the result of increased employee salaries and benefits for both periods, along with higher sales-related expenses.

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

The recent economic climate tightened the financial and liquidity conditions of policyholders.  The difficult economic environment and the credit crisis may produce the need for individual policyholder liquidity and could result in increased surrenders and policy loans on existing policies.  The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs.  In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Operating activities provided cash of $25.1 million in the six months ended June 30, 2010 compared to $19.3 million in the six months ended June 30, 2009.  This increase reflected an increase in premiums received and lower expenses paid, partially offset by a decrease in net investment income.

Net cash used from investing activities was $27.2 million, down from $34.6 million in net cash used for investing for the same period in 2009. The Company’s new investments in fixed maturity and equity securities were $210.3 million for the six months, a 51% increase from $139.5 million a year ago. New investments in mortgage loans were $38.2 million for the six months, compared with $17.9 million last year. Purchases of real estate totaled $7.1 million, down from $12.0 million in 2009. Sales and maturities of fixed maturity and equity securities totaled $139.7 million for the first six months, a 1% increase versus a year ago. There were no sales of real estate investments during 2010 compared to $2.1 million a year ago.  Mortgage loan maturities and principal paydowns totaled $31.8 million, compared to $20.0 million last year.

Net cash provided from financing activities was $6.0 million for the first six months of 2010, compared with $15.8 million a year ago. This change was primarily the result of net transfers to separate accounts of $41.9 million in 2010 compared to $1.2 million in the same period in 2009. Partially offsetting this were two items. First, there were no net borrowings in 2010 versus repayment of $2.9 million a year ago. Second, deposits net of related withdrawals on policyholder account balances were $49.1 million in 2010 compared to $22.2 million in the prior year.

The above information excludes net proceeds from variable insurance products.  These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At June 30, 2010, there were no outstanding balances with the FHLB, and there were no outstanding borrowings at year-end 2009.  The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding.  These lines of credit will expire in June of 2011.  The Company anticipates renewing these lines of credit as they come due.

Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities.  In addition, the Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners.

The following table shows the capital adequacy for the Company.
	June 30	December 31
	2010	2009
Total assets less separate accounts	$3,965,161	$3,863,361
Total stockholders' equity	676,228	628,363
Ratio of stockholders' equity
to assets less separate accounts	17%	16%

The ratio of equity to assets less separate accounts increased 1% to 17% through the six months ended June 30, 2010.  Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $46.9 million at June 30, 2010.  This represents an increase of $46.1 million in net gains from the $0.8 million in net unrealized investment gains at year-end 2009.  Stockholders’ equity increased $47.9 million from year-end 2009.  This improvement was largely due to an increase in unrealized investments gains.

In January 2010, the stock repurchase program was extended by the Board of Directors through January 2011 to permit purchase of up to one million of the Company’s shares on the open market, which would be approximately 9% of the shares currently outstanding.  Through June 30, 2010, the Company purchased 96,931 shares under the stock repurchase program for $3.0 million.  In 2009, the Company purchased 84,173 shares for $2.3 million during the entire year.

During the six months ended June 30, 2010, the employee stock ownership plan purchased 1,213 shares of treasury stock and sold 526 shares of treasury stock for a net change in treasury stock of less than $0.1 million.  The employee stock ownership plan controlled 28,714 shares of the Company’s treasury stock at June 30, 2010.

On July 26, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid August 11, 2010 to stockholders of record as of August 5, 2010.

Current legislative activities and initiatives may have an impact on the ongoing operations of the Company.  The Company has not assessed the impact of these initiatives at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities.  This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates.  While the impact has lessened and even reversed in certain areas, the improvement in overall market risk has been uneven and normal market conditions have not yet returned.  Prolonged periods of volatility and market uncertainty represent a heightened risk for all financial institutions.  These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders, increased policy loans and reduced earnings.  The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.

Please refer to the Company’s 2009 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

Item 4. Controls and Procedures

As required by Exchange Act Rule 13a-15(b), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this report materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.  Based on that evaluation, there has been no such change during the period covered by this report.

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

Item 1A. Risk Factors

Risk factors and cautionary factors have not changed materially from those disclosed in Item 1A. Risk Factors in the Company’s 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total
	Number of			Total Number of	Maximum Number
	Shares			Shares Purchased	of Shares that May
	Purchased		Average	as a Part of	Yet be Purchased
	Open Market/		Purchase Price	Publicly Announced	Under the
Period	Benefit Plans		Paid per Share	Plans or Programs	Plans or Programs

1/01/10 - 1/31/10	42,137	1	$30.72	42,137	957,863
	927	2	28.55

2/1/10 - 2/28/10	-	1	-	-	957,863
	-	2	-

3/1/10 - 3/31/10	26,040	1	30.82	26,040	931,823
	-	2	-

4/01/10 - 4/30/10	18,734	1	33.38	18,734	913,089
	286	2	31.58

5/1/10 - 5/31/10	10,020	1	32.14	10,020	903,069
	-	2	-

6/1/10 - 6/30/10	-	1	-	-	903,069
	-	2	-

Total	98,144			96,931

1On January 25, 2010, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 24, 2011.
2Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through June 2010.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111                                                                           Contact: Tracy W. Knapp, Chief Financial Officer,
                                               (816) 753-7299, Ext. 8216

For Immediate Release: July 30, 2010, press release reporting financial results for the second quarter of 2010.

Kansas City Life Announces Second Quarter 2010 Results

Kansas City Life Insurance Company recorded net income of $10.1 million or $0.88 per share in the second quarter of 2010, improving from net income of $8.0 million or $0.70 per share for the same quarter in the prior year.  The increase in earnings in the second quarter of 2010 was primarily due to increased revenues of $4.5 million or 4%.   Net income for the first six months of 2010 was $11.0 million or $0.96 per share, an increase from net income $3.5 million or $0.30 per share for the same period in 2009.  The largest factor in the improved six-month results was the decline of net realized losses on investments from $6.1 million in 2009 to $0.1 million during the first half of 2010.

Insurance revenues increased $4.4 million or 8% in the second quarter and $4.9 million or 4% for the six months.  The increase in the second quarter reflected an increase of $5.1 million in premiums on life insurance, immediate annuities and accident and health products.  Partially offsetting these increases was a related increase in reinsurance ceded.

Premiums from new policies in the second quarter of 2010 were $12.4 million, an increase of 59% from the prior year.  Included in these results was a $0.7 million or 20% increase in individual life insurance, a $2.9 million or 178% increase in immediate annuities, and a $0.8 million or 35% increase in group accident and health insurance premiums.  The increase in individual life insurance sales largely resulted from new policies in the Old American segment, while the increase in group accident and health insurance premiums primarily resulted from increases in group dental and disability business.  Renewal premiums increased $0.5 million or 1%, primarily due to an increase in group accident and health premiums.

Premiums from new policies in the six months of 2010 were $25.6 million, an increase of 41% from the prior year.  Included in these results was a $1.3 million or 20% increase in individual life insurance, a $3.9 million or 66% increase in immediate annuities, and a $1.8 million or 37% increase in group accident and health insurance premiums.  The Old American segment again led the increase in individual life insurance sales with growth in new premiums of $1.4 million or 35%, while the increase in group accident and health insurance premiums primarily resulted from increases in group dental and disability business.  Renewal premiums decreased $0.9 million or 1%, primarily due to a decrease in group life premiums.

New universal life deposits increased $0.9 million or 44% and variable products increased $0.6 million or 12% during the second quarter.  The rise in variable product deposits is primarily reflective of an increase in variable annuities.  Similarly, new universal life deposits increased $2.5 million or 64% and new variable products increased $3.5 million or 41% for the six-month period.  However, total new deposits declined for both periods as a result of a 62% and 50% decline in fixed deferred annuity deposits for the quarter and six-month periods, respectively.  The decrease in fixed deferred annuity sales was due to exceptionally strong sales during both periods in 2009.

Investment revenues increased $0.3 million compared with the second quarter of 2009 and $4.9 million for the six months, driven by reduced realized investment losses.  Included in these changes, net investment income declined $1.3 million for the quarter and $1.2 million for the six months due to lower yields.  While the lower interest rate environment has caused declines in net investment income, the lower rates have also generated increased values within the investment portfolio.  Specifically, the Company’s investment portfolio had a net unrealized gain position of $114.7 million at June 30, 2010, an improvement of $114.5 million from December 31, 2009.  Further, the portfolio’s value has improved $228.0 million from June 30, 2009.

Policyholder benefits and interest credited to policyholder account balances increased $6.1 million during the second quarter and $5.2 million for the six months versus the prior year.  The increase in both the second quarter and six months was largely due to an increase in benefit and contract reserves, primarily resulting from increased sales of immediate annuities.  The increase in benefit and contract reserves was partially offset by a decrease in death benefits, which declined $0.6 million for the second quarter and $3.3 million for the six months.

The Company had a $3.0 million decrease in the amortization of deferred acquisition costs (DAC) and value of business acquired (VOBA) in the second quarter and a $5.0 million decrease for the six months compared with the prior year.  These decreases were largely associated with an unlocking of the assumptions of the DAC asset.  These assumptions are reassessed no less often than annually, and unlocking occurs when it is concluded that the historical results are no longer consistent with the current assumptions about product performance.  The unlocking in this period related primarily to improved mortality results, and the unlocking resulted in reduced amortization of DAC.

Finally, insurance operating expenses declined $1.9 million or 8% for the second quarter and $3.8 million or 8% for the six months compared with the prior year.  This decrease in both periods primarily reflects reduced salaries, benefits and separation costs associated with staffing changes that were made during 2009.

On July 26, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 11, 2010 to stockholders of record on August 5, 2010.

The impact of the recent economic downturn, which began in earnest about three full years ago, has been significant upon Kansas City Life, its general agents and agents, and policyholders.  While many of the effects of the recession have been corrected, reduced or mitigated, many effects continue to impact all of us.  Throughout this period, the Company has continued to focus on expanding new sales of life insurance, maintaining a strong balance sheet, and improving competitiveness through difficult but important decisions regarding staffing and other costs.  Although the current economic environment is presenting new challenges, the Company believes that recent results are indicative of progress and the rewards of maintaining an appropriate focus on long-term priorities.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company's  revenues were $419.6 million in 2009, and assets and life insurance in force were $4.2 billion and $30.7 billion, respectively, as of December 31, 2009. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

KANSAS CITY LIFE INSURANCE COMPANY
CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)
(amounts in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Revenues	$105,984	$101,439	$212,751	$203,074

Net income	$10,060	$8,044	$11,023	$3,496

Net income per share,
basic and diluted	$0.88	$0.70	$0.96	$0.30

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,477,127	11,514,586	11,502,565	11,486,599

Item 6. Exhibits

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

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

Date:  July 30, 2010