Form 10-Q
period 2010-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2010-10-29
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Missouri	44-0308260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,467,736 shares
Class	Outstanding September 30, 2010

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	September 30 2010	December 31 2009
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,717,220	$2,469,272
Equity securities available for sale, at fair value	37,787	36,876
Mortgage loans	523,173	457,582
Real estate	118,649	114,076
Policy loans	84,619	85,585
Short-term investments	25,788	138,704

Total investments	3,507,236	3,302,095

Cash	8,422	4,981
Accrued investment income	39,568	32,989
Deferred acquisition costs	173,446	209,495
Value of business acquired	48,194	66,114
Reinsurance receivables	181,753	182,803
Property and equipment	23,795	24,393
Income taxes	2,487	8,784
Other assets	33,131	35,145
Separate account assets	318,282	312,824

Total assets	$4,336,314	$4,179,623

LIABILITIES
Future policy benefits	$888,710	$870,327
Policyholder account balances	2,064,875	2,048,828
Policy and contract claims	34,269	33,484
Other policyholder funds	145,035	137,847
Income taxes	60,475	21,851
Other liabilities	121,458	126,099
Separate account liabilities	318,282	312,824

Total liabilities	3,633,104	3,551,260

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,080	41,068
Retained earnings	763,399	757,225
Accumulated other comprehensive income (loss)	35,253	(36,477)
Treasury stock, at cost (2010 - 7,028,944 shares; 2009 - 6,931,589 shares)	(159,643)	(156,574)

Total stockholders’ equity	703,210	628,363

Total liabilities and stockholders’ equity	$4,336,314	$4,179,623

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Income

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Premiums	$49,168	$53,432	$145,348	$143,148
Contract charges	26,643	26,448	79,983	79,418
Reinsurance ceded	(13,949)	(14,308)	(41,981)	(40,446)

Total insurance revenues	61,862	65,572	183,350	182,120
Investment revenues:
Net investment income	44,120	44,521	130,696	132,265
Realized investment gains, excluding impairment losses	263	1,202	3,079	5,208
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,080)	(2,522)	(4,129)	(28,353)
Portion of impairment losses recognized in other comprehensive income	170	203	309	15,894

Net impairment losses recognized in earnings	(910)	(2,319)	(3,820)	(12,459)

Total investment revenues	43,473	43,404	129,955	125,014
Other revenues	2,281	3,387	7,062	8,303

Total revenues	107,616	112,363	320,367	315,437

BENEFITS AND EXPENSES
Policyholder benefits	46,375	50,514	136,788	135,601
Interest credited to policyholder account balances	21,561	21,898	64,301	64,772
Amortization of deferred acquisition costs and value of business acquired	10,398	9,949	24,628	29,155
Operating expenses	22,496	23,090	69,062	73,476

Total benefits and expenses	100,830	105,451	294,779	303,004

Income before income tax expense	6,786	6,912	25,588	12,433

Income tax expense	2,330	1,731	10,109	3,756

NET INCOME	$4,456	$5,181	$15,479	$8,677

Comprehensive income, net of taxes:
Change in net unrealized gains and (losses) on securities available for sale	$25,616	$51,133	$71,730	$91,598
Change in benefit plan obligations	-	-	-	4,666

Other comprehensive income	25,616	51,133	71,730	96,264

COMPREHENSIVE INCOME	$30,072	$56,314	$87,209	$104,941

Basic and diluted earnings per share:
Net income	$0.39	$0.45	$1.35	$0.75

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,068
Excess of proceeds over cost of treasury stock sold	12

End of period	41,080

RETAINED EARNINGS
Beginning of period	757,225
Net income	15,479
Stockholder dividends of $0.81 per share	(9,305)

End of period	763,399

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(36,477)
Other comprehensive income	71,730

End of period	35,253

TREASURY STOCK, at cost
Beginning of period	(156,574)
Cost of 98,144 shares acquired	(3,080)
Cost of 789 shares sold	11

End of period	(159,643)

TOTAL STOCKHOLDERS’ EQUITY	$703,210

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
Net income	$15,479	$8,677
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium	2,292	3,231
Depreciation	2,093	2,137
Acquisition costs capitalized	(27,820)	(23,765)
Amortization of deferred acquisition costs	19,777	26,745
Amortization of value of business acquired	4,851	2,996
Realized investment losses	741	7,251
Changes in assets and liabilities:
Reinsurance receivables	1,050	(4,014)
Future policy benefits	3,396	5,767
Policyholder account balances	(18,333)	(19,320)
Income taxes payable and deferred	10,245	9,181
Other, net	(7,199)	(426)

Net cash provided	6,572	18,460

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(308,218)	(267,700)
Equity securities	(786)	(2,166)
Mortgage loans	(107,066)	(34,735)
Real estate	(9,669)	(14,510)
Policy loans	(12,872)	(12,976)
Sales of investments:
Fixed maturity securities	60,470	48,490
Equity securities	585	3,652
Real estate	-	3,852
Net change in short-term investments	112,916	(2,812)
Maturities and principal paydowns of investments:
Fixed maturity securities	179,175	184,290
Mortgage loans	41,475	33,755
Policy loans	13,838	15,213
Net disposition (acquisition) of property and equipment	(348)	178

Net cash used	(30,500)	(45,469)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2010	2009
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	8,000	1,500
Repayment of borrowings	(8,000)	(4,400)
Deposits on policyholder account balances	179,450	182,002
Withdrawals from policyholder account balances	(142,964)	(155,102)
Net transfers from (to) separate accounts	(58)	6,635
Change in other deposits	3,303	5,518
Cash dividends to stockholders	(9,305)	(9,366)
Net disposition (acquisition) of treasury stock	(3,057)	2,636

Net cash provided	27,369	29,423

Increase in cash	3,441	2,414
Cash at beginning of year	4,981	9,720

Cash at end of period	$8,422	$12,134

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements, the accompanying notes to these unaudited interim consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Kansas City Life Insurance Company include the accounts of the consolidated entity (the Company), which primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2009 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2010 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies

The Company has identified below for disclosure selected significant accounting policies that are specifically pertinent to the current periods presented. For a full discussion of significant accounting policies, please refer to the Company’s 2009 Form 10-K.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

During the second quarter of 2010, the amortization of DAC decreased significantly, primarily the result of a refinement in methodology (resulting in a change in estimate) and an unlocking of certain assumptions. The effect of the change in estimate was an increase in the DAC asset and a reduction in DAC amortization in the second quarter of 2010 of $1.1 million. The impact of unlocking was an increase in the DAC asset and a corresponding decrease in the amortization of DAC in the second quarter of 2010 of $5.8 million. This unlocking also impacted the DAC asset and amortization of DAC reported for the nine months ended September 30, 2010. No DAC unlocking or change in estimate occurred during the third quarter of 2010 or during 2009.

During the second quarter of 2010, the amortization of VOBA increased significantly, largely due to two factors, both of which occurred in the prior year. First, in the second quarter of 2009, the Company refined its method for calculating VOBA from a premium-based method to a volume-based method for certain traditional life products. The Company refined its method of estimating VOBA to the use of volume in-force. This refinement in estimate reduced VOBA amortization $2.5 million in the second quarter of 2009. Second, the Company had an unlocking adjustment on interest-sensitive products, which decreased VOBA amortization $0.2 million in the second quarter of 2009. These adjustments also impact the comparison of VOBA amortization between the nine months ended September 30, 2010 and 2009. No unlocking or refinement in methodology has occurred in 2010.

The unlocking and refinement in methodology identified above also impacted other areas of the consolidated financial statements such as contract charges, as discussed below.

For additional information regarding these items, please see Note 1 – Nature of Operations and Significant Accounting Policies in the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from the deferral of front end loads on such policies and is recognized into the Consolidated Statements of Income in concert with the future expected gross profits, similar to the amortization of DAC. In the second quarter of 2010, the Company had a refinement in methodology in its DRL, resulting in a change in estimate. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million during the second quarter of 2010, which also impacts the deferred revenue liability and contract charges reported for the nine months ended September 30, 2010.

The Company had an unlocking in the DRL in the second quarter of 2010. When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability is also recognized as an unlocking. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue of $1.1 million during the second quarter of 2010, which also impacts the DRL liability and contract charges reported for the nine months ended September 30, 2010. No changes in estimate or unlocking on the DRL occurred during the third quarter of 2010.

For additional information regarding these items, please see Note 1 – Nature of Operations and Significant Accounting Policies in the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

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

The Company has a guaranteed minimum withdrawal benefit (GMWB) that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $73.6 million at September 30, 2010 (December 31, 2009 – $57.9 million) and the guarantee liability was ($1.2) million at September 30, 2010 (December 31, 2009 – ($1.6) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance. The Company refined its process in the second quarter of 2010 to incorporate an index from an industry-recognized actuarial consulting firm that the Company believes is more consistent with the attributes of the product.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at September 30, 2010 was $0.3 million (December 31, 2009 – $0.3 million).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

In July 2010, the FASB issued guidance to expand existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently evaluating this new guidance but does not expect it to have a material impact to the disclosure in the consolidated financial statements.

All other new accounting standards and updates of existing standards issued during the nine months ended September 30, 2010 did not relate to accounting policies and procedures pertinent to the Company at this time.

Other Regulatory Activity

Health Care Reform

The Company has assessed, based upon the information available, the Health Care Reform Act, as passed in the first quarter of 2010. The Company has considered its medical and dental plans provided for employees, agents and retirees. While the Company will incur additional costs associated with the implementation of this Act, it does not believe these costs or ongoing costs associated with this Act will have a material impact to the consolidated financial statements. The Company does not provide a separate prescription drug plan to its retirees. In addition, the Company does not sell any medical insurance or prescription drug coverage. However, the Company does sell dental and vision insurance but believes that the impact of this Act is immaterial to these products. The Company will continue to assess the information contained in this Act as additional guidance becomes available and as additional implications are understood or clarified.

Financial Reform

The Dodd-Frank Bill was passed in July of 2010. This Bill focuses on financial reform, specifically changes to derivatives regulation, regulatory framework for executive pay, corporate governance, investor protection, clawback provisions, mortgage reform, and numerous other issues. The Company will continue to assess the information contained in this Bill as additional guidance becomes available and as additional implications are clarified. The Company expects that additional disclosures will become required, but the Company does not believe they will have a material impact to the consolidated financial statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The Company owned two issues of similar securities for which values were not provided from the Company’s primary pricing service as of September 30, 2010. In one instance, the Company used the price received for a similar issue to determine the fair value of these securities. In the second instance, the Company owns a security on which it has a guaranteed price at par, the result of a legal settlement pertaining to this particular investment. The Company has the right to exercise this feature for a specific period of time. Accordingly, the Company used a fair value equal to the par value for this security at September 30, 2010.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $73.6 million and the guarantee liability was ($1.2) million at September 30, 2010 compared to $57.9 million and $(1.6) million, respectively, at December 31, 2009. The value of the GMWB rider is recorded at fair value, and the change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. Fair value for GMWB rider contracts results in a Level 3 valuation, as it is based on models which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Notes Payable

The Company had no borrowings at September 30, 2010 or December 31, 2009.

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$11,817	$125,035	$4,133	$140,985
Federal agencies [1]	-	29,439	-	29,439
Federal agency issued residential mortgage-backed securities [1]	-	157,709	-	157,709

Subtotal	11,817	312,183	4,133	328,133
Corporate obligations:
Industrial	-	478,813	2,454	481,267
Energy	-	208,169	2,438	210,607
Technology	-	49,708	-	49,708
Communications	-	101,342	-	101,342
Financial	5,000	392,196	2,902	400,098
Consumer	-	310,209	22,947	333,156
Public utilities	-	309,195	-	309,195

Subtotal	5,000	1,849,632	30,741	1,885,373
Corporate private-labeled residential mortgage-backed securities	-	201,475	-	201,475
Other	-	281,490	5,958	287,448
Redeemable preferred stocks	14,791	-	-	14,791

Subtotal	31,608	2,644,780	40,832	2,717,220

Equity securities	3,867	27,859	6,061	37,787

Total	$35,475	$2,672,639	$46,893	$2,755,007

Percent of Total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(1,200)	$(1,200)

Total	$-	$-	$(1,200)	$(1,200)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$9,939	$97,723	$14,275	$121,937
Federal agencies [1]	-	28,321	-	28,321
Federal agency issued residential mortgage-backed securities [1]	-	172,515	-	172,515

Subtotal	9,939	298,559	14,275	322,773
Corporate obligations:
Industrial	-	412,292	3,654	415,946
Energy	-	200,340	-	200,340
Technology	-	40,864	-	40,864
Communications	-	86,264	-	86,264
Financial	-	361,768	2,840	364,608
Consumer	-	284,910	22,596	307,506
Public utilities	-	287,687	-	287,687

Subtotal	-	1,674,125	29,090	1,703,215
Corporate private-labeled residential mortgage-backed securities	-	200,002	-	200,002
Other	-	220,572	9,109	229,681
Redeemable preferred stocks	13,601	-	-	13,601

Subtotal	23,540	2,393,258	52,474	2,469,272

Equity securities	3,400	27,427	6,049	36,876

Total	$26,940	$2,420,685	$58,523	$2,506,148

Percent of Total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(1,642)	$(1,642)

Total	$-	$-	$(1,642)	$(1,642)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level.

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$26,608	$2,540,740	$-	$2,567,348
Priced from independent broker quotations	-	63,429	-	63,429
Priced from internal matrices and calculations	5,000	40,611	40,832	86,443

Subtotal	31,608	2,644,780	40,832	2,717,220

Equity securities available for sale:
Priced from external pricing services	3,867	2,398	-	6,265
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,461	6,061	31,522

Subtotal	3,867	27,859	6,061	37,787

Total	$35,475	$2,672,639	$46,893	$2,755,007

Percent of Total	1%	97%	2%	100%

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing services	$23,540	$2,277,303	$-	$2,300,843
Priced from independent broker quotations	-	111,587	-	111,587
Priced from internal matrices and calculations	-	4,368	52,474	56,842

Subtotal	23,540	2,393,258	52,474	2,469,272

Equity securities available for sale:
Priced from external pricing services	3,400	2,407	-	5,807
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,020	6,049	31,069

Subtotal	3,400	27,427	6,049	36,876

Total	$26,940	$2,420,685	$58,523	$2,506,148

Percent of Total	1%	97%	2%	100%

The changes in Level 1 assets measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2010 are summarized below:

	Quarter Ended September 30, 2010
	Beginning Balance as of June 30, 2010	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$20,225	$(32)	$1,123	$5,112	$5,180	$31,608	$1,166
Equity securities available for sale	3,377	-	317	173	-	3,867	317

Total	$23,602	$(32)	$1,440	$5,285	$5,180	$35,475	$1,483

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Nine months Ended September 30, 2010
	Beginning Balance as of December 31, 2009	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$23,540	$(35)	$1,481	$144	$6,478	$31,608	$1,611
Equity securities available for sale	3,400	-	294	173	-	3,867	294

Total	$26,940	$(35)	$1,775	$317	$6,478	$35,475	$1,905

The changes in Level 2 assets measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2010 are summarized below:
	Quarter Ended September 30, 2010
	Beginning Balance as of June 30, 2010	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$2,590,973	$(1,256)	$66,754	$(7,110)	$(4,581)	$2,644,780	$63,410
Equity securities available for sale	28,148	2	(119)	(172)	-	27,859	(46)

Total	$2,619,121	$(1,254)	$66,635	$(7,282)	$(4,581)	$2,672,639	$63,364

	Nine Months Ended September 30, 2010
	Beginning Balance as of December 31, 2009	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$2,393,258	$(982)	$179,647	$68,485	$4,372	$2,644,780	$177,976
Equity securities available for sale	27,427	2	203	227	-	27,859	276

Total	$2,420,685	$(980)	$179,850	$68,712	$4,372	$2,672,639	$178,252

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2010 and the year ended December 31, 2009 are summarized below:

	Quarter Ended September 30, 2010
	Beginning Balance as of June 30, 2010	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$40,912	$403	$622	$(505)	$(600)	$40,832	$623
Equity securities available for sale	6,002	-	59	-	-	6,061	59

Total	$46,914	$403	$681	$(505)	$(600)	$46,893	$682

Liabilities:
Other policyholder funds- guaranteed minimum withdrawal benefits	$(856)	$(378)	$-	$34	$-	(1,200)	$-

	Nine Months Ended September 30, 2010
	Beginning Balance as of December 31, 2009	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of September 30, 2010	Net Unrealized Gains (Losses) at September 30, 2010
Assets:
Fixed maturities available for sale	$52,474	$3	$1,435	$(2,229)	$(10,851)	$40,832	$1,436
Equity securities available for sale	6,049	-	208	(196)	-	6,061	210

Total	$58,523	$3	$1,643	$(2,425)	$(10,851)	$46,893	$1,646

Liabilities:
Other policyholder funds- guaranteed minimum withdrawal benefits	$(1,642)	$399	$-	$43	$-	(1,200)	$-

	Year Ended December 31, 2009
	Beginning Balance as of December 31, 2008	Included in Earnings	Included in Other Comprehensive Income	Purchases and Dispositions	Net Transfers In (Out)	Ending Balance as of December 31, 2009	Net Unrealized Gains (Losses) at December 31, 2009
Assets:
Fixed maturities available for sale	$89,499	$(1,172)	$3,100	$(1,985)	$(36,968)	$52,474	$2,533
Equity securities available for sale	5,141	-	229	(129)	808	6,049	228

Total	$94,640	$(1,172)	$3,329	$(2,114)	$(36,160)	$58,523	$2,761

Liabilities:
Other policyholder funds- guaranteed minimum withdrawal benefits	$755	$(2,452)	$-	$55	$-	$(1,642)	$-

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The Company had no transfers into Level 3 and $0.6 million transfers out of Level 3 for the quarter ended September 30, 2010. The Company had $2.1 million transfers into Level 3 and $13.0 million transfers out of Level 3 for the nine months ended September 30, 2010. The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Transfers into Level 3 occur when the Company, it its opinion, cannot obtain a fair value that it believes is a Level 1 or Level 2 fair value.

The following table provides amortized cost and fair value for securities by asset class at September 30, 2010.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$129,779	$11,321	$115	$140,985
Federal agencies [1]	26,173	3,266	-	29,439
Federal agency issued residential mortgage-backed securities [1]	146,862	10,851	4	157,709

Subtotal	302,814	25,438	119	328,133
Corporate obligations:
Industrial	434,102	47,340	175	481,267
Energy	187,728	22,891	12	210,607
Technology	46,281	3,555	128	49,708
Communications	92,717	8,625	-	101,342
Financial	379,597	24,297	3,796	400,098
Consumer	300,607	33,298	749	333,156
Public utilities	275,068	35,104	977	309,195

Subtotal	1,716,100	175,110	5,837	1,885,373
Corporate private-labeled residential mortgage-backed securities	220,337	2,405	21,267	201,475
Other	281,794	15,676	10,022	287,448
Redeemable preferred stocks	14,866	259	334	14,791

Fixed maturity securities	2,535,911	218,888	37,579	2,717,220
Equity securities	35,610	2,298	121	37,787

Total	$2,571,521	$221,186	$37,700	$2,755,007

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value for securities by asset class at December 31, 2009.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$118,284	$4,674	$1,021	$121,937
Federal agencies [1]	27,640	681	-	28,321
Federal agency issued residential mortgage-backed securities [1]	165,350	7,220	55	172,515

Subtotal	311,274	12,575	1,076	322,773
Corporate obligations:
Industrial	400,775	17,773	2,602	415,946
Energy	190,836	10,703	1,199	200,340
Technology	39,358	1,919	413	40,864
Communications	84,146	3,492	1,374	86,264
Financial	371,179	9,247	15,818	364,608
Consumer	294,732	15,210	2,436	307,506
Public utilities	273,796	16,012	2,121	287,687

Subtotal	1,654,822	74,356	25,963	1,703,215
Corporate private-labeled residential mortgage-backed securities	242,545	387	42,930	200,002
Other	247,009	4,349	21,677	229,681
Redeemable preferred stocks	14,866	98	1,363	13,601

Fixed maturity securities	2,470,516	91,765	93,009	2,469,272
Equity securities	35,405	1,657	186	36,876

Total	$2,505,921	$93,422	$93,195	$2,506,148

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below is a summary of fair value estimates as of September 30, 2010 and December 31, 2009 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturities available for sale	$2,717,220	$2,717,220	$2,469,272	$2,469,272
Equity securities available for sale	37,787	37,787	36,876	36,876
Mortgage loans	523,173	560,239	457,582	456,819
Policy loans	84,619	84,619	85,585	85,585
Cash and short-term investments	34,210	34,210	143,685	143,685
Separate account assets	318,282	318,282	312,824	312,824

Liabilities:
Individual and group annuities	1,032,082	1,013,775	999,500	977,573
Notes payable	-	-	-	-
Supplementary contracts without life contingencies	59,206	58,517	59,399	57,023
Separate account liabilities	318,282	318,282	312,824	312,824

4. Investments

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity investment securities available for sale as of September 30, 2010. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$96,279	$98,015
Due after one year through five years	574,107	615,743
Due after five years through ten years	854,087	958,234
Due after ten years	531,334	563,509
Securities with variable principal payments	465,238	466,928
Redeemable preferred stocks	14,866	14,791

	$2,535,911	$2,717,220

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses by asset class for the third quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Gross gains resulting from:
Sales of investment securities:
Federal agencies	$-	$255	$-	$255
Corporate obligations:
Industrial	-	1,140	229	1,328
Communications	-	-	297	-
Financial	218	-	218	2,255
Consumer	-	103	553	130
Other	72	-	617	-
Investment securities called and other:
Federal agencies	-	-	77	191
Federal agency issued residential mortgage-backed securities [1]	-	-	-	-
Corporate obligations:
Industrial	-	-	175	-
Energy	-	-	53	-
Communications	-	5	586	5
Consumer	15	10	59	31
Public Utility	44	-	44	-
Corporate private-labeled residential mortgage-backed securities	8	1	12	1
Other	8	36	235	215
Sales of real estate	-	-	-	661

Total gross gains	365	1,550	3,155	5,072

Gross losses resulting from:
Sales of investment securities Corporate obligations:
Financial	-	(289)	-	(289)
Consumer	-	(2)	-	(2)
Other	(19)	(21)	(19)	(21)
Investment securities called and other:
Other	(47)	-	(202)	(16)

Total gross losses	(66)	(312)	(221)	(328)
Amortization of DAC and VOBA	(36)	(36)	145	464

Net realized investment gains, excluding impairment losses	$263	$1,202	$3,079	$5,208

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net other-than-temporary impairment losses recognized in earnings:
Corporate obligations:
Industrial	$-	$-	$-	$(4,332)
Communications	-	(229)	-	(1,239)
Financial	-	(1,771)	-	(6,785)
Consumer	-	-	-	(1,697)
Corporate private-labeled residential mortgage-backed securities	(448)	(522)	(1,821)	(14,135)
Other	(632)	-	(2,308)	(165)

Total other-than-temporary impairment losses	(1,080)	(2,522)	(4,129)	(28,353)
Portion of impairment losses recognized in other comprehensive income:
Corporate obligations:
Industrial	-	-	-	1,676
Financial	-	-	-	764
Consumer	-	-	-	462
Corporate private-labeled residential mortgage-backed securities	175	203	317	12,992
Other	(5)	-	(8)	-

Net impairment losses recognized in earnings	(910)	(2,319)	(3,820)	(12,459)

Realized investment losses	$(647)	$(1,117)	$(741)	$(7,251)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Proceeds From Sales of Investment Securities

Proceeds from sales of investment securities available for sale, excluding maturities and calls, for the quarter ended September 30, 2010 were $46.0 million with gross realized gains of $0.3 million and gross realized losses of less than $0.1 million. Proceeds from these same securities for the nine months ended September 30, 2010 were $61.1 million with gross realized gains of $1.9 million and gross realized losses of less than $0.1 million. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

Proceeds from sales of investment securities available for sale, excluding maturities and calls for the quarter ended September 30, 2009 were $8.2 million with gross realized gains of $1.3 million and no gross realized losses. Proceeds from these same securities for the nine months ended September 30, 2009 were $22.2 million with gross realized gains of $3.7 million and no gross realized losses.

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

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as the issuer’s stated intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes and litigation and government actions. This process also involves monitoring several factors, including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality and cash flow projections, as indicators of credit issues.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

At September 30, 2010, the Company had gross unrealized losses of $37.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $278.7 million. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments. Accordingly, the Company bifurcated these impairments between credit and non-credit impairments. As identified in the Consolidated Statements of Income, the Company had non-credit impairments recognized in other comprehensive income of $0.3 million and $15.9 million on securities considered to be impaired for the nine months ended September 30, 2010 and 2009, respectively. As of December 31, 2009, the Company had gross unrealized losses of $93.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $814.4 million. The decrease in unrealized losses was primarily attributable to lower interest rates, along with decreased credit and liquidity risk discounts in the pricing of financial assets. Although these changes affected the broad financial markets, specific sectors, security issuers and security issues were affected differently.

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

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted future cash flow calculations on these securities to evaluate whether the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

factors that are believed to be relevant. To the extent that the present value of the projected expected future cash flows are determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 12 and 13 non-U.S. Agency mortgage-backed securities that had such indications as of September 30, 2010 and December 31, 2009, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The determination of any amount of impairment that is due to credit is based upon a comparison of the present value of the projected future cash flows on the security to the amortized cost. If any portion of the impairment is determined to be due to credit, based upon the present value of projected future cash flows being less than the amortized cost of the security, this amount is recognized as a realized loss in the Company’s Consolidated Statements of Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

If the discounted cash flow for a collateralized security is determined to be less than the amortized cost, the difference is recorded as an other-than-temporary impairment due to credit in the Consolidated Statements of Income.

The total impairment for any security that is deemed to have an other-than-temporary impairment is recorded in the Consolidated Statements of Income as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Income and reflected in other comprehensive income and accumulated other comprehensive income, which is a component of stockholders’ equity in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of September 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$1,648	$48	$2,359	$67	$4,007	$115
Federal agency issued residential mortgage-backed securities [1]	188	2	1,845	2	2,033	4

Subtotal	1,836	50	4,204	69	6,040	119
Corporate obligations:
Industrial	9,428	113	3,070	62	12,498	175
Energy	1,166	12	-	-	1,166	12
Technology	-	-	4,564	128	4,564	128
Communications	-	-	-	-	-	-
Financial	2,993	2	45,594	3,794	48,587	3,796
Consumer	3,596	469	7,568	280	11,164	749
Public utilities	7,303	547	4,225	430	11,528	977

Total corporate obligations	24,486	1,143	65,021	4,694	89,507	5,837
Corporate private-labeled residential mortgage-backed securities	-	-	112,125	21,267	112,125	21,267
Other	980	20	62,738	10,002	63,718	10,022
Redeemable preferred stocks	830	2	4,433	332	5,263	334

Fixed maturity securities	28,132	1,215	248,521	36,364	276,653	37,579

Equity securities	-	-	2,051	121	2,051	121

Total	$28,132	$1,215	$250,572	$36,485	$278,704	$37,700

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$30,616	$913	$3,040	$108	$33,656	$1,021
Federal agency issued residential mortgage-backed securities [1]	1,363	4	6,191	51	7,554	55

Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121

Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363

Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009

Equity securities	-	-	1,986	186	1,986	186

Total	$242,655	$7,171	$571,794	$86,024	$814,449	$93,195

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

All categories in the above table experienced reductions in gross unrealized losses from December 31, 2009 to September 30, 2010. The largest decrease occurred in the corporate private-labeled residential mortgage-backed securities category, which decreased $21.7 million during the first nine months of 2010. At September 30, 2010, 97% of gross unrealized losses on investment securities had been in the 12 consecutive months or longer category. The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $36.5 million at September 30, 2010. In addition, unrealized losses for less than 12 months declined $6.0 million compared to December 31, 2009.

The Company also considers, as part of its monitoring and evaluation process, the length of time a security is below cost. At September 30, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	13 security issues representing 18% of the issues with unrealized losses, including 85% being rated as investment grade, were below cost for less than one year;
•	22 security issues representing 31% of the issues with unrealized losses, including 50% being rated as investment grade, were below cost for one year or more and less than three years; and
•	37 security issues representing 51% of the issues with unrealized losses, including 62% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 72 at September 30, 2010. These results were primarily due to two factors. First, the Company has and continues to purchase high quality investments. Second, the economy and financial markets have continued to improve and interest rates have moved lower since December 31, 2009.

The following tables provide the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of September 30, 2010 and December 31, 2009. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2010
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$1
Due after one year through five years	37,021	1,589
Due after five years through ten years	32,730	2,491
Due after ten years	87,443	11,893

Total	157,222	15,974
Securities with variable principal payments	114,167	21,271
Redeemable preferred stocks	5,264	334

Total	$276,653	$37,579

	December 31, 2009
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521

Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363

Total	$812,463	$93,009

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at September 30, 2010. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

.

Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates. Issuer recently amended credit agreements and the security continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation

Impacted by delinquencies and foreclosures in subprime and Alt-A markets and extreme declines in market valuations regardless of individual security performance. There continues to be overcollateralization within the structure and the investment continues to perform within contractual obligations.

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended September 30 2010	Nine Months Ended September 30 2010
Credit losses on securities held at beginning of period in other comprehensive income	$10,660	$8,179
Additions for credit losses not previously recognized in other-than- temporary impairment	-	1,273
Additions for increases in the credit loss for which an other-than- temporary impairment previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	911	2,547
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other comprehensive income earnings because of intent to sell the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(2)	(430)

Credit losses on securities held at the end of period in other comprehensive income	$11,569	$11,569

Mortgage Loans

The Company invests in commercial mortgage loans that are secured by real estate on an ongoing basis. At September 30, 2010, the Company had 15% of its invested assets in commercial mortgage loans, up slightly from 14% at December 31, 2009. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 57 new loans to the portfolio during the first nine months of 2010, and 43 or 75% of these loans had some amount of recourse requirement. The Company added $49.1 million in purchased mortgage loans from another institutional lender during the third quarter of 2010. Considering an additional $14.7 million purchased earlier in the year from the same lender, approximately $63.8 million or 12% of the Company’s commercial mortgage portfolio was acquired and not originated by the Company. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Company’s portfolio of originated loans. During 2009, the Company originated 26 new loans and 100% of these loans included some amount of recourse. The average loan to value ratio for the overall portfolio was 47% and 49% at September 30, 2010 and December 31, 2009, respectively, based upon the underwriting and appraisal of value at the time the loan was originated or acquired.

The tables below identify mortgage loans by geographic location and type of loan as of September 30, 2010 and December 31, 2009.

	September 30 2010	December 31 2009
	Carrying Amount	Carrying Amount
Geographic region:
East north central	$23,700	$19,783
Mountain	73,906	64,142
Pacific	127,422	101,648
West south central	108,925	106,625
West north central	115,540	113,997
Other	77,090	54,797
Allowance for loss	(3,410)	(3,410)

	$523,173	$457,582

Property type:
Industrial	$255,302	$248,397
Office	216,624	179,517
Medical office	35,592	27,873
Other	19,065	5,205
Allowance for loss	(3,410)	(3,410)

	$523,173	$457,582

The table below identifies mortgage loans by maturity as of September 30, 2010 and December 31, 2009.

	September 30 2010	December 31 2009
Mortgage loans by maturity:
Due in one year or less	$3,089	$10,486
Due after one year through five years	193,111	164,691
Due after five years through ten years	230,551	204,754
Due after ten years	99,832	81,061
Allowance for loss	(3,410)	(3,410)

Total	523,173	457,582

5. Variable Interest Entities (VIEs)

The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability corporations that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Investments in the affordable housing real estate joint ventures and real estate joint ventures are interests that will absorb portions of the VIE’s expected losses or receive portions of expected residual returns of the VIE’s net assets exclusive of variable interests. The Company makes an initial assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE’s economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and the right to receive economic rewards of the entity; and the extent to which the Company shares in the VIE’s expected losses and residual returns.

Most of the Company’s investment interests in VIEs not in the form of a fixed-rate senior mortgage debt investment are recorded using the equity method, with cash distributions from the VIE and cash contributions to the VIE recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. Fixed-rate senior mortgage debt investments secured by properties controlled by VIEs are classified as commercial mortgages, and income received from such investments is recorded as investment income.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest but is not the primary beneficiary and which have not been consolidated at September 30, 2010 and December 31, 2009. The table includes investments in ten real estate joint ventures and 27 affordable housing real estate joint ventures as of September 30, 2010 and investments in nine real estate joint ventures and 26 affordable housing real estate joint ventures as of December 31, 2009.

	September 30		December 31
	2010		2009
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$35,291	$49,153	$35,265	$51,265
Affordable housing real estate joint ventures	20,953	75,574	19,546	72,590

Total	$56,244	$124,727	$54,811	$123,855

The maximum exposure to loss relating to the real estate joint ventures and affordable housing real estate joint ventures, as shown in the table above, is equal to the carrying amounts plus any unfunded equity commitments, exposure to potential recapture of tax credits, guarantees of debt or other obligations of the VIE with recourse to the Company, and fixed-rate senior mortgage loans committed or funded by the Company and secured by properties controlled by the VIEs. Unfunded equity and loan commitments typically require financial or operating performance by other parties and have not yet become due or payable but which may become due in the future. As of September 30, 2010 and December 31, 2009, the Company had $13.9 million and $16.0 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions and operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments. In addition, the maximum exposure to loss on affordable housing joint ventures as of September 30, 2010 and December 31, 2009 includes $33.7 million and $33.5 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

6. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax.

The table below provides information about comprehensive income for the third quarter and nine months ended September 30, 2010.

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net unrealized gains arising during the year	$68,150	$116,381	$182,371	$201,468
Less:
Realized investment gains, excluding impairment losses	299	1,240	2,934	4,083
Other-than-temporary impairment losses recognized in earnings	(1,080)	(2,522)	(4,129)	(28,353)
Other-than-temporary impairment losses recognized in other comprehensive income	170	203	309	15,894

Net unrealized gains excluding impairment losses	68,761	117,460	183,257	209,844
Change in benefit plan obligations	-	-	-	4,666
Effect on DAC and VOBA	(22,405)	(38,794)	(57,306)	(68,924)
Policyholder account balances	(6,948)	-	(15,598)	-
Deferred income taxes	(13,792)	(27,533)	(38,623)	(49,322)

Other comprehensive income	25,616	51,133	71,730	96,264
Net income	4,456	5,181	15,479	8,677

Comprehensive income	$30,072	$56,314	$87,209	$104,941

The following table provides accumulated balances related to each component of accumulated other comprehensive income at September 30, 2010.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$22,795	$(22,566)	$(57,402)	$1,055	$-	$19,641	$(36,477)
Other comprehensive income	174,928	8,329	-	(57,306)	(15,598)	(38,623)	71,730

End of period	$197,723	$(14,237)	$(57,402)	$(56,251)	$(15,598)	$(18,982)	$35,253

7. Notes Payable

The Company had no notes payable at September 30, 2010 or December 31, 2009.

As a member of the FHLB with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in the third quarter and $0.1 million for the nine-month period ended September 30, 2010. Dividends received were less than $0.1 million in the third quarter and $0.1 million for the nine-month period ended September 30, 2009.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2011. The Company anticipates renewing these lines as they come due.

8. Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average numbers of shares outstanding were 11,467,605 and 11,621,405 for the quarters ended September 30, 2010 and 2009, respectively. The average numbers of shares outstanding were 11,492,090 and 11,535,374 for the nine months ended September 30, 2010 and 2009, respectively.

9. Income Taxes

The third quarter income tax expense was $2.3 million or 34% of income before tax for 2010, versus $1.7 million or 25% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2010 was $10.1 million or 40% of income before tax, versus $3.8 million or 30% of income before tax for the prior year period.

The effective income tax rate was less than the prevailing corporate federal income tax rate of 35% in the third quarters of 2010 and 2009. Favorable permanent differences in the third quarters of 2010 and 2009 resulted in a benefit of approximately 7% and 11% of income before tax, respectively. The permanent differences consisted primarily of the dividends received deduction and differences between the prior year tax provision and the Company’s filed tax returns. A decrease in the income tax contingency in the third quarters of 2010 and 2009 resulted in a benefit of approximately 2% and 5% of income before tax, respectively. The favorable differences were partially offset in the third quarters of 2010 and 2009 by expense of approximately 8% and 6% of income before tax, respectively, related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $2.4 million or 10% of income before tax and includes tax credit recapture events. Permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

The effective income tax rate in the nine months ended September 30, 2009 was less than the prevailing corporate federal income tax rate of 35%. Favorable permanent differences resulted in a benefit of approximately 7% of income before tax. The permanent differences consisted primarily of the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return. A decrease in the income tax contingency resulted in a benefit of approximately 2% of income before tax. The favorable differences were partially offset by expense of approximately 4% of income before tax related to the Company’s investments in affordable housing.

10. Segment Information

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment is marketed through a nationwide sales force of independent general agents and agents, group brokers and third-party marketing arrangements. The Group segment consists of sales of group life, and group accident and health products, composed of dental, long-term and short-term disability, and vision products. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
Insurance revenues:
Third quarter:	2010	$34,617	$10,958	$16,420	$(133)	$61,862
	2009	38,630	11,440	15,634	(132)	65,572
Nine months:	2010	99,956	35,160	48,630	(396)	183,350
	2009	100,317	35,757	46,460	(414)	182,120

Net investment income:
Third quarter:	2010	$40,842	$149	$3,129	$-	$44,120
	2009	41,052	136	3,333	-	44,521
Nine months:	2010	121,014	456	9,226	-	130,696
	2009	122,307	406	9,552	-	132,265

Net income (loss):
Third quarter:	2010	$4,413	$(758)	$801	$-	$4,456
	2009	5,384	(958)	755	-	5,181
Nine months:	2010	15,651	(1,630)	1,458	-	15,479
	2009	8,248	(1,735)	2,164	-	8,677

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

11. Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the third quarters and nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	Quarter Ended September 30		Quarter Ended September 30
	2010	2009	2010	2009
Service cost	$473	$474	$205	$217
Interest cost	1,819	1,985	460	510
Expected return on plan assets	(2,159)	(1,867)	(11)	(11)
Amortization of:
Unrecognized actuarial gain (loss)	1,034	1,081	(57)	3
Unrecognized prior service cost	(142)	(148)	(59)	(62)

Net periodic benefit cost	$1,025	$1,525	$538	$657

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost	$1,418	$1,592	$615	$479
Interest cost	5,456	5,969	1,377	1,051
Expected return on plan assets	(6,477)	(5,552)	(34)	(26)
Amortization of:
Unrecognized actuarial gain (loss)	3,103	3,442	(170)	(197)
Unrecognized prior service cost	(425)	(471)	(178)	(139)

Net periodic benefit cost	$3,075	$4,980	$1,610	$1,168

12. Share-Based Payment

The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, times the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement. The Company does not make payments in shares, warrants or options.

No payments were made under this plan during the first nine months of 2010 or during 2009.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the third quarter of 2010 was $0.1 million, net of tax. No accrual was required for the third quarter of 2009. The cost of share-based compensation accrued as an operating expense in the nine-month period ended September 30, 2010 was $0.1 million, net of tax. The change in accrual for share-based compensation that reduced operating expense in the nine-month period ended September 30, 2009 was $0.1 million, net of tax.

13. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2010, the Company had purchase commitments to fund mortgage loans and other investments of $24.7 million. At September 30, 2010 the Company also had commitments to fund two construction-to-permanent loans of $13.9 million that are subject to the borrower’s performance.

Subsequent to September 30, 2010, the Company entered into commitments to fund additional mortgage loans of $0.1 million. In addition, the Company funded $2.8 million of the commitments on the two construction-to-permanent loans that were outstanding at September 30, 2010.

14. Contingent Liabilities

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which may be grossly disproportionate to actual damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these claims and actions, would not have a material effect on the Company’s business, results of operations or financial position.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

16. Subsequent Events

On October 25, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 10, 2010 to stockholders of record as of November 4, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2010 and 2009 and the financial condition of the Company as of September 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2009 Form 10-K.

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

The Company generates cash largely through premiums collected from the sale of insurance products, deposits through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business. In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.

Market fluctuations, often extreme in nature, in recent periods have significantly impacted the financial markets and the Company’s investments and revenues. The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions have improved in the most recent reporting periods, but the improvements have been uneven and the stressed economic and market environment may persist into the future. The Company is broadly diversified and has high quality investments, as 93% of all fixed maturity securities were investment grade at September 30, 2010.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results as filed in the Company’s 2009 Form 10-K.

Consolidated Results of Operations

Summary of Results

The Company’s net income decreased $0.7 million or 14% in the third quarter of 2010, versus the same quarter in the prior year, to a total of $4.5 million. Net income per share decreased $0.6 or 13% and totaled $0.39 per share versus $0.45 per share in the third quarter of 2009. Net income for the first nine months of 2010 was $15.5 million, an increase of $6.8 million or 78% compared to last year. Net income per share for the nine months increased $0.60 or 80% and was $1.35 per share.

The decrease in net income for the third quarter of 2010 versus the third quarter of 2009 reflected a decrease in net investment income, an increase in the amortization of deferred acquisition costs and value of business acquired, an increase in death benefits net of reinsurance ceded, increased commission expense net of deferrals, principally on new business, and higher income taxes. Partially offsetting these were declines in realized investment losses and operating expenses compared to one year ago.

The increase in net income for the nine months versus the same period one year earlier largely resulted from a decline in realized investment losses. The Company experienced a $0.7 million net realized investment loss in 2010 compared to a $7.3 million net realized investment loss in 2009. Other factors contributing to the increase in net income were higher individual life and accident and health premiums, lower operating expenses and a decrease in amortization of deferred acquisition costs and value of business acquired. Partially offsetting these were a decrease in net investment income and higher income tax expense.

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

Sales are primarily made through the Company’s existing sales force. The Company is emphasizing growth of the sales force with the addition of new general agents and agents. The Company believes that increasing both the number and productivity of general agents and agents is essential to increasing new sales. The Company has also placed an emphasis on training and direct support within the field. As alternative sales opportunities arise, the Company selectively utilizes third-party marketing arrangements to enhance its sales objectives. The marketing plan allows the Company the flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to be able to take advantage of short-term opportunities when they occur.

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

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2010 and 2009. New premiums are also detailed by product.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$4,201	15	$3,643	8
Immediate annuities	6,689	(38)	10,842	347
Group life insurance	545	52	359	(31)
Group accident and health insurance	2,920	6	2,764	1

Total new premiums	14,355	(18)	17,608	95
Renewal premiums	34,813	(3)	35,824	-

Total premiums	$49,168	(8)	$53,432	19

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$12,229	18	$10,330	6
Immediate annuities	16,637	(1)	16,842	87
Group life insurance	1,672	47	1,134	(29)
Group accident and health insurance	9,454	25	7,545	(8)

Total new premiums	39,992	12	35,851	25
Renewal premiums	105,356	(2)	107,297	1

Total premiums	$145,348	2	$143,148	6

Consolidated total premiums decreased 8% in the third quarter of 2010 versus the same period in the prior year, as total new premiums decreased 18% and total renewal premiums decreased 3%. Total new premiums decreased $3.3 million, largely due to a $4.2 million or 38% decrease in immediate annuities. While immediate annuity premiums declined in comparison to the prior year, the third quarter of 2010 experienced the second-highest quarter of immediate annuity premiums of 2010 and 2009, second only to the third quarter of 2009. New immediate annuity premiums were greater during third quarter 2009, resulting from a third-party arrangement that occurred only during 2009. Excluding the third-party sales, the increase in immediate annuity sales experienced in 2010 represents both expanded distribution from the addition of new general agents and agents and the continued demand for retirement income products. New individual life insurance premiums increased $0.6 million or 15%, as new premiums in the Old American segment increased 28%. The increase in new premiums from the Old American segment primarily reflects expanded distribution and greater field force productivity. New group life insurance premiums increased $0.2 million or 52% and new group accident and health premiums increased $0.2 million or 6%. The decrease in renewal premiums was largely due to a $1.0 million decline in group accident and health premiums, largely in the dental product line.

Total premiums for the nine months increased 2% compared to one year ago. Total new premiums increased 12%, while total renewal premiums decreased 2%. Total new premiums increased $4.1 million, as new individual life insurance premiums increased $1.9 million. This increase was largely the result of a 32% increase in new individual life premiums in the Old American segment. New group accident and health premiums increased $1.9 million or 25%, primarily reflecting increases in disability and dental premiums. New group life premiums increased $0.5 million or 47%. The increase in group products also reflects expanded distribution efforts from both group representatives and third-party affiliations. The decrease in renewal premiums was largely due to a 10% decrease in group life premiums and a 4% decrease in group accident and health premiums, primarily in the dental product line.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2010 and 2009. New deposits are also detailed by product.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,920	85	$2,119	(23)
Variable universal life insurance	320	82	176	(65)
Fixed deferred annuities	26,562	37	19,323	196
Variable annuities	2,870	(14)	3,330	(43)

Total new deposits	33,672	35	24,948	60
Renewal deposits	35,260	3	34,196	2

Total deposits	$68,932	17	$59,144	21

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$10,418	71	$6,079	(19)
Variable universal life insurance	760	(13)	873	(42)
Fixed deferred annuities	49,005	(24)	64,651	260
Variable annuities	14,387	30	11,091	(47)

Total new deposits	74,570	(10)	82,694	73
Renewal deposits	104,880	6	99,308	-

Total deposits	$179,450	(1)	$182,002	23

Total new deposits increased $8.7 million or 35% in the third quarter of 2010 compared with the third quarter of 2009. New fixed deferred annuity deposits increased $7.2 million or 37%, new universal life insurance deposits increased $1.8 million or 85% and new variable universal life deposits increased $0.1 million or 82%, while new variable annuity deposits declined $0.5 million or 14%. The increase in new fixed deferred annuity deposits can be attributed to the availability of a new rider offered by the Company, improved results from both new and existing general agents and agents, and a higher demand for products with guarantees. Likewise, the improvement in new universal life deposits can also be attributed to improved sales results from expanded distribution, and to an improving economy. Total renewal deposits increased $1.1 million or 3% in the third quarter of 2010 versus last year. Fixed deferred annuity renewal deposits increased $2.0 million or 29%. Partially offsetting this improvement were declines in renewal universal life, variable universal life and variable annuity deposits.

Total new deposits decreased $8.1 million or 10% in the first nine months of 2010, compared to the same period one year earlier. This decrease was due to a $15.6 million or 24% decrease in new fixed deferred annuity deposits, largely due to the higher sales of this product in 2009. During the second quarter of 2009, the Company heightened marketing of this product to take advantage of an opportunity that was identified in the marketplace. Partially offsetting this, new universal life deposits increased $4.3 million or 71% and new variable annuity deposits increased $3.3 million or 30%. These improvements can be attributed to the expanded distribution from the successful recruitment of new general agents and agents in selected areas and the improving economy. Total renewal deposits increased $5.6 million or 6%, as an $8.4 million or 51% increase in fixed deferred annuity renewals was partially offset by a $1.5 million or 2% decrease in universal life renewal deposits and a $1.1 million or 12% decrease in variable universal life renewal deposits.

Insurance Revenues

Insurance revenues consist of premiums and contract charges less reinsurance ceded. In the third quarter of 2010, total insurance revenues decreased $3.7 million or 6%, reflecting a $4.3 million or 8% decrease in total premiums. Partially offsetting this, contract charges increased $0.2 million or 1% and reinsurance ceded decreased $0.4 million or 3%. Total annuity premiums decreased 38% and total accident and health premiums decreased 7% while total individual life premiums increased 2% compared with last year. Total group accident and health premiums decreased 7% compared to last year, while total group life premiums increased 13%. Total individual life premiums increased 5% in the Old American segment but decreased 2% in the Individual Insurance segment.

Total insurance revenues increased $1.2 million or 1% in the first nine months of 2010, compared to the same period last year. Total premiums increased $2.2 million or 2% and contract charges increased $0.6 million or 1%. These were partially offset by a $1.5 million or 4% increase in reinsurance ceded. Total life and total accident and health premiums each increased 2% compared to last year, while total annuity premiums decreased 1%. Total group accident and health premiums increased 3% while total group life premiums decreased 2%. Total individual life premiums increased 4% in the Old American segment and were flat in the Individual Insurance segment.

Contract charges consist of fees charged on universal life, deposit or investment products. Total contract charges on all blocks of business increased 1% in both the third quarter and first nine months of 2010. Included in the total are blocks of policies and companies that the Company has purchased with the intent of servicing these blocks to achieve long-term purchased profit streams but without additional marketing for further new sales. Total contract charges on these closed blocks equaled 35% of total consolidated contract charges in the third quarter of 2010, compared to 37% in the third quarter of 2009. Total contract charges on closed blocks declined 6% in the third quarter of 2010 compared to the third quarter of 2009, while total contract charges on open, or ongoing, blocks of business increased 4%. The increase in contract charges on the open blocks of business reflects growth in the ongoing business. Total contract charges on closed blocks equaled 35% of total consolidated contract charges in the first nine months of 2010 versus 37% in the same period of 2009. Total contract charges on closed blocks declined 5% in the first nine months of 2010 compared to the first nine months of 2009. Total contract charges on open blocks of business increased by 4% during the nine-month comparative periods.

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from the deferral of front end loads on such policies and is recognized into the income statement in concert with the future expected gross profits, as is similar to amortization of deferred acquisition costs (DAC). In the second quarter of 2010, the Company had a refinement in methodology resulting in a change in estimate. The Company refined its methodology primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million during the second quarter of 2010. No other refinements in methodology occurred in the third quarter of 2010 or during 2009.

At least annually, a review is performed regarding the assumptions related to profit expectations. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had an unlocking in the DRL in the second quarter of 2010. When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability may also be recognized as an unlocking. The impact of the unlocking on DRL that occurred in the second quarter of 2010 was a decrease in the liability and a corresponding increase in the recognition of deferred revenue of $1.1 million. No changes in estimate or unlocking on the DRL occurred during the third quarter of 2010 or during 2009.

Reinsurance ceded decreased $0.4 million or 3% in the third quarter as compared to the same period in 2009, but increased $1.5 million or 4% in the first nine months of 2010 compared to the prior year. Reinsurance ceded for the Individual Insurance segment decreased 2% in the third quarter but increased 2% in the nine months. This increase reflects continued sales of individual term life insurance that is significantly reinsured. The Group segment experienced a 1% decrease in reinsurance ceded in the third quarter but a 20% increase was experienced in the nine months. The increase experienced in the Group segment in the nine months was largely due to increased disability sales from a third-party arrangement that is 100% reinsured. Reinsurance ceded for the Old American segment declined 14% in both the third quarter and nine months, reflecting the continued runoff of a large closed block of reinsured business.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans. Gross investment income decreased $0.3 million or 1% in the third quarter and $0.8 million or 1% in the first nine months of 2010, compared with the same periods in 2009. While average invested assets increased, yields earned on investments declined during both periods in 2010, primarily due to lower interest rates and yields available in the fixed-income market.

Investments in mortgage loans totaled $523.2 million at September 30, 2010, up $65.6 million from December 31, 2009. Almost all of the mortgages were commercial loans on industrial warehouses and office properties. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. A loan is considered impaired if it is probable that contractual amounts due will not be collected. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status. The mortgage loan allowance for loss was $3.4 million at September 30, 2010, unchanged from December 31, 2009. The allowance for loss on mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. No mortgage loans were delinquent for more than 90 days or foreclosed upon and transferred to real estate investments during 2010 or 2009. The Company does not hold mortgage loans of any borrower that exceeds 5% of stockholders’ equity. The increase in mortgage loans during 2010 was due to the purchase of $63.8 million of commercial mortgage loans during the year, $14.7 million in the second quarter and $49.1 million in the third quarter. These mortgage loans purchased by the Company were seasoned performing commercial mortgages with characteristics similar to the portfolio of loans originated by the Company. Investment income from mortgage loans increased $0.3 million or 4% in the third quarter and $0.7 million or 3% in the nine months compared to the same periods of 2009. The improvement in both periods was largely the result of higher mortgage loan portfolio volume in 2010 compared to 2009. In addition, mortgage loan prepayment fees increased $0.1 million in the third quarter of 2010 versus 2009.

Real estate investments totaled $118.6 million at September 30, 2010, compared to $114.1 million at December 31, 2009. Real estate investments consist principally of industrial warehouses, office buildings and investments in multi-family and single-family residential properties, including affordable housing properties. The primary monetary benefit received from investments in affordable housing properties is in the form of tax credits, which primarily serve to reduce current and future tax expense rather than increase investment revenues. The Company also invests in unimproved land for future development. Investments have been made through individual purchases, build-to-suit and speculative development, along with investments in joint ventures. The Company generally maintains its ownership interest in these properties on a direct and joint venture basis with the long-term intention of earning positive cash flow and income by leasing the properties, along with the expectation of realizing capital appreciation upon sale. The Company periodically sells certain real estate assets when management believes that the market and timing are perceived to be advantageous. Gross income on real estate increased $0.2 million or 13% in the third quarter and $0.9 million or 20% in the first nine months of 2010 compared to one year ago, resulting from increased occupancy.

Short-term investments totaled $25.8 million at September 30, 2010, down from $138.7 million at December 31, 2009. Short-term invested assets consist primarily of money-market funds. The holdings of short-term investments at year-end 2009 reflected proceeds from sales and renewals of life and annuity products and sales and maturities of long-term investments which had not been reinvested. The decrease during the first nine months of 2010 reflects the reinvestment of these funds. Income on short-term investments decreased 50% in the third quarter and 22% in the nine months versus one year earlier, reflecting both reduced short-term investments due to reinvestment and lower short term yields.

Net investment income is stated net of investment expenses. Investment expenses increased $0.1 million or 6% in the third quarter and $0.8 million or 10% in the nine months compared to last year. These increases can largely be attributed to increased real estate investment expenses.

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Gross gains resulting from:
Sales of investment securities	$290	$1,498	$1,914	$3,968
Investment securities called and other	75	52	1,241	443
Sales of real estate	-	-	-	661

Total gross gains	365	1,550	3,155	5,072

Gross losses resulting from:
Sales of investment securities	(19)	(312)	(19)	(312)
Investment securities called and other	(47)	-	(202)	(16)

Total gross losses	(66)	(312)	(221)	(328)
Amortization of DAC and VOBA	(36)	(36)	145	464

Net realized investment gains, excluding impairment losses	263	1,202	3,079	5,208

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,080)	(2,522)	(4,129)	(28,353)
Portion of loss recognized in other comprehensive income	170	203	309	15,894

Net impairment losses recognized in earnings	(910)	(2,319)	(3,820)	(12,459)

Realized investment losses	$(647)	$(1,117)	$(741)	$(7,251)

The Company recorded a net realized investment loss of $0.6 million in the third quarter of 2010, compared with a $1.1 million net realized investment loss in the third quarter of 2009. During the third quarter of 2010, investment losses of $0.9 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. These were partially offset by $0.3 million in gains from the sale of investment securities. In the above table, investment securities called and other includes, but is not limited to, principal paydowns and sinking funds.

Net realized investment losses for the nine months totaled $0.7 million in 2010 compared to a $7.3 million net investment loss for the same period in 2009. Investment losses of $3.8 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. These were partially offset by $1.9 million in gains on the sale of investment securities and $1.2 million in gains from investment securities called and other.

The Company’s analysis of securities for the quarter ended September 30, 2010 resulted in the determination that nine fixed-maturity securities had other-than-temporary impairments and were written down by a combined $0.9 million due to credit impairments. Five of these securities were additional incremental losses from residential mortgage-backed securities, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.4 million in the third quarter of 2010, including $0.2 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $45.8 million.

The following table provides securities that were written down through earnings during the first three quarters of 2010 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds:
Corporate private-labeled residential mortgage-backed securities	$846	$384	$274	$1,504
Other	740	940	636	2,316

Total	$1,586	$1,324	$910	$3,820

The following table provides detail regarding individual investment securities that were written down through earnings during the first nine months of 2010 exceeding $0.5 million.

Security	Impairment Loss	Description
Securitization of U.S. government guaranteed student loans	$964	Liquidation of the security by the trustees, at the direction of a majority of bondholders.
Mortgage-backed security	582	Decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused cash flow projections to be less than the amortized cost of the security.
Other - 10 securities	2,274

Total	$3,820

The following table provides securities that were written down through earnings during the first three quarters of 2009 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds:
Corporate obligations:
Industrial	$2,656	$-	$-	$2,656
Communications	-	1,010	229	1,239
Financial	1,546	2,704	1,772	6,022
Consumer	1,235	-	-	1,235

Total corporate obligations	5,437	3,714	2,001	11,152
Corporate private-labeled residential mortgage-backed securities	681	143	318	1,142
Other	-	165	-	165

Total	$6,118	$4,022	$2,319	$12,459

The following table provides detail regarding individual investment securities that were written down through earnings during the first nine months of 2009 exceeding $0.5 million.

Security	Impairment Loss	Description
Financing company for real estate	$2,188	Acceptance of a tender offer resulted in an impairment to fair value.
Trucking company	1,636	Reduced shipping volume from the recession, new credit restrictions due to renegotiation of debt covenants, the need to retire longer-term debt and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled with rating downgrades and the need to raise additional capital to meet future needs.
Financial institution	1,445	Company experienced large losses in its real estate portfolio and had an increase in non-performing loans.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining revenues and declining liquidity position.
Print media company	1,239	Company filed for bankruptcy in 2008 and a subsequent impairment was recognized due to reorganization.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an impairment to fair value.
Global finance company	843	Negative effect of credit crisis, forcing reduced access to liquidity and higher borrowing costs.
Other - 5 securities	1,307

Total	$12,459

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

The following table provides information regarding fixed maturity securities by asset class as of September 30, 2010.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$140,985	5%	$136,978	$11,321	$4,007	$115
Federal agencies [1]	29,439	1%	29,439	3,266	-	-
Federal agency issued residential mortgage-backed securities [1]	157,709	6%	155,676	10,851	2,033	4

Subtotal	328,133	12%	322,093	25,438	6,040	119
Corporate obligations:
Industrial	481,267	17%	468,769	47,340	12,498	175
Energy	210,607	8%	209,441	22,891	1,166	12
Technology	49,708	2%	45,144	3,555	4,564	128
Communications	101,342	4%	101,342	8,625	-	-
Financial	400,098	15%	351,511	24,297	48,587	3,796
Consumer	333,156	12%	321,992	33,298	11,164	749
Public utilities	309,195	11%	297,667	35,104	11,528	977

Subtotal	1,885,373	69%	1,795,866	175,110	89,507	5,837
Corporate private-labeled residential mortgage-backed securities	201,475	7%	89,350	2,405	112,125	21,267
Other	287,448	10%	223,730	15,676	63,718	10,022
Redeemable preferred stocks	14,791	1%	9,528	259	5,263	334

Fixed Maturities	2,717,220	99%	2,440,567	218,888	276,653	37,579
Equity Maturities	37,787	1%	35,736	2,298	2,051	121

Total	$2,755,007	100%	$2,476,303	$221,186	$278,704	$37,700

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity securities by asset class as of December 31, 2009.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$121,937	5%	$88,281	$4,674	$33,656	$1,021
Federal agencies [1]	28,321	1%	28,321	681	-	-
Federal agency issued residential mortgage-backed securities [1]	172,515	7%	164,961	7,220	7,554	55

Subtotal	322,773	13%	281,563	12,575	41,210	1,076
Corporate obligations:
Industrial	415,946	17%	335,829	17,773	80,117	2,602
Energy	200,340	8%	176,126	10,703	24,214	1,199
Technology	40,864	2%	29,483	1,919	11,381	413
Communications	86,264	3%	63,114	3,492	23,150	1,374
Financial	364,608	15%	202,958	9,247	161,650	15,818
Consumer	307,506	12%	251,586	15,210	55,920	2,436
Public utilities	287,687	11%	233,663	16,012	54,024	2,121

Subtotal	1,703,215	68%	1,292,759	74,356	410,456	25,963
Corporate private-labeled residential mortgage-backed securities	200,002	8%	22,870	387	177,132	42,930
Other	229,681	9%	54,519	4,349	175,162	21,677
Redeemable preferred stocks	13,601	1%	5,098	98	8,503	1,363

Fixed Maturities	2,469,272	99%	1,656,809	91,765	812,463	93,009
Equity Maturities	36,876	1%	34,890	1,657	1,986	186

Total	$2,506,148	100%	$1,691,699	$93,422	$814,449	$93,195

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2009, the Company had $93.2 million in gross unrealized losses on investment securities which were offset by $93.4 million in gross unrealized gains. At September 30, 2010, the Company’s unrealized losses on investment securities had decreased to $37.7 million and were offset by $221.2 million in gross unrealized gains. At September 30, 2010, 56% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, due to the troubled residential real estate and mortgage markets. However, the fair value of securities in this category with gross unrealized losses improved $65.0 million from year-end 2009. Gross unrealized losses on these securities equaled 11% of total fair value at September 30, 2010, an improvement from 21% at December 31, 2009. In addition, 15% of the gross unrealized losses were in the category of corporate obligations. The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. At September 30, 2010, 90% of the fixed maturities portfolio had unrealized gains, up from 68% at December 31, 2009.

The following table identifies fixed maturity securities available for sale by rating.

	September 30, 2010		December 31, 2009
Equivalent S&P Rating	Fair Value	% of Total	Fair Value	% of Total
AAA	$579,775	21%	$601,262	24%
AA	282,455	10%	150,543	6%
A	787,446	29%	696,861	29%
BBB	887,840	33%	866,902	35%

Total investment grade	2,537,516	93%	2,315,568	94%
BB	78,272	3%	78,996	3%
B and below	101,432	4%	74,708	3%

Total below investment grade	179,704	7%	153,704	6%

	$2,717,220	100%	$2,469,272	100%

As of September 30, 2010, 93% of all fixed maturity securities were investment grade, down slightly from 94% at December 31, 2009. These percentages reflect the high quality of securities maintained by the Company.

Analysis of Unrealized Losses on Securities

The Company reviews all security investments, particularly those having unrealized losses. Further, the Company specifically assesses all investments with greater than 10% declines in fair value and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more as well as selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

•	The risk that actions of trustees, custodians or other parties with interests in the security may have an unforeseen adverse impact on the Company’s investments;
•	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to sell the security before it recovers in value;
•	The risk that the facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and
•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.

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

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted future cash flow calculations on these securities to assure the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant. To the extent that the present value of the projected expected future cash flows are determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 12 and 13 non-U.S. Agency mortgage-backed securities that had such indications as of September 30, 2010 and December 31, 2009, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The determination of any amount of impairment that is due to credit is based upon a comparison of the present value of the projected future cash flows on the security to the amortized cost. If any portion of the impairment is determined to be due to credit, based upon the present value of projected future cash flows being less than the amortized cost of the security, this amount is recognized as a realized loss in the Company’s Consolidated Statements of Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At September 30, 2010, the fair value of investments with subprime residential mortgage exposure was $20.4 million with a related $5.0 million unrealized loss. At December 31, 2009, the Company had investments with subprime residential mortgage exposure of $20.9 million and a related $8.0 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both September 30, 2010 and December 31, 2009. These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of September 30, 2010.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$65,329	$63,721	$1,608
2004	74,484	77,724	(3,240)
2005	10,705	14,242	(3,537)
2006	-	-	-
2007	-	-	-

Total investment grade	150,518	155,687	(5,169)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	61,612	77,220	(15,608)
2006	6,459	8,361	(1,902)
2007	4,490	5,737	(1,247)

Total below investment grade	72,561	91,318	(18,757)

Other Structured Securities:
Investment grade	77,224	74,819	2,405
Below investment grade	21,585	22,217	(632)

Total other	98,809	97,036	1,773

Total structured securities	$321,888	$344,041	$(22,153)

[1]	This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2009.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$78,263	$80,303	$(2,040)
2004	67,494	80,074	(12,580)
2005	30,729	42,761	(12,032)
2006	3,706	4,318	(612)
2007	-	-	-

Total investment grade	180,192	207,456	(27,264)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	30,897	50,565	(19,668)
2006	2,669	5,715	(3,046)
2007	3,944	5,859	(1,915)

Total below investment grade	37,510	62,139	(24,629)

Other Structured Securities:
Investment grade	106,822	110,327	(3,505)
Below investment grade	42,659	44,965	(2,306)

Total other	149,481	155,292	(5,811)

Total structured securities	$367,183	$424,887	$(57,704)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities decreased from $57.7 million at December 31, 2009 to $22.2 million at September 30, 2010. Total unrealized losses on these securities as a percent of total amortized cost improved from 14% at year-end 2009 to 6% at September 30, 2010.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of September 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$1,648	$48	$2,359	$67	$4,007	$115
Federal agency issued residential mortgage-backed securities [1]	188	2	1,845	2	2,033	4

Subtotal	1,836	50	4,204	69	6,040	119
Corporate obligations:
Industrial	9,428	113	3,070	62	12,498	175
Energy	1,166	12	-	-	1,166	12
Technology	-	-	4,564	128	4,564	128
Communications	-	-	-	-	-	-
Financial	2,993	2	45,594	3,794	48,587	3,796
Consumer	3,596	469	7,568	280	11,164	749
Public utilities	7,303	547	4,225	430	11,528	977

Total corporate obligations	24,486	1,143	65,021	4,694	89,507	5,837
Corporate private-labeled residential mortgage-backed securities	-	-	112,125	21,267	112,125	21,267
Other	980	20	62,738	10,002	63,718	10,022
Redeemable preferred stocks	830	2	4,433	332	5,263	334

Fixed maturity securities	28,132	1,215	248,521	36,364	276,653	37,579

Equity securities	-	-	2,051	121	2,051	121

Total	$28,132	$1,215	$250,572	$36,485	$278,704	$37,700

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of December 31, 2009.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Bonds:
U.S. Treasury securities and obligations of U.S. Government	$30,616	$913	$3,040	$108	$33,656	$1,021
Federal agency issued residential mortgage-backed securities [1]	1,363	4	6,191	51	7,554	55

Subtotal	31,979	917	9,231	159	41,210	1,076
Corporate obligations:
Industrial	55,724	562	24,393	2,040	80,117	2,602
Energy	12,392	167	11,822	1,032	24,214	1,199
Technology	4,012	76	7,369	337	11,381	413
Communications	2,353	44	20,797	1,330	23,150	1,374
Financial	35,437	568	126,213	15,250	161,650	15,818
Consumer	21,753	898	34,167	1,538	55,920	2,436
Public utilities	34,108	731	19,916	1,390	54,024	2,121

Total corporate obligations	165,779	3,046	244,677	22,917	410,456	25,963
Corporate private-labeled residential mortgage-backed securities	18,319	2,266	158,813	40,664	177,132	42,930
Other	25,747	940	149,415	20,737	175,162	21,677
Redeemable preferred stocks	831	2	7,672	1,361	8,503	1,363

Fixed maturity securities	242,655	7,171	569,808	85,838	812,463	93,009

Equity securities	-	-	1,986	186	1,986	186

Total	$242,655	$7,171	$571,794	$86,024	$814,449	$93,195

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

All categories in the above table experienced reductions in gross unrealized losses from December 31, 2009 to September 30, 2010. The largest decrease occurred in the corporate private-labeled residential mortgage-backed securities category, which decreased $21.7 million during the first nine months of 2010. At September 30, 2010, 97% of gross unrealized losses on investment securities had been in the 12 consecutive months or longer category. The total unrealized losses in this category decreased from $86.0 million at December 31, 2009 to $36.5 million at September 30, 2010. In addition, unrealized losses for less than 12 months declined $6.0 million compared to December 31, 2009.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time a security is below cost. At September 30, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	13 security issues representing 18% of the issues with unrealized losses, including 85% being rated as investment grade, were below cost for less than one year;
•	22 security issues representing 31% of the issues with unrealized losses, including 50% being rated as investment grade, were below cost for one year or more and less than three years; and
•	37 security issues representing 51% of the issues with unrealized losses, including 62% being rated as investment grade, were below cost for three years or more.

At December 31, 2009, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	84 security issues representing 36% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	96 security issues representing 41% of the issues with unrealized losses, including 80% being rated as investment grade, were below cost for one year or more and less than three years; and
•	52 security issues representing 23% of the issues with unrealized losses, including 81% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 232 at December 31, 2009 to 72 at September 30, 2010. These results were primarily due to two factors. First, the Company has and continues to purchase high quality investments. Second, the economy and financial markets have continued to improve and interest rates have moved lower since December 31, 2009.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$167,828	$160,281	$7,547
Unrealized losses of 20% or less and greater than 10%	56,616	49,183	7,433

Subtotal	224,444	209,464	14,980

Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	15,485	10,913	4,572

Total investment grade	15,485	10,913	4,572

Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	2,850	2,134	716

Total below investment grade	2,850	2,134	716

Unrealized losses greater than 20%	18,335	13,047	5,288

Subtotal	242,779	222,511	20,268

Securities owned with realized impairment:
Unrealized losses of 10% or less	1,092	1,004	88
Unrealized losses of 20% or less and greater than 10%	28,643	23,999	4,644

Subtotal	29,735	25,003	4,732

Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	43,890	31,190	12,700

Total below investment grade	43,890	31,190	12,700

Unrealized losses greater than 20%	43,890	31,190	12,700

Subtotal	73,625	56,193	17,432

Total	$316,404	$278,704	$37,700

	December 31, 2009
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$633,514	$608,280	$25,234
Unrealized losses of 20% or less and greater than 10%	109,379	94,348	15,031

Subtotal	742,893	702,628	40,265

Unrealized losses greater than 20%:
Investment grade
Less than six months	13,125	9,821	3,304
Six months or more and less than twelve months	25,413	19,627	5,786
Twelve months or greater	34,906	22,225	12,681

Total investment grade	73,444	51,673	21,771

Below investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	4,654	2,954	1,700
Twelve months or greater	15,139	11,139	4,000

Total below investment grade	19,793	14,093	5,700

Unrealized losses greater than 20%	93,237	65,766	27,471

Subtotal	836,130	768,394	67,736

Securities owned with realized impairment:
Unrealized losses of 10% or less	4,850	4,634	216
Unrealized losses of 20% or less and greater than 10%	10,594	8,720	1,874

Subtotal	15,444	13,354	2,090

Unrealized losses greater than 20%:
Investment grade
Less than six months	-	-	-
Six months or more and less than twelve months	-	-	-
Twelve months or greater	17,937	12,298	5,639

Total investment grade	17,937	12,298	5,639

Below investment grade
Less than six months	514	362	152
Six months or more and less than twelve months	5,859	3,944	1,915
Twelve months or greater	31,760	16,097	15,663

Total below investment grade	38,133	20,403	17,730

Unrealized losses greater than 20%	56,070	32,701	23,369

Subtotal	71,514	46,055	25,459

Total	$907,644	$814,449	$93,195

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of September 30, 2010.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$67,097	24%	$5,397	14%
AA	15,390	6%	3,187	9%
A	39,482	14%	2,722	7%
BBB	35,650	13%	3,365	9%

Total investment grade	157,619	57%	14,671	39%
BB	27,487	10%	1,400	4%
B and below	91,547	33%	21,508	57%

Total below investment grade	119,034	43%	22,908	61%

	$276,653	100%	$37,579	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2009.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$273,810	34%	$24,801	27%
AA	38,618	5%	3,023	3%
A	148,706	18%	11,041	12%
BBB	235,671	29%	24,047	26%

Total investment grade	696,805	86%	62,912	68%
BB	49,136	6%	4,032	4%
B and below	66,522	8%	26,065	28%

Total below investment grade	115,658	14%	30,097	32%

	$812,463	100%	$93,009	100%

As of September 30, 2010, 57% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 86% at December 31, 2009. In addition, 39% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities at September 30, 2010, compared to 68% at December 31, 2009. These declines were largely the result of the 66% decline in total fixed maturity securities in an unrealized loss position.

The following tables provide the distribution of maturities for fixed maturity investment securities available for sale with unrealized losses as of September 30, 2010 and December 31, 2009. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2010
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$1
Due after one year through five years	37,021	1,589
Due after five years through ten years	32,730	2,491
Due after ten years	87,443	11,893

Total	157,222	15,974
Securities with variable principal payments	114,167	21,271
Redeemable preferred stocks	5,264	334

Total	$276,653	$37,579

	December 31, 2009
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$10,483	$26
Due after one year through five years	65,359	4,842
Due after five years through ten years	220,600	12,402
Due after ten years	295,339	30,521

Total	591,781	47,791
Securities with variable principal payments	212,179	43,855
Redeemable preferred stocks	8,503	1,363

Total	$812,463	$93,009

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at September 30, 2010. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Specialty retailer of home items	Negative impact of consumer defaults and delinquency rates. Issuer recently amended credit agreements and the security continues to perform within contractual obligations.

Two financial institutions	Institutions impacted by housing and mortgage crisis. Securities continue to perform within contractual obligations.

Collateralized debt obligation

Impacted by delinquencies and foreclosures in subprime and Alt-A markets and extreme declines in market valuations regardless of individual security performance. There continues to be overcollateralization within the structure and the investment continues to perform within contractual obligations.

The Company has written down certain investments in previous periods. Securities written down and still owned at September 30, 2010 had a fair value of $69.1 million with a net unrealized loss of $14.2 million.

The Company evaluated the current status of all previously written-down investments to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. However, if evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first nine months of 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at September 30, 2010. The Company’s indirect exposure to financial guarantors totaled $47.9 million, which was 1% of the Company’s investment assets at September 30, 2010. The unrealized losses on these investments totaled $0.6 million at September 30, 2010.

Other Revenues

Other revenues consist primarily of supplemental contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) by a subsidiary of the Company and fees charged on products and sales from the Company’s broker dealer subsidiary. Other revenues decreased $1.1 million or 33% in the third quarter and $1.2 million or 15% in the nine months compared to last year. The declines in both the third quarter and nine months of 2010 were largely due to a decrease in supplementary contract considerations and a reduction in income on the sale of LIHTC investments due to timing.

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

Policyholder benefits decreased $4.1 million or 8% in the third quarter but increased $1.2 million or 1% in the nine months compared to a year ago. The decline in the third quarter largely resulted from a decrease in benefit and contract reserves, which declined $4.9 million or 80%. This decrease can largely be attributed to three factors. The first factor was lower annuity and supplementary contract receipts, as reserves are established virtually on a one-for-one basis with premiums for these products. Second, the change in the fair value of the guaranteed minimum withdrawal benefit riders resulted in a reduction in benefit and contract reserves. Third, partially offsetting these decreases, the Company had a $0.7 million increase in benefit and contract reserves due to a refinement in methodology associated with secondary guarantees on certain universal life products. Also contributing to the decrease in policyholder benefits for the third quarter, surrenders decreased $0.7 million or 20%. Partially offsetting these items, death benefits net of reinsurance ceded increased $0.4 million. The largest factor in the increase in policyholder benefits for the nine months was a $4.2 million increase in benefit and contract reserves. This increase was largely due to an increase in traditional life reserves due to a decrease in surrenders and to the change in the fair value of the guaranteed minimum withdrawal benefit riders. Partially offsetting this, death benefits decreased $2.8 million and surrenders declined $0.8 million compared to one year ago.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. At September 30, 2010, the fair value of these riders increased $0.4 million compared to the fair value at December 31, 2009. This fluctuation can be attributed to favorable returns in the capital markets, partially offset by decreases in risk-free swap rates and decreases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.3 million at September 30, 2010, up only slightly from December 31, 2009.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased 2% in the third quarter and 1% in the first nine months compared with a year ago. While total policyholder account balances increased during the third quarter of 2010 compared to both June 30, 2010 and September 30, 2009, these increases were offset by declines in crediting rates.

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

The amortization of DAC increased $0.4 million or 5% in the third quarter but decreased $6.5 million or 25% in the nine months compared to one year ago. The increase in the third quarter was primarily due to a larger recovery in fair value of variable products during the third quarter of 2009 compared to the third quarter of 2010, which resulted in higher amortization. Also, the amortization of DAC increased $0.3 million in the Old American segment during the third quarter, largely due to the increase in sales. The decrease in the nine months was primarily the result of a refinement in methodology and an unlocking. The refinement in methodology resulted in a change in estimate. This refinement and the unlocking both caused a reduction in DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a reduction in DAC amortization of $1.1 million during the second quarter of 2010. The second factor in the significant decrease in amortization of DAC was an unlocking that occurred in the second quarter of 2010. The impact of unlocking, as reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2010, was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million. No DAC unlocking or change in estimate occurred in the third quarter of 2010 or during 2009.

VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The amortization of VOBA increased 2% during the third quarter and $2.0 million or 70% in the first nine months of 2010. The increase in the nine months was largely due to a refinement in methodology and a smaller unlocking that occurred in the second quarter of 2009. The refinement in methodology reduced VOBA amortization in the amount of $2.5 million in 2009, while the unlocking reduced VOBA amortization by $0.2 million in 2009. There were no adjustments or unlocking made to the VOBA amortization in the third quarter of 2010.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral in capitalization of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, and other expenses. Operating expenses decreased $0.6 million or 3% in the third quarter and $4.4 million or 6% in the nine months compared to last year. The primary factors contributing to these decreases were reductions in salaries and employee benefits and legal expenses. These were partially offset by increases in premium taxes and commission expense growth exceeding the growth in the deferral in capitalized acquisition costs. In 2009, the Company had three events that contributed to increased operating expenses. First, the Company had $3.0 million in separation costs in the first nine months, reflecting staffing reductions. Second, pension expense was $1.9 million greater than 2010 for the nine months, primarily reflecting the market value decline of the pension plan’s invested assets during 2008 and early 2009. Third, the Company had $1.4 million in increased legal costs relative to 2010.

Income Taxes

The third quarter income tax expense was $2.3 million or 34% of income before tax for 2010, versus $1.7 million or 25% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2010 was $10.1 million or 40% of income before tax, versus $3.8 million or 30% of income before tax for the prior year period.

The effective income tax rate was less than the prevailing corporate federal income tax rate of 35% in the third quarters of 2010 and 2009. Favorable permanent differences in the third quarters of 2010 and 2009 resulted in a benefit of approximately 7% and 11% of income before tax, respectively. The permanent differences consisted primarily of the dividends received deduction and differences between the prior year tax provision and the Company’s filed tax returns. A decrease in the income tax contingency in the third quarters of 2010 and 2009 resulted in a benefit of approximately 2% and 5% of income before tax, respectively. The favorable differences were partially offset in the third quarters of 2010 and 2009 by expense of approximately 8% and 6% of income before tax, respectively, related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $2.4 million or 10% of income before tax and includes tax credit recapture events. Permanent differences, primarily from the dividends received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

The effective income tax rate in the nine months ended September 30, 2009 was less than the prevailing corporate federal income tax rate of 35%. Favorable permanent differences resulted in a benefit of approximately 7% of income before tax. The permanent differences consisted primarily of the dividends received deduction and differences between the prior year tax provision and the Company’s filed 2008 tax return. A decrease in the income tax contingency resulted in a benefit of approximately 2% of income before tax. The favorable differences were partially offset by expense of approximately 4% of income before tax related to the Company’s investments in affordable housing.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 10 – Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$18,488	$22,909	$51,779	$52,162
Contract charges	26,643	26,448	79,983	79,418
Reinsurance ceded	(10,514)	(10,727)	(31,806)	(31,263)

Total insurance revenues	34,617	38,630	99,956	100,317
Investment revenues:
Net investment income	40,842	41,052	121,014	122,307
Realized investment gains, excluding impairment losses	206	1,195	2,513	4,927
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(984)	(2,119)	(3,828)	(25,318)
Portion of impairment losses recognized in other comprehensive income	149	187	343	13,774

Net impairment losses recognized in earnings	(835)	(1,932)	(3,485)	(11,544)

Total investment revenues	40,213	40,315	120,042	115,690
Other revenues	2,186	3,311	6,793	8,121

Total revenues	77,016	82,256	226,791	224,128

Policyholder benefits	27,871	31,249	79,483	78,092
Interest credited to policyholder account balances	21,561	21,898	64,301	64,772
Amortization of deferred acquisition costs and value of business acquired	6,556	6,385	13,404	18,823
Operating expenses	14,420	15,548	43,883	50,763

Total benefits and expenses	70,408	75,080	201,071	212,450

Income before income tax expense	6,608	7,176	25,720	11,678

Income tax expense	2,195	1,792	10,069	3,430

Net income	$4,413	$5,384	$15,651	$8,248

Net income for this segment was $4.4 million in the third quarter of 2010, a decrease of $1.0 million or 18% from $5.4 million in the third quarter of 2009. Contributing to this decline were an increase in death benefits net of reinsurance ceded, higher income tax expense and an increase in the amortization of deferred acquisition costs and value of business acquired. Partially offsetting these items were decreases in operating expenses and realized investment losses.

Net income for the first nine months of 2010 for this segment was $15.7 million, an increase of $7.4 million or 90% compared to the first nine months of 2009. This increase was largely due to reductions in operating expenses, realized investment losses, and amortization of deferred acquisition costs and value of business acquired. Partially offsetting these were a decrease in net investment income and an increase in income tax expense.

Total insurance revenues for this segment decreased $4.0 million or 10% in the third quarter and were essentially flat in the first nine months compared with last year. In the third quarter, total premiums decreased $4.4 million or 19%, reflecting a 38% decrease in immediate annuity premiums. Contract charges increased 1% and reinsurance ceded premiums declined 2% in the third quarter. In the nine months, total premiums decreased $0.4 million or 1%. In addition, contract charges increased 1% and reinsurance ceded premiums increased 2%.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2010 and 2009. New premiums are also detailed by product.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$1,286	(6)	$1,373	(8)
Immediate annuities	6,689	(38)	10,842	347

Total new premiums	7,975	(35)	12,215	211
Renewal premiums	10,513	(2)	10,694	1

Total premiums	$18,488	(19)	$22,909	58

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New premiums:
Individual life insurance	$3,874	(4)	$4,023	(7)
Immediate annuities	16,637	(1)	16,842	87

Total new premiums	20,511	(2)	20,865	56
Renewal premiums	31,268	-	31,297	-

Total premiums	$51,779	(1)	$52,162	17

Total new premiums for this segment decreased $4.2 million or 35% in the third quarter of 2010 compared to one year earlier. This decline was primarily the result of a $4.2 million or 38% decrease in new immediate annuity premiums. While new immediate annuity sales were up in the third quarter of 2010 compared to other quarters in 2009 and 2010, they were lower than the third quarter of 2009. New immediate annuity premiums were greater during third quarter 2009, primarily resulting from new sales provided by a third-party arrangement which did not reoccur in 2010. Excluding these third-party sales, the increase in immediate annuity sales experienced in 2010 represents expanded distribution from the addition of new general agents and agents and the continued demand for retirement income products. In addition, new individual insurance premiums decreased $0.1 million or 6%. Total renewal premiums decreased 2% compared to last year, reflecting a decline in individual life insurance premiums. Total premiums for the nine months decreased $0.4 million or 1% versus a year ago. Total new premiums decreased $0.4 million or 2%, as new immediate annuity premiums decreased $0.2 million or 1% and new individual life insurance premiums decreased $0.1 million or 4%. Total renewal premiums were essentially flat compared to last year.

The following table provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2010 and 2009. New deposits are also detailed by product.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$3,920	85	$2,119	(23)
Variable universal life insurance	320	82	176	(65)
Fixed deferred annuities	26,562	37	19,323	196
Variable annuities	2,870	(14)	3,330	(43)

Total new deposits	33,672	35	24,948	60
Renewal deposits	35,260	3	34,196	2

Total deposits	$68,932	17	$59,144	21

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New deposits:
Universal life insurance	$10,418	71	$6,079	(19)
Variable universal life insurance	760	(13)	873	(42)
Fixed deferred annuities	49,005	(24)	64,651	260
Variable annuities	14,387	30	11,091	(47)

Total new deposits	74,570	(10)	82,694	73
Renewal deposits	104,880	6	99,308	-

Total deposits	$179,450	(1)	$182,002	23

Total new deposits increased $8.7 million or 35% in the third quarter of 2010 compared to last year, reflecting a $7.2 million or 37% increase in new fixed deferred annuity deposits, a $1.8 million or 85% increase in new universal life deposits and a $0.1 million or 82% increase in new variable universal life deposits. These improvements were partially offset by a $0.5 million or 14% decrease in new variable annuity deposits. The increase in new fixed deferred annuity deposits can be attributed to the availability of a new rider offered by the Company, improved results from both new and existing general agents and agents, and a higher demand for products with guarantees. Likewise, the improvement in new universal life deposits can also be attributed to improved sales results from expanded distribution, and to an improving economy. Total renewal deposits increased $1.1 million or 3% in the third quarter of 2010. This increase reflected a $2.0 million or 29% increase in fixed deferred annuity deposits. This improvement was partially offset by declines in renewal universal life, variable universal life and variable annuity deposits.

Total new deposits decreased $8.1 million or 10% during the first nine months of 2010. This decrease was due to a $15.6 million or 24% decrease in new fixed deferred annuity deposits, largely due to the higher sales of this product in 2009, as noted above. During the second quarter of 2009, the Company heightened marketing of this product to take advantage of an opportunity that was identified in the marketplace. Partially offsetting this decrease, new universal life deposits increased $4.3 million or 71% and new variable annuity deposits increased $3.3 million or 30%. These improvements can be attributed to the expanded distribution from the successful recruitment of new general agents and agents in selected areas and the improving economy. Total renewal deposits increased $5.6 million or 6%, reflecting an $8.4 million or 51% increase in fixed deferred annuity deposits. This increase was partially offset by a $1.5 million or 2% decrease in universal life renewal deposits and a $1.1 million or 12% decrease in variable universal life renewal deposits.

Total contract charges increased 1% in both the third quarter and first nine months of 2010. The Company essentially maintains two separate books of business. The Company has closed blocks of business associated with the purchase of companies which have been merged into the Company, purchased blocks of business through such things as assumption reinsurance and closed blocks associated with products or distribution avenues that the Company no longer pursues. The Company also maintains ongoing blocks of business for which there is ongoing marketing of new sales. Total contract charges on closed blocks equaled 35% of total consolidated contract charges in the third quarter of 2010, compared to 37% in the third quarter of 2009. Total contract charges on closed blocks declined 6% in the third quarter of 2010 compared to the third quarter of 2009, while total contract charges on open, or ongoing, blocks of business increased 4%. Total contract charges on closed blocks equaled 35% of total consolidated contract charges in the first nine months of 2010 versus 37% in the same period of 2009. Total contract charges on closed blocks declined 5% in the first nine months of 2010 compared to the first nine months of 2009. Total contract charges on open blocks of business increased by 4% during the nine-month comparative period, reflecting the growing book of new and existing products.

One component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from front end loads on such policies and is recognized into the income statement in concert with the future expected gross profits, as is similarly the case with amortization of deferred acquisition costs (DAC). In the second quarter of 2010, the Company had a refinement in methodology resulting in a change in estimate. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million during the second quarter of 2010. No other refinements in methodology occurred in the third quarter of 2010 or during 2009.

At least annually, a review is performed regarding the assumptions related to profit expectations. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had an unlocking in the DRL in the second quarter of 2010. When the Company has a change in the future expected gross profits related to changes in assumptions, a corresponding change in deferred revenue liability is also recognized as an unlocking. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the second quarter of 2010 in the amount of $1.1 million. No changes in estimate or unlocking on the DRL occurred during the third quarter of 2010 or during 2009.

Net investment income decreased 1% in both the third quarter and the nine months. While average invested assets increased, yields earned on investments declined during both periods in 2010. This segment experienced net realized investments losses of $0.6 million in the third quarter and $1.0 million in the first nine months of 2010. This compares to net realized investment losses of $0.7 million in the third quarter and $6.6 million in the first nine months of 2009.

The Company’s analysis of securities for the quarter ended September 30, 2010 resulted in the determination that nine fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $0.8 million due to credit. Five of these securities were additional incremental losses from residential mortgage-backed securities having been previously written down, reflecting deterioration in the present value of projected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.4 million in the third quarter of 2010, including $0.2 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $41.8 million.

The following table provides securities that were written down through earnings during the first three quarters of 2010 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds:
Corporate private-labeled residential mortgage-backed securities	$737	$366	$242	$1,345
Other	740	807	593	2,140

Total	$1,477	1,173	835	$3,485

The following table provides detail regarding individual investment securities that were written down through earnings during the first nine months of 2010 exceeding $0.5 million.

Security	Impairment Loss	Description
Securitization of U.S. government guaranteed student loans	$964	Liquidation of the security by the trustees, at the direction of a majority of bondholders.
Other - 10 securities	2,521

Total	$3,485

The following table provides securities that were written down through earnings during the first three quarters of 2009 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds
Corporate obligations:
Industrial	$2,656	$-	$-	$2,656
Communications	-	1,010	229	1,239
Financial	1,546	2,276	1,410	5,232
Consumer	1,235	-	-	1,235

Total corporate obligations	5,437	3,286	1,639	10,362
Corporate private-labeled residential mortgage-backed securities	598	126	293	1,017
Other	-	165	-	165

Total	$6,035	$3,577	$1,932	$11,544

The following table provides detail regarding individual investment securities that were written down through earnings during the first nine months of 2009 exceeding $0.5 million.

Security	Impairment Loss	Description
Financing company for real estate	$ 1,760	Acceptance of a tender offer resulted in an impairment to fair value.
Trucking company	1,636	Reduced shipping volume from the recession, new credit restrictions due to renegotiation of debt covenants, the need to retire longer-term debt and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	Mortgage delinquencies and defaults coupled with rating downgrades and the need to raise additional capital to meet future needs.
Financial institution	1,084	Company experienced large losses in its real estate portfolio and had an increase in non-performing loans.
Developer and manufacturer of imaging products	1,235	Sales decrease from economic decline, declining revenues and declining liquidity position.
Print media company	1,239	Company filed for bankruptcy in 2008 and a subsequent impairment was recognized due to reorganization.
Printing and publishing company	1,020	Acceptance of a tender offer resulted in an impairment to fair value.
Global finance company	843	Negative effect of credit crisis, forcing reduced access to liquidity and higher borrowing costs.
Other - 5 securities	1,181

Total	$11,544

Other revenues decreased $1.1 million or 34% in the third quarter and $1.3 million or 16% in the nine months compared to a year ago. The decreases that occurred during both the third quarter and nine months were largely due to a decrease in supplementary contract considerations and a reduction in income on the sale of LIHTC investments due to timing.

Policyholder benefits decreased $3.4 million or 11% in the third quarter, while policyholder benefits increased $1.4 million or 2% in the nine months compared to the prior year. The decrease in the third quarter was largely the result of a decline in benefit and contract reserves. Benefit and contract reserves decreased due to lower immediate annuity and supplementary contract receipts, as reserves are established virtually on a one-for-one basis with premiums for these products. In addition, the change in the fair value of the guaranteed minimum withdrawal benefit riders resulted in a reduction in benefit and contract reserves. Finally, partially offsetting these items, the Company had a $0.7 million increase from a refinement in methodology associated with secondary guarantees on certain universal life products. Partially offsetting these items, death benefits net of reinsurance ceded increased $0.6 million or 4%. The increase in policyholder benefits during the nine months was largely due to an increase in benefit and contract reserves. This increase was primarily due to an increase in traditional life reserves due to a decrease in surrenders and to the change in the fair value of the guaranteed minimum withdrawal benefit riders. Partially offsetting this, death benefits, net of reinsurance and surrenders decreased.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. At September 30, 2010, the fair value of these riders increased $0.4 million compared to the fair value at December 31, 2009. This fluctuation can be attributed to favorable returns in the capital markets, partially offset by decreases in risk-free swap rates and decreases in issuer discount spreads.

Interest credited to policyholder account balances declined 2% in the third quarter and 1% in the nine months compared to one year ago. While total policyholder account balances increased during the third quarter of 2010 compared to both June 30, 2010 and September 30, 2009, these increases were offset by declines in crediting rates.

Amortization of DAC and VOBA increased 3% in the third quarter but decreased 29% in the nine months compared to last year. Amortization of DAC increased $0.1 million or 2% in the third quarter of 2010 but decreased $7.5 million or 42% in the nine months. The decrease in the nine months was primarily the result of a refinement in methodology and an unlocking. The refinement in methodology caused a change in estimate, and the unlocking caused a reduction in DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a reduction in DAC amortization of $1.1 million during the second quarter of 2010. The second factor in the significant decrease in amortization of DAC was an unlocking that occurred in the second quarter of 2010. The impact of unlocking, as reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2010, was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million. No DAC unlocking or change in estimate occurred in the third quarter of 2010 or in 2009.

VOBA is amortized in concert with each purchased block of business. Accordingly, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated each period for unlocking adjustments. The amortization of VOBA increased 4% in the third quarter and $2.0 million or 223% in the first nine months of 2010 compared to one year earlier. The increase in the nine months was largely due to a refinement in methodology and a smaller unlocking that occurred in the second quarter of 2009. The refinement in methodology reduced VOBA amortization in the amount of $2.5 million in 2009, while the unlocking reduced VOBA amortization by $0.2 million in 2009. There were no adjustments or unlocking made to the VOBA amortization in the third quarter of 2010.

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the capitalization of certain commissions and certain direct expenses associated with the attainment of new business, expenses from the Company’s operations, and other expenses. Operating expenses decreased $1.1 million or 7% in the third quarter and $6.9 million or 14% in the nine months compared with one year earlier. These decreases were largely due to declines in salaries and separation costs associated with a reduction in staffing that occurred during 2009, a reduction in pension plan benefit expense, and a reduction in legal costs. These favorable changes were partially offset by growth in commission expenses net of the deferral in capitalized acquisition costs, along with higher premium taxes.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$13,732	$14,250	$43,271	$42,536
Reinsurance ceded	(2,774)	(2,810)	(8,111)	(6,779)

Total insurance revenues	10,958	11,440	35,160	35,757
Investment revenues:
Net investment income	149	136	456	406
Other revenues	95	76	266	181

Total revenues	11,202	11,652	35,882	36,344

Policyholder benefits	7,874	8,845	24,648	25,841
Operating expenses	4,493	4,281	13,741	13,173

Total benefits and expenses	12,367	13,126	38,389	39,014

Loss before income tax benefit	(1,165)	(1,474)	(2,507)	(2,670)

Income tax benefit	(407)	(516)	(877)	(935)

Net loss	$(758)	$(958)	$(1,630)	$(1,735)

The net loss for this segment totaled $0.8 million for the third quarter of 2010, compared with a $1.0 million loss in 2009. The improvement was due to a $1.0 million decrease in policyholder benefits. This was partially offset by a $0.5 million decrease in insurance revenues and a $0.2 million increase in operating expenses. The net loss for nine months was $1.6 million versus a $1.7 million loss one year ago. Significant changes for the nine months included a $1.2 million decrease in policyholder benefits, an offsetting $0.6 million decrease in insurance revenues, and a $0.6 million increase in operating expenses.

Total insurance revenues for the Group Insurance segment decreased $0.5 million or 4% in the third quarter compared to last year. This decline can be attributed to a $0.5 million decrease in premiums. Total insurance revenues for the nine months decreased $0.6 million or 2%, as a $0.7 million or 2% increase in premiums was offset by a $1.3 million or 20% increase in reinsurance ceded. The increase in reinsurance ceded in the first nine months of 2010 resulted from an increase in disability premiums sold through an arrangement with an independent marketing organization, in which the risk and premiums are 100% reinsured.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2010 and 2009. New premiums are also detailed by product.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New premiums:
Group life insurance	$545	52	$359	(31)
Group dental insurance	1,799	3	1,753	(23)
Group disability insurance	1,114	11	1,001	142
Other group insurance	7	(30)	10	(85)

Total new premiums	3,465	11	3,123	(4)
Renewal premiums	10,267	(8)	11,127	2

Total premiums	$13,732	(4)	$14,250	1

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New premiums:
Group life insurance	$1,672	47	$1,134	(29)
Group dental insurance	6,039	14	5,304	(21)
Group disability insurance	3,314	53	2,159	63
Other group insurance	101	23	82	(59)

Total new premiums	11,126	28	8,679	(12)
Renewal premiums	32,145	(5)	33,857	6

Total premiums	$43,271	2	$42,536	2

Total new premiums increased 11% while total renewal premiums decreased 8% during the third quarter compared to last year. New group life premiums increased 52% in the third quarter and new disability premiums increased 11%. The improvements in new premiums in the third quarter reflect results from expanded distribution of group representatives and from a third party arrangement pertaining to disability products. The decrease in renewal premiums was primarily due to a 15% decrease in dental premiums.

Total new premiums for the nine months increased 28% while total renewal premiums decreased 5% compared to a year ago. New disability premiums increased 53%, new group life premiums increased 47% and new dental premiums increased 14%. The improvements in the group life and dental product lines reflect expanded distribution of group representatives. The improvement in group disability products is the result of a third party arrangement that provides a significant portion of the new disability premiums and accounts for about 60% of the new disability sales. The premiums provided from the third party arrangement are significantly reinsured. However, this segment does earn an administrative fee for the business that is reinsured, which is reflected in the other revenues line on the income statement. The administrative fee does not represent a material contribution to the Group Segment’s results. The decrease in renewal premiums reflected a 10% decline in group life premiums and a 5% decrease in dental premiums. This decrease in dental premiums is primarily the result of increased competition.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased $1.0 million or 11% in the third quarter compared to last year. This decrease was largely due to lower benefits for the group life and short-term disability product lines. Policyholder benefits for the nine months decreased $1.2 million or 5% compared to a year ago. This resulted from declines in group life, short-term disability and long-term disability benefits that were partially offset by an increase in dental benefits. The increase in dental benefits reflects increased utilization from members.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased 5% in the third quarter and 4% in the nine months compared to last year. The largest factor in these increases was higher commissions paid, which increased $0.2 million or 16% in the third quarter and $0.5 million or 12% in the nine months. The improved sales from new business mentioned above resulted in higher commissions. In addition, the increase in operating expenses reflected an increase in payments to third-party administrators.

Improvement efforts for this segment in 2010 are focused in three primary areas. First, emphasis is being placed on stronger pricing for the dental product and on retention of its in-force block through renewals of existing business. Second, initiatives for this segment will be to target reductions in dental claims costs. Third, improvement in administrative efficiency is targeted through the increased use of technology, which should ultimately reduce expenses.

Old American Insurance Company

The following table presents financial data for the Old American business segment for the third quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Insurance revenues:
Premiums	$17,081	$16,405	$50,694	$48,864
Reinsurance ceded	(661)	(771)	(2,064)	(2,404)

Total insurance revenues	16,420	15,634	48,630	46,460
Investment revenues:
Net investment income	3,129	3,333	9,226	9,552
Realized investment gains, excluding impairment losses	57	7	566	281
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(96)	(403)	(301)	(3,035)
Portion of impairment losses recognized in other comprehensive income	21	16	(34)	2,120

Net impairment losses recognized in earnings	(75)	(387)	(335)	(915)

Total investment revenues	3,111	2,953	9,457	8,918
Other revenues	-	-	3	1

Total revenues	19,531	18,587	58,090	55,379

Policyholder benefits	10,630	10,420	32,657	31,668
Amortization of deferred acquisition costs and value of business acquired	3,842	3,564	11,224	10,332
Operating expenses	3,716	3,393	11,834	9,954

Total benefits and expenses	18,188	17,377	55,715	51,954

Income before income tax expense	1,343	1,210	2,375	3,425

Income tax expense	542	455	917	1,261

Net income	$801	$755	$1,458	$2,164

Net income for this segment was $0.8 million in the third quarter, the same as in the prior period. Net income for the first nine months 2010 was $1.5 million versus $2.2 million for the first nine months of 2009. Improvements in third quarter items included an increase in insurance revenues and a reduction in realized losses but were offset by an increase in policyholder benefits, amortization of deferred acquisition costs and value of business acquired and operating expenses. The decline in net income experienced in the nine months reflected increases in policyholder benefits, amortization of deferred acquisition costs and value of business acquired and operating expenses as well as a decrease in net investment income. However, partially offsetting these items was an increase in insurance revenues and a decrease in realized investment losses.

The following table reconciles premiums included in insurance revenues and provides detail by new and renewal business for the third quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30
	2010	% Change	2009	% Change
New premiums	$2,915	28	$2,270	22
Renewal premiums	14,166	-	14,135	(2)

Total premiums	$17,081	4	$16,405	1

	Nine Months Ended September 30
	2010	% Change	2009	% Change
New premiums	$8,355	32	$6,307	16
Renewal premiums	42,339	(1)	42,557	(2)

Total premiums	$50,694	4	$48,864	-

Insurance revenues increased 5% in both the third quarter and nine months compared with the prior year. Total new premiums increased $0.6 million or 28% in the third quarter and $2.0 million or 32% in the nine months, while total renewal premiums remained flat in the third quarter and decreased $0.2 million or 1% in the nine months. The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity. In addition, Old American continues to focus on the recruitment and development of new agencies and agents with positive results, along with improved production from existing agencies and agents.

Net investment income declined $0.2 million or 6% in the third quarter and $0.3 million or 3% in the nine months compared with 2009. These declines reflect reduced average investment assets and a reduction in yields available in the market.

Old American had a net realized investment loss of less than $0.1 million in the third quarter and a $0.2 million net realized investment gain in the first nine months of 2010. This compares to net realized investment losses of $0.4 million and $0.6 million in the same periods during 2009, respectively.

The Company’s analysis of securities for the quarter ended September 30, 2010 resulted in the determination that three fixed-maturity securities had other-than-temporary impairments affecting the Old American segment and were written down by a combined $0.1 million. The total fair value of the affected securities after the write-downs was $4.0 million. The write-down of the corporate private-labeled residential mortgage-backed securities reflects continued assessments of the present value of projected future cash flows.

The following table provides securities that were written down through earnings during the first three quarters of 2010 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds:
Corporate private-labeled residential mortgage-backed securities	$109	$18	$32	$159
Other	-	133	43	176

Total	$109	$151	$75	$335

None of the individual investment securities that were written down through earnings during the first nine months of 2010 exceeded $0.5 million.

The following table provides securities that were written down through earnings during the first three quarters of 2009 by asset class:

	First Quarter	Second Quarter	Third Quarter	Total
Bonds:
Corporate obligations:
Financial	$-	$428	$362	$790

Total corporate obligations	-	428	362	790
Corporate private-labeled residential mortgage-backed securities	83	17	25	125

Total	$83	$445	$387	$915

None of the individual investment securities that were written down through earnings during the first nine months of 2009 exceeded $0.5 million.

Policyholder benefits increased $0.2 million or 2% in the third quarter and $1.0 million or 3% in the nine months versus last year. The increase in the third quarter was largely due to an increase in death benefits and life surrenders. The increase in the nine months reflected increases in death benefits, life surrenders and benefit and contract reserves. These were partially offset by a decrease in other benefits.

Amortization of deferred acquisition costs and value of business acquired increased $0.3 million or 8% in the third quarter and $0.9 million or 9% in the nine months compared to a year ago. These increases were primarily due to higher DAC amortization, largely resulting from the increase in sales over time. DAC is established at the time of new sales. Accordingly, as Old American’s sales have significantly increased, expectations are that the DAC asset and corresponding amortization will reflect larger increases as well. No impairments were identified in the third quarter or nine months of 2010.

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral in capitalization of certain commissions and certain direct expenses associated with the acquisition of new business, expenses from the Company’s operations, and other expenses. These expenses increased $0.3 million or 10% in the third quarter and $1.9 million or 19% in the nine months, compared to a year ago. The increase for the third quarter was largely the result of a reduction in operating expenses due to a lease reimbursement which concluded at year end 2009. In addition, guaranty association payments increased. The increase in the nine months was largely due to the items listed above for the third quarter as well as increased employee salaries and benefits, along with higher sales-related expenses.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2009 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2009.

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

The recent economic climate tightened the financial and liquidity conditions of policyholders. The difficult economic environment and the credit crisis may produce the need for individual policyholder liquidity and could result in increased surrenders and policy loans on existing policies, along with the potential of realized losses on investments from generating liquidity in an adverse environment. The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Operating activities provided cash of $6.6 million in the nine months ended September 30, 2010 compared to $18.5 million in the nine months ended September 30, 2009. This decrease reflected a decrease in investment income collected and an increase in commissions paid, partially offset by a decrease in expenses paid.

Net cash used from investing activities was $30.5 million, down from $45.5 million in net cash used for investing activities for the same period in 2009. The Company’s new investments in fixed maturity and equity securities were $309.0 million for the nine months, a 15% increase from $269.9 million a year ago. New investments in mortgage loans were $107.1 million for the nine months, compared with $34.7 million last year. The increase in mortgage loans during 2010 was due to the purchase of $63.8 million of a seasoned portfolio of commercial mortgages having characteristics similar to the Company’s portfolio during 2010. Purchases of real estate totaled $9.7 million, down from $14.5 million in 2009. Sales and maturities of fixed maturity and equity securities totaled $240.2 million for the first nine months, a 2% increase versus a year ago. There were no sales of real estate investments during 2010 compared to $3.9 million a year ago. Mortgage loan maturities and principal paydowns totaled $41.5 million, compared to $33.8 million last year.

Net cash provided from financing activities was $27.4 million for the first nine months of 2010, compared with $29.4 million a year ago. This change was primarily the result of three items. First, there were no net borrowings in 2010 versus repayment of $2.9 million a year ago. Second, net transfers to separate accounts totaled less than $0.1 million in 2010 compared to $6.6 million net transfers from separate accounts in the same period in 2009. Third, the Company acquired $3.1 million of treasury stock in 2010 compared to a disposition of $2.6 million in 2009. Partially offsetting these, deposits net of related withdrawals on policyholder account balances totaled $36.5 million in 2010, compared to $26.9 million in the prior year.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At September 30, 2010, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2009. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2011. The Company anticipates renewing these lines of credit as they come due.

Capital Resources

The Company considers existing capital resources to be adequate to support the current level of business activities. In addition, the Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners.

The following table shows the capital adequacy for the Company.

	September 30 2010	December 31 2009
Total assets less separate accounts	$4,018,032	$3,866,799
Total stockholders’ equity	703,210	628,363
Ratio of stockholders’ equity to assets less separate accounts	18%	16%

The ratio of equity to assets less separate accounts increased 2% to 18% through the nine months ended September 30, 2010. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $72.6 million at September 30, 2010. This represents an increase of $71.7 million in net gains from the $0.8 million in net unrealized investment gains at year-end 2009. Stockholders’ equity increased $74.8 million from year-end 2009. This improvement was largely due to an increase in unrealized investments gains.

In January 2010, the stock repurchase program was extended by the Board of Directors through January 2011 to permit purchase of up to one million of the Company’s shares on the open market. Through September 30, 2010, the Company purchased 96,931 shares under the stock repurchase program for $3.0 million. In 2009, the Company purchased 84,173 shares for $2.3 million during the entire year.

During the nine months ended September 30, 2010, the employee stock ownership plan purchased 1,213 shares of treasury stock and sold 789 shares of treasury stock for a net change in treasury stock of less than $0.1 million. The employee stock ownership plan held 28,977 shares of the Company’s treasury stock at September 30, 2010.

On October 25, 2010, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid November 10, 2010 to stockholders of record as of November 4, 2010. Total stockholder dividends paid were $9.3 million and $9.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In recent reporting periods, extreme occurrences of volatility beyond historical norms have impacted the markets for the Company’s fixed income and equity securities. This volatility has impacted liquidity, credit risk, fair value of investments and the term structure of interest rates. While the impact has lessened and even reversed in most areas, the improvement in overall market risk has been uneven and normal market conditions have not yet returned in all sectors or markets. Prolonged periods of volatility and market uncertainty represent a heightened risk for all financial institutions. These ongoing events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders, increased policy loans and reduced earnings. The Company has factored these heightened risks into its risk management processes and its disclosures of financial condition.

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

Item 1A. Risk Factors

Risk factors and cautionary factors have not changed materially from those disclosed in Item 1A. Risk Factors in the Company’s 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/01/10 - 1/31/10	42,137	[1]	$30.72	42,137	957,863
	927	[2]	28.55
2/1/10 - 2/28/10	-	[1]	-	-	957,863
	-	[2]	-
3/1/10 - 3/31/10	26,040	[1]	30.82	26,040	931,823
	-	[2]	-
4/01/10 - 4/30/10	18,734	[1]	33.38	18,734	913,089
	286	[2]	31.58
5/1/10 - 5/31/10	10,020	[1]	32.14	10,020	903,069
	-	[2]	-
6/1/10 - 6/30/10	-	[1]	-	-	903,069
	-	[2]	-
7/01/10 - 7/31/10	-	[1]	-	-	903,069
	-	[2]	-
8/1/10 - 8/31/10	-	[1]	-	-	903,069
	-	[2]	-
9/1/10 - 9/30/10	-	[1]	-	-	903,069

Total	98,144			96,931

[1]	On January 25, 2010, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 24, 2011.

[2]	Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through September 2010.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: October 29, 2010, press release reporting financial results for the third quarter of 2010.

Kansas City Life Announces Third Quarter 2010 Results

Kansas City Life Insurance Company recorded net income of $4.5 million or $0.39 per share in the third quarter of 2010, a decline from $5.2 million or $0.45 per share for the same quarter in the prior year. The decrease in earnings was primarily due to a decline in investment income from lower yields, increased amortization of deferred acquisition costs and value of business acquired, and increased income tax expense. Net income for the first nine months of 2010 was $15.5 million or $1.35 per share, an increase from $8.7 million or $0.75 per share for the same period in 2009. The largest factors in the improved nine-month results were reductions in net realized losses on investments, amortization of deferred acquisition costs and value of business acquired, and operating expenses.

New life insurance premiums increased $0.7 million or 19% and $2.4 million or 21% for the third quarter and nine months ended September 30, 2010 as compared to the prior year. Most of the growth in new premiums for both periods was driven by continuing strong sales in the Old American segment, reflecting a combination of expanded distribution efforts and improved agency productivity. In addition, deposits from new universal life products increased $1.8 million or 85% and $4.3 million or 71% for the same respective periods. The growth in these deposits can be attributed to improved sales results from expanded distribution and to an improving economy.

Total insurance revenues declined $3.7 million or 6% for the quarter, but increased $1.2 million or 1% for the nine months. The decline during the third quarter was primarily due to a $4.1 million decline in sales of immediate annuities, while the increase for the nine months was primarily due to increased life insurance premiums and deferred revenue on universal life products.

Investment revenues increased less than 1% in the third quarter of 2010 but increased $4.9 million or 4% for the nine months compared to 2009. The stabilizing economy helped reduce net realized investment losses in both periods, resulting in favorable changes of $0.5 million in the third quarter and $6.5 million for the nine months relative to the prior year. However, the low interest rate environment negatively affected investment portfolio yields and more than offset increases in average investment assets, resulting in reductions in net investment income for both periods. The lower interest rate environment also generated increased values within the investment portfolio. Specifically, the Company’s investment portfolio had a net unrealized gain position of $183.5 million at September 30, 2010, an improvement of $183.3 million from December 31, 2009.

Policyholder benefits and interest credited to policyholder account balances decreased $4.5 million during the third quarter. The decline was largely due to decreased benefit and contract reserves, primarily resulting from the lower volume of new immediate annuities and a small increase in death benefits, net of reinsurance. Policyholder benefits and interest credited to policyholder account balances increased $0.7 million for the nine months versus the prior year.

The amortization of deferred acquisition costs (DAC) and value of business acquired (VOBA) increased $0.4 million or 5% for the third quarter but decreased $4.5 million or 16% for the nine months. During the second quarter of 2010, the Company had a $6.9 million decrease in the amortization of DAC and VOBA primarily due to refinements in estimates and unlocking of future assumptions. These assumptions are assessed no less often than annually, and unlocking occurs when the assessment concludes that the historical results are no longer consistent with the current assumptions about product performance. While the unlocking event was in the second quarter, it continues to significantly impact the nine-month results.

Finally, operating expenses declined $0.6 million or 3% for the third quarter and $4.4 million or 6% for the nine months compared with the prior year. These decreases primarily reflect reduced salaries and benefits, including separation costs associated with staffing changes that were made during 2009, as well as reduced legal costs.

On October 25, 2010, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 10, 2010 to stockholders of record on November 4, 2010.

The Company extends its appreciation and best wishes to Mr. William “Bill” Schalekamp, Senior Vice President, General Counsel and Secretary, who will be retiring effective October 31, 2010. Mr. Schalekamp has been with the Company for 39 years, and has served on the Company’s Board of Directors for the last nine years. Mr. Schalekamp’s knowledge of the insurance industry, sage advice and collegial approach to all matters will be missed on a daily basis by the Company’s officers and associates. However, Mr. Schalekamp will continue his service on the Board of Directors.

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

KANSAS CITY LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED INCOME STATEMENT (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues	$107,616	$112,363	$320,367	$315,437

Net income	$4,456	$5,181	$15,479	$8,677

Net income per share, basic and diluted	$0.39	$0.45	$1.35	$0.75

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,467,605	11,621,405	11,492,090	11,535,374

Item 6. Exhibits

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

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

Date: October 29, 2010