Form 10-K/A
period 2009-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2010-12-21
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 2-40764

KANSAS CITY LIFE INSURANCE COMPANY

(Exact Name of registrant as specified in its charter)

Missouri	44-0308260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Broadway, Kansas City, Missouri	64111-2565
(Address of principal executive offices)	(Zip Code)

816-753-7000

Registrant’s telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$1.25 par value common stock	NASDAQ Capital Market LLC

Securities registered pursuant to section 12(b) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2009, 11,565,091 shares of Kansas City Life Insurance Company’s common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2009 of Kansas City Life Insurance Company held by non-affiliates was approximately $98,854,311.

Explanatory Note

On July 8, 2010, Kansas City Life Insurance Company received a letter from the Securities and Exchange Commission (the “SEC”) regarding our Form 10-K for the year ended December 31, 2009. We have responded to the SEC’s comments and are submitting this Amendment No. 1 (the “Amendment”) to the Form 10-K as part of that response. The purpose of the Amendment is to amend and restate Item 1, Business, in its entirety, and to add certain Exhibits. Except for the new Exhibits listed in this Amendment, this filing does not otherwise update any exhibits as originally filed.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report, except as specifically noted. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 1.	BUSINESS

Amounts are stated in thousands, except share data, or as otherwise noted.

General

Kansas City Life Insurance Company (Kansas City Life) was incorporated under the assessment laws of Missouri in 1895 as the Bankers Life Association. In 1900, its present corporate title was adopted and it was reorganized as a stock life insurance company in 1903. Kansas City Life operates in 48 states and the District of Columbia.

Kansas City Life, the parent company, and wholly owned insurance subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) comprise the consolidated entity (the Company). The Company offers investment and broker-dealer services through its subsidiary Sunset Financial Services (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities. The Company also has several non-insurance subsidiaries that individually and collectively are not material.

In 1974, the Company acquired Sunset Life in a stock acquisition transaction. Sunset Life is a life insurance company that was organized in 1937 that marketed and sold business in the western region of the United States. In 2006, the Sunset Life sales force was integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life. All of Sunset Life’s operations, administration, and accounting are consolidated as part of the Company’s home office operations. Sunset Life maintains its closed block of business, but does not solicit new sales. Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional life, immediate annuity and interest sensitive products, including universal life and fixed deferred annuity products. Sunset Life operates in 43 states and the District of Columbia.

In 1991, the Company acquired Old American in a stock acquisition transaction. Old American is a life insurance company that was organized in 1939. Old American sells final expense traditional life insurance products primarily to the senior market, as well as a term product targeted at younger individuals. These products are marketed nationwide through a general agency system with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office, but it operates and maintains a separate and independent field force and is identified as a separate segment. Old American operates in 46 states and the District of Columbia.

In 1997, the Company entered into a coinsurance reinsurance assumption and servicing agreement with another insurer to acquire a block of traditional life and universal life products. Under this agreement, the Company assumed the policy liabilities as defined in the contract. Investments equal to the policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. This closed block of policies continues to make a significant contribution to the Company’s results, which are included in the Individual Insurance segment.

In 2003, the Company acquired GuideOne Life Insurance Company (GuideOne). GuideOne principally marketed traditional life and annuity products, as well as universal life and fixed deferred annuity products. In addition, the Company entered into a marketing arrangement with GuideOne Mutual Insurance Company, which allows GuideOne Mutual’s agents to sell the Company’s various traditional, interest sensitive and variable life and annuity products. Subsequent to the purchase, the Company merged GuideOne into Kansas City Life as a closed block of policies.

In 2006, the Company entered into a Master General Agent and Marketing Agreement which enables American Republic Insurance Company (American Republic) agents to market Kansas City Life’s insurance products. This agreement offers the Company additional distribution opportunities, while offering American Republic’s agents competitive life and annuity products to strengthen their portfolio of available products in which to serve their clients.

In 2007, the Company completed the sale of the issued and outstanding stock of Generations Bank, its banking subsidiary. The Company had formed Generations Bank in 1999 in order to offer a wider range of financial services to its customers. Subsequently, the Company decided to focus its efforts on its insurance business and accordingly withdrew from this non-core activity.

Business Segments

The Company has three reportable business segments which are generally defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American.

The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. Products are marketed through a nationwide sales force of independent general agents, agents, and third-party marketing arrangements. Kansas City Life’s general agents and agents are contracted individually and are not exclusive with Kansas City Life and the Company does not restrict general agents or agents to designated sales territories. Kansas City Life provides commissions and allowances based primarily on sales results. In addition, the Company has two primary third-party arrangements as described above with GuideOne Mutual and American Republic. The Company will also have selected occasions to use third-party arrangements for limited short-term product specific or market niche sales opportunities. The Individual Insurance segment consists of individual traditional life and immediate annuity products, as well as interest sensitive, deposit and investment products. Investment products include variable life and annuity products. The Individual Insurance segment generated approximately 54%, 53% and 53% of consolidated insurance revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

The Group Insurance segment is marketed through a nationwide sales force of independent general agents and agents, group brokers and third-party marketing arrangements. The Group segment consists of sales of group life, and group accident and health products, composed of dental, long-term and short-term disability, and vision products. This segment generated approximately 20%, 21% and 20% of consolidated insurance revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The Group Insurance segment is administratively operated as part of Kansas City Life and its administrative and accounting operations are part of the Company’s home office.

The Old American segment is marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. The Company manages the territories based upon production and directly supports and subsidizes general agent managers and agents with marketing leads and allowances based upon sales results. The Old American segment consists of individual insurance products designed primarily as final expense products for the senior market. The Old American segment accounted for 26%, 26%, and 27% of consolidated insurance revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

For more information concerning the Company’s business segments, please see Note 10 – Segment Information in the Notes to Consolidated Financial Statements and the Operating Results by Segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

Marketing and Distribution

Kansas City Life, its insurance affiliates and its broker-dealer market individual life insurance and annuity products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. The Company’s group insurance products are marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements tailored toward group products. Kansas City Life markets traditional insurance products consisting of term insurance, whole life insurance, life disability products and immediate annuities, including various supplementary contract payment options. The interest sensitive products that are marketed are universal life, variable universal life, fixed deferred annuities and variable annuities. The group products marketed by the Company include life, dental, vision and long-term and short-term disability products. The Company offers investment products and broker-dealer services through its subsidiary SFS for both proprietary and non-proprietary variable insurance products, mutual funds and other securities.

The following table details the Company’s premiums and deposits by product mix for the year ended December 31, 2009.

	Total Premiums & Deposits	% of Total
Product:
Individual life insurance	$109,696	25%
Immediate annuities	22,141	5%
Group life insurance	10,964	2%
Group accident & health insurance	46,047	11%
Other	1,951	1%

Total premiums	190,799	44%

Universal life insurance	96,623	23%
Variable univeral life insurance	14,062	3%
Fixed deferred annuities	103,141	24%
Variable annuities	25,816	6%

Total deposits	239,642	56%

Total	$430,441	100%

The following table provides the geographic distribution of premiums and deposits by state greater than 5% of the total for the year ended December 31, 2009.

State:
Texas	10%
Missouri	9%
California	7%
Kansas	6%
Washington	5%
Colorado	5%
All others	58%

Total	100%

Individual Insurance

The Individual Insurance segment is comprised of sales of non-group products from Kansas City Life and the closed blocks of Sunset Life, GuideOne Life, and the reinsurance transaction originated in 1997. This segment also includes sales from third-party marketing arrangements, including American Republic and GuideOne Mutual. This segment offers a full array of traditional whole life, term life and universal life products, along with fixed deferred and immediate annuity products and variable universal life and annuity products.

More specifically, Kansas City Life offers universal life products for individuals or for key employee coverage. This product has the ability to deliver flexibility in coverage and excellent long-term cash values or premiums that guarantee coverage for a desired period or through the insured’s lifetime. Kansas City Life also offers return-of-premium life products, traditional whole life products and products geared towards juveniles that offer additional coverage as the child ages. In addition, Kansas City Life offers multiple term life insurance products for a wide range of ages and coverage. Kansas City Life also offers variable universal life products that allow the policyowner to participate in equity market growth potential. Variable universal life combines the advantages of a range of investment options with tax-favored life insurance.

Kansas City Life offers multiple fixed deferred annuity products that afford the policyholder options as to minimum single premium deposits or monthly contribution options. In addition, Kansas City Life offers immediate annuity products with a broad variety of payout options, including guaranteed specified amounts and life contingencies. Kansas City Life also offers variable annuity products which allow the policyowner to participate in equity market growth potential. These options include either single or flexible-premium contracts combined with the advantages of a range of investment options and the tax-deferred advantages of an annuity.

Finally, in both the individual life insurance products and annuity products, selected riders are also available for added coverage and protection.

The following table details premiums and deposits by product mix for the Individual Insurance segment for the year ended December 31, 2009.

	Total Premiums & Deposits	% of Total
Product:
Individual life insurance	$46,237	15%
Immediate annuities	22,141	7%
Other	614	—

Total premiums	68,992	22%

Universal life insurance	96,623	31%
Variable univeral life insurance	14,062	5%
Fixed deferred annuities	103,141	34%
Variable annuities	25,816	8%

Total deposits	239,642	78%

Total	$308,634	100%

The following table provides the geographic distribution of premiums and deposits by state greater than 5% of the total for the Individual Insurance segment for the year ended December 31, 2009.

State:
Texas	11%
Missouri	8%
California	8%
Washington	6%
Kansas	6%
Colorado	6%
All others	55%

Total	100%

Closed Blocks

The Company has three sizable closed blocks of business, including Sunset Life and GuideOne Life which were attained through the purchase of these companies and have since discontinued new sales. In addition, the Company has one block acquired as a direct reinsurance and servicing agreement. These closed blocks of business are declining in premium and in force, and the Company seeks to conserve this business. The types of products included in these closed blocks are traditional life, immediate annuity and universal life and fixed deferred annuity policies and contracts.

Group Insurance

Kansas City Life offers a broad range of group products. The group portfolio has two primary markets, groups with 2 to 9 employees and groups with 10 or more employees. This segment’s marketing focus is to create a full range of products in the group life, dental, long-term and short-term disability areas, as well as vision products. This segment primarily uses three marketing approaches. The first is to market business using Kansas City Life’s internal sales representatives and an independent general agent and agent field force. The second is through an independent marketing third-party arrangement that primarily sells disability and group life products. These sales are predominantly reinsured with this segment receiving fees as a percentage of gross premiums. Business sold through this arrangement is administered through a separate third-party arrangement. Finally, this segment sells through other third-party arrangements that focus primarily on dental sales and long-term disability products and provides virtually all of the administration for the business that it sells. The Company accepts the risk for the dental sales in the Group segment, but the disability sales are mostly reinsured.

The Group Insurance segment tailors products and services to employees needs depending on among other things:

•	Employer contributions towards the cost of coverage;

•	Employee participation levels;

•	Benefits desired versus product cost;

•	Number of employees; and

•	Plan design features, such as co-insurance percentages, deductibles, waiting periods, plan maximums and more.

This segment also assists employers using its flexible plan design for its group life product, which can include many features such as:

•	Flexible underwriting;

•	Spouse and dependent benefits;

•	Annual enrollments;

•	Accidental death and dismemberment and waiver of premium benefit coverage; and

•	Policy conversion and portability privileges.

The following table details premiums by product mix for the Group Insurance segment for the year ended December 31, 2009.

	Total Premiums	% of Total
Product:
Group life insurance	$10,964	19%
Group dental insurance	32,060	56%
Group disability insurance	11,786	21%
Other group insurance	2,201	4%

Total	$57,011	100%

The following table provides the geographic distribution of premiums by state greater than 5% of the total for the Group Insurance segment for the year ended December 31, 2009.

State:
Missouri	14%
Texas	9%
North Carolina	9%
Indiana	5%
Kansas	5%
All others	58%

Total	100%

Old American

Old American sells final expense traditional life insurance products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Agents primarily market to individuals in the age range of 50 to 85, principally through final arrangements planning.

Old American offers several products geared primarily towards supporting policyholders’ final expense needs. This segment offers final expense products, preferred products with guaranteed level death benefits for individuals in good health and sub-standard products with graded or increasing benefits for those individuals who cannot qualify for standard or preferred risk due to health issues. Old American also offers a juvenile product designed for parents or grandparents to insure children ages 0-15. In addition, Old American began targeting individuals ages 20 – 65 recently with its 20-Year Level Term life insurance product. Old American also offers several riders, including accidental death and dismemberment and waiver of premium. All of Old American’s products are traditional individual life insurance products.

Old American has focused on expanding its sales territories, recruiting and agent productivity for its general agencies in order to effectively meet the sales goals of the Company. Furthermore, this segment recently expanded its traditional product offerings by introducing a level term product to reach a younger target market along with enhancing its core whole life products. Finally, a main driving force behind Old American’s sales efforts is the approach to support its field force through its lead generation efforts.

The following table provides the geographic distribution of premiums by state greater than 5% of the total for the Old American segment for the year ended December 31, 2009.

State:
Missouri	8%
Texas	6%
Illinois	6%
Kansas	5%
Kentucky	5%
All others	70%

Total	100%

Reinsurance

Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business. The reinsurance arrangements have taken various forms over the years. The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 12 – Reinsurance in the Notes to Consolidated Financial Statements.

Currently new sales of traditional life and universal life products are reinsured on a YRT basis in excess of the Company’s retention limits while sales of certain term life insurance products are reinsured on a quota share (a portion of each policy is reinsured), coinsurance basis. Sales of group disability income products are reinsured on a quota share coinsurance basis. New sales of group life are reinsured on an excess of retention basis with the accidental death and dismemberment benefits being 100% reinsured. The Company’s maximum retention limit on individual life insurance products is $350 and on group life business is $100.

In addition to reinsurance coverage for new business, over the years the Company has also engaged in various reinsurance arrangements for in force blocks of business:

•

In 1991, the Company purchased Old American Insurance Company. Old American had an existing coinsurance agreement in place that ceded on a 100% coinsurance basis certain whole life policies issued by Old American prior to December 1, 1986. These policies had life insurance in force of $40.9 million as of December 31, 2009 with a ceded reserve for future policy benefits under this agreement of $21.9 million.

•

In 1996, Old American executed a coinsurance agreement ceding 100% of its retained risk on a closed block of individual accident and health business. At December 31, 2009, the reserve credit on these policies was $13.7 million.

•

In 1997, the Company acquired a block of traditional life and universal life products by way of a coinsurance and servicing agreement with another insurer. Investments equal to the policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. At December 31, 2009, the block had $1.5 billion of life insurance in force and a reserve of $221.6 million.

•

In 2002, Sunset Life entered into a yearly renewal term bulk reinsurance agreement whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. This was accomplished through a reinsurance pool involving four primary reinsurers. As of December 31, 2009, the ceded insurance in force was approximately $1.7 billion with reserves of $4.7 million.

Governmental Regulations

The Company is subject to state regulations in its states of domicile and in the states in which it does business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products. In addition, the Company is a stock life insurance company and is subject to the rules and regulations of the United States Securities and Exchange Commission (SEC). SFS is a registered broker-dealer, which is regulated by the Financial Industry Regulatory Authority (FINRA) and the SEC.

State Regulation

State insurance laws establish extensive regulation and supervisory agencies with broad regulatory authority, including the power to:

•	Grant and revoke licenses to companies to transact business and to license agents;

•	Regulate and supervise trade practices and market conduct;

•	Establish guaranty associations which levy mandatory fees used for insurers with solvency issues;

•	Approve policy forms;

•	Establish reserve requirements;

•	Prescribe the form and content of required financial statements and reports;

•	Determine the reasonableness and adequacy of statutory capital and surplus;

•	Perform financial, market conduct and other examinations;

•	Define acceptable accounting principles for statutory reporting purposes;

•	Regulate the type and amount of permitted investment activity; and

•	Limit the amount of dividends that can be paid without regulatory approval.

The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. These examinations are performed on a basis other than GAAP, namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred as of December 31, 2005 for Kansas City Life, Sunset Life and Old American. As previously disclosed in other public filings, there were no adjustments recommended to any of the insurance companies as a result of that examination. By statute, the State of Missouri is required to periodically perform such examinations and accordingly, the companies are currently undergoing a financial examination as of December 31, 2009.

The National Association of Insurance Commissioners (NAIC) has received regulatory authority by the respective state departments of insurance. Accordingly, the NAIC has been able to establish more consistency for insurers with regard to financial reporting requirements. In one such measure, the NAIC has adopted risk-based capital (RBC) guidelines to assist in the evaluation of the adequacy of statutory capital and surplus in relation to an insurance company’s risks. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. While state insurance regulations prohibit an insurance company from making public statements or representations with regard to risk-based capital level, based upon these current guidelines, the insurance Company’s risk-based capital results are not expected to have a negative regulatory impact. At December 31, 2009 and 2008, the statutory capital and surplus of each of the Company’s insurance entities was substantially above the required levels.

Under insurance solvency or guaranty laws in most states in which the Company operates, insurers doing business can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. For the three years ended December 31, 2009, the Company’s assessments, net of related premium tax credits were not material.

Federal Regulation

The federal government does not directly regulate the business of insurance. However, the federal government does regulate through legislation and administrative policies several aspects of the business including but not limited to:

•	The Sarbanes-Oxley Act (SOX) regarding financial reporting internal controls;

•	Pension regulations;

•	Certain employer hiring considerations, specifically including but not limited to race, age and sexual discrimination;

•	The sale of securities and investment-related products;

•	Corporate and individual taxation;

•	Prescribe the form and content of required financial statements and reports;

•	Define acceptable accounting principles for reporting purposes;

•	Health care reform; and

•	Other federal initiatives.

In addition, legislation which has been passed and is also being contemplated could result in the federal government assuming some role in the regulation or oversight of insurance companies.

As a stock life insurance entity, the Company is also subject to the SEC’s regulations for such items as financial reporting requirements, accounting rules, public disclosure of accounting practices and policies, internal control regulations as defined under SOX, a wide variety of Board of Directors and company management issues promulgated under proxy statements and proxy disclosure related matters, and other items as may be enacted by legislature. These regulations place an expanded burden on insurance companies both in financial aspects as well as the timely filing and reporting of items covered under each of these requirements. In addition, any future enactments may have a material impact on the Company, depending upon the regulation and its requirements.

Life insurance companies are taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the Code). Provisions of the Code have various impacts on the Company and changes to the Code that may be enacted in the future could also negatively impact the Company’s net income and stockholders’ equity.

Competition and Ratings

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to products, pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results. Many of the Company’s competitors are considerably larger and have substantially greater financial resources, have higher ratings from rating agencies, have broader and more diversified product lines and have more agency relationships.

The Company’s insurance products compete with a wide variety of other products, including products from other insurance companies, financial intermediaries and other institutions. In addition, competition arises from a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings reputation and agent compensation. Insurance products also compete with products offered from mutual funds, traditional bank investments and other investment and retirement funding alternatives offered by asset managers, banks and broker-dealers.

The sales agents for the Company’s products use the financial strength ratings assigned to an insurer by independent rating agencies as one factor in their sales materials. The market has generally been influenced by those insurers with the highest ratings. However, the degree to which ratings and changes in ratings affect sales and persistency cannot be definitively measured.

Following is a summary of the Company’s insurance ratings for the three insurance companies, as assigned by the A.M. Best Company, which is an independent rating agency.

	2009	2008	2007
Kansas City Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Sunset Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Old American	B++(Good) Stable	B++(Good) Stable	B++(Good) Stable

Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities.

In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium or long-term trend which, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. Outlook statements should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a stable outlook to indicate that the rating is not expected to change, but a stable outlook does not preclude a rating agency from changing a rating at any time without notice.

A. M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent) then followed by “B++” (Good) and “B+” (Good). A. M. Best Company reviews its ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant.

Employees

The Company had 447 full-time employees as of December 31, 2009. The Company experienced no work stoppages or strikes and considers relations with its employees to be good. None of the Company’s employees are represented by a union.

Access to Public Filings

Additional information about the Company beyond what is included in this Form 10-K is available at the Company’s website: www.kclife.com. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300. The SEC also maintains an Internet website that contains reports, proxy and other information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may also access the SEC website through a link on the Company’s website. The Company will provide a copy of any of those reports free of charge upon request.

None of the information on the Company’s website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

(b)	Exhibits

Exhibit Number:	Basic Documents:

10(e)	The Coinsurance Agreement between Kansas City Life Insurance Company and Transamerica Occidental Life Insurance Company of Cedar Rapids, Iowa effective January 19, 2005.

10(f)	The Automatic YRT Reinsurance Agreement between Sunset Life Insurance Company of America and RGA Reinsurance Company effective January 1, 2002.

10(g)	The Automatic and Facultative Reinsurance Agreement (Coinsurance Basis) between Kansas City Life Insurance Company and Security Life of Denver Insurance Company effective May 1, 2002.

10(h)	The Automatic and Facultative Coinsurance Reinsurance Agreement between Kansas City Life Insurance Company and RGA Reinsurance Company effective May 1, 2002.

10(i)	The Coinsurance Life Reinsurance Agreement between Old American Insurance Company and Employers Reassurance Corporation effective December 1, 1989.

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K Report on November 3, 2004]

10(k)	Kansas City Life Insurance Company Annual Incentive Plan Agreement.

10(l)	Kansas City Life Insurance Company Long Term Incentive Plan Agreement.

10(m)	Kansas City Life Insurance Company Severance Plan.

10(n)	Kansas City Life Insurance Company Cash Balance Pension Plan.

10(o)	Kansas City Life Insurance Company Employee Medical Plan.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By:	/S/ DAVID A. LAIRD
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: December 21, 2010