Form 10-K/A
period 2009-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2011-02-24
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Form 10-K is being filed for the purpose of correcting the table of exhibits of Amendment No. 1 to Form 10-K for the year ended December 31, 2009. Specifically, in this Amendment the Company has marked the Exhibit index to identify that portions of certain exhibits are being treated as confidential pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

This Amendment No. 2 does not affect any other section of the Original Report or Amendment No. 1 not otherwise discussed herein and continues to speak as of the date of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

(b) Exhibits

Exhibit Number:	Basic Documents:

10(e)	The Coinsurance Agreement between Kansas City Life Insurance Company and Transamerica Occidental Life Insurance Company of Cedar Rapids, Iowa effective January 19, 2005.(1)

10(f)	The Automatic YRT Reinsurance Agreement between Sunset Life Insurance Company of America and RGA Reinsurance Company effective January 1, 2002.(1)

10(g)	The Automatic and Facultative Reinsurance Agreement (Coinsurance Basis) between Kansas City Life Insurance Company and Security Life of Denver Insurance Company effective May 1, 2002.(1)

10(h)	The Automatic and Facultative Coinsurance Reinsurance Agreement between Kansas City Life Insurance Company and RGA Reinsurance Company effective May 1, 2002.(1)

10(i)	The Coinsurance Life Reinsurance Agreement between Old American Insurance Company and Employers Reassurance Corporation effective December 1, 1989.(1)

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K Report on November 3, 2004]

10(k)	Kansas City Life Insurance Company Annual Incentive Plan Agreement.

10(l)	Kansas City Life Insurance Company Long Term Incentive Plan Agreement.

10(m)	Kansas City Life Insurance Company Severance Plan.

10(n)	Kansas City Life Insurance Company Cash Balance Pension Plan.

10(o)	Kansas City Life Insurance Company Employee Medical Plan.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

(1)	Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 24, 2011

4