Form 10-Q
period 2011-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2011-04-29
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,467,319 shares
Class	Outstanding March 31, 2011

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	March 31 2011	December 31 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,651,664	$2,648,888
Equity securities available for sale, at fair value	39,179	38,321
Mortgage loans	554,772	559,167
Real estate	121,074	119,909
Policy loans	82,909	84,281
Short-term investments	23,230	15,713
Other investments	4,742	5,009

Total investments	3,477,570	3,471,288

Cash	4,842	5,445
Accrued investment income	39,136	35,742
Deferred acquisition costs	192,475	192,943
Reinsurance receivables	189,343	187,123
Property and equipment	23,374	23,514
Other assets	76,113	78,018
Separate account assets	351,401	339,029

Total assets	$4,354,254	$4,333,102

LIABILITIES
Future policy benefits	$880,311	$884,380
Policyholder account balances	2,068,609	2,065,878
Policy and contract claims	48,058	43,866
Other policyholder funds	147,069	145,560
Other liabilities	177,530	174,917
Separate account liabilities	351,401	339,029

Total liabilities	3,672,978	3,653,630

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,089	41,085
Retained earnings	768,821	767,126
Accumulated other comprehensive income	7,909	7,807
Treasury stock, at cost (2011 - 7,029,361 shares; 2010 - 7,029,575 shares)	(159,664)	(159,667)

Total stockholders’ equity	681,276	679,472

Total liabilities and stockholders’ equity	$4,354,254	$4,333,102

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Income

	Quarter Ended March 31
	2011	2010
	(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$33,625	$34,983
Contract charges	26,234	26,674

Total insurance revenues	59,859	61,657
Investment revenues:
Net investment income	45,391	43,304
Realized investment gains, excluding impairment losses	1,012	1,323
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(269)	(1,591)
Portion of impairment losses recognized in other comprehensive income	58	5

Net impairment losses recognized in earnings	(211)	(1,586)

Total investment revenues	46,192	43,041
Other revenues	2,408	2,384

Total revenues	108,459	107,082

BENEFITS AND EXPENSES
Policyholder benefits	45,274	47,786
Interest credited to policyholder account balances	20,481	21,200
Amortization of deferred acquisition costs	9,584	8,947
Operating expenses	25,865	26,182

Total benefits and expenses	101,204	104,115

Income before income tax expense	7,255	2,967

Income tax expense	2,464	2,004

NET INCOME	$4,791	$963

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$102	$15,756

Other comprehensive income	102	15,756

COMPREHENSIVE INCOME	$4,893	$16,719

Basic and diluted earnings per share:
Net income	$0.42	$0.08

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Quarter Ended March 31, 2011
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,085
Excess of proceeds over cost of treasury stock sold	4

End of period	41,089

RETAINED EARNINGS
Beginning of period	767,126
Net income	4,791
Stockholder dividends of $0.27 per share	(3,096)

End of period	768,821

ACCUMULATED OTHER COMPREHENSIVE INCOME, net of taxes
Beginning of period	7,807
Other comprehensive income	102

End of period	7,909

TREASURY STOCK, at cost
Beginning of period	(159,667)
Cost of 15 shares acquired	-
Cost of 229 shares sold	3

End of period	(159,664)

TOTAL STOCKHOLDERS’ EQUITY	$681,276

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Quarter Ended March 31
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$4,791	$963
Adjustments to reconcile net income to net cash used by operating activities:
Amortization of investment premium	939	394
Depreciation	645	561
Acquisition costs capitalized	(8,743)	(7,725)
Amortization of deferred acquisition costs	9,584	8,947
Realized investment (gains) losses	(801)	263
Changes in assets and liabilities:
Reinsurance receivables	(2,220)	(4,008)
Future policy benefits	(2,962)	4,313
Policyholder account balances	(8,329)	(5,724)
Income taxes payable and deferred	1,577	5,846
Other, net	3,992	(3,888)

Net cash used	(1,527)	(58)

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(78,118)	(108,969)
Equity securities	(1,030)	(475)
Mortgage loans	(15,472)	(6,911)
Real estate	(2,900)	(2,112)
Policy loans	(3,450)	(4,326)
Sales of investments:
Fixed maturity securities	10,143	12,729
Equity securities	201	-
Net sales (purchases) of short-term investments	(7,517)	31,934
Maturities and principal paydowns of investments:
Fixed maturity securities	64,114	65,301
Mortgage loans	19,864	8,004
Policy loans	4,822	5,015
Net disposition of property and equipment	40	113

Net cash provided (used)	(9,303)	303

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Quarter Ended March 31
	2011	2010
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$57,464	$53,728
Withdrawals from policyholder account balances	(46,015)	(52,059)
Net transfers from separate accounts	871	800
Change in other deposits	996	3,340
Cash dividends to stockholders	(3,096)	(3,111)
Net disposition (acquisition) of treasury stock	7	(2,115)

Net cash provided	10,227	583

Increase (decrease) in cash	(603)	828
Cash at beginning of year	5,445	4,981

Cash at end of period	$4,842	$5,809

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and the accompanying notes to these unaudited interim consolidated financial statements of Kansas City Life Insurance Company include the accounts of the consolidated entity (the Company), which primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

The unaudited interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2010 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2011 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies

No significant updates or changes to these policies occurred during the quarter ended March 31, 2011.

For a full discussion of these significant accounting policies, please refer to the Company’s 2010 Form 10-K.

2. New Accounting Pronouncements and Other Regulatory Activity

For a full discussion of new accounting pronouncements and other regulatory activity and their impact of the Company, please refer to the Company’s 2010 Form 10-K.

No new accounting standards, updates of existing standards or other regulatory activity were issued during the quarter ended March 31, 2011 that were pertinent to the Company.

3. Fair Value Measurements

Fair Values Hierarchy

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

The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the primary pricing service. However, if the primary pricing service does not provide a price, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that include discounted cash flows, spread-based models or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

The Company performs an analysis on the prices received from the third-party security pricing service and independent brokers to ensure that the prices represent a reasonable estimate of the fair value. The Company corroborates and validates the primary pricing source through a variety of procedures that include but are not limited to comparison to broker quotes, where possible, alternative third-party pricing services, and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service’s methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy.

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

Fair values of mortgage loans on real estate properties are calculated by discounting contractual cash flows, using discount rates based on current industry pricing or the Company’s estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity, likelihood of prepayment and repricing characteristics.

The Company also has loans made to policyholders. These loans cannot exceed the cash surrender value of the policy. Carrying value of policy loans approximates fair value.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. Fair value for GMWB rider contracts is a Level 3 valuation, as it is based on models which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for volatility, risk and issuer non-performance.

Notes Payable

The Company had no borrowings at March 31, 2011 or December 31, 2010.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$11,473	$116,319	$3,934	$131,726
Federal agencies [1]	-	25,854	-	25,854
Federal agency issued residential mortgage-backed securities [1]	-	131,960	-	131,960

Subtotal	11,473	274,133	3,934	289,540
Corporate obligations:
Industrial	-	407,569	26,180	433,749
Energy	-	161,511	2,230	163,741
Communications and technology	-	195,855	-	195,855
Financial	-	347,494	2,745	350,239
Consumer	-	420,382	24,758	445,140
Public utilities	-	312,907	-	312,907

Subtotal	-	1,845,718	55,913	1,901,631
Corporate private-labeled residential mortgage-backed securities	-	190,691	-	190,691
Municipal securities	-	146,706	5,157	151,863
Other	-	103,028	-	103,028
Redeemable preferred stocks	14,911	-	-	14,911

Fixed maturity securities	26,384	2,560,276	65,004	2,651,664

Equity securities	3,901	34,208	1,070	39,179

Total	$30,285	$2,594,484	$66,074	$2,690,843

Percent of total	1%	96%	3%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,931)	$(2,931)

Total	$-	$-	$(2,931)	$(2,931)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$11,544	$119,624	$3,974	$135,142
Federal agencies [1]	-	26,095	-	26,095
Federal agency issued residential mortgage-backed securities [1]	-	138,056	-	138,056

Subtotal	11,544	283,775	3,974	299,293
Corporate obligations:
Industrial	-	430,283	2,235	432,518
Energy	-	176,220	2,291	178,511
Communications and technology	-	172,946	-	172,946
Financial	-	347,884	2,775	350,659
Consumer	-	408,592	21,912	430,504
Public utilities	-	324,800	-	324,800

Subtotal	-	1,860,725	29,213	1,889,938
Corporate private-labeled residential mortgage-backed securities	-	195,055	-	195,055
Municipal securities	-	146,083	5,748	151,831
Other	-	81,136	16,866	98,002
Redeemable preferred stocks	14,769	-	-	14,769

Fixed maturity securities	26,313	2,566,774	55,801	2,648,888

Equity securities	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,799)	$(2,799)

Total	$-	$-	$(2,799)	$(2,799)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing service	$26,384	$2,513,595	$-	$2,539,979
Priced from independent brokers	-	46,681	-	46,681
Priced from internal matrices and calculations	-	-	65,004	65,004

Subtotal	26,384	2,560,276	65,004	2,651,664

Equity securities available for sale:
Priced from external pricing service	3,901	7,033	-	10,934
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	27,175	1,070	28,245

Subtotal	3,901	34,208	1,070	39,179

Total	$30,285	$2,594,484	$66,074	$2,690,843

Percent of total	1%	96%	3%	100%

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing service	$26,313	$2,537,287	$-	$2,563,600
Priced from independent brokers	-	29,487	-	29,487
Priced from internal matrices and calculations	-	-	55,801	55,801

Subtotal	26,313	2,566,774	55,801	2,648,888

Equity securities available for sale:
Priced from external pricing service	3,871	7,125	-	10,996
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	26,145	1,180	27,325

Subtotal	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 1 assets measured at fair value on a recurring basis for the first quarter ended March 31, 2011 and year ended December 31, 2010 are summarized below. The Company did not have any debt issuances in either period presented.

	Quarter Ended March 31, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$26,313	$3,871	$30,184
Included in earnings	(1)	-	(1)
Included in other comprehensive income	72	30	102
Purchases, sales and other dispositions:
Purchases	-	-	-
Sales	-	-	-
Other dipositions	-	-	-
Transfers into Level 1	-	-	-
Transfers out of Level 1	-	-	-

Ending balance	$26,384	$3,901	$30,285

Net unrealized gains	$72	$30	$102

	Year Ended December 31, 2010
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$23,540	$3,400	$26,940
Included in earnings	(5)	-	(5)
Included in other comprehensive income (loss)	1,335	298	1,633
Purchases and dispositions	145	173	318
Net transfers in	1,298	-	1,298

Ending balance	$26,313	$3,871	$30,184

Net unrealized gains	$1,469	$298	$1,767

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 2 assets measured at fair value on a recurring basis for the first quarter ended March 31, 2011 and year ended December 31, 2010 are summarized below. The Company did not have any debt issuances in either period presented.

	Quarter Ended March 31, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$2,566,774	$33,270	$2,600,044
Included in earnings	598	-	598
Included in other comprehensive income	(314)	(92)	(406)
Purchases, sales and other dispositions:
Purchases	77,324	1,030	78,354
Sales	(1,003)	-	(1,003)
Other dipositions	(70,470)	-	(70,470)
Transfers into Level 2	16,866	-	16,866
Transfers out of Level 2	(29,499)	-	(29,499)

Ending balance	$2,560,276	$34,208	$2,594,484

Net unrealized gains (losses)	$133	$(92)	$41

	Year Ended December 31, 2010
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$2,393,258	$32,439	$2,425,697
Included in earnings	254	2	256
Included in other comprehensive income (loss)	107,131	116	107,247
Purchases and dispositions	72,999	713	73,712
Net transfers out	(6,868)	-	(6,868)

Ending balance	$2,566,774	$33,270	$2,600,044

Net unrealized gains	$103,635	$189	$103,824

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2011 and year ended December 31, 2010 are summarized below:

	Quarter Ended March 31, 2011
	Assets			Liabilities
	Fixed maturities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	(10)	91	81	(211)
Included in other comprehensive income	(720)	(1)	(721)	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	1
Sales	-	-	-	-
Other dipositions	(2,700)	(200)	(2,900)	78
Transfers into Level 3	29,499	-	29,499	-
Transfers out of Level 3	(16,866)	-	(16,866)	-

Ending balance	$65,004	$1,070	$66,074	$(2,931)

Net unrealized gains (losses)	$(720)	$52	$(668)

	Year Ended December 31, 2010
	Assets			Liabilities
	Fixed maturities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$52,474	$1,037	$53,511	$(1,642)
Included in earnings	(4)	-	(4)	(1,217)
Included in other comprehensive income (loss)	920	143	1,063	-
Purchases and dispositions	(3,159)	-	(3,159)	60
Net transfers in	5,570	-	5,570	-

Ending balance	$55,801	$1,180	$56,981	$(2,799)

Net unrealized gains	$922	$143	$1,065

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below is a summary of fair value estimates as of March 31, 2010 and December 31, 2010 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturities available for sale	$2,651,664	$2,651,664	$2,648,888	$2,648,888
Equity securities available for sale	39,179	39,179	38,321	38,321
Mortgage loans	554,772	592,445	559,167	593,418
Policy loans	82,909	82,909	84,281	84,281
Cash and short-term investments	28,072	28,072	21,158	21,158
Separate account assets	351,401	351,401	339,029	339,029

Liabilities:
Individual and group annuities	1,045,183	1,024,528	1,037,331	1,017,135
Supplementary contracts without life contingencies	57,432	55,801	58,012	56,514
Separate account liabilities	351,401	351,401	339,029	339,029

4. Investments

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale as of March 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$77,577	$79,301
Due after one year through five years	586,412	619,851
Due after five years through ten years	944,382	1,004,026
Due after ten years	506,372	512,580
Securities with variable principal payments	414,855	420,995
Redeemable preferred stocks	14,866	14,911

	$2,544,464	$2,651,664

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses by asset class for the first quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31
	2011	2010
Gross gains resulting from:
Sales of investment securities	$311	$1,003
Investment securities called and other	863	298

Total gross gains	1,174	1,301

Gross losses resulting from:
Investment securities called and other	(54)	(88)
Mortgage loans	(3)	-

Total gross losses	(57)	(88)
Amortization of DAC and VOBA	(105)	110

Net realized investment gains, exluding impairment losses	1,012	1,323

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(269)	(1,591)
Portion of loss recognized in other comprehensive income	58	5

Net impairment losses recognized in earnings	(211)	(1,586)

Realized investment gains (losses)	$801	$(263)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class at March 31, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$126,178	$5,945	$397	$131,726
Federal agencies [1]	24,127	1,727	-	25,854
Federal agency issued residential mortgage-backed securities [1]	122,853	9,111	4	131,960

Subtotal	273,158	16,783	401	289,540
Corporate obligations:
Industrial	411,501	25,175	2,927	433,749
Energy	149,925	14,022	206	163,741
Communications and technology	187,562	9,025	732	195,855
Financial	338,326	15,201	3,288	350,239
Consumer	420,372	27,372	2,604	445,140
Public utilities	291,171	24,650	2,914	312,907

Subtotal	1,798,857	115,445	12,671	1,901,631
Corporate private-labeled residential mortgage-backed securities	198,601	2,030	9,940	190,691
Municipal securities	152,645	1,566	2,348	151,863
Other	106,337	5,146	8,455	103,028
Redeemable preferred stocks	14,866	360	315	14,911

Fixed maturity securities	2,544,464	141,330	34,130	2,651,664
Equity securities	37,214	2,081	116	39,179

Total	$2,581,678	$143,411	$34,246	$2,690,843

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class as of December 31, 2010.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$128,280	$7,180	$318	$135,142
Federal agencies [1]	24,144	1,951	-	26,095
Federal agency issued residential mortgage-backed securities [1]	128,318	9,740	2	138,056

Subtotal	280,742	18,871	320	299,293
Corporate obligations:
Industrial	409,193	26,255	2,930	432,518
Energy	163,237	15,498	224	178,511
Communications and technology	164,499	9,243	796	172,946
Financial	341,520	14,161	5,022	350,659
Consumer	404,152	28,725	2,373	430,504
Public utilities	298,626	27,640	1,466	324,800

Subtotal	1,781,227	121,522	12,811	1,889,938
Corporate private-labeled residential mortgage-backed securities	209,529	2,352	16,826	195,055
Municipal securities	153,813	1,319	3,301	151,831
Other	100,548	5,193	7,739	98,002
Redeemable preferred stocks	14,866	343	440	14,769

Fixed maturity securities	2,540,725	149,600	41,437	2,648,888
Equity securities	36,293	2,165	137	38,321

Total	$2,577,018	$151,765	$41,574	$2,687,209

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity securities, excluding maturities and calls, for the quarters ended March 31.

	2011	2010
Proceeds	$10,143	$12,729
Gross realized gains	311	1,004
Gross realized losses	-	-

Unrealized Losses on Investments

The Company reviews all security investments, with particular attention given to those having unrealized losses. Further, the Company specifically assesses all investments with greater than 10% declines in fair value below amortized cost and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered are described in the Valuation of Investments section of Note 1 – Nature of Operations and Significant Accounting Policies of the Company’s 2010 Form 10-K.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit. These risks and uncertainties are described in the Valuation of Investments Section of Note 1 of the Company’s 2010 Form 10-K.

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

The Company has exposure to the municipal bond market. The Company’s investments in municipal bonds present unique considerations in evaluating other-than-temporary impairments. Judgments regarding whether a municipal debt security is other-than-temporarily impaired include analyzing a number of rather unique characteristics pertaining to the issuer. Municipalities possess unique powers, along with special legal standing and protections. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt and the ability to shift spending to other authorities. In addition, state governments often provide secondary support to local governments in times of financial stress and the federal government has also provided assistance to state governments.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted future cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant. If the present value of the projected expected future cash flows are determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 13 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of March 31, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security, this amount is recognized as a realized loss in the Company’s Consolidated Statements of Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of March 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$9,669	$366	$2,194	$31	$11,863	$397
Federal agency issued residential mortgage-backed securities [1]	393	3	281	1	674	4

Subtotal	10,062	369	2,475	32	12,537	401
Corporate obligations:
Industrial	82,502	2,780	2,977	147	85,479	2,927
Energy	6,674	206	-	-	6,674	206
Communications and technology	49,644	732	-	-	49,644	732
Financial	25,137	504	34,373	2,784	59,510	3,288
Consumer	77,843	1,716	7,085	888	84,928	2,604
Public utilities	21,935	1,850	10,931	1,064	32,866	2,914

Total corporate obligations	263,735	7,788	55,366	4,883	319,101	12,671
Corporate private-labeled residential mortgage-backed securities	17,839	218	98,371	9,722	116,210	9,940
Municipal securities	66,816	1,883	7,425	465	74,241	2,348
Other	5,424	137	52,385	8,318	57,809	8,455
Redeemable preferred stocks	625	1	4,450	314	5,075	315

Fixed maturity securities	364,501	10,396	220,472	23,734	584,973	34,130

Equity securities	-	-	2,055	116	2,055	116

Total	$364,501	$10,396	$222,527	$23,850	$587,028	$34,246

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $23.9 million at March 31, 2011, a decrease from $31.2 million at December 31, 2010. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $7.1 million during the first quarter of 2011.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At March 31, 2011, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	124 security issues representing 71% of the issues with unrealized losses, including 95% being rated as investment grade, were below cost for less than one year;
•	14 security issues representing 8% of the issues with unrealized losses, including 57% being rated as investment grade, were below cost for one year or more and less than three years; and
•	37 security issues representing 21% of the issues with unrealized losses, including 57% being rated as investment grade, were below cost for three years or more.

At December 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	130 security issues representing 69% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	18 security issues representing 10% of the issues with unrealized losses, including 56% being rated as investment grade, were below cost for one year or more and less than three years; and
•	39 security issues representing 21% of the issues with unrealized losses, including 49% being rated as investment grade, were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of March 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2011
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$-
Due after one year through five years	65,704	1,335
Due after five years through ten years	203,456	7,224
Due after ten years	193,821	15,312

Total	463,009	23,871
Securities with variable principal payments	116,889	9,944
Redeemable preferred stocks	5,075	315

Total	$584,973	$34,130

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income as of March 31, 2011.

Credit losses on securities held at beginning of period in accumulated other comprehensive income	$11,567
Additions for credit losses not previously recognized in other-than-temporary impairment	-
Additions for increases in the credit loss for which an other-than-temporary impairment previously was recognized and there was no intent to sell the security before recovery of its amortized cost basis	211
Reductions for securities sold during the period (realized)	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)

Credit losses on securities held at the end of period in accumulated other comprehensive income	$11,774

Mortgage Loans

The Company invests on an ongoing basis in commercial mortgage loans that are secured by real estate. The Company had 16% of its invested assets in commercial mortgage loans as of March 31, 2011 and December 31, 2010. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 13 new loans to the portfolio during the first three months of 2011, and 100% of these loans had some amount of recourse requirement. The average loan to value ratio for the overall portfolio was 48% and 49% at March 31, 2011 and December 31, 2010, respectively, based upon the underwriting and appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table summarizes the amount of mortgage loans held by the Company at March 31, 2011, segregated by year of origination.

	Carrying Amount	% of Total
Prior to 2002	$46,827	9%
2003	46,228	8%
2004	38,474	7%
2005	61,333	11%
2006	49,308	9%
2007	40,618	7%
2008	45,583	8%
2009	56,389	10%
2010	153,468	28%
2011	19,954	4%
Allowance for loss	(3,410)	(1%	)

Total	$554,772	100%

The tables below identify mortgage loans by geographic location and property type as of March 31, 2011 and December 31, 2010.

	March 31	December 31
	2011	2010
	Carrying	Carrying
	Amount	Amount
Geographic region:
Pacific	$130,661	$134,892
West north central	125,711	122,228
West south central	108,516	106,093
Mountain	71,807	72,871
South atlantic	49,563	50,454
East north central	26,719	30,905
Middle atlantic	22,642	22,975
East south central	22,563	22,159
Allowance for loss	(3,410)	(3,410)

Total	$554,772	$559,167

Property type:
Industrial	$253,701	$263,621
Office	226,390	227,772
Medical	35,961	35,223
Other	42,130	35,961
Allowance for loss	(3,410)	(3,410)

Total	$554,772	$559,167

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the concentration of mortgage loans by state greater than 5% as of March 31, 2011 and December 31, 2010.

	March 31			December 31
	2011			2010
	Carrying	%		Carrying	%
	Amount	of Total		Amount	of Total
California	$112,134	20%		$115,766	21%
Texas	87,576	16%		81,903	15%
Minnesota	55,808	10%		56,537	10%
Florida	28,430	5%		28,770	5%
All others	274,234	50%		279,601	50%
Allowance for loss	(3,410)	(1%	)	(3,410)	(1%	)

Total	$554,772	100%		$559,167	100%

The table below identifies the carrying amount of mortgage loans by maturity as of March 31, 2011.

March 31 2011
Mortgage loans by maturity:
Due in one year or less	$24,692
Due after one year through five years	170,178
Due after five years through ten years	226,665
Due after ten years	136,647
Allowance for loss	(3,410)

Total	$554,772

The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company’s underwriting and pricing parameters. The Company refinanced loans with outstanding balances of $7.8 million and $0.7 million during the first quarters of 2011 and 2010, respectively.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. The Company had commitments to originate mortgage loans of $14.4 million at March 31, 2011 with fixed interest rates ranging from 5.00% to 6.625%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company may retain the commitment fee.

In December 2009, a construction-to-permanent loan in the amount of $16.0 million was executed. In the second quarter of 2010, the Company issued a second construction-to-permanent loan in the amount of $1.8 million. At March 31, 2011, $15.9 million had been disbursed for the two construction loans, with an unfunded amount of $1.9 million. Both projects are scheduled for completion of construction by mid-2011. In addition, during the first quarter of 2011, the Company issued a third construction-to-permanent loan in the amount of $2.8 million. Upon completion of construction and fulfillment of occupancy requirements, the loans will convert to long-term, fixed rate permanent loans.

5. Financing Receivables

The Company has financing receivables as defined in Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”

The Company has several categories of receivables, not all of which meet the definition of a financing receivable as defined under the guidance. The Company has both long-term receivables and short-term receivables which might otherwise meet the definition, except that short-term receivables are specifically excluded under the guidance. To qualify as a financing receivable, a receivable must have both a specific maturity date, either on demand or on a fixed or determinable date, and it must be recognized as an asset in the Company’s statement of financial position. In addition, certain investments in mortgage loans and policy loans were evaluated to determine whether they meet the definition of a financing receivable.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below identifies the Company’s financing receivables by classification amount as of March 31, 2011 and December 31, 2010.

	March 31	December 31
	2011	2010
Receivables:
Agent receivables, net (allowance $1,303; $644 - 2010)	$2,430	$2,677
Investment-related financing receivables:
Mortgage loans, net (allowance $3,410; $3,410 - 2010)	554,772	559,167

Total financing receivables	$557,202	$561,844

Agent Receivables

The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These receivables are long-term in nature, are trade receivables with the Company’s sales force, contain specifically agreed contracts and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.7 million at March 31, 2011 and the Company maintained an allowance for doubtful accounts totaling $1.3 million. Gross agent receivables totaled $3.3 million with an allowance for doubtful accounts of $0.6 million at December 31, 2010. The Company has two types of agent receivables included in this category as follows:

•

Agent specific loans. At March 31, 2011, these loans totaled $0.2 million with a minimal allowance for doubtful accounts. At December 31, 2010, agent specific loans totaled $0.3 million and also had a minimal allowance for doubtful accounts.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $3.5 million, and the Company maintained an allowance for doubtful accounts of $1.3 million at March 31, 2011. Gross agent receivables totaled $3.0 million and the allowance for doubtful accounts was $0.6 million at December 31, 2010.

Mortgage Loans

The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, net of allowance for potential future losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.

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

Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property-type in a table in this section. In addition, geographic distributions for both regional and significant state concentrations are also presented. These measures are also supplemented with various other analytics to provide additional information concerning mortgage loans and management’s assessment of financing receivables.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents an aging schedule for delinquent payments for both principal and interest as of March 31, 2011 and December 31, 2010, by class.

		Amount of Payments Past Due
March 31, 2011	Carrying Value	30-59 Days	60-89 Days	90+ Days	Total
Industrial	$-	$-	$-	$-	$-
Medical	-	-	-	-	-
Office	2,187	22	-	-	22
Other	-	-	-	-	-

Total	$2,187	$22	$-	$-	$22

December 31, 2010
Industrial	$1,187	$11	$-	$-	$11
Medical	-	-	-	-	-
Office	2,219	22	-	-	22
Other	-	-	-	-	-

Total	$3,406	$33	$-	$-	$33

As of March 31, 2011, there was one mortgage loan that was 30 days past due. Subsequently, payment was received and the loan was brought current in April 2011.

The allowance for losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. A loan is considered impaired if it is probable that contractual amounts due will not be collected.

The Company monitors and evaluates the allowance for losses on mortgage loans using a process that includes many factors, as detailed in the Financial Receivable – Mortgage Loans section of Note 3 – Investments of the Company’s 2010 Form 10-K.

These categories are generally monitored on an individual and aggregate basis to determine that the appropriate level of allowance for losses on mortgage loans is maintained. The Company’s allowance for losses on mortgage loans was $3.4 million at March 31, 2011. Generally, the Company establishes the allowance for losses on mortgage loans using the collectively evaluated impairment methodology. The Company has not acquired any mortgage loans with deteriorated credit quality.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments on loans. These risks include but are not limited to:

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

To the extent the Company’s review and valuation determines a mortgage loan is impaired, that amount is charged to the allowance for losses on mortgage loans and the loan balance is reduced. In the event the property is foreclosed upon, the carrying value is written down to the lesser of the current fair value less costs to sell, or book value of the property with a charge to the allowance for losses on mortgage loans and a corresponding reduction to the mortgage loan asset.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Over the past three years, the Company has had one mortgage loan default, which occurred in the fourth quarter of 2010. The Company completed the foreclosure on this loan in the fourth quarter of 2010 with no impairment recorded due to the fair value of the property being greater than its book value. Based in part on the above factors, the Company has determined that it does not have any impairments in its portfolio. The Company had no loans that were restructured or modified in 2011.

The following table details the activity of the collectively evaluated allowance for losses on mortgage loans as of March 31, 2011 and December 31, 2010.

	March	December
	2011	2010
Beginning of year	$3,410	$3,410
Additions	-	-
Deductions	-	-

End of period	$3,410	$3,410

6. Variable Interest Entities

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

Investments in the affordable housing real estate and real estate joint ventures are interests that will absorb portions of the VIE’s expected losses or receive portions of expected residual returns of the VIE’s net assets exclusive of variable interests. The Company makes an initial assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE’s economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and the right to receive economic rewards of the entity; and the extent to which the Company shares in the VIE’s expected losses and residual returns.

Most of the Company’s investment interests in VIEs not in the form of a fixed-rate senior mortgage debt investment are recorded using the equity method, with cash distributions from the VIE and cash contributions to the VIE recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. Fixed-rate senior mortgage debt investments secured by properties controlled by VIEs are classified as commercial mortgages, and income received from such investments is recorded as investment income in the Consolidated Statements of Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which have not been consolidated at March 31, 2011 and December 31, 2010. The table includes investments in eleven real estate joint ventures and 28 affordable housing real estate joint ventures as of March 31, 2011 and investments in ten real estate joint ventures and 28 affordable housing real estate joint ventures as of December 31, 2010.

	March 31		December 31
	2011		2010
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Real estate joint ventures	$35,350	$35,350	$35,089	$35,089
Affordable housing real estate joint ventures	21,488	63,408	21,129	63,444

Total	$56,838	$98,758	$56,218	$98,533

The maximum exposure to loss relating to the real estate joint ventures and affordable housing real estate joint ventures, as shown in the table above, is equal to the carrying amounts plus any unfunded equity commitments, exposure to potential recapture of tax credits, guarantees of debt or other obligations of the VIE with recourse to the Company. Unfunded equity and loan commitments typically require financial or operating performance by other parties and have not yet become due or payable but which may become due in the future. As of March 31, 2011 and December 31, 2010, the Company had $8.1 million and $9.2 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions and operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures as of March 31, 2011 and December 31, 2010 includes $12.7 million and $12.0 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

7. Comprehensive Income

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below provides information about comprehensive income for the first quarters ended March 31, 2011 and 2010.

	Quarter Ended
	March 31
	2011	2010
Net unrealized gains (losses) arising during the year	$(118)	$39,807
Less:
Net realized investment gains (losses), excluding impairment losses	1,120	1,213
Other-than-temporary impairment losses recognized in earnings	(269)	(1,591)
Other-than-temporary impairment losses recognized in other comprehensive income	58	5

Net unrealized gains (losses) excluding impairment losses	(1,027)	40,180
Effect on DAC and VOBA	67	(14,059)
Policyholder account balances	1,117	(1,881)
Deferred income taxes	(55)	(8,484)

Other comprehensive income	102	15,756
Net income	4,791	963

Comprehensive income	$4,893	$16,719

The following table provides accumulated balances related to each component of accumulated other comprehensive income at March 31, 2011.

	Net Unrealized Gain (Loss) on Non-Impaired Securities	Net Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$122,424	$(12,231)	$(55,980)	$(35,538)	$(7,430)	$(3,438)	$7,807
Other comprehensive income (loss)	(6,201)	5,174	-	67	1,117	(55)	102

End of period	$116,223	$(7,057)	$(55,980)	$(35,471)	$(6,313)	$(3,493)	$7,909

8. Notes Payable

The Company had no notes payable at March 31, 2011 or December 31, 2010.

As a member of the FHLB with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in both the first quarter of 2011 and 2010.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2011. The Company anticipates renewing these lines as they come due.

9. Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average numbers of shares outstanding were 11,467,208 and 11,526,435 for the quarters ended March 31, 2011 and 2010, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

10. Income Taxes

The first quarter income tax expense was $2.5 million or 34% of income before tax for 2011, versus $2.0 million or 68% of income before tax for the prior year period.

The effective income tax rate in 2011 was less than the prevailing corporate federal income tax rate of 35% primarily due to permanent differences, including the dividends-received deduction, which resulted in a tax benefit of approximately 2% of income before tax. Partially offsetting the benefit from the permanent differences was a tax expense of approximately 1% of income before tax related to affordable housing investments.

The effective income tax rate in 2010 exceeded the prevailing corporate federal income tax rate of 35% primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $1.1 million or 38% of income before tax and relates primarily to tax credit recapture events. Permanent differences, primarily from the dividends-received deduction, partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

At March 31, 2011, the Company had a $0.6 million current tax liability and a $53.3 million deferred tax liability compared to a $0.2 million current tax liability and a $53.3 million deferred tax liability at December 31, 2010.

11. Segment Information

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group segment consists of sales of group life, dental, vision and long-term and short-term disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. The Old American segment consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.

Separate investment portfolios are maintained for each of the three life insurance companies. However, investment assets and income are allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities. Most home office functions are fully integrated for all segments in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
Insurance revenues:
First quarter:	2011	$30,732	$12,554	$16,708	$(135)	$59,859
	2010	$33,528	$12,248	$16,012	$(131)	$61,657
Net investment income:
First quarter:	2011	$42,113	$145	$3,133	$-	$45,391
	2010	$40,095	$151	$3,058	$-	$43,304
Net income (loss):
First quarter:	2011	$6,105	$(400)	$(914)	$-	$4,791
	2010	$1,900	$(534)	$(403)	$-	$963

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

12. Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the first quarters ended March 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31		March 31
	2011	2010	2011	2010
Service cost	$-	$473	$161	$204
Interest cost	1,871	1,819	387	458
Expected return on plan assets	(2,342)	(2,159)	(9)	(11)
Amortization of:
Unrecognized actuarial gain (loss)	896	1,034	4	(59)
Unrecognized prior service cost	-	(142)	(68)	(57)

Net periodic benefit cost	$425	$1,025	$475	$535

13. Share-Based Payment

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

No payments were made under this plan during quarters ended March 31, 2011 and 2010.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. Accruals of share-based compensation as operating expense in each of the first quarters of 2011 and 2010 were $0.1 million, net of tax.

14. Separate Accounts

Separate account assets and liabilities arise from the sale of variable universal life insurance and variable annuity products. The separate account represents funds segregated for the benefit of certain policyholders who assume the investment risk. The assets are legally segregated and are not subject to claims which may arise from any other business of the Company. The separate account assets and liabilities, which are equal, are recorded at fair value based upon net asset value (NAV). Policyholder account deposits and withdrawals, investment income and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Income. Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees and mortality and risk charges.

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $84.7 million at March 31, 2011 (December 31, 2010 - $80.3 million) and the guarantee liability was ($2.9) million at March 31, 2011 (December 31, 2010 - ($2.8) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at March 31, 2011 was $0.2 million (December 31, 2010 - $0.3 million).

15. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2011, the Company had purchase commitments to fund mortgage loans and other investments of $22.9 million and sales of real estate investments for $0.4 million. At March 31, 2011 the Company also had commitments to fund three construction-to-permanent loans of $4.8 million that are subject to the borrower’s performance.

Subsequent to March 31, 2011, the Company entered into commitments to fund additional mortgage loans of $1.2 million. The Company has funded $0.5 million of the commitments on the construction-to-permanent loans that were outstanding at March 31, 2011 as well as funded $0.2 million of the affordable housing purchases.

16. Contingent Liabilities

The life insurance industry, including the Company, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of policyholders and other claims and legal actions in jurisdictions where juries often award punitive damages, which may be grossly disproportionate to actual damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability of these claims and actions, if any, would not have a material effect on the Company’s business, results of operations or financial position.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

18. Subsequent Events

On April 25, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid May 11, 2011 to stockholders of record as of May 5, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the quarters ended March 31, 2011 and 2010 and the financial condition of the Company as of March 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2010 Form 10-K.

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

Old American focuses on selling final expense life insurance products to the senior market. Old American markets its products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office but it operates and maintains a separate marketing function and independent field force. Old American operates in 47 states and the District of Columbia.

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

The Company earns revenues primarily from premiums received from the sale of life, immediate annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets. Revenues from the sale of traditional life insurance, immediate annuity products and accident and health products are reported as premium income for financial statement purposes. Considerations for supplementary contracts with life contingencies are reported as part of other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities and supplementary contracts without life contingencies, are not reported as premium revenues. These are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Consolidated Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

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

The Company generates cash largely through premiums collected from the sale of insurance products, deposits through the sale of universal life-type and deposit-type products and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business. In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.

General economic conditions may affect future results. Interim results are not indicative of results for the entire year and should be read in conjunction with the Company’s 2010 Form 10-K. Market fluctuations, often extreme in nature, in recent periods have significantly impacted the financial markets and the Company’s investments and revenues. The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions have improved in the most recent reporting periods, but the improvements have been uneven and the stressed economic and market environment may persist into the future. The Company is broadly diversified and has high quality investments, as 94% of all fixed maturity securities were rated by national rating organizations as investment grade at March 31, 2011.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results as filed in the Company’s 2010 Form 10-K.

Consolidated Results of Operations

Summary of Results

The Company’s net income in the first quarter of 2011 was $4.8 million, an increase of $3.8 million from the same quarter in the prior year. Net income per share was $0.42 per share versus $0.08 per share in the first quarter of 2010. The increase in net income for the first quarter of 2011 reflected increases in life and accident and health premiums and net investment income, along with decreases in benefit and contract reserves and operating expenses. In addition, net realized investment gains increased, as the Company experienced a net realized investment gain in the first quarter of 2011, compared to a net realized investment loss in the first quarter of 2010. Partially offsetting these favorable items was a decrease in immediate annuity premiums and an increase in death benefits, net of reinsurance.

Sales

The Company measures sales in terms of new premiums and deposits. Sales of traditional life insurance, immediate annuities and accident and health products are reported as premium income for financial statement purposes. Deposits received from the sale of interest sensitive products, including universal life insurance, fixed deferred annuities, variable universal life, variable annuities and supplementary contracts without life contingencies are reflected as deposits in the Consolidated Statements of Cash Flows.

The Company’s marketing plan for individual products focuses on providing financial security with respect to life insurance, accumulation and retirement income needs. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company has placed an emphasis on training and direct support to the field force. The Company selectively utilizes third-party marketing arrangements to enhance its sales objectives. This allows the Company flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities when they occur.

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

The following table presents gross premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2011 and 2010. New premiums are also detailed by product.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$4,411	12	$3,934	20
Immediate annuities	2,709	(50)	5,386	24
Group life insurance	494	(21)	629	39
Group accident and health insurance	3,624	9	3,327	39

Total new premiums	11,238	(15)	13,276	27
Renewal premiums	35,446	2	34,653	(4)

Total premiums	46,684	(3)	47,929	3
Reinsurance ceded	(13,059)	1	(12,946)	3

Premiums, net	$33,625	(4)	$34,983	3

Consolidated total premiums decreased $1.2 million or 3% in the first quarter of 2011 versus the same period in the prior year, as total new premiums decreased $2.0 million or 15% and total renewal premiums increased $0.8 million or 2%. The decrease in total new premiums was due to a $2.7 million or 50% decrease in immediate annuities. This decrease was largely the result of elevated sales of this product in 2010 due to the demand of guaranteed benefits by consumers at that time. New individual life insurance premiums increased $0.5 million or 12%, primarily reflecting a 16% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment primarily reflects expanded distribution and greater field force productivity. New group accident and health premiums increased $0.3 million or 9%, primarily due to increased sales of short-term disability products. The group segment has expanded the use of a third-party marketing organization, specifically in the short-term disability market, which has resulted in increased new sales of this product. The increase in renewal premiums was largely due to a $0.4 million or 4% increase in group accident and health premiums, largely in the short-term disability product line, and a $0.3 million increase in immediate annuity premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$2,812	(18)	$3,436	88
Variable universal life insurance	225	(7)	241	(40)
Fixed deferred annuities	14,892	35	11,008	(28)
Variable annuities	3,837	(35)	5,923	107

Total new deposits	21,766	6	20,608	1
Renewal deposits	35,698	8	33,120	(1)

Total deposits	$57,464	7	$53,728	-

Total new deposits increased $1.2 million or 6% in the first quarter of 2011 compared with the first quarter of 2010. This increase was due to a $3.9 million or 35% increase in new fixed deferred annuity deposits. Partially offsetting this increase, new variable annuity deposits decreased $2.1 million or 35%, new universal life insurance deposits declined $0.6 million or 18% and new variable universal life deposits decreased less than $0.1 million. The increase in new fixed deferred annuity deposits can be attributed to the availability of a new rider offered by the Company, which added to sales during the first quarter of 2011. Total renewal deposits increased $2.6 million or 8% in the first quarter of 2011 versus last year. Fixed deferred annuity renewal deposits increased $1.9 million or 29% and renewal variable annuity deposits increased $0.9 million or 41%. Partially offsetting these improvements was a decline in renewal variable universal life deposits.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the first quarter of 2011, total insurance revenues decreased $1.8 million or 3%, reflecting a $1.4 million or 4% decrease in net premiums and a $0.4 million or 2% decrease in contract charges. Total life premiums increased $0.6 million or 2% and total accident and health premiums increased $0.6 million or 5% compared with last year. Offsetting these increases, total immediate annuity premiums decreased $2.4 million or 45%. Total group accident and health premiums increased 6% compared to last year and total group life premiums decreased 2%. Total individual life premiums increased 4% in the Old American segment but were flat in the Individual Insurance segment.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges. Certain contract charges for universal life, deposit or investment products, are not recognized in income immediately but are deferred and are amortized into income in proportion to the expected future gross profits of the business, in a manner similar to DAC. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Total contract charges on all blocks of business decreased $0.4 million or 2% in the first quarter of 2011 compared to the first quarter of 2010. The results in 2011 reflected a decrease in cost of insurance charges, largely due to the runoff of closed blocks and a decrease in surrender charges, largely resulting from lower surrenders of variable universal life products. These were partially offset by an increase in deferred revenue, largely reflecting increased deferred revenues on a growing block of selected universal life products. Included in the total are blocks of policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales and has the intent of servicing to achieve long-term purchased profit streams. Total contract charges on these closed blocks equaled 35% of total consolidated contract charges in the first quarter of 2011, compared to 36% in the first quarter of 2010. Total contract charges on closed blocks declined 4% in the first quarter of 2011 compared to the first quarter of 2010, while total contract charges on open, or ongoing, blocks of business were flat.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded increased $0.1 million or 1% in the first quarter as compared to the same period in 2010. Reinsurance ceded for the Individual Insurance segment decreased 1% in the first quarter. The Group segment experienced a 14% increase in reinsurance ceded, largely due to increased disability sales from a third-party arrangement where the risk is 100% reinsured. Reinsurance ceded for the Old American segment declined 9% in the first quarter of 2011, reflecting the continued runoff of a large closed block of reinsured business.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans. Gross investment income increased $2.4 million or 5% in the first quarter of 2011, compared with the same period in 2010. This overall improvement resulted from both an increase in average invested assets and higher yields earned on certain investments.

Fixed maturity securities provided a majority of the Company’s investment income during the quarter ended March 31, 2011. Income on these investments was essentially flat compared to the first quarter of 2010 as an increase in average assets was offset by a decline in yields earned.

Investment income from mortgage loans increased $1.5 million or 20% in the first quarter of 2011 compared to the same period in 2010. This improvement was largely the result of higher mortgage loan portfolio holdings in 2011 compared to 2010, as the Company significantly increased the mortgage loan balance through substantial purchases made during the second half of 2010.

In addition, the market value improved on an alternative investment fund, which resulted in an increase of investment income of $0.6 million in the first quarter of 2011 compared to the first quarter of 2010.

Net investment income is stated net of investment expenses. Investment expenses increased $0.3 million or 12% in the first quarter of 2011 compared to the same period in 2010. This variance can largely be attributed to increased real estate investment expenses from improvements in real estate properties and increased depreciation as more properties are completed and readied for market.

The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31
	2011	2010
Gross gains resulting from:
Sales of investment securities	$311	$1,003
Investment securities called and other	863	298

Total gross gains	1,174	1,301

Gross losses resulting from:
Investment securities called and other	(54)	(88)
Mortgage loans	(3)	-

Total gross losses	(57)	(88)
Amortization of DAC and VOBA	(105)	110

Net realized investment gains, excluding impairment losses	1,012	1,323

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(269)	(1,591)
Portion of loss recognized in other comprehensive income	58	5

Net impairment losses recognized in earnings	(211)	(1,586)

Realized investment gains (losses)	$801	$(263)

The Company recorded a net realized investment gain of $0.8 million in the first quarter of 2011, compared with a $0.3 million net realized investment loss in the first quarter of 2010. During the first quarter of 2011, investment losses of $0.2 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. These were offset by $0.3 million in gains from the sale of investment securities and $0.9 million in gains from investment securities called and other. In the above table, investment securities called and other includes, but is not limited to, principal paydowns and sinking funds.

The Company’s analysis of securities for the quarter ended March 31, 2011 resulted in the determination that four fixed-maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million due to credit impairments. These four securities accounted for all of the other-than-temporary impairments in the first quarter of 2011. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.3 million in the first quarter of 2011, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $32.3 million.

The following table summarizes securities with other-than-temporary impairments recognized in earnings by business segment during the first quarters of 2011 and 2010 by asset class:

Quarter Ended March 31 2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188
Old American	23

Total	211

Segment detail:
Individual Insurance	188
Old American	23

Consolidated total	$211

Quarter Ended March 31 2010
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$737
Old American	109
Other:
Individual Insurance	740
Old American	-

Total	1,586

Segment detail:
Individual Insurance	1,477
Old American	109

Consolidated total	$1,586

The following table provides detail regarding four individual investment securities that were written down through earnings during the first quarter of 2011 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Other - 4 securities	188	23	211

Total	$188	$23	$211

The following table provides detail regarding eight individual investment securities that were written down through earnings during the first quarter of 2010 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Other - 8 securities	1,477	109	1,586

Total	$1,477	$109	$1,586

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

The Company’s ability to manage these risks is essential to the success of the organization. In particular, the Company devotes considerable resources to the credit analysis of each new investment and the ongoing credit positions. The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Credit risk is managed primarily through industry, issuer, and structure diversification.

The following table provides information regarding fixed maturity and equity securities by asset class as of March 31, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$131,726	5%	$119,863	$5,945	$11,863	$397
Federal agencies [1]	25,854	1%	25,854	1,727	-	-
Federal agency issued residential mortgage-backed securities [1]	131,960	5%	131,286	9,111	674	4

Subtotal	289,540	11%	277,003	16,783	12,537	401
Corporate obligations:
Industrial	433,749	16%	348,270	25,175	85,479	2,927
Energy	163,741	6%	157,067	14,022	6,674	206
Communications and technology	195,855	7%	146,211	9,025	49,644	732
Financial	350,239	13%	290,729	15,201	59,510	3,288
Consumer	445,140	16%	360,212	27,372	84,928	2,604
Public utilities	312,907	12%	280,041	24,650	32,866	2,914

Subtotal	1,901,631	70%	1,582,530	115,445	319,101	12,671
Corporate private-labeled residential mortgage-backed securities	190,691	7%	74,481	2,030	116,210	9,940
Municipal securities	151,863	6%	77,622	1,566	74,241	2,348
Other	103,028	4%	45,219	5,146	57,809	8,455
Redeemable preferred stocks	14,911	1%	9,836	360	5,075	315

Fixed maturity securities	2,651,664	99%	2,066,691	141,330	584,973	34,130
Equity securities	39,179	1%	37,124	2,081	2,055	116

Total	$2,690,843	100%	$2,103,815	$143,411	$587,028	$34,246

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class as of December 31, 2010.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$135,142	5%	$125,273	$7,180	$9,869	$318
Federal agencies [1]	26,095	1%	26,095	1,951	-	-
Federal agency issued residential mortgage-backed securities [1]	138,056	5%	137,759	9,740	297	2

Subtotal	299,293	11%	289,127	18,871	10,166	320
Corporate obligations:
Industrial	432,518	16%	352,700	26,255	79,818	2,930
Energy	178,511	7%	170,663	15,498	7,848	224
Communications and technology	172,946	6%	134,184	9,243	38,762	796
Financial	350,659	13%	261,745	14,161	88,914	5,022
Consumer	430,504	16%	347,883	28,725	82,621	2,373
Public utilities	324,800	12%	296,241	27,640	28,559	1,466

Subtotal	1,889,938	70%	1,563,416	121,522	326,522	12,811
Corporate private-labeled residential mortgage-backed securities	195,055	7%	98,474	2,352	96,581	16,826
Municipal securities	151,831	6%	62,887	1,319	88,944	3,301
Other	98,002	4%	38,135	5,194	59,867	7,739
Redeemable preferred stocks	14,769	1%	9,818	342	4,951	440

Fixed maturity securities	2,648,888	99%	2,061,857	149,600	587,031	41,437
Equity securities	38,321	1%	36,287	2,165	2,034	137

Total	$2,687,209	100%	$2,098,144	$151,765	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2010, the Company had $41.6 million in gross unrealized losses on investment securities which were offset by $151.8 million in gross unrealized gains. At March 31, 2011, the Company’s unrealized losses on investment securities had decreased to $34.2 million and were offset by $143.4 million in gross unrealized gains. At March 31, 2011, 37% of the gross unrealized losses were in the category of corporate obligations. The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, 29% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, also due to the troubled residential real estate and mortgage markets. At March 31, 2011, 78% of the total fair value of the fixed maturities portfolio had unrealized gains, unchanged from December 31, 2010.

The following table identifies fixed maturity securities available for sale by rating.

	March 31, 2011		December 31, 2010
Equivalent S&P Rating	Fair Value	% of Total	Fair Value	% of Total
AAA	$497,105	19%	$511,854	19%
AA	293,280	11%	278,850	11%
A	752,560	29%	780,919	30%
BBB	937,593	35%	905,540	34%

Total investment grade	2,480,538	94%	2,477,163	94%
BB	54,339	2%	56,973	2%
B and below	116,787	4%	114,752	4%

Total below investment grade	171,126	6%	171,725	6%

	$2,651,664	100%	$2,648,888	100%

As of both March 31, 2011 and December 31, 2010, 94% of all fixed maturity securities were investment grade. This reflects the continued high quality of securities maintained by the Company.

Analysis of Unrealized Losses on Securities

The Company reviews all security investments, and particular attention is given to those having unrealized losses. Further, the Company specifically assesses all investments with greater than 10% declines in fair value below amortized cost and, in general, monitors all security investments as to ongoing risk. These risks are fundamentally evaluated through both a qualitative and quantitative analysis of the issuer. The Company also prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more, as well as selected investments that have experienced significant changes in fair value from a previous period and that have a decline in fair value greater than 10% of amortized cost.

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

The Company has exposure to the municipal bond market. The Company’s investments in municipal bonds present unique considerations in evaluating other-than-temporary impairments. Judgments regarding whether a municipal debt security is other-than-temporarily impaired include analyzing a number of rather unique characteristics pertaining to the issuer. Municipalities possess unique powers, along with special legal standing and protections. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt and the ability to shift spending to other authorities. In addition, state governments often provide secondary support to local governments in times of financial stress and the federal government has also provided assistance to state governments.

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

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 13 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of March 31, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows as of March 31, 2011 and December 31, 2010, respectively. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	March 31, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	5.8%	40%	48%	10.0%	13.0%
2005	5.8%	13.9%	45%	62%	6.0%	11.0%
2006	17.0%	17.0%	87%	87%	8.0%	8.0%
2007	9.0%	9.0%	53%	53%	8.0%	8.0%

	December 31, 2010
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	4.6%	45%	45%	10.0%	10.0%
2005	4.9%	12.3%	46%	69%	6.0%	11.0%
2006	18.0%	18.0%	84%	84%	8.0%	8.0%
2007	8.7%	8.7%	60%	60%	8.0%	8.0%

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security, this amount is recognized as a realized loss in the Company’s Consolidated Statements of Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities as part of the analysis of potential other-than-temporary-impairment of securities as of March 31, 2011.

	Amortized Cost as of March 31, 2011 After OTTI	OTTI Recognized During 2011	Cumulative OTTI Recognized	Cumulative Non-Credit Impairment Recorded in AOCI as of March 31, 2011
Written down	$67,581	$211	$17,071	$13,534
Not written down	$156,119	$-	$-	$(653)

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities as part of the analysis of potential other-than-temporary-impairment of securities as of December 31, 2010.

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At March 31, 2011, the fair value of investments with subprime residential mortgage exposure was $19.1 million with a related $4.7 million unrealized loss. At December 31, 2010, the Company had investments with subprime residential mortgage exposure of $19.6 million and a related $4.9 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both March 31, 2011 and December 31, 2010. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of March 31, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$51,447	$49,744	$1,703
2004	58,551	60,816	(2,265)
2005	4,236	4,457	(221)
2006	-	-	-
2007	-	-	-

Total investment grade	114,234	115,017	(783)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	9,330	9,694	(364)
2005	75,899	85,672	(9,773)
2006	6,584	7,854	(1,270)
2007	4,772	5,463	(691)

Total below investment grade	96,585	108,683	(12,098)

Other Structured Securities:
Investment grade	61,568	60,532	1,036
Below investment grade	20,099	19,229	870

Total other	81,667	79,761	1,906

Total structured securities	$292,486	$303,461	$(10,975)

[1]	This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2010.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$57,811	$55,929	$1,882
2004	72,031	74,725	(2,694)
2005	4,107	4,559	(452)
2006	-	-	-
2007	-	-	-

Total investment grade	133,949	135,213	(1,264)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	70,721	86,382	(15,661)
2006	6,314	8,079	(1,765)
2007	4,812	5,644	(832)

Total below investment grade	81,847	100,105	(18,258)

Other Structured Securities:
Investment grade	55,189	53,347	1,842
Below investment grade	20,143	19,229	914

Total other	75,332	72,576	2,756

Total structured securities	$291,128	$307,894	$(16,766)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $11.0 million at March 31, 2011, compared to $16.8 million at December 31, 2010. Total unrealized losses on these securities as a percent of total amortized cost totaled 4% at March 31, 2011, a slight improvement from 5% at year-end 2010.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of March 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$9,669	$366	$2,194	$31	$11,863	$397
Federal agency issued residential mortgage-backed securities [1]	393	3	281	1	674	4

Subtotal	10,062	369	2,475	32	12,537	401
Corporate obligations:
Industrial	82,502	2,780	2,977	147	85,479	2,927
Energy	6,674	206	-	-	6,674	206
Communications and technology	49,644	732	-	-	49,644	732
Financial	25,137	504	34,373	2,784	59,510	3,288
Consumer	77,843	1,716	7,085	888	84,928	2,604
Public utilities	21,935	1,850	10,931	1,064	32,866	2,914

Total corporate obligations	263,735	7,788	55,366	4,883	319,101	12,671
Corporate private-labeled residential mortgage-backed securities	17,839	218	98,371	9,722	116,210	9,940
Municipal securities	66,816	1,883	7,425	465	74,241	2,348
Other	5,424	137	52,385	8,318	57,809	8,455
Redeemable preferred stocks	625	1	4,450	314	5,075	315

Fixed maturity securities	364,501	10,396	220,472	23,734	584,973	34,130

Equity securities	-	-	2,055	116	2,055	116

Total	$364,501	$10,396	$222,527	$23,850	$587,028	$34,246

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $23.9 million at March 31, 2011, a decrease from $31.2 million at December 31, 2010. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $7.1 million during the first quarter of 2011.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At March 31, 2011, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	124 security issues representing 71% of the issues with unrealized losses, including 95% being rated as investment grade, were below cost for less than one year;
•	14 security issues representing 8% of the issues with unrealized losses, including 57% being rated as investment grade, were below cost for one year or more and less than three years; and
•	37 security issues representing 21% of the issues with unrealized losses, including 57% being rated as investment grade, were below cost for three years or more.

At December 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	130 security issues representing 69% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	18 security issues representing 10% of the issues with unrealized losses, including 56% being rated as investment grade, were below cost for one year or more and less than three years; and
•	39 security issues representing 21% of the issues with unrealized losses, including 49% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 187 at December 31, 2010 to 175 at March 31, 2011. These results were primarily due to two factors. First, the Company continues to purchase high quality investments. Second, the economy and financial markets have continued to improve and interest rates have moved lower since December 31, 2010.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$492,784	$477,411	$15,373
Unrealized losses of 20% or less and greater than 10%	47,664	41,518	6,146

Subtotal	540,448	518,929	21,519

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	908	635	273

Total investment grade	908	635	273

Below investment grade
Less than twelve months	7,479	5,706	1,773
Twelve months or greater	-	-	-

Total below investment grade	7,479	5,706	1,773

Unrealized losses greater than 20%	8,387	6,341	2,046

Subtotal	548,835	525,270	23,565

Securities owned with realized impairment:
Unrealized losses of 10% or less	33,267	31,093	2,174
Unrealized losses of 20% or less and greater than 10%	11,012	9,428	1,584

Subtotal	44,279	40,521	3,758

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	13,072	10,027	3,045
Twelve months or greater	15,088	11,210	3,878

Total below investment grade	28,160	21,237	6,923

Unrealized losses greater than 20%	28,160	21,237	6,923

Subtotal	72,439	61,758	10,681

Total	$621,274	$587,028	$34,246

	December 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$480,498	$465,414	$15,084
Unrealized losses of 20% or less and greater than 10%	71,101	61,718	9,383

Subtotal	551,599	527,132	24,467

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	5,908	4,458	1,450

Total investment grade	5,908	4,458	1,450

Below investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total below investment grade	-	-	-

Unrealized losses greater than 20%	5,908	4,458	1,450

Subtotal	557,507	531,590	25,917

Securities owned with realized impairment:
Unrealized losses of 10% or less	5,642	5,217	425
Unrealized losses of 20% or less and greater than 10%	16,073	14,009	2,064

Subtotal	21,715	19,226	2,489

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	13,366	10,629	2,737
Twelve months or greater	38,051	27,620	10,431

Total below investment grade	51,417	38,249	13,168

Unrealized losses greater than 20%	51,417	38,249	13,168

Subtotal	73,132	57,475	15,657

Total	$630,639	$589,065	$41,574

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of March 31, 2011.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$85,533	15%	$5,190	15%
AA	110,430	19%	4,414	13%
A	113,796	19%	3,318	10%
BBB	159,586	27%	6,723	20%

Total investment grade	469,345	80%	19,645	58%
BB	18,093	3%	842	2%
B and below	97,535	17%	13,643	40%

Total below investment grade	115,628	20%	14,485	42%

	$584,973	100%	$34,130	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2010.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$101,883	17%	$5,105	12%
AA	99,017	17%	4,260	10%
A	113,304	19%	4,486	11%
BBB	156,809	27%	6,881	17%

Total investment grade	471,013	80%	20,732	50%
BB	16,456	3%	1,399	3%
B and below	99,562	17%	19,306	47%

Total below investment grade	116,018	20%	20,705	50%

	$587,031	100%	$41,437	100%

As of March 31, 2011, 80% of the fair value of fixed maturity securities with gross unrealized losses was investment grade, unchanged from December 31, 2010. In addition, 58% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities at March 31, 2011, compared to 50% at December 31, 2010.

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of March 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2011
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$-
Due after one year through five years	65,704	1,335
Due after five years through ten years	203,456	7,224
Due after ten years	193,821	15,312

Total	463,009	23,871
Securities with variable principal payments	116,889	9,944
Redeemable preferred stocks	5,075	315

Total	$584,973	$34,130

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at March 31, 2011. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institution	Institution impacted by housing and mortgage crisis. The security continues to perform within contractual obligations.

Collateralized debt obligation

Impacted by delinquencies and foreclosures in subprime and Alt-A markets and extreme declines in market valuations regardless of individual security performance. There continues to be overcollateralization within the structure and the investment continues to perform within contractual obligations.

Collateralized debt obligation

Impacted by high leverage and deteriorating capitalization in the banking sector and large declines in market valuations. There continues to be overcollateralization within the structure and the investment is deferring interest to pay senior tranches.

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at March 31, 2011 had a fair value of $75.0 million with a net unrealized loss of $7.1 million.

The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments continue to be credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first quarters of 2011 or 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at March 31, 2011. The Company’s indirect exposure to financial guarantors totaled $39.3 million, which was 1% of the Company’s investment assets at March 31, 2011. The unrealized losses on these investments totaled $1.7 million at March 31, 2011.

Other Revenues

Other revenues consist primarily of supplementary contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC) investments by a subsidiary of the

Company and fees charged on products and sales from the Company’s broker dealer subsidiary. Other revenues increased 1% in the first quarter of 2011 compared to one year earlier. Increased revenue from the broker dealer subsidiary was partially offset by a decrease in supplementary contract considerations.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders, interest, other benefits and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period-to-period, however it has generally remained within pricing expectations for the periods presented.

Policyholder benefits decreased $2.5 million or 5% in the first quarter of 2011 compared to the same period one year earlier. The reduction in 2011 largely resulted from a decrease in benefit and contract reserves, which declined $6.1 million compared to one year earlier. The change in benefit and contract reserves can largely be attributed to two factors, including reserves released as a result of increased net death benefits and a decrease in sales of immediate annuities. Death benefits, net of reinsurance ceded, increased $3.5 million. This change reflected less favorable mortality. In addition, immediate annuity sales declined $2.4 million.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At March 31, 2011, the fair value of the liability decreased $0.1 million compared to the fair value at December 31, 2010. This fluctuation can be attributed to favorable returns in the capital markets and increases in risk-free swap rates offset by decreases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million at March 31, 2011, down slightly from December 31, 2010.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.7 million or 3% in the first quarter of 2011 compared with the same period one year earlier. While total policyholder account balances increased from the first quarter of 2010 to the first quarter of 2011, this increase was offset by reduced crediting rates.

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

The amortization of DAC increased $0.6 million or 7% in the first quarter of 2011 compared to one year ago. This increase was primarily the result of increased policy terminations, as certain policies lapsed during the quarter. The increase in policy terminations resulted in an increase in the amortization of DAC of approximately $0.5 million. In addition, the amortization of DAC increased due to the growing block of business. No DAC unlocking occurred in the first quarters of 2011 or 2010.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral in capitalization of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business. Operating expenses decreased $0.3 million or 1% in the first quarter of 2011 compared to last year, including reductions in data processing costs, professional fees, and employee benefits totaling $0.9 million. These favorable changes were partially offset by a $0.7 million increase in an allowance for doubtful accounts on selectively identified agent receivables. The Company continually monitors its agent-related receivables to determine whether any receivable may be uncollectible. The Company increases or decreases the allowance for doubtful accounts based on this assessment, and losses are charged against the allowance as such losses are recognized.

The amortization of value of business acquired (VOBA) is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA in the first quarter of 2011 declined 1% compared to the same period one year earlier. There were no adjustments or unlocking made to the VOBA amortization in the first quarter of 2011 or 2010.

Income Taxes

The first quarter income tax expense was $2.5 million or 34% of income before tax for 2011, versus $2.0 million or 68% of income before tax for the prior year period.

The effective income tax rate in 2011 was less than the prevailing corporate federal income tax rate of 35% primarily due to permanent differences, including the dividends-received deduction, which resulted in a tax benefit of approximately 2% of income before tax. Partially offsetting the benefit from the permanent differences was a tax expense of approximately 1% of income before tax related to affordable housing investments.

The effective income tax rate in 2010 exceeded the prevailing corporate federal income tax rate of 35% primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $1.1 million or 38% of income before tax and relates primarily to tax credit recapture events. Permanent differences, primarily from the dividends-received deduction, partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 11 - Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31
	2011	2010
Insurance revenues:
Premiums, net	$4,498	$6,854
Contract charges	26,234	26,674

Total insurance revenues	30,732	33,528
Investment revenues:
Net investment income	42,113	40,095
Realized investment gains, excluding impairment losses	923	940
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(234)	(1,542)
Portion of impairment losses recognized in other comprehensive income	46	65

Net impairment losses recognized in earnings	(188)	(1,477)

Total investment revenues	42,848	39,558
Other revenues	2,366	2,342

Total revenues	75,946	75,428

Policyholder benefits	24,885	27,899
Interest credited to policyholder account balances	20,481	21,200
Amortization of deferred acquisition costs	5,697	5,706
Operating expenses	15,545	16,189

Total benefits and expenses	66,608	70,994

Income before income tax expense	9,338	4,434

Income tax expense	3,233	2,534

Net income	$6,105	$1,900

Net income for this segment was $6.1 million in the first quarter of 2011, an increase of $4.2 million from the first quarter of 2010. The largest factors in this improvement were an increase in net investment income and a decrease in benefit and contract reserves. In addition, net realized investment gains increased, as the Company experienced a net realized investment gain in the first quarter of 2011, compared to a net realized investment loss in the first quarter of 2010. Partially offsetting these favorable items was an increase in death benefits, net of reinsurance.

Total insurance revenues for this segment decreased $2.8 million or 8% in the first quarter of 2011 compared with the same period in the prior year. Total premiums decreased $2.5 million or 15%, reflecting a $2.4 million or 45% decline in immediate annuity premiums. Contract charges decreased 2% and reinsurance ceded premiums declined 1%.

The following table presents gross premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2011 and 2010. New premiums are also detailed by product.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$1,370	5	$1,307	(1)
Immediate annuities	2,709	(50)	5,386	24

Total new premiums	4,079	(39)	6,693	18
Renewal premiums	10,421	1	10,292	2

Total premiums	14,500	(15)	16,985	7

Reinsurance ceded	(10,002)	(1)	(10,131)	3

Premiums, net	$4,498	(34)	$6,854	15

Total new premiums for this segment decreased $2.6 million or 39% in the first quarter of 2011 compared to the same period one year earlier. This decline was the result of a $2.7 million or 50% decrease in new immediate annuity premiums. This decrease was largely the result of elevated sales of this product in 2010, due to the demand of guaranteed benefits by consumers at that time. Immediate annuity receipts can have sizable fluctuations, as receipts from policyholders result from significant one-time premiums rather than recurring premiums, as is the case on traditional life insurance products. Total renewal premiums increased 1% compared to last year, reflecting an increase in annuity premiums.

The following table provides detail by new and renewal deposits for the first quarters ended March 31, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$2,812	(18)	$3,436	88
Variable universal life insurance	225	(7)	241	(40)
Fixed deferred annuities	14,892	35	11,008	(28)
Variable annuities	3,837	(35)	5,923	107

Total new deposits	21,766	6	20,608	1
Renewal deposits	35,698	8	33,120	(1)

Total deposits	$57,464	7	$53,728	-

Total new deposits increased $1.2 million or 6% in the first quarter of 2011 compared to last year, reflecting a $3.9 million or 35% increase in new fixed deferred annuity deposits. This improvement was partially offset by a $2.1 million or 35% decrease in new variable annuity deposits and a $0.6 million or 18% decrease in new universal life deposits. The increase in new fixed deferred annuity deposits can, in part, be attributed to the availability of a new rider offered by the Company. Total renewal deposits increased $2.6 million or 8% in the first quarter of 2011. This increase reflected a $1.9 million or 29% increase in fixed deferred annuity deposits and a $0.9 million or 41% increase in variable annuity deposits. This improvement was partially offset by a decline in renewal variable universal life deposits.

Total contract charges decreased $0.4 million or 2% in the first quarter of 2011 compared to the first quarter of 2010. This decrease reflected reduced cost of insurance charges, largely due to the runoff of closed blocks of business, and a decrease in surrender charges. The reduction in surrender charges was due to lower surrenders of variable universal life products. Total contract charges on the closed blocks equaled 35% of total consolidated contract charges in the first quarter of 2011, compared to 36% in the first quarter of 2010. Total contract charges on closed blocks declined 4% in the first quarter of 2011 compared to the first quarter of 2010. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, were flat.

Net investment income increased 5% in the first quarter of 2011 compared to the first quarter of 2010. This improvement resulted from an increase in average invested assets and higher yields earned on investments. This segment experienced a net realized investment gain of $0.7 million in the first quarter of 2011 compared to a net realized investment loss of $0.5 million in the first quarter of 2010.

The Company’s analysis of securities for the quarter ended March 31, 2011 resulted in the determination that four fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $0.2 million due to credit. All of these securities were residential mortgage-backed securities having been previously written down, and incremental credit impairments were recognized. The incremental credit impairments reflected deterioration in the present value of projected future cash flows. The additional losses from these residential mortgage-backed securities were $0.2 million in the first quarter of 2011, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $28.9 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first quarters of 2011 and 2010.

Other revenues increased 1% in the first quarter of 2011 compared to the same period one year earlier. Increased revenue from the broker dealer subsidiary was partially offset by a decrease in supplementary contract considerations.

Policyholder benefits decreased $3.0 million or 11% in the first quarter of 2011 compared to the prior year. This decline was primarily attributable to a decrease in benefit and contract reserves, which declined $5.8 million. The change in benefit and contract reserves can largely be attributed to two factors, including reserves released as a result of increased net death benefits and a decrease in sales of immediate annuities. Death benefits, net of reinsurance ceded, increased $2.0 million. This change reflected less favorable mortality. In addition, immediate annuity sales declined $2.4 million.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At March 31, 2011, the fair value of the liability decreased $0.1 million compared to the fair value at December 31, 2010. This fluctuation can be attributed to favorable returns in the capital markets and increases in risk-free swap rates offset by decreases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million at March 31, 2011, down slightly from December 31, 2010.

Interest credited to policyholder account balances declined 3% in the first quarter of 2011 compared to the same period one year earlier. While total policyholder account balances increased from the first quarter of 2010 to the first quarter of 2011, this was offset by declines in crediting rates.

Amortization of DAC was essentially flat in the first quarter of 2011 compared to the same period last year. No DAC unlocking occurred in the first quarters of 2011 or 2010.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business. Operating expenses decreased $0.6 million or 4% in the first quarter of 2011 compared with one year earlier. Several factors contributed to this decrease. Data processing costs, professional fees, and employee benefit expenses declined by a total of $0.7 million. Partially offsetting these items was an increase in agent expenses associated with an increase in an allowance for doubtful accounts on selectively identified agent receivables. The Company continually monitors its agent-related receivables and if it determines that any receivable may be entirely or in-part uncollectible it immediately records a potential loss.

The amortization of value of business acquired (VOBA) is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Accordingly, as the acquired block of policies declines, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA increased $0.1 million or 8% in the first quarter of 2011 compared to one year earlier. There were no adjustments or unlocking made to the VOBA amortization in the first quarter of 2011 or 2010.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31
	2011	2010
Insurance revenues:
Premiums, net	$12,554	$12,248

Total insurance revenues	12,554	12,248
Investment revenues:
Net investment income	145	151
Other revenues	37	40

Total revenues	12,736	12,439

Policyholder benefits	7,607	8,295
Operating expenses	5,744	4,966

Total benefits and expenses	13,351	13,261

Loss before income tax benefit	(615)	(822)

Income tax benefit	(215)	(288)

Net loss	$(400)	$(534)

The net loss for this segment totaled $0.4 million for the first quarter of 2011, an improvement from the first quarter of 2010. Two significant changes in the marketing activities within the Group Insurance segment affected these comparative financial results. The first change was an increase in short-term disability product sales through a third-party distribution relationship. The second change was a modification to pricing practices for dental insurance products to improve the profitability of this product line.

The following table presents premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2011 and 2010. New premiums are also detailed by product.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New premiums:
Group life insurance	$494	(21)	$629	39
Group dental insurance	1,378	(36)	2,160	16
Group disability insurance	2,210	99	1,112	133
Other group insurance	36	(35)	55	(11)

Total new premiums	4,118	4	3,956	39
Renewal premiums	10,854	4	10,404	(12)

Total premiums	14,972	4	14,360	(2)
Reinsurance ceded	(2,418)	14	(2,112)	14

Premiums, net	$12,554	2	$12,248	(4)

The increase in net premiums of $0.3 million for the comparative first quarters of 2011 versus 2010 was primarily the result of a $0.9 million increase in net premiums from the short-term disability product. This increase was due to a growing third-party marketing arrangement. Partially offsetting this growth in net premiums was a $0.8 million reduction in net premiums from dental product sales. The Company is purposefully being less aggressive in the pricing of new dental sales, while implementation of new pricing methodology is established. The revised methodology is based upon increased information about local market pricing and service utilization, and it is expected to significantly improve financial performance of the product line. The Company will be implementing the new pricing methodology throughout 2011.

Total new and renewal premiums each increased 4% during the first quarter compared to last year. New group disability premiums increased $1.1 million, a 99% improvement over the prior year. This was partially offset by decreases in new dental premiums of $0.8 million or 36% and new group life premiums of $0.1 million or 21%. The improvement in new group disability premiums continues to reflect results from the expanded distribution from a third-party arrangement pertaining to disability products. This arrangement accounted for approximately 50% of total new premiums. Renewal premiums increased $0.5 million or 4% versus the prior year, driven primarily by renewals on the short-term disability product.

Total insurance revenues for the Group Insurance segment increased $0.3 million or 2% in the first quarter compared to last year. This increase was largely due to a $0.6 million or 4% increase in total premiums. However, the increase was partially offset by a $0.3 million increase in reinsurance ceded on premiums. The increase in reinsurance ceded in the first quarter of 2011 resulted from an increase in disability premiums sold through an arrangement with an independent marketing organization, in which the premiums are heavily reinsured.

Policyholder benefits declined $0.7 million in the first quarter of 2011 relative to the same period last year. The improvement was due to a $1.0 million reduction in dental benefit costs. Partially offsetting this improvement, net claims on group life increased $0.2 million for the comparative periods.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased $0.8 million or 16% from the first quarter of 2010, primarily due to increased commission expenses associated with increased sales of the short-term disability product. Also contributing to the increase in expense was a $0.3 million increase in support and overhead costs and a $0.2 million increase in service costs paid to the third-party administrator primarily for the short-term disability product.

Improvement efforts for this segment in 2011 will continue to be focused in three primary areas, including increased sales of disability products, improved profitability of the dental product line, and improvements in administrative efficiency.

Old American

The following table presents financial data for the Old American business segment for the first quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31
	2011	2010
Insurance revenues:
Premiums, net	$16,708	$16,012

Total insurance revenues	16,708	16,012
Investment revenues:
Net investment income	3,133	3,058
Realized investment gains, excluding impairment losses	89	383
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(35)	(49)
Portion of impairment losses recognized in other comprehensive income	12	(60)

Net impairment losses recognized in earnings	(23)	(109)

Total investment revenues	3,199	3,332
Other revenues	5	2

Total revenues	19,912	19,346

Policyholder benefits	12,782	11,592
Amortization of deferred acquisition costs	3,887	3,241
Operating expenses	4,711	5,158

Total benefits and expenses	21,380	19,991

Loss before income tax benefit	(1,468)	(645)

Income tax benefit	(554)	(242)

Net loss	$(914)	$(403)

The net loss for this segment totaled $0.9 million in the first quarter of 2011, compared with a $0.4 million loss in 2010. The larger net loss was primarily the result of a $1.2 million increase in policyholder benefits and a $0.6 million increase in amortization of deferred acquisition costs. These were partially offset by a $0.7 million increase in insurance revenues.

The following table presents gross premiums included in insurance revenues and provides detail by new and renewal business for the first quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31
	2011	% Change	2010	% Change
New individual life premiums	$3,041	16	$2,627	35
Renewal premiums	14,306	2	14,088	(1)

Total premiums	17,347	4	16,715	3
Reinsurance ceded	(639)	(9)	(703)	(17)

Premiums, net	$16,708	4	$16,012	4

Insurance revenues increased 4% in the first quarter of 2011 compared with the prior year. Total new premiums increased $0.4 million or 16%, while total renewal premiums increased $0.2 million or 2%. The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity. Old American continues to experience favorable results from a focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income increased $0.1 million or 2% in the first quarter of 2011 compared to the first quarter of 2010. This improvement reflected an increase in average investment assets and higher yields earned on the investment portfolio.

Old American had a net realized investment gain of $0.1 million in the first quarter of 2011 compared with a $0.3 million gain in 2010. Write-downs of certain investment securities totaled less than $0.1 million in the first quarter of 2011. Offsetting this were gains on calls on selected securities of $0.1 million.

The Company’s analysis of securities for the quarter ended March 31, 2011 resulted in the determination that one fixed-maturity security had an other-than-temporary impairment affecting the Old American segment and was written down by less than $0.1 million. The total fair value of the affected security after the write-down was $3.3 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first quarters of 2011 and 2010.

Policyholder benefits increased $1.2 million or 10% in the first quarter versus last year. The increase was largely due to an increase in death benefits compared with the prior year. Mortality fluctuations occur each period. The Company monitors these fluctuations in relation to its pricing expectations. While death benefits increased during the first quarter of 2011, the results remained within pricing expectations.

Amortization of deferred acquisition costs increased $0.6 million or 20% in the first quarter versus last year. The increase was primarily due an increase in the number of policy terminations experienced in the first quarter of 2011.

Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of new policies. Operating expenses decreased $0.4 million or 9% versus last year. The decrease for the first quarter was largely due to decreases in salaries and benefits and agent lead production costs.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2010 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2010.

Management believes that the Company has sufficient sources of liquidity and capital resources to satisfy operational requirements and to finance expansion plans and strategic initiatives for 2011. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, and investment income. In addition, the Company has access to credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, policyholder and shareholder dividends, income taxes, withdrawals from policyholder accounts and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Net cash used for operating activities was $1.5 million in the quarter ended March 31, 2011, compared to net cash used of $0.1 million in the quarter ended March 31, 2010. This reflected a decrease in premium receipts and an increase in federal income taxes paid. These were partially offset by a decrease in expenses paid and an increase in investment income.

Net cash used for investing activities was $9.3 million, down from net cash provided of $0.3 million for the same period in 2010. The Company’s new investments in fixed maturity and equity securities were $79.1 million for the three months, a 28% decrease from $109.4 million in the prior year. New investments in mortgage loans were $15.5 million for the first quarter, compared with $6.9 million last year. Purchases of real estate totaled $2.9 million, up from $2.1 million in 2010. Sales and maturities of fixed maturity and equity securities totaled $74.5 million for the first quarter of 2011, a 5% decrease versus a year ago. Mortgage loan maturities and principal paydowns totaled $19.9 million, compared to $8.0 million last year.

Net cash provided by financing activities was $10.2 million for the first quarter of 2011, compared with net cash provided of $0.6 million a year ago. This change was primarily the result of three items. First, deposits net of related withdrawals policyholder account balances, provided $11.4 million in the first quarter of 2011, compared with $1.7 million during the same period in 2010. Second, change in other deposits provided $1.0 million in the first quarter of 2011 compared to $3.3 million in the same period in 2010. Third, the Company’s net disposition of treasury stock in 2011 was less than $0.1 million compared to a net acquisition of $2.1 million the first quarter of 2010.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2011, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2010. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2011. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	March 31 2011	December 31 2010
Total assets, excluding separate accounts	$4,002,853	$3,994,073
Total stockholders’ equity	681,276	679,472
Ratio of stockholders’ equity to assets, excluding separate accounts	17%	17%

The ratio of equity to assets less separate accounts remained 17% at March 31, 2011, unchanged from December 31, 2010. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $43.8 million at March 31, 2011. This represents an increase of $0.1 million in net gains from the $43.7 million in net unrealized investment gains at year-end 2010. Stockholders’ equity increased $1.8 million from year-end 2010. This improvement was largely due to growth in retained earnings.

In January 2011, the stock repurchase program was extended by the Board of Directors through January 2012 to permit purchase of up to one million of the Company’s shares on the open market. During the quarter ended March 31, 2011, the Company made no purchases of stock under this plan. In the first quarter of 2010, the Company purchased 68,177 shares for $2.1 million under this program.

During the quarter ended March 31, 2011, the employee stock ownership plan purchased 15 shares of treasury stock and sold 229 shares for a net change in treasury stock of less than $0.1 million. The employee stock ownership plan held 28,441 shares of the Company’s stock at March 31, 2011.

On April 25, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid May 11, 2011 to stockholders of record as of May 5, 2011. Total stockholder dividends paid were $3.1 million for both of the quarters ended March 31, 2011 and 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting periods, financial market volatility and liquidity have shown continued improvement. While the improvement has been fairly broad-based, normal market conditions have not yet returned in all sectors or markets. Periods of volatility and market uncertainty represent a heightened risk for all financial institutions. Such events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders, increased policy loans and reduced earnings. The Company has factored these risks into its risk management processes and its disclosures of financial condition.

Please refer to the Company’s 2010 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

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

Item 1A. Risk Factors

Risk factors and cautionary factors have not changed materially from those disclosed in Item 1A. Risk Factors in the Company’s 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	-	[1]	$-	-	1,000,000
	15	[2]	32.44
2/1/11 - 2/28/11	-	[1]	-	-	1,000,000
	-	[2]	-
3/1/11 - 3/31/11	-	[1]	-	-	1,000,000
	-	[2]	-

Total	15			-

[1]	On January 24, 2011, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 22, 2012.

[2]	Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through March 2011.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: April 29, 2011, press release reporting financial results for the first quarter of 2011.

Kansas City Life Announces First Quarter 2011 Results

Kansas City Life Insurance Company recorded net income of $4.8 million or $0.42 per share in the first quarter of 2011, an increase of $3.8 million or $0.34 per share from the same quarter in the prior year. The increase in earnings was primarily due to a $3.2 million increase in total investment income and a $3.2 million decrease in policyholder benefits and interest credited to policyholder account balances. Partially offsetting these improvements was a decrease in insurance revenues of $1.8 million and an increase in the amortization of deferred acquisition costs (DAC) of $0.6 million.

Total premiums decreased $1.2 million or 3% for the first quarter compared to the prior year, primarily the result of reduced immediate annuity premiums of $2.4 million. New individual life insurance premiums increased $0.5 million or 12% versus the same period one year ago, largely due to a $0.4 million or 16% increase in new sales in the Old American segment. In addition, new group accident and health premiums increased $0.3 million or 9%. The growth in accident and health premiums reflected an increase in group disability products that was greater than a decline in group dental premiums.

Total deposits increased $3.7 million or 7% in the first quarter versus the same period one year earlier. The growth in total deposits was driven by a $3.9 million or 35% increase in new fixed deferred annuity sales and a $2.6 million or 8% increase in total renewal deposits. Partially offsetting these increases was a $2.1 million or 35% decrease in new variable annuity deposits and a $0.6 million or 17% decrease in new universal life and variable universal life deposits.

Net investment revenues increased $2.1 million or 5% versus one year earlier. Gross investment income increased primarily as a result of an increased allocation to commercial mortgage investments and improved returns from an alternative investment fund. Income from fixed maturity securities was materially unchanged, as increased volume was offset by a reduction in portfolio yield. The Company recorded net realized investment gains of $0.8 million in the first quarter of 2011, an improvement of $1.1 million compared with the prior year. This change is consistent with the overall improvement in the fixed income markets.

Policyholder benefits and interest credited to policyholder account balances decreased $3.2 million or 5% compared to the same period one year earlier. This decrease was primarily the result of a $6.1 million decline in benefit and contract reserves. This decrease was mostly the result of greater reserves released from higher net death benefits and lower sales of immediate annuities. Net death benefits increased $3.5 million due to an unfavorable change in mortality relative to the prior year, and immediate annuity premiums declined $2.4 million.

The amortization of DAC increased $0.6 million or 7% for the first quarter. The increase was primarily the result of increased policy terminations, as certain policies lapsed during the quarter. Finally, operating expenses declined $0.3 million in the first quarter, primarily reflecting reduced professional fees and data processing costs.

On April 25, 2011, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 11, 2011 to stockholders of record on May 5, 2011.

The improved results compared with one year earlier reflect the Company’s ability to maintain a long term orientation and find creative ways to add value for policyholders and stockholders. In support of that mission, the Company continues to pursue growth through the recruitment and retention of agents and general agents who are successful in assisting customers in meeting their financial protection needs. Further, the Company is committed to maintaining an array of competitive products to meet those needs and delivering Security Assured to each and every policyholder.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended March 31
	2011	2010

Revenues	$108,459	$107,082

Net income	$4,791	$963

Net income per share, basic and diluted	$0.42	$0.08

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,467,208	11,526,435

Item 6. Exhibits

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

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

Date: April 29, 2011