Form 10-Q
period 2011-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2011-07-29
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,466,905 shares
Class	Outstanding June 30, 2011

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	June 30 2011	December 31 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,616,374	$2,648,888
Equity securities available for sale, at fair value	39,631	38,321
Mortgage loans	625,275	559,167
Real estate	121,222	119,909
Policy loans	82,172	84,281
Short-term investments	36,691	15,713
Other investments	4,354	5,009

Total investments	3,525,719	3,471,288

Cash	6,289	5,445
Accrued investment income	35,801	35,742
Deferred acquisition costs	195,945	192,943
Reinsurance receivables	188,608	187,123
Property and equipment	23,143	23,514
Other assets	71,389	78,018
Separate account assets	345,306	339,029

Total assets	$4,392,200	$4,333,102

LIABILITIES
Future policy benefits	$881,525	$884,380
Policyholder account balances	2,082,485	2,065,878
Policy and contract claims	34,447	43,866
Other policyholder funds	149,601	145,560
Other liabilities	192,702	174,917
Separate account liabilities	345,306	339,029

Total liabilities	3,686,066	3,653,630

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,093	41,085
Retained earnings	776,899	767,126
Accumulated other comprehensive income	24,702	7,807
Treasury stock, at cost (2011 - 7,029,775 shares; 2010 - 7,029,575 shares)	(159,681)	(159,667)

Total stockholders’ equity	706,134	679,472

Total liabilities and stockholders’ equity	$4,392,200	$4,333,102

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Income

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$30,801	$34,165	$64,426	$69,148
Contract charges	23,752	26,668	49,986	53,342

Total insurance revenues	54,553	60,833	114,412	122,490
Investment revenues:
Net investment income	44,893	43,272	90,284	86,576
Realized investment gains, excluding impairment losses	1,893	1,493	2,905	2,816
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(238)	(1,458)	(507)	(3,049)
Portion of impairment losses recognized in other comprehensive income	56	134	114	139

Net impairment losses recognized in earnings	(182)	(1,324)	(393)	(2,910)

Total investment revenues	46,604	43,441	92,796	86,482
Other revenues	2,666	2,306	5,074	4,690

Total revenues	103,823	106,580	212,282	213,662

BENEFITS AND EXPENSES
Policyholder benefits	38,865	42,629	84,139	90,415
Interest credited to policyholder account balances	20,766	21,540	41,247	42,740
Amortization of deferred acquisition costs	705	2,178	10,289	11,125
Operating expenses	26,498	24,398	52,363	50,580

Total benefits and expenses	86,834	90,745	188,038	194,860

Income before income tax expense	16,989	15,835	24,244	18,802

Income tax expense	5,816	5,775	8,280	7,779

NET INCOME	$11,173	$10,060	$15,964	$11,023

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$16,793	$30,358	$16,895	$46,114

Other comprehensive income	16,793	30,358	16,895	46,114

COMPREHENSIVE INCOME	$27,966	$40,418	$32,859	$57,137

Basic and diluted earnings per share:
Net income	$0.97	$0.88	$1.39	$0.96

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2011
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,085
Excess of proceeds over cost of treasury stock sold	8

End of period	41,093

RETAINED EARNINGS
Beginning of period	767,126
Net income	15,964
Stockholder dividends of $0.54 per share	(6,191)

End of period	776,899

ACCUMULATED OTHER COMPREHENSIVE INCOME, net of taxes
Beginning of period	7,807
Other comprehensive income	16,895

End of period	24,702

TREASURY STOCK, at cost
Beginning of period	(159,667)
Cost of 672 shares acquired	(21)
Cost of 14 shares sold	7

End of period	(159,681)

TOTAL STOCKHOLDERS’ EQUITY	$706,134

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$15,964	$11,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium	1,656	1,315
Depreciation	1,468	1,483
Acquisition costs capitalized	(17,998)	(17,507)
Amortization of deferred acquisition costs	10,289	11,125
Realized investment (gains) losses	(2,512)	94
Changes in assets and liabilities:
Reinsurance receivables	(1,485)	(3,001)
Future policy benefits	(6,249)	2,862
Policyholder account balances	(5,029)	(11,139)
Income taxes payable and deferred	3,468	9,762
Other, net	4,859	14,611

Net cash provided	4,431	20,628

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(102,576)	(209,849)
Equity securities	(1,398)	(401)
Mortgage loans	(105,223)	(25,856)
Real estate	(4,514)	(7,069)
Policy loans	(6,970)	(8,622)
Other investments	-	(644)
Sales of investments:
Fixed maturity securities	51,527	14,888
Equity securities	14	198
Other investments	-	858
Net sales (purchases) of short-term investments	(20,978)	56,251
Maturities and principal paydowns of investments:
Fixed maturity securities	120,856	124,584
Equity securities	200	-
Mortgage loans	39,111	19,484
Policy loans	9,079	9,330
Net disposition of property and equipment	(71)	(166)

Net cash used	(20,943)	(27,014)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2011	2010
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	$-	$3,000
Repayment of borrowings	-	(3,000)
Deposits on policyholder account balances	121,982	110,518
Withdrawals from policyholder account balances	(100,727)	(101,463)
Net transfers from separate accounts	2,134	2,408
Change in other deposits	164	8,155
Cash dividends to stockholders	(6,191)	(6,208)
Net acquisition of treasury stock	(6)	(3,065)

Net cash provided	17,356	10,345

Increase in cash	844	3,959
Cash at beginning of year	5,445	4,981

Cash at end of period	$6,289	$8,940

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

The unaudited interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2010 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates.

Significant Accounting Policies

Deferred Acquisition Costs

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. At least annually, the Company reviews its DAC capitalization policy and the specific items which are capitalized under existing guidance. These deferred costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized with interest in relation to the estimated gross profits to be realized over the lives of the contracts.

For interest sensitive and variable insurance products, estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. At the issuance of policies, projections of estimated gross profits are made which are then replaced by actual gross profits over the lives of the policies. In addition to other factors, emerging experience may lead to a revised outlook for the remaining estimated gross profits. Accordingly, DAC may be recalculated using these new assumptions and any resulting adjustment is included in income. The Company considers the following assumptions to be of significance when evaluating future estimated gross profits: mortality, interest rates and spreads, surrender and withdrawal rates, expense margins and premium persistency.

DAC is also reviewed on an ongoing basis to evaluate whether the unamortized portion exceeds the expected recoverable amounts. If it is determined from emerging experience that the premium margins or expected gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the periods presented. The DAC asset is also adjusted at each reporting date to reflect the impact of unrealized gains and losses on fixed maturity and equity securities available for sale as though such gains and losses had been realized.

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

The amortization of DAC decreased $1.5 million or 68% in the second quarter of 2011 compared to one year ago. The amortization of DAC decreased $0.8 million in the six months of 2011 versus the prior year. This decrease was primarily the result of an unlocking of the Company’s assumptions on certain universal life and deposit type products. The Company considered its assumptions associated with this business, along with the impact of reinsurance, where applicable. The Company unlocked assumptions in the second quarter of 2011, resulting in an increase in the DAC asset of $8.2 million. The unlocking was the result of several factors, the largest of which was associated with future mortality experience including the use of a new industry mortality table and the corresponding reinsurance.

The Company also had an unlocking in the second quarter of 2010 that resulted in an increase to the DAC asset and a corresponding decrease in the amortization of DAC during the second quarter 2010 in the amount of $5.8 million. This unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products. The 2010 unlocking adjustment reflected actual experience from mortality results that had emerged and which had been better than assumed in expected future profits previously established. The unlocking of the 2010 mortality assumption on the variable universal life product also included a change to a more recent industry mortality table. In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products in the second quarter of 2010.

In addition to unlocking, the Company had an adjustment in the amortization of DAC associated with a software enhancements to its DAC modeling system and plan specific refinements. These refinements impacted the calculation of future gross profit assumptions and the DAC amortization. The effect of the change in estimate was a decrease in the DAC asset and an increase in current period DAC amortization of $0.5 million in the second quarter of 2011.

Also in the second quarter of 2010, the Company refined its estimate as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its projection of future expected gross profits on investment-type contracts which impacted the calculation of DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a decrease in current period DAC amortization of $1.1 million.

The following table identifies the effect of the DAC change in estimate and unlocking in the Consolidated Statements of Income for the six months ended June 30.

	2011	2010
Change in estimate	$(459)	$1,118
Unlocking	8,235	5,831

Total	$7,776	$6,949

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

VOBA is also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. No impairment adjustments have been recorded in the periods presented.

The amortization of VOBA increased $1.0 million in both the second quarter and six months of 2011 compared to the same periods in the prior year. This increase was due primarily to an unlocking adjustment on interest-sensitive products, which increased VOBA amortization $0.9 million. The unlocking adjustment primarily related to interest spreads. There was no VOBA unlocking in 2010.

Contract Charges

Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues, and surrender charges. Cost of insurance relates to charges for mortality. These charges are applied to the excess of the mortality benefit over the account value for universal life policies. Expense loads are amounts that are assessed against the policyholder balance as consideration for origination and maintenance of the contract. Surrender charges are fees on policyholder account balances upon cancellation or withdrawal of policyholder account balances consistent with policy terms.

An additional component of contract charges is the recognition over time of the deferred revenue liability (DRL) for certain universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Income in a manner, similar to the amortization of DAC.

Unlocking or other events may also have an impact on future expected gross profits on products and policies. If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades. These items are applied to the appropriate financial statement line items similar to unlocking adjustments.

At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had an unlocking in the DRL in both the second quarters of 2011 and 2010. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience due to the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.8 million. The 2010 unlocking adjustment reflected actual experience from mortality results, premium persistency, and surrender rates that had emerged. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the second quarter of 2010 in the amount of $1.1 million.

The Company’s refinement in methodology in 2011 was less than $0.1 million. However, in 2010, the Company had a refinement in methodology that resulted in a change in estimate. The Company refined its methodology, primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the effect of the deferred revenue change in estimate and unlocking recognized in contract charges in the Consolidated Statements of Income for six months ended June 30.

	2011	2010
Change in estimate	$29	$(530)
Unlocking	(1,769)	1,107

Total	$(1,740)	$577

For a full discussion of these significant accounting policies, please refer to the Company’s 2010 Form 10-K.

2. New Accounting Pronouncements and Other Regulatory Activity

For a full discussion of new accounting pronouncements and other regulatory activity and their impact of the Company, please refer to the Company’s 2010 Form 10-K.

In April 2011, the Financial Accounting Standards Board (FASB) issued amended guidance concerning creditor’s determinations of when a restructuring is considered to be a troubled debt restructuring. In making the determination, a creditor must evaluate and conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amended guidance provides clarifications as to whether a concession has been made and provides additional guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This guidance is effective for the first interim or annual period beginning after June 15, 2011 and retrospective application to the beginning of the annual period of adoption is required. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In April 2011, the FASB issued new guidance concerning repurchase agreements. This guidance amends previously provided guidance as to when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination was previously based upon whether the entity has maintained effective control over the transferred financial assets. One of the relevant considerations for assessing effective control is the transferor’s ability to repurchase or redeem financial assets before maturity. This update removes the assessment of effective control. The update is effective for interim or annual periods beginning on or after December 15, 2011. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In June 2011, the FASB issued revised guidance as the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating this new guidance and its impact to the consolidated financial statements.

3. Fair Value Measurements

Fair Values Hierarchy

The Company groups its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Determination of Fair Value

Under U.S. GAAP, fair value represents the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Accordingly, the Company utilizes a primary independent third-party pricing service to determine the majority of its fair values on investment securities available for sale.

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

The Company owned two issues of similar securities for which values were not provided from the Company’s primary pricing service as of June 30, 2011. The Company received a broker price indication for one of these securities. The Company used the most recent trade information available for the other security. Since these securities are similar, the Company utilized the mid-point of these prices to determine the fair value for these two securities.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Assets

Securities Available for Sale

Fixed maturities and equity securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon unadjusted quoted prices, if available. If quoted prices are not available, fair values are determined as described in the preceding paragraphs.

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

Notes Payable

The Company had no borrowings as of June 30, 2011 or December 31, 2010.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Asset:
U.S. Treasury securities and obligations of U.S. Government	$11,698	$115,478	$2,118	$129,294
Federal agencies [1]	-	26,663	-	26,663
Federal agency issued residential mortgage-backed securities [1]	-	128,848	-	128,848

Subtotal	11,698	270,989	2,118	284,805
Corporate obligations:
Industrial	-	406,044	26,255	432,299
Energy	-	164,583	2,276	166,859
Communications and technology	-	188,967	-	188,967
Financial	-	327,633	2,787	330,420
Consumer	-	430,738	24,839	455,577
Public utilities	-	307,188	-	307,188

Subtotal	-	1,825,153	56,157	1,881,310
Corporate private-labeled residential mortgage-backed securities	-	184,666	-	184,666
Municipal securities	-	150,124	5,255	155,379
Other	-	98,107	289	98,396
Redeemable preferred stocks	11,818	-	-	11,818

Fixed maturity securities	23,516	2,529,039	63,819	2,616,374

Equity securities	3,911	34,635	1,085	39,631

Total	$27,427	$2,563,674	$64,904	$2,656,005

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,731)	$(2,731)

Total	$-	$-	$(2,731)	$(2,731)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$11,544	$119,624	$3,974	$135,142
Federal agencies [1]	-	26,095	-	26,095
Federal agency issued residential mortgage-backed securities [1]	-	138,056	-	138,056

Subtotal	11,544	283,775	3,974	299,293
Corporate obligations:
Industrial	-	430,283	2,235	432,518
Energy	-	176,220	2,291	178,511
Communications and technology	-	172,946	-	172,946
Financial	-	347,884	2,775	350,659
Consumer	-	408,592	21,912	430,504
Public utilities	-	324,800	-	324,800

Subtotal	-	1,860,725	29,213	1,889,938
Corporate private-labeled residential mortgage-backed securities	-	195,055	-	195,055
Municipal securities	-	146,083	5,748	151,831
Other	-	81,136	16,866	98,002
Redeemable preferred stocks	14,769	-	-	14,769

Fixed maturity securities	26,313	2,566,774	55,801	2,648,888

Equity securities	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,799)	$(2,799)

Total	$-	$-	$(2,799)	$(2,799)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the fair value of fixed maturities and equity securities available for sale by pricing source and fair value hierarchy level.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing service	$23,516	$2,481,031	$-	$2,504,547
Priced from independent brokers	-	48,008	-	48,008
Priced from internal matrices and calculations	-	-	63,819	63,819

Subtotal	23,516	2,529,039	63,819	2,616,374

Equity securities available for sale:
Priced from external pricing service	3,911	-	-	3,911
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	34,635	1,085	35,720

Subtotal	3,911	34,635	1,085	39,631

Total	$27,427	$2,563,674	$64,904	$2,656,005

Percent of total	1%	97%	2%	100%

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturities available for sale:
Priced from external pricing service	$26,313	$2,537,287	$-	$2,563,600
Priced from independent brokers	-	29,487	-	29,487
Priced from internal matrices and calculations	-	-	55,801	55,801

Subtotal	26,313	2,566,774	55,801	2,648,888

Equity securities available for sale:
Priced from external pricing service	3,871	7,125	-	10,996
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	26,145	1,180	27,325

Subtotal	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 1 assets measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2011 and year ended December 31, 2010 are summarized below. The Company did not have any debt issuances in either period presented.

	Quarter Ended June 30, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$26,384	$3,901	$30,285
Included in earnings	(58)	-	(58)
Included in other comprehensive income	265	10	275
Purchases, sales and other dispositions:
Purchases	-	-	-
Sales	(1,250)	-	(1,250)
Other dispositions	(1,825)	-	(1,825)
Transfers into Level 1	-	-	-
Transfers out of Level 1	-	-	-

Ending balance	$23,516	$3,911	$27,427

Net unrealized gains	$223	$10	$233

	Six Months Ended June 30, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$26,313	$3,871	$30,184
Included in earnings	(59)	-	(59)
Included in other comprehensive income	337	40	377
Purchases, sales and other dispositions:
Purchases	-	-	-
Sales	(1,250)	-	(1,250)
Other dispositions	(1,825)	-	(1,825)
Transfers into Level 1	-	-	-
Transfers out of Level 1	-	-	-

Ending balance	$23,516	$3,911	$27,427

Net unrealized gains	$295	$40	$335

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Year Ended December 31, 2010
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$23,540	$3,400	$26,940
Included in earnings	(5)	-	(5)
Included in other comprehensive income	1,335	298	1,633
Purchases and dispositions	145	173	318
Net transfers in	1,298	-	1,298

Ending balance	$26,313	$3,871	$30,184

Net unrealized gains	$1,469	$298	$1,767

The changes in Level 2 assets measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2011 and year ended December 31, 2010 are summarized below. The Company did not have any debt issuances in either period presented.

	Quarter Ended June 30, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$2,560,276	$34,208	$2,594,484
Included in earnings	2,023	-	2,023
Included in other comprehensive income	35,818	73	35,891
Purchases, sales and other dispositions:
Purchases	23,422	368	23,790
Sales	(36,831)	(14)	(36,845)
Other dispositions	(57,248)	-	(57,248)
Transfers into Level 2	1,634	-	1,634
Transfers out of Level 2	(55)	-	(55)

Ending balance	$2,529,039	$34,635	$2,563,674

Net unrealized gains	$38,998	$73	$39,071

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Six Months Ended June 30, 2011
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$2,566,774	$33,270	$2,600,044
Included in earnings	2,621	-	2,621
Included in other comprehensive income	35,504	(19)	35,485
Purchases, sales and other dispositions:
Purchases	100,746	1,398	102,144
Sales	(37,834)	(14)	(37,848)
Other dispositions	(127,718)	-	(127,718)
Transfers into Level 2	18,500	-	18,500
Transfers out of Level 2	(29,554)	-	(29,554)

Ending balance	$2,529,039	$34,635	$2,563,674

Net unrealized gains (losses)	$39,131	$(19)	$39,112

	Year Ended December 31, 2010
	Assets
	Fixed maturities available for sale	Equity securities available for sale	Total
Beginning balance	$2,393,258	$32,439	$2,425,697
Included in earnings	254	2	256
Included in other comprehensive income	107,131	116	107,247
Purchases and dispositions	72,999	713	73,712
Net transfers out	(6,868)	-	(6,868)

Ending balance	$2,566,774	$33,270	$2,600,044

Net unrealized gains	$103,635	$189	$103,824

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2011 and year ended December 31, 2010 are summarized below:

	Quarter Ended June 30, 2011
	Assets			Liabilities
	Fixed maturities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$65,004	$1,070	$66,074	$(2,931)
Included in earnings	(17)	1	(16)	143
Included in other comprehensive income	1,195	14	1,209	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	12
Sales	-	-	-	-
Other dispositions	(784)	-	(784)	45
Transfers into Level 3	55	-	55	-
Transfers out of Level 3	(1,634)	-	(1,634)	-

Ending balance	$63,819	$1,085	$64,904	$(2,731)

Net unrealized gains	$1,195	$14	$1,209

	Six Months Ended June 30, 2011
	Assets			Liabilities
	Fixed maturities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	(27)	92	65	(68)
Included in other comprehensive income	475	13	488	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	13
Sales	-	-	-	-
Other dispositions	(3,484)	(200)	(3,684)	123
Transfers into Level 3	29,554	-	29,554	-
Transfers out of Level 3	(18,500)	-	(18,500)	-

Ending balance	$63,819	$1,085	$64,904	$(2,731)

Net unrealized gains	$475	$66	$541

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Year Ended December 31, 2010
	Assets			Liabilities
	Fixed maturities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$52,474	$1,037	$53,511	$(1,642)
Included in earnings	(4)	-	(4)	(1,217)
Included in other comprehensive income	920	143	1,063	-
Purchases and dispositions	(3,159)	-	(3,159)	60
Net transfers in	5,570	-	5,570	-

Ending balance	$55,801	$1,180	$56,981	$(2,799)

Net unrealized gains	$922	$143	$1,065

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3.

The table below is a summary of fair value estimates as of June 30, 2011 and December 31, 2010 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturities available for sale	$2,616,374	$2,616,374	$2,648,888	$2,648,888
Equity securities available for sale	39,631	39,631	38,321	38,321
Mortgage loans	625,275	656,548	559,167	593,418
Policy loans	82,172	82,172	84,281	84,281
Cash and short-term investments	42,980	42,980	21,158	21,158
Separate account assets	345,306	345,306	339,029	339,029

Liabilities:
Individual and group annuities	1,061,320	1,041,028	1,037,331	1,017,135
Supplementary contracts without life contingencies	57,601	56,361	58,012	56,514
Separate account liabilities	345,306	345,306	339,029	339,029

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

4. Investments

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class as of June 30, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,521	$7,937	$164	$129,294
Federal agencies [1]	24,453	2,210	-	26,663
Federal agency issued residential mortgage-backed securities [1]	118,694	10,156	2	128,848

Subtotal	264,668	20,303	166	284,805
Corporate obligations:
Industrial	402,980	30,851	1,532	432,299
Energy	149,814	17,101	56	166,859
Communications and technology	177,755	11,406	194	188,967
Financial	314,505	17,959	2,044	330,420
Consumer	424,210	32,688	1,321	455,577
Public utilities	279,863	28,874	1,549	307,188

Subtotal	1,749,127	138,879	6,696	1,881,310
Corporate private-labeled residential mortgage-backed securities	190,887	2,531	8,752	184,666
Municipal securities	151,343	5,013	977	155,379
Other	104,151	2,940	8,695	98,396
Redeemable preferred stocks	11,735	285	202	11,818

Fixed maturity securities	2,471,911	169,951	25,488	2,616,374
Equity securities	37,569	2,187	125	39,631

Total	$2,509,480	$172,138	$25,613	$2,656,005

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class as of December 31, 2010.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$128,280	$7,180	$318	$135,142
Federal agencies [1]	24,144	1,951	-	26,095
Federal agency issued residential mortgage-backed securities [1]	128,318	9,740	2	138,056

Subtotal	280,742	18,871	320	299,293
Corporate obligations:
Industrial	409,193	26,255	2,930	432,518
Energy	163,237	15,498	224	178,511
Communications and technology	164,499	9,243	796	172,946
Financial	341,520	14,161	5,022	350,659
Consumer	404,152	28,725	2,373	430,504
Public utilities	298,626	27,640	1,466	324,800

Subtotal	1,781,227	121,522	12,811	1,889,938
Corporate private-labeled residential mortgage-backed securities	209,529	2,352	16,826	195,055
Municipal securities	153,813	1,319	3,301	151,831
Other	100,548	5,193	7,739	98,002
Redeemable preferred stocks	14,866	343	440	14,769

Fixed maturity securities	2,540,725	149,600	41,437	2,648,888
Equity securities	36,293	2,165	137	38,321

Total	$2,577,018	$151,765	$41,574	$2,687,209

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale as of June 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$75,480	$77,327
Due after one year through five years	597,228	639,444
Due after five years through ten years	913,384	988,302
Due after ten years	475,527	490,602
Securities with variable principal payments	398,557	408,881
Redeemable preferred stocks	11,735	11,818

	$2,471,911	$2,616,374

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses by asset class for the second quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Gross gains resulting from:
Sales of investment securities	$3,341	$621	$3,652	$1,624
Investment securities called and other	387	868	1,250	1,166

Total gross gains	3,728	1,489	4,902	2,790

Gross losses resulting from:
Sales of investment securities	(1,590)	-	(1,590)	-
Investment securities called and other	(125)	(67)	(179)	(155)
Mortgage loans	-	-	(3)	-

Total gross losses	(1,715)	(67)	(1,772)	(155)
Amortization of DAC and VOBA	(120)	71	(225)	181

Net realized investment gains, excluding impairment losses	1,893	1,493	2,905	2,816

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(238)	(1,458)	(507)	(3,049)
Portion of loss recognized in other comprehensive income	56	134	114	139

Net impairment losses recognized in earnings	(182)	(1,324)	(393)	(2,910)

Realized investment gains (losses)	$1,711	$169	$2,512	$(94)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the second quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Proceeds	$41,398	$2,357	$51,541	$15,086
Gross realized gains	3,341	621	3,652	1,624
Gross realized losses	(1,590)	-	(1,590)	-

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 13 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of June 30, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Income, and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the DAC and VOBA assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of June 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$7,743	$138	$2,014	$26	$9,757	$164
Federal agency issued residential mortgage-backed securities [1]	-	-	296	2	296	2

Subtotal	7,743	138	2,310	28	10,053	166
Corporate obligations:
Industrial	56,997	1,414	4,354	118	61,351	1,532
Energy	6,807	56	-	-	6,807	56
Communications and technology	15,897	194	-	-	15,897	194
Financial	14,192	329	17,693	1,715	31,885	2,044
Consumer	36,981	597	7,203	724	44,184	1,321
Public utilities	14,895	614	10,916	935	25,811	1,549

Total corporate obligations	145,769	3,204	40,166	3,492	185,935	6,696
Corporate private-labeled residential mortgage-backed securities	22,243	105	89,647	8,647	111,890	8,752
Municipal securities	28,802	668	4,469	309	33,271	977
Other	5,355	118	51,362	8,577	56,717	8,695
Redeemable preferred stocks	-	-	3,479	202	3,479	202

Fixed maturity securities	209,912	4,233	191,433	21,255	401,345	25,488

Equity securities	-	-	2,046	125	2,046	125

Total	$209,912	$4,233	$193,479	$21,380	$403,391	$25,613

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $21.4 million as of June 30, 2011, a decrease from $31.2 million as of December 31, 2010. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $8.2 million during the first six months of 2011.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. As of June 30, 2011, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	68 security issues representing 60% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	15 security issues representing 13% of the issues with unrealized losses, including 60% being rated as investment grade, were below cost for one year or more and less than three years; and
•	31 security issues representing 27% of the issues with unrealized losses, including 52% being rated as investment grade, were below cost for three years or more.

As of December 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	130 security issues representing 69% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	18 security issues representing 10% of the issues with unrealized losses, including 56% being rated as investment grade, were below cost for one year or more and less than three years; and
•	39 security issues representing 21% of the issues with unrealized losses, including 49% being rated as investment grade, were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of June 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2011
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$-
Due after one year through five years	22,394	630
Due after five years through ten years	127,367	3,172
Due after ten years	135,889	12,730

Total	285,678	16,532
Securities with variable principal payments	112,188	8,754
Redeemable preferred stocks	3,479	202

Total	$401,345	$25,488

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income.

	Quarter Ended June 30 2011	Six Months Ended June 30 2011
Credit losses on securities held at beginning of period in accumulated other comprehensive income	$11,774	$11,567
Additions for credit losses not previously recognized in other-than- temporary impairment	7	7
Additions for increases in the credit loss for which an other-than- temporary impairment previously was recognized and there was no intent to sell the security before recovery of its amortized cost basis	175	386
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)	(8)

Credit losses on securities held at the end of period in accumulated other comprehensive income	$11,952	$11,952

Mortgage Loans

The Company invests in commercial mortgage loans that are secured by real estate on an ongoing basis. At June 30, 2011, the Company had 18% of its invested assets in commercial mortgage loans, up from 16% at December 31, 2010. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 47 new loans to the portfolio during the first six months of 2011, and 81% of these loans had some amount of recourse requirement. The Company purchased 22 mortgage loans totaling $72.3 million from another institutional lender during the second quarter of 2011. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans. During 2011, the Company originated 25 new loans totaling $27.6 million and 100% of these loans included some amount of recourse. The average loan to value ratio for the overall portfolio was 48% and 49% at June 30, 2011 and December 31, 2010, respectively, based upon the underwriting and appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table summarizes the amount of mortgage loans held by the Company as of June 30, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans were initially originated in prior years.

	Carrying Amount	% of Total
Prior to 2002	$38,580	7%
2003	45,357	7%
2004	34,576	6%
2005	57,828	9%
2006	48,803	8%
2007	40,063	6%
2008	45,185	7%
2009	55,787	9%
2010	147,977	24%
2011	114,529	18%
Allowance for loss	(3,410)	(1%	)

Total	$625,275	100%

The tables below identify mortgage loans by geographic location and property type as of June 30, 2011 and December 31, 2010.

	June 30 2011	December 31 2010
	Carrying Amount	Carrying Amount
Geographic region:
Pacific	$142,301	$134,892
West north central	132,962	122,228
West south central	110,803	106,093
Mountain	78,694	72,871
South atlantic	61,238	50,454
East north central	34,003	30,905
Middle atlantic	46,107	22,975
East south central	22,577	22,159
Allowance for loss	(3,410)	(3,410)

Total	$625,275	$559,167

Property type:
Industrial	$257,045	$263,621
Office	261,076	227,772
Medical	47,546	35,223
Other	63,018	35,961
Allowance for loss	(3,410)	(3,410)

Total	$625,275	$559,167

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the concentration of mortgage loans by state greater than 5% as of June 30, 2011 and December 31, 2010.

	June 30 2011			December 31 2010
	Carrying Amount	% of Total		Carrying Amount	% of Total
California	$124,039	20%		$115,766	21%
Texas	93,303	15%		81,903	15%
Minnesota	67,285	11%		56,537	10%
Florida	28,064	4%		28,770	5%
All others	315,994	51%		279,601	50%
Allowance for loss	(3,410)	(1%	)	(3,410)	(1%	)

Total	$625,275	100%		$559,167	100%

The table below identifies the carrying amount of mortgage loans by maturity as of June 30, 2011.

June 30 2011
Mortgage loans by maturity:
Due in one year or less	$22,464
Due after one year through five years	169,218
Due after five years through ten years	252,147
Due after ten years	184,856
Allowance for loss	(3,410)

Total	$625,275

Commercial mortgage loans in California accounted for 20% of the Company’s commercial mortgage loan portfolio at June 30, 2011. The next largest concentration by state was 15% in Texas. Through this concentration in California, along with other states included in the pacific region, the Company is exposed to potential losses from a regional economic downturn and certain catastrophes, such as earthquakes and fires that may affect certain areas of the region. The Company requires borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. The Company diversifies its commercial mortgage loan portfolio both geographically and by property type to reduce certain catastrophic and economic exposure. However, diversification may not always sufficiently mitigate the risk of such losses. Historically, the delinquency rate of the Company’s pacific region commercial mortgage loans has been substantially below the industry average and consistent with the Company’s experience in other states. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans. However, the Company does consider the potential for earthquake loss if the property lies within areas believed by the Company to be seismically active submarkets and structural information specific to each property. The Company does not expect catastrophe or earthquake damage or economic downturn in the pacific region to have a material adverse effect on its business, financial position, results of operations or cash flows. However, the Company cannot provide assurance that such risks could not have such material adverse effects.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. The Company had commitments to originate mortgage loans of $15.4 million at June 30, 2011 with fixed interest rates ranging from 5.625% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

In the second quarter of 2010 the Company issued a second construction-to-permanent loan in the amount of $1.8 million. At June 30, 2011, $17.8 million had been disbursed for the two construction loans, with no remaining commitments. One project has been completed and has been transitioned to permanent loan status. Construction on the other loan has been completed, but the loan has not yet transitioned to permanent status. In addition, in the first quarter of 2011, the Company issued a third construction-to-permanent loan in the amount of $2.8 million. At June 30, 2011, $0.1 million had been disbursed. At completion and fulfillment of occupancy requirements, the loans will convert to long-term, fixed rate permanent loans.

5. Financing Receivables

The Company has financing receivables as defined in Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” To qualify as a financing receivable, a receivable must have both a specific maturity date, either on demand or on a fixed or determinable date, and it must be recognized as an asset in the Company’s statement of financial position. In addition, certain investments in mortgage loans and policy loans were evaluated to determine whether they meet the definition of a financing receivable.

The table below identifies the Company’s financing receivables by classification amount as of June 30, 2011 and December 31, 2010.

	June 30 2011	December 31 2010
Receivables:
Agent receivables, net (allowance $1,644; $644 - 2010)	$2,124	$2,677
Investment-related financing receivables:
Mortgage loans, net (allowance $3,410; $3,410 - 2010)	625,275	559,167

Total financing receivables	$627,399	$561,844

Agent Receivables

The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These receivables are long-term in nature, are trade receivables with the Company’s sales force, contain specifically agreed contracts and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.7 million as of June 30, 2011 and the Company maintained an allowance for doubtful accounts totaling $1.6 million. Gross agent receivables totaled $3.3 million with an allowance for doubtful accounts of $0.6 million at December 31, 2010. The Company has two types of agent receivables included in this category as follows:

•

Agent specific loans. As of June 30, 2011, these loans totaled $0.5 million with a minimal allowance for doubtful accounts. As of December 31, 2010, agent specific loans totaled $0.3 million and also had a minimal allowance for doubtful accounts.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $3.2 million, and the Company maintained an allowance for doubtful accounts of $1.6 million as of June 30, 2011. Gross agent receivables totaled $3.0 million and the allowance for doubtful accounts was $0.6 million as of December 31, 2010.

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

If a mortgage loan is determined to be on non-accrual status, the Company does not accrue interest income. The loan is independently monitored and evaluated as to potential impairment or foreclosure. This evaluation includes assessing the probability of receiving future cash flows, along with consideration of many of the factors described below. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The following table presents an aging schedule for delinquent payments for both principal and interest as of June 30, 2011 and December 31, 2010, by property type.

		Amount of Payments Past Due
June 30, 2011	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
Industrial	$-	$-	$-	$-	$-
Medical	-	-	-	-	-
Office	3,018	29	-	-	29
Other	-	-	-	-	-

Total	$3,018	$29	$-	$-	$29

December 31, 2010
Industrial	$1,187	$11	$-	$-	$11
Medical	-	-	-	-	-
Office	2,219	22	-	-	22
Other	-	-	-	-	-

Total	$3,406	$33	$-	$-	$33

As of June 30, 2011, there were two mortgage loans that were 30 days past due. Subsequently, payment was received on both of these loans and they were brought current in July 2011. As of December 31, 2010, there were two mortgage loans that were 30 days past due. Subsequently, payment was received on both of these loans and they were brought current in January 2011.

The allowance for losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for credit losses was $3.4 million at June 30, 2011.

The Company monitors and evaluates the allowance for losses on mortgage loans using a process that includes many factors, as detailed in the Financial Receivable–Mortgage Loans section of Note 3–Investments of the Company’s 2010 Form 10-K.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

To the extent the Company’s review and valuation determines a loan is impaired, that amount will be charged to the allowance for loss and the loan balance will be reduced. In the event the property is foreclosed upon, the carrying value will be written down to the lesser of the current fair value or book value of the property with a charge to the allowance for loss and a corresponding reduction to the mortgage loan asset.

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

The following table details the activity of the collectively evaluated allowance for losses on mortgage loans as of June 30, 2011 and December 31, 2010.

	June 30 2011	December 31 2010
Beginning of year	$3,410	$3,410
Additions	-	-
Deductions	-	-

End of year	$3,410	$3,410

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which have not been consolidated at June 30, 2011 and December 31, 2010. The table includes investments in 11 real estate joint ventures and 28 affordable housing real estate joint ventures as of June 30, 2011 and investments in 10 real estate joint ventures and 28 affordable housing real estate joint ventures as of December 31, 2010.

	June 30 2011		December 31 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$35,527	$35,527	$35,089	$35,089
Affordable housing real estate joint ventures	21,049	63,735	21,129	63,444

Total	$56,576	$99,262	$56,218	$98,533

The maximum exposure to loss relating to the real estate joint ventures and affordable housing real estate joint ventures, as shown in the table above, is equal to the carrying amounts plus any unfunded equity commitments, exposure to potential recapture of tax credits, guarantees of debt or other obligations of the VIE with recourse to the Company. Unfunded equity and loan commitments typically require financial or operating performance by other parties and have not yet become due or payable but which may become due in the future. As of June 30, 2011 and December 31, 2010, the Company had $7.9 million and $9.2 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions and operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures as of June 30, 2011 and December 31, 2010 includes $13.7 million and $12.0 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below provides information about comprehensive income for the second quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net unrealized gains (losses) arising during the year	$39,191	$74,414	$39,073	$114,221
Less:
Net realized investment gains (losses), excluding impairment losses	2,013	1,422	3,133	2,635
Other-than-temporary impairment losses recognized in earnings	(238)	(1,458)	(507)	(3,049)
Other-than-temporary impairment losses recognized in other comprehensive income	56	134	114	139

Net unrealized gains (losses) excluding impairment losses	37,360	74,316	36,333	114,496
Effect on DAC and VOBA	(6,897)	(20,842)	(6,830)	(34,901)
Policyholder account balances	(4,628)	(6,769)	(3,511)	(8,650)
Deferred income taxes	(9,042)	(16,347)	(9,097)	(24,831)

Other comprehensive income	16,793	30,358	16,895	46,114
Net income	11,173	10,060	15,964	11,023

Comprehensive income	$27,966	$40,418	$32,859	$57,137

The following table provides accumulated balances related to each component of accumulated other comprehensive income as of June 30, 2011.

	Net Unrealized Gain (Loss) on Non-Impaired Securities	Net Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$122,422	$(12,231)	$(55,980)	$(35,538)	$(7,430)	$(3,436)	$7,807
Other comprehensive income	35,114	1,220	-	(6,830)	(3,511)	(9,098)	16,895

End of period	$157,536	$(11,011)	$(55,980)	$(42,368)	$(10,941)	$(12,534)	$24,702

8. Notes Payable

The Company had no notes payable at June 30, 2011 or December 31, 2010.

As a member of the FHLB with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in the second quarter and $0.1 million for the six-month period ended June 30, 2011. Dividends received were less than $0.1 million in the second quarter and $0.1 million for the six-month period ended June 30, 2010.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2012. The Company anticipates renewing these lines as they come due.

9. Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average numbers of shares outstanding were 11,466,948 and 11,477,127 for the quarters ended June 30, 2011 and 2010, respectively. The average numbers of shares outstanding were 11,467,044 and 11,502,565 for six months ended June 30, 2011 and 2010, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

10. Income Taxes

The second quarter income tax expense was $5.8 million or 34% of income before tax for 2011, versus $5.8 million or 36% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2011 was $8.3 million or 34% of income before tax, versus $7.8 million or 41% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2011 and for the six months ended June 30, 2011 was less than the prevailing corporate federal income tax rate of 35% primarily due to permanent differences, including the dividends-received deduction, which resulted in a tax benefit of approximately 1% of income before tax.

The effective tax rate in the second quarter of 2010 exceeded the prevailing corporate federal income tax rate of 35%. Favorable permanent differences, primarily from the dividends-received deduction, and a decrease in the tax contingency resulted in a benefit of approximately 4% of income before tax. The favorable differences were offset by expense of approximately 5% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the six months ended June 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $1.9 million or 10% of income before tax and include tax credit recapture events. Permanent differences, primarily from the dividends-received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 4% of income before tax.

As of June 30, 2011, the Company had a $1.5 million current tax liability and a $62.4 million deferred tax liability compared to a $0.2 million current tax liability and a $53.3 million deferred tax liability as of December 31, 2010.

Federal income taxes paid during the first six months of 2011 and 2010 were $6.3 million and $2.0 million, respectively.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
Insurance revenues:
Second quarter:	2011	$25,542	$12,246	$16,899	$(134)	$54,553
	2010	31,812	12,955	16,198	(132)	60,833
Six months:	2011	56,274	24,800	33,607	(269)	114,412
	2010	65,340	25,203	32,210	(263)	122,490

Net investment income:
Second quarter:	2011	$41,654	$142	$3,097	$-	$44,893
	2010	40,077	156	3,039	-	43,272
Six months:	2011	83,767	287	6,230	-	90,284
	2010	80,172	307	6,097	-	86,576

Net income (loss):
Second quarter:	2011	$11,145	$(360)	$388	$-	$11,173
	2010	9,338	(338)	1,060	-	10,060
Six months:	2011	17,250	(760)	(526)	-	15,964
	2010	11,238	(872)	657	-	11,023

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

12. Pensions and Other Postretirement Benefits

The following tables provide the components of net periodic benefit cost for the second quarters and six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Quarter Ended June 30		Quarter Ended June 30
	2011	2010	2011	2010
Service cost	$-	$473	$161	$205
Interest cost	1,871	1,819	387	460
Expected return on plan assets	(2,342)	(2,159)	(9)	(11)
Amortization of:
Unrecognized actuarial gain (loss)	896	1,034	4	(57)
Unrecognized prior service cost	-	(142)	(68)	(59)

Net periodic benefit cost	$425	$1,025	$475	$538

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Service cost	$-	$945	$321	$409
Interest cost	3,742	3,637	774	917
Expected return on plan assets	(4,684)	(4,318)	(18)	(22)
Amortization of:
Unrecognized actuarial gain (loss)	1,792	2,068	9	(113)
Unrecognized prior service cost	-	(283)	(136)	(118)

Net periodic benefit cost	$850	$2,049	$950	$1,073

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

No payments were made under this plan during the first six months ended June 30, 2011 and 2010.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The change in accrual for share-based compensation that reduced operating expense in the second quarter of 2011 was $0.1 million, net of tax. The cost of share-based compensation accrued as an operating expense in the second quarter of 2010 was less than $0.1 million, net of tax. The change in accrual for share-based compensation that reduced operating expense in the first six months of 2011 was less than $0.1 million, net of tax. The cost of compensation accrued as an operating expense for the six-month period ended June 30, 2010 was $0.1 million, net of tax.

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

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $88.2 million at June 30, 2011 (December 31, 2010 - $80.3 million) and the guarantee liability was ($2.7) million at June 30, 2011 (December 31, 2010 - ($2.8) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at June 30, 2011 was $0.2 million (December 31, 2010 - $0.3 million).

15. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2011, the Company had purchase commitments to fund mortgage loans and other investments of $23.7 million and sales of real estate investments for $0.2 million. At June 30, 2011, the Company also had a commitment to fund one construction-to-permanent loan of $2.7 million that is subject to the borrower’s performance.

Subsequent to June 30, 2011, the Company has funded $0.1 million of the remaining commitment on the construction-to-permanent loan that was outstanding as of June 30, 2011.

16. Contingent Liabilities

The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.

Similarly, the Company’s retail broker-dealer subsidiary is in an industry that also involves substantial risks of liability. In recent years, litigation and arbitration proceedings involving actions against registered representatives and securities products (including mutual funds, variable annuities, and alternative investments such as real estate investment products, oil and gas investments, etc.) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.

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

18. Subsequent Events

On July 25, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid August 10, 2011 to stockholders of record as of August 4, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2011 and 2010 and the financial condition of the Company as of June 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2010 Form 10-K.

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

General economic conditions may affect future results. Interim results are not indicative of results for the entire year and should be read in conjunction with the Company’s 2010 Form 10-K. Market fluctuations, often extreme in nature, in recent periods have significantly impacted the financial markets and the Company’s investments and revenues. The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions have improved in the most recent reporting periods, but the improvements continue to be uneven and the stressed economic and market environment may persist into the future. The Company is broadly diversified and has high quality investments, as 93% of all fixed maturity securities were rated by national rating organizations as investment grade as of June 30, 2011.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income in the second quarter of 2011 was $11.2 million, an increase of $1.1 million from the same quarter in the prior year. Net income per share was $0.97 per share versus $0.88 per share in the second quarter of 2010. Net income for the first six months of 2011 was $16.0 million, an increase of $4.9 million or 45% compared to last year. Net income per share was $1.39, an increase of $0.43 per share versus the same period one year earlier.

Net income increased in the second quarter of 2011 due to several factors. First, net investment income increased $1.6 million. Second, realized investment gains increased $1.5 million. Third, the amortization of deferred acquisition costs (DAC) decreased $1.5 million. Fourth, interest credited on policyholder account balances decreased $0.8 million. Finally, the Company experienced a decrease in benefit and contract reserves of $5.7 million. Partially offsetting these factors were decreases in immediate annuities sales of $3.5 million and contract charges of $2.9 million, as well as increases in death benefits of $2.2 million and the amortization of the VOBA of $1.0 million.

Contributing to the increase in net income for the six months were increases in both net investment income of $3.7 million and realized investment gains of $2.6 million. Decreases in interest credited on policyholder account balances of $1.5 million and a decrease in benefit and contract reserves of $11.8 million also contributed to the increase in net income. Partially offsetting these favorable items was an increase in death benefits of $5.7 million and declines in immediate annuities sales of $5.9 million, and contract charges of $3.4 million.

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

The Company’s marketing plan for individual products primarily focuses on three main aspects; providing financial security with respect to life insurance; the accumulation of long-term value; and future retirement income needs. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company has placed an emphasis on training and direct support to the field force to assist new agents in their start-up phase, support existing agents to stay abreast of the ever changing regulatory environment, and introduce agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities when they occur.

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

The following tables present gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the second quarters and six months ended June 30, 2011 and 2010. New premiums are detailed by product.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$4,313	5	$4,094	20
Immediate annuities	1,037	(77)	4,562	178
Group life insurance	453	(9)	498	54
Group accident and health insurance	3,367	5	3,207	35

Total new premiums	9,170	(26)	12,361	59
Renewal premiums	36,509	2	35,890	1

Total premiums	45,679	(5)	48,251	12
Reinsurance ceded	(14,878)	6	(14,086)	6

Premiums, net	$30,801	(10)	$34,165	14

	Six Months Ended June 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$8,724	9	$8,028	20
Immediate annuities	3,746	(62)	9,948	66
Group life insurance	947	(16)	1,127	45
Group accident and health insurance	6,991	7	6,534	37

Total new premiums	20,408	(20)	25,637	41
Renewal premiums	71,955	2	70,543	(1)

Total premiums	92,363	(4)	96,180	7
Reinsurance ceded	(27,937)	3	(27,032)	5

Premiums, net	$64,426	(7)	$69,148	8

Consolidated total premiums decreased $2.6 million or 5% in the second quarter of 2011 versus the same period in the prior year, as total new premiums decreased $3.2 million or 26%. However, total renewal premiums increased $0.6 million or 2%. The decrease in new premiums was due to a $3.5 million or 77% decrease in immediate annuities. This decrease was largely the result of elevated sales of this product in 2010 due to the demand of guaranteed benefits by consumers at that time. New individual life insurance premiums increased $0.2 million or 5%, primarily reflecting a 10% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment primarily reflects greater field force productivity and improvement in the expansion of targeted distribution opportunities. New group accident and health premiums increased $0.2 million or 5%, primarily due to increased sales of short-term disability products. The group segment has expanded the use of a third-party marketing organization, specifically in the short-term disability market, which has resulted in increased new sales of this product. The increase in renewal premiums was primarily due to a $0.5 million or 2% increase in individual life sales, largely from the Old American segment.

Consolidated total premiums decreased $3.8 million or 4% for the six months of 2011 versus the same period in the prior year, reflecting a $6.2 million or 62% decrease in new immediate annuity sales. However, total renewal premiums increased $1.4 million or 2% in the six months. The decrease in new immediate annuities was largely the result of elevated sales of this product in 2010 due to the demand of guaranteed benefits by consumers at that time. New individual life insurance premiums increased $0.7 million or 9%, primarily reflecting a 13% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment primarily reflects the continued results of greater field force productivity and improved targeted distribution opportunities. New group accident and health premiums increased $0.5 million or 7%, primarily due to increased sales of short-term disability products. The group segment expanded the use of a third-party marketing organization in 2011, specifically in the short-term disability market, which has resulted in increased new sales of this product. However, the segment has also significantly reinsured the risk associated with this product. The increase in renewal premiums was due to a $0.7 million or 1% increase in individual life sales, primarily from the Old American segment and a $0.5 million or 3% increase in group accident and health premiums from both long-term and short-term disability products.

The following tables reconcile deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$3,750	22	$3,062	44
Variable universal life insurance	268	35	199	(32)
Fixed deferred annuities	18,025	58	11,435	(62)
Variable annuities	6,142	10	5,594	14

Total new deposits	28,185	39	20,290	(46)
Renewal deposits	36,333	-	36,500	16

Total deposits	$64,518	14	$56,790	(18)

	Six Months Ended June 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$6,562	1	$6,498	64
Variable universal life insurance	493	12	440	(37)
Fixed deferred annuities	32,917	47	22,443	(50)
Variable annuities	9,979	(13)	11,517	48

Total new deposits	49,951	22	40,898	(29)
Renewal deposits	72,031	3	69,620	7

Total deposits	$121,982	10	$110,518	(10)

Total new deposits increased $7.9 million or 39% in the second quarter of 2011 compared with the prior year. New deposits for all of the Company’s primary deposit products increased in the second quarter of 2011, led by a $6.6 million or 58% increase in new fixed deferred annuity deposits. In addition, new deposits of universal life products increased $0.7 million or 22% and variable life and annuity deposits increased $0.6 million or 11%. The increase in new fixed deferred annuity deposits can be largely attributed to the availability of a new rider offered by the Company, which added to sales during the first half of 2011. Total renewal deposits were flat for the second quarter of 2011 compared with the same period one year ago. Fixed deferred annuity renewal deposits increased $0.2 million or 2%, which was offset by a decrease in renewal variable annuity deposits.

Total new deposits increased $9.1 million or 22% in the first six months of 2011 compared with the prior year. This increase was driven by fixed deferred annuity sales, which increased $10.5 million or 47% in the first half of 2011. Universal life and variable universal life products increased 1% and 12%, respectively, for the six months of 2011. However, new variable annuity deposits decreased $1.5 million or 13%. Total renewal deposits increased $2.4 million or 3% in the first six months of 2011. The increase in renewal deposits was also driven by the increase in deposits of fixed deferred annuities, which increased $2.2 million or 14%, and by variable annuity deposits, which increased $0.7 million or 13%. New universal life deposits were flat and variable universal life deposits decreased $0.4 million or 6% in the first half of 2011.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the second quarter of 2011, total insurance revenues decreased $6.3 million or 10%, reflecting a $3.4 million or 10% decrease in net premiums and a $2.9 million or 11% decrease in contract charges. Total immediate annuity premiums decreased $3.5 million or 77%, however, total individual life premiums and total accident and health premiums increased $0.8 million and $0.2 million, respectively, versus the prior year. In addition, reinsurance ceded increased $0.8 million or 6% in the second quarter, largely from new short-term disability sales.

Insurance revenues for the six months of 2011 decreased $8.1 million or 7%, largely from a decrease in immediate annuities of $5.9 million or 60% and a decrease in contract charges of $3.4 million or 6% compared to the first half of 2010. Total individual life premiums increased $1.4 million or 2%, primarily reflecting an increase from the Old American segment. Accident and health premiums increased $0.8 million or 3%, largely driven from disability sales from the Group segment. Partially offsetting the increase in life and accident and health sales was an increase in reinsurance ceded. Reinsurance ceded increased largely due to an increase in Group accident and health disability sales.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges. Certain contract charges for universal life, deposit or investment products are not recognized in income immediately but are deferred and amortized into income in proportion to the expected future gross profits of the business, in a manner similar to DAC. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment. Unlocking adjustments occurred in both the second quarters of 2011 and 2010 and are discussed below.

Total contract charges on all blocks of business decreased $2.9 million or 11% in the second quarter of 2011 compared to the second quarter of 2010. In addition, total contract charges decreased $3.4 million or 6% in the first half of 2011 compared to the same period in 2010. Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. In addition, contract charges, specifically deferred revenues, can be impacted by unlocking adjustments. The results in both the second quarter and the six months of 2011 were impacted by all three factors.

Contract charges on closed blocks of business decreased $0.5 million or 6% in the second quarter and $0.9 million or 5% for the first six months. Surrender charges from the closed blocks declined slightly in both the second quarter and six months, reflecting reduced surrenders over this period on these closed blocks. Surrender charges on ongoing blocks also decreased over the same periods. The cost of insurance charges and expense loads were flat for the second quarter and six months on ongoing business and down slightly on closed blocks. These closed blocks of business reflect policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales and has the intent of servicing to achieve long-term purchased profit streams. Total contract charges on these closed blocks were approximately one-third of total consolidated contract charges for both the second quarter and six months of both periods presented.

An additional component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Income in concert with the future expected gross profits, similar to the amortization of DAC.

Unlocking or other events may also have an impact on future expected gross profits on products and policies. If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades. These items are applied to the appropriate financial statement line items similar to unlocking adjustments.

At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had an unlocking in the DRL in both the second quarters of 2011 and 2010. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.8 million. The 2010 unlocking adjustment reflected actual experience from mortality results, premium persistency, and surrender rates that had emerged. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the second quarter of 2010 in the amount of $1.1 million.

The Company’s refinement in methodology in 2011 was less than $0.1 million. However, in 2010, the Company had a refinement in methodology that resulted in a change in estimate. The Company refined its methodology, primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded increased $0.8 million or 6% in the second quarter as compared to the same period in 2010. Reinsurance ceded for the six months increased $0.9 million or 3% compared with the prior year. Reinsurance ceded for the Individual Insurance segment decreased 1% in both the second quarter and six months. The Group segment experienced a $1.0 million or 45% increase in reinsurance ceded in the second quarter, largely due to increased disability sales from a third-party arrangement where the risk is 100% reinsured. Reinsurance ceded for the Old American segment declined 16% in the second quarter of 2011 and 12% for the six months of 2011, reflecting the continued runoff of a large closed block of reinsured business.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans. Gross investment income increased $1.6 million or 4% in the second quarter of 2011, compared with the same period in 2010. Gross investment income for the six months increased $4.0 million or 4% versus 2010. This overall improvement resulted from both an increase in average invested assets and higher yields earned, including increased mortgage loan holdings in 2011 and an improvement in the market value of an alternative investment fund.

Fixed maturity securities provided a majority of the Company’s investment income during the second quarter ended June 30, 2011. Income on these investments declined $0.4 million in both the second quarter and six months, as the variance from rate declines were partially offset by a slight increase in average volume.

Investment income from mortgage loans increased approximately $1.6 million in the second quarter of 2011 compared to the same period in 2010. Investment income from mortgage loans increased $3.1 million for the six months compared to the six months of 2010. These improvements were largely the result of higher mortgage loan portfolio holdings in 2011 compared to 2010, as the Company significantly increased the mortgage loan balance through purchases made during both the second through fourth quarters of 2010 and in the second quarter of 2011. During 2010, the Company purchased approximately $84.6 million in mortgage loans, and the Company purchased another $72.3 million in mortgage loans during the second quarter of 2011. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans.

In addition, the market value improved on an alternative investment fund, which resulted in an increase of investment income of $0.3 million in the second quarter of 2011 compared to the prior year and $0.9 million for the six months of 2011 versus the prior year.

Net investment income is stated net of investment expenses. Investment expenses decreased less than $0.1 million or 1% in the second quarter of 2011 compared to the same period in 2010 and increased $0.3 million in the six months of 2011 versus the same period of the prior year. These variances can largely be attributed to real estate expenses. In the second quarter real estate expenses were flat. For the six months, real estate expenses increased as a result of additional expense associated with tenant improvements earlier in 2011.

The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Gross gains resulting from:
Sales of investment securities	$3,341	$621	$3,652	$1,624
Investment securities called and other	387	868	1,250	1,166

Total gross gains	3,728	1,489	4,902	2,790

Gross losses resulting from:
Sales of investment securities	(1,590)	-	(1,590)	-
Investment securities called and other	(125)	(67)	(179)	(155)
Mortgage loans	-	-	(3)	-

Total gross losses	(1,715)	(67)	(1,772)	(155)
Amortization of DAC and VOBA	(120)	71	(225)	181

Net realized investment gains, excluding impairment losses	1,893	1,493	2,905	2,816

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(238)	(1,458)	(507)	(3,049)
Portion of loss recognized in other comprehensive income	56	134	114	139

Net impairment losses recognized in earnings	(182)	(1,324)	(393)	(2,910)

Realized investment gains (losses)	$1,711	$169	$2,512	$(94)

The Company recorded a net realized investment gain of $1.7 million in the second quarter of 2011, compared with a $0.2 million net realized investment gain in the second quarter of 2010. During the second quarter of 2011, investment losses of $0.2 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. These were offset by $3.3 million in gains from the sale of investment securities and $0.4 million in gains from investment securities called and other. Of the gains on sale of investment securities, $2.6 million was realized on the sale of two securities that had been previously written down due to other-than-temporary impairment. In the above table, investment securities called and other includes, but is not limited to, principal paydowns and sinking funds.

Net realized investment gains for the first six months totaled $2.5 million in 2011 compared to a $0.1 million net investment loss in 2010. Investment losses of $0.4 million were due to write-downs of investment securities that were considered other-than-temporarily impaired during the six months, including $0.2 million from the second quarter and $0.2 million from the first quarter of 2011. These were offset by $3.7 million in gains from the sale of investment securities and $1.2 million in gains from investment securities called and other.

The Company’s analysis of securities for the second quarter ended June 30, 2011 resulted in the determination that six fixed-maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million due to credit impairments. Four of these six securities accounted for all of the other-than-temporary impairments in the first quarter of 2011. All of the securities with other-than-temporary impairments in both the second quarter and six months were residential mortgage-backed securities that had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.3 million in the first quarter and $0.2 million in the second quarter of 2011, including $0.1 million in both the first and second quarters of 2011 that were determined to be non-credit and recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $49.3 million.

The following tables summarize securities with other-than-temporary impairments recognized in earnings by business segment during the first two quarters and six months of 2011 and 2010 by asset class:

	Quarter Ended March 31 2011	Quarter Ended June 30 2011	Six Months Ended June 30 2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188	$164	$352
Old American	23	18	41

Total	211	182	393

Segment detail:
Individual Insurance	188	164	352
Old American	23	18	41

Consolidated total	$211	$182	$393

	Quarter Ended March 31 2010	Quarter Ended June 30 2010	Six Months Ended June 30 2010
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$737	$366	$1,103
Old American	109	18	127
Other:
Individual Insurance	740	807	1,547
Old American	-	133	133

Total	1,586	1,324	2,910

Segment detail:
Individual Insurance	1,477	1,173	2,650
Old American	109	151	260

Consolidated total	$1,586	$1,324	$2,910

The following table provides detail regarding six individual investment securities that were written down through earnings during the first six months of 2011 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Other - 6 securities	352	41	393

Total	$352	$41	$393

The following table provides detail regarding 12 individual investment securities that were written down through earnings during the first six months of 2010 by business segment, of which one security exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Securitization of U.S. government guaranteed student loans	$599	$-	$599	Liquidation of the security by the trustees, at the direction of a majority of bondholders.
Other - 11 securities	2,051	260	2,311

Total	$2,650	$260	$2,910

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

The following table provides information regarding fixed maturity and equity securities by asset class as of June 30, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$129,294	5%	$119,537	$7,937	$9,757	$164
Federal agencies [1]	26,663	1%	26,663	2,210	-	-
Federal agency issued residential mortgage-backed securities [1]	128,848	5%	128,552	10,156	296	2

Subtotal	284,805	11%	274,752	20,303	10,053	166
Corporate obligations:
Industrial	432,299	16%	370,948	30,851	61,351	1,532
Energy	166,859	6%	160,052	17,101	6,807	56
Communications and technology	188,967	7%	173,070	11,406	15,897	194
Financial	330,420	12%	298,535	17,959	31,885	2,044
Consumer	455,577	17%	411,393	32,688	44,184	1,321
Public utilities	307,188	12%	281,377	28,874	25,811	1,549

Subtotal	1,881,310	70%	1,695,375	138,879	185,935	6,696
Corporate private-labeled residential mortgage-backed securities	184,666	7%	72,776	2,531	111,890	8,752
Municipal securities	155,379	6%	122,108	5,013	33,271	977
Other	98,396	4%	41,679	2,940	56,717	8,695
Redeemable preferred stocks	11,818	-	8,339	285	3,479	202

Fixed maturity securities	2,616,374	98%	2,215,029	169,951	401,345	25,488
Equity securities	39,631	2%	37,585	2,187	2,046	125

Total	$2,656,005	100%	$2,252,614	$172,138	$403,391	$25,613

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class as of December 31, 2010.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$135,142	5%	$125,273	$7,180	$9,869	$318
Federal agencies [1]	26,095	1%	26,095	1,951	-	-
Federal agency issued residential mortgage-backed securities [1]	138,056	5%	137,759	9,740	297	2

Subtotal	299,293	11%	289,127	18,871	10,166	320
Corporate obligations:
Industrial	432,518	16%	352,700	26,255	79,818	2,930
Energy	178,511	7%	170,663	15,498	7,848	224
Communications and technology	172,946	6%	134,184	9,243	38,762	796
Financial	350,659	13%	261,745	14,161	88,914	5,022
Consumer	430,504	16%	347,883	28,725	82,621	2,373
Public utilities	324,800	12%	296,241	27,640	28,559	1,466

Subtotal	1,889,938	70%	1,563,416	121,522	326,522	12,811
Corporate private-labeled residential mortgage-backed securities	195,055	7%	98,474	2,352	96,581	16,826
Municipal securities	151,831	6%	62,887	1,319	88,944	3,301
Other	98,002	4%	38,135	5,194	59,867	7,739
Redeemable preferred stocks	14,769	1%	9,818	342	4,951	440

Fixed maturity securities	2,648,888	99%	2,061,857	149,600	587,031	41,437
Equity securities	38,321	1%	36,287	2,165	2,034	137

Total	$2,687,209	100%	$2,098,144	$151,765	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

As of December 31, 2010, the Company had $41.6 million in gross unrealized losses on investment securities which were offset by $151.8 million in gross unrealized gains. As of June 30, 2011, the Company’s unrealized losses on investment securities had decreased to $25.6 million and were offset by $172.1 million in gross unrealized gains. As of June 30, 2011, 26% of the gross unrealized losses were in the category of corporate obligations. The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, 34% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, also due to the troubled residential real estate and mortgage markets. As of June 30, 2011, 85% of the total fair value of the fixed maturities portfolio had unrealized gains, up from 78% at December 31, 2010.

The following table identifies fixed maturity securities available for sale by rating.

	June 30, 2011		December 31, 2010
Equivalent S&P Rating	Fair Value	% of Total	Fair Value	% of Total
AAA	$476,361	18%	$511,854	19%
AA	297,832	11%	278,850	11%
A	757,790	29%	780,919	30%
BBB	908,778	35%	905,540	34%

Total investment grade	2,440,761	93%	2,477,163	94%
BB	46,756	2%	56,973	2%
B and below	128,857	5%	114,752	4%

Total below investment grade	175,613	7%	171,725	6%

	$2,616,374	100%	$2,648,888	100%

As of June 30, 2011, 93% of all fixed maturity securities were investment grade. This is a decline from 94% at December 31, 2010.

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

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 13 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of June 30, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows as of June 30, 2011 and December 31, 2010, respectively. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	June 30, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	6.2%	40%	52%	10.0%	13.0%
2005	5.2%	13.1%	39%	84%	6.0%	11.0%
2006	15.0%	15.0%	87%	87%	8.0%	8.0%
2007	8.6%	8.6%	58%	58%	8.0%	8.0%

	December 31, 2010
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	4.6%	45%	45%	10.0%	10.0%
2005	4.9%	12.3%	46%	69%	6.0%	11.0%
2006	18.0%	18.0%	84%	84%	8.0%	8.0%
2007	8.7%	8.7%	60%	60%	8.0%	8.0%

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities as part of the analysis of potential other-than-temporary-impairment of securities as of June 30, 2011.

				Cumulative
				Non-Credit
				Impairment
	Amortized Cost as	OTTI	Cumulative	Recorded in
	of June 30, 2011	Recognized	OTTI	AOCI as of
	After OTTI	During 2011	Recognized	June 30, 2011
Written down	$76,312	$393	$17,309	$13,590
Not written down	$139,097	$-	$-	$(3,157)

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities as part of the analysis of potential other-than-temporary-impairment of securities as of December 31, 2010.

				Cumulative
				Non-Credit
				Impairment
	Amortized Cost as	OTTI	Cumulative	Recorded in
	of December 31, 2010	Recognized	OTTI	AOCI as of
	After OTTI	During 2010	Recognized	December 31, 2010
Written down	$68,274	$1,936	$16,802	$13,476
Not written down	$167,044	$-	$-	$6,046

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. As of June 30, 2011, the fair value of investments with subprime residential mortgage exposure was $18.6 million with a related $4.5 million unrealized loss. As of December 31, 2010, the Company had investments with subprime residential mortgage exposure of $19.6 million and a related $4.9 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets as of both June 30, 2011 and December 31, 2010. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of June 30, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$46,759	$45,355	$1,404
2004	31,843	30,826	1,017
2005	4,186	4,400	(214)
2006	-	-	-
2007	-	-	-

Total investment grade	82,788	80,581	2,207

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	36,074	36,665	(591)
2005	74,149	85,195	(11,046)
2006	7,477	7,638	(161)
2007	4,488	5,330	(842)

Total below investment grade	122,188	134,828	(12,640)

Other Structured Securities:
Investment grade	60,674	59,614	1,060
Below investment grade	16,159	18,578	(2,419)

Total other	76,833	78,192	(1,359)

Total structured securities	$281,809	$293,601	$(11,792)

[1]	This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2010.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$57,811	$55,929	$1,882
2004	72,031	74,725	(2,694)
2005	4,107	4,559	(452)
2006	-	-	-
2007	-	-	-

Total investment grade	133,949	135,213	(1,264)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	70,721	86,382	(15,661)
2006	6,314	8,079	(1,765)
2007	4,812	5,644	(832)

Total below investment grade	81,847	100,105	(18,258)

Other Structured Securities:
Investment grade	55,189	53,347	1,842
Below investment grade	20,143	19,229	914

Total other	75,332	72,576	2,756

Total structured securities	$291,128	$307,894	$(16,766)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $11.8 million as of June 30, 2011, compared to $16.8 million as of December 31, 2010. Total unrealized losses on these securities as a percent of total amortized cost totaled 4% as of June 30, 2011, a slight improvement from 5% as of year-end 2010.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of June 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$7,743	$138	$2,014	$26	$9,757	$164
Federal agency issued residential mortgage-backed securities [1]	-	-	296	2	296	2

Subtotal	7,743	138	2,310	28	10,053	166
Corporate obligations:
Industrial	56,997	1,414	4,354	118	61,351	1,532
Energy	6,807	56	-	-	6,807	56
Communications and technology	15,897	194	-	-	15,897	194
Financial	14,192	329	17,693	1,715	31,885	2,044
Consumer	36,981	597	7,203	724	44,184	1,321
Public utilities	14,895	614	10,916	935	25,811	1,549

Total corporate obligations	145,769	3,204	40,166	3,492	185,935	6,696
Corporate private-labeled residential mortgage-backed securities	22,243	105	89,647	8,647	111,890	8,752
Municipal securities	28,802	668	4,469	309	33,271	977
Other	5,355	118	51,362	8,577	56,717	8,695
Redeemable preferred stocks	-	-	3,479	202	3,479	202

Fixed maturity securities	209,912	4,233	191,433	21,255	401,345	25,488

Equity securities	-	-	2,046	125	2,046	125

Total	$209,912	$4,233	$193,479	$21,380	$403,391	$25,613

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $21.4 million as of June 30, 2011, a decrease from $31.2 million as of December 31, 2010. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $8.1 million during the first six months of 2011.

In addition, the Company considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. As of June 30, 2011, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	68 security issues representing 60% of the issues with unrealized losses, including 93% being rated as investment grade, were below cost for less than one year;
•	15 security issues representing 13% of the issues with unrealized losses, including 60% being rated as investment grade, were below cost for one year or more and less than three years; and
•	31 security issues representing 27% of the issues with unrealized losses, including 52% being rated as investment grade, were below cost for three years or more.

As of December 31, 2010, the Company had unrealized losses on its investment portfolio for fixed maturities and equity securities as follows:

•	130 security issues representing 69% of the issues with unrealized losses, including 94% being rated as investment grade, were below cost for less than one year;
•	18 security issues representing 10% of the issues with unrealized losses, including 56% being rated as investment grade, were below cost for one year or more and less than three years; and
•	39 security issues representing 21% of the issues with unrealized losses, including 49% being rated as investment grade, were below cost for three years or more.

The total number of fixed maturities and equity securities with unrealized losses decreased from 187 as of December 31, 2010 to 114 as of June 30, 2011. These results were primarily due to two factors. First, the Company continues to purchase high quality investments. Second, the economy and financial markets have continued to improve and interest rates have moved lower since December 31, 2010.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$299,636	$291,963	$7,673
Unrealized losses of 20% or less and greater than 10%	43,371	38,705	4,666

Subtotal	343,007	330,668	12,339

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	908	615	293

Total investment grade	908	615	293

Below investment grade
Less than twelve months	4,195	3,205	990
Twelve months or greater	-	-	-

Total below investment grade	4,195	3,205	990

Unrealized losses greater than 20%	5,103	3,820	1,283

Subtotal	348,110	334,488	13,622

Securities owned with realized impairment:
Unrealized losses of 10% or less	27,847	25,891	1,956
Unrealized losses of 20% or less and greater than 10%	29,235	25,398	3,837

Subtotal	57,082	51,289	5,793

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	12,703	9,441	3,262
Twelve months or greater	11,109	8,173	2,936

Total below investment grade	23,812	17,614	6,198

Unrealized losses greater than 20%	23,812	17,614	6,198

Subtotal	80,894	68,903	11,991

Total	$429,004	$403,391	$25,613

	December 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$480,498	$465,414	$15,084
Unrealized losses of 20% or less and greater than 10%	71,101	61,718	9,383

Subtotal	551,599	527,132	24,467

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	5,908	4,458	1,450

Total investment grade	5,908	4,458	1,450

Below investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total below investment grade	-	-	-

Unrealized losses greater than 20%	5,908	4,458	1,450

Subtotal	557,507	531,590	25,917

Securities owned with realized impairment:
Unrealized losses of 10% or less	5,642	5,217	425
Unrealized losses of 20% or less and greater than 10%	16,073	14,009	2,064

Subtotal	21,715	19,226	2,489

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	13,366	10,629	2,737
Twelve months or greater	38,051	27,620	10,431

Total below investment grade	51,417	38,249	13,168

Unrealized losses greater than 20%	51,417	38,249	13,168

Subtotal	73,132	57,475	15,657

Total	$630,639	$589,065	$41,574

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of June 30, 2011.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$67,393	17%	$4,179	17%
AA	69,036	17%	2,817	11%
A	56,352	14%	1,689	7%
BBB	73,787	18%	2,657	10%

Total investment grade	266,568	66%	11,342	45%
BB	20,441	5%	871	3%
B and below	114,336	29%	13,275	52%

Total below investment grade	134,777	34%	14,146	55%

	$401,345	100%	$25,488	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2010.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$101,883	17%	$5,105	12%
AA	99,017	17%	4,260	10%
A	113,304	19%	4,486	11%
BBB	156,809	27%	6,881	17%

Total investment grade	471,013	80%	20,732	50%
BB	16,456	3%	1,399	3%
B and below	99,562	17%	19,306	47%

Total below investment grade	116,018	20%	20,705	50%

	$587,031	100%	$41,437	100%

As of June 30, 2011, 66% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 80% at December 31, 2010. In addition, 45% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of June 30, 2011, compared to 50% as of December 31, 2010.

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of June 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2011
	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$28	$-
Due after one year through five years	22,394	630
Due after five years through ten years	127,367	3,172
Due after ten years	135,889	12,730

Total	285,678	16,532
Securities with variable principal payments	112,188	8,754
Redeemable preferred stocks	3,479	202

Total	$401,345	$25,488

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months as of June 30, 2011. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

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

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned as of June 30, 2011 had a fair value of $77.9 million with a net unrealized loss of $11.0 million.

The Company evaluated the current status of all investments previously written-down to determine whether the Company believes that these investments continue to be credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first six months of 2011 or 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors as of June 30, 2011. The Company’s indirect exposure to financial guarantors totaled $38.9 million, which was 1% of the Company’s investment assets as of June 30, 2011. The unrealized losses on these investments totaled $0.1 million as of June 30, 2011.

Other Revenues

Other revenues consist of supplementary contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC), investments by a subsidiary of the Company and fees charged on products and sales from the Company’s broker dealer subsidiary. Other revenues increased $0.4 million in both the second quarter and six months of 2011 compared to the same periods one year earlier, primarily due to increased revenues from the broker dealer subsidiary.

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

Policyholder benefits decreased $3.8 million or 9% in the second quarter of 2011 compared to the same period one year earlier. The reduction in 2011 largely resulted from a decrease in benefit and contract reserves, which declined $5.7 million compared to one year earlier. The change in benefit and contract reserves can largely be attributed to two factors, including reserves released as a result of increased net death benefits and a decrease in sales of immediate annuities of $3.5 million. Death benefits, net of reinsurance ceded, increased $2.2 million.

Policyholder benefits decreased $6.3 million or 7% in the six months of 2011 versus the prior year. This reduction was largely due to a decrease in benefit and contract reserves, which declined $11.8 million compared to the same period one year ago. The decrease in benefit and contract reserves is primarily due to a reduction in sales of immediate annuities of $5.9 million and reserves released on increased net death benefits. Death benefits, net of reinsurance ceded increased $5.7 million versus the prior year.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. As of June 30, 2011, the fair value of the liability increased $0.1 million compared to the fair value as of December 31, 2010. However, compared to the change in fair value during the first six months of the prior year, the impact of the change in fair value during the first six months of 2011 was a decrease in liability of $0.7 million. These fluctuations are the result of returns in the capital markets and declines in risk-free swap rates offset by increases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million as of June 30, 2011, down slightly from December 31, 2010.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.8 million or 4% in the second quarter of 2011 compared with the same period one year earlier. Interest credited to policyholder account balances decreased $1.5 million for the six months versus the prior year. The decline in interest credited for both periods was due to reduced crediting rates.

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

The amortization of DAC decreased $1.5 million or 68% in the second quarter of 2011 compared to one year ago. The amortization of DAC decreased $0.8 million in the six months of 2011 versus the prior year. This decrease was primarily the result of an unlocking of the Company’s assumptions on certain universal life and deposit type products. The Company considered its assumptions associated with this business, along with the impact of reinsurance, where applicable. The Company unlocked assumptions in the second quarter of 2011, resulting in an increase in the DAC asset of $8.2 million. The unlocking was the result of several factors, the largest of which was associated with future mortality experience including the use of a new industry mortality table and the corresponding reinsurance.

The Company also had an unlocking in the second quarter of 2010 that resulted in an increase to the DAC asset and a corresponding decrease in the amortization of DAC during the second quarter 2010 in the amount of $5.8 million. This unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products. The 2010 unlocking adjustment reflected actual experience from mortality results that had emerged and which had been better than assumed in expected future profits previously established. The unlocking of the 2010 mortality assumption on the variable universal life product also included a change to a more recent industry mortality table. In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products in the second quarter of 2010.

In addition to unlocking, the Company had an adjustment in the amortization of DAC associated with a software enhancements to its DAC modeling system and plan specific refinements. These refinements impacted the calculation of future gross profit assumptions and the DAC amortization. The effect of the change in estimate was a decrease in the DAC asset and an increase in current period DAC amortization of $0.5 million in the second quarter of 2011.

Also in the second quarter of 2010, the Company refined its estimate as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its projection of future expected gross profits on investment-type contracts which impacted the calculation of DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a decrease in current period DAC amortization of $1.1 million.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the successful sales of certain products. As such, not all commissions are capitalized and are thus an expense in the period. Commissions in excess of capitalized commissions were $1.8 million in the second quarter of 2011 compared with $1.2 million in 2010 and were $3.3 million in the six months of 2011 compared with $2.7 million in 2010. Home office operating expenses increased $0.5 million or 2% in the second quarter of 2011 compared to last year. This increase was primarily the result of a $0.3 million increase in an allowance for doubtful accounts on agent receivables, a $0.6 million increase in agent meeting and support expenses, a $0.3 million increase in software and depreciation costs and a $0.2 million increase in expenses related to third party administration costs associated with certain group products. Partially offsetting these items, pension expense decreased $0.7 million and expenses related to required statutory triennial insurance examinations and guaranty associate payments decreased $0.4 million. Home office operating expenses in the six months decreased $0.2 million or less than 1% compared to the same period in the prior year. Decreases in salaries and benefits were largely offset by agent benefits, including a $0.9 million increase in an allowance for doubtful accounts on agent receivables. In addition, reductions in taxes, licenses and fees were offset by an increase in legal fees, agent meeting expenses and expenses from third party administration costs associated with certain group products.

The amortization of VOBA is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA in the second quarter and six months of 2011 increased $1.0 million or 67% and $1.0 million or 32%, respectively. The Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in both the second quarter and the six months. The unlocking adjustment reflected changes in interest rates, premiums and persistency of the closed block of business. There were no VOBA unlocking adjustments in the second quarter or six months of 2010.

Income Taxes

The second quarter income tax expense was $5.8 million or 34% of income before tax for 2011, versus $5.8 million or 36% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2011 was $8.3 million or 34% of income before tax, versus $7.8 million or 41% of income before tax for the prior year period.

The effective income tax rate in the second quarter of 2011 and for the six months ended June 30, 2011 was less than the prevailing corporate federal income tax rate of 35% primarily due to permanent differences, including the dividends-received deduction, which resulted in a tax benefit of approximately 1% of income before tax.

The effective tax rate in the second quarter of 2010 exceeded the prevailing corporate federal income tax rate of 35%. Favorable permanent differences, primarily from the dividends-received deduction and a decrease in the tax contingency resulted in a benefit of approximately 4% of income before tax. The favorable differences were offset by expense of approximately 5% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the six months ended June 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $1.9 million or 10% of income before tax and include tax credit recapture events. Permanent differences, primarily from the dividends-received deduction and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 4% of income before tax.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$1,790	$5,144	$6,288	$11,998
Contract charges	23,752	26,668	49,986	53,342

Total insurance revenues	25,542	31,812	56,274	65,340
Investment revenues:
Net investment income	41,654	40,077	83,767	80,172
Realized investment gains, excluding impairment losses	2,017	1,367	2,940	2,307
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(216)	(1,302)	(450)	(2,844)
Portion of impairment losses recognized in other comprehensive income	52	129	98	194

Net impairment losses recognized in earnings	(164)	(1,173)	(352)	(2,650)

Total investment revenues	43,507	40,271	86,355	79,829
Other revenues	2,620	2,266	4,986	4,608

Total revenues	71,669	74,349	147,615	149,777

Policyholder benefits	20,139	23,715	45,024	51,614
Interest credited to policyholder account balances	20,766	21,540	41,247	42,740
Amortization of deferred acquisition costs	(2,214)	(705)	3,483	5,001
Operating expenses	16,062	15,121	31,607	31,310

Total benefits and expenses	54,753	59,671	121,361	130,665

Income before income tax expense	16,916	14,678	26,254	19,112

Income tax expense	5,771	5,340	9,004	7,874

Net income	$11,145	$9,338	$17,250	$11,238

Net income for this segment was $11.1 million in the second quarter of 2011, an increase of $1.8 million from the second quarter of 2010. The largest factors in this improvement were increases in net investment income of $1.6 million, realized investment gains of $1.7 million, and decreases in benefit and contract reserves of $5.6 million, decreases in the amortization of DAC of $1.5 million, and operating expenses of $0.3 million. Partially offsetting these favorable items were decreases in the sales of immediate annuities of $3.5 million and contract charges of $2.9 million, an increase in death benefits, net of reinsurance of $1.3 million, and the amortization of VOBA of $1.1 million.

Net income for this segment was $17.3 million in the first six months of 2011, an increase of $6.0 million from the first six months of 2010. The largest factors in this improvement were increases in net investment income of $3.6 million, realized investment gains of $2.9 million, and decreases in benefit and contract reserves of $11.4 million, interest credited to policyholder account balances of $1.5 million, and decreases in the amortization of DAC of $1.5 million and operating expenses of $0.5 million. Partially offsetting these favorable items were decreases in the sales of immediate annuities of $5.9 million, reduced contract charges of $3.4 million, an increase in death and other benefits, net of reinsurance of $3.3 million, reduced amortization of VOBA of $1.2 million, and lower income tax expense of $1.1 million.

Total insurance revenues for this segment decreased $6.3 million or 20% in the second quarter of 2011 compared with the same period in the prior year. Total premiums, net of reinsurance, decreased $3.4 million or 65%, reflecting a $3.5 million or 77% decline in immediate annuities in the second quarter of 2011 versus the same period last year. Contract charges decreased $2.9 million or 11%, primarily due to an unlocking adjustment which increased the Company’s deferred revenue liability by $1.8 million in the second quarter of 2011. The Company changed an estimated future gross profit assumption pertaining to the mortality assumption of a product line, which prompted the unlocking adjustment. In 2010, the Company decreased its deferred revenue liability $0.6 million, as a result of both a system conversion adjustment and an unlocking of assumptions of the estimated future gross profits. The unlocking in 2010 was primarily associated with the mortality assumption of a product line.

Insurance revenues for this segment decreased $9.1 million for the six months, primarily due to two factors. First, sales of immediate annuities declined $5.9 million in the six months compared to the prior year. Second, contract charges declined $3.4 million, largely due to the unlocking adjustment on deferred revenues of $1.8 million in the second quarter. In addition, to the unlocking adjustment, contract charges on closed blocks decreased $0.9 million in the six months, reflecting the continued runoff of these blocks of business. In addition, surrender charges on open blocks of business declined $0.4 million in the six months. The unlocking changes noted above, also impact the six months’ results in the same fashion.

An additional component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Income in concert with the future expected gross profits, similar to the amortization of DAC.

Unlocking or other events may also have an impact on future expected gross profits on products and policies. If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades. These items are applied to the appropriate financial statement line items similar to unlocking adjustments.

At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had an unlocking in the DRL in the second quarters of both 2011 and 2010. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.8 million. The 2010 unlocking adjustment reflected actual experience from mortality results, premium persistency, and surrender rates that had emerged. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in the second quarter of 2010 in the amount of $1.1 million.

The Company’s refinement in methodology in 2011 was less than $0.1 million. However, in 2010, the Company had a refinement in methodology that resulted in a change in estimate. The Company refined its methodology, primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.5 million.

The following tables present gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the second quarters and six months ended June 30, 2011 and 2010. New premiums are detailed by product.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$1,219	(5)	$1,281	(4)
Immediate annuities	1,037	(77)	4,562	178

Total new premiums	2,256	(61)	5,843	97
Renewal premiums	10,607	1	10,463	-

Total premiums	12,863	(21)	16,306	21
Reinsurance ceded	(11,073)	(1)	(11,162)	4

Premiums, net	$1,790	(65)	$5,144	87

	Six Months Ended June 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$2,589	-	$2,588	(2)
Immediate annuities	3,746	(62)	9,948	66

Total new premiums	6,335	(49)	12,536	45
Renewal premiums	21,028	1	20,755	1

Total premiums	27,363	(18)	33,291	14
Reinsurance ceded	(21,075)	(1)	(21,293)	4

Premiums, net	$6,288	(48)	$11,998	38

Total new premiums for this segment decreased $3.6 million or 61% in the second quarter of 2011 compared to the same period one year earlier. This decline was the result of a $3.5 million or 77% decrease in new immediate annuity sales. This decrease was largely the result of elevated sales of this product in 2010, due to the demand of guaranteed benefits by consumers at that time. Immediate annuity receipts can have sizable fluctuations, as receipts from policyholders result from significant one-time premiums rather than recurring premiums, as is the case on traditional life insurance products. Total renewal premiums increased 1% compared to last year, reflecting an increase in individual life premiums.

Total new premiums for this segment decreased $6.2 million or 49% for the six months of 2011 compared to the same period last year. This decline was driven from a $6.2 million or 62% decrease in immediate annuity sales. Total renewal premiums increased 1% compared to one year earlier, reflecting an increase in immediate annuity sales.

The following tables provide detail by new and renewal deposits for the second quarters and six months ended June 30, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$3,750	22	$3,062	44
Variable universal life insurance	268	35	199	(32)
Fixed deferred annuities	18,025	58	11,435	(62)
Variable annuities	6,142	10	5,594	14

Total new deposits	28,185	39	20,290	(46)
Renewal deposits	36,333	-	36,500	16

Total deposits	$64,518	14	$56,790	(18)

	Six Months Ended June 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$6,562	1	$6,498	64
Variable universal life insurance	493	12	440	(37)
Fixed deferred annuities	32,917	47	22,443	(50)
Variable annuities	9,979	(13)	11,517	48

Total new deposits	49,951	22	40,898	(29)
Renewal deposits	72,031	3	69,620	7

Total deposits	$121,982	10	$110,518	(10)

Total new deposits increased $7.9 million or 39% in the second quarter of 2011 compared with the prior year. New deposits for all of the Company’s primary deposit products increased in the second quarter of 2011, led by a $6.6 million or 58% increase in new fixed deferred annuity deposits. In addition, new deposits of universal life products increased $0.7 million or 22% and variable life and annuity deposits increased $0.6 million or 11%. The increase in new fixed deferred annuity deposits can be largely attributed to the availability of a new rider offered by the Company, which added to sales during the first half of 2011. Total renewal deposits were flat for the second quarter of 2011 compared with the same period one year ago. Fixed deferred annuity renewal deposits increased $0.2 million or 2%, offset by a decrease in renewal variable annuity deposits.

Total new deposits increased $9.1 million or 22% in the first six months of 2011 compared with the prior year. This increase was driven by the fixed deferred annuity sales, which increased $10.5 million or 47% in the first half of 2011. Universal life and variable universal life products increased 1% and 12%, respectively, for the six months of 2011. However, new variable annuity products decreased $1.5 million or 13%. Total renewal deposits increased $2.4 million or 3% in the first six months of 2011. The increase in renewal deposits was also driven by an increase in deposits of fixed deferred annuities, which increased $2.2 million or 14%. Variable annuity renewal deposits increased $0.7 million or 13%.

Net investment income increased $1.6 million or 4% in the second quarter of 2011 compared to the second quarter of 2010. This overall improvement resulted from both an increase in average invested assets and higher yields earned, including increased mortgage loan holdings in 2011 and an improvement in the market value of an alternative investment fund. This segment experienced a net realized investment gain of $1.9 million in the second quarter of 2011, an increase compared to a net realized investment gain of $0.2 million in the second quarter of 2010.

This segment experienced a $3.6 million or 4% increase in net investment income for the six months of 2011 versus the same period one year ago. This increase was the result of both higher yields earned on investments and an increase in the average invested assets. In addition, this segment had realized investment gains of $2.6 million in the six months of 2011, an improvement compared to a realized investment loss of $0.3 million one year earlier.

The Company’s analysis of securities for the quarter ended June 30, 2011 resulted in the determination that six fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $0.2 million due to credit impairments. All of these securities were residential mortgage-backed securities having been previously written down, and incremental credit impairments were recognized. The incremental credit impairments reflected deterioration in the present value of projected future cash flows. The additional losses from these residential mortgage-backed securities were $0.2 million in the second quarter of 2011, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $44.8 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first two quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first six months of 2011 and 2010.

Other revenues increased $0.4 million in both the second quarter and six months of 2011 compared to the same periods one year earlier. Increased revenue from the broker dealer subsidiary was the primary reason for this increase.

Policyholder benefits decreased $3.6 million or 15% in the second quarter of 2011 compared to the prior year. This decline was primarily attributable to a decrease in benefit and contract reserves of $5.6 million. The change in benefit and contract reserves can largely be attributed to two factors; reserves released as a result of increased net death benefits and a decrease in sales of immediate annuities. Death benefits, net of reinsurance ceded, increased $1.3 million. This change reflected reduced reinsurance on death benefits. In addition, immediate annuity sales declined $3.5 million.

Policyholder benefits decreased $6.6 million or 13% in the six months of 2011 compared to one year earlier. This decline was primarily attributable to a decrease in benefit and contract reserves, which declined $11.4 million. The change in benefit and contract reserves is primarily due to two factors. First, reserves released as a result of increased net death benefits and second a decrease in sales of immediate annuities. Death benefits, net of reinsurance ceded, increased $3.3 million. This change reflected less favorable mortality for the six months. In addition, immediate annuity sales declined $5.9 million.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. As of June 30, 2011, the fair value of the liability increased $0.1 million compared to the fair value as of December 31, 2010. However, compared to the change in fair value during the first six months of the prior year, the impact of the change in fair value during the first six months of 2011 was a decrease in liability of $0.7 million. These fluctuations are the result of returns in the capital markets and declines in risk-free swap rates offset by increases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million as of June 30, 2011, down slightly from December 31, 2010.

Interest credited to policyholder account balances declined $0.8 million or 4% in the second quarter of 2011 compared to the same period one year earlier. While total policyholder account balances increased over the preceding 12 months, this was offset by declines in crediting rates. Interest credited to policyholder account balances decreased $1.5 million or 3% in the six months compared to one year ago. This decrease was the result of declines in crediting rates.

The amortization of DAC decreased $1.5 million in the second quarter of 2011 compared to one year ago. The amortization of DAC decreased $1.5 million in the six months of 2011 versus the prior year. This decrease was primarily the result of an unlocking of the Company’s assumptions on certain universal life and deposit type products. The Company considered its assumptions associated with this business, along with the impact of reinsurance, where applicable. The Company unlocked assumptions in the second quarter of 2011, resulting in an increase in the DAC asset of $8.2 million. The unlocking was the result of several factors, the largest of which was associated with future mortality experience including the use of a new industry mortality table and the corresponding reinsurance.

The Company also had an unlocking in the second quarter of 2010 that resulted in an increase to the DAC asset and a corresponding decrease in the amortization of DAC during the second quarter 2010 in the amount of $5.8 million. This unlocking primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products. The 2010 unlocking adjustment reflected actual experience from mortality results that had emerged and which had been better than assumed in expected future profits previously established. The unlocking of the 2010 mortality assumption on the variable universal life product also included a change to a more recent industry mortality table. In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products in the second quarter of 2010.

In addition to unlocking, the Company had an adjustment in the amortization of DAC associated with a software enhancements to its DAC modeling system and plan specific refinements. These refinements impacted the calculation of future gross profit assumptions and the DAC amortization. The effect of the change in estimate was a decrease in the DAC asset and an increase in current period DAC amortization of $0.5 million in the second quarter of 2011.

Also in the second quarter of 2010, the Company refined its estimate as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its projection of future expected gross profits on investment-type contracts which impacted the calculation of DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a decrease in current period DAC amortization of $1.1 million.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of business. The Segment’s operating expenses increased $1.0 million in the second quarter of 2011 compared with the prior year, primarily reflecting an increase in the amortization of VOBA as described below. Home office operating expenses declined 2% reflecting a decline in employee benefits largely from a decrease in pension plan expense. These decreases were partially offset by an increase in agent expenses associated with an increase in an allowance for doubtful accounts on selectively identified agent receivables and an increase in both depreciation on software and legal fees. The Company continually monitors its agent-related receivables and if it determines that any receivable may be entirely or in-part uncollectible it immediately records an increase or a charge to the allowance.

Operating expenses increased $0.3 million in the six months compared with one year ago. This increase was large the result of an increase in the amortization of VOBA. Home office operating expenses partially offset this increase was a decrease employee benefit expense reductions, primarily from reduced pension expense, fees from state insurance regulators pertaining to required examinations and guaranty associations and outside consulting fees. These home office expense reductions were partially offset by increases in agent expenses associated with an increase in an allowance for doubtful accounts on agent receivables, along with an increase in legal fees.

The amortization of VOBA is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA in the second quarter of 2011 increased $1.1 million and $1.2 million for the six months compared to the same periods one year earlier. During the second quarter, the Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in both the second quarter and the six months. The unlocking adjustment reflected changes in interest rates, a reduction in premiums and decreased persistency of the closed block of business. There were no VOBA unlocking adjustments in the second quarter or six months of 2010.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$12,246	$12,955	$24,800	$25,203

Total insurance revenues	12,246	12,955	24,800	25,203
Investment revenues:
Net investment income	142	156	287	307
Other revenues	38	39	75	79

Total revenues	12,426	13,150	25,162	25,589

Policyholder benefits	7,477	8,479	15,084	16,774
Operating expenses	5,504	5,191	11,248	10,157

Total benefits and expenses	12,981	13,670	26,332	26,931

Loss before income tax benefit	(555)	(520)	(1,170)	(1,342)

Income tax benefit	(195)	(182)	(410)	(470)

Net loss	$(360)	$(338)	$(760)	$(872)

The net loss for this segment totaled $0.4 million in the second quarter compared to $0.3 million net loss in the prior year. The net loss for the first six months of 2011 was $0.8 million compared to a $0.9 million net loss for the first six months of 2010. The improvement in this segment’s results for the second quarter and six months is attributable to improved policyholder benefits. In addition, this segment has been focused on improved profitability through more selective sales. Accordingly, sales have decreased as this segment has instituted modifications to its pricing practices for the dental product line. In addition direct disability sales have increased largely in the short-term product line, but the risk on these sales are reinsured.

The following tables present premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2011 and 2010. New premiums are also detailed by product.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New premiums:
Group life insurance	$453	(9)	$498	54
Group dental insurance	1,001	(52)	2,080	23
Group disability insurance	2,332	114	1,088	60
Other group insurance	34	(13)	39	290

Total new premiums	3,820	3	3,705	37
Renewal premiums	11,640	1	11,474	5

Total premiums	15,460	2	15,179	11
Reinsurance ceded	(3,214)	45	(2,224)	23

Premiums, net	$12,246	(5)	$12,955	10

	Six Months Ended June 30
	2011	% Change	2010	% Change
New premiums:
Group life insurance	$947	(16)	$1,127	45
Group dental insurance	2,379	(44)	4,240	19
Group disability insurance	4,542	106	2,200	90
Other group insurance	70	(26)	94	31

Total new premiums	7,938	4	7,661	38
Renewal premiums	22,494	3	21,878	(4)

Total premiums	30,432	3	29,539	4
Reinsurance ceded	(5,632)	30	(4,336)	19

Premiums, net	$24,800	(2)	$25,203	2

Net premiums decreased $0.7 million or 5% in the second quarter and $0.4 million or 2% in the six months compared with the prior year. The decline was due to an increase in reinsurance ceded, which resulted from an increase in disability premiums sold through an arrangement with an independent marketing organization where the risks are 100% reinsured. This was partially offset by a decrease in dental product sales. The Company is purposefully being less aggressive in the pricing of new dental sales, while implementation of a new pricing methodology is established. The revised methodology is based upon increased information about local market pricing and service utilization, and it is expected to improve financial performance of the product line. The Company is implementing the new pricing methodology throughout 2011.

Total new premiums increased $0.1 million or 3% in the second quarter and $0.3 million or 4% in the six months, while total renewal premiums increased $0.2 million or 1% in the second quarter and $0.6 million 3% in the six months. New disability premiums increased $1.2 million or 114% in the second quarter and $2.3 million or 106% in the six months. These were partially offset by decreases in new dental premiums of $1.1 million or 52% in the second quarter and $1.9 million or 44% in the six months. The improvement in new group disability premiums continues to reflect results from the expanded distribution from a third-party arrangement pertaining primarily to disability products. This arrangement accounted for approximately 50% of total new premiums. The increase in renewal premiums was primarily driven by renewals from the short-term disability product.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $1.0 million or 12% in the second quarter and $1.7 million or 10% in the six months compared to the prior year. The improvement was largely due to reductions in the claims ratios primarily in the disability and dental product lines.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased $0.3 million or 6% in the second quarter and $1.1 million or 11% in the six months. Higher commission expenses associated with increased sales of the short-term disability product and an increase in payments to third-party administrators resulted in the increased operating expenses.

Improvement efforts for this segment in 2011 will continue to be focused on increased sales of disability products, improved profitability of the dental product line, and improvements in administrative efficiency.

Old American

The following table presents financial data for the Old American business segment for the second quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$16,899	$16,198	$33,607	$32,210

Total insurance revenues	16,899	16,198	33,607	32,210
Investment revenues:
Net investment income	3,097	3,039	6,230	6,097
Realized investment gains (losses), excluding impairment losses	(124)	126	(35)	509
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(22)	(156)	(57)	(205)
Portion of impairment losses recognized in other comprehensive income	4	5	16	(55)

Net impairment losses recognized in earnings	(18)	(151)	(41)	(260)

Total investment revenues	2,955	3,014	6,154	6,346
Other revenues	8	1	13	3

Total revenues	19,862	19,213	39,774	38,559

Policyholder benefits	11,249	10,435	24,031	22,027
Amortization of deferred acquisition costs	2,919	2,883	6,806	6,124
Operating expenses	5,066	4,218	9,777	9,376

Total benefits and expenses	19,234	17,536	40,614	37,527

Income (loss) before income tax expense (benefit)	628	1,677	(840)	1,032

Income tax expense (benefit)	240	617	(314)	375

Net income (loss)	$388	$1,060	$(526)	$657

Net income for this segment was $0.4 million in the second quarter compared to $1.1 million in the prior year. The decrease in net income for the second quarter reflected $0.8 million increases in both policyholder benefits and increase in operating expenses. These were partially offset by a $0.7 million increase in insurance revenues. The net loss for the first six months 2011 was $0.5 million, compared to $0.7 million in net income for the first six months of 2010. The decline in net income reflected a $2.0 million increase in policyholder benefits, a $0.7 million increase in amortization of DAC and a $0.4 million increase in operating expenses. These were partially offset by a $1.4 million increase in insurance revenues and a $0.7 million decrease in income tax expense.

The following tables present gross premiums included in insurance revenues and provides detail by new and renewal business for the second quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30
	2011	% Change	2010	% Change
New individual life premiums	$3,094	10	$2,813	35
Renewal premiums	14,396	2	14,085	(1)

Total premiums	17,490	4	16,898	4
Reinsurance ceded	(591)	(16)	(700)	(11)

Premiums, net	$16,899	4	$16,198	5

	Six Months Ended June 30
	2011	% Change	2010	% Change
New individual life premiums	$6,135	13	$5,440	35
Renewal premiums	28,702	2	28,173	(1)

Total premiums	34,837	4	33,613	4
Reinsurance ceded	(1,230)	(12)	(1,403)	(14)

Premiums, net	$33,607	4	$32,210	4

Insurance revenues increased 4% in the second quarter and 4% in the six months compared with the prior year. Total new premiums increased $0.3 million or 10% in the second quarter and $0.7 million or 13% in the six months, while total renewal premiums increased $0.3 million or 2% in the second quarter and $0.5 million or 2% in the six months. The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity. Old American continues to experience favorable results from a focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income increased $0.1 million or 2% in both the second quarter and first six months of 2011 compared with the prior year. This improvement reflected an increase in average investment assets and higher yields earned on the investment portfolio.

Old American had a net realized investment loss of $0.1 million in both the second quarter and six months of 2011. This compares to a net realized investment loss of less than $0.1 million in the second quarter and a $0.2 million net realized investment gain in the six months of 2010.

The Company’s analysis of securities for the quarter ended June 30, 2011 resulted in the determination that two fixed-maturity securities had other-than-temporary impairments affecting the Old American segment, and these securities were written down by less than $0.1 million. The total fair value of the affected securities after the write-down was $4.5 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first two quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first six months of 2011 and 2010.

Policyholder benefits increased $0.8 million or 8% in the second quarter and $2.0 million or 9% in the six months versus last year. The increase was primarily due to an increase in death benefits compared with the prior year. Mortality fluctuations occur each period. The Company monitors these fluctuations in relation to its pricing expectations. While death benefits increased during the second quarter and six months of 2011, the results remained within expectations.

Amortization of deferred acquisition costs increased less than $0.1 million or 1% in the second quarter and $0.7 million or 11% in the six months compared to a year ago. The increase for the six months was primarily due an increase in the number of policy terminations experienced in the first quarter of 2011.

Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of new policies. Operating expenses increased $0.8 million or 20% in the second quarter and $0.4 million or 4% in the six months compared to a year ago. These increases were due to increased agent meeting and lead production expenses, as well as increased commissions and allowances, which reflect the increase in new premiums. Operating expenses for the first six months were partially offset by capitalized commissions and amortization of VOBA.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2010 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2010.

Management believes that the Company has sufficient sources of liquidity and capital resources to satisfy operational requirements and to finance expansion plans and strategic initiatives for 2011. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, and investment income. In addition, the Company has access to credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, policyholder and shareholder dividends, income taxes, withdrawals from policyholder accounts, and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2011, compared to net cash provided of $20.6 million for the same period in 2010. This reflected a decrease in premium receipts and an increase in claim payments and federal income taxes paid. These were partially offset by an increase in investment income.

Net cash used for investing activities for the six months ended June 30, 2011 was $20.9 million, down from net cash used of $27.0 million for the same period in 2010. The Company’s new investments in fixed maturity and equity securities were $104.0 million for the six months, a 51% decrease from $210.3 million in the prior year. New investments in mortgage loans were $105.2 million, compared with $25.9 million last year. Purchases of real estate totaled $4.5 million, down from $7.1 million in 2010. Sales and maturities of fixed maturity and equity securities totaled $172.6 million for the first six months of 2011, a 24% increase versus $139.7 million a year ago. Mortgage loan maturities and principal paydowns totaled $39.1 million, compared to $19.5 million last year.

Net cash provided by financing activities was $17.4 million for the first six months of 2011, compared with net cash provided of $10.3 million a year ago. This change was primarily the result of three items. First, deposits net of related withdrawals from policyholder account balances, provided $21.3 million in 2011, compared with $9.1 million during the same period in 2010. Second, change in other deposits provided $0.2 million compared to $8.2 million in the prior year. Third, the Company’s net acquisition of treasury stock was less than $0.1 million compared to net acquisitions of $3.1 million through the first six months of 2010.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). As of June 30, 2011, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2010. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2012. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	June 30 2011	December 31 2010
Total assets, excluding separate accounts	$4,046,894	$3,994,073
Total stockholders’ equity	706,134	679,472
Ratio of stockholders’ equity to assets, excluding separate accounts	17%	17%

The ratio of equity to assets less separate accounts remained 17% through the six months ended June 30, 2011. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $60.6 million as of June 30, 2011. This represents an increase of $16.9 million in net unrealized gains from the $43.7 million in net unrealized investment gains at year-end 2010. Stockholders’ equity increased $26.7 million from year-end 2010. This improvement was largely due to unrealized investment gains and growth in retained earnings.

In January 2011, the stock repurchase program was extended by the Board of Directors through January 2012 to permit purchase of up to one million of the Company’s shares on the open market. During the six months ended June 30, 2011, the Company made no purchases of stock under this plan. Through the six months ended June 30, 2010, the Company purchased 96,931 shares under the stock repurchase program for $3.0 million

During the six months ended June 30, 2011, the employee stock ownership plan purchased 657 shares of treasury stock and sold 243 shares for a net change in treasury stock of less than $0.1 million. The employee stock ownership plan held 28,027 shares of the Company’s stock as of June 30, 2011.

On July 25, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. This dividend will be paid on August 10, 2011 to stockholders of record as of August 4, 2011. Total stockholder dividends paid were $3.1 million for both of the quarters ended June 30, 2011 and 2010.

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

Similarly, the Company’s retail broker-dealer subsidiary is in an industry that also involves substantial risks of liability. In recent years, litigation and arbitration proceedings involving actions against registered representatives and securities products (including mutual funds, variable annuities, and alternative investments such as real estate investment products, oil and gas investments, etc.) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would not have a material effect on the Company’s business, results of operations or financial position.

Item 1A. Risk Factors

The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties are discussed more fully in the Company’s Risk Factors included in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Identified below is an additional risk factor since the filing of the Company’s 2010 Annual Report on Form 10-K.

A failure, or the perceived risk of a failure, to raise the statutory debt limit of the United States could have a material adverse effect on the Company’s business, financial condition and results of operations.

The U.S. Treasury has estimated that, on August 2, 2011, the United States is expected to reach its statutory debt limit. Unless Congress and the President can agree to raise the statutory debt limit, the United States may be unable to pay its obligations, including U. S. Treasury securities, as they become due. In light of that risk, rating agencies have publicly warned of the possibility of a downgrade to the United States’ credit rating. The impact of a failure to raise the statutory debt limit is inherently unpredictable. The failure to raise the debt limit or an increase in the perceived risk that such a failure may occur could have a material adverse effect on domestic and global financial markets and economic conditions. In turn, this could have a material adverse effect on the Company’s business, financial condition and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in the Company’s investment portfolio. The Company’s investment portfolio at June 30, 2011 is described in the Note 3 Fair Value Measurements and in Note 4 Investments to the consolidated financial statements in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	-	[1]	$-	-	1,000,000
	15	[2]	32.44
2/1/11 - 2/28/11	-	[1]	-	-	1,000,000
	-	[2]	-
3/1/11 - 3/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
4/1/11 - 4/30/11	-	[1]	-	-	1,000,000
	657	[2]	31.98
5/1/11 - 5/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
6/1/11 - 6/30/11	-	[1]	-	-	1,000,000
	-	[2]	-

Total	672			-

[1]	On January 24, 2011, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 22, 2012.

[2]	Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through June 2011.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: July 29, 2011, press release reporting financial results for the second quarter of 2011.

Kansas City Life Announces Second Quarter 2011 Results

Kansas City Life Insurance Company recorded net income of $11.2 million or $0.97 per share in the second quarter of 2011, an increase of $1.1 million or $0.09 per share from the same quarter in the prior year. The increase in earnings was primarily due to a $3.2 million increase in investment revenues, a $4.5 million decrease in total benefits, and a $1.5 million decrease in the deferred acquisition costs (DAC). Partially offsetting these improvements was a $6.3 million decrease in insurance revenues and a $1.0 million increase in the amortization of the value of business acquired (VOBA).

Net income for the six months of 2011 was $16.0 million or $1.39 per share, an increase of $4.9 million or $0.43 per share compared with the same period in the prior year. This increase was driven from an improvement in investment revenues of $6.3 million and a $7.8 million decrease in total benefits. Partially offsetting these favorable factors was a decrease in insurance revenues of $8.1 million and an increase of $1.0 million in the amortization of VOBA.

Total premiums, net of reinsurance ceded, decreased $3.4 million or 10% for the second quarter compared to the prior year, primarily the result of reduced immediate annuity premiums of $3.5 million. New individual life insurance premiums increased $0.2 million or 5% versus the same period one year ago, largely due to a $0.3 million or 10% increase in new sales in the Old American segment. In addition, new group accident and health premiums increased $0.2 million or 5% in the second quarter. The growth in accident and health premiums reflected an increase in group disability products that was greater than a decline in group dental premiums.

Total premiums, net of reinsurance ceded, decreased $4.7 million or 7% for the six months compared to the same period one year ago. New individual life premiums increased $0.7 million or 9% but were more than offset by a $6.2 million or 62% decrease in new immediate annuity sales. New group accident and health premiums increased $0.5 million or 7%, reflecting an increase in group short-term disability sales. Renewal premiums increased $1.4 million or 2% in the six months.

New deposits increased $7.9 million or 39% in the second quarter versus the same period one year earlier. The growth in new deposits was driven by a $6.6 million or 58% increase in new fixed deferred annuity sales. In addition, universal life deposits increased $0.7 million or 22% and new variable deposits increased $0.6 million or 11%. Renewal deposits were flat for the second quarter.

Total deposits increased $11.5 million or 10% for the six months compared with one year ago. This increase was largely the result of a $10.5 million increase in new fixed deferred annuity deposits compared to last year. New universal life deposits increased 1%. However, new variable annuity deposits decreased $1.5 million versus the six months of last year. Renewal deposits increased $2.4 million versus one year earlier.

Total investment revenues increased $3.2 million or 7% for the second quarter versus one year earlier and net investment revenues increased $6.3 million for the six months versus one year ago. Net investment revenues are comprised of two components, net investment income and realized investment gains or losses. Gross investment income increased $1.6 million in the second quarter and $4.0 million for the six months versus the prior year. The increase in both periods was primarily the result of an increased allocation to commercial mortgage investments and improved returns from an alternative investment. Income from fixed maturity securities decreased slightly, as portfolio yields declined. The Company recorded net realized investment gains of $1.7 million in the second quarter of 2011, an improvement of $1.5 million compared with the prior year. In addition, the Company recorded net realized investment gains of $2.5 million for the six months, compared with a $0.1 million loss in the first six months of last year.

Policyholder benefits and interest credited to policyholder account balances decreased $4.5 million or 7% in the second quarter compared to the same period one year earlier. These same benefits decreased $7.8 million or 6% in the six months versus one year ago. These decreases were primarily the result of a decline in benefit and contract reserves, including declines of $5.7 million for the second quarter and $11.8 million for the six months. Reduced benefit and contract reserves resulted from a decline in immediate annuity premiums of $3.5 million and $5.9 million for the second quarter and six months, respectively, as well as the result of greater reserves released from higher net death benefits. Net death benefits increased $2.2 million in the second quarter and $5.7 million in the six months, due to unfavorable changes in mortality relative to the prior year. In addition, interest credited to policyholder account balances decreased $0.8 million in the second quarter and $1.5 million for the six months versus the prior year.

The amortization of DAC decreased $1.5 million or 68% for the second quarter. For the six months, the amortization of DAC decreased $0.8 million versus the prior year. These decreases reflect an unlocking of assumptions on interest sensitive products and are primarily related to changes in mortality tables and assumptions regarding reinsurance ceded. The Company also increased its VOBA amortization $1.0 million for both the second quarter and six months, consistent with the unlocking of assumptions associated with Company’s experience on these closed blocks of business.

On July 25, 2011, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 10, 2011 to stockholders of record on August 4, 2011.

During the depth of the most recent challenging economic environment, the Company held fast to its core commitments of providing value-oriented products and long-term support to policyholders, along with consistently sound investment practices. These practices are intended to generate loyalty among agents and policyholders, financial stability, and future growth opportunities for the organization. The Company has held fast to its identity of providing Security Assured, delivering value and peace of mind to all of those we serve.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues	$103,823	$106,580	$212,282	$213,662

Net income	$11,173	$10,060	$15,964	$11,023

Net income per share,basic and diluted	$0.97	$0.88	$1.39	$0.96

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,466,948	11,477,127	11,467,044	11,502,565

Item 6. Exhibits

(a)	Exhibits:

31(a) Section 302 Certification. 31(b) Section 302 Certification. 32 Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 29, 2011