Form 10-Q
period 2011-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2011-10-28
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,345,527 shares
Class	Outstanding September 30, 2011

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	September 30 2011	December 31 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,664,189	$2,648,888
Equity securities available for sale, at fair value	36,900	38,321
Mortgage loans	623,368	559,167
Real estate	122,349	119,909
Policy loans	81,762	84,281
Short-term investments	40,536	15,713
Other investments	4,092	5,009

Total investments	3,573,196	3,471,288

Cash	6,408	5,445
Accrued investment income	38,636	35,742
Deferred acquisition costs	174,718	192,943
Reinsurance receivables	192,130	187,123
Property and equipment	22,984	23,514
Other assets	65,545	78,018
Separate account assets	304,425	339,029

Total assets	$4,378,042	$4,333,102

LIABILITIES
Future policy benefits	$886,218	$884,380
Policyholder account balances	2,089,809	2,065,878
Policy and contract claims	34,606	43,866
Other policyholder funds	150,744	145,560
Other liabilities	188,137	174,917
Separate account liabilities	304,425	339,029

Total liabilities	3,653,939	3,653,630

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,097	41,085
Retained earnings	778,269	767,126
Accumulated other comprehensive income	45,014	7,807
Treasury stock, at cost (2011 - 7,151,153 shares; 2010 - 7,029,575 shares)	(163,398)	(159,667)

Total stockholders’ equity	724,103	679,472

Total liabilities and stockholders’ equity	$4,378,042	$4,333,102

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Income

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$32,476	$35,786	$96,902	$104,934
Contract charges	25,427	26,643	75,413	79,985

Total insurance revenues	57,903	62,429	172,315	184,919
Investment revenues:
Net investment income	43,093	44,120	133,377	130,696
Realized investment gains, excluding impairment losses	210	263	3,115	3,079
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(167)	(1,080)	(674)	(4,129)
Portion of impairment losses recognized in other comprehensive income	17	170	131	309

Net impairment losses recognized in earnings	(150)	(910)	(543)	(3,820)

Total investment revenues	43,153	43,473	135,949	129,955
Other revenues	2,215	2,223	7,289	6,913

Total revenues	103,271	108,125	315,553	321,787

BENEFITS AND EXPENSES
Policyholder benefits	38,540	46,374	122,679	136,789
Interest credited to policyholder account balances	21,119	21,561	62,366	64,301
Amortization of deferred acquisition costs	11,577	8,652	21,866	19,777
Operating expenses	24,593	24,752	76,956	75,332

Total benefits and expenses	95,829	101,339	283,867	296,199

Income before income tax expense	7,442	6,786	31,686	25,588

Income tax expense	2,976	2,330	11,256	10,109

NET INCOME	$4,466	$4,456	$20,430	$15,479

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$20,312	$25,616	$37,207	$71,730

Other comprehensive income	20,312	25,616	37,207	71,730

COMPREHENSIVE INCOME	$24,778	$30,072	$57,637	$87,209

Basic and diluted earnings per share:
Net income	$0.39	$0.39	$1.78	$1.35

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2011
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,085
Excess of proceeds over cost of treasury stock sold	12

End of period	41,097

RETAINED EARNINGS
Beginning of period	767,126
Net income	20,430
Stockholder dividends of $0.81 per share	(9,287)

End of period	778,269

ACCUMULATED OTHER COMPREHENSIVE INCOME, net of taxes
Beginning of period	7,807
Other comprehensive income	37,207

End of period	45,014

TREASURY STOCK, at cost
Beginning of period	(159,667)
Cost of 122,301 shares acquired	(3,741)
Cost of 723 shares sold	10

End of period	(163,398)

TOTAL STOCKHOLDERS’ EQUITY	$724,103

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income	$20,430	$15,479
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium	2,268	2,292
Depreciation	2,345	2,093
Acquisition costs capitalized	(26,383)	(27,820)
Amortization of deferred acquisition costs	21,866	19,777
Realized investment (gains) losses	(2,572)	741
Changes in assets and liabilities:
Reinsurance receivables	(5,007)	(2,388)
Future policy benefits	(7,497)	6,834
Policyholder account balances	(8,100)	(18,333)
Income taxes payable and deferred	4,515	10,245
Other, net	(5,174)	(2,562)

Net cash provided (used)	(3,309)	6,358

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(146,508)	(308,218)
Equity securities	(191)	(786)
Mortgage loans	(122,860)	(93,861)
Real estate	(7,188)	(9,669)
Policy loans	(10,898)	(12,872)
Other investments	-	(644)
Sales of investments:
Fixed maturity securities	61,241	60,470
Equity securities	14	585
Other investments	-	858
Net sales (purchases) of short-term investments	(24,823)	112,916
Maturities and principal paydowns of investments:
Fixed maturity securities	164,752	179,175
Equity securities	1,200	-
Mortgage loans	58,655	28,270
Policy loans	13,417	13,838
Net acquisition of property and equipment	(283)	(348)

Net cash used	(13,472)	(30,286)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2011	2010
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	$-	$8,000
Repayment of borrowings	-	(8,000)
Deposits on policyholder account balances	181,502	179,450
Withdrawals from policyholder account balances	(149,882)	(148,558)
Net transfers from separate accounts	3,925	5,536
Change in other deposits	(4,795)	3,303
Cash dividends to stockholders	(9,287)	(9,305)
Net acquisition of treasury stock	(3,719)	(3,057)

Net cash provided	17,744	27,369

Increase in cash	963	3,441
Cash at beginning of year	5,445	4,981

Cash at end of period	$6,408	$8,422

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

The unaudited interim consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2010 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2011 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

Significant Accounting Policies

Please refer to the Company’s 2010 Form 10-K for a full discussion of significant accounting policies.

2. New Accounting Pronouncements and Other Regulatory Activity

For a full discussion of new accounting pronouncements and other regulatory activity and their impact on the Company, please refer to the Company’s 2010 Form 10-K. Following is a discussion of pronouncements issued during 2011 that were either adopted or under consideration by the Company at the time of the preparation of these consolidated financial statements.

Accounting Pronouncements Issued During 2011, Adopted During 2011

In April 2011, the Financial Accounting Standards Board (FASB) issued amended guidance concerning creditors’ determinations of when a restructuring is considered to be a troubled debt restructuring. In making the determination, a creditor must evaluate and conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The amended guidance provides clarifications as to whether a concession has been made and provides additional guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This guidance became effective for the first interim or annual period beginning after June 15, 2011 and retrospective application to the beginning of the annual period of adoption is required. The Company adopted this guidance on July 1, 2011 with retroactive application to January 1, 2011 with no material impact to the consolidated financial statements.

Accounting Pronouncements Issued During 2011, Not Yet Adopted

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

ability to repurchase or redeem financial assets before maturity. This update removes the assessment of effective control. The update is effective for interim or annual periods beginning on or after December 15, 2011. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and early adoption is not permitted. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures in addition to those previously required. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating this new guidance and its impact to the presentation within the consolidated financial statements.

In July 2011, the FASB issued new guidance regarding fees paid to the federal government by health insurers. The guidance addresses how health insurers should recognize and classify in their income statements the fees that are mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. The guidance is effective for calendar years beginning after December 31, 2013. The Company is currently evaluating this new guidance and its impact to the consolidated financial statements.

3. Fair Value Measurements

Fair Values Hierarchy

The Company categorizes its financial assets and liabilities measured at fair value into three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:

Level 1 – Valuations are based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which significant assumptions are observable in the market. Valuations are obtained from third-party pricing services or inputs that are observable or derived principally from or corroborated by observable market data.

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

In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which the Company believes have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that include discounted cash flows, spread-based models or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The Company performs an analysis on the prices received from third-party security pricing services and independent brokers to assess that the prices represent a reasonable estimate of the fair value. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible, a review of third-party pricing service methodologies, back testing and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service’s methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy.

The Company had three instances where it used a price other than identified in its pricing policy as of September 30, 2011.

•

In the first instance, the Company had two similar issues without prices from either pricing service. The Company received a broker price for each issue. The Company used the average of these prices and the latest liquidation price as its determination of fair value.

•

In the second instance, the Company received a price from its second pricing service but determined that the price was inconsistent with observable market indications. Accordingly, the Company used the average of the price from the pricing service and a broker price as its determination of fair value.

•

In the third instance, the Company received a price from its second pricing service but determined that the price was inconsistent with observable market indications. Accordingly, the Company’s determination of fair value was derived from internal matrices and calculations.

Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated using the Company’s own estimates. These estimates are based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the asset or liability and other pertinent factors. Therefore, these estimates cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

Assets

Securities Available for Sale

Fixed maturity and equity securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon unadjusted quoted prices, if available, except as described in the preceding paragraphs. If quoted prices are not available, fair values are determined as described in the preceding paragraphs.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Liabilities

Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon account value. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values. The fair values for supplementary contracts without life contingencies are estimated to be the present value of payments at a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date.

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. Fair value for GMWB rider contracts is a Level 3 valuation, as previously defined. The fair value is determined by using a risk-neutral valuation method and is based on models which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for volatility, risk and issuer non-performance.

Notes Payable

Fair values for short-term notes payable approximate carrying value. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,356	$116,813	$3,625	$132,794
Federal agencies [1]	-	27,307	-	27,307
Federal agency issued residential mortgage-backed securities [1]	-	124,717	-	124,717

Subtotal	12,356	268,837	3,625	284,818
Corporate obligations:
Industrial	-	463,222	478	463,700
Energy	-	165,379	2,244	167,623
Communications and technology	-	199,659	-	199,659
Financial	-	314,941	2,891	317,832
Consumer	-	449,142	22,235	471,377
Public utilities	-	309,232	-	309,232

Subtotal	-	1,901,575	27,848	1,929,423
Corporate private-labeled residential mortgage-backed securities	-	172,750	-	172,750
Municipal securities	-	164,298	5,144	169,442
Other	-	96,603	-	96,603
Redeemable preferred stocks	11,153	-	-	11,153

Fixed maturity securities	23,509	2,604,063	36,617	2,664,189

Equity securities	2,325	33,564	1,011	36,900

Total	$25,834	$2,637,627	$37,628	$2,701,089

Percent of total	1%	98%	1%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$670	$670

Total	$-	$-	$670	$670

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$11,544	$119,624	$3,974	$135,142
Federal agencies [1]	-	26,095	-	26,095
Federal agency issued residential mortgage-backed securities [1]	-	138,056	-	138,056

Subtotal	11,544	283,775	3,974	299,293
Corporate obligations:
Industrial	-	430,283	2,235	432,518
Energy	-	176,220	2,291	178,511
Communications and technology	-	172,946	-	172,946
Financial	-	347,884	2,775	350,659
Consumer	-	408,592	21,912	430,504
Public utilities	-	324,800	-	324,800

Subtotal	-	1,860,725	29,213	1,889,938
Corporate private-labeled residential mortgage-backed securities	-	195,055	-	195,055
Municipal securities	-	146,083	5,748	151,831
Other	-	81,136	16,866	98,002
Redeemable preferred stocks	14,769	-	-	14,769

Fixed maturity securities	26,313	2,566,774	55,801	2,648,888

Equity securities	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,799)	$(2,799)

Total	$-	$-	$(2,799)	$(2,799)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$23,509	$2,566,293	$-	$2,589,802
Priced from independent brokers	-	37,770	-	37,770
Priced from internal matrices and calculations	-	-	36,617	36,617

Subtotal	23,509	2,604,063	36,617	2,664,189

Equity securities available for sale:
Priced from external pricing services	2,325	2,426	-	4,751
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	31,138	1,011	32,149

Subtotal	2,325	33,564	1,011	36,900

Total	$25,834	$2,637,627	$37,628	$2,701,089

Percent of total	1%	98%	1%	100%

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$26,313	$2,537,287	$-	$2,563,600
Priced from independent brokers	-	29,487	-	29,487
Priced from internal matrices and calculations	-	-	55,801	55,801

Subtotal	26,313	2,566,774	55,801	2,648,888

Equity securities available for sale:
Priced from external pricing services	3,871	7,125	-	10,996
Priced from independent brokers	-	-	-	-
Priced from internal matrices and calculations	-	26,145	1,180	27,325

Subtotal	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2011 and year ended December 31, 2010 are summarized below:

	Quarter Ended September 30, 2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$63,819	$1,085	$64,904	$(2,731)
Included in earnings	15	-	15	3,404
Included in other comprehensive income	996	(74)	922	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	72
Sales	-	-	-	-
Other dispositions	(373)	-	(373)	(75)
Transfers into Level 3	1,574	-	1,574	-
Transfers out of Level 3	(29,414)	-	(29,414)	-

Ending balance	$36,617	$1,011	$37,628	$670

Net unrealized gains (losses)	$996	$(74)	$922

	Nine Months Ended September 30, 2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	8	92	100	3,335
Included in other comprehensive income	1,230	(61)	1,169	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	86
Sales	-	-	-	-
Other dispositions	(1,751)	(200)	(1,951)	48
Transfers into Level 3	430	-	430	-
Transfers out of Level 3	(19,101)	-	(19,101)	-

Ending balance	$36,617	$1,011	$37,628	$670

Net unrealized gains (losses)	$1,229	$(7)	$1,222

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Year Ended December 31, 2010
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$52,474	$1,037	$53,511	$(1,642)
Included in earnings	(4)	-	(4)	(1,217)
Included in other comprehensive income	920	143	1,063	-
Purchases and dispositions	(3,159)	-	(3,159)	60
Net transfers in	5,570	-	5,570	-

Ending balance	$55,801	$1,180	$56,981	$(2,799)

Net unrealized gains	$922	$143	$1,065

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2011.

The table below is a summary of fair value estimates as of September 30, 2011 and December 31, 2010 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,664,189	$2,664,189	$2,648,888	$2,648,888
Equity securities available for sale	36,900	36,900	38,321	38,321
Mortgage loans	623,368	631,158	559,167	593,418
Policy loans	81,762	81,762	84,281	84,281
Cash and short-term investments	46,944	46,944	21,158	21,158
Separate account assets	304,425	304,425	339,029	339,029

Liabilities:
Individual and group annuities	$1,074,483	$1,055,109	$1,037,331	$1,017,135
Supplementary contracts without life contingencies	56,701	55,360	58,012	56,514
Separate account liabilities	304,425	304,425	339,029	339,029

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

4. Investments

Fixed Maturity and Equity Securities Available for Sale

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class as of September 30, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$119,377	$13,443	$26	$132,794
Federal agencies [1]	23,783	3,524	-	27,307
Federal agency issued residential mortgage-backed securities [1]	114,424	10,296	3	124,717

Subtotal	257,584	27,263	29	284,818
Corporate obligations:
Industrial	420,105	44,453	858	463,700
Energy	149,066	18,698	141	167,623
Communications and technology	183,394	16,369	104	199,659
Financial	305,805	16,588	4,561	317,832
Consumer	428,085	43,803	511	471,377
Public utilities	272,967	38,448	2,183	309,232

Subtotal	1,759,422	178,359	8,358	1,929,423
Corporate private-labeled residential mortgage-backed securities	180,215	2,151	9,616	172,750
Municipal securities	150,503	19,045	106	169,442
Other	102,301	3,682	9,380	96,603
Redeemable preferred stocks	11,735	162	744	11,153

Fixed maturity securities	2,461,760	230,662	28,233	2,664,189
Equity securities	35,275	1,756	131	36,900

Total	$2,497,035	$232,418	$28,364	$2,701,089

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class as of December 31, 2010.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$128,280	$7,180	$318	$135,142
Federal agencies [1]	24,144	1,951	-	26,095
Federal agency issued residential mortgage-backed securities [1]	128,318	9,740	2	138,056

Subtotal	280,742	18,871	320	299,293
Corporate obligations:
Industrial	409,193	26,255	2,930	432,518
Energy	163,237	15,498	224	178,511
Communications and technology	164,499	9,243	796	172,946
Financial	341,520	14,161	5,022	350,659
Consumer	404,152	28,725	2,373	430,504
Public utilities	298,626	27,640	1,466	324,800

Subtotal	1,781,227	121,522	12,811	1,889,938
Corporate private-labeled residential mortgage-backed securities	209,529	2,352	16,826	195,055
Municipal securities	153,813	1,319	3,301	151,831
Other	100,548	5,193	7,739	98,002
Redeemable preferred stocks	14,866	343	440	14,769

Fixed maturity securities	2,540,725	149,600	41,437	2,648,888
Equity securities	36,293	2,165	137	38,321

Total	$2,577,018	$151,765	$41,574	$2,687,209

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale as of September 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$78,295	$79,757
Due after one year through five years	580,004	617,339
Due after five years through ten years	919,640	1,023,015
Due after ten years	490,961	538,551
Securities with variable principal payments	381,125	394,374
Redeemable preferred stocks	11,735	11,153

	$2,461,760	$2,664,189

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross gains resulting from:
Sales of investment securities	$292	$290	$3,944	$1,914
Investment securities called and other	105	75	1,355	1,241

Total gross gains	397	365	5,299	3,155

Gross losses resulting from:
Sales of investment securities	(76)	(19)	(1,666)	(19)
Investment securities called and other	(118)	(47)	(297)	(202)
Mortgage loans	-	-	(3)	-

Total gross losses	(194)	(66)	(1,966)	(221)
Amortization of DAC and VOBA	7	(36)	(218)	145

Net realized investment gains, excluding impairment losses	210	263	3,115	3,079

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(167)	(1,080)	(674)	(4,129)
Portion of loss recognized in other comprehensive income	17	170	131	309

Net impairment losses recognized in earnings	(150)	(910)	(543)	(3,820)

Realized investment gains (losses)	$60	$(647)	$2,572	$(741)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the third quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Proceeds	$9,714	$45,968	$61,255	$61,055
Gross realized gains	292	290	3,944	1,914
Gross realized losses	(76)	(19)	(1,666)	(19)

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

The Company has less than 5% of its investments in municipal bond securities. The Company’s investments in municipal bonds present unique considerations in evaluating other-than-temporary impairments. Judgments regarding whether a municipal debt security is other-than-temporarily impaired include analyzing a number of rather unique characteristics pertaining to the issuer. Municipalities possess unique powers, along with special legal standing and protections. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt and the ability to shift spending to other authorities. In addition, state governments often provide secondary support to local governments in times of financial stress and the federal government has also provided assistance to state governments.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted future cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. Projections of expected future cash flows is based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant. If the present value of the projected expected future cash flows is determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 16 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of September 30, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

As part of the required accounting for unrealized gains and losses, the Company also adjusts the deferred acquisition costs (DAC) and value of business acquired (VOBA) assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available-for-sale actually had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time as of September 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$542	$1	$2,027	$25	$2,569	$26
Federal agency issued residential mortgage-backed securities [1]	704	1	295	2	999	3

Subtotal	1,246	2	2,322	27	3,568	29
Corporate obligations:
Industrial	26,758	858	-	-	26,758	858
Energy	10,861	141	-	-	10,861	141
Communications and technology	5,652	104	-	-	5,652	104
Financial	42,971	1,904	17,539	2,657	60,510	4,561
Consumer	10,896	353	3,722	158	14,618	511
Public utilities	9,233	884	7,443	1,299	16,676	2,183

Total corporate obligations	106,371	4,244	28,704	4,114	135,075	8,358
Corporate private-labeled residential mortgage-backed securities	22,072	155	78,796	9,461	100,868	9,616
Municipal securities	3,101	10	3,878	96	6,979	106
Other	5,227	13	49,614	9,367	54,841	9,380
Redeemable preferred stocks	2,920	134	3,071	610	5,991	744

Fixed maturity securities	140,937	4,558	166,385	23,675	307,322	28,233

Equity securities	87	86	1,040	45	1,127	131

Total	$141,024	$4,644	$167,425	$23,720	$308,449	$28,364

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $23.7 million as of September 30, 2011, a decrease from $31.2 million as of December 31, 2010. The unrealized losses in fixed maturity securities at September 30, 2011 were primarily due to wider spreads between the risk-free and corporate and other bond yields in relation to the spreads when they were purchased. However, because the Company does not intend to sell or does not believe that the Company will be required to sell these investments before their anticipated recovery of amortized costs, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2011.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. As of September 30, 2011, the Company had 88 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 48 security issues were below cost for less than one year; 14 security issues were below cost for one year or more and less than three years; and 26 security issues were below cost for three years or more. At December 31, 2010, the Company had 187 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 130 security issues were below cost for less than one year; 18 security issues were below cost for one year or more and less than three years; and 39 security issues were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of September 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$854	$49
Due after one year through five years	44,916	1,759
Due after five years through ten years	68,885	3,200
Due after ten years	84,808	12,860

Total	199,463	17,868
Securities with variable principal payments	101,868	9,621
Redeemable preferred stocks	5,991	744

Total	$307,322	$28,233

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income.

	Quarter Ended September 30 2011	Nine Months Ended September 30 2011
Credit losses on securities held at beginning of period in accumulated other comprehensive income	$11,952	$11,567
Additions for credit losses not previously recognized in other-than-temporary impairment	28	35
Additions for increases in the credit loss for which an other-than-temporary impairment previously was recognized and there was no intent to sell the security before recovery of its amortized cost basis	122	508
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)	(12)

Credit losses on securities held at the end of period in accumulated other comprehensive income	$12,098	$12,098

Mortgage Loans

The Company invests in commercial mortgage loans that are secured by real estate on an ongoing basis. At September 30, 2011, the Company had 17% of its invested assets in commercial mortgage loans, up from 16% at December 31, 2010. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 55 new loans to the portfolio during the first nine months of 2011, and 84% of these loans had some amount of recourse requirement. The Company purchased 22 mortgage loans totaling $72.3 million from another institutional lender during the second quarter of 2011. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans. During 2011, the Company originated 33 new loans totaling $44.3 million and 100% of these loans included some amount of recourse. The average loan to value ratio for the overall portfolio was 47% and 49% at September 30, 2011 and December 31, 2010, respectively, based upon the underwriting and appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table summarizes the amount of mortgage loans held by the Company as of September 30, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans were initially originated in prior years.

	Carrying Amount	% of Total
Prior to 2002	$31,858	5%
2003	44,473	7%
2004	32,686	5%
2005	57,077	9%
2006	48,279	8%
2007	35,851	6%
2008	44,785	7%
2009	55,074	9%
2010	145,773	23%
2011	130,922	21%

	626,778	100%
Allowance for loss	(3,410)

Total	$623,368

The following table identifies mortgage loans by geographic location as of September 30, 2011 and December 31, 2010.

	September 30 2011		December 31 2010
	Carrying Amount	% of Total	Carrying Amount	% of Total
Geographic region:
Pacific	$148,691	24%	$134,892	24%
West north central	131,358	21%	122,228	22%
West south central	104,977	17%	106,093	19%
Mountain	79,624	13%	72,871	13%
South atlantic	64,192	10%	50,454	9%
East north central	31,095	5%	30,905	5%
Middle atlantic	46,638	7%	22,975	4%
East south central	20,203	3%	22,159	4%

	626,778	100%	562,577	100%
Allowance for loss	(3,410)		(3,410)

Total	$623,368		$559,167

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies mortgage loans by property type as of September 30, 2011 and December 31, 2010. The other category consists of apartment and retail properties.

	September 30 2011		December 31 2010
	Carrying Amount	% Total	Carrying Amount	% Total
Property type:
Industrial	$262,322	42%	$263,621	47%
Office	255,089	41%	227,772	41%
Medical	47,046	7%	35,223	6%
Other	62,321	10%	35,961	6%

	626,778	100%	562,577	100%
Allowance for loss	(3,410)		(3,410)

Total	$623,368		$559,167

The following table identifies the concentration of mortgage loans by state greater than 5% as of September 30, 2011 and December 31, 2010.

	September 30 2011		December 31 2010
	Carrying Amount	% of Total	Carrying Amount	% of Total
California	$124,690	20%	$115,766	21%
Texas	91,490	15%	81,903	15%
Minnesota	66,353	11%	56,537	10%
Florida	31,700	5%	28,770	5%
All Others	312,545	49%	279,601	49%

	626,778	100%	562,577	100%
Allowance for loss	(3,410)		(3,410)

Total	$623,368		$559,167

The table below identifies mortgage loans by maturity as of September 30, 2011.

	Carrying Amount	% of Total
Mortgage loans by maturity:
Due in one year or less	$18,666	3%
Due after one year through five years	164,817	26%
Due after five years through ten years	253,581	40%
Due after ten years	189,714	31%

	626,778	100%
Allowance for loss	(3,410)

Total	$623,368

The concentration in California, along with other states included in the Pacific Region, exposes the Company to potential losses from a regional economic downturn and certain catastrophes, such as earthquakes and fires that may affect certain areas of the region. The Company requires borrowers to maintain fire insurance coverage to provide reimbursement for losses due to fire. The Company diversifies its commercial mortgage loan portfolio both geographically and by property type to reduce certain catastrophic and economic exposure. However, diversification may not always sufficiently mitigate the risk of such losses. Historically, the delinquency rate of the Company’s Pacific Region commercial mortgage loans has been substantially below the industry average and consistent with the Company’s experience in other regions. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans. However, the Company does consider the potential for earthquake loss if the property lies within areas believed by the Company to be seismically active

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

submarkets and structural information specific to each property. The Company does not expect catastrophe or earthquake damage or economic downturn in the Pacific Region to have a material adverse effect on its business, financial position, results of operations or cash flows. However, the Company cannot provide assurance that such risks could not have such material adverse effects.

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

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. The Company had commitments to originate mortgage loans of $3.9 million at September 30, 2011 with fixed interest rates ranging from 5.25% to 6.375%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee.

Prior to 2010, the Company issued two construction-to-permanent loans totaling $17.8 million. At September 30, 2011, $17.8 million had been disbursed for the two construction loans, with no remaining commitments. Both projects have been completed and one has been transitioned to permanent loan status. In addition, in the first quarter of 2011, the Company issued a third construction-to-permanent loan in the amount of $2.8 million. At September 30, 2011, $1.1 million had been disbursed. At completion and fulfillment of occupancy requirements, the construction loan will convert to a long-term, fixed rate permanent loan.

5. Financing Receivables

The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as an asset in the Company’s statement of financial position.

The table below identifies the Company’s financing receivables by classification amount as of September 30, 2011 and December 31, 2010.

	September 30 2011	December 31 2010
Receivables:
Agent receivables, net (allowance $1,631; $644 - 2010)	$2,235	$2,677
Investment-related financing receivables:
Mortgage loans, net (allowance $3,410; $3,410 - 2010)	623,368	559,167

Total financing receivables	$625,603	$561,844

Agent Receivables

The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These receivables are long-term in nature, are trade receivables with the Company’s sales force, contain specifically agreed contracts and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.8 million as of September 30, 2011 and the Company had an allowance for doubtful accounts totaling $1.6 million. Gross agent receivables totaled $3.3 million with an allowance for doubtful accounts of $0.6 million at December 31, 2010. The Company has two types of agent receivables included in this category as follows:

•

Agent specific loans. As of September 30, 2011, these loans totaled $0.8 million with a minimal allowance for doubtful accounts. As of December 31, 2010, agent specific loans totaled $0.3 million and had a minimal allowance for doubtful accounts.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $3.0 million, and the Company had an allowance for doubtful accounts of $1.6 million as of September 30, 2011. Gross agent receivables totaled $3.0 million and the allowance for doubtful accounts was $0.6 million as of December 31, 2010.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Mortgage Loans

The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, net of an allowance for potential future losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.

If a mortgage loan is determined to be in non-accrual status, the Company does not accrue interest income. The loan is independently monitored and evaluated as to potential impairment or foreclosure. This evaluation includes assessing the probability of receiving future cash flows, along with consideration of many of the factors described below. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.

Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property-type in a table in this section. In addition, geographic distributions for both regional and significant state concentrations are also presented in Note 4 - Investments. These measures are also supplemented with various other analytics to provide additional information concerning mortgage loans and management’s assessment of financing receivables.

The following table presents an aging schedule for delinquent payments for both principal and interest as of September 30, 2011 and December 31, 2010, by property type.

		Amount of Payments Past Due
September 30, 2011	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
Industrial	$-	$-	$-	$-	$-
Medical	-	-	-	-	-
Office	2,980	22	7	-	29
Other	-	-	-	-	-

Total	$2,980	$22	$7	$-	$29

December 31, 2010
Industrial	$1,187	$11	$-	$-	$11
Medical	-	-	-	-	-
Office	2,219	22	-	-	22
Other	-	-	-	-	-

Total	$3,406	$33	$-	$-	$33

As of September 30, 2011, there was one mortgage loan that was 30 days past due and one 60 days past due. Subsequently, payment has been received on the 30-day delinquent loan and brought current in October 2011. As of December 31, 2010, there were two mortgage loans that were 30 days past due. Subsequently, payment was received on both of these loans and they were brought current in January 2011.

The allowance for losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for credit losses was $3.4 million at September 30, 2011.

The Company monitors and evaluates the allowance for losses on mortgage loans using a process that includes many factors, as detailed in the Financing Receivables - Mortgage Loans section of Note 3 - Investments of the Company’s 2010 Form 10-K.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Over the past three years, the Company has had one mortgage loan default, which occurred in the fourth quarter of 2010. The Company completed the foreclosure on this loan in the fourth quarter of 2010 with no impairment recorded due to the fair value of the property being greater than its book value. Based in part on the factors described above, the Company has determined that it does not have any impairments in its portfolio. The Company had no loans that were restructured or modified in 2011.

The following table details the activity of the collectively evaluated allowance for losses on mortgage loans as of September 30, 2011 and December 31, 2010.

	September 30 2011	December 31 2010
Beginning of year	$3,410	$3,410
Additions	-	-
Deductions	-	-

End of year	$3,410	$3,410

6. Variable Interest Entities

The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability companies that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Income.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which have not been consolidated at September 30, 2011 and December 31, 2010. The table includes investments in 11 real estate joint ventures and 28 affordable housing real estate joint ventures as of September 30, 2011 and investments in 10 real estate joint ventures and 28 affordable housing real estate joint ventures as of December 31, 2010.

	September 30 2011		December 31 2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$36,064	$36,064	$35,089	$35,089
Affordable housing real estate joint ventures	21,031	63,323	21,129	63,444

Total	$57,095	$99,387	$56,218	$98,533

The maximum exposure to loss relating to the real estate joint ventures and affordable housing real estate joint ventures, as shown in the table above, is equal to the carrying amounts plus any unfunded equity commitments, exposure to potential recapture of tax credits, guarantees of debt or other obligations of the VIE with recourse to the Company. Unfunded equity and loan commitments typically require financial or operating performance by other parties and have not yet become due or payable but which may become due in the future. As of September 30, 2011 and December 31, 2010, the Company had $6.9 million and $9.2 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions and operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures as of September 30, 2011 and December 31, 2010 includes $14.4 million and $12.0 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below provides information about comprehensive income for the third quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net unrealized gains (losses) arising during the year	$57,584	$68,150	$96,657	$182,371
Less:
Net realized investment gains (losses), excluding impairment losses	204	299	3,337	2,934
Other-than-temporary impairment losses recognized in earnings	(167)	(1,080)	(674)	(4,129)
Other-than-temporary impairment losses recognized in other comprehensive income	17	170	131	309

Net unrealized gains (losses) excluding impairment losses	57,530	68,761	93,863	183,257
Effect on DAC and VOBA	(20,189)	(22,405)	(27,019)	(57,306)
Policyholder account balances	(6,089)	(6,948)	(9,600)	(15,598)
Deferred income taxes	(10,940)	(13,792)	(20,037)	(38,623)

Other comprehensive income	20,312	25,616	37,207	71,730
Net income	4,466	4,456	20,430	15,479

Comprehensive income	$24,778	$30,072	$57,637	$87,209

The following table provides accumulated balances related to each component of accumulated other comprehensive income as of September 30, 2011.

	Net Unrealized Gain (Loss) on Non-Impaired Securities	Net Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$122,422	$(12,231)	$(55,980)	$(35,538)	$(7,430)	$(3,436)	$7,807
Other comprehensive income	93,774	89	-	(27,019)	(9,600)	(20,037)	37,207

End of period	$216,196	$(12,142)	$(55,980)	$(62,557)	$(17,030)	$(23,473)	$45,014

8. Notes Payable

The Company had no notes payable at September 30, 2011 or December 31, 2010.

As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in the third quarter and $0.1 million for the nine-month period ended September 30, 2011. Dividends received were less than $0.1 million in the third quarter and $0.1 million for the nine-month period ended September 30, 2010.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2012. The Company anticipates renewing these lines as they come due.

9. Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average numbers of shares outstanding were 11,432,209 and 11,467,605 for the quarters ended September 30, 2011 and 2010, respectively. The average numbers of shares outstanding were 11,453,124 and 11,492,090 for nine months ended September 30, 2011 and 2010, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

10. Income Taxes

The third quarter income tax expense was $3.0 million or 40% of income before tax for 2011, versus $2.3 million or 34% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2011 was $11.3 million or 36% of income before tax, versus $10.1 million or 40% of income before tax for the prior year period.

The effective income tax rate in the third quarter of 2011 and for the nine months ended September 30, 2011 was greater than the prevailing corporate federal income tax rate of 35% primarily due to adjustments related to the Company’s investments in affordable housing. The affordable housing adjustments resulted in a tax expense of approximately 5% and 1% of income before tax in the third quarter and nine months ended September 30, respectively.

The effective income tax rate in the third quarter of 2010 was less than the prevailing corporate federal income tax rate of 35% primarily due to favorable permanent differences. The permanent differences consisted primarily of the dividends-received deduction and differences between the prior year tax provision and the Company’s filed tax returns. The permanent differences resulted in a tax benefit of approximately 7% of income before tax. Additionally, a decrease in the income tax contingency in third quarter 2010 resulted in a benefit of approximately 2% of income before tax. The favorable differences were partially offset in the third quarter of 2010 by expense of approximately 8% of income before tax, related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $2.4 million or 10% of income before tax and included tax credit recapture events. Permanent differences, primarily from the dividends-received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

The Company did not have any uncertain tax positions at September 30, 2011.

As of September 30, 2011, the Company had a $1.5 million net current tax liability and a $73.3 million deferred tax liability. As of December 31, 2010, the Company had a $0.2 million current tax liability and a $53.3 million deferred tax liability.

Federal income taxes paid during the first nine months of 2011 and 2010 were $8.3 million and $4.0 million, respectively.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
Insurance revenues:
Third quarter:	2011	$28,377	$12,613	$17,048	$(135)	$57,903
	2010	34,617	11,525	16,420	(133)	62,429
Nine months:	2011	84,651	37,413	50,655	(404)	172,315
	2010	99,957	36,728	48,630	(396)	184,919

Net investment income:
Third quarter:	2011	$40,031	$133	$2,929	$-	$43,093
	2010	40,842	149	3,129	-	44,120
Nine months:	2011	123,798	420	9,159	-	133,377
	2010	121,014	456	9,226	-	130,696

Net income (loss):
Third quarter:	2011	$3,083	$299	$1,084	$-	$4,466
	2010	4,413	(758)	801	-	4,456
Nine months:	2011	20,333	(461)	558	-	20,430
	2010	15,651	(1,630)	1,458	-	15,479

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

12. Pensions and Other Postretirement Benefits

The following tables provide the components of net periodic benefit cost for the third quarters and nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	Quarter Ended September 30		Quarter Ended September 30
	2011	2010	2011	2010
Service cost	$-	$473	$161	$205
Interest cost	1,871	1,819	387	460
Expected return on plan assets	(2,342)	(2,159)	(9)	(11)
Amortization of:
Unrecognized actuarial gain (loss)	896	1,034	4	(57)
Unrecognized prior service cost	-	(142)	(68)	(59)

Net periodic benefit cost	$425	$1,025	$475	$538

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$-	$1,418	$482	$615
Interest cost	5,613	5,456	1,162	1,377
Expected return on plan assets	(7,025)	(6,477)	(28)	(34)
Amortization of:
Unrecognized actuarial gain (loss)	2,687	3,103	13	(170)
Unrecognized prior service cost	-	(425)	(204)	(178)

Net periodic benefit cost	$1,275	$3,075	$1,425	$1,610

The Kansas City Life Cash Balance Pension Plan was amended effective December 31, 2010 to provide that participants’ accrued benefits will be frozen as of, and that no further benefits or accruals will be earned after, December 31, 2010. The postretirement plan disclosures included herein do not include the potential impact from the Medicare Act (the Act) that became law in December 2003. The Act introduced a new federal subsidy to sponsors of certain retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare. Since the Company does not provide benefits that are actuarially equivalent to Medicare, the Act did not impact the Company’s disclosures.

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

No payments were made under this plan during the first nine months ended September 30, 2011 and 2010.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The changes in accrual for share-based compensation that increased operating expense in the third quarters of 2011 and 2010 were each $0.1 million, net of tax. The changes in accrual for share-based compensation that increased operating expense in the first nine months of 2011 and 2010 were each $0.1 million, net of tax.

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

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $82.0 million at September 30, 2011 (December 31, 2010 - $80.3 million) and the guarantee liability was $0.7 million at September 30, 2011, a $3.5 million change from December 31, 2010. The value of the GMWB rider is

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at September 30, 2011 was $0.2 million, virtually unchanged from December 31, 2010.

15. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2011, the Company’s commitments included purchase commitments to fund mortgage loans and other investments of $11.1 million. At September 30, 2011, the Company also had a commitment to fund one construction-to-permanent loan of $1.7 million that is subject to the borrower’s performance.

Subsequent to September 30, 2011, the Company entered into a commitment to fund an additional mortgage loan of $4.8 million. The Company has also funded $0.5 million of the remaining commitment on the construction-to-permanent loan that was outstanding as of September 30, 2011.

16. Contingent Liabilities

The Company is occasionally involved in litigation, both as a defendant and as a plaintiff. The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products. In addition, state regulatory bodies, the SEC, FINRA, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance, securities and activities of broker-dealers.

The Company’s retail broker-dealer subsidiary is in an industry that involves substantial risks of liability. In recent years, litigation and arbitration proceedings involving actions against registered representatives and securities products (including mutual funds, variable annuities, and alternative investments such as real estate investment products, oil and gas investments, etc.) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

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

In accordance with applicable accounting guidelines, the Company has established an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter develops, it is evaluated on an ongoing basis, in conjunction with outside counsel, as to whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure. If and when a loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, the Company establishes an accrued liability. This accrued liability is then monitored for further developments that may affect the amount of the accrued liability.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

18. Subsequent Events

On October 24, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid November 9, 2011 to stockholders of record as of November 3, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2011 and 2010 and the financial condition of the Company as of September 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2010 Form 10-K. Amounts are stated in thousands, except share data, or as otherwise noted.

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

The Company earns revenues primarily from premiums received from the sale of life insurance, immediate annuity and accident and health policies, from earnings on its investment portfolio and from the sale of investment assets. Revenues from the sale of traditional life insurance, immediate annuity products and accident and health products are reported as premium income for financial statement purposes. Considerations for supplementary contracts with life contingencies are reported as part of other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities and supplementary contracts without life contingencies, are not reported as premium revenues. These are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Consolidated Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances and other charges deducted from policyholders’ balances.

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

General economic conditions may affect future results. Interim results are not necessarily indicative of results for the entire year and should be read in conjunction with the Company’s 2010 Form 10-K. Market fluctuations, often extreme in nature, have significantly impacted the financial markets and the Company’s investments, revenues, and policyholder benefits. The interest rate and credit environments have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions continue and the stressed economic and market environment may persist into the future.

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

Consolidated Results of Operations

Summary of Results

The Company’s net income in the third quarter of 2011 was $4.5 million, the same as the third quarter of 2010. Net income per share was $0.39 per share in both the third quarters of 2011 and 2010. Net income for the first nine months of 2011 was $20.4 million, an increase of $5.0 million or 32% compared to last year. Net income per share was $1.78, an increase of $0.43 per share versus the same period one year earlier.

Results for the third quarter of 2011 reflected a $7.8 million decrease in policyholder benefits and a $0.7 million increase in net realized investment gains. Partially offsetting these improvements were a $3.3 million decrease in net premiums, a $2.9 million increase in the amortization of DAC, a $1.2 million decline in contract charges, and lower net investment income of $1.0 million.

Contributing to the higher net income for the nine months were increases in realized investment gains of $3.3 million and net investment income of $2.7 million. Decreases in policyholder benefits of $14.1 million and interest credited to policyholder account balances of $1.9 million also contributed to the increase in net income. Partially offsetting these favorable items were decreases in net premiums of $8.0 million and contract charges of $4.6 million.

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

The Company’s marketing plan for individual products primarily focuses on three main aspects: providing financial security with respect to life insurance; the accumulation of long-term value; and future retirement income needs. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company has placed an emphasis on training and direct support to the field force to assist new agents in their start-up phase, support existing agents to stay abreast of the ever- changing regulatory environment, and introduce agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities when they occur.

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

The following tables present gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the third quarters and nine months ended September 30, 2011 and 2010. New premiums are detailed by product.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$4,249	1	$4,201	15
Immediate annuities	1,903	(72)	6,689	(38)
Group life insurance	516	(5)	545	52
Group accident and health insurance	3,301	13	2,920	6

Total new premiums	9,969	(31)	14,355	(18)
Renewal premiums	37,079	7	34,813	(3)

Total premiums	47,048	(4)	49,168	(8)
Reinsurance ceded	(14,572)	9	(13,382)	(4)

Premiums, net	$32,476	(9)	$35,786	(9)

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$12,973	6	$12,229	18
Immediate annuities	5,649	(66)	16,637	(1)
Group life insurance	1,463	(13)	1,672	47
Group accident and health insurance	10,292	9	9,454	25

Total new premiums	30,377	(24)	39,992	12
Renewal premiums	109,034	3	105,356	(2)

Total premiums	139,411	(4)	145,348	2
Reinsurance ceded	(42,509)	5	(40,414)	2

Premiums, net	$96,902	(8)	$104,934	1

Consolidated total premiums decreased $2.1 million or 4% in the third quarter of 2011 versus the same period in the prior year. This includes a decrease in total new premiums of $4.4 million or 31% and an increase in total renewal premiums of $2.3 million or 7%. The decrease in new premiums was due to a $4.8 million or 72% decrease in immediate annuities. This decrease was largely the result of elevated sales of this product in 2010 due to the demand of guaranteed benefits by consumers at that time. Immediate annuity receipts can have sizable fluctuations, as receipts from policyholders result from significant one-time premiums rather than recurring premiums. The decrease in new immediate annuity sales can also be attributed to lower interest rates and increased competition from alternative products. New individual life insurance premiums increased 1%, primarily reflecting a 5% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment primarily reflects greater field force productivity and the expansion of targeted geographic distribution opportunities. New group accident and health premiums increased $0.4 million or 13%, primarily due to increased sales of short-term disability products. The Group segment has expanded the use of a third-party marketing organization, specifically in the short-term disability market, which has resulted in increased new sales of this product. The increase in renewal premiums was primarily due to a $1.2 million increase in renewal group accident and health premiums, largely in the dental line. Also contributing to the increase in renewal premiums was a $1.0 million or 4% increase in individual life sales from both the Individual Insurance and Old American segments.

Consolidated total premiums decreased $5.9 million or 4% for the first nine months of 2011 versus the same period in the prior year, reflecting an $11.0 million or 66% decrease in new immediate annuity sales. However, total renewal premiums increased $3.7 million or 3% in the nine months. The decrease in new immediate annuities was largely the result of elevated sales of this product in 2010 due to the demand of guaranteed benefits by consumers at that time. The decrease in new immediate annuity sales can also be attributed to lower interest rates and increased competition from alternative products. New individual life insurance premiums increased $0.7 million or 6%, primarily reflecting a 10% increase in new premiums in the Old American segment. The increase in new premiums from the Old American segment primarily reflects the continued results of greater field force productivity and targeted geographic distribution opportunities. New group accident and health premiums increased $0.8 million or 9%, primarily due to increased sales of short-term disability products. The Group segment expanded the use of a third-party marketing organization in 2011, specifically in the short-term disability market, which has resulted in increased new sales of this product. However, the segment has also significantly reinsured the risk associated with this product. The increase in renewal premiums included a $1.6 million or 2% increase in individual life sales, reflecting increases from both the Old American and Individual Insurance segments. Also contributing to the increase in renewal premiums was a $1.6 million or 6% increase in group accident and health premiums from both short-term disability and dental products.

The following tables reconcile deposits with the Consolidated Statements of Cash Flows and provide detail by new and renewal deposits for the third quarters and nine months ended September 30, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$2,391	(39)	$3,920	85
Variable universal life insurance	183	(43)	320	82
Fixed deferred annuities	15,368	(42)	26,562	37
Variable annuities	4,119	44	2,870	(14)

Total new deposits	22,061	(34)	33,672	35
Renewal deposits	37,459	6	35,260	3

Total deposits	$59,520	(14)	$68,932	17

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$8,953	(14)	$10,418	71
Variable universal life insurance	676	(11)	760	(13)
Fixed deferred annuities	48,285	(1)	49,005	(24)
Variable annuities	14,098	(2)	14,387	30

Total new deposits	72,012	(3)	74,570	(10)
Renewal deposits	109,490	4	104,880	6

Total deposits	$181,502	1	$179,450	(1)

Total new deposits decreased $11.6 million or 34% in the third quarter of 2011 compared with the prior year. New fixed annuity deposits decreased $11.2 million or 42% and new universal life deposits decreased $1.5 million or 39%. This was partially offset by a $1.2 million or 44% increase in new variable annuity deposits. The decrease in new fixed deferred annuity deposits can be largely attributed to lower interest rates and increased competition from alternative products. Total renewal deposits increased $2.2 million or 6% in the third quarter of 2011 compared with the same period one year earlier.

Total new deposits decreased $2.6 million or 3% in the first nine months of 2011 compared with the prior year. This decrease reflected declines in new universal life deposits of $1.5 million or 14%; new fixed deferred annuity deposits of $0.7 million or 1%; and new variable annuity deposits of $0.3 million or 2%. Total renewal deposits increased $4.6 million or 4% in the first nine months of 2011.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the third quarter of 2011, total insurance revenues decreased $4.5 million or 7%, reflecting a $3.3 million or 9% decrease in net premiums and a $1.2 million or 5% decrease in contract charges. Total immediate annuity premiums decreased $4.8 million or 72%. However, total individual life premiums and total accident and health premiums increased $1.2 million and $1.5 million, respectively, versus the prior year. In addition, reinsurance ceded increased $1.2 million or 9% in the third quarter, largely from new short-term disability sales.

Insurance revenues for the first nine months of 2011 decreased $12.6 million or 7%, largely from a decrease in immediate annuity sales of $10.7 million or 64% and a decrease in contract charges of $4.6 million or 6% compared to the first nine months of 2010. Total individual life premiums increased $2.6 million or 3%, primarily reflecting an increase from the Old American segment. Accident and health premiums increased $2.2 million or 6%, largely driven from disability sales from the Group segment. Partially offsetting these increases was an increase in reinsurance ceded of $2.1 million, principally resulting from an increase in new short-term disability sales.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges. Certain contract charges for universal life, deposit or investment products are not recognized in income immediately but are deferred and amortized into income in proportion to the expected future gross profits of the business in a manner similar to

DAC. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales and has the intent of holding and servicing long-term. Total contract charges on these closed blocks were approximately one-third of total consolidated contract charges for both the third quarter and first nine months of both periods presented.

Total contract charges on all blocks of business decreased $1.2 million or 5% in the third quarter of 2011 compared to the third quarter of 2010. Contract charges on closed blocks of business decreased $0.3 million or 3% and contract charges on ongoing blocks of business decreased $0.9 million or 5%. Cost of insurance charges declined due to the runoff of the closed blocks. Surrender charges declined due to reduced surrenders of universal life and variable universal life insurance products on the ongoing blocks of business.

Total contract charges decreased $4.6 million or 6% in the first nine months of 2011 compared to the same period in 2010. Contract charges on closed blocks of business decreased $1.3 million or 4% and contract charges on ongoing blocks of business decreased $3.3 million or 6%. Cost of insurance charges declined largely due to the runoff of the closed blocks. The decline in surrender charges reflected reduced surrenders on universal life and variable universal life products in the ongoing blocks of business. Deferred revenue declined primarily due to the unlocking described in the Company’s Form 10-Q for the quarter ended June 30, 2011.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums increased $1.2 million or 9% in the third quarter and $2.1 million or 5% in the first nine months, as compared to the same periods in 2010. Reinsurance ceded premiums for the Individual Insurance segment increased $0.6 million or 6% in the third quarter and $0.4 million or 1% in the nine months. The Group segment experienced a $0.7 million or 30% increase in reinsurance ceded in the third quarter and $2.0 million or 30% in the nine months, largely due to increased disability sales from a third-party arrangement where the risk is 100% reinsured. Reinsurance ceded for the Old American segment declined 12% in both the third quarter and first nine months of 2011, reflecting the continued runoff of a large closed block of reinsured business.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans. Gross investment income decreased $0.8 million or 2% in the third quarter of 2011, compared with the same period in 2010. Gross investment income for the nine months increased $3.3 million or 2% versus 2010. The lower investment income from the third quarter of 2011 was largely due to lower yields earned and a $1.2 million decline in the market value of an alternative investment fund. Partially offsetting this, average invested assets increased, largely due to increased mortgage loan holdings in 2011. The increase in investment income for the first nine months of 2011 resulted from both an increase in average invested assets and higher yields earned.

Fixed maturity securities provided a majority of the Company’s investment income during the third quarter and nine months ended September 30, 2011. Income on these investments declined $1.9 million in the third quarter and $2.3 million in the nine months, reflecting both rate and average volume declines.

Investment income from mortgage loans increased $2.5 million in the third quarter and $5.5 million during the first nine months of 2011 compared to the same periods in 2010. These improvements were largely the result of higher mortgage loan portfolio holdings in 2011 compared to 2010, as the Company increased mortgage loan holdings through purchases made during the second through fourth quarters of 2010 and in the second quarter of 2011. During 2010, the Company purchased approximately $84.6 million in mortgage loans, and the Company purchased another $72.3 million in mortgage loans during the second quarter of 2011. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans.

In addition, the market value declined on an alternative investment fund, which reduced investment income of $1.2 million in the third quarter of 2011 compared to the prior year and $0.4 million for the first nine months of 2011 versus the prior year.

Net investment income is stated net of investment expenses. Investment expenses increased $0.2 million or 9% in the third quarter of 2011 compared to the same period in 2010 and increased $0.6 million in the first nine months of 2011 versus the same period of the prior year. These variances can largely be attributed to real estate expenses.

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Gross gains resulting from:
Sales of investment securities	$292	$290	$3,944	$1,914
Investment securities called and other	105	75	1,355	1,241

Total gross gains	397	365	5,299	3,155

Gross losses resulting from:
Sales of investment securities	(76)	(19)	(1,666)	(19)
Investment securities called and other	(118)	(47)	(297)	(202)
Mortgage loans	-	-	(3)	-

Total gross losses	(194)	(66)	(1,966)	(221)
Amortization of DAC and VOBA	7	(36)	(218)	145

Net realized investment gains, excluding impairment losses	210	263	3,115	3,079

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(167)	(1,080)	(674)	(4,129)
Portion of loss recognized in other comprehensive income	17	170	131	309

Net impairment losses recognized in earnings	(150)	(910)	(543)	(3,820)

Realized investment gains (losses)	$60	$(647)	$2,572	$(741)

The Company recorded net realized investment gains of less than $0.1 million in the third quarter of 2011, compared with a $0.6 million net realized investment loss in the third quarter of 2010. During the third quarter of 2011, investment losses of $0.1 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. These were offset by $0.3 million in gains from the sale of investment securities and $0.1 million in gains from investment securities called and other. In the above table, investment securities called and other includes, but is not limited to, principal paydowns and sinking funds.

Net realized investment gains for the first nine months totaled $2.6 million in 2011, compared to a $0.7 million net realized investment loss in 2010. Investment losses of $0.5 million were due to write-downs of investment securities that were considered other-than-temporarily impaired during the nine months, including $0.1 million from the third quarter, $0.2 million from the second quarter and $0.2 million from the first quarter of 2011. In addition, the Company had realized losses of $1.7 million from sales of investment securities. These were offset by $3.9 million in gains from the sale of investment securities and $1.4 million in gains from investment securities called and other.

The Company’s analysis of securities for the third quarter ended September 30, 2011 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments and were written down by a combined $0.1 million due to credit impairments. All of the securities with other-than-temporary impairments in both the third quarter and nine months were residential mortgage-backed securities that had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.3 million in the first quarter, $0.2 million in the second quarter and $0.2 in the third quarter of 2011. These impairment losses included $0.1 million in both the first and second quarters of 2011 and less than $0.1 million in the third quarter of 2011 that were determined to be non-credit and recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $52.1 million.

The following tables summarize securities with other-than-temporary impairments recognized in earnings by business segment during the first three quarters and nine months of 2011 and 2010 by asset class:

				Nine Months
	Quarter Ended	Quarter Ended	Quarter Ended	Ended
	March 31	June 30	September 30	September 30
	2011	2011	2011	2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188	$164	$141	$493
Old American	23	18	9	50

Total	$211	$182	$150	$543

Segment detail:
Individual Insurance	$188	$164	$141	$493
Old American	23	18	9	50

Consolidated total	$211	$182	$150	$543

				Nine Months
	Quarter Ended	Quarter Ended	Quarter Ended	Ended
	March 31	June 30	September 30	September 30
	2010	2010	2010	2010
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$737	$366	$256	$1,359
Old American	109	18	34	161
Other:
Individual Insurance	740	807	579	2,126
Old American	-	133	41	174

Total	1,586	1,324	910	3,820

Segment detail:
Individual Insurance	1,477	1,173	835	3,485
Old American	109	151	75	335

Consolidated total	$1,586	$1,324	$910	$3,820

The following table provides detail regarding nine individual investment securities that were written down through earnings during the first nine months of 2011 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
	Individual	Old
Security	Insurance	American	Consolidated	Description
Other - 9 securities	$493	$50	$543

Total	$493	$50	$543

The following table provides detail regarding 12 individual investment securities that were written down through earnings during the first nine months of 2010 by business segment.

	Impairment Loss
	Individual	Old
Security	Insurance	American	Consolidated	Description
Securitization of U.S. government guaranteed student loans	$964	$-	$964	Liquidation of the security by the trustees, at the direction of a majority of bondholders.
Mortgage-backed security	423	159	582	Decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused cash flow projections to be less than the amortized cost of the security.
Other - 10 securities	2,098	176	2,274

Total	$3,485	$335	$3,820

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

The Company’s ability to manage these risks is essential to the success of the organization. In particular, the Company devotes considerable resources to both the credit analysis of each new investment and to ongoing credit positions. The majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to deterioration in the financial strength of the issuer and that the timely or ultimate payment of principal or interest might not occur. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring. Credit risk is managed primarily through industry, issuer, and structure diversification.

The following table provides information regarding fixed maturity and equity securities by asset class as of September 30, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$132,794	5%	$130,225	$13,443	$2,569	$26
Federal agencies [1]	27,307	1%	27,307	3,524	-	-
Federal agency issued residential mortgage-backed securities [1]	124,717	5%	123,718	10,296	999	3

Subtotal	284,818	11%	281,250	27,263	3,568	29
Corporate obligations:
Industrial	463,700	17%	436,942	44,453	26,758	858
Energy	167,623	6%	156,762	18,698	10,861	141
Communications and technology	199,659	7%	194,007	16,369	5,652	104
Financial	317,832	12%	257,322	16,588	60,510	4,561
Consumer	471,377	18%	456,759	43,803	14,618	511
Public utilities	309,232	12%	292,556	38,448	16,676	2,183

Subtotal	1,929,423	72%	1,794,348	178,359	135,075	8,358
Corporate private-labeled residential mortgage-backed securities	172,750	6%	71,882	2,151	100,868	9,616
Municipal securities	169,442	6%	162,463	19,045	6,979	106
Other	96,603	4%	41,762	3,682	54,841	9,380
Redeemable preferred stocks	11,153	-	5,162	162	5,991	744

Fixed maturity securities	2,664,189	99%	2,356,867	230,662	307,322	28,233
Equity securities	36,900	1%	35,773	1,756	1,127	131

Total	$2,701,089	100%	$2,392,640	$232,418	$308,449	$28,364

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class as of December 31, 2010.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$135,142	5%	$125,273	$7,180	$9,869	$318
Federal agencies [1]	26,095	1%	26,095	1,951	-	-
Federal agency issued residential mortgage-backed securities [1]	138,056	5%	137,759	9,740	297	2

Subtotal	299,293	11%	289,127	18,871	10,166	320
Corporate obligations:
Industrial	432,518	16%	352,700	26,255	79,818	2,930
Energy	178,511	7%	170,663	15,498	7,848	224
Communications and technology	172,946	6%	134,184	9,243	38,762	796
Financial	350,659	13%	261,745	14,161	88,914	5,022
Consumer	430,504	16%	347,883	28,725	82,621	2,373
Public utilities	324,800	12%	296,241	27,640	28,559	1,466

Subtotal	1,889,938	70%	1,563,416	121,522	326,522	12,811
Corporate private-labeled residential mortgage-backed securities	195,055	7%	98,474	2,352	96,581	16,826
Municipal securities	151,831	6%	62,887	1,319	88,944	3,301
Other	98,002	4%	38,135	5,194	59,867	7,739
Redeemable preferred stocks	14,769	1%	9,818	342	4,951	440

Fixed maturity securities	2,648,888	99%	2,061,857	149,600	587,031	41,437
Equity securities	38,321	1%	36,287	2,165	2,034	137

Total	$2,687,209	100%	$2,098,144	$151,765	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

As of December 31, 2010, the Company had $41.6 million in gross unrealized losses on investment securities which were offset by $151.8 million in gross unrealized gains. As of September 30, 2011, the Company’s unrealized losses on investment securities had decreased to $28.4 million and were offset by $232.4 million in gross unrealized gains. As of September 30, 2011, 29% of the gross unrealized losses were in the category of corporate obligations. The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, 34% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, also due to the troubled residential real estate and mortgage markets. As of September 30, 2011, 89% of the total fair value of the fixed maturities portfolio had unrealized gains, up from 78% at December 31, 2010.

The following table identifies fixed maturity securities available for sale by rating.

	September 30, 2011		December 31, 2010
Equivalent S&P Rating	Fair Value	% of Total	Fair Value	% of Total
AAA	$183,738	7%	$511,854	19%
AA	596,806	22%	278,850	11%
A	787,151	30%	780,919	30%
BBB	901,243	34%	905,540	34%

Total investment grade	2,468,938	93%	2,477,163	94%
BB	65,573	2%	56,973	2%
B and below	129,678	5%	114,752	4%

Total below investment grade	195,251	7%	171,725	6%

	$2,664,189	100%	$2,648,888	100%

As of September 30, 2011, 93% of all fixed maturity securities were investment grade. This is a decline from 94% at December 31, 2010.

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

The Company has less than 5% of its investments in municipal bond securities. The Company’s investments in municipal bonds present unique considerations in evaluating other-than-temporary impairments. Judgments regarding whether a municipal debt security is other-than-temporarily impaired include analyzing a number of rather unique characteristics pertaining to the issuer. Municipalities possess unique powers, along with special legal standing and protections. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt and the ability to shift spending to other authorities. In addition, state governments often provide secondary support to local governments in times of financial stress and the federal government has also provided assistance to state governments.

The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant. If the present value of the projected expected future cash flows is determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 16 and 12 non-U.S. Agency mortgage-backed securities that had such indications as of September 30, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows as of September 30, 2011 and December 31, 2010, respectively. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	September 30, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	2.8%	2.8%	40%	40%	18.0%	18.0%
2004	4.3%	7.7%	40%	57%	10.0%	12.0%
2005	4.0%	13.8%	43%	65%	6.0%	12.0%
2006	3.9%	12.0%	57%	90%	8.0%	14.0%
2007	8.4%	8.4%	66%	66%	8.0%	8.0%

	December 31, 2010
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	4.6%	45%	45%	10.0%	10.0%
2005	4.9%	12.3%	46%	69%	6.0%	11.0%
2006	18.0%	18.0%	84%	84%	8.0%	8.0%
2007	8.7%	8.7%	60%	60%	8.0%	8.0%

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

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities as part of the analysis of potential other-than-temporary-impairment (OTTI) of securities as of September 30, 2011 and December 31, 2010. Also presented is the cumulative non-credit impairment recorded in accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheets.

	Amortized Cost as of September 30, 2011 After OTTI	OTTI Recognized During 2011	Cumulative OTTI Recognized	Cumulative Non-Credit Impairment Recorded in AOCI as of September 30, 2011
Written down	$84,089	$543	$17,476	$13,607
Not written down	$119,692	$-	$-	$(1,636)

	Amortized Cost as of December 31, 2010 After OTTI	OTTI Recognized During 2010	Cumulative OTTI Recognized	Cumulative Non-Credit Impairment Recorded in AOCI as of December 31, 2010
Written down	$68,274	$1,936	$16,802	$13,476
Not written down	$167,044	$-	$-	$6,046

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. As of September 30, 2011, the fair value of investments with subprime residential mortgage exposure was $18.1 million with a related $4.1 million unrealized loss. As of December 31, 2010, the Company had investments with subprime residential mortgage exposure of $19.6 million and a related $4.9 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets as of both September 30, 2011 and December 31, 2010. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

Identified below are tables that divide these investment types among vintage and credit ratings as of September 30, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$37,453	$36,459	$994
2004	30,401	29,461	940
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	67,854	65,920	1,934

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	35,926	36,149	(223)
2005	76,822	89,026	(12,204)
2006	7,015	7,462	(447)
2007	4,192	5,223	(1,031)

Total below investment grade	123,955	137,860	(13,905)

Other Structured Securities:
Investment grade	60,031	58,762	1,269
Below investment grade	16,360	18,579	(2,219)

Total other	76,391	77,341	(950)

Total structured securities	$268,200	$281,121	$(12,921)

[1]	This chart accounts for all vintages owned by the Company.

Identified below are tables that divide these investment types among vintage and credit ratings as of December 31, 2010.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$57,811	$55,929	$1,882
2004	72,031	74,725	(2,694)
2005	4,107	4,559	(452)
2006	-	-	-
2007	-	-	-

Total investment grade	133,949	135,213	(1,264)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	70,721	86,382	(15,661)
2006	6,314	8,079	(1,765)
2007	4,812	5,644	(832)

Total below investment grade	81,847	100,105	(18,258)

Other Structured Securities:
Investment grade	55,189	53,347	1,842
Below investment grade	20,143	19,229	914

Total other	75,332	72,576	2,756

Total structured securities	$291,128	$307,894	$(16,766)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $12.9 million as of September 30, 2011, compared to $16.8 million as of December 31, 2010. Total unrealized losses on these securities as a percent of total amortized cost totaled 5% as of September 30, 2011 and year-end 2010.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, as of September 30, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$542	$1	$2,027	$25	$2,569	$26
Federal agency issued residential mortgage-backed securities [1]	704	1	295	2	999	3

Subtotal	1,246	2	2,322	27	3,568	29
Corporate obligations:
Industrial	26,758	858	-	-	26,758	858
Energy	10,861	141	-	-	10,861	141
Communications and technology	5,652	104	-	-	5,652	104
Financial	42,971	1,904	17,539	2,657	60,510	4,561
Consumer	10,896	353	3,722	158	14,618	511
Public utilities	9,233	884	7,443	1,299	16,676	2,183

Total corporate obligations	106,371	4,244	28,704	4,114	135,075	8,358
Corporate private-labeled residential mortgage-backed securities	22,072	155	78,796	9,461	100,868	9,616
Municipal securities	3,101	10	3,878	96	6,979	106
Other	5,227	13	49,614	9,367	54,841	9,380
Redeemable preferred stocks	2,920	134	3,071	610	5,991	744

Fixed maturity securities	140,937	4,558	166,385	23,675	307,322	28,233

Equity securities	87	86	1,040	45	1,127	131

Total	$141,024	$4,644	$167,425	$23,720	$308,449	$28,364

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $23.7 million as of September 30, 2011, a decrease from $31.2 million as of December 31, 2010. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $7.4 million during the first nine months of 2011.

The following tables summarize the Company’s investments in securities available for sale with unrealized losses as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$183,798	$178,458	$5,340
Unrealized losses of 20% or less and greater than 10%	53,996	46,667	7,329

Subtotal	237,794	225,125	12,669

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	908	530	378

Total investment grade	908	530	378

Below investment grade
Less than twelve months	7,012	5,003	2,009
Twelve months or greater	-	-	-

Total below investment grade	7,012	5,003	2,009

Unrealized losses greater than 20%	7,920	5,533	2,387

Subtotal	245,714	230,658	15,056

Securities owned with realized impairment:
Unrealized losses of 10% or less	23,820	22,204	1,616
Unrealized losses of 20% or less and greater than 10%	42,789	37,039	5,750

Subtotal	66,609	59,243	7,366

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	13,443	9,970	3,473
Twelve months or greater	11,047	8,578	2,469

Total below investment grade	24,490	18,548	5,942

Unrealized losses greater than 20%	24,490	18,548	5,942

Subtotal	91,099	77,791	13,308

Total	$336,813	$308,449	$28,364

	December 31, 2010
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$480,498	$465,414	$15,084
Unrealized losses of 20% or less and greater than 10%	71,101	61,718	9,383

Subtotal	551,599	527,132	24,467

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	5,908	4,458	1,450

Total investment grade	5,908	4,458	1,450

Below investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total below investment grade	-	-	-

Unrealized losses greater than 20%	5,908	4,458	1,450

Subtotal	557,507	531,590	25,917

Securities owned with realized impairment:
Unrealized losses of 10% or less	5,642	5,217	425
Unrealized losses of 20% or less and greater than 10%	16,073	14,009	2,064

Subtotal	21,715	19,226	2,489

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	13,366	10,629	2,737
Twelve months or greater	38,051	27,620	10,431

Total below investment grade	51,417	38,249	13,168

Unrealized losses greater than 20%	51,417	38,249	13,168

Subtotal	73,132	57,475	15,657

Total	$630,639	$589,065	$41,574

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of September 30, 2011.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$33,864	11%	$4,283	16%
AA	18,501	6%	1,454	5%
A	45,233	15%	2,210	8%
BBB	50,404	16%	2,083	7%

Total investment grade	148,002	48%	10,030	36%
BB	41,811	14%	2,639	9%
B and below	117,509	38%	15,564	55%

Total below investment grade	159,320	52%	18,203	64%

	$307,322	100%	$28,233	100%

The following table provides information on fixed maturity securities with gross unrealized losses by rating as of December 31, 2010.

Equivalent S&P Rating	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$101,883	17%	$5,105	12%
AA	99,017	17%	4,260	10%
A	113,304	19%	4,486	11%
BBB	156,809	27%	6,881	17%

Total investment grade	471,013	80%	20,732	50%
BB	16,456	3%	1,399	3%
B and below	99,562	17%	19,306	47%
Total below investment grade	116,018	20%	20,705	50%

	$587,031	100%	$41,437	100%

As of September 30, 2011, 48% of the fair value of fixed maturity securities with gross unrealized losses was investment grade compared to 80% at December 31, 2010. In addition, 36% of gross unrealized losses on fixed maturity securities with unrealized losses were from investment grade securities as of September 30, 2011, compared to 50% as of December 31, 2010. Unrealized losses have been decreasing throughout 2011, primarily due to falling yields across the entire yield curve. Of the investment grade fixed maturity securities that were in an unrealized loss position at December 31, 2010, only 23% remained in an unrealized loss position as of September 30, 2011. Of the below investment grade fixed maturity securities that were in an unrealized loss position as of December 31, 2010, 85% remained in an unrealized loss position as of September 30, 2011. The count of below investment grade securities increased from 29 issues at December 31, 2010 to 34 issues at September 30, 2011.

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses as of September 30, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$854	$49
Due after one year through five years	44,916	1,759
Due after five years through ten years	68,885	3,200
Due after ten years	84,808	12,860

Total	199,463	17,868
Securities with variable principal payments	101,868	9,621
Redeemable preferred stocks	5,991	744

Total	$307,322	$28,233

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months as of September 30, 2011. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

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

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned as of September 30, 2011 had a fair value of $84.5 million with a net unrealized loss of $12.1 million.

The Company evaluated the current status of all investments previously written-down to determine whether the Company believes that these investments continue to be credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists or the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first nine months of 2011 or 2010.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors as of September 30, 2011. The Company’s indirect exposure to financial guarantors totaled $39.0 million, which was 1% of the Company’s investment assets as of September 30, 2011. The unrealized gains on these investments totaled $1.6 million as of September 30, 2011.

Other Revenues

Other revenues consist of supplementary contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits (LIHTC), investments by a subsidiary of the Company and fees charged on products and sales from the Company’s broker dealer subsidiary. Other revenues were flat in the third quarter and increased $0.4 million in the first nine months of 2011 compared to the same periods one year earlier. The increase in the nine months was primarily due to increased revenues from the broker dealer subsidiary.

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

Policyholder benefits decreased $7.8 million or 17% in the third quarter of 2011 compared to the same period one year earlier. The largest factor in this decrease was a $3.7 million decline in benefit and contract reserves. This change can be attributed to several factors. First was a $4.8 million decrease in sales of immediate annuities. Reserves are established on a nearly one-for-one basis with immediate annuity sales. A decrease in sales year-over-year will result in a fluctuation in reserves established on a comparative basis. The second factor was refinements in estimates that resulted from the implementation of a new actuarial valuation system on traditional life insurance products. The new system offers enhancements to product valuation methodologies and improved handling of reinsurance capabilities. Refinements made during the third quarter of 2011 impacted the methods used to calculate the amortization of deferred acquisition costs and the calculation of reserves for certain traditional life insurance contracts. These refinements resulted in a $2.2 million decrease in benefit and contract reserves. Partially offsetting these factors, the change in the fair value of the GMWB rider resulted in a $3.4 million increase in benefit and contract reserves. Also contributing to the decline in policyholder benefits, other benefits decreased $2.3 million, primarily due to an increase in reinsurance ceded benefits on short-term and long-term disability products.

Policyholder benefits decreased $14.1 million or 10% in the first nine months of 2011 versus the prior year. This reduction was largely due to a decrease in benefit and contract reserves, which declined $15.5 million compared to the same period one year earlier. This decrease was primarily due to a reduction in sales of immediate annuities, reserves released on increased net death benefits, and the refinements in estimates discussed above. Death benefits, net of reinsurance ceded, increased $3.7 million versus the prior year and immediate annuity sales declined $10.7 million. Partially offsetting these factors, the change in the fair value of the GMWB rider resulted in a $3.5 million increase in benefit and contract reserves. In addition, other benefits decreased $2.8 million, largely due to an increase in reinsurance ceded benefits on short-term and long-term disability products.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. As of September 30, 2011, the fair value of the liability increased $3.5 million compared to the fair value as of December 31, 2010. Compared to the change in fair value during the first nine months of the prior year, the impact of the change in fair value during the first nine months of 2011 was an increase in liability of $3.0 million. These fluctuations are the result of unfavorable returns in the capital markets, declines in risk-free swap rates and increased market volatility that were partially offset by increases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million as of September 30, 2011, down slightly from December 31, 2010.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.4 million or 2% in the third quarter of 2011 compared with the same period one year earlier. Interest credited to policyholder account balances decreased $1.9 million or 3% for the nine months versus the prior year. The decline in interest credited for both periods was due to reduced crediting rates.

Amortization of Deferred Acquisition Costs

Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. At least annually, the Company reviews its DAC capitalization policy and the specific items which are capitalized with existing guidance. These deferred costs for life insurance products are generally deferred and amortized over the premium-paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized with interest in relation to the estimated gross profits to be realized over the lives of the contracts.

DAC is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or expected gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward, or unlocked, with the adjustment recorded as an expense in the current period. The Company may also consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

The amortization of DAC increased $2.9 million or 34% in the third quarter and $2.1 million or 11% in the first nine months of 2011 compared to one year ago. The increase in the third quarter was primarily the result of refinements in estimates made during the third quarter of 2011 as described in the policyholder benefits section, above. These refinements resulted in an increase in the amortization of DAC of $2.4 million. The increase in the nine months can be attributed to the refinements mentioned above. In addition, the Company unlocked assumptions and had a software enhancement in the second quarter of 2011 that impacted the results for the first nine months of 2011. The unlocking resulted in an increase in the DAC asset of $8.2 million. Also, the Company had an adjustment in the amortization of DAC associated with the actuarial system upgrade that occurred during 2010, discussed below, in the second quarter of 2011 resulting in a decrease in the DAC asset and an increase in DAC amortization of $0.5 million. The Company had an unlocking in the second quarter of 2010 that resulted in an increase to the DAC asset and a corresponding decrease in the amortization of DAC in the amount of $5.8 million. Also in the second quarter of 2010, the Company refined its estimate as a result of the implementation of an actuarial system upgrade for universal life and variable universal life products. The effect of the change in estimate was an increase in the DAC asset and a decrease in current period DAC amortization of $1.1 million.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the successful sales of certain products. As such, not all commissions are capitalized and recognized as an expense in the period. Commissions in excess of capitalized commissions were $1.8 million and $5.1 million in the third quarter and nine months of 2011 compared with $2.0 million and $4.7 million in 2010, respectively. Home office operating expenses were flat in the third quarter of 2011 compared to last year. This reflected increases in legal expenses and agent meeting and support expenses that were partially offset by decreases in salaries and benefits. Home office operating expenses in the first nine months of 2011 were flat compared to the same period in the prior year. Decreases in salaries and benefits were offset by agent benefits, including a $0.9 million increase in an allowance for doubtful accounts on agent receivables. In addition, reductions in taxes, licenses and fees were offset by increases in legal expenses and agent meeting expenses.

The amortization of VOBA is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA in the third quarter and nine months of 2011 increased $0.2 million or 11% and $0.8 million or 17%, respectively. The Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in the nine months. The unlocking adjustment reflected changes in interest rates, premiums and persistency of the closed block of business. There were no VOBA unlocking adjustments in the third quarter or nine months of 2010.

Income Taxes

The third quarter income tax expense was $3.0 million or 40% of income before tax for 2011, versus $2.3 million or 34% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2011 was $11.3 million or 36% of income before tax, versus $10.1 million or 40% of income before tax for the prior year period.

The effective income tax rate in the third quarter of 2011 and for the nine months ended September 30, 2011 was greater than the prevailing corporate federal income tax rate of 35% primarily due to adjustments related to the Company’s investments in affordable housing. The affordable housing adjustments resulted in a tax expense of approximately 5% and 1% of income before tax in the third quarter and nine months ended September 30, 2011 respectively.

The effective income tax rate in the third quarter of 2010 was less than the prevailing corporate federal income tax rate of 35% primarily due to favorable permanent differences. The permanent differences consisted primarily of the dividends-

received deduction and differences between the prior year tax provision and the Company’s filed tax returns. The permanent differences resulted in a tax benefit of approximately 7% of income before tax. Additionally, a decrease in the income tax contingency in third quarter 2010 resulted in a benefit of approximately 2% of income before tax. The favorable differences were partially offset in third quarter 2010 by expense of approximately 8% of income before tax related to the Company’s investments in affordable housing.

The effective income tax rate in the nine months ended September 30, 2010 exceeded the prevailing corporate federal income tax rate of 35%, primarily due to additional tax expense incurred with respect to affordable housing investments. Affordable housing investments increased the tax rate by $2.4 million or 10% of income before tax and included tax credit recapture events. Permanent differences, primarily from the dividends-received deduction, and a decrease in the tax contingency partially offset the adjustments related to affordable housing and resulted in a benefit of approximately 5% of income before tax.

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

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$2,950	$7,974	$9,238	$19,972
Contract charges	25,427	26,643	75,413	79,985

Total insurance revenues	28,377	34,617	84,651	99,957
Investment revenues:
Net investment income	40,031	40,842	123,798	121,014
Realized investment gains, excluding impairment losses	209	206	3,149	2,513
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(157)	(984)	(607)	(3,828)
Portion of impairment losses recognized in other comprehensive income	16	149	114	343

Net impairment losses recognized in earnings	(141)	(835)	(493)	(3,485)

Total investment revenues	40,099	40,213	126,454	120,042
Other revenues	2,176	2,185	7,162	6,793

Total revenues	70,652	77,015	218,267	226,792

Policyholder benefits	21,775	27,870	66,799	79,483
Interest credited to policyholder account balances	21,119	21,561	62,366	64,301
Amortization of deferred acquisition costs	8,267	5,439	11,750	10,440
Operating expenses	14,267	15,537	45,874	46,848

Total benefits and expenses	65,428	70,407	186,789	201,072

Income before income tax expense	5,224	6,608	31,478	25,720

Income tax expense	2,141	2,195	11,145	10,069

Net income	$3,083	$4,413	$20,333	$15,651

Net income for this segment was $3.1 million in the third quarter of 2011, a decrease of $1.3 million from the third quarter of 2010. Contributing to this decrease were a $5.0 million decrease in net premiums, a $2.8 million increase in the amortization of DAC, a $1.2 million decrease in contract charges and a $0.8 million decrease in net investment income. These were partially offset by a $6.0 million decrease in policyholder benefits, a $1.3 million decrease in operating expenses, and a $0.7 million increase in net realized investment gains.

Net income for this segment was $20.3 million in the first nine months of 2011, an increase of $4.7 million from the first nine months of 2010. Contributing to this improvement were increases in realized investment gains of $3.6 million and net investment income of $2.8 million, and decreases in policyholder benefits of $12.7 million, interest credited to policyholder account balances of $1.9 million and operating expenses of $1.0 million. Partially offsetting these favorable items were decreases in net premiums of $10.7 million and contract charges of $4.6 million, and an increase in the amortization of deferred acquisition costs of $1.3 million.

Total insurance revenues for this segment decreased $6.2 million or 18% in the third quarter of 2011 compared with the same period in the prior year. Total premiums, net of reinsurance, decreased $5.0 million or 63%, reflecting a $4.8 million or 72% decline in immediate annuity premiums in the third quarter of 2011 versus the same period last year. Contract charges decreased $1.2 million or 5%, largely due to the runoff of the closed blocks.

Insurance revenues for this segment decreased $15.3 million or 15% for the nine months, primarily due to two factors. First, sales of immediate annuities declined $10.7 million compared to the prior year. Second, contract charges declined $4.6 million or 6% in the first nine months of 2011 compared to the same period in 2010. Contract charges on closed blocks of business decreased $1.3 million or 4% and contract charges on ongoing blocks of business decreased $3.3 million or 6%. Cost of insurance charges declined largely due to the runoff of the closed blocks. The decline in surrender charges reflected reduced surrenders on universal life and variable universal life products in the ongoing blocks of business. Deferred revenue declined largely due to the impact of the unlocking that occurred during the second quarter of 2011.

The following tables present gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the third quarters and nine months ended September 30, 2011 and 2010. New premiums are detailed by product.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$1,194	(7)	$1,286	(6)
Immediate annuities	1,903	(72)	6,689	(38)

Total new premiums	3,097	(61)	7,975	(35)
Renewal premiums	10,970	4	10,513	(2)

Total premiums	14,067	(24)	18,488	(19)
Reinsurance ceded	(11,117)	6	(10,514)	(2)

Premiums, net	$2,950	(63)	$7,974	(35)

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New premiums:
Individual life insurance	$3,783	(2)	$3,874	(4)
Immediate annuities	5,649	(66)	16,637	(1)

Total new premiums	9,432	(54)	20,511	(2)
Renewal premiums	31,998	2	31,268	-

Total premiums	41,430	(20)	51,779	(1)
Reinsurance ceded	(32,192)	1	(31,807)	2

Premiums, net	$9,238	(54)	$19,972	(4)

Total new premiums for this segment decreased $4.9 million or 61% in the third quarter of 2011 compared to the same period one year earlier. This decline was the result of a $4.8 million or 72% decrease in new immediate annuity sales. This decrease was largely the result of elevated sales of this product in 2010, due to the demand of guaranteed benefits by consumers at that time. Immediate annuity receipts can have sizable fluctuations, as receipts from policyholders result from significant one-time premiums rather than recurring premiums. The decrease in new immediate annuity sales can also be attributed to lower interest rates and increased competition from alternative products. Total renewal premiums increased $0.5 million or 4% compared to last year, reflecting an increase in individual life premiums.

Total new premiums for this segment decreased $11.1 million or 54% for the first nine months of 2011 compared to the same period last year. This decline was driven by an $11.0 million or 66% decrease in immediate annuity sales. Total renewal premiums increased $0.7 million or 2% compared to one year earlier, reflecting increases in individual life and immediate annuity premiums.

The following tables provide detail by new and renewal deposits for the third quarters and nine months ended September 30, 2011 and 2010. New deposits are also detailed by product.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$2,391	(39)	$3,920	85
Variable universal life insurance	183	(43)	320	82
Fixed deferred annuities	15,368	(42)	26,562	37
Variable annuities	4,119	44	2,870	(14)

Total new deposits	22,061	(34)	33,672	35
Renewal deposits	37,459	6	35,260	3

Total deposits	$59,520	(14)	$68,932	17

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New deposits:
Universal life insurance	$8,953	(14)	$10,418	71
Variable universal life insurance	676	(11)	760	(13)
Fixed deferred annuities	48,285	(1)	49,005	(24)
Variable annuities	14,098	(2)	14,387	30

Total new deposits	72,012	(3)	74,570	(10)
Renewal deposits	109,490	4	104,880	6

Total deposits	$181,502	1	$179,450	(1)

Total new deposits decreased $11.6 million or 34% in the third quarter of 2011 compared with the prior year. This decrease was due to an $11.2 million or 42% decrease in new fixed deferred annuity deposits and a $1.5 million or 39% decrease in new universal life deposits. Partially offsetting these declines, new variable annuity deposits increased $1.2 million or 44%. The decrease in new fixed deferred annuity deposits can be largely attributed to lower interest rates and increased competition from alternative products. Total renewal deposits increased $2.2 million or 6% in the third quarter of 2011 compared with the same period one year ago.

Total new deposits decreased $2.6 million or 3% in the first nine months of 2011 compared with the prior year. This decrease reflected a $1.5 million or 14% decline in new universal life deposits, a $0.7 million or 1% decrease in new fixed deferred annuity deposits and a $0.3 million or 2% decrease in new variable annuity deposits. Total renewal deposits increased $4.6 million or 4% in the first nine months of 2011.

Net investment income decreased $1.0 million or 2% in the third quarter of 2011 compared to the third quarter of 2010. This decline largely resulted from lower yields earned and a decline in the market value of an alternative investment fund. These were partially offset by an increase in average invested assets, largely due to increased mortgage loan holdings during 2011. This segment experienced a net realized investment gain of $0.1 million in the third quarter of 2011, an increase compared to a net realized investment loss of $0.6 million in the third quarter of 2010.

This segment experienced a $2.8 million or 2% increase in net investment income for the first nine months of 2011 versus the same period one year ago. This increase was the result of both higher yields earned on investments and an increase in the average invested assets. In addition, this segment had net realized investment gains of $2.7 million in the first nine months of 2011, an improvement compared to a net realized investment loss of $1.0 million one year earlier.

The Company’s analysis of securities for the quarter ended September 30, 2011 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $0.1 million due to credit impairments. All of these securities were residential mortgage-backed securities having been previously written down, and incremental credit impairments were recognized. The incremental credit impairments reflected deterioration in the present value of projected future cash flows. The additional losses from these residential mortgage-backed securities were $0.2 million in the third quarter of 2011, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $47.7 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first three quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first nine months of 2011 and 2010.

Other revenues were flat in the third quarter and increased $0.4 million or 5% in and the first nine months of 2011 compared to the same periods one year earlier. Increased revenue from the broker dealer subsidiary was the primary reason for the increase that occurred in the nine months.

Policyholder benefits decreased $6.1 million or 22% in the third quarter of 2011 compared to the prior year. The largest factor in this decline was a $4.0 million decrease in benefit and contract reserves. This change can be attributed to several factors including a $4.8 million decrease in sales of immediate annuities and refinements in estimates that impacted the methods used to calculate the amortization of deferred acquisition costs and the calculation of reserves for certain traditional life insurance contracts. These refinements resulted in a $2.2 million decrease in benefit and contract reserves. Partially offsetting these factors, the change in the fair value of the GMWB rider resulted in a $3.4 million increase in benefit and contract reserves.

Policyholder benefits decreased $12.7 million or 16% in the first nine months of 2011 compared to one year earlier. This decline was primarily attributable to a $15.4 million decrease in benefit and contract reserves. This decrease was primarily due to a reduction in sales of immediate annuities, reserves released on increased net death benefits, and the refinements in estimates discussed above. Death benefits, net of reinsurance ceded, increased $1.9 million versus the prior year and immediate annuity sales declined $10.7 million. Partially offsetting these, the change in the fair value of the GMWB rider resulted in a $3.5 million increase in benefit and contract reserves.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. As of September 30, 2011, the fair value of the liability increased $3.5 million compared to the fair value as of December 31, 2010. Compared to the change in fair value during the first nine months of the prior year, the impact of the change in fair value during the first nine months of 2011 was an increase in liability of $3.0 million. These fluctuations are the result of unfavorable returns in the capital markets, declines in risk-free swap rates and increased market volatility that were partially offset by increases in issuer discount spreads. In addition, the Company has a guaranteed minimum death benefit (GMDB) on certain products. The benefit reserve for GMDB was $0.2 million as of September 30, 2011, down slightly from December 31, 2010.

Interest credited to policyholder account balances declined $0.4 million or 2% in the third quarter and $1.9 million or 3% in the first nine months of 2011 compared to one year ago. While total policyholder account balances increased over the preceding 12 months, this was offset by declines in crediting rates.

The amortization of DAC increased $2.8 million or 52% in the third quarter and $1.3 million or 13% in the first nine months of 2011 compared to one year ago. The increase in the third quarter was primarily the result of the refinements in estimates made during the third quarter of 2011 as discussed earlier. The increase in the nine months can be attributed to the refinements mentioned above as well as unlocking of the Company’s assumptions on certain universal life and deposit-type products that occurred during the second quarter of 2011. The Company’s unlocking and refinements resulted in an increase in the DAC asset of $7.7 million in the second quarter of 2011. The Company also had an unlocking in the second quarter of 2010 that resulted in an increase to the DAC asset and a corresponding decrease in the amortization of DAC during the second quarter 2010 in the amount of $5.8 million. Also in the second quarter of 2010, the Company refined its estimate as a result of the implementation of an actuarial system upgrade. The effect of the change in estimate was an increase in the DAC asset and a decrease in current period DAC amortization of $1.1 million.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of new policies. The Segment’s operating expenses decreased $1.3 million in the third quarter of 2011 compared with the prior year, primarily reflecting a decrease in commissions, net of capitalization. Home office operating expenses were flat as decreases in salaries and benefits and software and depreciation costs were partially offset by an increase in legal expenses.

Operating expenses decreased $1.0 million in the nine months compared with one year earlier. This increase was largely the result of a decrease in commissions, net of capitalization. Home office operating expenses were flat as decreases in salaries and benefits were partially offset by agent benefits, including a $0.9 million increase in an allowance for doubtful accounts on agent receivables. In addition, reductions in taxes, licenses and fees and software and depreciation costs were offset by increases in legal expenses.

The amortization of VOBA is included in operating expenses. VOBA is amortized in concert with each purchased block of business. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $0.1 million in the third quarter and increased $1.1 million in the first nine months of 2011 compared to the same periods one year earlier. The primary reason for the increase in the nine months was an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in the second quarter of 2011. There were no VOBA unlocking adjustments in the first nine months of 2010.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$12,613	$11,525	$37,413	$36,728

Total insurance revenues	12,613	11,525	37,413	36,728
Investment revenues:
Net investment income	133	149	420	456
Other revenues	38	38	113	117

Total revenues	12,784	11,712	37,946	37,301

Policyholder benefits	6,289	7,874	21,373	24,648
Operating expenses	6,035	5,003	17,283	15,160

Total benefits and expenses	12,324	12,877	38,656	39,808

Income (loss) before income tax expense (benefit)	460	(1,165)	(710)	(2,507)

Income tax expense (benefit)	161	(407)	(249)	(877)

Net income (loss)	$299	$(758)	$(461)	$(1,630)

Net income for this segment totaled $0.3 million in the third quarter of 2011 compared to a $0.8 million net loss in the prior year. The net loss for the first nine months of 2011 was $0.5 million compared to a $1.6 million net loss for the first nine months of 2010. The improvement in this segment’s results for the third quarter and nine months is attributable to increased insurance revenues and decreased policyholder benefits. These were partially offset by increases in operating expenses.

The following tables present premiums included in insurance revenues and provide detail by new and renewal business for the third quarters and nine months ended September 30, 2011 and 2010. New premiums are also detailed by product.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New premiums:
Group life insurance	$516	(5)	$545	52
Group dental insurance	834	(54)	1,799	3
Group disability insurance	2,425	118	1,114	11
Other group insurance	42	500	7	(30)

Total new premiums	3,817	10	3,465	11
Renewal premiums	11,672	14	10,267	(8)

Total premiums	15,489	13	13,732	(4)
Reinsurance ceded	(2,876)	30	(2,207)	(8)

Premiums, net	$12,613	9	$11,525	(3)

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New premiums:
Group life insurance	$1,463	(13)	$1,672	47
Group dental insurance	3,213	(47)	6,039	14
Group disability insurance	6,967	110	3,314	53
Other group insurance	112	11	101	23

Total new premiums	11,755	6	11,126	28
Renewal premiums	34,166	6	32,145	(5)

Total premiums	45,921	6	43,271	2
Reinsurance ceded	(8,508)	30	(6,543)	8

Premiums, net	$37,413	2	$36,728	1

Net premiums increased $1.0 million or 9% in the third quarter and $0.7 million or 2% in the first nine months of 2011 compared with the prior year. These increases were primarily the result of increases in net premiums from the short-term disability product due to a growing third-party marketing arrangement. Partially offsetting this growth in net premiums were lower net premiums from dental product sales. The Company is purposefully being less aggressive in acquiring new dental business while implementation of a new pricing methodology is established. The revised methodology is based upon increased information about local market pricing and service utilization, and it is expected to improve financial performance of the product line. The Company is implementing the new pricing methodology throughout 2011.

Total new premiums increased $0.4 million or 10% in the third quarter and $0.6 million or 6% in the nine months, while total renewal premiums increased $1.4 million or 14% in the third quarter and $2.0 million 6% in the nine months. New disability premiums increased $1.3 million or 118% in the third quarter and $3.7 million or 110% in the nine months. These were partially offset by decreases in new dental premiums of $1.0 million or 54% in the third quarter and $2.8 million or 47% in the nine months. The improvement in new group disability premiums continues to reflect results from the expanded distribution from a third-party arrangement pertaining primarily to short-term disability products. This arrangement accounted for 58% and 54% of total new premiums in the third quarter and first nine months of 2011, respectively, of total new premiums. The increase in renewal premiums for the third quarter was primarily driven by renewals from the dental product, while the increase in renewal premiums for the nine months largely reflected increases in the disability and dental products.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $1.6 million or 20% in the third quarter and $3.3 million or 13% in the nine months compared to the prior year. These improvements were largely due to a reduction in the claims for the dental product line. This segment monitors claims ratios as a means of tracking the success of active management of the product lines. Claims ratios reflect benefits as a percentage of revenues. These ratios improved during the third quarter and nine months of 2011 as this segment has sought to retain more profitable business through price control and assessment of results.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased $1.0 million or 21% in the third quarter and $2.1 million or 14% in the nine months. Higher commission expenses associated with increased sales of the short-term disability product and an increase in payments to third-party administrators resulted in the increased operating expenses for both periods. This segment has also focused on operating expense management, seeking a blend of internal administration of product support with selected and targeted use of third-party administrators that effectively manage high volume benefit payments but require less underwriting and assessment. Results have been favorable but payments to third-party administrators have increased.

Improvement efforts for this segment in 2011 will continue to be focused on increased sales of disability products, improved profitability of the dental product line, and improvements in administrative efficiency.

Old American

The following table presents financial data for the Old American business segment for the third quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Insurance revenues:
Premiums, net	$17,048	$16,420	$50,655	$48,630

Total insurance revenues	17,048	16,420	50,655	48,630
Investment revenues:
Net investment income	2,929	3,129	9,159	9,226
Realized investment gains (losses), excluding impairment losses	1	57	(34)	566
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(10)	(96)	(67)	(301)
Portion of impairment losses recognized in other comprehensive income	1	21	17	(34)

Net impairment losses recognized in earnings	(9)	(75)	(50)	(335)

Total investment revenues	2,921	3,111	9,075	9,457
Other revenues	1	-	14	3

Total revenues	19,970	19,531	59,744	58,090

Policyholder benefits	10,476	10,630	34,507	32,657
Amortization of deferred acquisition costs	3,310	3,213	10,116	9,337
Operating expenses	4,426	4,345	14,203	13,721

Total benefits and expenses	18,212	18,188	58,826	55,715

Income before income tax expense	1,758	1,343	918	2,375

Income tax expense	674	542	360	917

Net income	$1,084	$801	$558	$1,458

Net income for this segment was $1.1 million in the third quarter of 2011 compared to $0.8 million in the prior year. The increase in net income for the third quarter was primarily the result of a $0.6 million increase in insurance revenues that was partially offset by a $0.2 million decrease in net investment income. Net income for the first nine months of 2011 was $0.6 million versus $1.5 million for the first nine months of 2010. The decline in net income reflected a $1.9 million increase in policyholder benefits, a $0.8 million increase in the amortization of DAC and a $0.5 million increase in operating expenses. These were partially offset by a $2.0 million increase in insurance revenues.

The following tables present gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the third quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30
	2011	% Change	2010	% Change
New individual life premiums	$3,055	5	$2,915	28
Renewal premiums	14,572	3	14,166	-

Total premiums	17,627	3	17,081	4
Reinsurance ceded	(579)	(12)	(661)	(14)

Premiums, net	$17,048	4	$16,420	5

	Nine Months Ended September 30
	2011	% Change	2010	% Change
New individual life premiums	$9,190	10	$8,355	32
Renewal premiums	43,274	2	42,339	(1)

Total premiums	52,464	3	50,694	4
Reinsurance ceded	(1,809)	(12)	(2,064)	(14)

Premiums, net	$50,655	4	$48,630	5

Total insurance revenues increased 4% in both the third quarter and nine months compared with the prior year. Total new premiums increased $0.1 million or 5% in the third quarter and $0.8 million or 10% in the nine months, while total renewal premiums increased $0.4 million or 3% in the third quarter and $0.9 million or 2% in the nine months. The increase in new premiums reflects a combination of expanded geographic distribution efforts and improved agency productivity. Old American continues to experience favorable results from a focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents.

Net investment income declined $0.2 million or 6% in the third quarter and $0.1 million or 1% in the nine months compared with 2010. These declines were largely due to a reduction in yields available in the market.

Old American had a net realized investment loss of less than $0.1 million in both the third quarter and nine months of 2011. This compares to a net realized investment loss of less than $0.1 million in the third quarter and a $0.2 million net realized investment gain in the nine months of 2010.

The Company’s analysis of securities for the quarter ended September 30, 2011 resulted in the determination that two fixed-maturity securities had other-than-temporary impairments affecting the Old American segment, and these securities were written down by less than $0.1 million. The total fair value of the affected securities after the write-down was $4.4 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first three quarters of 2011 and 2010. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first nine months of 2011 and 2010.

Policyholder benefits decreased $0.2 million or 1% in the third quarter compared to last year. The decrease was primarily due to a decrease in death benefits compared with the prior year. Policyholder benefits for the nine months increased $1.9 million or 6% compared to a year earlier. The increase was primarily due to an increase in death benefits compared with the prior year. Mortality fluctuations occur each period. The Company monitors these fluctuations in relation to its pricing expectations. While death benefits decreased during the third quarter and increased in the first nine months of 2011, the results remained within expectations.

Amortization of deferred acquisition costs increased $0.1 million or 3% in the third quarter and $0.8 million or 8% in the nine months compared to a year ago. The increase for the nine months was due in part to an increase in the number of policy terminations experienced in the first quarter of 2011 and due to the increase in sales.

Operating expenses consist of commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of value of business acquired, and other expenses. Capitalized commissions consist primarily of commissions and non-recurring expenses related to the sale of new policies. Operating expenses increased $0.1 million or 2% in the third quarter and $0.5 million or 4% in the nine months compared to a year ago. These increases were primarily due to increased agent meeting expenses and other agent-related support costs.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2010 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2010.

Management believes that the Company has sufficient sources of liquidity and capital resources to satisfy operational requirements and to finance expansion plans and strategic initiatives for 2011. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, and investment income. In addition, the Company has access to credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, policyholder dividends, income taxes, withdrawals from policyholder accounts, and costs related to acquiring new business. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Net cash used by operating activities was $3.3 million for the nine months ended September 30, 2011, compared to net cash provided of $6.4 million for the same period in 2010. This reflected a decrease in premium receipts and increases in claim payments and federal income taxes paid. These were partially offset by an increase in investment income and a decrease in expenses paid.

Net cash used for investing activities for the nine months ended September 30, 2011 was $13.5 million, down from net cash used of $30.3 million for the same period in 2010. The Company’s new investments in fixed maturity and equity securities were $146.7 million for the nine months, a 53% decrease from $309.0 million in the prior year. New investments in mortgage loans were $122.9 million, compared with $93.9 million last year. Purchases of real estate totaled $7.2 million, down from $9.7 million in 2010. Sales and maturities of fixed maturity and equity securities totaled $227.2 million for the first nine months of 2011, a 5% decrease versus $240.2 million a year ago. Mortgage loan maturities and principal paydowns totaled $58.7 million, compared to $28.3 million last year.

Net cash provided by financing activities was $17.7 million for the first nine months of 2011, compared with net cash provided of $27.4 million a year ago. This change was primarily the result of three items. First, net transfers from separate accounts provided $3.9 million in 2011, compared with $5.5 million during the same period in 2010. Second, other deposits used $4.8 million in 2011, compared with cash provided by other deposits of $3.3 million in the prior year. Third, the Company’s net acquisition of treasury stock was $3.7 million, compared to $3.1 million through the first nine months of 2010. Partially offsetting the impact of these three items, deposits net of related withdrawals from policyholder account balances provided $31.6 million in 2011 compared with $30.9 million during the same period in 2010.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). As of September 30, 2011, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2010. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2012. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	September 30 2011	December 31 2010
Total assets, excluding separate accounts	$4,073,617	$3,994,073
Total stockholders’ equity	724,103	679,472
Ratio of stockholders’ equity to assets, excluding separate accounts	18%	17%

The ratio of equity to assets less separate accounts increased from 17% to 18% through the nine months ended September 30, 2011. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances and deferred acquisition costs), totaled $80.9 million as of September 30, 2011. This represents an increase of $37.2 million in net unrealized gains from the $43.7 million in net unrealized investment gains at year-end 2010. Stockholders’ equity increased $44.6 million from year-end 2010 during the first nine months of 2011. This improvement was largely due to unrealized investment gains and growth in retained earnings.

In January 2011, the stock repurchase program was extended by the Board of Directors through January 2012 to permit the purchase of up to one million of the Company’s shares on the open market. During the nine months ended September 30, 2011, the Company purchased 121,241 shares of stock under this plan for $3.7 million. Through the nine months ended September 30, 2010, the Company purchased 96,931 shares under the stock repurchase program for $3.0 million.

During the nine months ended September 30, 2011, the employee stock ownership plan purchased 723 shares of treasury stock and sold 1,060 shares for a net change in treasury stock of less than $0.1 million. The employee stock ownership plan held 27,890 shares of the Company’s stock as of September 30, 2011.

On October 24, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. This dividend will be paid on November 9, 2011 to stockholders of record as of November 3, 2011. Total stockholder dividends paid were $9.3 million for both nine-month periods ended September 30, 2011 and 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the most recent reporting period, financial markets have experienced increased volatility and decreased liquidity. This deterioration has been broad-based, and is reflective of heightened economic concerns on a global basis. Periods of increasing volatility and market uncertainty represent a heightened risk for all financial institutions. Such events could negatively affect the Company and policyholder activity, such as a reduction in sales, reduced investment income, increased policyholder reserves, increased policy surrenders, increased policy loans and reduced earnings. The Company has factored these risks into its risk management processes and its disclosures of financial condition.

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

Item 1A. Risk Factors

The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties are discussed more fully in the Company’s Risk Factors included in Part I, Item 1A of the Company’s 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	-	[1]	$-	-	1,000,000
	15	[2]	32.44
2/1/11 - 2/28/11	-	[1]	-	-	1,000,000
	-	[2]	-
3/1/11 - 3/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
4/1/11 - 4/30/11	-	[1]	-	-	1,000,000
	657	[2]	31.98
5/1/11 - 5/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
6/1/11 - 6/30/11	-	[1]	-	-	1,000,000
	-	[2]	-
7/1/11 - 7/31/11	-	[1]	-	-	1,000,000
	388	[2]	31.15
8/1/11 - 8/31/11	16,880	[1]	30.02	16,880	983,120
	-	[2]	-
9/1/11 - 9/30/11	104,361	[1]	30.67	104,361	878,759
	-	[2]	-

Total	122,301			121,241

[1]	On January 24, 2011, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 22, 2012.

[2]	Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through September 2011.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: October 28, 2011, press release reporting financial results for the third quarter of 2011.

Kansas City Life Announces Third Quarter 2011 Results

Kansas City Life Insurance Company recorded net income of $4.5 million or $0.39 per share in the third quarter of 2011 and 2010. The results in 2011 were most significantly impacted by a $7.8 million decrease in policyholder benefits, a $4.5 million decrease in insurance revenues and a $2.9 million increase in the amortization of deferred acquisition costs (DAC).

Net income for the nine months of 2011 was $20.4 million or $1.78 per share, an increase of $5.0 million or $0.43 per share compared with the same period in the prior year. This increase was primarily the result of a $12.3 million decline in benefits and expenses, along with a $6.0 million increase in total investment revenues. These improvements were partially offset by a $12.6 million decrease in insurance revenues and a $1.1 million increase in income tax expense. Realized investment gains, along with an increase in net investment income provided the positive contribution in total investment revenues.

Total premiums declined $2.1 million or 4% in the third quarter and $5.9 million or 4% in the nine-month period relative to the prior year. These changes were primarily the result of elevated sales of immediate annuities during 2010, as premiums from new immediate annuities declined $4.8 million and $10.7 million during these respective quarter and nine-month periods. These changes were partially offset by increases in renewal premiums of $2.3 million or 7% in the quarter and $3.7 million or 3% for the nine months. Life insurance and individual and group accident and health premiums were the largest contributors to the improvements in renewal premiums for both periods.

New deposits decreased $11.6 million or 34% in the third quarter and $2.6 million or 3% in the nine-month period versus the prior year. The changes were primarily due to declines in sales of new deferred annuities in both periods.

Total investment revenues, composed of net investment income and net realized investment gains and losses, decreased $0.3 million or 1% for the third quarter versus one year earlier. This was largely the result of a $1.2 million decline in the market value of an alternative investment fund. Total investment revenues increased $6.0 million or 5% for the nine months versus one year earlier. This improvement included an increase in net investment income of $2.7 million or 2%, as the Company experienced an increase in average invested assets and a slight increase in overall yield. In addition, the Company recorded net realized investment gains of $2.6 million for the nine months, compared with a $0.7 million loss in the same period last year.

Policyholder benefits decreased $7.8 million or 17% and $14.1 million or 10% in the third quarter and nine months, compared to the same respective periods in 2010. Most of these changes were the result of reduced additions to reserves from lower sales of immediate annuities. The increase in benefit and contract reserves, which is a component of policyholder benefits, was also unfavorably impacted by a $3.4 million and a $3.5 million increase in reserves for the third quarter and nine months, respectively. These unfavorable increases were the result of an increase in the liability for guaranteed minimum withdrawal benefits (GMWB) in both the third quarter and nine months. The increase in the GMWB liability value reflected unfavorable returns in the capital markets, declines in risk-free swap rates and increased market volatility. Also in the third quarter, the Company had an increase in the benefit and contract reserves due to a refinement in estimate of $2.2 million on traditional life insurance products, the result of enhancements to the Company’s valuation system.

The amortization of DAC increased $2.9 million or 34% for the third quarter largely due to the refinement in estimate of $2.4 million, as identified above. The amortization of DAC increased $2.1 million or 11% for the nine months.

On October 24, 2011, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 9, 2011 to stockholders of record on November 3, 2011.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues	$103,271	$108,125	$315,553	$321,787

Net income	$4,466	$4,456	$20,430	$15,479

Net income per share, basic and diluted	$0.39	$0.39	$1.78	$1.35

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,432,209	11,467,605	11,453,124	11,492,090

Item 6. Exhibits

(a)	Exhibits:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 28, 2011