Form 10-K
period 2011-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2012-02-29
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Yes ☐                                          No ☒

At December 31, 2011, 11,309,365 shares of Kansas City Life Insurance Company’s common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2011 of Kansas City Life Insurance Company held by non-affiliates was approximately $104,252,406.

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

In 1991, the Company acquired Old American in a stock acquisition transaction. Old American is a life insurance company that was organized in 1939. Old American sells final expense traditional life insurance products primarily to the senior market, as well as a term product targeted at younger individuals. These products are marketed nationwide through a general agency system with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are part of the Company’s home office, but it operates and maintains a separate and independent field force and is identified as a separate segment. Old American operates in 47 states and the District of Columbia.

In 1997, the Company entered into a coinsurance assumption and servicing agreement with another insurer to acquire a block of traditional life and universal life products. Under this agreement, the Company assumed the policy liabilities as defined in the contract. Investments equal to the policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. This closed block of policies continues to make a significant contribution to the Company’s results, which are included in the Individual Insurance segment.

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

The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment generated approximately 48% of consolidated insurance revenues for the year ended December 31, 2011 and approximately 54% for the years ended December 31, 2010 and 2009.

The Group Insurance segment is operated as part of Kansas City Life and its administrative and accounting operations are part of the Company’s home office. This segment generated approximately 22% of consolidated insurance revenues for the year ended December 31, 2011 and 20% for the years ended December 31, 2010 and 2009.

The Old American segment accounted for 30% of consolidated insurance revenues for the year ended December 31, 2011, and 26% for the years ended December 31, 2010 and 2009.

For more information concerning the Company’s business segments, please see Note 17—Segment Information in the Notes to Consolidated Financial Statements and the Operating Results by Segment in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

Products, Marketing and Distribution

The Company markets individual life insurance and annuity products, including traditional, interest sensitive, and variable products through its sales force and third-party marketing arrangements, as identified below. The interest sensitive products are universal life, variable universal life, fixed deferred annuities and variable annuities. The group products marketed by the Company include life, dental, vision and long-term and short-term disability. The Company offers investment products and broker-dealer services through SFS for both proprietary and non-proprietary variable life insurance and annuity products, mutual funds and other securities.

The following table details the Company’s gross premiums and deposits by product for the years ended December 31.

	2011	% of Total	2010	% of Total
Individual life insurance	$115,316	27%	$112,502	26%
Immediate annuities	7,151	2%	22,342	5%
Group life insurance	10,701	3%	10,676	3%
Group accident & health insurance	50,507	12%	47,608	11%
Other	1,335	-	1,659	-

Total premiums	185,010	44%	194,787	45%

Universal life insurance	95,946	23%	98,294	23%
Variable univeral life insurance	11,682	3%	12,779	3%
Fixed deferred annuities	100,646	24%	99,894	23%
Variable annuities	25,681	6%	27,246	6%

Total deposits	233,955	56%	238,213	55%

Total	$418,965	100%	$433,000	100%

The following table provides the geographic distribution of gross premiums and deposits by state greater than 5% of the total for the years ended December 31.

	2011		2010
Missouri	9%	Missouri	9%
Texas	7%	Texas	9%
Kansas	6%	Colorado	6%
California	6%	California	6%
Colorado	5%	Washington	6%
All others	67%	Kansas	5%

Total	100%	All others	59%

		Total	100%

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

Products are marketed through a nationwide sales force of independent general agents, agents and third-party marketing arrangements. Kansas City Life’s general agents and agents are contracted individually and are not exclusive with Kansas City Life. The Company does not restrict general agents or agents to designated sales territories. Kansas City Life provides commissions and allowances based on sales results. In addition, the Company has two primary third-party arrangements, as described above, with GuideOne Mutual and American Republic. The Company has had selected occasions to use additional third-party arrangements for limited short-term product specific or market niche sales opportunities. The Individual Insurance segment consists of individual traditional life and immediate annuity products, as well as interest sensitive, deposit and investment products. Investment products include variable life and annuity products.

More specifically, Kansas City Life offers a portfolio of life insurance products for individuals. Universal Life products have the ability to deliver flexibility in coverage and competitive long-term cash values or premiums that guarantee coverage for a desired period or through the insured’s lifetime. Kansas City Life also offers variable universal life products that allow the policyholder to participate in equity market growth potential. Variable universal life combines the advantages of a range of investment options with life insurance. In addition, Kansas City Life offers traditional whole life products, products geared towards juveniles that offer additional coverage as the child ages, and term life insurance products for a wide range of ages and coverage.

Kansas City Life offers multiple fixed deferred annuity products. In addition, Kansas City Life offers immediate annuity products with a broad variety of payout options, including guaranteed specified amounts and life contingencies. Kansas City Life also offers variable annuity products which allow the policyholder to participate in equity market growth potential. These options include either single or flexible-premium contracts combined with the advantages of a range of investment options and the advantages of an annuity.

Finally, in both the individual life insurance products and annuity products, selected riders are also available for added coverage and protection.

The following table details gross premiums and deposits by product for the Individual Insurance segment for the years ended December 31.

	2011	% of Total	2010	% of Total
Individual life insurance	$46,597	16%	$46,280	15%
Immediate annuities	7,151	3%	22,342	7%
Other	405	-	529	-

Total premiums	54,153	19%	69,151	22%

Universal life insurance	95,946	33%	98,294	32%
Variable univeral life insurance	11,682	4%	12,779	4%
Fixed deferred annuities	100,646	35%	99,894	33%
Variable annuities	25,681	9%	27,246	9%

Total deposits	233,955	81%	238,213	78%

Total	$288,108	100%	$307,364	100%

The following table provides the geographic distribution of gross premiums and deposits by state greater than 5% of the total for the Individual Insurance segment for the years ended December 31.

	2011		2010
Missouri	9%	Texas	9%
Kansas	7%	Missouri	9%
Colorado	7%	Colorado	8%
California	7%	California	7%
Texas	6%	Washington	7%
Washington	5%	Florida	6%
Iowa	5%	Kansas	6%
All others	54%	All others	48%

Total	100%	Total	100%

Closed Blocks

The Company has closed blocks of business that are primarily from three sources. First, the Company has sizeable blocks of business obtained through the acquisition of certain companies such as Sunset Life and GuideOne. Second, the Company completed a sizeable reinsurance assumption transaction in a previous year. Third, the Company, from time-to-time determines that it no longer intends to actively market selected products or to continue to remain active in certain niche markets. These closed blocks of business are declining in premiums and deposits and insurance in force. However, the Company seeks to actively conserve this business. The types of products included in closed blocks are traditional life, immediate annuity, universal life, fixed deferred annuities, and individual accident and health. At December 31, 2011, 7% of total premiums and 19% of total deposits were from closed blocks.

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

The Group Insurance segment tailors products and services to employees’ needs depending upon such factors as the following:

•	Employer contributions towards the cost of coverage;
•	Employee participation levels;
•	Benefits desired versus product cost;
•	Number of employees; and
•	Plan design features, such as coinsurance percentages, deductibles, waiting periods, plan maximums and more.

This segment also assists employers using its flexible plan design for its group life product, which can include many features such as:

•	Spouse and dependent benefits;
•	Annual enrollments;
•	Accidental death and dismemberment and waiver of premium benefit coverage; and
•	Policy conversion and portability privileges.

The following table details gross premiums by product for the Group Insurance segment for the years ended December 31.

	2011	% of Total	2010	% of Total
Group life insurance	$10,701	18%	$10,676	18%
Group dental insurance	28,497	47%	31,850	55%
Group disability insurance	19,882	32%	13,618	23%
Other group insurance	2,128	3%	2,140	4%

Total	$61,208	100%	$58,284	100%

The following table provides the geographic distribution of gross premiums by state greater than 5% of the total for the Group Insurance segment for the years ended December 31.

	2011		2010
Missouri	10%	Missouri	12%
Texas	9%	Texas	9%
North Carolina	7%	North Carolina	9%
Georgia	6%	Indiana	6%
Indiana	5%	All others	64%

Pennsylvania	5%	Total	100%

All others	58%

Total	100%

Old American

Old American sells final expense traditional life insurance products. This segment is marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. The Company manages the territories based upon production and directly supports and subsidizes general agent managers and agents with marketing leads and allowances based upon sales results. The Old American segment consists of individual insurance products designed primarily as final expense products for the senior market. Agents primarily market to individuals in the age range of 50 to 85, principally through final arrangements planning.

Old American offers several products geared primarily towards supporting policyholders’ final expense needs. This segment offers final expense products, including preferred products with guaranteed level death benefits for individuals in good health and sub-standard products with graded or increasing benefits for those individuals who cannot qualify for standard or preferred risk due to health issues. Old American also offers a juvenile product designed for parents or grandparents to insure children ages 0-15 and a term life insurance product to individuals ages 20—65. Old American also offers several riders, including accidental death and dismemberment and waiver of premium. All of Old American’s products are traditional individual life insurance products.

Old American has focused on expanding its sales territories, recruiting and agent productivity for its general agencies in order to effectively meet the sales goals of the Company. Furthermore, this segment seeks to expand its target market to include younger individuals by offering additional insurance products, as described above. Finally, a main driving force behind Old American’s sales efforts is the approach to support its field force through its lead generation efforts.

The following table provides the geographic distribution of gross premiums by state greater than 5% of the total for the Old American segment for the years ended December 31.

	2011		2010
Missouri	7%	Missouri	7%
Texas	7%	Texas	6%
Illinois	6%	Illinois	6%
California	5%	Kansas	5%
Kansas	5%	California	5%
All others	70%	All others	71%

Total	100%	Total	100%

Reinsurance

Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business. The reinsurance arrangements have taken various forms over the years. The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 14—Reinsurance in the Notes to Consolidated Financial Statements.

Currently, new sales of traditional life and universal life products are reinsured on a YRT basis in excess of the Company’s retention limits, while sales of certain term life insurance products are reinsured on a quota share (a portion of each policy is reinsured), coinsurance basis. Sales of group disability income products are reinsured on a quota share coinsurance basis.

New sales of group life are reinsured on an excess of retention basis with the accidental death and dismemberment benefits being 100% reinsured. During both 2011 and 2010, the Company’s maximum retention limit on individual life insurance products was three hundred fifty thousand dollars and one hundred thousand dollars on group life business. Effective January 1, 2012 the Company increased its maximum retention limit to five hundred thousand dollars on individual life products.

In addition to reinsurance coverage for new business, the Company has also engaged in various reinsurance arrangements for in force blocks of business:

•

In 1991, the Company purchased Old American Insurance Company. Old American had an existing coinsurance agreement in place that ceded on a 100% coinsurance basis certain whole life policies issued by Old American prior to December 1, 1986. These policies had life insurance in force of $32.9 million at December 31, 2011 (2010—$36.8 million) with a ceded reserve for future policy benefits under this agreement of $18.3 million (2010—$20.1 million).

•

In 1997, the Company acquired a block of traditional life and universal life products by way of a coinsurance and servicing agreement with another insurer. Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. At December 31, 2011, the block had $1.3 billion of life insurance in force (2010—$1.4 billion) and a reserve of $208.0 million (2010—$217.3 million).

•

In 1998, Old American executed a coinsurance agreement ceding 100% of its retained risk on a closed block of individual accident and health business. At December 31, 2011, the reserve credit on these policies was $11.2 million (2010—$13.1 million).

•

In 2002, Sunset Life entered into a yearly renewal term bulk reinsurance agreement whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. This was accomplished through a reinsurance pool involving four primary reinsurers. At December 31, 2011, the ceded insurance in force was approximately $1.3 billion (2010—$1.4 billion) with reserves of $4.7 million (2010—$4.7 million).

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

State Regulation

State insurance laws establish extensive regulation and supervisory agencies with broad regulatory authority, including the power to:

•	Grant and revoke licenses to companies to transact business and to license agents;
•	Regulate and supervise trade practices and market conduct;
•	Establish guaranty associations which levy mandatory fees used for insurers with solvency issues;
•	Approve policy forms;
•	Establish reserve requirements;
•	Prescribe the form and content of required financial statements and reports;
•	Determine the reasonableness and adequacy of statutory capital and surplus;
•	Perform financial, market conduct and other examinations;
•	Define acceptable accounting principles for statutory reporting purposes;
•	Regulate the type and amount of permitted investment activity; and
•	Limit the amount of dividends that can be paid without prior regulatory approval.

The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. These examinations are performed on a basis other than accounting principles generally accepted in the United State of America (GAAP), namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred at December 31, 2009 for Kansas City Life, Sunset Life and Old American. There were no adjustments recommended to any of the insurance companies as a result of that examination.

The National Association of Insurance Commissioners (NAIC) has received regulatory authority by the respective state departments of insurance. Accordingly, the NAIC has been able to establish more consistency for insurers with regard to financial reporting requirements. In one such measure, the NAIC has adopted risk-based capital (RBC) guidelines to assist in the evaluation of the adequacy of statutory capital and surplus in relation to an insurance company’s risks. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. While state insurance regulations prohibit an insurance company from making public statements or representations with regard to risk-based capital levels, based upon these current guidelines, the insurance Company’s risk-based capital results are not expected to have a negative regulatory impact. At December 31, 2011 and 2010, the statutory capital and surplus of each of the Company’s insurance entities was substantially above the required levels. The NAIC continues to assess solvency issues and makes recommendations to enhance the existing guidelines. In additional, several initiatives are being developed including solvency modernization and own risk and solvency assessment (ORSA). While the Company is not subject to these regulations, it continues to monitor them for ongoing developments.

Under insurance solvency or guaranty laws in most states in which the Company operates, insurers doing business can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. For the three years ended December 31, 2011, the Company’s assessments, net of related premium tax credits, were not material.

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

As a publicly traded stock life insurance entity, the Company is also subject to the SEC’s regulations for such items as financial reporting requirements, accounting rules, public disclosure of accounting practices and policies, internal control regulations as defined under SOX, a wide variety of governance considerations promulgated under proxy statements and proxy disclosure related matters, and other items as may be enacted by legislation. These regulations place an expanded burden on insurance companies both in financial aspects as well as the timely filing and reporting of items covered under each of these requirements. In addition, future enactments may have a material impact on the Company, depending upon the regulation and its requirements.

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

Following is a summary of the Company’s insurance ratings and outlook for the three insurance companies, as assigned by the A. M. Best Company, which is an independent rating agency.

	2011	2010	2009
Kansas City Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Sunset Life	A- (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Old American	B++(Good) Positive	B++(Good) Positive	B++(Good) Stable

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

Employees

The Company had 444 full-time employees at December 31, 2011. The Company experienced no work stoppages or strikes and considers relations with its employees to be good. None of the Company’s employees are represented by a union.

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

Strategic, Product, and Operational Risks:

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

Changes in competition and the business environment could negatively affect the Company’s ability to maintain or increase its profitability.

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

The Company sells insurance and annuity products through independent agents and agencies. These agencies and sales representatives are not captive and may sell products of the Company’s competitors. The Company’s ability to compete is dependent upon, among other things, its ability to attract agents and agencies to market its insurance products, its ability to develop competitive and profitable products, its ability to control unit cost growth, and its maintenance of strong financial strength ratings. Sales and the results of operations and financial condition could be adversely affected if the Company is unsuccessful in attracting agencies and sales representatives.

The Company’s ability to retain agents and sales representatives is dependent upon a number of factors including: the ability of the Company to maintain a competitive compensation system while also offering products with competitive features and benefits for policyholders; the ability to maintain a level of service that effectively supports the agent and sales representative needs; and the ability to approve and monitor agent and sales representative sales and business practices that are consistent with regulatory requirements and expectations of the Company.

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

The Company makes certain assumptions regarding mortality, persistency, expenses, interest rates, tax liability, business mix, policyholder behavior or other factors appropriate for the type of business results it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred acquisition costs (DAC), value of business acquired (VOBA), policy reserves and accruals, future earnings and various components of the Company’s Consolidated Balance Sheets. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements. The Company’s actual experience may vary from period to period and from established assumptions, potentially resulting in variability in the financial statements.

Assumptions and estimates involve judgment and are subject to changes and revision over time.

The calculations the Company uses to estimate various components of its financial statements are complex and involve analyzing and interpreting large quantities of data. The Company employs various techniques for such calculations and, from time to time, will develop and implement more sophisticated systems and procedures to facilitate calculations and improve estimates. Accordingly, the Company’s results may be affected, positively or negatively, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing new administrative systems and procedures.

The Company’s reserves for future policy benefits may prove to be inadequate.

The Company establishes and carries a reserve liability based on estimates of how much will be needed to pay for future benefits and claims. The assumptions and estimates used in connection with establishing and carrying reserves are inherently uncertain and in some cases are mandated by regulators. If actual experience is significantly different from assumptions or estimates or if regulators decide to increase or change regulations, reserves may prove to be inadequate in relation to estimated future benefits and claims. As a result, a charge to earnings would be incurred in the quarter in which the Company increases reserves.

The amortization of DAC and VOBA may change, impacting both the level of the asset and the timing of the Company’s net income.

Amortization of DAC and VOBA depends on the actual and expected profits generated by the lines of business that incurred the costs. Expected profits are dependent on assumptions regarding a number of factors, including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the nature of the business, the Company cannot anticipate the exact pattern of profit emergence. As a result, amortization of DAC and VOBA will vary from period-to-period as actual profits replace expected profits and future expected profits are re-projected based on management’s best estimates as of the reporting dates. To the extent that actual experience emerges less favorably than expected or expectations for future profits decrease, the DAC and VOBA assets may be reduced. This would likely result in increased amortization and reduced profitability in the current period.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable universal life and annuity deposits are invested in funds managed by third parties. Additionally, the Company’s operations are dependent on various technologies, some of which are provided by other parties.

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

A downgrade in the Company’s rating could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions rating organizations may take or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

The Company may be unable to complete additional acquisitions.

One of the Company’s growth strategies is to acquire other life insurance companies and/or blocks of business. The Company’s previous acquisitions have increased earnings by allowing the Company to realize certain operating efficiencies or increase sales. There can be no assurance, however, that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will continue to be available to the Company. Further, sufficient capital to fund acquisitions may not be available at the time opportunities become available.

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

Investment Risks:

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

Some of the Company’s products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose the Company to the risk that changes in interest rates will reduce the spread, or the difference between the amounts the Company is required to credit to policyholder contracts and the amounts earned by the Company on general account investments. Declines in spread or instances where the returns on the general account investments are not sufficient to support the interest rate guarantees on these products could have a material adverse effect on the results of operations. In periods of increasing interest rates, the Company may not be able to replace the assets in the general account with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Company, therefore, may have to accept a lower spread and profitability or face a decline in sales, loss of existing contracts from non-renewed maturities, early withdrawals, or surrenders. In periods of declining interest rates, the Company has to reinvest the cash received from interest or return of principal on investments in lower yielding instruments then available. Moreover, issuers of fixed-income investment securities and borrowers related to the Company’s commercial mortgage investments may prepay these obligations in order to borrow at lower market rates, which exacerbates the risk for the Company of having to reinvest at lower rates.

The Company is entitled to reset the interest rates it credits on fixed-rate annuities. Because many of the Company’s policies have guaranteed minimum interest or crediting rates, spreads could decrease and potentially become negative. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with higher returns. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.

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

Prolonged periods of low interest rates can affect policyholder behavior and negatively impact earnings.

As interest rates decline, policyholders may become more likely to extend the retention or duration of fixed-rate products previously purchased and may seek alternatives to fixed-rate products for new purchases. Many of the products sold in earlier periods may have minimum guaranteed interest crediting rates or other features that are greater than those being offered in the current low interest rate environment. Additionally, cash flows from existing investments, including interest and principal payments, may be reinvested at lower interest rates relative to prior periods. As a result, a prolonged low interest rate environment can result in reduced cash flows, lower investment income, compressed product spreads, and reduced earnings.

The Company’s valuation of fixed maturity and equity securities may include methodologies, estimations, and assumptions and could result in changes to investment valuations that may have a material adverse effect on the results of operations or financial condition.

Fixed maturity securities, equity securities, and short-term investments are reported at fair value in the Consolidated Balance Sheets and represent the majority of total cash and invested assets. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The level in the fair value hierarchy is based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of input that is significant to its valuation.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes, such as certain residential mortgage-backed securities, collateralized debt obligations and asset-backed securities that were previously acquired and valued in active markets with significant observable data and that are required to be valued in illiquid markets with little observable data. In such cases, more securities may be classified in Level 3 and, therefore, require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more complex or require increased estimation, thereby resulting in values which may have greater variance from the value at which the investments may or could be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported in the consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on the Company’s results of operations or financial condition.

Equity market volatility could negatively impact the Company’s profitability.

The Company is exposed to equity market volatility in the following ways:

•	The Company has exposure to equity price risk but it is limited due to the relatively small equity portfolio held during the periods presented.
•

The Company earns investment management fees and mortality and expense fee income based upon the value of assets held in the Company’s separate accounts. Revenues from these sources fluctuate with changes in the fair value of the separate accounts.

•

Volatility in equity markets may discourage purchasers of variable universal life and annuity products that have returns linked to the performance of the equity markets and may also result in existing customers withdrawing cash values or reducing investments in those products.

•

The Company has equity price risk to the extent that it may affect the liability recognized under guaranteed minimum death benefits and guaranteed minimum withdrawal benefit provisions of the variable contracts. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, which ultimately results in a reduction to net income.

•	The amortization of DAC relating to variable products can fluctuate with changes in the performance of the underlying separate accounts.

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

The Company has a sizeable concentration of commercial mortgage loans in certain regions of the United States. Severe adverse economic conditions in these regions could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Liquidity and Capital Resources Risks:

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, as well as access to capital and cost of capital.

The capital and credit markets have experienced extreme volatility and disruption in recent periods. The volatility and disruption exerted downward pressure on availability of liquidity and credit for certain sectors and issuers. Although the Company has not issued new equity or debt securities in recent years, including 2011 and 2010, the Company’s results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by future disruptions in the capital and credit markets.

The Company’s level of cash and investments, along with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions, changes in policyholder behavior, changes in agent practices, or changes in the Company’s claims-paying ability or financial strength ratings. Any of these occurrences could adversely affect the Company’s profitability and financial condition. In the event that the Company’s current internal sources of liquidity do not satisfy these needs, additional financing may be required and, in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, the Company’s credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of long- or short-term financial prospects if the Company incurs large realized or unrealized investment losses or if the level of business activity is decreased due to a market downturn. Similarly, access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company.

Disruptions, uncertainty, or volatility in the capital and credit markets may also limit the Company’s access to external sources of liquidity, which could be required to operate its business. Such market conditions could limit the Company’s ability to replace maturing liabilities in a timely manner; satisfy capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue; meet liquidity needs; and access the capital necessary to grow the business. As such, the Company could be forced to delay raising capital, utilize available internal resources or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce financial flexibility and liquidity.

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

Regulatory Risks:

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

The Company cannot predict whether or in what manner regulatory reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Moreover, although with respect to some financial regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation.

Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, state escheatment practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws. Further, because the Company owns and operates real property, state, federal and local environmental laws could affect the Company. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

The Company is also subject to government regulation at the federal level, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was passed in 2010. This Act focuses on financial reform and may result in significant changes to the regulation of institutions operating in the financial services industry, including the Company. Legislative or regulatory requirements imposed by or promulgated in connection with this Act may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts that this new legislation will have and cannot provide assurance that it will not adversely affect its results of operations and financial condition. In general, government regulation at the federal level may increase and may result in unpredictable consequences for the Company.

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

Like all publicly traded companies, the Company is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Public Company Accounting Oversight Board (PCAOB), the FASB, and the American Institute of Certified Public Accountants (AICPA).

GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting issues and develop interpretative accounting guidance on a continual basis. The implementation of new accounting guidance could result in substantial costs and or changes in assumptions or estimates, which could negatively impact the results of operations for the Company. Accordingly, the Company can give no assurance that future changes to GAAP or the required adherence to International Financial Reporting Standards (IFRS) will not have a negative impact on the Company.

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

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or could reduce the demand for certain insurance products.

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

Litigation Risk:

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales or claims practices; alleged agent misconduct; failure to properly supervise representatives; relationships with agents or other persons with whom the insurer does business; and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class actions and other lawsuits, companies have made material settlement payments.

The Company, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although the Company cannot predict the outcome of any litigation or arbitration, the results could have a negative impact on the financial condition or results of operations of the Company.

Catastrophic Event Risk:

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

Information Technology Risk:

Unauthorized disclosure of sensitive or confidential corporate or customer information through social media outlets or through a breach of the Company’s computer systems may not be prevented by the Company’s cybersecurity controls.

As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential corporate and customer information. Despite the cybersecurity measures the Company has in place, its facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to an increase in the risk of litigation, disrupt its operations, incur significant technical, legal and operating expenses or otherwise harm its business.

While the Company has limited social media content, it recognizes that social media outlets are independent of the Company and its security measures. Inaccurate presentations based upon incorrect information or assumptions could be distributed via social media outlets and could harm the Company and its reputation.

Reinsurance Risks:

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

Item 4. Removed and Reserved by the Securities and Exchange Commission

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stockholder Information

Corporate Headquarters

Kansas City Life Insurance Company

3520 Broadway

Post Office Box 219139

Kansas City, Missouri 64121-9139

Telephone: (816) 753-7000

Fax: (816) 753-4902

Internet: www.kclife.com

E-mail: kclife@kclife.com

Notice of Annual Meeting

The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 19, 2012 at Kansas City Life's corporate headquarters.

Transfer Agent

Janice Poe, Stock Agent and Assistant Secretary

Kansas City Life Insurance Company

Post Office Box 219139

Kansas City, Missouri 64121-9139

10-K Request

Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.

Security Holders

At January 31, 2012, Kansas City Life had approximately 3,556 security holders, including individual participants in security position listings.

Stock and Dividend Information

The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share and paid during such periods. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “KCLI.”

	High	Low	Dividend Paid
2011:
First quarter	$34.45	$29.70	$0.27
Second quarter	32.35	28.48	0.27
Third quarter	31.57	28.37	0.27
Fourth quarter	36.07	30.16	0.27

			$1.08
2010:
First quarter	$33.50	$24.86	$0.27
Second quarter	35.85	27.84	0.27
Third quarter	32.63	28.58	0.27
Fourth quarter	33.77	30.42	0.27

			$1.08

A quarterly dividend of $0.27 per share was paid February 8, 2012.

NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown or commission and may not necessarily represent actual transactions.

The Company has determined at this time that all compensation shall be paid in cash. As a result, the Company currently offers no equity compensation or equity compensation plan to its employees.

Performance Comparison

The following graph provides a comparison of the cumulative total return on Kansas City Life’s common stock over the last five fiscal years to the S&P 500 Index (“S&P 500”) and to a peer comparison group (“Peer Group”). The graph assumes that $100 was invested on December 31, 2006, and that all dividends were reinvested on the last day of each quarter. Points on the graph represent performance as of the last business day of each of the years indicated.

Comparison of 5 Year Cumulative Total Return

Among Kansas City Life, the S&P 500 and a Peer Group

	2006	2007	2008	2009	2010	2011
Kansas City Life	$100.00	$93.10	$94.85	$67.42	$77.47	$79.63
S&P 500	$100.00	$105.48	$66.52	$84.07	$96.71	$98.76
Peer Group	$100.00	$97.30	$66.28	$65.99	$89.04	$103.77

The Peer Group index weights individual company returns for stock market capitalization. The companies included in the Peer Group index are the same as those companies used in the compensation comparator group identified in the Compensation Disclosure and Analysis section of the Company’s Proxy Statement. The companies included in the Peer Group index are shown in the following table.

American Equity Investment Life Holding Co.	Phoenix Companies, Inc., The
Delphi Financial Group, Inc.	Presidential Life Corporation
FBL Financial Group, Inc.	Protective Life Corporation
Harleysville Group, Inc.	StanCorp Financial Group, Inc.
Horace Mann Educators Corp.	Torchmark Corporation
Kemper Corporation	United Fire and Casualty
National Western Life Insurance Co.	Universal American Corp.

The Peer Group index has changed during the five-year period. Great American Financial Resources, Inc. was removed at year end 2007 and Nationwide Financial Services, Inc. was removed in 2009 due to being fully acquired. Unitrin, Inc. changed its name to Kemper Corporation in 2011. The chart above only includes the data from the current peer group member companies listed above.

The disclosure set forth above under the caption “Performance Comparison” shall not be deemed to be soliciting material and is not incorporated by reference into any of the Company’s prior filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, that incorporated future filing or portions thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	-	[1]	$-	-	1,000,000
	15	[2]	32.44
2/1/11 - 2/28/11	-	[1]	-	-	1,000,000
	-	[2]	-
3/1/11 - 3/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
4/1/11 - 4/30/11	-	[1]	-	-	1,000,000
	657	[2]	31.98
5/1/11 - 5/31/11	-	[1]	-	-	1,000,000
	-	[2]	-
6/1/11 - 6/30/11	-	[1]	-	-	1,000,000
	-	[2]	-
7/1/11 - 7/31/11	-	[1]	-	-	1,000,000
	388	[2]	31.15
8/1/11 - 8/31/11	16,880	[1]	30.02	16,880	983,120
	-	[2]	-
9/1/11 - 9/30/11	104,361	[1]	30.67	104,361	878,759
	-	[2]	-
10/1/11 - 10/31/11	35,941	[1]	30.95	35,941	842,818
	452	[2]	30.87
11/1/11 - 11/30/11	-	[1]	-	-	842,818
	-	[2]	-
12/1/11 - 12/31/11	-	[1]	-	-	842,818
	-	[2]	-

Total	158,694			157,182

[1]

On January 24, 2011, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. Under this program in 2011, the Company acquired 157,182 shares at an average price of $30.66. The Company purchased 96,931 shares in 2010 at an average price of $31.41. The 2011 repurchase authorization expired January 22, 2012. On January 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2013.

[2]

Included are the total shares purchased from the employee stock ownership plan (ESOP) sponsored by the Company, during the consecutive months of January through December of 2011. The ESOP held 27,669 shares of the Company’s stock at December 31, 2011.

Item 6. Selected Financial Data

Amounts in thousands, except per share data.

	Year Ended December 31
	2011	2010	2009	2008	2007
Income Statement Data:
Revenues:
Insurance revenues	$228,399	$245,830	$242,802	$236,173	$231,894
Net investment income	177,228	175,859	177,428	177,419	190,405
Realized investment gains (losses)	3,142	535	(10,076)	(52,271)	5,426
Other revenues	10,274	9,139	10,491	13,005	11,499

Total revenues	$419,043	$431,363	$420,645	$374,326	$439,224

Net income (loss)	$26,133	$22,302	$10,732	$(17,050)	$35,661

Per Common Share Data:
Net income (loss), basic and diluted	$2.29	$1.95	$0.93	$(1.47)	$3.01

Cash dividends to stockholders	$1.08	$1.08	$1.08	$1.08	$3.08

Stockholders’ equity	$62.84	$59.25	$54.33	$46.11	$58.17

	December 31
	2011	2010	2009	2008	2007
Balance Sheet Data:
Assets	$4,398,242	$4,333,102	$4,175,981	$3,967,091	$4,352,108
Notes payable	-	-	-	2,900	10,400
Stockholders’ equity	710,705	679,472	628,363	527,107	684,401
Life insurance in force	29,202,126	29,708,102	30,683,571	30,300,286	31,135,142

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2011 is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document.

Overview

Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life insurance and annuity products. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

Kansas City Life markets individual insurance products, including traditional, interest sensitive and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental, vision, and disability products through its sales force of independent general agents, group brokers and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.

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

The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products, and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates.

The Company earns revenues primarily from premiums received from the sale of life insurance, immediate annuities, and accident and health policies; from earnings on its investment portfolio; and from the sale of investment assets. Revenues from the sale of traditional life insurance, immediate annuity products, and accident and health products are reported as premium income for financial statement purposes. Considerations for supplementary contracts with life contingencies are reported as other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities, and supplementary contracts without life contingencies, are not reported as premium revenues. These are instead reported as additions to the policyholders’ account balances and are reflected as deposits in the Consolidated Statements of Cash Flows. Accordingly, revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances, and other charges deducted from policyholder balances.

The Company’s profitability depends on many factors, which include but are not limited to:

•	The sale of life, annuity, and accident and health products;
•	The rate of mortality, lapse, and surrenders of future policy benefits and policyholder account balances;
•	The rate of morbidity, disability, and incurrence of other policyholder benefits;
•	Persistency of existing insurance policies;
•	Interest rates credited to policyholders;

•	The effectiveness of reinsurance programs;
•	The amount of investment assets under management;
•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk, and equity risk;
•	Timely and cost-effective access to liquidity; and
•	Management of distribution costs and operating expenses.

Strong sales competition, highly competitive products, and a challenging economic environment present significant challenges to the Company from a new sales perspective. The Company’s primary emphasis is on expanding sales of individual life insurance products. The Company’s continued focus is on delivering competitive products for a reasonable cost, prompt customer service, excellent financial strength, and effective sales and marketing support to the field force.

The Company generates cash largely through premiums collected from the sale of insurance products, deposits through the sale of universal life-type and deposit-type products, and through investment activity. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business. In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.

General economic conditions may affect future results. Market fluctuations, often extreme in nature, have significantly impacted the financial markets and the Company’s investments, revenues, and policyholder benefits. The sustained low interest rate environment and volatile equity markets have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions may continue and the stressed economic and market environment may persist into the future, affecting the Company’s revenue, net income, and financial position.

Business Changes

The Company did not have any significant business changes in the three years ended December 31, 2011.

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

Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;
•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;
•	Increasing competition in the recruiting of new agents and agent practices;
•	Customer and agent response to new products, distribution channels and marketing initiatives;
•	Fluctuations in experience regarding current mortality, morbidity, persistency, and interest rates relative to expected amounts used in pricing the Company’s products;
•	Changes in assumptions related to DAC and VOBA;
•	Regulatory, accounting or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and
•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.

The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

The preparation of the financial statements requires management to use a variety of assumptions and estimates, in particular the valuation of investments and policyholder liabilities, expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and equity market performance. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, the Company evaluates the estimates, assumptions, and judgments based on historical experience and other information that the Company believes to be reasonable under the circumstances. A detailed discussion of significant accounting policies is provided in Note 1 – Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments

Securities

Fixed maturity securities, which are classified as available for sale, are carried at their fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income (loss). The unrealized gains or losses are recorded net of the adjustment to policyholder account balances and DAC to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. The Company’s fair value of fixed maturity and equity securities are derived from external pricing services, brokers, and internal matrices and calculations. At December 31, 2011, approximately 96% of the carrying value of these investments was from external pricing services and 4% was derived from brokers and internal matrices or calculations. The investment portfolio is monitored regularly to ensure that investments which may be other-than-temporarily impaired (OTTI) are identified in a timely fashion and properly valued. Other-than-temporary impairments that are determined to be due to credit are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company monitors the various markets in which its investments are traded. The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values. The Company uses a second independent third-party pricing service to validate the fair market values provided by the primary pricing service. The Company also uses the second pricing service to determine the fair value of certain securities for which the primary pricing service is unable to provide. The Company evaluates individual pricing fluctuations provided by the pricing services and reviews overall data provided by the pricing services for consistency and reasonableness. At December 31, 2011, 95% of the value of the Company’s fixed maturity and equity securities were from the primary third-party pricing service and 1% was from the second independent pricing service. The Company reviews values received from independent pricing sources for validity. In addition, the Company tests a limited number of securities from each pricing service each reporting period to further validate reliance on the fair values provided. These tests occur in two forms. First, the Company validates a representative sample of securities from each pricing service, reviewing and evaluating methodologies and assumptions used by the pricing services for reasonableness. Second, the Company independently calculates fair values for a sample set of securities and then compares results to those provided by the pricing services. When fair values are not available from external service providers, where possible, the Company utilizes quotes from brokers who are believed to have expertise in the markets in which the subject securities are traded. The Company reviews the prices received from brokers for reasonableness. When the Company cannot obtain reliable broker pricing, a fair value is determined based upon an assessment of several factors appropriate for the specific issue, including but not limited to: the issuer’s industry; liquidity; cash flows; marketability, ratings, and the ability of the issuer to satisfy the obligation; government intervention or regulations; fair value of comparable securities in actively traded or quoted markets; or other factors. The Company creates a matrix of factors from which to calculate an estimable value. However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to sell the security in the current market.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as the issuer’s stated intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes, and litigation and government actions. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality, and cash flow projections as indicators of credit issues.

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Please refer to Note 1—Nature of Operations and Significant Accounting Policies for information concerning these factors.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced. The portion of the impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statement of Income and reflected in other comprehensive income and accumulated other comprehensive income (loss), which is a component of stockholders’ equity in the Consolidated Balance Sheets.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary, and determining the portion of an other-than-temporary impairment that is due to credit. Please refer to Note 1 for a description of these risks and uncertainties.

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

Mortgage Loans

Investments in mortgage loans totaled $601.9 million at December 31, 2011 ($559.2 million—December 31, 2010). The Company’s mortgage loans are mostly secured by commercial real estate and are carried net of an allowance for loss of $2.8 million ($3.4 million – December 31, 2010). The allowance for loss on mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. Please see Note 5—Financing Receivables for additional information.

During 2011, the Company had two mortgage loan defaults that were foreclosed upon. One had a fair value greater than its book value, which resulted in no impairment. The other property had a fair value less than the book value of the loan, which resulted in a charge to the allowance for $0.5 million. The Company had one mortgage loan default that was foreclosed upon in 2010 and which resulted in no impairment. No mortgage loans defaulted or were foreclosed upon during 2009. Three loans were delinquent for 30 days at December 31, 2011. Payments were received on all three and they were brought current in January 2012. Two loans were delinquent for 30 days at December 31, 2010. Payments were received and both loans were brought current in January 2011. No troubled loans were restructured during 2011 or 2010.

At December 31, 2011, the Company had 17% of its invested assets in mortgage loans, up from 16% at December 31, 2010. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company issued 62 new loans during 2011, and 53 or 85% of these loans had some amount of recourse requirement. The Company issued 69 new loans to the portfolio during 2010, and 54 or 78% of these loans had some amount of recourse requirement. The Company purchased $72.3 million and $84.6 million in mortgage loans from another institutional lender during 2011 and 2010, respectively. These purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans. In addition, the Company purchased one $1.9 million loan during the fourth quarter of 2010 from a separate originator. At December 31, 2011, 23% of the Company’s commercial mortgage portfolio was acquired and not originated by the Company, compared to 15% at December 31, 2010. The average loan to value ratios for the overall portfolio were 46% at December 31, 2011 and 49% at December 31, 2010, based upon the underwriting and appraisal of value at the time the loan was originated or acquired. Please see Note 3—Investments for additional information pertaining to mortgage loans.

Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)

DAC, principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called VOBA. VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.

For additional information pertaining to DAC and VOBA, please see Note 1 – Nature of Operations and Significant Accounting Policies.

The following table reflects the estimated pre-tax impact to DAC on universal life, variable universal life, and fixed and variable deferred annuity products that could occur in a twelve-month period for an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on DAC and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.4 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.3 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $2.7 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $1.9 million.

The following table reflects the estimated pre-tax impact to VOBA on universal life, variable universal life, and fixed and variable deferred annuity products that could occur in a twelve-month period for an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on VOBA and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $1.1 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $0.8 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in VOBA and an increase in current period amortization expense of $0.8 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in VOBA and an increase in current period amortization expense of $0.2 million.

Reinsurance

A variety of reinsurance arrangements are currently in use, including individual and bulk arrangements on both coinsurance and mortality/morbidity-only basis. Reinsurance is an actively managed tool for the Company that supports several objectives, including managing statutory capital and reducing volatility and surplus strain. At the customer level, reinsurance increases the Company’s capacity, provides access to additional underwriting expertise and generally makes it possible for the Company to offer products at competitive levels that could not otherwise be made available.

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

Liabilities for reinsurance are calculated on an actuarial present value method consistent with the risks being transferred.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, immediate annuities with life contingencies, supplementary contracts with life contingencies, and accident and health insurance. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality, and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables. The 2001 Valuation Basic Table and the 1975-1980 Select and Ultimate Basic Table serve as the basis for most mortality assumptions.

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

Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported. These liabilities are estimated using actuarial analyses and case basis evaluations that are based upon past claims experience, claim trends, and industry experience.

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

On an ongoing basis, the Company performs testing and analysis on its blocks of business to ensure the assumptions made when the Company purchases a block of business or sells new policies remain viable. The Company also periodically performs sensitivity testing on these blocks of business to ensure it maintains the capacity to meet an increase in demand in policyholder benefits, namely increased surrenders, policy loans or other policyholder elective withdrawals, especially when financial markets become volatile.

Pensions and Other Postretirement Benefits

The measurement of pension and other postretirement benefit obligations and costs depends on a variety of assumptions. Changes in the valuation of pension obligations and assets supporting this obligation can significantly impact the funded status. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, health care claim costs, heath care cost trends, retirement rates, and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost.

In addition, the Company recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligation, on the Consolidated Balance Sheets. Changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost are recognized within other comprehensive income, net of income taxes. See Note 12 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

The Kansas City Life Cash Balance Pension Plan was amended effective December 31, 2010 to provide that participants’ accrued benefits were frozen at, and that no further benefits or accruals will be earned after, December 31, 2010. However, the cash balance account will continue to earn annual interest.

Recognition of Revenues

Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability, and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.

Deposits related to universal life, fixed deferred annuity contracts, and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration, and surrender charges, and are recognized in the period in which the benefits and services are provided as contract charges in the Consolidated Statements of Income. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue. Deposits are shown as a Financing Activity in the Consolidated Statements of Cash Flows.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are also identified by general product type. New premiums and new deposits are considered to be first year and single receipts. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are measures of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Income Taxes

Deferred income taxes are recorded based on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible. Deferred income taxes include future deductible differences relating to unrealized losses on investment securities. The Company evaluates the character and timing of unrealized gains and losses to determine whether sufficient future taxable amounts are sufficient to offset future deductible amounts. A valuation allowance against deferred income tax assets may be required if future taxable income is believed to be insufficient to fully realize the assets.

Consolidated Results of Operations

Summary of Results

The Company earned net income of $26.1 million in 2011 compared to $22.3 million in 2010 and $10.7 million in 2009. Net income per share was $2.29 in 2011 versus $1.95 in 2010 and $0.93 in 2009. The following table presents variances that the Company believes had a sizeable impact on results for the two years ended December 31 compared to the prior year.

	2011	2010
Premiums, net	$(12,473)	$2,744
Contract charges	(4,958)	284
Realized investment gains	2,607	10,611
Policyholder benefits	27,184	(4,007)
Interest credited to policyholder account balances	2,503	764
Amortization of deferred acquisition costs	(6,933)	8,093
Operating expenses	(5,495)	2,739
Income tax expense	(1,108)	(6,737)

Total impact on net income	$1,327	$14,491

Additional information on these items is presented below.

Sales

The Company measures sales in terms of new premiums and deposits. Sales of traditional life insurance, immediate annuities, and accident and health products are reported as premium income for financial statement purposes. Deposits received from the sale of interest sensitive products, including universal life insurance, fixed deferred annuities, variable universal life, variable annuities, and supplementary contracts without life contingencies are reflected as deposits in the Consolidated Statements of Cash Flows.

The Company’s marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company places an emphasis on training and direct support to the field force to assist new agents in their start-up phase; supports existing agents to stay abreast of the ever- changing regulatory environment; and introduces agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities when they occur.

The Company also markets a series of group products. These products include group life, dental, disability, and vision products. The primary growth strategies for these products include increased productivity of the existing group representatives; planned expansion of the group distribution system; and to selectively utilize third-party marketing arrangements. Further, growth is to be supported by the addition of new products to the portfolio, particularly voluntary-type products.

The following table presents gross premiums on new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31. New premiums are detailed by product.

	2011	% Change	2010	% Change	2009
New premiums:
Individual life insurance	$17,222	4	$16,494	16	$14,182
Immediate annuities	6,860	(69)	22,313	1	22,113
Group life insurance	1,951	(14)	2,280	43	1,599
Group accident and health insurance	12,978	3	12,606	18	10,648

Total new premiums	39,011	(27)	53,693	11	48,542
Renewal premiums	145,999	3	141,094	(1)	142,257

Total premiums	185,010	(5)	194,787	2	190,799
Reinsurance ceded	(57,672)	5	(54,976)	2	(53,732)

Premiums, net	$127,338	(9)	$139,811	2	$137,067

Consolidated total premiums decreased $9.8 million or 5% in 2011 compared to 2010, as total new premiums decreased $14.7 million or 27% and total renewal premiums increased $4.9 million or 3%. The decrease in new premiums was due to a $15.5 million or 69% decline in immediate annuity sales. This decrease was largely the result of elevated sales of this product in 2010 due to the heightened preference of guaranteed benefits by consumers at that time. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders result from significant one-time premiums rather than recurring premiums. The decrease in new immediate annuity sales can also be attributed to lower interest rates during 2011 and increased competition from alternative products. Partially offsetting the decrease in immediate annuities, new individual life insurance premiums increased, reflecting an increase in new premiums in the Old American segment. The increase in renewal premiums reflected a $2.1 million or 2% increase in renewal individual life insurance premiums and a $2.5 million or 7% increase in renewal group accident and health premiums. The increase in renewal individual life insurance premiums was primarily due to increased renewal premiums in the Old American segment. The increase in renewal group accident and health premiums reflected growth in short-term disability and dental premiums.

Consolidated total premiums increased $4.0 million or 2% in 2010 compared to 2009, as total new premiums increased $5.2 million or 11% and total renewal premiums decreased $1.2 million or 1%. The two largest contributors to the increase in new premiums were increases in new individual life insurance premiums and new group accident and health insurance premiums. The increase in new individual life premiums was largely the result of a $2.6 million or 29% increase in new individual life premiums in the Old American segment. The increase in new group accident and health premiums reflected increases in disability and dental premiums. In addition, new group life insurance premiums increased $0.7 million or 43% compared to one year earlier. The decrease in renewal premiums was largely due to a 10% decrease in group life premiums and a 1% decrease in group accident and health premiums, primarily in the dental product line. These were partially offset by a 1% increase in renewal individual life premiums.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product

	2011	% Change	2010	% Change	2009
New deposits:
Universal life insurance	$11,159	(16)	$13,330	35	$9,873
Variable universal life insurance	834	(32)	1,226	19	1,031
Fixed deferred annuities	62,060	(8)	67,709	(12)	76,612
Variable annuities	16,291	(10)	18,121	13	16,078

Total new deposits	90,344	(10)	100,386	(3)	103,594
Renewal deposits	143,611	4	137,827	1	136,048

Total deposits	$233,955	(2)	$238,213	(1)	$239,642

Total new deposits decreased $10.0 million or 10% in 2011, following a $3.2 million or 3% decrease in 2010. The decline in 2011 was largely due to a decrease in new fixed deferred annuities, which can largely be attributed to lower interest rates and increased competition from alternative products.

The decrease in total new deposits in 2010 was due to a decline in new fixed deferred annuity deposits, which was largely attributed to the comparison with the higher sales of this product in 2009. Partially offsetting this, both new universal life deposits and new variable annuity deposits increased. These improvements were attributed to the expanded distribution from the successful recruitment of new general agents and agents in selected areas and to improvements in the economy.

Total renewal deposits increased $5.8 million or 4% in 2011 compared to a $1.8 million or 1% increase in 2010. The improvement in 2011 was due to an increase in renewal fixed deferred annuity deposits. This increase reflected favorable fixed rates on these products relative to alternative fixed-rate products available in the market, as well as increased sales in recent years.

The increase in total renewal deposits during 2010 was due to a $5.7 million or 21% increase in renewal fixed deferred annuity deposits, largely resulting from increased sales of this product during 2009. This was partially offset by a $1.8 million decline in renewal universal life deposits, a $1.5 million or 11% decrease in variable universal life deposits, and a $0.6 million or 6% decline in variable annuity deposits.

Insurance Revenues

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

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges on policyholder account balances. The cost of insurance and expense loads are earned over time by the continued persistency of these products. Surrender charges result from charges levied for withdrawals of policies in a pre-defined time frame as included in the policy contract. Finally, a component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain universal life policies. This liability arises from front-end loads on such policies and is recognized in concert with the future expected gross profits, similar to the amortization of DAC. Unlocking or other events may also have an impact on future expected gross profits on products and policies. If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades. These items are applied to the appropriate financial statement line items similar to unlocking adjustments.

Contract charges declined $5.0 million or 5% in 2011 and were essentially flat in 2010, relative to the same periods one year earlier. The decline in 2011 primarily resulted from three factors. First, there was lower amortization of deferred revenue due to unlocking, as discussed below. Second, cost of insurance charges declined, largely due to the runoff of closed blocks. Third, surrender charges declined, reflecting reduced surrenders of universal life and variable universal life products in the ongoing blocks of business.

The results for contract charges in 2010 reflected a decrease in cost of insurance charges, largely due to the runoff of closed blocks, and a decrease in surrender charges, resulting from lower surrenders of variable and universal life products. Offsetting these changes, expense loads increased due to higher account values of variable annuities from the sale of universal life products. In addition, amortization of deferred revenue increased, largely due to unlocking that occurred during 2010, as discussed below.

Included in total contract charges are groups of policies and companies that the Company considers to be closed blocks. Total contract charges on these closed blocks equaled 36% of total consolidated contract charges during both 2011 and 2010. Total contract charges on closed blocks declined 5% from $37.7 million in 2010 to $35.9 million in 2011, reflecting the runoff of this business. Total contract charges on open blocks of business decreased 5% in 2011 compared to 2010, primarily reflecting the decline in amortization of deferred revenue.

At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to contract charge deferred revenues in the current period as an unlocking adjustment. The Company had unlocking in the DRL in both 2011 and 2010. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.9 million.

The 2010 unlocking adjustment reflected actual experience from mortality results, premium persistency, and surrender rates that had emerged. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in 2010 in the amount of $1.1 million.

The Company’s refinement in methodology for deferred revenue recognition in 2011 was $0.2 million. However, in 2010, the Company had a refinement in methodology that resulted in a change in estimate. The Company refined its methodology, primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.9 million.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums increased $2.7 million to $57.7 million in 2011 from $55.0 million in 2010. In 2009, reinsurance ceded was $53.7 million. The increase in 2011 was largely in the Group Insurance segment, reflecting an increase in sales from a third-party arrangement that is 100% reinsured.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate and policy loans. Gross investment income increased $1.7 million or 1% in 2011 compared to 2010. The largest factor contributing to this increase was higher income on mortgage loans, primarily resulting from increased mortgage loan holdings in 2011. This was partially offset by lower income from fixed maturity securities due to a decrease in holdings and lower yields earned.

Gross investment income was essentially flat in 2010 compared to one year earlier. During 2010, an increase in average invested assets was offset by declines in yields earned on investments. The declines in yields earned in both 2011 and 2010 were largely due to declining interest rates and yields available in the fixed-income market.

Fixed maturity securities provided a majority of the Company’s investment income during 2011. Income on these investments declined $4.1 million compared to 2010, primarily due to two factors. First, was a decrease in yields earned due to continued declines in interest rates. Second, the Company increased its investments in commercial mortgage loans and decreased its investments in fixed maturity investments.

Investment income from mortgage loans increased $6.8 million in 2011 compared to 2010. This improvement was largely the result of higher mortgage loan portfolio holdings in 2011 compared to 2010. In addition to the $53.2 million of mortgage loans that were issued by the Company, $72.3 million in mortgage loans were purchased during 2011. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting, and cash flows that are similar to the Company’s portfolio of originated loans.

In addition, investment income from an alternative investment fund declined by $0.2 million during 2011 compared to an increase of $1.1 million to investment income during 2010.

Net investment income is stated net of investment expenses. Investment expenses increased $0.4 million or 3% in 2011 compared to the prior year. The change is largely attributable to increased real estate expenses.

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

The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2011	2010	2009
Gross gains resulting from:
Sales of investment securities	$3,945	$2,545	$9,886
Investment securities called and other	3,621	2,139	674
Sales of real estate	-	-	661

Total gross gains	7,566	4,684	11,221

Gross losses resulting from:
Sales of investment securities	(1,666)	(67)	(313)
Investment securities called and other	(379)	(253)	(88)

Total gross losses	(2,045)	(320)	(401)
Amortization of DAC and VOBA	(370)	(9)	159

Net realized investment gains, exluding impairment losses	5,151	4,355	10,979

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(2,952)	(4,129)	(35,011)
Other-than-temporary impairment losses on real estate	-	-	(2,114)

Total other-than-temporary impairment losses	(2,952)	(4,129)	(37,125)
Portion of loss recognized in other comprehensive income	943	309	16,070

Net impairment losses recognized in earnings	(2,009)	(3,820)	(21,055)

Realized investment gains (losses)	$3,142	$535	$(10,076)

The Company recorded net realized investment gains of $3.1 million in 2011 and $0.5 million in 2010, along with net realized investment losses of $10.1 million in 2009. During 2011, investment losses of $2.0 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. Partially offsetting these were $3.9 million in gains resulting from sales of investment securities and $3.6 million in gains from securities called and other. In the above table, investment securities called and other includes, but is not limited to, principal pay downs and sinking funds.

During 2010, investment losses of $3.8 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. These were partially offset by $2.5 million in gains on the sale of investment securities and $2.1 million of investment gains realized on securities called and other. During 2009, the Company experienced impairment losses of $2.1 million on the Company’s real estate joint ventures, specifically attributable to investments in affordable housing funds. During 2009, the financial markets were significantly affected by economic pressures and the residential mortgage crisis. These pressures resulted in large price dislocations that affected many securities and companies, particularly in the financial sector. These economic pressures have eased during both 2011 and 2010, as reflected in the reduced number and magnitude of other-than-temporary impairments recognized.

The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific securities’ credit impairments may be written down through earnings as a realized investment loss if the security’s fair value is considered to be other-than-temporarily impaired. Non-credit impairments are charged to other comprehensive income.

The Company also reviews the commercial mortgage loan portfolio for potential impairment. Based upon analysis of historical losses, portfolio risk factors, environmental factors, and individual loans with heightened risk characteristics, the Company maintains a loan loss allowance. Realized losses on loans are charged to the allowance. Realized losses are recognized in the income statement when losses would cause the balance of the allowance to be less than the best estimate amount of allowance needed for future loan losses or when additional amounts are determined to be required. Reductions in the required balance are recorded as realized gains in the income statement.

The following table summarizes securities with other-than-temporary impairments recognized in earnings by business segment during the three years ended December 31.

	2011	2010	2009
Bonds:
Corporate obligations:
Industrial:
Individual Insurance	$-	$-	$3,211
Old American	-	-	-
Communications:
Individual Insurance	-	-	1,239
Old American	-	-	-
Financial:
Individual Insurance	-	-	9,778
Old American	-	-	1,924
Utilities:
Individual Insurance	603	-	-
Old American	-	-	-
Consumer:
Individual Insurance	-	-	1,235
Old American	-	-	-

Total corporate obligations	603	-	17,387
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	1,279	1,345	1,152
Old American	104	159	125
Other:
Individual Insurance	20	2,140	277
Old American	3	176	-

Individual Insurance subtotal	1,902	3,485	16,892
Old American subtotal	107	335	2,049

Consolidated total	$2,009	$3,820	$18,941

The following table provides detail regarding individual investment securities that were written down through earnings during 2011 by business segment, exceeding $0.5 million on a consolidated basis.

	Impairment Loss
	Individual	Old
Security	Insurance	American	Consolidated	Description
Other - 14 securities	$1,902	$107	$2,009

Total	$1,902	$107	$2,009

The following table provides detail regarding individual investment securities that were written down through earnings during 2010 by business segment, exceeding $0.5 million on a consolidated basis.

	Impairment Loss
	Individual	Old
Security	Insurance	American	Consolidated	Description
Securitization of U.S. government guaranteed student loans	$ 964	$ -	$ 964	Liquidation of the security by the trustees, at the direction of a majority of bondholders.
Mortgage-backed security	423	159	582	Decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused cash flow projections to be less than the amortized cost of the security.
Other - 10 securities	2,098	176	2,274

Total	$3,485	$335	$3,820

The following table provides detail regarding individual investment securities that were written down through earnings during 2009 by business segment, exceeding $0.5 million on a consolidated basis.

	Impairment Loss
	Individual	Old
Security	Insurance	American	Consolidated	Description
Financial guarantee insurance company	$4,139	$1,035	$5,174	Two securities, one issuer a parent of the other, had significant reductions in capital and liquidity positions coupled with declines in value due to the credit crisis.
Financing company for real estate	2,167	527	2,694	Acceptance of a tender offer resulted in an impairment to fair value.
Trucking company	2,191	-	2,191	Reduced shipping volume from the recession, new credit restrictions due to renegotiation of debt covenants, the need to retire longer-term debt and additional stress on cash resources.
Mortgage and financial guaranty insurer	1,546	-	1,546	Mortgage delinquencies and defaults coupled with rating downgrades and the need to raise additional capital to meet future needs.
Financial institution	1,084	361	1,445	Company experienced large losses in its real estate portfolio and had an increase in non-performing loans.
Developer and manufacturer of imaging products	1,235	-	1,235	Sales decrease from economic decline, declining revenues and declining liquidity position.
Print media company	1,239	-	1,239	Company filed for bankruptcy in 2008 and a subsequent impairment was recognized due to reorganization.
Printing and publishing company	1,020	-	1,020	Acceptance of a tender offer resulted in an impairment to fair value.
Global finance company	843	-	843	Negative effect of credit crisis, forcing reduced access to liquidity and higher borrowing costs.
Other - 8 securities	1,428	126	1,554

	$16,892	$2,049	$18,941

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

The primary sources of investment risk to which the Company is exposed include credit risk, interest rate risk, and liquidity risk. The Company’s ability to manage these risks is essential to the success of the organization. In particular, the Company devotes considerable resources to both the credit analysis of each new investment and to ongoing credit positions. A default by an issuer usually involves some loss of principal to the investor. Losses can be mitigated by timely sales of affected securities or by active involvement in a restructuring process. However, there can be no assurance that the efforts of an investor will lead to favorable outcomes in a bankruptcy or restructuring.

For additional information regarding the Company’s asset/liability management program, please see the Asset/Liability Management section within Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

The following table provides asset class detail of the investment portfolio at December 31. Fixed maturity and equity securities represented 76% of the entire investment portfolio at December 31, 2011, down from 77% at December 31, 2010.

	2011	% of Total	2010	% of Total

Fixed maturity securities	$2,682,142	75%	$2,648,888	76%
Equity securities	36,689	1%	38,321	1%
Mortgage loans	601,923	17%	559,167	16%
Real estate	127,962	4%	119,909	4%
Policy loans	80,375	2%	84,281	2%
Short-term investments	49,316	1%	15,713	1%
Other investments	3,364	-	5,009	-

Total	$3,581,771	100%	$3,471,288	100%

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$134,437	5%	$133,478	$13,856	$959	$12
Federal agencies [1]	25,881	1%	25,881	3,480	-	-
Federal agency issued residential mortgage-backed securities [1]	119,637	4%	118,694	9,901	943	2

Subtotal	279,955	10%	278,053	27,237	1,902	14
Corporate obligations:
Industrial	486,880	18%	461,425	43,710	25,455	860
Energy	171,711	6%	171,711	19,131	-	-
Communications and technology	201,393	7%	194,154	16,566	7,239	156
Financial	318,078	12%	250,403	15,155	67,675	5,890
Consumer	496,487	18%	481,033	43,788	15,454	263
Public utilities	296,337	11%	280,475	38,094	15,862	1,366

Subtotal	1,970,886	72%	1,839,201	176,444	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	156,902	6%	53,304	1,856	103,598	12,620
Municipal securities	168,522	6%	164,613	18,316	3,909	61
Other	94,656	4%	38,253	3,576	56,403	9,235
Redeemable preferred stocks	11,221	1%	5,226	226	5,995	740

Fixed maturities	2,682,142	99%	2,378,650	227,655	303,492	31,205
Equity securities	36,689	1%	35,566	1,873	1,123	135

Total	$2,718,831	100%	$2,414,216	$229,528	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2010.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$135,142	5%	$125,273	$7,180	$9,869	$318
Federal agencies [1]	26,095	1%	26,095	1,951	-	-
Federal agency issued residential mortgage-backed securities [1]	138,056	5%	137,759	9,740	297	2

Subtotal	299,293	11%	289,127	18,871	10,166	320
Corporate obligations:
Industrial	432,518	16%	352,700	26,255	79,818	2,930
Energy	178,511	7%	170,663	15,498	7,848	224
Communications and technology	172,946	6%	134,184	9,243	38,762	796
Financial	350,659	13%	261,745	14,161	88,914	5,022
Consumer	430,504	16%	347,883	28,725	82,621	2,373
Public utilities	324,800	12%	296,241	27,640	28,559	1,466

Subtotal	1,889,938	70%	1,563,416	121,522	326,522	12,811
Corporate private-labeled residential mortgage-backed securities	195,055	7%	98,474	2,352	96,581	16,826
Municipal securities	151,831	6%	62,887	1,319	88,944	3,301
Other	98,002	4%	38,135	5,194	59,867	7,739
Redeemable preferred stocks	14,769	1%	9,818	342	4,951	440

Fixed maturities	2,648,888	99%	2,061,857	149,600	587,031	41,437
Equity securities	38,321	1%	36,287	2,165	2,034	137

Total	$2,687,209	100%	$2,098,144	$151,765	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2011, the Company’s unrealized losses on fixed maturity and equity securities had decreased to $31.3 million and were offset by $229.5 million in gross unrealized gains. At December 31, 2010, the Company had $41.6 million in gross unrealized losses on fixed maturity and equity securities which were offset by $151.8 million in gross unrealized gains. At December 2011, 89% of the fixed maturity and equity securities portfolio had unrealized gains, an improvement from 78% in December 31, 2010. At December 31, 2011, 40% of the total gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities obligations. This category also was the area with the greatest decrease in unrealized losses for the comparative year-end dates, as this figure decreased from $16.8 million to $12.6 million for a decrease of 25%.

The following table identifies fixed maturity securities available for sale by equivalent Standard & Poor’s rating at December 31.

		%		%
	2011	of Total	2010	of Total
AAA	$161,802	6%	$511,854	19%
AA	570,157	21%	278,850	11%
A	799,565	30%	780,919	30%
BBB	939,373	35%	905,540	34%

Total investment grade	2,470,897	92%	2,477,163	94%
BB	79,760	3%	56,973	2%
B and below	131,485	5%	114,752	4%

Total below investment grade	211,245	8%	171,725	6%

	$2,682,142	100%	$2,648,888	100%

Reflecting the high quality of securities maintained by the Company, 92% of all fixed maturity securities were investment grade at December 31, 2011 compared to 94% at December 31, 2010. Changes in the mix of total investment grade securities for the comparative year-end dates include a decline of 13% in AAA-rated securities and a 10% increase in AA-rated securities. The reduction in AAA-rated security holdings was primarily due to downgrades of U.S. federal agency securities during 2011.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$959	$12	$959	$12
Federal agency issued residential mortgage-backed securities [1]	649	-	294	2	943	2

Subtotal	649	-	1,253	14	1,902	14
Corporate obligations:
Industrial	25,455	860	-	-	25,455	860
Communications and technology	7,239	156	-	-	7,239	156
Financial	51,273	2,107	16,402	3,783	67,675	5,890
Consumer	11,765	119	3,689	144	15,454	263
Public utilities	4,710	344	11,152	1,022	15,862	1,366

Subtotal	100,442	3,586	31,243	4,949	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	41,734	2,668	61,864	9,952	103,598	12,620
Municipal securities	-	-	3,909	61	3,909	61
Other	9,257	921	47,146	8,314	56,403	9,235
Redeemable preferred stocks	2,939	115	3,056	625	5,995	740

Fixed maturity securities	155,021	7,290	148,471	23,915	303,492	31,205

Equity securities	69	104	1,054	31	1,123	135

Total	$155,090	$7,394	$149,525	$23,946	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$7,663	$286	$2,206	$32	$9,869	$318
Federal agency issued residential mortgage-backed securities [1]	16	1	281	1	297	2

Subtotal	7,679	287	2,487	33	10,166	320
Corporate obligations:
Industrial	76,795	2,825	3,023	105	79,818	2,930
Energy	7,848	224	-	-	7,848	224
Communications and technology	38,762	796	-	-	38,762	796
Financial	50,744	900	38,170	4,122	88,914	5,022
Consumer	67,690	1,444	14,931	929	82,621	2,373
Public utilities	24,165	1,204	4,394	262	28,559	1,466

Subtotal	266,004	7,393	60,518	5,418	326,522	12,811
Corporate private-labeled residential mortgage-backed securities	-	-	96,581	16,826	96,581	16,826
Municipal securities	81,799	2,537	7,145	764	88,944	3,301
Other	5,379	182	54,488	7,557	59,867	7,739
Redeemable preferred stocks	618	8	4,333	432	4,951	440

Fixed maturity securities	361,479	10,407	225,552	31,030	587,031	41,437

Equity securities	-	-	2,034	137	2,034	137

Total	$361,479	$10,407	$227,586	$31,167	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $31.2 million at December 31, 2010 to $23.9 million at December 31, 2011. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $6.9 million during 2011. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $7.4 million or 24% of the securities in a gross loss position at December 31, 2011. In addition, 51% of the unrealized losses were less than 20% of the amortized cost at December 31, 2011 compared to 65% at December 31, 2010.

The three classes of investments with the largest amount of unrealized losses were from the corporate private-labeled residential mortgage backed securities category, the financial sector, and the other sector. The other sector is largely composed of asset-backed securities. The fair value in these three sectors remain some of the more price-challenged investments. The Company performs present value calculations of future cash flow projections for a majority of these investments to determine the potential for other-than-temporary impairment. The Company continues to monitor these investments as defined in Note 3—Investments. Please refer to that note for further information.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2011.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$154,445	$151,008	$3,437
Unrealized losses of 20% or less and greater than 10%	53,042	45,689	7,353

Subtotal	207,487	196,697	10,790

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	4,946	3,752	1,194
Twelve months or greater	908	450	458

Total investment grade	5,854	4,202	1,652

Below investment grade:
Less than twelve months	8,210	5,977	2,233
Twelve months or greater	-	-	-

Total below investment grade	8,210	5,977	2,233

Unrealized losses greater than 20%	14,064	10,179	3,885

Subtotal	221,551	206,876	14,675

Securities owned with realized impairment:
Unrealized losses of 10% or less	37,639	36,420	1,219
Unrealized losses of 20% or less and greater than 10%	24,789	20,843	3,946

Subtotal	62,428	57,263	5,165

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade:
Less than twelve months	29,391	23,178	6,213
Twelve months or greater	22,585	17,298	5,287

Total below investment grade	51,976	40,476	11,500

Unrealized losses greater than 20%	51,976	40,476	11,500

Subtotal	114,404	97,739	16,665

Total	$335,955	$304,615	$31,340

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2010.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$480,498	$465,414	$15,084
Unrealized losses of 20% or less and greater than 10%	71,101	61,718	9,383

Subtotal	551,599	527,132	24,467

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	5,908	4,458	1,450

Total investment grade	5,908	4,458	1,450

Below investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total below investment grade	-	-	-

Unrealized losses greater than 20%	5,908	4,458	1,450

Subtotal	557,507	531,590	25,917

Securities owned with realized impairment:
Unrealized losses of 10% or less	5,642	5,217	425
Unrealized losses of 20% or less and greater than 10%	16,073	14,009	2,064

Subtotal	21,715	19,226	2,489

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade:
Less than twelve months	13,366	10,629	2,737
Twelve months or greater	38,051	27,620	10,431

Total below investment grade	51,417	38,249	13,168

Unrealized losses greater than 20%	51,417	38,249	13,168

Subtotal	73,132	57,475	15,657

Total	$630,639	$589,065	$41,574

The following table provides information on fixed maturity securities with gross unrealized losses by equivalent Standard & Poor’s rating at December 31, 2011.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$32,245	11%	$4,475	14%
AA	8,986	3%	125	1%
A	32,550	11%	1,207	4%
BBB	65,557	21%	2,925	9%

Total investment grade	139,338	46%	8,732	28%
BB	45,845	15%	4,063	13%
B and below	118,309	39%	18,410	59%

Total below investment grade	164,154	54%	22,473	72%

	$303,492	100%	$31,205	100%

The following table provides information on fixed maturity securities with gross unrealized losses by equivalent Standard & Poor’s rating at December 31, 2010.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$101,883	17%	$5,105	12%
AA	99,017	17%	4,260	10%
A	113,304	19%	4,486	11%
BBB	156,809	27%	6,881	17%

Total investment grade	471,013	80%	20,732	50%
BB	16,456	3%	1,399	3%
B and below	99,562	17%	19,306	47%

Total below investment grade	116,018	20%	20,705	50%

	$587,031	100%	$41,437	100%

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at December 31, 2011. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

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

The Company has written down certain investments in previous periods. Securities written down and still owned at December 31, 2011 had a fair value of $105.2 million with a net unrealized loss of $15.6 million, which compares to the December 31, 2010 fair value of $70.5 million and a net unrealized loss of $12.2 million.

The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during 2011 or 2010.

The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at year-end 2011 were 28% of the total, compared to 12% at year-end 2010. More of these securities moved into the below investment grade category during 2011 due to ratings downgrades resulting from the troubled housing market.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 and 12 non-U.S. Agency mortgage-backed securities that were determined to have such indications at December 31, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows at December 31. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.9%	3.9%	40%	40%	18.0%	18.0%
2004	4.9%	7.7%	40%	56%	8.0%	13.0%
2005	3.5%	13.7%	40%	68%	6.0%	15.0%
2006	4.9%	10.0%	52%	90%	8.0%	18.0%
2007	8.8%	8.8%	66%	66%	8.0%	8.0%

	2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2004	4.6%	4.6%	45%	45%	10.0%	10.0%
2005	4.9%	12.3%	46%	69%	6.0%	11.0%
2006	18.0%	18.0%	84%	84%	8.0%	8.0%
2007	8.7%	8.7%	60%	60%	8.0%	8.0%

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

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities at December 31, 2011. Also presented is the cumulative non-credit impairment recorded in accumulated other comprehensive income (loss).

	Amortized Cost as of December 31, 2011 After OTTI	OTTI Credit Impairment Recognized During 2011	Cumulative Non-Credit Impairment Recorded in AOCI as of December 31, 2011	Cumulative Credit & Non-Credit Impairment OTTI Recognized
Written down	$106,066	$1,406	$14,177	$18,909
Not written down	$84,041	$-	$605	$-

Following is a summary of the results of the analysis of present values of projected cash flows for non-U.S. Agency mortgage-backed securities at December 31, 2010. Also presented is the cumulative non-credit impairment recorded in accumulated other comprehensive income (loss).

	Amortized Cost as of December 31, 2010 After OTTI	OTTI Credit Impairment Recognized During 2010	Cumulative Non-Credit Impairment Recorded in AOCI as of December 31, 2010	Cumulative Credit & Non-Credit Impairment OTTI Recognized
Written down	$68,274	$1,936	$13,476	$16,802
Not written down	$167,044	$-	$6,046	$-

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At December 31, 2011, the fair value of investments with subprime residential mortgage exposure was $17.4 million with a related $3.5 million unrealized loss.

At December 31, 2010, the fair value of investments with subprime residential mortgage exposure was $19.6 million with a related $4.9 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both December 31, 2011 and 2010. These investments are included in the Company’s normal process for evaluation of other-than-temporarily impaired securities.

The Company has a significant level of non-U.S. Agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings and other factors.

The following tables divide these investment types among vintage and credit ratings at December 31, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$27,700	$26,974	$726
2004	29,682	28,693	989
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	57,382	55,667	1,715

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	34,497	34,821	(324)
2005	72,619	87,447	(14,828)
2006	6,960	7,309	(349)
2007	3,868	4,864	(996)

Total below investment grade	117,944	134,441	(16,497)

Other Structured Securities:
Investment grade	58,793	57,998	795
Below investment grade	16,179	18,444	(2,265)

Total other	74,972	76,442	(1,470)

Total structured securities	$250,298	$266,550	$(16,252)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2010.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$57,811	$55,929	$1,882
2004	72,031	74,725	(2,694)
2005	4,107	4,559	(452)
2006	-	-	-
2007	-	-	-

Total investment grade	133,949	135,213	(1,264)

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	-	-	-
2005	70,721	86,382	(15,661)
2006	6,314	8,079	(1,765)
2007	4,812	5,644	(832)

Total below investment grade	81,847	100,105	(18,258)

Other Structured Securities:
Investment grade	20,143	19,229	914
Below investment grade	55,189	53,347	1,842

Total other	75,332	72,576	2,756

Total structured securities	$291,128	$307,894	$(16,766)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities decreased from $16.8 million at December 31, 2010 to $16.3 million at December 31, 2011. Total unrealized losses on these securities as a percent of total amortized cost was approximately 6% in both 2011 and 2010.

The Company has less than 5% of its investment portfolio in municipal bond securities. In addition, the Company has no holdings in European sovereign debt. However, the Company does have investments in securities from countries in the European Economic Union. All of these investments are denominated in U.S. dollars. The fair value of these securities is $17.4 million with a net unrealized gain of $1.2 million. In addition, the Company also has investments in other foreign companies that are denominated in U.S. dollars. The fair value of these fixed maturity securities at December 31, 2011 was $204.1 million with a net unrealized gain of $9.2 million.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at December 31, 2011 or December 31, 2010. The Company’s indirect exposure to financial guarantors at December 31, 2011 totaled $36.8 million, which was 1% of the Company’s investment assets. Total unrealized gains on these investments totaled $1.7 million at December 31, 2011.

The Company’s indirect exposure to financial guarantors at December 31, 2010 totaled $41.9 million, which was 1% of the Company’s investment assets. Total unrealized losses on these investments totaled $1.8 million at December 31, 2010.

Other Revenues

Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; income received on the sale of low income housing tax credit (LIHTC) investments by a subsidiary of the Company; and fees charged on products and sales from the Company’s broker-dealer subsidiary. Other revenues increased $1.1 million or 12% in 2011 versus 2010. This increase reflected higher income on the sale of LIHTC investments, and increased revenues from the broker dealer subsidiary.

Other revenues decreased $1.4 million or 13% in 2010 compared to 2009. This decline was largely due to a decrease in supplementary contract considerations and a reduction in income on the sale of LIHTC investments.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders, interest, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period-to-period. However, mortality experience has generally remained within pricing expectations for the periods presented.

Policyholder benefits decreased $27.2 million or 15% in 2011 compared to 2010. This decrease was primarily the result of a $26.9 million decline in benefit and contract reserves, which can be attributed to several factors. First, sales of immediate annuities declined $15.2 million. Reserves are established on a nearly one-for-one basis with immediate annuity sales, and a decrease in sales year-over-year results in a reduced amount of additions to reserves on a comparative basis. A second factor was refinements in estimates, which resulted from the implementation of a new actuarial valuation system on traditional life insurance products. Refinements made during 2011 impacted the methods used in the calculation of reserves for certain traditional life insurance contracts. These refinements resulted in a $2.2 million decrease in benefit and contract reserves. Third, the Company released $4.1 million on accrued non-guaranteed interest bonus on certain universal life products. Partially offsetting these factors, as described below, the change in the fair value of the guaranteed minimum withdrawal benefit (GMWB) rider resulted in a $3.8 million increase in benefit and contract reserves. Another factor in the decrease in policyholder benefits was a $3.7 million decline in other benefits paid, net of reinsurance, primarily from the group accident and health dental product line. Partially offsetting this, death benefits paid, net of reinsurance, increased $2.9 million, reflecting less favorable mortality results.

Policyholder benefits increased $4.0 million or 2% in 2010 compared to 2009. The largest factor in this increase was a $3.9 million increase in benefit and contract reserves. This increase was largely due to higher traditional life reserves, resulting from increased sales of this product, and to the change in the fair value of the GMWB riders. The fair value of the GMWB riders declined $1.2 million during 2010 and $2.4 million during 2009. Partially offsetting these items, surrenders declined $1.1 million in 2010 versus one year earlier. The decrease in surrenders was largely on traditional life policies.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At December 31, 2011, the fair value of these riders increased $2.6 million compared to the fair value at December 31, 2010. This fluctuation can be attributed to declines in discount rates and increased market volatility, partially offset by increases in issuer discount spreads.

Policyholder benefits for the group accident and health product decreased $4.5 million or 17% in 2011 compared to the prior year, while there was no change in 2010 compared to 2009. The decrease that occurred during 2011 reflected a decline in group dental benefits. For further information concerning group benefits, please see the Group Insurance section.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $2.5 million or 3% in 2011 and $0.8 million or 1% in 2010. While total policyholder account balances increased during 2011 compared to 2010, this increase was offset by a decline in crediting rates. The Company lowered crediting rates on in force funds at the beginning of 2011 and adjusted new money rates during the year in response to changing market rates.

The 2010 results also reflected the impact of an increase in total policyholder account balances that was offset by the impact of a decline in crediting rates. The Company lowered crediting rates on in force funds at the beginning of 2010 and on new deposits, as market rates declined during the year. Total policyholder account balances increased $23.6 million or 1% in 2011, following a $17.1 million or 1% increase during 2010. The average interest rate credited to policyholder account balances was 3.92% in 2011, 4.14% in 2010 and 4.26% in 2009.

Amortization of DAC

The amortization of DAC increased $6.9 million or 26% in 2011, while the amortization of DAC decreased $8.1 million or 23% in 2010 compared to 2009. Several factors contributed to the increase that occurred during 2011. During 2011 the Company unlocked assumptions impacting the calculation of future gross profit expectations that resulted in a decrease to amortization of DAC of $9.7 million. In addition to unlocking, the Company had adjustments in the amortization of DAC associated with refinements in estimates from software enhancements to its DAC modeling system and also had refinements to specific plans. These changes resulted in increases to the amortization of DAC associated with interest sensitive products and traditional life insurance products in the amount of $6.5 million and $1.5 million, respectively, during 2011. These refinements in estimates increased the amortization associated with the Individual Insurance segment in the amount of $8.9 million and decreased the amortization of DAC in the Old American segment in the amount of $0.9 million.

The decrease in DAC amortization that occurred during 2010 was primarily the result of a refinement in methodology, resulting in a change in estimate and an unlocking of certain assumptions. The Company refined its estimate as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its projection of future expected gross profits on investment-type contracts, which impacted the calculation of DAC amortization. The effect of the change in estimate was an increase in the DAC asset and a reduction in current period DAC amortization of $1.8 million. There was no material refinement in 2009. The unlocking that occurred in 2010 primarily related to a change in the estimated future gross profits associated with the mortality assumption for certain universal life and variable universal life products. This unlocking adjustment reflected actual experience from mortality results that were better than assumed in expected future profits previously established. The unlocking of the mortality assumption on the variable universal life product included a change to a more recent mortality table. This table is also currently used by the Company in the mortality assumption for universal life and allows the Company enhanced consistency with mortality assumptions on other interest-sensitive products. In addition, the Company also unlocked an interest rate assumption on selected fixed deferred annuity products. The impact of unlocking was an increase in the DAC asset and a corresponding decrease in the amortization of DAC of $5.8 million. No material DAC unlocking or change in estimate occurred in 2009.

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

Premiums are reported in the Consolidated Statements of Income net of premiums ceded under reinsurance agreements. Policyholder benefits and expenses are also reported in the Consolidated Statements of Income net of reinsurance ceded and equaled $63.7 million, $59.7 million, and $53.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The largest single component of the reinsurance ceded premiums is associated with reinsurance on purchased blocks and closed blocks of business. In addition, the Company’s reinsurance on certain group accident and health business, specifically disability products, increased in both 2011 and 2010.

Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the Consolidated Balance Sheet. A reinsurance receivable is established for these items. Reinsurance related to policy and claim reserves ceded of $173.9 million and $167.5 million were included in the reinsurance receivables at December 31, 2011 and 2010, respectively. Ceded benefits recoverable from reinsurers were $16.0 million and $19.6 million at December 31, 2011 and 2010, respectively.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of VOBA, and other expenses. In total, operating expenses increased $5.5 million or 5% in 2011, following a $2.7 million or 3% decrease in 2010, compared to the same periods one year earlier. The increase in 2011 was due to several factors, including a $2.0 million increase in uncollectible agent receivables; a $0.7 million increase in commission expense, net of the deferral in capitalized commission costs; a $1.1 million increase in legal fees; and a $0.9 million increase in expenses related to the third-party administration costs associated with certain group products. Partially offsetting these, employee salaries and benefits decreased $1.0 million, largely due to a decrease in pension expense.

The two largest factors contribution to the 2010 decrease were a $5.5 million reduction in salaries and employee benefits and a $1.8 million decline in legal expenses. These were partially offset by a $0.6 million increase in premium taxes, a $2.3 million increase in the amortization of value of business acquired and $1.1 million in commission expense growth exceeding the growth in the deferral in capitalized acquisition costs.

Income Taxes

The Company recorded income tax expense of $13.6 million or 34% of income before tax in 2011, compared to income tax expense of $12.5 million or 36% of income before tax in 2010. The increase in tax expense in 2011 versus 2010 was primarily due to higher income before tax. Favorable changes in low income housing tax credit investments exceeded the increase in tax related to differences in the tax contingency. In 2009, the Company recorded an income tax expense of $5.7 million or 35% of income before tax. The increase in tax expense in 2010 versus 2009 was primarily due to higher income before tax and unfavorable changes in low income housing tax credit investments. Partially offsetting these increases was the impact of a decrease in tax contingency. Income taxes fluctuate depending upon items such as net income, realized investment gains and losses, and the impact of affordable housing tax credit investments.

The Company’s investments in affordable housing increased tax expense in 2011, 2010, and 2009 due to the equity adjustment related to the affordable housing investments exceeding the tax credits earned and the recapture of tax credits previously recognized in 2009 and 2010. In 2011, current-year equity adjustments exceeded tax credits earned, resulting in tax expense of $0.1 million or less than 1% of income before tax. In 2010, the effect of the investments in affordable housing on the effective tax rate was a tax expense of $1.8 million or 5%, resulting from $1.3 million in current-year equity adjustments exceeding tax credits earned and $0.5 million of recapture tax credits previously recognized. The effect of the investments in affordable housing on the effective tax rate was a tax expense of $1.0 million or 6% in 2009, resulting from $0.7 million in current-year equity adjustments exceeding the tax credits earned and $0.3 million of recaptured tax credits previously recognized.

The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. The Company did not have any change in the tax contingency in 2011. In 2010, the Company’s income tax expense was reduced $1.3 million, due to a net decrease in contingent tax liabilities relating to the 2006 through 2010 tax years. The Company’s income tax expense was decreased $0.1 million in 2009 due to the net change in contingent tax liabilities.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 17—Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2011	2010	2009
Insurance revenues:
Premiums, net	$10,320	$25,755	$26,372
Contract charges	101,061	106,019	105,735

Total insurance revenues	111,381	131,774	132,107
Investment revenues:
Net investment income	164,595	162,997	164,133
Realized investment gains, excluding impairment losses	5,184	3,687	10,561
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,832)	(3,828)	(32,731)
Portion of impairment losses recognized in other comprehensive income	930	343	13,949

Net impairment losses recognized in earnings	(1,902)	(3,485)	(18,782)

Total investment revenues	167,877	163,199	155,912
Other revenues	10,110	8,978	10,323

Total revenues	289,368	303,951	298,342

Policyholder benefits	81,859	106,523	102,499
Interest credited to policyholder account balances	83,446	85,949	86,713
Amortization of deferred acquisition costs	21,645	14,976	24,023
Operating expenses	63,700	60,141	67,908

Total benefits and expenses	250,650	267,589	281,143

Income before income tax expense	38,718	36,362	17,199

Income tax expense	13,107	12,855	5,981

Net income	$25,611	$23,507	$11,218

The net income for this segment in 2011 was $25.6 million, compared to net income of $23.5 million in 2010 and $11.2 million in 2009. The following table presents variances that the Company believes had a sizeable impact on results for the two years ended December 31 compared to the prior year.

	2011	2010
Premiums, net	$(15,435)	$(617)
Contract charges	(4,958)	284
Net investment income	1,598	(1,136)
Realized investment gains	3,080	8,423
Policyholder benefits	24,664	(4,024)
Interest credited to policyholder account balances	2,503	764
Amortization of deferred acquisition costs	(6,669)	9,047
Operating expenses	(3,559)	7,767
Income tax expense	(252)	(6,874)

Total impact on net income	$972	$13,634

Additional information on these items is presented below.

Total insurance revenues declined 15% in 2011 compared to 2010, and they remained flat in 2010 compared to 2009. In 2011, gross premiums decreased 22%, contract charges decreased 5% and reinsurance ceded increased 1%. In 2010, gross premiums and contract charges both increased less than 1% and were offset by a 2% increase in reinsurance ceded.

The Individual Insurance segment is central to the Company’s overall performance and produced 49% of consolidated insurance revenues for the year ended December 31, 2011 and 54% for the years ended December 31, 2010 and 2009. In addition, this segment also provided 98% of consolidated net income for the year ended December 31, 2011.

The following table presents gross premiums included in insurance revenues and provides detail by new and renewal business for the three years ended December 31. New premiums are also detailed by product.

	2011	% Change	2010	% Change	2009
New premiums:
Individual life insurance	$4,934	(5)	$5,171	(5)	$5,423
Immediate annuities	6,860	(69)	22,313	1	22,113

Total new premiums	11,794	(57)	27,484	-	27,536
Renewal premiums	42,359	2	41,667	1	41,456

Total premiums	54,153	(22)	69,151	-	68,992
Reinsurance ceded	(43,833)	1	(43,396)	2	(42,620)

Premiums, net	$10,320	(60)	$25,755	(2)	$26,372

Total premiums for this segment declined $15.0 million or 22% in 2011 compared to 2010, as total new premiums decreased $15.7 million or 57%. Total renewal premiums increased $0.7 million or 2% in 2011 relative to the prior year. The decrease in new premiums resulted from a decline in immediate annuities. This decrease was largely the result of elevated sales of this product in 2010 due to the heightened preference of guaranteed benefits by consumers at that time. Also contributing to the decrease were lower interest rates and increased competition from alternative products. The increase in renewal premiums was largely due to a $0.6 million or 1% increase in renewal individual life insurance premiums.

Total premiums were flat in 2010 compared to 2009. Total new premiums were also flat, as an increase in new immediate annuity premiums was offset by a decrease in new individual life premiums. Total renewal premiums increased in 2010, reflecting an increase in renewal individual life premiums.

The following table provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2011	% Change	2010	% Change	2009
New deposits:
Universal life insurance	$11,159	(16)	$13,330	35	$9,873
Variable universal life insurance	834	(32)	1,226	19	1,031
Fixed deferred annuities	62,060	(8)	67,709	(12)	76,612
Variable annuities	16,291	(10)	18,121	13	16,078

Total new deposits	90,344	(10)	100,386	(3)	103,594
Renewal deposits	143,611	4	137,827	1	136,048

Total deposits	$233,955	(2)	$238,213	(1)	$239,642

Total new deposits declined $10.0 million or 10% in 2011, following a $3.2 million or 3% increase in 2010. The decline in 2011 was largely due to a decrease in new fixed deferred annuities. This decrease can largely be attributed to lower interest rates and increased competition from alternative products.

The decline in total new deposits in 2010 was due to a decrease in new fixed deferred annuity deposits, which was largely attributed to higher sales of this product in 2009. Partially offsetting this were increases in new universal life deposits, new variable annuity deposits, and new variable universal life deposits.

Total renewal deposits increased $5.8 million or 4%. This improvement was due to a $6.4 million or 20% increase in renewal fixed deferred annuities. This increase reflected favorable fixed rates on these products relative to alternative fixed-rate products available in the market, as well as increased sales in recent years.

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

Contract charges decreased $5.0 million or 5% in 2011, while they were essentially flat in 2010 versus the same periods one year earlier. The decline in 2011 was primarily due to three reasons: lower amortization of deferred revenue due to unlocking, as discussed below; the cost of insurance charges declined, largely due to the runoff of closed blocks; and, surrender charges declined, reflecting reduced surrenders of universal life and variable universal life products in the ongoing blocks of business.

The results for contract charges in 2010 reflected a decrease in cost of insurance charges, largely due to the runoff of closed blocks and a decrease in surrender charges resulting from lower surrenders of variable and universal life products. Offsetting these, expense loads increased due to higher account values of variable annuities and more loads realized on the sale of universal life products. In addition, deferred revenue increased, largely due to unlocking that occurred during 2010, as identified below.

As previously mentioned, the Company has both closed blocks and ongoing blocks of business. Total contract charges on closed blocks comprised 36% of total consolidated contract charges during both 2011 and 2010. Total contract charges on closed blocks declined 5% from $37.7 million in 2010 to $35.9 million in 2011, reflecting the runoff of this business. Total contract charges on open blocks of business decreased 5% during 2011, primarily reflecting a decline in amortization of deferred revenue. Also, surrender charges declined 15%. However, cost of insurance charges and expense loads decreased less than 1%, reflecting more stability in the open blocks of business.

The Company had unlocking in the DRL in both 2011 and 2010. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.9 million.

The 2010 unlocking adjustment reflected actual experience from mortality results, premium persistency, and surrender rates that had emerged. The impact of the unlocking on DRL was a decrease in the liability and a corresponding increase in the recognition of deferred revenue in 2010 in the amount of $1.1 million.

The Company’s refinement in methodology for deferred revenue recognition in 2011 was $0.2 million. However, in 2010, the Company had a refinement in methodology that resulted in a change in estimate. The Company refined its methodology, primarily as a result of the implementation of an actuarial system upgrade. This upgrade allowed the Company to refine its calculation of the DRL liability. The effect of the refinement in estimate on the DRL was an increase in the liability and a reduction to contract charges of $0.9 million.

Net investment income increased $1.6 million or 1% in 2011 and was flat in 2010. The increase during 2011 reflected an increase in income from mortgage loans, primarily resulting from increased mortgage loan holdings in 2011. This was partially offset by lower income from fixed maturity securities due to a decrease in holdings, as well as lower yields earned.

In 2010, average invested assets increased while yields earned on investments declined. The declines in yields earned in both 2011 and 2010 were largely due to lower interest rates and yields available in the fixed-income market.

Net realized investment gains, excluding impairment losses, totaled $5.2 million for this segment in 2011. This compares to $3.7 million in 2010. These gains were largely the result of sales, puts, and calls of investment securities during both years. Please see Consolidated Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for tables that provide securities that were written down through earnings by business segment for the four quarters of 2011, 2010 and 2009. This section also contains tables that provide detail regarding individual investment securities by business segment that were written down through earnings during 2011, 2010 and 2009.

Other revenues increased $1.1 million or 13% in 2011. This increase reflected greater sales of LIHTC investments and increased revenues from the broker dealer subsidiary. Other revenues decreased $1.3 million or 13% in 2010, largely due to a decrease in supplementary contract considerations and a reduction in sales of LIHTC investments.

Policyholder benefits decreased $24.7 million or 23% in 2011 compared to an increase of $4.0 million or 4% in 2010. The largest factor in the 2011 results was a $26.3 million decrease in benefit and contract reserves. This decrease was the result of several factors. The first factor was sales of immediate annuities declined $15.2 million. Reserves are established on a nearly one-for-one basis with immediate annuity sales, and a decrease in sales year-over-year results in a reduction in addition to reserves on a comparative basis. A second factor was refinements in estimates that resulted from the implementation of a new actuarial valuation system on traditional life insurance products. Refinements made during 2011 impacted the methods used to calculate the amortization of deferred acquisition costs and the calculation of reserves for certain traditional life insurance contracts. These refinements resulted in a $2.2 million decrease in benefit and contract reserves. The Company also released $4.1 million in reserves for non-guaranteed interest bonus on certain universal life products. Partially offsetting these factors, the change in the fair value of the GMWB rider resulted in a $3.8 million increase in benefit and contract reserves. Partially offsetting these items, death benefits paid, net of reinsurance, increased $0.5 million, reflecting less favorable mortality results. In addition, other benefits paid, net of reinsurance, increased $0.7 million, due to an increase in annuity payments.

The largest factor in the increase in policyholder benefits in 2010 was a $3.5 million increase in benefit and contract reserves. This increase was largely due to higher traditional life reserves from the increase in sales of this product and the change in the fair value of the guaranteed minimum withdrawal benefit (GMWB) riders. The fair value of the GMWB riders declined $1.2 million during 2010 compared to a decline of $2.4 million during 2009. Policyholder benefits were also favorably affected by reduced surrenders on traditional life policies.

Interest credited to policyholder account balances decreased $2.5 million or 3% in 2011 and $0.8 million or 1% in 2010. In both years, the impact of increases in total policyholder account balances was more than offset by declines in crediting rates.

The amortization of DAC increased $6.7 million or 45% in 2011 compared to a $9.0 million or 38% decrease in 2010. As previously discussed in the Consolidated Results of Operations section, refinements in methodology during 2011 increased DAC amortization $8.9 million and unlocking reduced DAC amortization by $9.7 million for the Individual Insurance Segment. Refinements in methodology decreased DAC amortization $1.8 million in 2010. In addition, the impact of unlocking in 2010 was a decrease in the amortization of DAC of $5.8 million.

Operating expenses increased $3.6 million or 6% in 2011, following a $7.8 million or 11% decrease in 2010. The increase during 2011 reflected increased expenses of $1.5 million in salaries and benefits, $1.1 million in legal costs, $1.0 million in third-party administration, and $0.5 million related to the sales of LIHTC investments. The largest factors in the change in 2010 included declines of $6.3 million in salaries and benefits and $1.9 million in legal costs, along with $2.3 million in increased amortization of VOBA.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2011	2010	2009
Insurance revenues:
Premiums, net	$49,684	$49,355	$48,980

Total insurance revenues	49,684	49,355	48,980
Investment revenues:
Net investment income	547	553	554
Other revenues	149	156	167

Total revenues	50,380	50,064	49,701

Policyholder benefits	27,777	32,131	33,799
Operating expenses	23,675	21,917	19,479

Total benefits and expenses	51,452	54,048	53,278

Loss before income tax benefit	(1,072)	(3,984)	(3,577)

Income tax benefit	(375)	(1,394)	(1,252)

Net loss	$(697)	$(2,590)	$(2,325)

The group insurance market is highly competitive. Accordingly, group products are periodically reviewed to ensure they conform to target claim, expense and profit objectives. Group products are generally contracted on a yearly renewal basis. Renewal terms that meet target pricing objectives are communicated to the group policyholder for renewal consideration.

The Group Insurance segment experienced net losses in each of the three years presented. The net loss decreased $1.9 million in 2011, largely reflecting reduced benefits paid. Partially offsetting the reduced benefits was an increase in operating expenses.

The net loss in 2010 increased $0.3 million from the loss experienced during 2009. The increase in 2010 was largely the result of an increase in operating expenses, which was partially offset by both a decrease in policyholder benefits and an increase in insurance revenues. This segment generated 22% of the Company’s consolidated insurance revenues in 2011 versus 20% in both 2010 and 2009.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31. New premiums are also detailed by product.

	2011	% Change	2010	% Change	2009
New premiums:
Group life insurance	$1,951	(14)	$2,280	43	$1,599
Group dental insurance	4,018	(49)	7,813	8	7,266
Group disability insurance	8,819	89	4,665	46	3,201
Other group insurance	141	10	128	(29)	181

Total new premiums	14,929	-	14,886	22	12,247
Renewal premiums	46,279	7	43,398	(3)	44,764

Total premiums	61,208	5	58,284	2	57,011
Reinsurance ceded	(11,524)	29	(8,929)	11	(8,031)

Premiums, net	$49,684	1	$49,355	1	$48,980

New group premiums were flat in 2011 compared with 2010, following a $2.6 million or 22% increase in 2010. While new sales were flat, this segment had continued growth in the short-term disability insurance product. Short-term disability sales were $7.6 million, an increase of $4.4 million compared with 2010. This improvement was largely the result of a third-party arrangement that provides a significant portion of the new disability premiums and accounted for about 54% of the new disability sales. The premiums provided from the third-party arrangement are highly reinsured. This segment has been focused on two of its product lines, disability and dental. This segment has completed a group dental product review and established a new dental pricing system in an effort to improve sales and the profitability of the dental business. In addition, this segment has sought additional third-party sales opportunities with existing sales providers in the disability lines.

The increase in new group premiums in 2010 was due to a $1.5 million or 46% increase in new group disability premiums, a $0.7 million or 43% increase in new group life premiums and a $0.5 million or 8% increase in new group dental premiums. The improvements in the group life and dental product lines reflected expanded distribution of group representatives. The improvement in the group disability sales was also due to the third-party arrangement.

Renewal premiums increased $2.9 million or 7% in 2011 compared with 2010. All significant group products experienced growth in renewal premiums. Group disability premiums increased $2.1 million and group life and group dental premiums each increased $0.4 million.

Renewal premiums decreased $1.4 million or 3% in 2010. This decline reflected decreases in renewal group life premiums, renewal dental premiums and renewal long-term disability premiums. The decrease in dental premiums was largely due to increased competition for this product. Partially offsetting these declines was an increase in short-term disability premiums.

The Company uses reinsurance in several of its group product lines to help mitigate risk. Reinsurance on premiums increased $2.6 million or 29% in 2011. This increase was largely due to an increase in short-term disability sales as described above.

Reinsurance on premiums increased $0.9 million or 11% in 2010, primarily due to the short-term disability business that is highly reinsured.

Policyholder benefits consist of death benefits (mortality), accident and health benefits and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased $4.4 million in 2011, primarily due to a $4.8 million decrease in the dental product line. This segment made several changes to the dental product line to reduce benefits and improve profitability. All other lines had slight benefit increases.

Policyholder benefits decreased $1.7 million or 5% in 2010 compared to 2009, largely due to a decrease in group life claims.

The policyholder benefit ratio is derived by dividing policyholder benefits, net of reinsurance by total revenues. The ratio for the Group Insurance segment was 56% at December 31, 2011 compared to 65% at December 31, 2010. The decrease in 2011 was largely the result of a decline in group dental benefits. The policyholder benefit ratios in the group life and long-term disability product lines were flat in 2011 and decreased in both the short-term disability and dental lines.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses in this segment increased $1.8 million or 8% in 2011 and $2.4 million or 13% in 2010. The increase in 2011 reflected a $1.3 million increase in commissions and an increase in payments to third-party administrators. Partially offsetting these expenses was a decrease in direct operating expenses.

The increase in operating expenses in 2010 was largely due to increases in commissions and production allowances, resulting from the improved sales of new business. In addition, the increase in operating expenses reflected increases in administrative support costs and payments to third-party administrators, reflecting the segment’s increased use of these third-party administrators. This increase in use of third-party administrators resulted from the growth in new business in the disability products for both years presented and staffing reductions associated with business administration.

There are three areas of focus for this segment. This first point of emphasis is to maintain a disciplined pricing approach on both new and renewal business, particularly in the dental product line, to further improve loss ratios. The second area of focus is growing revenues in both core and third-party distribution, through introduction of new products and marketing initiatives and strengthened agent and broker relationships. The third initiative is to improve the persistency of the inforce block by introducing new technology enhancements to increase customer satisfaction and modifications to the sales compensation program.

Old American

The following table presents financial data of the Old American business segment for the years ended December 31.

	2011	2010	2009
Insurance revenues:
Premiums, net	$67,869	$65,229	$62,261

Total insurance revenues	67,869	65,229	62,261
Investment revenues:
Net investment income	12,086	12,309	12,741
Realized investment gains (losses), excluding impairment losses	(33)	668	418
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(120)	(301)	(4,394)
Portion of impairment losses recognized in other comprehensive income	13	(34)	2,121

Net impairment losses recognized in earnings	(107)	(335)	(2,273)

Total investment revenues	11,946	12,642	10,886
Other revenues	15	5	1

Total revenues	79,830	77,876	73,148

Policyholder benefits	46,177	44,343	42,692
Amortization of deferred acquisition costs	12,321	12,057	11,103
Operating expenses	19,280	19,095	16,523

Total benefits and expenses	77,778	75,495	70,318

Income before income tax expense	2,052	2,381	2,830

Income tax expense	833	996	991

Net income	$1,219	$1,385	$1,839

Net income for this segment decreased $0.2 million or 12% to $1.2 million in 2011 and $0.5 million in 2010. The decline in net income for 2011 was largely due to increases in policyholder benefits and operating expenses but which were mostly offset by an increase in individual life premiums.

Net income in 2010 decreased due to increased operating expenses, policyholder benefits, and amortization of DAC, along with a reduction in net investment income. These were partially offset by increased insurance revenues and realized investment gains. This segment produced 30% of consolidated insurance revenues in 2011, up from 26% in 2010 and 2009.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31.

	2011	% Change	2010	% Change	2009
New individual life premiums	$12,288	9	$11,323	29	$8,759
Renewal premiums	57,896	2	56,557	-	56,583

Total premiums	70,184	3	67,880	4	65,342
Reinsurance ceded	(2,315)	(13)	(2,651)	(14)	(3,081)

Premiums, net	$67,869	4	$65,229	5	$62,261

Total new premiums increased 9% in 2011 and 29% in 2010. Total renewal premiums increased 2% in 2011 but were flat in 2010. The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In addition, proactive territorial management by agencies and the home office have contributed to the increased sales.

Net investment income decreased 2% in 2011 and 3% in 2010. The decrease in 2011 primarily reflects a reduction in yields available in the market, offsetting an increase in assets during the year. In 2010, the reduction primarily reflected reduced yields and average investment assets. The decline in yields in both 2011 and 2010 were largely due to lower interest rates available in the fixed-income market.

Please see Consolidated Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for tables that provide securities that were written down through earnings by business segment for the four quarters of 2011, 2010 and 2009. This section also contains tables that provide detail regarding individual investment securities by business segment that were written down through earnings during 2011, 2010 and 2009.

Policyholder benefits increased 4% in both 2011 and 2010, primarily due to increased death benefits. In addition, in 2010, this segment also had an increase in benefit and contract reserves. The increase in death benefits in both years reflected the growth of sales in recent years, as well as less favorable mortality experience relative to the prior years. In 2011, the change in benefit and contract reserves declined in comparison to 2010. This was in part due to the increase in sales during 2011 not being as large as 2010, resulting in less addition to reserves in 2011 versus 2010.

The policyholder benefit ratio is derived by dividing policyholder benefits by total revenues, excluding realized investment gains and losses. The ratio increased slightly in 2011, reflecting an increase in policyholder benefits that was greater than the increase in revenues. The increase in policyholder benefits was primarily from greater net death benefits paid.

The policyholder benefit ratio remained flat in 2010 compared to 2009, as both total revenues and policyholder benefits increased during the year. The increase in total revenues was due to an increase in premiums, while the increase in policyholder benefits reflected higher death benefits and an increase in benefit and contract reserves.

	2011	2010	2009
Total revenue	$79,830	$77,876	$73,148
Less: Realized investment gains (losses)	(140)	333	(1,855)

Revenue excluding realized investment gains (losses)	79,970	77,543	75,003
Policyholder benefits	46,177	44,343	42,692

Policyholder benefit ratio	58%	57%	57%

The amortization of DAC increased $0.3 million or 2% in 2011 and $1.0 million or 9% in 2010. The increase in both years was primarily due to the increase in sales. DAC is established at the time of new sales. Accordingly, as Old American’s sales increased for both years, the DAC asset and corresponding amortization reflect these increases. In addition, a refinement in actuarial assumptions decreased DAC amortization at Old American in the amount of $0.9 million.

Operating expenses increased 1% in 2011, following a 16% increase in 2010. The increase in 2011 was largely the result of increased agent meeting costs, partially offset by a decrease in the amortization of VOBA. The increase in 2010 was largely due to increased administrative support costs and agent-related costs.

Liquidity and Capital Resources

Liquidity

The Company meets liquidity requirements primarily through positive cash flows from operations. Management believes that the Company has sufficient sources of liquidity and capital resources to satisfy operational requirements and to finance expansion plans and strategic initiatives. Primary sources of cash flow are premiums, other insurance considerations and deposits, receipts for policyholder accounts, investment sales and maturities, and investment income. In addition, the Company has credit facilities that are available for additional working capital needs or investment opportunities. The principal uses of cash are for the insurance operations, including the purchase of investments, payment of insurance benefits, operating expenses, policyholder dividends, withdrawals from policyholder accounts, and costs related to acquiring new business. In addition, the Company uses cash for other purposes, including the payment of stockholder dividends and income taxes. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the ability to borrow under the current credit facilities will be maintained.

The Company performs cash flow testing and adds various levels of stress testing to potential surrender and policy loan levels in order to assess current and near-term cash and liquidity needs. In the event of increased surrenders and other cash needs, the Company has several sources of cash flow, as mentioned above, to meet these needs.

Cash provided from operating activities in the years ended 2011 and 2010 was $17.9 million and $35.4 million, respectively. Cash provided from operating activities decreased $17.5 million in 2011 compared to 2010. This reflected a decrease in premium receipts and an increase in claim payments. These were partially offset by an increase in investment income and decreases in commissions and expenses paid.

The decrease in cash provided from operating activities in 2010 compared to 2009 was primarily the result of a decrease in investment income collected and an increase in commissions paid. Partially offsetting these were increased premium receipts and decreased expenses paid.

Net cash used for investing activities was $30.8 million and $63.5 million in 2011and 2010, respectively. The Company’s new investments in fixed maturity and equity securities were $235.7 million in 2011, compared to $424.5 million during 2010. New investments in mortgage loans were $132.9 million in 2011 and $140.8 million in 2010. In 2011, short-term investments increased $33.6 million. In 2010, short-term investments decreased $123.0 million, as cash was used to fund new long-term investments. Sales and maturities of fixed maturity and equity securities decreased $58.5 million to $292.2 million in 2011, down from $350.7 million in 2010. The Company increased its investment in real estate by $9.5 million in 2011, compared to $12.2 million in 2010. Approximately 11% of the securities portfolio was sold, called or matured in 2011, compared with 13% in 2010. The Company had $85.1 million in mortgage loan maturities and principal pay downs in 2011, compared with $39.3 million in 2010. The increase in 2011 compared to 2010 was primarily due to loans being paid in full, primarily as a result of the low interest environment, and increased competition by lenders. During 2011 and 2010, the Company had no sales of real estate investments.

Net cash provided by financing activities was $17.9 million and $28.6 million in 2011 and 2010, respectively. There were no net borrowings in 2011 or 2010. Deposits on policyholder account balances equaled $234.0 million in 2011 and $238.2 million in 2010. Withdrawals on policyholder account balances were $200.0 million in 2011 and $204.4 million in 2010. The net acquisition of treasury stock totaled $4.8 million in 2011 and $3.1 million in 2010. The net acquisition of treasury stock in 2011 reflected $4.8 million of open market purchases under the stock repurchase program and less than $0.1 million in net purchases from employee benefit plans. The net acquisition of treasury stock in 2010 reflected $3.0 million of open market purchases under the stock repurchase program and less than $0.1 million in net purchases from employee benefit plans. Finally, the Company’s stockholder dividends were $12.3 million in 2011 and $12.4 million in 2010.

Separate Accounts

At December 31, 2011, the Company had $316.6 million in separate account assets. This was a decrease of $22.4 million from $339.0 million at December 31, 2010. Investment performance decreased separate accounts by $2.2 million versus an increase of $43.1 million in 2010. Deposits in separate accounts decreased from $36.1 million in 2010 to $33.1 million in 2011. Policyholder withdrawals increased $2.2 million from $33.1 million in 2010 to $35.3 million in 2011. In addition, contract charges were $12.8 million and $12.7 million in 2011 and 2010, respectively.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). As of December 31, 2011, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2010. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2012. The Company anticipates renewing these lines of credit as they come due.

Capital Resources

The Company considers existing capital resources to be adequate to support the current level of business activities.

The following table shows the capital adequacy of the Company at December 31.

	2011	2010
Total assets, excluding separate accounts	$4,081,633	$3,994,073
Total stockholders' equity	710,705	679,472
Ratio of stockholders' equity to assets, excluding separate accounts	17%	17%

The ratio of equity to assets less separate accounts remained 17%, unchanged from 2010. Stockholders’ equity increased $31.2 million from year-end 2010. The increase was largely due to increases in unrealized investment gains. Stockholders’ equity per share, or book value, equaled $62.84 for year-end 2011, a 6% increase for the year.

Unrealized gains on available for sale securities, which are included as a component of stockholders’ equity (net of securities gains and losses, related taxes, policyholder account balances and DAC), totaled $81.1 million at December 31, 2011. This represents an improvement of $37.4 million from the $43.7 million unrealized investment gain position at December 31, 2010.

The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company has defined contribution plans for employees and agents. With the exception of the employee stock ownership plan (ESOP), the Company’s benefit plans conduct stock transactions in the open market. Accordingly, the Company purchased from the ESOP 1,512 shares of treasury stock for less than $0.1 million (2010 – 2,081 shares for $0.1 million) and sold 954 shares of treasury stock for less than $0.1 million (2010 – 1,026 shares for less than $0.1 million).

The stock repurchase program was extended by the Board of Directors through January 2013 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 9% of the shares currently outstanding. During 2011, the Company purchased 157,182 of its shares under the stock repurchase program for $4.8 million (2010 – 96,931 shares for $3.0 million).

On January 23, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 8, 2012 to stockholders of record at February 2, 2012. On January 24, 2011, the Board of Directors declared a quarterly dividend of $0.27 per share, which was paid on February 9, 2011 to shareholders of record at February 3, 2011.

The Company cannot predict whether current legislative activities will have a significant impact on the ongoing operations of the Company.

Contractual Obligations

The following table summarizes (in millions) the Company’s contractual obligations by due date and expiration date at December 31, 2011. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings [1]	$-	$-	$-	$-	$-
Operating lease obligations [2]	3.3	1.7	1.2	0.2	0.2
Purchase obligations [3]	0.7	0.7	-	-	-
Mortgage loan commitments and other investments [4]	13.9	10.2	3.7	-	-
Annuity certain contracts [5]	56.1	13.1	19.9	11.3	11.8
Insurance liabilities [6]	2,912.4	283.5	563.7	538.6	1,526.6

Total contractual obligations	$2,986.4	$309.2	$588.5	$550.1	$1,538.6

[1]	The Company had no outstanding borrowings at December 31, 2011. Borrowings include short-term debt as described in the previous section – Debt and Short-Term Borrowing.
[2]	The Company leases its mainframe computer and certain related support equipment.
[3]	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.
[4]

The Company’s mortgage loan commitments provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days. Other investments are primarily commitments to fund affordable housing project obligations and to fund one construction loan.

[5]

Annuity certain contracts are those insurance liabilities (included in future policy benefits and policyholder account balances on the balance sheet) which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts and structured settlements.

[6]

Insurance liabilities consist primarily of future policy benefits and policyholder account balances for which the timing of cash flows is uncertain and which have life contingencies. The schedule of payments for these liabilities can vary significantly because of the uncertainty of the timing of cash flows, which depend upon insurable events or policyholder surrenders. Projected amounts shown in the table are derived from dynamic projection models used for asset adequacy analysis. These provide projections of liability benefit cash flows by calendar year and incorporate mortality, persistency and other policyholder behavior assumptions. Projection amounts reflect current balance sheet values and do not include an expectation of future sales.

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

The Company’s investment portfolio increased from a net unrealized gain position of $110.2 in 2010 to a net unrealized gain of $198.2 million at December 31, 2011. The change was primarily attributable to the improved stability within the overall financial markets, particularly including lower interest rates and improvements in credit markets. The improved economic environment affected the broad financial markets, including many markets that were considered distressed during the recent economic downturn, and resulted in price improvement in virtually every sector.

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and market values rise. As interest rates rise, the opposite effect occurs. In addition, interest rate risk can result in lower interest spreads on products and low interest rate environments can result in reduced investment income. Both of these results can cause reduced earnings. The risk of reduced earnings from low interest rates can be heightened by prolonged periods of lower product spreads and interest rates.

Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses industry-recognized computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $143.4 million loss of fair value for the $2.7 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $150.6 million increase in fair value.

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

As interest rates rise, policyholders may become more likely to surrender policies, take partial withdrawals from policies, or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. As interest rates decline, policyholders may become more likely to extend the retention or duration of fixed-rate products previously purchased and seek alternatives to fixed-rate products for new purchases. These policyholder options represent risk to the Company and are difficult to model or quantify with precision, largely due to the complex behavioral reactions individual policyholders may face in changing economic environments. The Company believes that general agent and agent relationships with policyholders may have an impact on policyholder financial decision-making and behavior in such changing environments. Further, the Company expects that general agent and agent relationships and actions with policyholders may help mitigate the risk of disintermediation, particularly during periods of rapidly rising interest rates or other forms of economic stress. However, the complex behavioral reactions of individual policyholders and the independent, non-exclusive relationship the Company maintains with general agents and agents causes the risk of disintermediation to be a significant factor in the Company’s investment risk-taking activities and positions.

This risk of disintermediation may force the Company to liquidate parts of its portfolio at a time when the fair value of fixed income investments is falling. If interest rates fall, the Company may also be forced to invest new cash receipts at levels below the minimum guaranteed rates payable to policyholders, eroding profit margins. The risk of eroding profits is increased during prolonged periods of low interest rates. The impact of policyholder behavior, as discussed above, can be complex and difficult to anticipate, model, or quantify. The Company can usually adapt to small sudden changes in interest rates or even large changes that occur over longer periods of time. However, cash flow may increase or decrease over the course of the business cycle. Therefore, the Company takes steps to ensure that adequate liquidity is available to meet obligations in a timely manner. To this end, the Company utilizes an asset/liability management program, and the Company maintains lines of credit with commercial banks and other short-term borrowing arrangements with financial institutions.

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

The Company currently holds $221.5 million of foreign bonds, none of which are sovereign debt. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market. The Company has very limited European credit exposure.

As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2011, the Company had an unrealized investment gain of $81.1 million (net of related taxes, and amounts allocable to policyholder account balances and DAC), compared to a $43.7 million gain at year-end 2010. This change was primarily the result of overall improvement in the market value of investment securities.

The Company also invests in certain equity securities and alternative investments, such as hedge funds, that generate equity risk and other forms of market risk. The total fair value of preferred stock investments was $5.1 million and $6.0 million at December 31, 2011 and 2010, respectively. The total fair value of all other equity and alternative investments was $31.6 million and $32.3 million at the same respective dates. The market risks associated with these investments are managed primarily through diversification and selection of investments that have historically exhibited changes in values that are not highly correlated to the Company’s other investments or risk positions.

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

Cash flows and effective durations of the asset and liability portfolios are measured at points in time and are affected by changes in the level and term structure of interest rates, as well as changes in policyholder behavior. Further, durations are managed on an individual product level, and an aggregate portfolio basis. As a result, differences typically exist between the duration, cash flows and yields of assets versus liabilities on an individual portfolio and aggregate basis. The Company’s asset/liability management programs and procedures enable management to monitor the changes, which have varying correlations among certain portfolios, and to make adjustments to asset mix, liability crediting rates and product terms so as to manage risk and profitability over time.

The Company aggregates similar policyholder liabilities into portfolios and then matches specific investments with these liability portfolios. In 2011 and 2010, all of the Company’s portfolios had investment yields that exceeded the crediting rates on the matched liabilities. The Company was not required to invest at levels below minimum guaranteed rates payable to policyholders in 2011 or 2010. However, the Company periodically elected to purchase certain individual investments with yields less than the minimum guaranteed rates on a portion of the Company’s policyholder liabilities, while continuing to ensure that the investment portfolio yields were in excess of the matched liabilities. Such investments are made due to unique characteristics or timing of the investments, and yields available in the market. The Company monitors the risk to portfolio investment margins on an ongoing basis. Should the Company be required to invest at rates that fall below the Company’s minimum guaranteed portfolio rates, the Company would assess the facts and conditions available at that time and develop an appropriate plan to suit that environment.

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

	2012	2013	2014	2015	2016	There- after	Total Principal	Fair Value
Fixed maturity securities:
Corporate bonds currently callable	$3	$-	$-	$-	$5	$9	$17	$16
Average interest rate	6.83%	-	-	-	7.58%	8.23%	7.79%
Residential mortgage-backed securities and CMOs	48	46	42	34	30	169	369	371
Average interest rate	5.42%	6.04%	5.96%	5.94%	5.91%	5.97%	5.90%
All other securities	113	159	154	187	157	1,328	2,098	2,295
Average interest rate	5.98%	5.69%	5.63%	4.88%	5.28%	5.80%	5.67%

Total fixed maturity securities	164	205	196	221	192	1,506	2,484	2,682
Average interest rate	5.83%	5.77%	5.70%	5.04%	5.44%	5.84%	5.72%

Mortgages	45	68	57	78	68	289	605	643
Average interest rate	6.51%	6.46%	6.39%	6.22%	6.53%	6.51%	6.46%

Total	$209	$273	$253	$299	$260	$1,795	$3,089	$3,325

Average interest rate	5.98%	5.94%	5.86%	5.35%	5.72%	5.95%	5.86%

Item 8. Financial Statements and Supplementary Data

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	December 31
	2011	2010
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: 2011 - $2,485,692; 2010 - $2,540,725)	$2,682,142	$2,648,888
Equity securities available for sale, at fair value (cost: 2011 - $34,951; 2010 - $36,293)	36,689	38,321
Mortgage loans	601,923	559,167
Real estate	127,962	119,909
Policy loans	80,375	84,281
Short-term investments	49,316	15,713
Other investments	3,364	5,009

Total investments	3,581,771	3,471,288

Cash	10,436	5,445
Accrued investment income	34,705	35,742
Deferred acquisition costs	181,564	192,943
Reinsurance receivables	189,885	187,123
Property and equipment	22,671	23,514
Other assets	60,601	78,018
Separate account assets	316,609	339,029

Total assets	$4,398,242	$4,333,102

LIABILITIES
Future policy benefits	$879,015	$884,380
Policyholder account balances	2,089,452	2,065,878
Policy and contract claims	36,511	43,866
Other policyholder funds	152,125	145,560
Other liabilities	213,825	174,917
Separate account liabilities	316,609	339,029

Total liabilities	3,687,537	3,653,630

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,101	41,085
Retained earnings	780,918	767,126
Accumulated other comprehensive income	30,086	7,807
Treasury stock, at cost (2011-7,187,315 shares; 2010 - 7,029,575 shares)	(164,521)	(159,667)

Total stockholders’ equity	710,705	679,472

Total liabilities and stockholders’ equity	$4,398,242	$4,333,102

See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company

Consolidated Statements of Income

	Year Ended December 31
	2011	2010	2009
REVENUES
Insurance revenues:
Premiums, net	$127,338	$139,811	$137,067
Contract charges	101,061	106,019	105,735

Total insurance revenues	228,399	245,830	242,802
Investment revenues:
Net investment income	177,228	175,859	177,428
Realized investment gains, excluding impairment losses	5,151	4,355	10,979
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,952)	(4,129)	(37,125)
Portion of impairment losses recognized in other comprehensive income	943	309	16,070

Net impairment losses recognized in earnings	(2,009)	(3,820)	(21,055)

Total investment revenues	180,370	176,394	167,352
Other revenues	10,274	9,139	10,491

Total revenues	419,043	431,363	420,645

BENEFITS AND EXPENSES
Policyholder benefits	155,813	182,997	178,990
Interest credited to policyholder account balances	83,446	85,949	86,713
Amortization of deferred acquisition costs	33,966	27,033	35,126
Operating expenses	106,120	100,625	103,364

Total benefits and expenses	379,345	396,604	404,193

Income before income tax expense	39,698	34,759	16,452

Income tax expense	13,565	12,457	5,720

NET INCOME	$26,133	$22,302	$10,732

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$43,266	$47,691	$89,709
Change in policyholder account balances	(5,883)	(4,829)	-
Change in benefit plan obligations	(15,104)	1,422	11,212

Other comprehensive income	22,279	44,284	100,921

COMPREHENSIVE INCOME	$48,412	$66,586	$111,653

Basic and diluted earnings per share:
Net income	$2.29	$1.95	$0.93

See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

	Year Ended December 31
	2011	2010	2009
COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	41,085	41,068	36,281
Excess of proceeds over cost of treasury stock sold	16	17	4,787

End of year	41,101	41,085	41,068

RETAINED EARNINGS
Beginning of year	767,126	757,225	750,600
Cummulative effect of change in accounting principle	-	-	8,399
Net income	26,133	22,302	10,732
Stockholder dividends of $1.08 per share (2010-$1.08; 2009-$1.08)	(12,341)	(12,401)	(12,506)

End of year	780,918	767,126	757,225

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS), net of taxes
Beginning of year	7,807	(36,477)	(130,799)
Cummulative effect of change in accounting principle	-	-	(6,599)
Other comprehensive income	22,279	44,284	100,921

End of year	30,086	7,807	(36,477)

TREASURY STOCK, at cost
Beginning of year	(159,667)	(156,574)	(152,096)
Cost of 158,694 shares acquired (2010-99,012 shares; 2009-396,821 shares)	(4,868)	(3,108)	(11,957)
Cost of 954 shares sold (2010-1,026 shares; 2009 -526,708 shares)	14	15	7,479

End of year	(164,521)	(159,667)	(156,574)

TOTAL STOCKHOLDERS’ EQUITY	$710,705	$679,472	$628,363

See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$26,133	$22,302	$10,732
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,314	3,263	3,838
Depreciation	3,204	2,786	2,919
Acquisition costs capitalized	(34,140)	(37,017)	(33,557)
Amortization of deferred acquisition costs	33,966	27,033	35,575
Realized investment (gains) losses	(3,142)	(535)	10,076
Changes in assets and liabilities:
Reinsurance receivables	(2,762)	(7,758)	(10,975)
Future policy benefits	(14,167)	10,391	13,433
Policyholder account balances	(10,563)	(19,865)	(14,365)
Income taxes payable and deferred	7,561	21,490	4,695
Other, net	8,504	13,280	16,841

Net cash provided	17,908	35,370	39,212

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(235,593)	(423,039)	(322,508)
Equity securities	(106)	(1,471)	(4,025)
Mortgage loans	(132,877)	(140,847)	(54,331)
Real estate	(9,548)	(12,238)	(22,130)
Policy loans	(14,652)	(16,765)	(17,244)
Other investments	(2)	(644)	(214)
Sales of investments:
Fixed maturity securities	61,241	81,441	134,810
Equity securities	253	584	4,781
Real estate	-	-	2,066
Other investments	-	858	-
Net sales (purchases) of short-term investments	(33,603)	122,991	(103,566)
Maturities, calls and principal paydowns of investments:
Fixed maturity securities	229,478	268,669	247,925
Equity securities	1,200	-	-
Mortgage loans	85,122	39,262	42,139
Policy loans	18,558	18,069	19,963
Net acquisition of property and equipment	(255)	(406)	(68)

Net cash used	(30,784)	(63,536)	(72,402)

See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2011	2010	2009
FINANCING ACTIVITIES
Proceeds from borrowings	$-	$8,000	$1,500
Repayment of borrowings	-	(8,000)	(4,400)
Deposits on policyholder account balances	233,955	238,213	239,642
Withdrawals from policyholder account balances	(199,960)	(204,405)	(209,468)
Net transfers from separate accounts	5,282	7,177	7,271
Change in other deposits	(4,231)	3,122	6,103
Cash dividends to stockholders	(12,341)	(12,401)	(12,506)
Net disposition (acquisition) of treasury stock	(4,838)	(3,076)	309

Net cash provided	17,867	28,630	28,451

Increase (decrease) in cash	4,991	464	(4,739)
Cash at beginning of year	5,445	4,981	9,720

Cash at end of year	$10,436	$5,445	$4,981

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$1	$4
Income taxes	8,257	4,000	6,668

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

Basis of Presentation

The consolidated financial statements and the accompanying notes to the Consolidated Financial Statements have been prepared on the basis of GAAP and include the accounts of Kansas City Life and its subsidiaries, principally Sunset Life and Old American. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior-period results to conform with the current period’s presentation.

Immaterial Correction of an Error

During 2011, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial to both periods. Consequently, the Company revised the December 31, 2010 and 2009 presentations. The changes resulted in increases of $15.1 million and $7.8 million to cash flows from operating activities and decreases of the same amount to cash flows from financing activities for 2010 and 2009, respectively. These changes did not impact net income, the balance sheet, or stockholders’ equity for either period.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are the fair value of certain invested assets, DAC, VOBA, future policy benefits, policy and contract claim liabilities, pension and other postretirement benefits and the valuation allowance on deferred income tax assets.

Business Changes

The Company has not had any significant business changes in the three years ended December 31, 2011.

Significant Accounting Policies

Presented below is a summary of significant accounting policies used by the Company.

Investments

Investment income is recognized when earned. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date. Securities available for sale are stated at fair value. Unrealized gains and losses, net of adjustments to DAC, VOBA, policyholder account balances and deferred income taxes, are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses represent the difference between amortized cost and fair value on the valuation date. The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized. The adjustment to policyholder account balances represents the increase from using a discount rate that would have been required if such unrealized gains or losses had been realized and the proceeds reinvested at current market interest rates, which were lower than the then-current effective portfolio rate.

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

Valuation of Investments

The Company’s principal investments are in fixed maturity securities, mortgage loans and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income (loss). The unrealized gains or losses are recorded net of the adjustment to policyholder account balances and DAC to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. For additional information, please see Note 4 – Fair Value Measurements.

Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. A loan is considered impaired if it is probable that all contractual amounts due will not be collected. The allowance for loss on mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses. Management’s periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors, along with specific risks related to specific loans. Loans in foreclosure and loans considered to be impaired are placed on a non-accrual status.

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

Other-than-Temporary Impairments

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality and cash flow projections as indicators of credit issues. For additional information, please see Note 3-Investments.

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

The following table provides detail about future policy benefits at December 31.

	2011	2010
Life insurance	$616,397	$618,961
Immediate annuities and supplementary contracts with life contingencies	219,134	218,645

Total	835,531	837,606
Accident and health insurance	43,484	46,774

Total future policy benefits	$879,015	$884,380

Policyholder Account Balances

Policyholder account balances include universal life insurance, fixed deferred annuity contracts and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges. Deferred front-end contract charges reduce policyholder account balance liabilities and increase the other policyholder funds liability. These policyholder account balances are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Front-end contract charges are deferred and amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.

Crediting rates for universal life insurance and fixed deferred annuity products ranged from 1.50% to 5.50% in 2011 (2010 – 2.00% to 5.50%; 2009 – 3.00% to 5.50%).

The following table provides detail about policyholder account balances at December 31.

	2011	2010
Universal life insurance	$950,935	$970,535
Fixed deferred annuities	1,082,324	1,037,331
Supplementary contracts without life contingencies	56,193	58,012

Policyholder account balances	$2,089,452	$2,065,878

Deferred Acquisition Costs (DAC)

DAC, principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. At least annually, the Company reviews its DAC capitalization policy and the specific items which are capitalized with existing guidance. These deferred costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.

For interest sensitive and variable insurance products, estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. At the issuance of policies, projections of estimated gross profits are made which are then replaced by actual gross profits over the lives of the policies. In addition to other factors, emerging experience may lead to a revised outlook for the remaining estimated gross profits. Accordingly, DAC may be recalculated (unlocked) using these new assumptions and any resulting adjustment is included in income. The Company considers the following assumptions to be of significance when projecting future estimated gross profits: mortality, interest rates and spreads, surrender and withdrawal rates and expense margins.

The DAC asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides information about DAC at December 31.

	2011	2010	2009
Balance at beginning of year	$192,943	$209,495	$263,756
Cumulative effect of change in accounting principle	-	-	(450)
Capitalization of commissions, sales and issue expenses	34,140	37,017	33,557
Gross amortization	(45,730)	(38,896)	(46,678)
Accrual of interest	11,764	11,863	11,552
Amortization due to realized investment gains	(201)	(67)	(177)
Change in DAC due to unrealized investment gains	(11,352)	(26,469)	(52,065)

Balance at end of year	$181,564	$192,943	$209,495

Value of Business Acquired (VOBA)

When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called VOBA. VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. VOBA is reported as a component of other assets with related amortization included in operating expenses. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins and policy and premium persistency experience. Significant changes in these assumptions can impact the carrying balance of VOBA and produce changes that are reflected in the current period’s income as an unlocking adjustment. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.

The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.

The following table provides information about VOBA at December 31.

	2011	2010	2009
Balance at beginning of year	$49,271	$66,114	$82,855
Cumulative effect of change in accounting principle	-	-	(135)
Gross amortization	(10,673)	(10,432)	(8,644)
Accrual of interest	3,197	3,654	4,115
Amortization due to realized investment (gains) losses	(169)	58	336
Change in VOBA due to unrealized investment gains	(10,081)	(10,123)	(12,413)

Balance at end of year	$31,545	$49,271	$66,114

The accrual of interest for Old American VOBA was calculated at a 13.0% interest rate for the life block and a 7.0% rate for the accident and health block. In 2011, interest accrued on the GuideOne VOBA was at the rates of 4.6% on the interest sensitive life block, 4.0% on the deferred annuity block and 5.3% on the traditional life block. The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion. The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The expected amortization of VOBA each year over the next five years, 2012 through 2016, is $7,701, $7,005, $6,074, $5,641, and $5,165, respectively.

Unlocking and Refinements in Estimates

DAC and VOBA are reviewed on an ongoing basis to evaluate whether the unamortized portion exceeds the expected recoverable amounts. If it is determined from emerging experience that the premium margins or expected gross profits are insufficient to amortize DAC, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. Similarly, if future projections of estimated gross profits indicate improvements, the amortization of DAC may be reduced and the balance adjusted. The DAC asset is also adjusted at each reporting date to reflect the impact of unrealized gains and losses on fixed maturity and equity securities available for sale as though such gains and losses had been realized.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of DAC, deferred revenue liability (DRL), and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized retrospectively for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The DAC, DRL, or VOBA balance is immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

The Company may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system enhancements. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items, such as DAC, VOBA and DRL, in a manner similar to unlocking adjustments.

The following table summarizes the effects of the refinements in estimates on all products and unlocking of assumptions on interest sensitive products in the Consolidated Statements of Income for the years ended December 31.

	DAC	VOBA	DRL	Total
2011:
Unlocking	$9,722	$(939)	$(1,889)	$6,894
Refinement in estimate	(7,954)	-	153	(7,801)

	$1,768	$(939)	$(1,736)	$(907)

2010:
Unlocking	$5,831	$-	$1,107	$6,938
Refinement in estimate	1,795	-	(922)	873

	$7,626	$-	$185	$7,811

2009:
Unlocking	$-	$163	$-	$163
Refinement in estimate	6	2,477	-	2,483

	$6	$2,640	$-	$2,646

Reinsurance

Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business. The reinsurance arrangements have taken various forms over the years. The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 14—Reinsurance in the Notes to Consolidated Financial Statements.

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

Deposits related to universal life, fixed deferred annuity contracts and investment-type products are credited to policyholder account balances. Deposits are not recorded as revenue and are shown as a Financing Activity in the Consolidated

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Statements of Cash Flows. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration and surrender charges, and are recognized in the period in which the benefits and services are provided as contract charges in the Consolidated Statements of Income.

The Company measures its sales or new business production with two components: new premiums recorded and new deposits received. Premiums and deposits are subdivided into two categories: new and renewal. New premiums and deposits are measures of sales or new business production. Renewal premiums and deposits occur as continuing business from existing customers.

Contract Charges

Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues and surrender charges on policyholder account balances. Cost of insurance relates to charges for mortality. These charges are applied to the excess of the mortality benefit over the account value for universal life policies. Expense loads are amounts that are assessed against the policyholder balance as consideration for origination and maintenance of the contract. Surrender charges are fees on policyholder account balances upon cancellation or withdrawal of policyholder account balances consistent with policy terms.

An additional component of contract charges is the recognition over time of the DRL for certain universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Income in a manner similar to the amortization of DAC.

Contract charges could be impacted by unlocking and refinements in estimates, as discussed previously.

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest is credited to policyholder account balances for universal life, fixed deferred annuities and other investments-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances.

Income Taxes

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

Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible. Deferred income taxes include future deductible differences relating to unrealized losses on investment securities. The Company evaluates the character and timing of unrealized gains and losses to determine whether future taxable amounts are sufficient to offset future deductible amounts. A valuation allowance against deferred income tax assets may be required if future taxable income of an appropriate amount and character is not expected.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA and policyholder account balances. In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax. For additional information, please see Note 15 – Comprehensive Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Participating Policies

The Company has some insurance contracts where the policyholder is entitled to share in the earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2011 approximated 4% of statutory premiums and 5% of the life insurance in force. The amount of dividends to be paid is determined annually by the Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.

2. New Accounting Pronouncements and Other Regulatory Activity

Accounting Pronouncements Adopted During 2011

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

Accounting Pronouncements Adopted During 2012

In October 2010, the FASB issued guidance that modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs. This guidance became effective for interim and annual periods beginning after December 15, 2011, with either prospective or retrospective application permitted. The Company adopted this new guidance prospectively on January 1, 2012 with no material impact to the consolidated financial statements.

In April 2011, the FASB issued new guidance concerning repurchase agreements. This guidance amends previously provided guidance as to when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination was previously based upon whether the entity has maintained effective control over the transferred financial assets. One of the relevant considerations for assessing effective control is the transferor’s ability to repurchase or redeem financial assets before maturity. This update removes the assessment of effective control. The update became effective for interim or annual periods beginning on or after December 15, 2011. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance became effective for interim and annual periods beginning after December 15, 2011. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

In June 2011, the FASB issued new guidance regarding the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance also includes the requirement for reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented on the face of the financial statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require incremental disclosures, in addition to those previously required. In December 2011, the FASB issued a deferral on the effective date for amendments to the presentation of reclassification adjustments. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Accounting Pronouncements Issued During 2011, Not Yet Adopted

In July 2011, the FASB issued new guidance regarding fees paid to the federal government by health insurers. The guidance addresses how health insurers should recognize and classify in their income statements the fees that are mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. The guidance is effective for calendar years beginning after December 31, 2013. The Company is currently evaluating this new guidance but it does not believe that there will be a material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time.

Other Regulatory Activity

Health Care Reform

The Company will continue to assess the information contained in the Affordable Care Act that was passed in 2010 as additional guidance becomes available and as additional implications are understood or clarified. However, the Company does not believe this Act will have a material impact to the consolidated financial statements.

Financial Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act was passed in 2010. This Act focuses on financial reform, specifically changes to derivatives regulation, regulatory framework for executive pay, corporate governance, investor protection, clawback provisions, mortgage reform, and numerous other issues. The Company will continue to assess the information contained in this Bill as additional guidance becomes available and as additional implications are clarified. The Company expects that additional disclosures will become required and additional costs may be associated with this Act. However, the Company does not believe they will have a material impact to the consolidated financial statements.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

3. Investments

Fixed Maturity and Equity Securities Available for Sale

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class at December 31, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$120,593	$13,856	$12	$134,437
Federal agencies [1]	22,401	3,480	-	25,881
Federal agency issued
residential mortgage-backed securities [1]	109,738	9,901	2	119,637

Subtotal	252,732	27,237	14	279,955
Corporate obligations:
Industrial	444,030	43,710	860	486,880
Energy	152,580	19,131	-	171,711
Communications and technology	184,983	16,566	156	201,393
Financial	308,813	15,155	5,890	318,078
Consumer	452,962	43,788	263	496,487
Public utilities	259,609	38,094	1,366	296,337

Subtotal	1,802,977	176,444	8,535	1,970,886
Corporate private-labeled residential mortgage-backed securities	167,666	1,856	12,620	156,902
Municipal securities	150,267	18,316	61	168,522
Other	100,315	3,576	9,235	94,656
Redeemable preferred stocks	11,735	226	740	11,221

Fixed maturity securities	2,485,692	227,655	31,205	2,682,142
Equity securities	34,951	1,873	135	36,689

Total	$2,520,643	$229,528	$31,340	$2,718,831

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides amortized cost and fair value for securities by asset class at December 31, 2010.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$128,280	$7,180	$318	$135,142
Federal agencies [1]	24,144	1,951	-	26,095
Federal agency issued residential mortgage-backed securities [1]	128,318	9,740	2	138,056

Subtotal	280,742	18,871	320	299,293
Corporate obligations:
Industrial	409,193	26,255	2,930	432,518
Energy	163,237	15,498	224	178,511
Communications and technology	164,499	9,243	796	172,946
Financial	341,520	14,161	5,022	350,659
Consumer	404,152	28,725	2,373	430,504
Public utilities	298,626	27,640	1,466	324,800

Subtotal	1,781,227	121,522	12,811	1,889,938
Corporate private-labeled residential mortgage-backed securities	209,529	2,352	16,826	195,055
Municipal securities	153,813	1,319	3,301	151,831
Other	100,548	5,193	7,739	98,002
Redeemable preferred stocks	14,866	343	440	14,769

Fixed maturity securities	2,540,725	149,600	41,437	2,648,888
Equity securities	36,293	2,165	137	38,321

Total	$2,577,018	$151,765	$41,574	$2,687,209

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following tables provide the distribution of maturities for fixed maturity securities available for sale at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$79,651	$81,212	$93,283	$95,392
Due after one year through five years	599,904	639,706	590,868	625,121
Due after five years through ten years	946,752	1,045,645	884,404	948,239
Due after ten years	486,126	532,927	523,608	530,365
Securities with variable principal payments	361,524	371,431	433,696	435,002
Redeemable preferred stocks	11,735	11,221	14,866	14,769

	$2,485,692	$2,682,142	$2,540,725	$2,648,888

Mortgage Loans

Investments in mortgage loans totaled $601.9 million at December 31, 2011 ($559.2 million – December 31, 2010). The Company’s mortgage loans are mostly secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.8 million at December 31, 2011 ($3.4 million—December 31, 2010). Management’s periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical experience, industry data, current economic conditions and other relevant factors. Please see Note 5 – Financing Receivables for additional information. Three mortgage loans have been

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

foreclosed upon and transferred to real estate investments during the past three years. Two of these foreclosed loans did not result in a recognition of impairment loss to the Company as their fair values exceeded the carrying values. Also, there were three delinquent mortgage loans at December 31, 2011 (two in 2010), although payments were subsequently received in January 2012 to bring these loans current. The Company does not hold mortgage loans of any single borrower that exceeds 5% of stockholders’ equity.

At December 31, 2011, the Company had 17% of its invested assets in mortgage loans, up from 16% at December 31, 2010. The Company originates and services fixed-rate commercial mortgage loans. New commercial loans were $132.9 million, $140.8 million and $54.3 million for 2011, 2010 and 2009, respectively. The level of new commercial mortgage loans in any year is influenced by market conditions, as the Company responds to changes in interest rates, available spreads and borrower demand. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan.

The Company added 62 new loans to the portfolio during 2011, and 53 or 85% of these loans had some amount of recourse requirement. A total of 22 new loans or $72.3 million were purchased from institutional lenders during 2011. At December 31, 2011, 23% of the Company’s commercial mortgage portfolio has been acquired rather than originated by the Company. The purchased loans are seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company’s portfolio of originated loans. The average loan to value ratio for the overall portfolio was 46% at December 31, 2011, down from 49% at December 31, 2010 and is based upon the appraisal of value at the time the loan was originated or acquired. The average loan balance was approximately $1.6 million at December 31, 2011.

The following table summarizes the amount of mortgage loans held by the Company at December 31, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	2011	% of Total
Prior to 2002	$28,437	5%
2003	42,112	7%
2004	29,966	5%
2005	54,802	9%
2006	42,676	7%
2007	35,323	6%
2008	44,285	7%
2009	50,574	8%
2010	133,684	22%
2011	142,913	24%

	604,772	100%
Allowance for potential future losses	(2,849)

Total	$601,923

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table identifies mortgage loans by geographic location at December 31.

	2011	% of Total	2010	% of Total
Pacific	$138,529	23%	$134,892	24%
West north central	130,481	22%	122,228	22%
West south central	98,036	16%	106,093	19%
Mountain	82,029	14%	72,871	13%
South atlantic	63,125	10%	50,454	9%
Middle atlantic	42,112	7%	22,975	4%
East north central	30,482	5%	30,905	5%
East south central	19,978	3%	22,159	4%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

The following table identifies mortgage loans by property type at December 31. The Other category consists of apartments and retail properties.

	2011	% Total	2010	% Total
Industrial	$251,839	42%	$263,621	47%
Office	243,885	40%	227,772	41%
Medical	43,089	7%	35,223	6%
Other	65,959	11%	35,961	6%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

The following table identifies the concentration of mortgage loans by state greater than 5% at December 31.

	2011	% of Total	2010	% of Total
California	$117,261	19%	$115,766	21%
Texas	84,724	14%	81,903	14%
Minnesota	64,952	11%	56,537	10%
Florida	31,310	5%	28,770	5%
All others	306,525	51%	279,601	50%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The table below identifies mortgage loans by maturity at December 31.

	2011	% of Total	2010	% of Total
Due in one year or less	$2,356	-	$33,703	6%
Due after one year through five years	153,822	25%	177,182	31%
Due after five years through ten years	255,615	42%	235,566	42%
Due after ten years	192,979	33%	116,126	21%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

The table below identifies the commercial mortgage portfolio by current loan balance at years ending December 31.

	2011	% of Total	2010	% of Total
$5 million or greater	$89,352	15%	$73,003	13%
$4 million to less than $5 million	36,625	6%	26,821	5%
$3 million to less than $4 million	78,899	13%	71,147	13%
$2 million to less than $3 million	124,636	21%	116,046	21%
$1 million to less than $2 million	182,467	30%	184,324	32%
Less than $1 million	92,793	15%	91,236	16%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

The table below identifies the commercial mortgage portfolio by current loan balance as a percentage of value at the time of origination at December 31.

	2011	% of Total	2010	% of Total
70% or greater	$34,010	6%	$50,807	9%
50% to 69%	315,633	52%	325,854	58%
Less than 50%	255,129	42%	185,916	33%

	604,772	100%	562,577	100%
Allowance for potential future losses	(2,849)		(3,410)

Total	$601,923		$559,167

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

regulations or any remediation of affected properties would not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. However, the Company cannot provide assurance that material compliance costs will not be incurred.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. The Company had commitments to originate mortgage loans of $6.5 million at December 31, 2011 with fixed interest rates ranging from 4.25% to 5.75%. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company will retain the commitment fee. Of the commitments in place at December 31, 2011, $1.7 million were funded in January 2012.

Prior to 2011, the Company issued two construction-to-permanent loans totaling $17.8 million. At June 30, 2011, $17.8 million had been disbursed for the two construction loans, with no remaining commitments. Both projects have been completed and one has been transitioned to permanent loan status. In addition, in the first quarter of 2011, the Company issued a third construction-to-permanent loan in the amount of $2.8 million. At December 31, 2011, $2.2 million had been disbursed. At completion and fulfillment of occupancy requirements, the construction loan will convert to long-term, fixed rate permanent loans.

Real Estate

Investments in real estate totaled $127.9 million at December 31, 2011 ($119.9 million at December 31, 2010). The table below provides information concerning the Company's real estate investments by major category at December 31.

	2011	2010
Land	$18,914	$17,850
Buildings	81,568	72,721
Less accumulated depreciation	(29,431)	(27,326)

Real estate, commercial	71,051	63,245
Real estate, joint ventures	56,911	56,664

	$127,962	$119,909

Investment real estate is depreciated on a straight-line basis over periods ranging from 3 to 60 years. The Company had no real estate sales during 2011.

The Company had non-income producing real estate of $10.5 million, consisting of vacant properties and properties under development, at December 31, 2011 (2010—$29.7 million).

At December 31, 2011, the Company had commitments to sell real estate investments of $20.0 million (2010—none). The Company had commitments to fund affordable housing project obligations of $6.8 million at December 31, 2011 (2010—$9.6 million).

Unrealized Gains and Losses

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

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

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced. The portion of the impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Income and reflected in other comprehensive income and accumulated other comprehensive income (loss), which is a component of stockholders’ equity in the Consolidated Balance Sheets.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

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

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified and tested 17 and 12 non-U.S. Agency mortgage-backed securities that had such indications at December 31, 2011 and December 31, 2010, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$-	$-	$959	$12	$959	$12
Federal agency issued residential mortgage-backed securities [1]	649	-	294	2	943	2

Subtotal	649	-	1,253	14	1,902	14
Corporate obligations:
Industrial	25,455	860	-	-	25,455	860
Communications and technology	7,239	156	-	-	7,239	156
Financial	51,273	2,107	16,402	3,783	67,675	5,890
Consumer	11,765	119	3,689	144	15,454	263
Public utilities	4,710	344	11,152	1,022	15,862	1,366

Subtotal	100,442	3,586	31,243	4,949	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	41,734	2,668	61,864	9,952	103,598	12,620
Municipal securities	-	-	3,909	61	3,909	61
Other	9,257	921	47,146	8,314	56,403	9,235
Redeemable preferred stocks	2,939	115	3,056	625	5,995	740

Fixed maturity securities	155,021	7,290	148,471	23,915	303,492	31,205

Equity securities	69	104	1,054	31	1,123	135

Total	$155,090	$7,394	$149,525	$23,946	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$7,663	$286	$2,206	$32	$9,869	$318
Federal agency issued residential mortgage-backed securities [1]	16	1	281	1	297	2

Subtotal	7,679	287	2,487	33	10,166	320
Corporate obligations:
Industrial	76,795	2,825	3,023	105	79,818	2,930
Energy	7,848	224	-	-	7,848	224
Communications and technology	38,762	796	-	-	38,762	796
Financial	50,744	900	38,170	4,122	88,914	5,022
Consumer	67,690	1,444	14,931	929	82,621	2,373
Public utilities	24,165	1,204	4,394	262	28,559	1,466

Subtotal	266,004	7,393	60,518	5,418	326,522	12,811
Corporate private-labeled residentialmortgage-backed securities	-	-	96,581	16,826	96,581	16,826
Municipal securities	81,799	2,537	7,145	764	88,944	3,301
Other	5,379	182	54,488	7,557	59,867	7,739
Redeemable preferred stocks	618	8	4,333	432	4,951	440

Fixed maturity securities	361,479	10,407	225,552	31,030	587,031	41,437

Equity securities	-	-	2,034	137	2,034	137

Total	$361,479	$10,407	$227,586	$31,167	$589,065	$41,574

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At December 31, 2011, the Company had 85 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; 10 security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more. At December 31, 2010, the Company had 187 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 130 security issues were below cost for less than one year; 18 security issues were below cost for one year or more and less than three years; and 39 security issues were below cost for three years or more.

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

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers. The evaluation includes, but is not limited to, such factors as the issuer’s stated intent and ability to make all principal and interest payments when due, near-term business prospects, cash flow and liquidity, credit ratings, business climate, management changes and litigation and government actions. This process also involves monitoring several factors, including late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality and cash flow projections, as indicators of credit issues.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered are described in the Valuation of Investments section of Note 1 – Nature of Operations and Significant Accounting Policies.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Income and the cost basis of the underlying investment is reduced. The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Income and reflected in other comprehensive income and accumulated other comprehensive income (loss).

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

	2011	2010	2009

Net unrealized gains (losses)	$198,188	$110,191	$227
Amounts resulting from:
DAC and VOBA	(56,971)	(35,538)	1,055
Policyholder account balances	(16,481)	(7,430)	—
Deferred income taxes	(43,657)	(23,528)	(449)

	$81,079	$43,695	$833

The following tables provide the distribution of maturities for fixed maturity securities available for sale with unrealized losses at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2011
	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$2,953	$48
Due after one year through five years	42,416	2,120
Due after five years through ten years	64,772	2,616
Due after ten years	82,816	13,060

Total	192,957	17,844
Securities with variable principal payments	104,540	12,621
Redeemable preferred stocks	5,995	740

Total	$303,492	$31,205

	2010
	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$28	$—
Due after one year through five years	75,560	1,948
Due after five years through ten years	166,658	6,005
Due after ten years	242,949	16,217

Total	485,195	24,170
Securities with variable principal payments	96,885	16,828
Redeemable preferred stocks	4,951	440

Total	$587,031	$41,438

The Company held two non-income producing securities with a carrying value of $3.2 million at December 31, 2011 (2010 – two securities with a carrying value of $2.8 million). These securities were previously written down due to other-than-temporary impairments and placed on non-accrual status.

The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2011 or December 31, 2010.

No derivative financial instruments were held during the three years ended December 31, 2011.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

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

As an additional separate consideration, the Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition.

At December 31, 2011, the fair value of investments with subprime residential mortgage exposure was $17.4 million with a related $3.5 million unrealized loss. At December 31, 2010, the Company had investments with subprime residential mortgage exposure of $19.6 million and a related $4.9 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both December 31, 2011 and 2010.

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income for the year ended December 31, 2011.

Credit losses on securities held at beginning of year in accumulated other comprehensive income	$11,567
Additions for credit losses not previously recognized in other-than-temporary impairment	747
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	1,262
Reductions for securities sold during the period (realized)	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(17)

Credit losses on securities held at the end of year in accumulated other comprehensive income	$13,559

Investment Revenues

The following table provides investment revenues by major category for the years ended December 31.

	2011	2010	2009
Net investment income:
Fixed maturity securities	$136,534	$140,600	$143,514
Equity securities	267	1,636	2,822
Mortgage loans	38,089	31,261	29,361
Real estate	7,685	6,840	5,673
Policy loans	5,626	5,827	5,897
Short-term investments	45	177	272
Other	486	652	436

	188,732	186,993	187,975
Less investment expenses	(11,504)	(11,134)	(10,547)

	$177,228	$175,859	$177,428

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Realized Gains (Losses)

The following table provides realized investment gains (losses) and net impairment losses by major category for the years ended December 31. Realized gains and losses on the sale of investments are determined on the basis of specific security identification.

	2011	2010	2009
Realized investment gains (losses):
Fixed maturity securities	$3,409	$542	$(9,685)
Equity securities	4	2	903
Real estate	-	-	(1,453)
Mortgage loans	99	-	-

	3,512	544	(10,235)
Amortization of DAC and VOBA	(370)	(9)	159

	$3,142	$535	$(10,076)

The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2011	2010	2009
Gross gains resulting from:
Sales of investment securities	$3,945	$2,545	$9,886
Investment securities called and other	3,621	2,139	674
Sales of real estate	-	-	661

Total gross gains	7,566	4,684	11,221

Gross losses resulting from:
Sales of investment securities	(1,666)	(67)	(313)
Investment securities called and other	(379)	(253)	(88)

Total gross losses	(2,045)	(320)	(401)
Amortization of DAC and VOBA	(370)	(9)	159

Net realized investment gains, exluding impairment losses	5,151	4,355	10,979

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(2,952)	(4,129)	(35,011)
Other-than-temporary impairment losses on real estate	-	-	(2,114)

Total other-than-temporary impairment losses	(2,952)	(4,129)	(37,125)
Portion of loss recognized in other comprehensive income	943	309	16,070

Net impairment losses recognized in earnings	(2,009)	(3,820)	(21,055)

Realized investment gains (losses)	$3,142	$535	$(10,076)

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the three years ended December 31.

	2011	2010	2009
Proceeds	$61,494	$82,025	$139,591
Gross realized gains	3,945	2,545	9,886
Gross realized losses	1,666	67	313

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

4. Fair Value Measurements

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

Assets

Securities Available for Sale

Fixed maturity and equity securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon unadjusted quoted prices, if available, except as described in the subsequent paragraphs. If quoted prices are not available, fair values are determined as described in the preceding paragraphs.

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

Separate Accounts

The separate account assets and liabilities, which are equal, are recorded at fair value based upon net asset value (NAV).

Liabilities

Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon account value. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values. The fair values of supplementary contracts without life contingencies are estimated to be the present value of payments at a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date.

Guaranteed Minimum Withdrawal Benefits

The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. Fair value for GMWB rider contracts is a Level 3 valuation, as defined below. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Notes Payable

Fair values for short-term notes payable approximate carrying value. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment.

Determination of Fair Value

The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At December 31, 2011, approximately 96% of the carrying value of these investments was from external pricing services and 4% was derived from brokers, internal matrices, and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

service. The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.

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

The Company had three instances where it used a price other than identified in its pricing policy at December 31, 2011.

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

Fair Values Hierarchy

The Company categorizes its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis December 31.

	2011
Assets:	Level 1	Level 2	Level 3	Total
U.S. Treasury securities and obligations of U.S. Government	$12,876	$118,130	$3,431	$134,437
Federal agencies [1]	-	25,881	-	25,881
Federal agency issued residential mortgage-backed securities [1]	-	119,637	-	119,637

Subtotal	12,876	263,648	3,431	279,955
Corporate obligations:
Industrial	-	486,380	500	486,880
Energy	-	169,342	2,369	171,711
Communications and technology	-	201,393	-	201,393
Financial	-	307,464	10,614	318,078
Consumer	-	474,553	21,934	496,487
Public utilities	-	296,337	-	296,337

Subtotal	-	1,935,469	35,417	1,970,886
Corporate private-labeled residential mortgage-backed securities	-	156,902	-	156,902
Municipal securities	-	163,611	4,911	168,522
Other	-	94,656	-	94,656
Redeemable preferred stocks	11,221	-	-	11,221

Fixed maturity securities	24,097	2,614,286	43,759	2,682,142

Equity securities	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(187)	$(187)

Total	$-	$-	$(187)	$(187)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

	2010
Assets:	Level 1	Level 2	Level 3	Total
U.S. Treasury securities and obligations of U.S. Government	$11,544	$119,624	$3,974	$135,142
Federal agencies [1]	-	26,095	-	26,095
Federal agency issued residential mortgage-backed securities [1]	-	138,056	-	138,056

Subtotal	11,544	283,775	3,974	299,293
Corporate obligations:
Industrial	-	430,283	2,235	432,518
Energy	-	176,220	2,291	178,511
Communications and technology	-	172,946	-	172,946
Financial	-	347,884	2,775	350,659
Consumer	-	408,592	21,912	430,504
Public utilities	-	324,800	-	324,800

Subtotal	-	1,860,725	29,213	1,889,938
Corporate private-labeled residential mortgage-backed securities	-	195,055	-	195,055
Municipal securities	-	146,083	5,748	151,831
Other	-	81,136	16,866	98,002
Redeemable preferred stocks	14,769	-	-	14,769

Fixed maturity securities	26,313	2,566,774	55,801	2,648,888

Equity securities	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$-	$-	$(2,799)	$(2,799)

Total	$-	$-	$(2,799)	$(2,799)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level at December 31.

	2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,097	$2,582,617	$-	$2,606,714
Priced from independent broker quotations	-	31,669	-	31,669
Priced from internal matrices and calculations	-	-	43,759	43,759

Subtotal	24,097	2,614,286	43,759	2,682,142

Equity securities available for sale:
Priced from external pricing services	2,216	7,444	-	9,660
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,906	1,123	27,029

Subtotal	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

	2010
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$26,313	$2,537,287	$-	$2,563,600
Priced from independent broker quotations	-	29,487	-	29,487
Priced from internal matrices and calculations	-	-	55,801	55,801

Subtotal	26,313	2,566,774	55,801	2,648,888

Equity securities available for sale:
Priced from external pricing services	3,871	7,125	-	10,996
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	26,145	1,180	27,325

Subtotal	3,871	33,270	1,180	38,321

Total	$30,184	$2,600,044	$56,981	$2,687,209

Percent of total	1%	97%	2%	100%

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

	2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB

Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	11	92	103	2,500
Included in other comprehensive income	1,385	51	1,436	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	163
Sales	-	-	-	-
Other dispositions	(2,977)	(200)	(3,177)	(51)
Transfers into Level 3	8,640	-	8,640	-
Transfers out of Level 3	(19,101)	-	(19,101)	-

Ending balance	$43,759	$1,123	$44,882	$(187)

Net unrealized gains	$1,401	$105	$1,506

	2010
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$52,474	$1,037	$53,511	$(1,642)
Included in earnings	(4)	-	(4)	(1,217)
Included in other comprehensive income	920	143	1,063	-
Purchases and dispositions	(3,159)	-	(3,159)	60
Net transfers in	5,570	-	5,570	-

Ending balance	$55,801	$1,180	$56,981	$(2,799)

Net unrealized gains	$922	$143	$1,065

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any significant transfers between Level 1 and Level 2 during the year ended December 31, 2011.

The table below is a summary of fair value estimates at December 31 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below do not represent, and should not be construed to represent, the underlying value to the Company.

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,682,142	$2,682,142	$2,648,888	$2,648,888
Equity securities available for sale	36,689	36,689	38,321	38,321
Mortgage loans	601,923	642,905	559,167	593,418
Policy loans	80,375	80,375	84,281	84,281
Cash and short-term investments	59,752	59,752	21,158	21,158
Separate account assets	316,609	316,609	339,029	339,029

Liabilities:
Individual and group annuities	1,082,324	1,062,407	1,037,331	1,017,135
Supplementary contracts without life contingencies	56,193	54,824	58,012	56,514
Separate account liabilities	316,609	316,609	339,029	339,029

5. Financing Receivables

The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as an asset in the Company’s statement of financial position.

The table below identifies the Company’s financing receivables by classification amount at December 31.

	2011	2010
Receivables:
Agent receivables, net (allowance $2,226; $644—2010)	$1,708	$2,677
Investment-related financing receivables:
Mortgage loans, net (allowance $2,849; $3,410—2010)	601,923	559,167

Total financing receivables	$603,631	$561,844

Agent Receivables

The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These receivables are long-term in nature, are trade receivables with the Company’s sales force, contain specifically agreed contracts and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.9 million as of December 31, 2011 and the Company had an allowance for doubtful accounts totaling $2.2 million. Gross agent receivables totaled $3.3 million with an allowance for doubtful accounts of $0.6 million at December 31, 2010. The Company identified additions to the allowance for doubtful accounts of $1.7 million, the result of defaults or expected defaults on selected agent receivables. Also, the allowance was reduced by $0.1 million during 2011, largely due to write-offs of agent receivables and collections of debt. The Company has two types of agent receivables included in this category as follows:

•

Agent specific loans. As of December 31, 2011, these loans totaled $0.8 million with an allowance for doubtful accounts of $0.2 million. As of December 31, 2010, agent specific loans totaled $0.3 million and had a minimal allowance for doubtful accounts.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $3.1 million, and the Company had an allowance for doubtful accounts of $2.0 million as of December 31, 2011. Gross agent receivables totaled $3.0 million and the allowance for doubtful accounts was $0.6 million as of December 31, 2010.

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

Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property-type in a table in Note 3—Investments. In addition, geographic distributions for both regional and significant state concentrations are also presented in Note 3. These measures are also supplemented with various other analytics to provide additional information concerning mortgage loans and management’s assessment of financing receivables.

The following table presents an aging schedule for delinquent payments for both principal and interest as of December 31, 2011 and December 31, 2010, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2011
Industrial	$-	$-	$-	$-	$-
Office	816	13	-	-	13
Medical	7,019	75	-	-	75
Other	-	-	-	-	-

Total	$7,835	$88	$-	$-	$88

December 31, 2010
Industrial	$1,187	$11	$-	$-	$11
Office	2,219	22	-	-	22
Medical	-	-	-	-	-
Other	-	-	-	-	-

Total	$3,406	$33	$-	$-	$33

As of December 31, 2011, there were three mortgage loans that were 30 days past due. Subsequently, payments have been received and all were brought current in January 2012. At December 31, 2010, there were two mortgage loans that were 30 days past due. Subsequently, payment was received on both of these loans and they were brought current in January 2011.

The allowance for losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for credit losses was $2.8 million at December 31, 2011 and $3.4 million at December 31, 2010.

The allowance for potential future losses is monitored and evaluated at multiple levels with a process that includes, but is not limited to, the factors presented below. Generally, the Company establishes the allowance for potential future losses using the collectively evaluated impairment methodology for an overall portfolio level and then specifically identifies an allowance

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

for potential future losses on loans that contain elevated risk profiles. If the Company determines through its evaluation that a loan has an elevated specific risk profile, it then individually assesses the loan’s risk profile and assigns a specific allowance value based on many factors, including those identified below.

Macro-environmental and elevated risk profile considerations:

•	Current industry conditions that are affecting the market, including rental and vacancy rates;
•	Perceived market liquidity;
•	Analysis of the markets and sub-markets in which the Company has mortgage loans;
•	Analysis of industry historical loss and delinquency experience,
•	Other factors that the Company may perceive as important or critical given its portfolio; and
•

Analysis of the Company’s loan portfolio based on loan size concentrations, geographic concentrations, property type concentrations, maturity concentrations, origination loan-to-value concentrations, and borrower concentrations.

Specific mortgage loan level considerations:

•	The payment history of each borrower;
•	Negative reports from property inspectors; and
•	Each loan’s property financial statement including net operating income, debt service coverage, and occupancy level.

The Company has not acquired any mortgage loans with deteriorated credit quality during the years presented.

As part of the Company’s process of monitoring impairments on loans, there are a number of significant risks and uncertainties inherent in this process. These risks include, but are not limited to:

•	The risk that the Company’s assessment of a borrower to meet all of its contractual obligations will change based on changes in the credit characteristics of the borrower or property;
•	The risk that the economic outlook will be worse than expected or have more of an impact on the borrower than anticipated;
•	The risk that the performance of the underlying property could deteriorate in the future;
•	The risk that fraudulent, inaccurate or misleading information could be provided to the Company;
•	The risk that the methodology or assumptions used to develop estimates of the portion of the impairment of the loan prove over time to be inaccurate; and
•	The risk that other facts and circumstances change such that it becomes more likely than not that the Company will not obtain all of it contractual payments.

The following table details the activity of the allowance for losses on mortgage loans at December 31.

	2011	2010	2009
Beginning of year	$3,410	$3,410	$3,410
Additions	-	-	-
Deductions	(561)	-	-

End of year	$2,849	$3,410	$3,410

Deductions to the allowance reflect a $0.5 million loss recognition and a $0.1 million reduction to the allowance as a result of the Company’s evaluation of the portfolio’s risk profile and expected ongoing performance.

To the extent the Company’s review and valuation determines a loan is impaired, that amount is charged to the allowance for loss and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value or book value of the property with a charge to the allowance for loss and a corresponding reduction to the mortgage loan asset.

Over the past three years, the Company has had three mortgage loan maturity defaults, with two in the fourth quarter of 2011 and one in the fourth quarter of 2010. One of the 2011 loan defaults resulted in an impairment, based upon the Company’s assessment of fair value. Accordingly, the Company reduced the allowance for losses by $0.5 million in 2011. The second foreclosure in 2011 did not result in an impairment based upon the fair value assessment of the loan. The foreclosure that occurred in 2010 was completed in the fourth quarter of 2010 with no impairment, based upon the Company’s assessment of fair value at that time. The Company had no troubled loans that were restructured or modified in 2011.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

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

Investments in the affordable housing real estate and real estate are interests that will absorb portions of the VIE’s expected losses or receive portions of expected residual returns of the VIE’s net assets exclusive of variable interests. The Company makes an initial assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE’s economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity’s equity investment at risk, decision-making abilities, obligations to absorb economic risks and the right to receive economic rewards of the entity; and the extent to which the Company shares in the VIE’s expected losses and residual returns.

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

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which have not been consolidated at December 31, 2011 and December 31, 2010. The table includes investments in 11 real estate joint ventures and 28 affordable housing real estate joint ventures at December 31, 2011 and investments in 10 real estate joint ventures and 28 affordable housing real estate joint ventures at December 31, 2010.

	2011		2010
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$35,551	$35,551	$35,089	$35,089
Affordable housing real estate joint ventures	20,749	61,124	21,129	63,444

Total	$56,300	$96,675	$56,218	$98,533

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

At December 31, 2011 and 2010, the Company had unfunded commitments of $7.0 million and $9.2 million, respectively. In 2011, there were $0.6 million of mortgage loan commitments outstanding to the real estate joint venture VIEs and none in 2010. Unfunded equity commitments for the development of properties owned were $6.4 million and $9.2 million in 2011 and 2010, respectively. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

In addition, the maximum exposure to loss on affordable housing joint ventures at December 31, 2011 and 2010 includes $13.2 million and $12.0 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

7. Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information at December 31.

	2011	2010
Land	$766	$766
Home office complex	20,776	20,638
Furniture and equipment	45,558	45,096

	67,100	66,500
Accumulated depreciation	(44,429)	(42,986)

	$22,671	$23,514

8. Separate Accounts

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

The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2011	2010	2009
Balance at beginning of year	$339,029	$312,824	$258,565
Deposits on variable policyholder contracts	33,139	36,062	35,180
Transfers to general account	(5,282)	(7,177)	(7,271)
Investment performance	(2,180)	43,096	70,096
Policyholder benefits	(35,285)	(33,066)	(31,347)
Contract charges	(12,812)	(12,710)	(12,399)

Balance at end of year	$316,609	$339,029	$312,824

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $86.6 million at December 31, 2011 (2010—$80.3 million) and the guarantee liability was $(0.2) million at December 31, 2011 (2010—$(2.8) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

pricing the contract, including adjustments for risk and issuer non-performance. The Company refined its process in 2010 to incorporate an index from an industry-recognized actuarial consulting firm that the Company believes is more consistent with the attributes of the product and better matches the volatility measure with the expected life of the underlying contracts.

The total separate account assets were $316.6 million at December 31, 2011. Variable universal life and variable annuity assets comprised 29% and 71% of this amount, respectively. Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met.

At December 31, 2011, separate account balances for variable annuity contracts were $224.9 million. The total reserve held for variable annuity GMDB was $0.2 million. Additional information related to the GMDB and related separate account balances and net amount at risk (the amount by which the GMDB exceeds the account balance) as of December 31, 2011 and 2010 is provided below:

	2011		2010
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
Return of net deposits	$190,710	$4,147	$206,227	$3,431
Return of the greater of the highest anniversary contract value or net deposits	4,602	236	4,546	239
Return of the greater of every fifth year highest anniversary contract value or net deposits	6,065	264	6,234	215
Return of the greater of net deposits accumulated annually at 5% or the highest anniversary contract value	23,494	3,373	23,615	3,715

Total	$224,871	$8,020	$240,622	$7,600

The following table presents the GMDB for the variable annuity incurred and paid death benefits for the three years ended December 31.

	2011	2010	2009
Variable annuity incurred death benefits	$1,145	$1,955	$5,778
Variable annuity paid death benefits	$1,016	$1,808	$5,899

The following table presents the aggregate fair value of assets by major investment asset category supporting the variable annuity separate accounts with guaranteed benefits at December 31. Certain amounts in the prior years have been reclassified to better reflect the nature of the underlying investments.

	2011	2010	2009
Money market	$5,325	$6,732	$8,352
Fixed income	42,004	42,665	34,164
Balanced	43,795	47,028	44,994
International equity	25,401	26,833	23,524
Intermediate equity	80,755	86,661	82,025
Aggressive equity	27,591	30,703	28,664

Total	$224,871	$240,622	$221,723

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

9. Unpaid Accident and Health Claims Liability

The liability for unpaid accident and health claims is included with policy and contract claims on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2011	2010	2009
Gross liability at beginning of year	$7,483	$8,408	$6,932
Less reinsurance recoverable	(4,071)	(4,554)	(3,434)

Net liability at beginning of year	3,412	3,854	3,498

Incurred benefits related to:
Current year	22,920	27,471	27,564
Prior years [1]	(500)	(471)	(435)

Total incurred benefits	22,420	27,000	27,129

Paid benefits related to:
Current year	20,289	24,114	23,764
Prior years	2,866	3,328	3,009

Total paid benefits	23,155	27,442	26,773

Net liability at end of year	2,677	3,412	3,854
Reinsurance recoverable	3,250	4,071	4,554

Gross liability at end of year	$5,927	$7,483	$8,408

[1]	The incurred benefits related to prior years’ unpaid accident and health claims reflect the change in these liabilities.

10. Notes Payable

The Company had no notes payable at December 31, 2011 or December 31, 2010.

As a member of the FHLB with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received annual dividends on the capital investment in the FHLB equal to $0.1 million (2010 – $0.1 million; 2009 – $0.1 million).

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2012. The Company anticipates renewing these lines as they come due.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

11. Income Taxes

The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2011	2010	2009
Current income tax expense	$10,011	$4,872	$476
Deferred income tax expense	3,554	7,585	5,244

Total income tax expense	$13,565	$12,457	$5,720

	2011	2010	2009
Federal income tax rate	35%	35%	35%
Tax credits, net of equity adjustment	-	5	6
Permanent differences	(1)	(5)	(3)
Prior year taxes	-	1	(3)

Effective income tax rate	34%	36%	35%

Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31. The presentation of certain amounts in the prior year has been changed to better reflect the underlying nature of the deffered tax balances.

	2011	2010
Deferred tax assets:
Future policy benefits	$22,816	$24,862
Employee retirement benefits	29,636	20,990
Tax carryovers	218	874
Other	3,745	3,068

Gross and net deferred tax assets	56,415	49,794

Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	9,036	7,871
Unrealized investment gains	69,366	38,567
Capitalization of deferred acquisition costs, net of amortization	28,782	32,431
Value of business acquired	11,041	17,245
Property and equipment, net	7,022	6,961

Gross deferred tax liabilities	125,247	103,075

Net deferred tax liability	68,832	53,281
Current tax (receivable) liability	(261)	216

Income taxes payable	$68,571	$53,497

A valuation allowance must be established for any portion of the deferred tax asset which is believed not to be realizable. Management reviews the need for a valuation allowance based on the Company’s anticipated future earnings, reversal of future taxable differences, the available carryback and carryforward periods, tax planning strategies that are prudent and feasible, and the ability and intent to hold securities until their recovery. In management’s opinion, it is more likely than not that the Company will realize the benefit of its deferred taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2008. The Company is not currently under examination by the Internal Revenue Service.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31 is as follows:

	2011	2010
Beginning of year	$-	$6,636
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(6,499)
Reductions for statute of limitations lapse	-	(137)

End of year	$-	$-

Tax positions are evaluated at the reporting date to determine whether an unrecognized tax benefit should be recorded. The Company did not have any unrecognized tax benefits at December 31, 2011 or December 31, 2010. The decrease in unrecognized tax benefits in 2010 is primarily attributable to an accounting method change that was approved by the IRS during 2010.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense (benefit). In 2011, the Company did not recognize any expense (benefit) related to interest and penalties. During the years ended December 31, 2010, and 2009, the Company recognized expense (benefit) of approximately ($0.7) million and ($0.2) million in interest and penalties, respectively. The Company did not have any accrued interest and penalties at December 31, 2011 or December 31, 2010.

The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2011	2010	2009
Income tax expense	$13,565	$12,457	$5,720
Stockholders’ equity:
Related to:
Unrealized gains, net	20,130	23,079	49,274
Change in benefit plan obligations	(8,133)	765	6,037

Total income tax expense included in financial statements	$25,562	$36,301	$61,031

12. Pensions and Other Postretirement Benefits

The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.

The Kansas City Life Cash Balance Pension Plan (the Plan) was amended effective December 31, 2010 to provide that participants’ accrued benefits will be frozen at, and that no further benefits or accruals will be earned after, December 31, 2010. Although participants will no longer accrue additional benefits under the Plan at December 31, 2010, participants will continue to earn years of service for vesting purposes under the Plan with respect to their benefits accrued through December 31, 2010. In addition, the cash balance account will continue to earn annual interest. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2012 through 2016 are $10.0 million, $9.5 million, $10.3 million, $10.9 million, and $9.7 million, respectively. The aggregate benefits expected to be paid in the five years from 2017 through 2021 are $50.9 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011 and include estimated future employee service. The 2012 contribution for the plan has not been determined.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The asset allocation of the fair value of pension plan assets compared to the target allocation range at December 31 was:

			Target
	2011	2010	Allocation
Debt securities	34%	35%	26% -42%
Equity securities	66%	65%	56% -76%
Cash equivalents	0%	0%	0% -2%

Certain of the Company’s pension plan assets consist of investments in pooled separate accounts offered by the Plan. Net asset value (NAV) of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Sale of plan assets may be at values less than NAV. Certain redemption restrictions may apply to specific stock and bond funds, including written notices prior to the withdrawal of funds and a potential redemption fee on certain withdrawals.

Hedge fund investments are recorded at net asset value. The Plan’s hedge funds invest primarily in other investment funds. The valuation policies of the hedge funds provide that the value of investments in other investment funds be stated at fair value based on the net asset value of the other investment funds and certain redemption restrictions may apply, including a forty-five day prior written notice to withdraw funds.

Plan fiduciaries set investment policies and strategies and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. The Plan does not expect to return any plan assets to the Company during 2012.

The current assumption for the expected long-term rate of return on plan assets is 8.0%. This assumption is determined by analyzing: 1) historical average returns achieved by asset allocation and active management, 2) historical data on the volatility of returns, 3) current yields available in the marketplace, 4) actual returns on plan assets, and 5) current and anticipated future allocation among asset classes. The asset classes used for this analysis are domestic and international equities, investment grade corporate bonds, alternative assets, and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan.

The assumed discount rates used to determine the benefit obligation for pension benefits and postretirement benefits are 3.96% and 4.46%, respectively. The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on December 31, 2011. Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the fair value of a cash flow defeasing portfolio of bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.

The postretirement medical plans for eligible employees, agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2012 through 2014 are $1.0 million each year, $1.1 million for 2015 and $1.2 million for 2016. The aggregate benefits expected to be paid in the five years from 2017 through 2021 are $7.0 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011. The 2012 contribution for the plan is estimated to be $1.0 million. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features. The postretirement plan disclosures included herein do not include the potential impact from the Medicare Act (the Act) that became law in December 2003. The Act introduced a new federal subsidy to sponsors of certain retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare. Since the Company does not provide benefits that are actuarially equivalent to Medicare, the Act did not impact the Company’s disclosures.

The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service at December 31, 1997. The benefits in this plan are frozen, using the employees' years of service and compensation at December 31, 1997.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Non-contributory defined contribution retirement plans for eligible general agents and sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans in 2011 were $0.1 million (2010—$0.1 million; 2009—$0.1 million). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans in 2011 were $0.5 million (2010—$0.3 million; 2009—$0.3 million).

Savings plans for eligible employees and agents match employee and agent contributions up to 8% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan in 2011 were $3.3 million (2010 – $1.2 million; 2009 – $1.3 million). Effective January 1, 2011, the plan was amended to increase the employer match from 6% to 8%. The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. The Company made no profit sharing contribution in 2011 or in the prior two years.

A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.

The Company recognizes the funded status of its defined pension and postretirement plans, measured as the difference between plan assets at fair value and the projected benefit obligation, on the Consolidated Balance Sheets. Changes in the funded status that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized within other comprehensive income net of taxes.

The following tables provide information regarding pension benefits and other benefits for the years ended December 31.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$143,204	$136,686	$27,768	$28,013
Service cost	-	2,115	676	594
Interest cost	6,775	7,554	1,529	1,432
Curtailments and plan changes	1,347	(5,159)	-	(460)
Actuarial (gain) loss	11,497	10,370	6,379	(922)
Benefits paid	(9,729)	(8,362)	(927)	(889)

Benefit obligation at end of year	$153,094	$143,204	$35,425	$27,768

Change in plan assets:
Fair value of plan assets at beginning of year	$117,092	$107,946	$619	$618
Return on plan assets	566	11,446	32	33
Company contributions	6,002	6,062	-	-
Benefits paid	(9,729)	(8,362)	(65)	(32)

Fair value of plan assets at end of year	$113,931	$117,092	$586	$619

Unfunded status at end of year	$39,163	$26,112	$34,839	$27,149

Amounts recognized in accumulated other comprehensive income (loss):
Net loss	$72,595	$55,971	$6,813	$452
Prior service cost	-	-	(957)	(1,209)

Total accumulated other comprehensive income (loss)	$72,595	$55,971	$5,856	$(757)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Unrecognized actuarial loss	$20,100	$2,178	$6,382	$(922)
Unrecognized prior service cost	-	-	-	(460)
Amortization of net gain	(3,476)	(3,821)	(21)	(16)
Amortization of prior service cost	-	602	252	252

Total recognized in other comprehensive income	$16,624	$(1,041)	$6,613	$(1,146)

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Plans with underfunded accumulated benefit obligation:
Projected benefit obligation	$153,094	$143,204	-	-
Accumulated benefit obligation	153,094	143,204	-	-
Fair value of plan assets	113,931	117,092	-	-

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.96%	5.02%	4.46%	5.59%
Expected return on plan assets	8.00%	8.00%	5.50%	5.50%
Rate of compensation increase	-	3.00%	-	-

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.02%	5.62%	5.59%	6.01%
Expected return on plan assets	8.00%	8.00%	5.50%	5.50%
Rate of compensation increase	-	3.00%	-	-

The following table presents the fair value of each major category of pension plan and other postretirement assets at December 31:

	Pension Plan		Other Benefits
	2011	2010	2011	2010
Assets, at fair value:
Cash and cash equivalents	$75	$40	$586	$619
Equity securities	4,972	5,323	-	-
Investment funds:
Stock and bond funds	69,381	71,391	-	-
Money market funds	3,716	1,142	-	-
Hedge funds	15,238	15,643	-	-
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government	2,317	2,211	-	-
Corporate obligations	17,913	20,981	-	-
Mineral rights	66	78	-	-
Real estate	19	19	-	-
Other	234	264	-	-

Fair value of assets at end of year	$113,931	$117,092	$586	$619

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following tables disclose the level within the fair value hierarchy, as described in Note 4—Fair Value Measurements, in which the pension plan and other postretirement assets fall.

	Pension Plan
	Level 1	Level 2	Level 3	Total
Assets, at fair value as of December 31, 2011:
Equity securities	$4,972	$-	$-	$4,972
Investment funds:
Stock and bond funds	-	69,381	-	69,381
Money market funds	3,716	-	-	3,716
Hedge funds	-	15,238	-	15,238
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government	-	2,317	-	2,317
Corporate obligations	-	16,632	1,281	17,913
Other assets	309	-	85	394

Total	$8,997	$103,568	$1,366	$113,931

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$586	$-	$-	$586

Total	$586	$-	$-	$586

	Pension Plan
	Level 1	Level 2	Level 3	Total
Assets, at fair value as of December 31, 2010:
Equity securities	$5,323	$-	$-	$5,323
Investment funds:
Stock and bond funds	-	71,391	-	71,391
Money market funds	1,142	-	-	1,142
Hedge funds	-	15,643	-	15,643
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government	-	2,211	-	2,211
Corporate obligations	-	19,910	1,071	20,981
Other assets	304	-	97	401

Total	$6,769	$109,155	$1,168	$117,092

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$619	$-	$-	$619

Total	$619	$-	$-	$619

The following table discloses the changes in Level 3 plan assets measured at fair value on a recurring basis for the years ended December 31.

	Pension Plan		Other Benefits
	2011	2010	2011	2010
Balance, beginning of period	$1,168	$200	$-	$-
Gains (losses) realized and unrealized	89	40	-	-
Transfers in	109	1,038	-	-
Transfers out	-	(110)	-	-

Balance, end of period	$1,366	$1,168	$-	$-

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides the components of net periodic benefit cost for the years ended December 31.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$-	$2,115	$2,059	$676	$594	$731
Interest cost	6,775	7,554	7,922	1,529	1,432	1,590
Expected return on plan assets	(9,141)	(8,413)	(7,389)	(34)	(34)	(41)
Amortization of:
Unrecognized actuarial loss	3,476	3,821	4,594	21	16	11
Unrecognized prior service cost	-	(602)	(706)	(252)	(252)	(389)

Net periodic benefit cost	1,110	4,475	6,480	1,940	1,756	1,902
Total recognized in other comprehensive income	16,624	(1,041)	(14,320)	6,613	(1,146)	(2,929)

Total recognized in net periodic benefit cost and other comprehensive income	$17,734	$3,434	$(7,840)	$8,553	$610	$(1,027)

The following table provides the estimated net loss and prior service cost for the pension plan and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2012.

	Pension Benefits	Other Benefits
Actuarial gain (loss)	$2,209	$282
Prior service cost (credit)	-	(252)

The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point Change in the Growth Rate
	Increase	Decrease
Service and interest cost components	$492	$(378)
Postretirement benefit obligation	6,926	(5,415)

For measurement purposes, the annual increase in the per capita cost of covered health care benefits was assumed to be 9.5%, decreasing gradually to 6.0% in 2018 and thereafter.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides information about the outstanding three-year intervals at December 31, 2011.

Defined Measurement Period	Number of Units	Grant Price
2009-2011	170,417	$44.93
2010-2012	223,969	$30.04
2011-2013	200,060	$32.45
2012-2014*	206,389	$31.70

*	Effective January 1, 2012.

No payments were made during 2011, 2010 or 2009 for the three-year intervals ended December 31, 2010, 2009 and 2008, respectively. The cost of compensation charged as an operating expense during both 2011 and 2010 was $0.3 million, net of tax. The change in accrual for share-based compensation that decreased operating expense during 2009 was $0.1 million, net of tax.

14. Reinsurance

The table below provides information about reinsurance for the years ended December 31.

	2011	2010	2009
Life insurance in force (in millions) :
Direct	$27,926	$28,329	$29,201
Ceded	(13,978)	(14,116)	(14,190)
Assumed	1,276	1,379	1,482

Net	$15,224	$15,592	$16,493

Premiums:
Life insurance:
Direct	$130,004	$142,235	$139,418
Ceded	(46,315)	(46,133)	(45,508)
Assumed	3,164	3,285	3,383

Net	$86,853	$99,387	$97,293

Accident and health:
Direct	$51,842	$49,267	$47,998
Ceded	(11,357)	(8,843)	(8,224)
Assumed	-	-	-

Net	$40,485	$40,424	$39,774

Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $32.9 million at December 31, 2011 (2010—$36.8 million). The reserve for future policy benefits ceded under this agreement at December 31, 2011 was $18.3 million (2010—$20.1 million).

Kansas City Life acquired a block of traditional life and universal life products in 1997. At December 31, 2011, the block had $1.3 billion of life insurance in force (2010—$1.4 billion). The block generated life insurance premiums of $2.8 million in 2011 (2010—$3.0 million; 2009—$3.2 million) and had reinsurance ceded of $0.8 million in 2011 (2010—$0.8 million; 2009—$1.0 million).

Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. At December 31, 2011, the insurance in force ceded approximated $1.3 billion (2010—$1.4 billion) and premiums totaled $8.9 million (2010—$8.9 million; 2009—$8.9 million).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

Reinsurance receivables were $189.9 million at year end 2011, consisting of reserves ceded of $176.7 million and claims ceded of $13.2 million. Reinsurance receivables were $187.1 million at year end 2010, consisting of reserves ceded of $170.1 million and claims ceded of $17.0 million.

The maximum retention on any one life during 2011 and 2010 was three hundred fifty thousand dollars for ordinary life plans and one hundred thousand dollars for group coverage. Effective January 1, 2012, the Company increased its maximum retention limit to five hundred thousand dollars on individual life products. A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. The solvency of reinsurers is reviewed annually.

The following table reflects the Company’s significant reinsurance partners along with their A. M. Best credit rating and the amount of reinsurance recoverable and their related percent of recoverable at December 31, 2011.

	A. M. Best Rating	Reinsurance Recoverable	% of Recoverable
TransAmerica Life Insurance Company	A+	$40,642	21%
Security Life of Denver	A	25,462	13%
RGA Reinsurance Company	A+	18,330	10%
Employers Reassurance Corporation	A-	18,109	10%
Swiss Re America Corporation	A+	11,898	6%
UNUM Life Insurance Company of America	A	11,898	6%
Union Security Insurance Company	A-	11,146	6%
Hartford Life & Accident Insurance Company	A	9,966	5%
Lewer Life Insurance Company	B	9,725	5%
Lincoln National Life Insurance Company	A+	9,018	5%
Other (18 Companies)		23,691	13%

Total		$189,885	100%

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At year-end 2011 and 2010, no reinsurer met these conditions.

The reinsurance recoverable is composed of reinsurance ceded receipts due from policyholder benefit payments of $13.2 million and reserves for life and accident and health business of $176.7 million at December 31, 2011.

15. Comprehensive Income

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The table below provides information about comprehensive income for the years ended December 31.

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2011:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$91,750	$32,113	$59,637
Equity securities	(340)	(119)	(221)
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	5,422	1,898	3,524
Other-than-temporary impairment losses recognized in earnings	(2,952)	(1,033)	(1,919)
Other-than-temporary impairment losses recognized in other comprehensive income	943	330	613

Net unrealized gains (losses) excluding impairment losses	87,997	30,799	57,198
Change in benefit plan obligations	(23,237)	(8,133)	(15,104)
Effect on DAC and VOBA	(21,433)	(7,501)	(13,932)
Policyholder account balances	(9,051)	(3,168)	(5,883)

Other comprehensive income	$34,276	$11,997	$22,279

Net income			26,133

Comprehensive income			$48,412

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2010:
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$109,950	$38,483	$71,467
Equity securities	558	195	363
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	4,364	1,527	2,837
Other-than-temporary impairment losses recognized in earnings	(4,129)	(1,445)	(2,684)
Other-than-temporary impairment losses recognized in other comprehensive income	309	108	201

Net unrealized gains (losses) excluding impairment losses	109,964	38,488	71,476
Change in benefit plan obligations	2,187	765	1,422
Effect on DAC and VOBA	(36,593)	(12,808)	(23,785)
Policyholder account balances	(7,430)	(2,601)	(4,829)

Other comprehensive income	$68,128	$23,844	$44,284

Net income			22,302

Comprehensive income			$66,586

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2009:
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$195,417	$68,396	$127,021
Equity securities	1,648	577	1,071
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	10,159	3,556	6,603
Other-than-temporary impairment losses recognized in earnings	(35,011)	(12,254)	(22,757)
Other-than-temporary impairment losses recognized in other comprehensive income	16,070	5,624	10,446

Net unrealized gains (losses) excluding impairment losses	205,847	72,047	133,800
Change in benefit plan obligations	17,249	6,037	11,212
Effect on DAC and VOBA	(67,833)	(23,742)	(44,091)
Policyholder account balances	-	-	-

Other comprehensive income	$155,263	$54,342	$100,921

Net income			10,732

Comprehensive income			$111,653

The following table provides accumulated balances related to each component of accumulated other comprehensive income (loss) at December 31.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Policy holder Account Balances	Tax Effect	Total
2011:
Beginning of year	$122,422	$(12,231)	$(55,214)	$(35,538)	$(7,430)	$(4,202)	$7,807
Other comprehensive income	91,378	(3,381)	(23,237)	(21,433)	(9,051)	(11,997)	22,279

End of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(16,481)	$(16,199)	$30,086

2010:
Beginning of year	$22,795	$(22,566)	$(57,402)	$1,055	$-	$19,641	$(36,477)
Other comprehensive income	99,627	10,335	2,188	(36,593)	(7,430)	(23,843)	44,284

End of year	$122,422	$(12,231)	$(55,214)	$(35,538)	$(7,430)	$(4,202)	$7,807

16. Income Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during 2011 was 11,419,931 shares (2010—11,486,306 shares; 2009—11,550,016 shares). The number of shares outstanding at year-end 2011 was 11,309,365 (2010—11,467,105).

17. Segment Information

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

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

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2011:
Insurance revenues (customer revenues)	$111,381	$49,684	$67,869	$(535)	$228,399
Net investment income	164,595	547	12,086	-	177,228
Realized investment gains (losses)	3,282	-	(140)	-	3,142
Other revenues	10,110	149	15	-	10,274

Total revenues	289,368	50,380	79,830	(535)	419,043

Policyholder benefits	81,859	27,777	46,177	-	155,813
Interest credited to policyholder account balances	83,446	-	-	-	83,446
Amortization of deferred acquisition costs	21,645	-	12,321	-	33,966
Operating expenses	63,700	23,675	19,280	(535)	106,120

Total benefits and expenses	250,650	51,452	77,778	(535)	379,345

Income (loss) before income tax expense (benefit)	38,718	(1,072)	2,052	-	39,698
Income tax expense (benefit)	13,107	(375)	833	-	13,565

Segment net income (loss)	$25,611	$(697)	$1,219	$-	$26,133

Segment assets	$4,018,545	$9,161	$370,536	$-	$4,398,242
Interest expense	-	-	-	-	-

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2010:
Insurance revenues (customer revenues)	$131,774	$49,355	$65,229	$(528)	$245,830
Net investment income	162,997	553	12,309	-	175,859
Realized investment gains	202	-	333	-	535
Other revenues	8,978	156	5	-	9,139

Total revenues	303,951	50,064	77,876	(528)	431,363

Policyholder benefits	106,523	32,131	44,343	-	182,997
Interest credited to policyholder account balances	85,949	-	-	-	85,949
Amortization of deferred acquisition costs	14,976	-	12,057	-	27,033
Operating expenses	60,141	21,917	19,095	(528)	100,625

Total benefits and expenses	267,589	54,048	75,495	(528)	396,604

Income (loss) before income tax expense (benefit)	36,362	(3,984)	2,381	-	34,759
Income tax expense (benefit)	12,855	(1,394)	996	-	12,457

Segment net income (loss)	$23,507	$(2,590)	$1,385	$-	$22,302

Segment assets	$3,956,721	$10,268	$366,113	$-	$4,333,102
Interest expense	1	-	-	-	1

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2009:
Insurance revenues (customer revenues)	$132,107	$48,980	$62,261	$(546)	$242,802
Net investment income	164,133	554	12,741	-	177,428
Realized investment losses	(8,221)	-	(1,855)	-	(10,076)
Other revenues	10,323	167	1	-	10,491

Total revenues	298,342	49,701	73,148	(546)	420,645

Policyholder benefits	102,499	33,799	42,692	-	178,990
Interest credited to policyholder account balances	86,713	-	-	-	86,713
Amortization of deferred acquisition costs	24,023	-	11,103	-	35,126
Operating expenses	67,908	19,479	16,523	(546)	103,364

Total benefits and expenses	281,143	53,278	70,318	(546)	404,193

Income (loss) before income tax expense (benefit)	17,199	(3,577)	2,830	-	16,452
Income tax expense (benefit)	5,981	(1,252)	991	-	5,720

Segment net income (loss)	$11,218	$(2,325)	$1,839	$-	$10,732

Segment assets	$3,808,705	$9,949	$357,327	$-	$4,175,981
Interest expense	-	-	4	-	4

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Income.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

The following table provides information about the Company’s customer revenues for the years ended December 31.

	2011	2010	2009
Customer revenues by line of business:
Traditional individual insurance products, net	$77,654	$90,456	$88,087
Interest sensitive products	86,112	90,568	89,458
Variable life insurance and annuities	14,949	15,451	16,277
Group life and disability products, net	49,684	49,355	48,980

Insurance revenues	$228,399	$245,830	$242,802

18. Quarterly Consolidated Financial Data (unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the table below.

	First	Second	Third	Fourth
2011:
Total revenues	$108,459	$103,823	$103,271	$103,490

Net income	4,791	11,173	4,466	5,703

Per common share,
basic and diluted	0.42	0.97	0.39	0.51

2010:
Total revenues	$107,082	$106,580	$108,125	$109,576

Net income	963	10,060	4,456	6,823

Per common share,
basic and diluted	0.08	0.88	0.39	0.60

19. Statutory Information and Stockholder Dividends Restriction

The table below provides Kansas City Life’s net gain from operations, net income and capital and surplus (stockholders' equity) on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2011		2010	2009
	(unaudited	)
Net gain from operations	$26,856		$13,400	$24,979

Net income	22,639		12,748	19,455

Capital and surplus	307,153		322,459	336,615

Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. The maximum stockholder dividends payable in 2012 without prior approval is $30.7 million, 10% of 2011 capital and surplus. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.

The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had a statutory carrying value of $12.9 million at December 31, 2011 (2010 – $12.0 million; 2009 – $11.6 million).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

20. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2011, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $13.3 million and one construction-to-permanent loan of $0.6 million that is subject to the borrower’s performance. In addition, the Company had commitments to sell $20.0 million of real estate investments.

Subsequent to December 31, 2011, the Company entered into commitments to fund additional mortgage loans of $2.0 million and to sell joint venture investments of $11.4 million. The Company has funded $0.3 million of the commitment on the one construction-to-permanent loan that was outstanding on December 31, 2011, as well as funded $2.1 million of the affordable housing purchases.

21. Contingent Liabilities

The Company is occasionally involved in litigation, both as a defendant and as a plaintiff. The life insurance industry, including the Company and its subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products. In addition, state regulatory bodies, the SEC, FINRA, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance, securities and activities of broker-dealers and investment advisors.

The Company’s retail broker-dealer subsidiary is in an industry that involves substantial risks of liability. The Company’s broker-dealer subsidiary, SFS, has been named as a defendant in several new cases in recent periods. In recent years, regulatory proceedings, litigation, and FINRA arbitration actions related to registered representative activity and securities products (including, mutual funds, variable annuities, and alternative investments such as real estate investment products, oil and gas investments, etc.) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these legal actions and other claims would not have a material effect on the Company’s business, results of operations or financial position.

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

22. Guarantees and Indemnifications

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

23. Subsequent Events

On January 23, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $ 0.27 per share, paid on February 8, 2012 to stockholders of record on February 2, 2012.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements–(Continued)

During the first quarter of 2012, the Company sold its interests in one of its joint venture entities for $13.9 million. The transaction resulted in a realized investment gain of $6.1 million, after tax. The Company filed a Form 8-K with the Securities and Exchange Commission on February 14, 2012 pertaining to this sale.

In addition to the above transaction, the Company also completed the sale of eight real estate interests for $32.2 million since January 1, 2012. These sales resulted in realized investment gains of $3.7 million, after tax.

Schedule I

Kansas City Life Insurance Company and Subsidiaries

Summary of Investments – Other Than Investments in Related Parties

December 31, 2011

Type of Investment	Cost	Fair Value	Amount Recognized in Consolidated Balance Sheets
Fixed maturity securities, available for sale:
Bonds:
United States government and government agencies and authorities	$58,873	$65,425	$65,425
Residential mortgage-backed securities	361,524	371,431	371,431
Public utilities	259,610	296,337	296,337
Corporate	1,543,366	1,674,548	1,674,548
All other bonds	250,584	263,180	263,180
Redeemable preferred stocks	11,735	11,221	11,221

Total	2,485,692	$2,682,142	2,682,142

Equity securities, available for sale:
Common stocks	31,192	31,583	31,583
Perpetual preferred stocks	3,759	5,106	5,106

Total	34,951	$36,689	36,689

Mortgage loans	601,923		601,923
Real estate	127,962		127,962
Policy loans	80,375		80,375
Short-term investments	49,316		49,316
Other investments	3,364		3,364

Total investments	$3,383,583		$3,581,771

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Kansas City Life Insurance Company

Condensed Financial Information of Registrant

Balance Sheets

	December 31
	2011	2010
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,190,627	$2,124,791
Equity securities available for sale, at fair value:
Investment in unconsolidated subsidiaries	172,643	168,460
Other	30,124	31,660
Mortgage loans	506,386	493,699
Real estate	125,012	116,443
Policy loans	60,689	64,173
Short-term investments	37,864	11,052

Total investments	3,123,345	3,010,278

Cash	5,318	3,884
Accrued investment income	28,423	28,918
Deferred acquisition costs	86,927	92,689
Reinsurance receivables	124,147	116,412
Property and equipment	22,663	23,501
Other assets	58,386	74,576
Separate account assets	316,609	339,029

Total assets	$3,765,818	$3,689,287

LIABILITIES
Future policy benefits	$593,723	$595,708
Policyholder account balances	1,812,224	1,777,547
Policy and contract claims	26,573	34,619
Other policyholder funds	134,201	125,898
Other liabilities	171,783	137,014
Separate account liabilities	316,609	339,029

Total liabilities	3,055,113	3,009,815

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,101	41,085
Retained earnings	780,918	767,126
Accumulated other comprehensive income	30,086	7,807
Treasury stock, at cost (2011-7,187,315 shares; 2010 - 7,029,575 shares)	(164,521)	(159,667)

Total stockholders’ equity	710,705	679,472

Total liabilities and stockholders’ equity	$3,765,818	$3,689,287

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

(continued)

Kansas City Life Insurance Company

Condensed Financial Information of Registrant

Statements of Income

	Year Ended December 31
	2011	2010	2009
REVENUES
Insurance revenues:
Premiums, net	$69,027	$84,038	$83,971
Contract charges	86,199	89,990	88,831

Total insurance revenues	155,226	174,028	172,802
Investment revenues:
Net investment income	144,754	142,327	142,570
Realized investment gains, excluding impairment losses	4,906	2,953	9,540
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,035)	(3,481)	(28,802)
Portion of impairment losses recognized in other comprehensive income	676	262	12,337

Net impairment losses recognized in earnings	(1,359)	(3,219)	(16,465)

Total investment revenues	148,301	142,061	135,645
Other revenues	4,654	4,662	4,644

Total revenues	308,181	320,751	313,091

BENEFITS AND EXPENSES
Policyholder benefits	109,598	135,077	131,479
Interest credited to policyholder account balances	71,737	73,640	74,136
Amortization of deferred acquisition costs	14,242	11,156	19,712
Operating expenses	78,679	74,447	79,436

Total benefits and expenses	274,256	294,320	304,763

Income before income tax expense and equity in undistributed net income of subsidiaries	33,925	26,431	8,328
Income tax expense	11,960	9,799	3,603

Income before equity in undistributed net
income of subsidiaries	21,965	16,632	4,725
Equity in undistributed net income of subsidiaries	4,168	5,670	6,007

NET INCOME	$26,133	$22,302	$10,732

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$36,382	$36,683	$71,240
Change in policyholder account balances	(5,622)	(4,626)	-
Change in benefit plan obligations	(15,104)	1,422	11,212
Other comprehensive income of subsidiaries	6,623	10,805	18,469

Other comprehensive income	22,279	44,284	100,921

COMPREHENSIVE INCOME	$48,412	$66,586	$111,653

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

(continued)

Kansas City Life Insurance Company

Condensed Financial Statement of Registrant

Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$26,133	$22,302	$10,732
Equity in undistributed net income of subsidiaries	(4,168)	(5,670)	(6,007)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium	2,860	2,579	3,348
Depreciation	3,204	2,786	2,919
Acquisition costs capitalized	(16,552)	(19,712)	(18,267)
Amortization of deferred acquisition costs	14,242	11,156	20,124
Realized investment (gains) losses	(3,547)	266	6,925
Changes in assets and liabilities:
Reinsurance receivables	(7,735)	(11,599)	(5,643)
Future policy benefits	(10,389)	12,521	5,646
Policyholder account balances	(2,429)	(14,273)	(8,509)
Income taxes payable and deferred	7,087	20,420	5,138
Other, net	4,223	9,152	12,220

Net cash provided	12,929	29,928	28,626

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(203,583)	(360,579)	(256,429)
Equity securities	(104)	(1,270)	(3,214)
Mortgage loans	(99,208)	(132,085)	(52,282)
Real estate	(9,548)	(12,238)	(22,130)
Policy loans	(10,655)	(11,953)	(12,992)
Sales of investments:
Fixed maturity securities	31,601	66,972	108,721
Equity securities	348	4,537	11,152
Real estate	-	-	2,066
Net sales (purchases) of short-term investments	(26,812)	106,916	(93,108)
Maturities, calls and principal paydowns of investments:
Fixed maturity securities	181,468	219,607	196,859
Equity securities	1,000	-	-
Mortgage loans	81,523	38,706	33,931
Policy loans	14,139	13,797	15,045
Net acquisition of property and equipment	(260)	(403)	(309)

Net cash used	(40,091)	(67,993)	(72,690)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

(continued)

Kansas City Life Insurance Company

Condensed Financial Statement of Registrant

Statements of Cash Flows (Continued)

	Year Ended December 31
	2011	2010	2009
FINANCING ACTIVITIES
Proceeds from borrowings	$-	$5,000	$-
Repayment of borrowings	-	(5,000)	-
Deposits on policyholder account balances	211,888	216,794	216,567
Withdrawals from policyholder account balances	(175,329)	(180,169)	(185,107)
Net transfers from separate accounts	5,282	7,177	7,271
Change in other deposits	(2,521)	2,954	4,572
Cash dividends to stockholders	(12,341)	(12,401)	(12,506)
Dividends from subsidiaries	6,455	7,645	12,145
Net disposition (acquisition) of treasury stock	(4,838)	(3,076)	309

Net cash provided	28,596	38,924	43,251

Increase (decrease) in cash	1,434	859	(813)
Cash at beginning of year	3,884	3,025	3,838

Cash at end of year	$5,318	$3,884	$3,025

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$1	$-
Income taxes	7,882	1,655	3,843

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Kansas City Life Insurance Company and Subsidiaries

Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits, policy- holder account balances, and policy and contract claims	Unearned premiums	Other policyholder funds
December 31, 2011:
Individual	$92,498	$2,730,561	$332	$147,239
Group	-	30,198	724	-
Old American	89,066	244,219	163	3,667

Total	$181,564	$3,004,978	$1,219	$150,906

December 31, 2010:
Individual	$108,997	$2,714,974	$401	$140,253
Group	-	31,640	1,030	-
Old American	83,946	247,510	175	3,701

Total	$192,943	$2,994,124	$1,606	$143,954

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

(continued)

Kansas City Life Insurance Company and Subsidiaries

Supplementary Insurance Information

Segment	Premium revenue[2]	Net investment income[3]	Policyholder benefits and interest credited to policyholder account balances	Amortization of deferred policy acquisition costs	Operating expenses[4]
Year Ended December 31, 2011:
Individual	$10,320	$164,595	$165,305	$21,645	$63,700
Group	49,684	547	27,777	-	23,675
Old American	67,869	12,086	46,177	12,321	19,280
Intercompany eliminations[1]	(535)	-	-	-	(535)

Total	$127,338	$177,228	$239,259	$33,966	$106,120

Year Ended December 31, 2010:
Individual	$25,755	$162,997	$192,472	$14,976	$60,141
Group	49,355	553	32,131	-	21,917
Old American	65,229	12,309	44,343	12,057	19,095
Intercompany eliminations[1]	(528)	-	-	-	(528)

Total	$139,811	$175,859	$268,946	$27,033	$100,625

Year Ended December 31, 2009:
Individual	$26,372	$164,133	$189,212	$24,023	$67,908
Group	48,980	554	33,799	-	19,479
Old American	62,261	12,741	42,692	11,103	16,523
Intercompany eliminations[1]	(546)	-	-	-	(546)

Total	$137,067	$177,428	$265,703	$35,126	$103,364

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

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Kansas City Life Insurance Company and Subsidiaries

Reinsurance Information

Years Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2011	2010	2009	2011	2010	2009

Direct:
Individual	$50,584	$65,337	$64,994	$405	$529	$614
Group	10,701	10,676	10,964	50,507	47,608	46,047
Old American	69,044	66,540	63,788	1,140	1,340	1,555
Intercompany Eliminations[1]	(325)	(318)	(328)	(210)	(210)	(218)

Total	130,004	142,235	139,418	51,842	49,267	47,998

Ceded:
Individual	(43,300)	(42,757)	(41,869)	(533)	(639)	(750)
Group	(1,454)	(1,613)	(1,582)	(10,070)	(7,316)	(6,449)
Old American	(1,561)	(1,763)	(2,057)	(754)	(888)	(1,025)

Total	(46,315)	(46,133)	(45,508)	(11,357)	(8,843)	(8,224)

Assumed:
Individual	3,164	3,285	3,383	-	-	-
Group	-	-	-	-	-	-
Old American	-	-	-	-	-	-

Total	3,164	3,285	3,383	-	-	-

Net	$86,853	$99,387	$97,293	$40,485	$40,424	$39,774

% of Assumed to Net	4	3	3	-	-	-

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Income.

All other information required by this Schedule is shown in Note 14-Reinsurance in the Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

(continued)

Kansas City Life Insurance Company and Subsidiaries

Reinsurance Information

Years Ended December 31

	Life Insurance In Force
	2011	2010	2009
	(in millions)
Direct:
Individual	$23,438	$23,849	$23,992
Group	3,530	3,549	4,317
Old American	958	931	892

Total	27,926	28,329	29,201

Ceded:
Individual	(13,428)	(13,653)	(13,714)
Group	(517)	(426)	(435)
Old American	(33)	(37)	(41)

Total	(13,978)	(14,116)	(14,190)

Assumed:
Individual	1,276	1,379	1,482
Group	-	-	-
Old American	-	-	-

Total	1,276	1,379	1,482

Net	$15,224	$15,592	$16,493

% of Assumed to Net	8	9	9

All other information required by this Schedule is shown in Note 14—Reinsurance in the Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule V

Kansas City Life Insurance Company and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31
	2011	2010	2009
Mortgage loan allowance for loss:
Beginning of year	$3,410	$3,410	$3,410
Additions	-	-	-
Deductions	(561)	-	-

End of year	$2,849	$3,410	$3,410

Allowance for uncollectible accounts:
Beginning of year	$644	$1,306	$2,853
Additions	1,724	227	-
Deductions	(142)	(889)	(1,547)

End of year	$2,226	$644	$1,306

Please see Note 5 – Financing Receivables for additional information.

See accompanying Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial schedules I to V. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

Kansas City, Missouri

February 29, 2012

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

Management’s Assessment of Internal Control Over Financial Reporting

Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2011 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2011.

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
(816) 753-7299, Ext. 8216

For Immediate Release: February 29, 2012, press release reporting financial results for the fourth quarter of 2011.

Kansas City Life Announces Fourth Quarter 2011 Results

Kansas City Life Insurance Company recorded net income of $5.7 million or $0.51 per share in the fourth quarter of 2011, a $1.1 million or $0.09 per share decline relative to the same quarter in the prior year. The decline in earnings was primarily due to lower insurance and investment revenues, along with increased operating expenses.

Net income for 2011 was $26.1 million or $2.29 per share, an increase of $3.8 million or $0.34 per share compared to 2010. Increased investment revenues and lower policyholder benefits were the primary factors in the improved results. Insurance revenues declined in both the quarter and twelve-month periods by 8% and 7%, respectively, largely due to lower sales of immediate annuities. Partially offsetting the reduced sales of these fixed-rate products, sales of new individual life insurance and group accident and health insurance increased for both the fourth quarter and the year. New individual life insurance premiums increased $0.7 million or 4% for the year, largely due to increased sales in the Old American segment. New group accident and health insurance premiums increased $0.4 million or 3% for the twelve months, primarily due to increased short-term disability product sales.

Total investment revenues decreased $2.0 million or 4% in the fourth quarter, but increased $4.0 million or 2% for the full year. Included in these changes was a $0.7 million decrease in realized investment gains in the quarter and a $2.6 million increase in realized investment gains for the twelve months. Both the quarter and twelve months were negatively affected by lower yields available on fixed-rate security investments in recent periods. The impact of lower yields on securities was partially offset during the quarter and year by an increased allocation to higher-yielding commercial mortgage investments.

Policyholder benefits declined $13.1 million or 28% for the quarter and $27.2 million or 15% for the year, largely due to the lower sales of immediate annuities and the reduced benefit and contract reserves that result from these lower sales. In addition, policyholder benefits were reduced in both periods as a result of several factors, including the release of non-guaranteed interest on certain products, reduced claims and refinements in estimates from an actuarial system conversion during the fourth quarter. Also contributing to the decline in both periods were reduced benefits paid, net of reinsurance, in the group accident and health dental product line.

The amortization of deferred acquisition costs (DAC) increased $4.8 million or 67% in the fourth quarter and $6.9 million or 26% for the twelve months, primarily due to refinements in estimates and unlocking of assumptions regarding universal life and traditional products.

Finally, operating expenses increased $3.9 million or 15% in the quarter and $5.5 million or 5% for the year, largely due to increases in employee and agent benefit costs and legal expenses. Agent benefit costs include changes in the charge-off and allowance for doubtful agent receivable balances.

On January 23, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 8, 2012 to stockholders of record on February 2, 2012.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company’s primary business is providing financial protection through the sale of life insurance and annuities. The Company’s revenues were $419.0 million in 2011, and assets and life insurance in force were $4.4 billion and $29.2 billion, respectively, as of December 31, 2011. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.

Kansas City Life Insurance Company

Condensed Consolidated Income Statement

(amounts in thousands, except share data)

	Quarter ended		Year ended
	December 31		December 31
	2011	2010	2011	2010
Revenues	$103,490	$109,576	$419,043	$431,363

Net income	$5,703	$6,823	$26,133	$22,302

Net income per share, basic and diluted	$0.51	$0.60	$2.29	$1.95

Dividends paid	$0.27	$0.27	$1.08	$1.08

Average number of shares outstanding	11,318,348	11,467,204	11,419,931	11,486,306

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2012.

The Company has adopted a Code of Ethics for Officers, Directors and Employees. Copies are available on the Company’s website at www.kclife.com and a copy may be obtained without charge upon written request to the Company Secretary, 3520 Broadway, Kansas City, MO 64111.

Item 11. Executive Compensation

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 19, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April  19, 2012.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April  19, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Page Number
(a)(1) FinancialStatements (See Item 8: Financial Statements and Supplementary Data)	67

(a)(2) Supplementary Data and Financial Statement Schedules

Schedules are included at the following pages:

Page Number
I - Summary of Investments—Other than Investments in Related Parties, December 31, 2011	122
II - Condensed Financial Information of Registrant, Years ended December 31, 2011, 2010 and 2009	123
III - Supplementary Insurance Information, Years ended December 31, 2011, 2010 and 2009	127
IV - Reinsurance Information, Years ended December 31, 2011, 2010 and 2009	129
V - Valuation and Qualifying Accounts, Years ended December 31, 2011, 2010 and 2009	131

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)	Exhibits

Exhibit Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as Exhibit 3(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Kansas City Life Deferred Compensation Plan, as amended and restated effective July 10, 2009, and as further amended effective September 1, 2009. [Filed as Exhibit 10(a) to the Company’s 2009 10-K and incorporated herein by reference]

10(b)	Kansas City Life Insurance Company Savings and Profit Sharing Plan, Thirty-Fourth and Thirty-Fifth Amendments.

10(c)	Seventeenth Amendment, Kansas City Life Employee Stock Plan.

10(d)	Fourth Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the Company’s 2010 10-K and incorporated herein by reference]

10(e)	The Coinsurance Agreement between Kansas City Life Insurance Company and Transamerica Occidental Life Insurance Company of Cedar Rapids, Iowa effective January 19, 2005. [Filed as Exhibit 10(e) to the Company’s 2009 10-K/A and incorporated herein by reference][1]

10(f)	The Automatic YRT Reinsurance Agreement between Sunset Life Insurance Company of America and RGA Reinsurance Company effective January 1, 2002. [Filed as Exhibit 10(f) to the Company’s 2009 10-K/A and incorporated herein by reference][1]

10(g)	The Automatic and Facultative Reinsurance Agreement (Coinsurance Basis) between Kansas City Life Insurance Company and Security Life of Denver Insurance Company effective May 1, 2002. [Filed as Exhibit 10(g) to the Company’s 2009 10-K/A and incorporated herein by reference][1]

10(h)	The Automatic and Facultative Coinsurance Reinsurance Agreement between Kansas City Life Insurance Company and RGA Reinsurance Company effective May 1, 2002. [Filed as Exhibit 10(h) to the Company’s 2009 10-K/A and incorporated herein by reference][1]

10(i)	The Coinsurance Life Reinsurance Agreement between Old American Insurance Company and Employers Reassurance Corporation effective December 1, 1989. [Filed as Exhibit 10(i) to the Company’s 2009 10-K/A and incorporated herein by reference][1]

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K on November 3, 2004 and incorporated herein by reference]

10(k)	Kansas City Life Insurance Company Annual Incentive Plan Agreement.

10(l)	Kansas City Life Insurance Company Long Term Incentive Plan Agreement. [Filed as Exhibit 10(l) to the Company’s 2009 10-K/A and incorporated herein by reference]

10(m)	Kansas City Life Insurance Company Severance Plan. [Filed as Exhibit 10(m) to the Company’s 2010 10-K and incorporated herein by reference]

10(n)	Kansas City Life Insurance Company Cash Balance Pension Plan and Amendment dated January 28, 2011.

10(o)	Kansas City Life Insurance Company Employee Medical Plan.

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 99(e) to the Company’s 10-K Report for 2009 and incorporated herein by reference]

99(b)	Press Release titled “Kansas City Life Announces Sale of Real Estate Interests” dated February 14, 2012. [8-K filed on February 14, 2012 and incorporated herein by reference]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By:	/s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board	Date: February 29, 2012
(Principal Executive Officer)
Date: February 29, 2012	By: /s/ William A. Schalekamp
William A. Schalekamp
By: /s/ Walter E. Bixby	Director
Walter E. Bixby	Date: February 29, 2012
Director and Vice Chairman of the Board
Date: February 29, 2012	By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/ John C. Cozad	Director
John C. Cozad	Date: February 29, 2012
Director
Date: February 29, 2012	By: /s/ Michael Braude
Michael Braude
By: /s/ Kevin G. Barth	Director
Kevin G. Barth	Date: February 29, 2012
Director
Date: February 29, 2012

By: /s/ Mark A. Milton
Mark A. Milton
Director; Senior Vice President, Actuary
Date: February 29, 2012