Form 10-Q
period 2012-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2012-04-27
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,309,477 shares
Class	Outstanding March 31, 2012

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	March 31 2012	December 31 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,770,777	$2,682,142
Equity securities available for sale, at fair value	37,245	36,689
Mortgage loans	573,702	601,923
Real estate	98,595	127,962
Policy loans	79,574	80,375
Short-term investments	54,293	49,316
Other investments	3,113	3,364

Total investments	3,617,299	3,581,771

Cash	5,172	10,436
Accrued investment income	38,981	34,705
Deferred acquisition costs	179,987	181,564
Reinsurance receivables	191,214	189,885
Property and equipment	22,419	22,671
Other assets	60,576	60,601
Separate account assets	341,250	316,609

Total assets	$4,456,898	$4,398,242

LIABILITIES
Future policy benefits	$880,071	$879,015
Policyholder account balances	2,105,428	2,089,452
Policy and contract claims	33,836	36,511
Other policyholder funds	151,005	152,125
Other liabilities	217,661	213,825
Separate account liabilities	341,250	316,609

Total liabilities	3,729,251	3,687,537

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,106	41,101
Retained earnings	797,305	780,918
Accumulated other comprehensive income	30,636	30,086
Treasury stock, at cost (2012 - 7,187,203 shares; 2011 - 7,187,315 shares)	(164,521)	(164,521)

Total stockholders’ equity	727,647	710,705

Total liabilities and stockholders’ equity	$4,456,898	$4,398,242

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Comprehensive Income

	Quarter Ended March 31
	2012	2011
	(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$32,704	$33,625
Contract charges	25,133	26,234

Total insurance revenues	57,837	59,859
Investment revenues:
Net investment income	44,209	45,391
Net realized investment gains, excluding impairment losses	15,837	1,012
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(268)	(269)
Portion of impairment losses recognized in other comprehensive income	108	58

Net impairment losses recognized in earnings	(160)	(211)

Total investment revenues	59,886	46,192
Other revenues	2,185	2,408

Total revenues	119,908	108,459

BENEFITS AND EXPENSES
Policyholder benefits	38,470	45,274
Interest credited to policyholder account balances	20,558	20,481
Amortization of deferred acquisition costs	7,901	9,584
Operating expenses	23,962	25,865

Total benefits and expenses	90,891	101,204

Income before income tax expense	29,017	7,255

Income tax expense	9,576	2,464

NET INCOME	$19,441	$4,791

Comprehensive income, net of taxes:
Change in net unrealized gains on securities available for sale	$2,092	$(625)
Change in future policy benefits	(1,467)	720
Change in policyholder account balances	(75)	7

Other comprehensive income	550	102

COMPREHENSIVE INCOME	$19,991	$4,893

Basic and diluted earnings per share:
Net income	$1.72	$0.42

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Quarter Ended March 31, 2012
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,101
Excess of proceeds over cost of treasury stock sold	5

End of period	41,106

RETAINED EARNINGS
Beginning of period	780,918
Net income	19,441
Stockholder dividends of $0.27 per share	(3,054)

End of period	797,305

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of period	30,086
Other comprehensive income	550

End of period	30,636

TREASURY STOCK, at cost
Beginning of period	(164,521)
Cost of 103 shares acquired	(3)
Cost of 215 shares sold	3

End of period	(164,521)

TOTAL STOCKHOLDERS’ EQUITY	$727,647

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Quarter Ended March 31
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$19,441	$4,791
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of investment premium and discount	995	939
Depreciation	828	645
Acquisition costs capitalized	(9,652)	(8,743)
Amortization of deferred acquisition costs	7,901	9,584
Realized investment gains	(15,677)	(801)
Changes in assets and liabilities:
Reinsurance receivables	(1,329)	(2,220)
Future policy benefits	(1,200)	(2,962)
Policyholder account balances	(1,714)	(6,381)
Income taxes payable and deferred	5,976	1,577
Other, net	(9,304)	3,992

Net cash provided (used)	(3,735)	421

INVESTING ACTIVITIES
Purchases of investments:
Fixed maturity securities	(128,592)	(78,118)
Equity securities	(705)	(1,030)
Mortgage loans	(11,292)	(15,472)
Real estate	(2,656)	(2,900)
Policy loans	(3,460)	(3,450)
Sales of investments:
Fixed maturity securities	6,250	10,143
Equity securities	150	201
Real estate	47,328	-
Net purchases of short-term investments	(4,977)	(7,517)
Maturities, calls, and principal paydowns of investments:
Fixed maturity securities	40,036	64,114
Mortgage loans	38,954	19,864
Policy loans	4,261	4,822
Net disposition (acquisition) of property and equipment	(72)	40

Net cash used	(14,775)	(9,303)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Quarter Ended March 31
	2012	2011
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$61,463	$57,464
Withdrawals from policyholder account balances	(43,661)	(47,888)
Net transfers from separate accounts	1,358	871
Change in other deposits	(2,865)	921
Cash dividends to stockholders	(3,054)	(3,096)
Net disposition of treasury stock	5	7

Net cash provided	13,246	8,279

Decrease in cash	(5,264)	(603)
Cash at beginning of year	10,436	5,445

Cash at end of period	$5,172	$4,842

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	3,000	2,000

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

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2011 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period’s presentation.

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

Immaterial Correction of Errors

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan of $2.0 million before applicable income taxes and an after-tax impact of $1.3 million to net income and stockholders’ equity, which had been previously recorded during 2011. Management has evaluated this error both quantitatively and qualitatively, concluding that the error is not material to the consolidated financial statements. Please refer to Note 11 – Pensions and Other Postretirement Benefits for additional information.

During 2011, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows. The Company has revised the Consolidated Statement of Cash Flows for the period ended March 31, 2011. The changes resulted in an increase of $1.9 million to cash flows from operating activities and a decrease of the same amount to cash flows from financing activities. This change did not impact net income, the balance sheet, or stockholders’ equity for the period. Management has evaluated this error both quantitatively and qualitatively, concluding that this correction is not material to the consolidated financial statements.

Significant Accounting Policies

No significant updates or changes to these policies occurred during the quarter ended March 31, 2012.

For a full discussion of these significant accounting policies, please refer to the Company’s 2011 Form 10-K.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

2. New Accounting Pronouncements

For a full discussion of new accounting pronouncements and other regulatory activity and their impact on the Company, please refer to the Company’s 2011 Form 10-K.

Accounting Pronouncements Adopted During 2012

In October 2010, the FASB issued guidance that modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs. This guidance became effective for interim and annual periods beginning after December 15, 2011, with either prospective or retrospective application permitted. The Company adopted this new guidance prospectively on January 1, 2012. Please refer to Note 7 – Change in Accounting Principle for additional information.

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

In June 2011, the FASB issued new guidance regarding the manner in which entities present comprehensive income in the financial statements. This guidance removes the previous presentation options and provides that entities must report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This guidance also includes the requirement for reclassification adjustments for items that are reclassified from other comprehensive income to net income to be presented on the face of the financial statements. This guidance does not change the items that must be reported in other comprehensive income nor does it require any disclosures in addition to those previously required. In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassification adjustments. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

3. Investments

Fixed Maturity and Equity Securities Available for Sale

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class at March 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

U.S. Treasury securities and obligations of U.S. Government	$118,343	$11,886	$58	$130,171
Federal agencies [1]	22,206	3,075	1	25,280
Federal agency issued residential mortgage-backed securities [1]	103,397	9,756	-	113,153

Subtotal	243,946	24,717	59	268,604
Corporate obligations:
Industrial	476,199	41,500	2,312	515,387
Energy	165,977	19,033	144	184,866
Communications and technology	195,564	17,497	209	212,852
Financial	313,231	18,598	2,483	329,346
Consumer	478,165	42,792	862	520,095
Public utilities	260,966	36,009	579	296,396

Subtotal	1,890,102	175,429	6,589	2,058,942
Corporate private-labeled residential mortgage-backed securities	163,020	2,425	9,238	156,207
Municipal securities	148,669	21,608	20	170,257
Other	109,840	3,846	8,768	104,918
Redeemable preferred stocks	11,735	337	223	11,849

Fixed maturity securities	2,567,312	228,362	24,897	2,770,777
Equity securities	35,504	1,890	149	37,245

Total	$2,602,816	$230,252	$25,046	$2,808,022

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class at December 31, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$120,593	$13,856	$12	$134,437
Federal agencies [1]	22,401	3,480	-	25,881
Federal agency issued residential mortgage-backed securities [1]	109,738	9,901	2	119,637

Subtotal	252,732	27,237	14	279,955
Corporate obligations:
Industrial	444,030	43,710	860	486,880
Energy	152,580	19,131	-	171,711
Communications and technology	184,983	16,566	156	201,393
Financial	308,813	15,155	5,890	318,078
Consumer	452,962	43,788	263	496,487
Public utilities	259,609	38,094	1,366	296,337

Subtotal	1,802,977	176,444	8,535	1,970,886
Corporate private-labeled residential mortgage-backed securities	167,666	1,856	12,620	156,902
Municipal securities	150,267	18,316	61	168,522
Other	100,315	3,576	9,235	94,656
Redeemable preferred stocks	11,735	226	740	11,221

Fixed maturity securities	2,485,692	227,655	31,205	2,682,142
Equity securities	34,951	1,873	135	36,689

Total	$2,520,643	$229,528	$31,340	$2,718,831

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale at March 31, 2012 and December 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$99,799	$101,794	$79,651	$81,212
Due after one year through five years	582,944	626,986	599,904	639,706
Due after five years through ten years	1,039,768	1,140,637	946,752	1,045,645
Due after ten years	484,594	528,887	486,126	532,927
Securities with variable principal payments	348,472	360,624	361,524	371,431
Redeemable preferred stocks	11,735	11,849	11,735	11,221

	$2,567,312	$2,770,777	$2,485,692	$2,682,142

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary (OTTI). This process involves monitoring market events and other items that could impact issuers. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered are described in the Valuation of Investments section of Note 1 – Nature of Operations and Significant Accounting Policies of the Company’s 2011 Form 10-K.

To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Comprehensive Income and the cost basis of the underlying investment is reduced. The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Comprehensive Income and is reflected in other comprehensive income and accumulated other comprehensive income.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary and determining the portion of an other-than-temporary impairment that is due to credit. These risks and uncertainties are described in the Valuation of Investments section of Note 1 of the Company’s 2011 Form 10-K.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a top-down approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation. If the security is secured by an asset or guaranteed by another party, the value of the underlying secured asset or the financial ability of the third-party guarantor is evaluated as a secondary source of repayment. Such research is based upon a top-down approach, narrowing to the specific estimates of value and cash flow of the underlying secured asset or guarantor. If the security is a collateralized obligation, such as a mortgage-backed or other asset-backed instrument, research is also conducted to obtain and analyze the performance of the collateral relative to expectations at the time of acquisition and with regard to projections for the future. Such analyses are based upon historical results, trends, comparisons to collateral performance of similar securities, and analyses performed by third parties. This information is used to develop projected cash flows that are compared to the amortized cost of the security.

If a determination is made that an unsecured security, secured security, or security with a guaranty of payment by a third-party is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit. The estimate of the portion of impairment due to credit is based upon a comparison of ratings and maturity horizon for the security and relative historical default probabilities from one or more nationally recognized rating organizations. When appropriate for any given security, sector or period in the business cycle, the historical default probability is adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis is supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default. This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 non-U.S. Agency mortgage-backed securities that had such indications at March 31, 2012 and December 31, 2011. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

As part of the required accounting for unrealized gains and losses, the Company also adjusts the deferred acquisition costs (DAC) and value of business acquired (VOBA) assets to recognize the adjustment to those assets as if the unrealized gains and losses from securities classified as available for sale actually had been realized.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at March 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$3,798	$47	$907	$11	$4,705	$58
Federal agency issued residential mortgage-backed securities [1]	-	-	294	1	294	1

Subtotal	3,798	47	1,201	12	4,999	59
Corporate obligations:
Industrial	33,204	2,312	-	-	33,204	2,312
Energy	10,594	144	-	-	10,594	144
Communications and technology	13,048	209	-	-	13,048	209
Financial	18,230	183	17,873	2,300	36,103	2,483
Consumer	49,311	665	4,537	197	53,848	862
Public utilities	7,169	327	11,924	252	19,093	579

Subtotal	131,556	3,840	34,334	2,749	165,890	6,589
Corporate private-labeled residential mortgage-backed securities	12,866	1,779	59,115	7,459	71,981	9,238
Municipal securities	-	-	882	20	882	20
Other	3,125	1,054	45,671	7,714	48,796	8,768
Redeemable preferred stocks	622	3	3,461	220	4,083	223

Fixed maturity securities	151,967	6,723	144,664	18,174	296,631	24,897

Equity securities	67	106	1,041	43	1,108	149

Total	$152,034	$6,829	$145,705	$18,217	$297,739	$25,046

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At March 31, 2012, the Company had 82 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; 7 security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more. At December 31, 2011 the Company had 85 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; 10 security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at March 31, 2012 and December 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$935	$20	$2,953	$48
Due after one year through five years	18,682	392	42,416	2,120
Due after five years through ten years	117,755	3,983	64,772	2,616
Due after ten years	82,899	11,038	82,816	13,060

Total	220,271	15,433	192,957	17,844
Securities with variable principal payments	72,277	9,241	104,540	12,621
Redeemable preferred stocks	4,083	223	5,995	740

Total	$296,631	$24,897	$303,492	$31,205

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income for the quarter ended March 31, 2012.

Credit losses on securities held at beginning of year in accumulated other comprehensive income	$13,559
Additions for credit losses not previously recognized in other-than-temporary impairment	28
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	132
Reductions for securities sold during the period (realized)	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)

Credit losses on securities held at the end of year in accumulated other comprehensive income	$13,715

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31
	2012	2011
Gross gains resulting from:
Sales of investment securities	$313	$311
Investment securities called and other	208	863
Sales of real estate	15,170	-

Total gross gains	15,691	1,174

Gross losses resulting from:
Investment securities called and other	(53)	(54)
Mortgage loans	(165)	(3)

Total gross losses	(218)	(57)
Change in allowance for potential future losses on mortgage loans	364	-
Amortization of DAC and VOBA	-	(105)

Net realized investment gains, exluding impairment losses	15,837	1,012

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(268)	(269)
Portion of loss recognized in other comprehensive income	108	58

Net impairment losses recognized in earnings	(160)	(211)

Net realized investment gains	$15,677	$801

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the quarters ended March 31.

	2012	2011
Proceeds	$6,400	$10,143
Gross realized gains	313	311
Gross realized losses	-	-

Mortgage Loans

The Company invests on an ongoing basis in commercial mortgage loans that are secured by real estate. The Company had 16% of its invested assets in commercial mortgage loans at March 31, 2012, compared to 17% at December 31, 2011. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 45% and 46% at March 31, 2012 and December 31, 2011, respectively, and is based upon the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table summarizes the amount of mortgage loans held by the Company at March 31, 2012 and December 31, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	March 31 2012	% of Total	December 31 2011	% of Total
Prior to 2002	$24,382	4%	$28,437	5%
2003	39,632	7%	42,112	7%
2004	29,460	5%	29,966	5%
2005	53,229	9%	54,802	9%
2006	41,420	7%	42,676	7%
2007	34,964	6%	35,323	6%
2008	38,940	7%	44,285	7%
2009	48,872	8%	50,574	8%
2010	108,278	19%	133,684	22%
2011	141,592	25%	142,913	24%
2012	15,418	3%	-	-

	576,187	100%	604,772	100%
Allowance for potential future losses	(2,485)		(2,849)

Total	$573,702		$601,923

The following table identifies mortgage loans by geographic location at March 31, 2012 and December 31, 2011.

	March 31 2012	% of Total	December 31 2011	% of Total
Pacific	$135,033	23%	$138,529	23%
West north central	106,635	19%	130,481	22%
West south central	100,445	17%	98,036	16%
Mountain	81,144	14%	82,029	14%
South atlantic	61,567	11%	63,125	10%
Middle atlantic	41,851	7%	42,112	7%
East north central	30,682	5%	30,482	5%
East south central	18,830	4%	19,978	3%

	576,187	100%	604,772	100%
Allowance for potential future losses	(2,485)		(2,849)

Total	$573,702		$601,923

The following table identifies mortgage loans by property type at March 31, 2012 and December 31, 2011. The Other category consists of apartments and retail properties.

	March 31 2012	% Total	December 31 2011	% Total
Industrial	$242,222	42%	$251,839	42%
Office	236,417	41%	243,885	40%
Medical	42,572	7%	43,089	7%
Other	54,976	10%	65,959	11%

	576,187	100%	604,772	100%
Allowance for potential future losses	(2,485)		(2,849)

Total	$573,702		$601,923

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the concentration of mortgage loans by state greater than 5% at March 31, 2012 and December 31, 2011.

	March 31 2012	% of Total	December 31 2011	% of Total
California	$115,233	20%	$117,261	19%
Texas	87,289	15%	84,724	14%
Minnesota	63,932	11%	64,952	11%
Florida	35,093	6%	31,310	5%
All others	274,640	48%	306,525	51%

	576,187	100%	604,772	100%
Allowance for potential future losses	(2,485)		(2,849)

Total	$573,702		$601,923

The table below identifies the carrying amount of mortgage loans by maturity at March 31, 2012 and December 31, 2011.

	March 31 2012	% of Total	December 31 2011	% of Total
Due in one year or less	$6,188	1%	$2,356	-
Due after one year through five years	191,385	33%	153,822	25%
Due after five years through ten years	239,835	42%	255,615	42%
Due after ten years	138,779	24%	192,979	33%

	576,187	100%	604,772	100%
Allowance for potential future losses	(2,485)		(2,849)

Total	$573,702		$601,923

The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company’s underwriting and pricing parameters. The Company refinanced loans with outstanding balances of $4.7 million and $7.8 million during the first quarters of 2012 and 2011, respectively.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 16-Commitments.

At March 31, 2012, the Company had a construction-to-permanent loan in the amount of $2.8 million, of which $2.5 million had been disbursed. At completion and fulfillment of occupancy requirements, the construction loan will convert to long-term, fixed rate permanent loans.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Short-Term Financial Assets

Short-term financial assets include cash and other short-term assets. Other short-term assets are invested in institutional money market funds. These assets are categorized as Level 2 in the fair value hierarchy as the valuation is based upon the net asset value (NAV) of the fund.

Loans

The Company does not record loans at fair value. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for purpose of disclosure.

Fair values of mortgage loans on real estate properties are calculated by discounting contractual cash flows, using discount rates based on current industry pricing or the Company’s estimate of an appropriate risk-adjusted discount rate for loans of similar size, type, remaining maturity, likelihood of prepayment, and repricing characteristics. Mortgage loans are categorized as Level 3 in the fair value hierarchy.

The Company also has loans made to policyholders. These loans cannot exceed the cash surrender value of the policy. Carrying value of policy loans approximates fair value. Policy loans are categorized as Level 3 in the fair value hierarchy.

Separate Accounts

The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV. They are categorized as Level 2 in the fair value hierarchy, as the Company receives independent prices from external pricing sources to determine the fair value.

Liabilities

Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon account value. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values. The fair values of supplementary contracts without life contingencies are estimated to be the present value of payments using a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date. These liabilities are categorized as Level 3 in the fair value hierarchy.

Guaranteed Minimum Withdrawal Benefits (GMWB)

The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. Fair value for GMWB rider contracts is a Level 3 valuation, as it is based on models which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for volatility, risk, and issuer non-performance.

Notes Payable

Fair values for short-term notes payable approximate carrying value. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment.

Determination of Fair Value

The determination of the fair value of the Company’s fixed maturity and equity securities is the responsibility of the Company’s investment accounting group, which reports to the Principal Accounting Officer. This group manages and creates the policies and processes used to determine the fair value for these assets. This group employs third-party pricing services and obtains selected support from the Company’s portfolio managers in order to achieve results for this multi-tiered process. All prices are reviewed by the investment accounting group. The financial reporting group, the Principal Accounting Officer, and the Chief Financial Officer also review the fair value methodologies and the fair values that are obtained each quarter. The results of those reviews are made known to the Company’s internal Disclosure Committee and to the Company’s Audit Committee. In addition, any significant policy or process changes made during the quarter are also discussed with the Company’s Audit Committee.

The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At March 31, 2012, 96% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 3% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event that a price is not available from either third-party pricing service,

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities. In total, the Company internally determined the prices for 18 securities at March 31, 2012. These securities totaled 3% of the fair value of the Company’s investment portfolio.

Each quarter, the Company performs an analysis on the prices received from third-party security pricing services and independent brokers to assess that the prices represent a reasonable estimate of the fair value. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service’s methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy.

Fair value measurements for assets and liabilities where there exists limited or no observable market data are calculated using the Company’s own estimates and are categorized as Level 3. These estimates are based on current interest rates, credit spreads, liquidity premium or discount, the economic and competitive environment, unique characteristics of the asset or liability, and other pertinent factors. Therefore, these estimates cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any valuation technique. Further, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

The Company’s own estimates of fair value of fixed maturity and equity securities are derived in a number of ways, including but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities, incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity, and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) observable market prices and exchange transaction information not provided by external pricing services; and 6) statement values provided to the Company by fund managers.

The determination of the value of the Company’s liabilities that are reported at fair value in the financial statements is the responsibility of the Company’s valuation actuary group, which reports to the Company’s Senior Vice President and Actuary. This group manages and creates the policies and processes used to determine the fair value for these liabilities. This methodology uses internal assumptions and directed third-party inputs to derive a value including a risk-neutral option pricing model that incorporates a third-party-developed index that is consistent with the attributes of the product and provides for an approximate match of the volatility measure with the expected life of the underlying contracts. The fair value methodologies and the fair values are reviewed by the Senior Vice President and Actuary, the Principal Accounting Officer, and the Chief Financial Officer. The results of those reviews are made known to the Company’s internal Disclosure Committee and to the Company’s Audit Committee. In addition, any significant policy or process changes made during the quarter are also discussed with the Company’s Audit Committee.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	March 31, 2012
Assets:	Level 1	Level 2	Level 3	Total
U.S. Treasury securities and obligations of U.S. Government	$12,781	$114,005	$3,385	$130,171
Federal agencies [1]	-	25,280	-	25,280
Federal agency issued residential mortgage-backed securities [1]	-	113,153	-	113,153

Subtotal	12,781	252,438	3,385	268,604
Corporate obligations:
Industrial	-	512,936	2,451	515,387
Energy	-	182,475	2,391	184,866
Communications and technology	-	212,852	-	212,852
Financial	-	317,554	11,792	329,346
Consumer	-	498,831	21,264	520,095
Public utilities	-	296,396	-	296,396

Subtotal	-	2,021,044	37,898	2,058,942
Corporate private-labeled residential mortgage-backed securities	-	156,207	-	156,207
Municipal securities	-	165,888	4,369	170,257
Other	-	104,918	-	104,918
Redeemable preferred stocks	11,849	-	-	11,849

Fixed maturity securities	24,630	2,700,495	45,652	2,770,777

Equity securities	2,297	33,855	1,093	37,245

Total	$26,927	$2,734,350	$46,745	$2,808,022

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$(950)	$(950)

Total	$-	$-	$(950)	$(950)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,876	$118,130	$3,431	$134,437
Federal agencies [1]	-	25,881	-	25,881
Federal agency issued residential mortgage-backed securities [1]	-	119,637	-	119,637

Subtotal	12,876	263,648	3,431	279,955
Corporate obligations:
Industrial	-	486,380	500	486,880
Energy	-	169,342	2,369	171,711
Communications and technology	-	201,393	-	201,393
Financial	-	307,464	10,614	318,078
Consumer	-	474,553	21,934	496,487
Public utilities	-	296,337	-	296,337

Subtotal	-	1,935,469	35,417	1,970,886
Corporate private-labeled residential mortgage-backed securities	-	156,902	-	156,902
Municipal securities	-	163,611	4,911	168,522
Other	-	94,656	-	94,656
Redeemable preferred stocks	11,221	-	-	11,221

Fixed maturity securities	24,097	2,614,286	43,759	2,682,142

Equity securities	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$(187)	$(187)

Total	$-	$-	$(187)	$(187)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,630	$2,662,120	$-	$2,686,750
Priced from independent broker quotations	-	38,375	-	38,375
Priced from internal matrices and calculations	-	-	45,652	45,652

Subtotal	24,630	2,700,495	45,652	2,770,777

Equity securities available for sale:
Priced from external pricing services	2,297	7,245	-	9,542
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	26,610	1,093	27,703

Subtotal	2,297	33,855	1,093	37,245

Total	$26,927	$2,734,350	$46,745	$2,808,022

Percent of total	1%	97%	2%	100%

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,097	$2,582,617	$-	$2,606,714
Priced from independent broker quotations	-	31,669	-	31,669
Priced from internal matrices and calculations	-	-	43,759	43,759

Subtotal	24,097	2,614,286	43,759	2,682,142

Equity securities available for sale:
Priced from external pricing services	2,216	7,444	-	9,660
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,906	1,123	27,029

Subtotal	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2012 and year ended December 31, 2011 are summarized below:

	Quarter Ended March 31, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	4	-	4	(688)
Included in other comprehensive income	(299)	(30)	(329)	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	55
Sales	-	-	-	-
Other dispositions	(1,626)	-	(1,626)	(130)
Transfers into Level 3	3,814	-	3,814	-
Transfers out of Level 3	-	-	-	-

Ending balance	$45,652	$1,093	$46,745	$(950)

Net unrealized losses	$(299)	$(30)	$(329)

	Year Ended December 31, 2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	11	92	103	2,500
Included in other comprehensive income	1,385	51	1,436	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	163
Sales	-	-	-	-
Other dispositions	(2,977)	(200)	(3,177)	(51)
Transfers into Level 3	8,640	-	8,640	-
Transfers out of Level 3	(19,101)	-	(19,101)	-

Ending balance	$43,759	$1,123	$44,882	$(187)

Net unrealized gains	$1,401	$105	$1,506

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 or Level 2 during the quarter ended March 31, 2012.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Fixed maturity securities	$45,652	Market comparable	Spread adjustment	46-376	180

The Company’s primary category of Level 3 fair values is fixed maturity securities, totaling $45.7 million as of March 31, 2012. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.2 million, as of March 31, 2012.

Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company’s financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.

The table below is a summary of fair value estimates at March 31, 2012 and December 31, 2011 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,770,777	$2,770,777	$2,682,142	$2,682,142
Equity securities available for sale	37,245	37,245	36,689	36,689
Mortgage loans	573,702	615,458	601,923	642,905
Policy loans	79,574	79,574	80,375	80,375
Cash and short-term investments	59,465	59,465	59,752	59,752
Separate account assets	341,250	341,250	316,609	316,609
Liabilities:
Individual and group annuities	1,101,097	1,079,562	1,082,324	1,062,407
Supplementary contracts without life contingencies	55,488	54,216	56,193	54,824
Separate account liabilities	341,250	341,250	316,609	316,609
Other policyholder funds - GMWB	(950)	(950)	(187)	(187)

5. Financing Receivables

The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as an asset in the Company’s balance sheet.

The table below identifies the Company’s financing receivables by classification at March 31, 2012 and December 31, 2011.

	March 31 2012	December 31 2011
Receivables:
Agent receivables, net (allowance $2,232; $2,226—2011)	$1,524	$1,708
Investment-related financing receivables:
Mortgage loans, net (allowance $2,485; $2,849—2011)	573,702	601,923

Total financing receivables	$575,226	$603,631

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Agent Receivables

The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.7 million at March 31, 2012 and the Company maintained an allowance for doubtful accounts totaling $2.2 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2011. The Company identified additions to the allowance for doubtful accounts of $0.1 million in the first quarter of 2012, the result of expected defaults on selected agent receivables. Also, the allowance was reduced $0.1 million during the first quarter of 2012, largely due to write-offs of defaulted agent receivables and collections of agent receivables. The Company has two types of agent receivables included in this category as follows:

•

Agent specific loans. At March 31, 2012, these loans totaled $1.0 million with an allowance for doubtful accounts of $0.2 million. At December 31, 2011, agent specific loans totaled $0.8 million with an allowance for doubtful accounts of $0.2 million.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.7 million, with an allowance for doubtful accounts of $2.0 million at March 31, 2012. Gross agent receivables totaled $3.1 million and the allowance for doubtful accounts was $2.0 million at December 31, 2011.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents an aging schedule for delinquent payments for both principal and interest at March 31, 2012 and December 31, 2011, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2012
Industrial	$-	$-	$-	$-	$-
Medical	-	-	-	-	-
Office	184	9	-	-	9
Other	-	-	-	-	-

Total	$184	$9	$-	$-	$9

December 31, 2011
Industrial	$-	$-	$-	$-	$-
Office	816	13	-	-	13
Medical	7,019	75	-	-	75
Other	-	-	-	-	-

Total	$7,835	$88	$-	$-	$88

At March 31, 2012, there was one mortgage loan that was 30 days past due. Subsequently, payment was received and this loan was brought current in April 2012.

The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for credit losses was $2.5 million at March 31, 2012 and $2.8 million at December 31, 2011. For information regarding management’s periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 5 – Financing Receivables in the Company’s 2011 Form 10-K.

The following table details the activity of the allowance for potential future losses on mortgage loans at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Beginning of year	$2,849	$3,410
Additions	-	-
Deductions	(364)	(561)

End of period	$2,485	$2,849

The Company has had three mortgage loan defaults in the current and prior year. One loan was foreclosed in the first quarter of 2012 and an impairment of $0.2 million was recorded. One of the loan defaults in 2011 resulted in an impairment of $0.4 million, while the second loan default in 2011 did not result in an impairment based upon the fair value of the property being greater than the loan value. The Company had no troubled loans that were restructured or modified during 2012 or 2011.

6. Variable Interest Entities

The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability corporations that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income. For additional information, please refer to Note 6 - Variable Interest Entities in the Company’s 2011 Form 10-K.

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at March 31, 2012 and December 31, 2011. The table includes investments in eight real estate joint ventures and 28 affordable housing real estate joint ventures at March 31, 2012 and investments in eleven real estate joint ventures and 28 affordable housing real estate joint ventures at December 31, 2011.

	March 31 2012		December 31 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$24,170	$24,170	$35,551	$35,551
Affordable housing real estate joint ventures	22,127	61,007	20,749	61,124

Total	$46,297	$85,177	$56,300	$96,675

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

At March 31, 2012 and December 31, 2011, the Company had $4.3 million and $6.4 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements (Unaudited) for both periods. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures at March 31, 2012 and December 31, 2011 includes $12.5 million and $13.2 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

7. Change in Accounting Principle

The Company adopted Accounting Standards Update (ASU) No. 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” effective January 1, 2012. This guidance modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs.

Effective January 1, 2012, the Company prospectively adopted this guidance. Pursuant to this guidance, the Company evaluated the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Deferred acquisition costs are capitalized as incurred. These costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts. For interest sensitive and variable insurance products, estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. At the issuance of policies, projections of estimated gross profits are made which are then replaced by actual gross profits over the lives of the policies. The Company considers the following assumptions to be of significance when projecting future estimated gross profits: mortality, interest rates and spreads, surrender and withdrawal rates and expense margins.

The amount of acquisition costs capitalized during the first quarter of 2012, the period of adoption, was $9.7 million. The amount of acquisition costs that would have been capitalized during the first quarter of 2012 if the Company’s previous policy had been applied during that period would have been $8.7 million. Thus, the adoption of this guidance resulted in a $1.0 million increase in the amount of acquisition costs capitalized. In addition, the implementation of this guidance also impacted the amortization of DAC and benefit and contract reserve change on selected products. The net result of the adoption of ASU No. 2010-26 was a $0.7 million increase in pretax earnings in the first quarter of 2012.

8. Separate Accounts

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $94.2 million at March 31, 2012 (December 31, 2011—$86.6 million) and the guarantee liability was ($1.0) million at March 31, 2012 (December 31, 2011—($0.2) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at March 31, 2012 was $0.1 million (December 31, 2011—$0.2 million).

9. Notes Payable

The Company had no notes payable at March 31, 2012 or December 31, 2011.

As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in both the first quarter of 2012 and 2011.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2012. The Company anticipates renewing these lines as they come due.

10. Income Taxes

The first quarter income tax expense was $9.6 million or 33% of income before tax for 2012, versus $2.5 million or 34% of income before tax for the prior year period.

The effective income tax rate in 2012 was less than the prevailing corporate federal income tax rate of 35% primarily due to permanent differences, including the dividends-received deduction, and tax benefits related to affordable housing investments.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The Company did not have any uncertain tax positions at March 31, 2012.

At March 31, 2012, the Company had a $5.6 million current tax liability and a $69.1 million deferred tax liability compared to a $0.3 million current tax recoverable and a $68.8 million deferred tax liability at December 31, 2011.

11. Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the first quarters ended March 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31		March 31
	2012	2011	2012	2011
Service cost	$-	$-	$199	$161
Interest cost	1,475	1,871	452	387
Expected return on plan assets	(2,225)	(2,342)	(8)	(9)
Amortization of:
Unrecognized actuarial gain (loss)	(1,425)	896	70	4
Unrecognized prior service cost	-	-	(63)	(68)

Net periodic benefit cost	$(2,175)	$425	$650	$475

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan. The Company determined that upon curtailment of the plan on January 1, 2011, the status of the plan participants should have changed from active to inactive. The amortization period was corrected from the average remaining service period of plan participants, approximately 10 years, to the average remaining life expectancy of plan participants, approximately 26 years. The Company has recognized approximately a $2.0 million pre-tax benefit related to the reversal of amortization recorded during 2011.

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

No payments were made under this plan during quarters ended March 31, 2012 and 2011.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. Accruals of share-based compensation as operating expense were $0.3 million and $0.1 million, net of tax, in the first quarters of 2012 and 2011, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

13. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC, VOBA, future policy benefits, and policyholder account balances. In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax.

The table below provides information about comprehensive income for the first quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$7,324	$2,563	$4,761
Equity securities	2	1	1
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	468	164	304
Other-than-temporary impairment losses recognized in earnings	(268)	(94)	(174)
Other-than-temporary impairment losses recognized in other comprehensive income	108	38	70

Net unrealized gains (losses) excluding impairment losses	7,018	2,456	4,562
Effect on DAC and VOBA	(3,800)	(1,330)	(2,470)
Future policy benefits	(2,256)	(789)	(1,467)
Policyholder account balances	(116)	(41)	(75)

Other comprehensive income	$846	$296	$550

Net income			19,441

Comprehensive income			$19,991

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Quarter Ended March 31, 2011
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$(146)	$(51)	$(95)
Equity securities	28	10	18
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	1,120	392	728
Other-than-temporary impairment losses recognized in earnings	(269)	(94)	(175)
Other-than-temporary impairment losses recognized in other comprehensive income	58	20	38

Net unrealized gains (losses) excluding impairment losses	(1,027)	(359)	(668)
Effect on DAC and VOBA	67	24	43
Future policy benefits	1,107	387	720
Policyholder account balances	10	3	7

Other comprehensive income	$157	$55	$102

Net income			4,791

Comprehensive income			$4,893

The following table provides accumulated balances related to each component of accumulated other comprehensive income at March 31, 2012.

	Net Unrealized Gain (Loss) on Non-Impaired Securities	Net Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(15,903)	$(578)	$(16,199)	$30,086
Other comprehensive income	2,138	4,880	-	(3,800)	(2,256)	(116)	(296)	550

End of period	$215,938	$(10,732)	$(78,451)	$(60,771)	$(18,159)	$(694)	$(16,495)	$30,636

14. Earnings Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended March 31, 2012 and 2011 was 11,309,395 and 11,467,208, respectively. The number of shares outstanding at March 31, 2012 and 2011 was 11,309,477 and 11,467,319, respectively.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

15. Segment Information

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations[1]	Consolidated
Insurance revenues:
First quarter:	2012	$28,569	$12,067	$17,300	$(99)	$57,837
	2011	30,732	12,554	16,708	(135)	59,859
Net investment income:
First quarter:	2012	$41,121	$128	$2,960	$-	$44,209
	2011	42,113	145	3,133	-	45,391
Net income (loss):
First quarter:	2012	$19,487	$(335)	$289	$-	$19,441
	2011	6,105	(400)	(914)	-	4,791

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

16. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2012, the Company had purchase commitments to fund mortgage loans and other investments of $13.5 million. Included in this total, the Company had commitments to originate mortgage loans of $8.9 million at March 31, 2012 with fixed interest rates ranging from 4.125% to 5.50%. At March 31, 2012, the Company also had commitments to fund one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance.

17. Contingent Liabilities

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

The Company’s retail broker-dealer subsidiary is in an industry that involves substantial risks of liability. The Company’s broker-dealer subsidiary, SFS, has been named as a defendant in several new cases in recent periods. In recent years, regulatory proceedings, litigation, and FINRA arbitration actions related to registered representative activity and securities products (including, mutual funds, variable annuities, and alternative investments, such as real estate investment products and oil and gas investments) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

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

19. Subsequent Events

On April 23, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid May 9, 2012 to stockholders of record as of May 3, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the quarters ended March 31, 2012 and 2011 and the financial condition of the Company at March 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2011 Form 10-K.

Overview

Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life insurance and annuity products. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. For additional information, please refer to the Overview included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Form 10-K.

Cautionary Statement on Forward-Looking Information

This report reviews the Company’s financial condition and results of operations, and historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” that fall within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements rather than historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meaning.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results as filed in the Company’s 2011 Form 10-K. For additional information, please refer to the Overview included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Form 10-K.

Consolidated Results of Operations

Summary of Results

The Company earned net income of $19.4 million in the first quarter of 2012 compared to $4.8 million in the first quarter of 2011. Net income per share was $1.72 in the first quarter of 2012 versus $0.42 in same period in the prior year. The following table presents variances between the results for the first quarters ended March 31, 2012 and 2011. Additional information on these items is presented below.

Insurance and other revenues	$(2,245)
Net investment income	(1,182)
Net realized investment gains	14,876
Policyholder benefits and interest credited to policyholder account balances	6,727
Amortization of deferred acquisition costs	1,683
Operating expenses	1,903
Income tax expense	(7,112)

Total variance	$14,650

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

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. This assistance includes support to existing agents to stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities when they occur.

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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$4,356	(1)	$4,411	12
Immediate annuities	1,708	(37)	2,709	(50)
Group life insurance	481	(3)	494	(21)
Group accident and health insurance	2,544	(30)	3,624	9

Total new premiums	9,089	(19)	11,238	(15)
Renewal premiums	37,250	5	35,446	2

Total premiums	46,339	(1)	46,684	(3)
Reinsurance ceded	(13,635)	4	(13,059)	1

Premiums, net	$32,704	(3)	$33,625	(4)

Consolidated total premiums decreased $0.3 million or 1% in the first quarter of 2012 versus the same period in the prior year, as total new premiums decreased $2.1 million or 19% and total renewal premiums increased $1.8 million or 5%. The decrease in total new premiums primarily reflected reductions of $1.1 million or 30% and $1.0 million or 37% in new group accident and health insurance and immediate annuities, respectively. New group accident and health insurance premiums decreased due to declines in short-term disability and dental sales. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. The decrease in new immediate annuity sales can also be attributed to lower interest rates and increased competition from alternative products. The increase in renewal premiums was largely due to a $1.3 million or 14% increase in group accident and health premiums and a $0.8 million increase in individual life insurance premiums. The increase in group accident and health renewal premiums was largely due to increases in short-term disability product line renewals.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$3,303	17	$2,812	(18)
Variable universal life insurance	157	(30)	225	(7)
Fixed deferred annuities	19,150	29	14,892	35
Variable annuities	3,961	3	3,837	(35)

Total new deposits	26,571	22	21,766	6
Renewal deposits	34,892	(2)	35,698	8

Total deposits	$61,463	7	$57,464	7

Total new deposits increased $4.8 million or 22% in the first quarter of 2012 compared with the first quarter of 2011. This change was primarily due to a $4.3 million or 29% increase in new fixed deferred annuity deposits and a $0.5 million or 17% increase in new universal life deposits. Total renewal deposits decreased $0.8 million or 2% in the first quarter of 2012 versus last year. Renewal variable annuity deposits decreased $1.1 million or 37%. Partially offsetting this was a $0.5 million or 6% increase in renewal fixed deferred annuity deposits.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the first quarter of 2012, total insurance revenues decreased $2.0 million or 3%, reflecting a $0.9 million or 3% decrease in net premiums and a $1.1 million or 4% decrease in contract charges. Total individual life premiums increased $0.8 million or 3% and total accident and health premiums were essentially flat compared with last year. Offsetting these, total immediate annuity premiums decreased $1.3 million or 42%.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges on policyholder account balances. Certain contract charges are not recognized in income immediately but are deferred and are amortized into income in proportion to the expected future gross profits of the business, in a manner similar to DAC. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins, and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales and has the intent of servicing to achieve long-term profit streams. Total contract charges on closed blocks equaled 35% of total consolidated contract charges in both the first quarters of 2012 and 2011. Total contract charges on closed blocks declined 3% in the first quarter of 2012 compared to the first quarter of 2011, while total contract charges on open, or ongoing, blocks of business decreased 5%.

Total contract charges on all blocks of business decreased $1.1 million or 4% in the first quarter of 2012 compared to the first quarter of 2011. The largest factor in the 2012 decline was a $0.8 million decrease in deferred revenue, largely resulting from a system upgrade during 2011 that led to enhanced reinsurance modeling capabilities. In addition, cost of insurance charges decreased $0.2 million, largely due to the runoff of closed blocks.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums increased $0.6 million or 4% in the first quarter as compared to the same period in 2011. The Group segment experienced a $0.7 million or 30% increase in reinsurance ceded, reflecting increased disability and group life sales that were reinsured. Reinsurance ceded for the Old American segment declined $0.1 million or 18% in the first quarter of 2012, reflecting the continued runoff of a large closed block of reinsured business. Reinsurance ceded for the Individual Insurance segment remained essentially flat in the first quarter of 2012 compared to one year earlier.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $1.5 million or 3% in the first quarter of 2012, compared with the same period in 2011. While average invested assets increased during 2012, this was more than offset by lower yields earned on certain investments.

Fixed maturity securities provided a majority of the Company’s investment income during the quarter ended March 31, 2012. Income on these investments declined $1.5 million or 4% in the first quarter of 2012 compared to the prior year, reflecting declines in average invested assets and yields earned.

Investment income from mortgage loans increased $0.7 million or 8% in the first quarter of 2012 compared to the same period in 2011. This improvement was largely the result of higher mortgage loan portfolio holdings in the first quarter of 2012 compared to the first quarter of 2011, as the Company significantly increased the mortgage loan balance through purchases made during 2011.

In addition, the market value declined on an alternative investment fund, which resulted in a decrease of investment income of $0.3 million in the first quarter of 2012 compared to the first quarter of 2011.

Net investment income is stated net of investment expenses. Investment expenses decreased $0.3 million or 9% in the first quarter of 2012 compared to the same period in 2011. This change is largely attributable to decreased real estate expenses, resulting from the sale of several properties.

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

The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2012 and 2011.

	Quarter Ended
	March 31
	2012	2011
Gross gains resulting from:
Sales of investment securities	$313	$311
Investment securities called and other	208	863
Sales of real estate	15,170	-

Total gross gains	15,691	1,174

Gross losses resulting from:
Investment securities called and other	(53)	(54)
Mortgage loans	(165)	(3)

Total gross losses	(218)	(57)
Change in allowance for potential future losses on mortgage loans	364	-
Amortization of DAC and VOBA	-	(105)

Net realized investment gains, exluding impairment losses	15,837	1,012

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(268)	(269)
Portion of loss recognized in other comprehensive income	108	58

Net impairment losses recognized in earnings	(160)	(211)

Net realized investment gains	$15,677	$801

The Company recorded a net realized investment gain of $15.7 million in the first quarter of 2012, compared with a $0.8 million net realized investment gain in the first quarter of 2011. During the first quarter of 2012, investment gains on sales of real estate totaled $15.2 million. In addition, the Company recorded $0.3 million in gains from the sale of investment securities and $0.2 million in gains from investment securities called and other. Partially offsetting these gains, investment losses of $0.2 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. In the above table, investment securities called and other includes, but is not limited to, principal payments and sinking funds.

The Company’s analysis of securities for the quarter ended March 31, 2012 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million due to credit impairments. These seven securities accounted for all of the other-than-temporary impairments in the first quarter of 2012. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.3 million in the first quarter of 2012, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $52.3 million.

The following table summarizes securities with other-than-temporary impairments recognized in earnings by business segment during the first quarters of 2012 and 2011 by asset class:

Quarter Ended
March 31
2012
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$143
Old American	17

Total	$160

Segment detail:
Individual Insurance	$143
Old American	17

Consolidated total	$160

Quarter Ended
March 31
2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188
Old American	23

Total	$211

Segment detail:
Individual Insurance	$188
Old American	23

Consolidated total	$211

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2012 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Other - 7 securities	$143	$17	$160

Total	$143	$17	$160

The following table provides detail regarding investment securities that were written down through earnings during the first quarter of 2011 by business segment, none of which exceeded $0.5 million on a consolidated basis.

	Impairment Loss
Security	Individual Insurance	Old American	Consolidated	Description
Other - 4 securities	$188	$23	$211

Total	$188	$23	$211

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

The following table provides information regarding fixed maturity and equity securities by asset class at March 31, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$130,171	5%	$125,466	$11,886	$4,705	$58
Federal agencies [1]	25,280	1%	25,280	3,075	-	1
Federal agency issued residential mortgage-backed securities [1]	113,153	4%	112,859	9,756	294	-

Subtotal	268,604	10%	263,605	24,717	4,999	59
Corporate obligations:
Industrial	515,387	18%	482,183	41,500	33,204	2,312
Energy	184,866	6%	174,272	19,033	10,594	144
Communications and technology	212,852	7%	199,804	17,497	13,048	209
Financial	329,346	12%	293,243	18,598	36,103	2,483
Consumer	520,095	18%	466,247	42,792	53,848	862
Public utilities	296,396	11%	277,303	36,009	19,093	579

Subtotal	2,058,942	72%	1,893,052	175,429	165,890	6,589
Corporate private-labeled residential mortgage-backed securities	156,207	6%	84,226	2,425	71,981	9,238
Municipal securities	170,257	6%	169,375	21,608	882	20
Other	104,918	4%	56,122	3,846	48,796	8,768
Redeemable preferred stocks	11,849	1%	7,766	337	4,083	223

Fixed maturities	2,770,777	99%	2,474,146	228,362	296,631	24,897
Equity securities	37,245	1%	36,137	1,890	1,108	149

Total	$2,808,022	100%	$2,510,283	$230,252	$297,739	$25,046

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$134,437	5%	$133,478	$13,856	$959	$12
Federal agencies [1]	25,881	1%	25,881	3,480	-	-
Federal agency issued residential mortgage-backed securities [1]	119,637	4%	118,694	9,901	943	2

Subtotal	279,955	10%	278,053	27,237	1,902	14
Corporate obligations:
Industrial	486,880	18%	461,425	43,710	25,455	860
Energy	171,711	6%	171,711	19,131	-	-
Communications and technology	201,393	7%	194,154	16,566	7,239	156
Financial	318,078	12%	250,403	15,155	67,675	5,890
Consumer	496,487	18%	481,033	43,788	15,454	263
Public utilities	296,337	11%	280,475	38,094	15,862	1,366

Subtotal	1,970,886	72%	1,839,201	176,444	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	156,902	6%	53,304	1,856	103,598	12,620
Municipal securities	168,522	6%	164,613	18,316	3,909	61
Other	94,656	4%	38,253	3,576	56,403	9,235
Redeemable preferred stocks	11,221	1%	5,226	226	5,995	740

Fixed maturities	2,682,142	99%	2,378,650	227,655	303,492	31,205
Equity securities	36,689	1%	35,566	1,873	1,123	135

Total	$2,718,831	100%	$2,414,216	$229,528	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2011, the Company had $31.3 million in gross unrealized losses on investment securities which were offset by $229.5 million in gross unrealized gains. At March 31, 2012, the Company’s unrealized losses on investment securities had decreased to $25.0 million and were offset by $230.3 million in gross unrealized gains. At March 31, 2012, 26% of the gross unrealized losses were in the category of corporate obligations. The financial sector was the single largest contributor to this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, 37% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, also due to the troubled residential real estate and mortgage markets. At March 31, 2012, 89% of the total fair value of the fixed maturities portfolio had unrealized gains, unchanged from December 31, 2011.

The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor’s rating at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
AAA	$137,010	5%	$161,802	6%
AA	588,203	21%	570,157	21%
A	833,353	30%	799,565	30%
BBB	1,001,802	36%	939,373	35%

Total investment grade	2,560,368	92%	2,470,897	92%
BB	73,589	3%	79,760	3%
B and below	136,820	5%	131,485	5%

Total below investment grade	210,409	8%	211,245	8%

	$2,770,777	100%	$2,682,142	100%

At both March 31, 2012 and December 31, 2011, 92% of all fixed maturity securities were investment grade. This reflects the continued high quality of securities maintained by the Company.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, at March 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$3,798	$47	$907	$11	$4,705	$58
Federal agency issued residential mortgage-backed securities [1]	-	-	294	1	294	1

Subtotal	3,798	47	1,201	12	4,999	59
Corporate obligations:
Industrial	33,204	2,312	-	-	33,204	2,312
Energy	10,594	144	-	-	10,594	144
Communications and technology	13,048	209	-	-	13,048	209
Financial	18,230	183	17,873	2,300	36,103	2,483
Consumer	49,311	665	4,537	197	53,848	862
Public utilities	7,169	327	11,924	252	19,093	579

Subtotal	131,556	3,840	34,334	2,749	165,890	6,589
Corporate private-labeled residential mortgage-backed securities	12,866	1,779	59,115	7,459	71,981	9,238
Municipal securities	-	-	882	20	882	20
Other	3,125	1,054	45,671	7,714	48,796	8,768
Redeemable preferred stocks	622	3	3,461	220	4,083	223

Fixed maturity securities	151,967	6,723	144,664	18,174	296,631	24,897

Equity securities	67	106	1,041	43	1,108	149

Total	$152,034	$6,829	$145,705	$18,217	$297,739	$25,046

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, at December 31, 2011.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $18.2 million at March 31, 2012, a decrease from $23.9 million at December 31, 2011. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $2.5 million during the first quarter of 2012.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at March 31, 2012.

	March 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$179,807	$176,385	$3,422
Unrealized losses of 20% or less and greater than 10%	36,702	31,813	4,889

Subtotal	216,509	208,198	8,311

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	4,946	3,754	1,192
Twelve months or greater	908	478	430

Total investment grade	5,854	4,232	1,622

Below investment grade
Less than twelve months	7,277	4,974	2,303
Twelve months or greater	-	-	-

Total below investment grade	7,277	4,974	2,303

Unrealized losses greater than 20%	13,131	9,206	3,925

Subtotal	229,640	217,404	12,236

Securities owned with realized impairment:
Unrealized losses of 10% or less	27,377	25,898	1,479
Unrealized losses of 20% or less and greater than 10%	43,698	37,029	6,669

Subtotal	71,075	62,927	8,148

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	-	-	-
Twelve months or greater	22,070	17,408	4,662

Total below investment grade	22,070	17,408	4,662

Unrealized losses greater than 20%	22,070	17,408	4,662

Subtotal	93,145	80,335	12,810

Total	$322,785	$297,739	$25,046

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2011.

	December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$154,445	$151,008	$3,437
Unrealized losses of 20% or less and greater than 10%	53,042	45,689	7,353

Subtotal	207,487	196,697	10,790

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	4,946	3,752	1,194
Twelve months or greater	908	450	458

Total investment grade	5,854	4,202	1,652

Below investment grade:
Less than twelve months	8,210	5,977	2,233
Twelve months or greater	-	-	-

Total below investment grade	8,210	5,977	2,233

Unrealized losses greater than 20%	14,064	10,179	3,885

Subtotal	221,551	206,876	14,675

Securities owned with realized impairment:
Unrealized losses of 10% or less	37,639	36,420	1,219
Unrealized losses of 20% or less and greater than 10%	24,789	20,843	3,946

Subtotal	62,428	57,263	5,165

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade:
Less than twelve months	29,391	23,178	6,213
Twelve months or greater	22,585	17,298	5,287

Total below investment grade	51,976	40,476	11,500

Unrealized losses greater than 20%	51,976	40,476	11,500

Subtotal	114,404	97,739	16,665

Total	$335,955	$304,615	$31,340

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at March 31, 2012.

	Fair Value	% of Total	Unrealized Losses	% of Total
AAA	$3,798	1%	$130	1%
AA	54,163	18%	4,589	18%
A	43,032	15%	1,099	4%
BBB	78,167	26%	2,520	10%

Total investment grade	179,160	60%	8,338	33%
BB	16,346	6%	1,131	5%
B and below	101,125	34%	15,428	62%

Total below investment grade	117,471	40%	16,559	67%

	$296,631	100%	$24,897	100%

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at December 31, 2011.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$32,245	11%	$4,475	14%
AA	8,986	3%	125	1%
A	32,550	11%	1,207	4%
BBB	65,557	21%	2,925	9%

Total investment grade	139,338	46%	8,732	28%
BB	45,845	15%	4,063	13%
B and below	118,309	39%	18,410	59%

Total below investment grade	164,154	54%	22,473	72%

	$303,492	100%	$31,205	100%

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at March 31, 2012. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

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

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 non-U.S. Agency mortgage-backed securities that were determined to have such indications at March 31, 2012 and December 31, 2011. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows at March 31, 2012 and December 31, 2011. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	March 31, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.8%	3.8%	40%	40%	18.0%	18.0%
2004	5.0%	7.7%	40%	53%	8.0%	13.0%
2005	3.3%	14.6%	40%	71%	6.0%	15.0%
2006	4.7%	8.0%	52%	85%	8.0%	18.0%
2007	9.4%	9.4%	74%	74%	8.0%	8.0%

	December 31, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.9%	3.9%	40%	40%	18.0%	18.0%
2004	4.9%	7.7%	40%	56%	8.0%	13.0%
2005	3.5%	13.7%	40%	68%	6.0%	15.0%
2006	4.9%	10.0%	52%	90%	8.0%	18.0%
2007	8.8%	8.8%	66%	66%	8.0%	8.0%

For loan-backed and similar asset-backed securities, the determination of any amount of impairment that is due to credit is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At March 31, 2012, the fair value of investments with subprime residential mortgage exposure was $17.1 million with a related $3.2 million unrealized loss. At December 31, 2011, the Company had investments with subprime residential mortgage exposure of $17.4 million and a related $3.5 million unrealized loss. This exposure amounted to 1% of the Company’s invested assets at both March 31, 2012 and December 31, 2011. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

The following tables divide these investment types among vintage and credit ratings at March 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$25,490	$24,705	$785
2004	29,416	28,360	1,056
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	54,906	53,065	1,841

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	33,760	33,700	60
2005	74,838	86,121	(11,283)
2006	6,887	7,153	(266)
2007	3,889	4,691	(802)

Total below investment grade	119,374	131,665	(12,291)

Other Structured Securities:
Investment grade	69,170	68,223	947
Below investment grade	16,154	18,443	(2,289)

Total other	85,324	86,666	(1,342)

Total structured securities	$259,604	$271,396	$(11,792)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$27,700	$26,974	$726
2004	29,682	28,693	989
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	57,382	55,667	1,715

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	34,497	34,821	(324)
2005	72,619	87,447	(14,828)
2006	6,960	7,309	(349)
2007	3,868	4,864	(996)

Total below investment grade	117,944	134,441	(16,497)

Other Structured Securities:
Investment grade	58,793	57,998	795
Below investment grade	16,179	18,444	(2,265)

Total other	74,972	76,442	(1,470)

Total structured securities	$250,298	$266,550	$(16,252)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $11.8 million at March 31, 2012, compared to $16.3 million at December 31, 2011. Total unrealized losses on these securities as a percent of total amortized cost totaled 4% at March 31, 2012, a slight improvement from 6% at year-end 2011.

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at March 31, 2012 had a fair value of $126.7 million with a net unrealized loss of $10.7 million.

The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first quarters of 2012 or 2011.

The Company has less than 5% of its investment portfolio in municipal bond securities. In addition, the Company has no holdings in European sovereign debt. However, the Company does have investments in securities from countries in the European Economic Union. All of these investments are denominated in U.S. dollars. The fair value of these securities was $23.8 million with a net unrealized gain of $1.0 million at March 31, 2012, compared to a fair value of $17.4 million with a net unrealized gain of $1.2 million at December 31, 2011. In addition, the Company also has investments in other foreign companies that are denominated in U.S. dollars. The fair value of these fixed maturity securities at March 31, 2012 was $217.7 million with a net unrealized gain of $11.8 million, compared to a fair value of $204.1 million with a net unrealized gain of $9.2 million at December 31, 2011.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at March 31, 2012. The Company’s indirect exposure to financial guarantors totaled $37.6 million, which was 1% of the Company’s investment assets at March 31, 2012. The unrealized gain on these investments totaled $1.4 million at March 31, 2012. The Company’s indirect exposure to financial guarantors at December 31, 2011 totaled $36.8 million, which was 1% of the Company’s investment assets. Total unrealized gains on these investments totaled $1.7 million at December 31, 2011.

Other Revenues

Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; income received on the sale of low income housing tax credit (LIHTC) investments by a subsidiary of the Company; and fees charged on products and sales from the Company’s broker-dealer subsidiary. Other revenues decreased 9% in the first quarter of 2012 compared to one year earlier, reflecting lower supplementary contract considerations.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders, interest, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period to period. However mortality experience has generally remained within pricing expectations for the periods presented.

Policyholder benefits decreased $6.8 million or 15% in the first quarter of 2012 compared to the same period one year earlier. The reduction in 2012 largely resulted from a $4.8 million decline in death benefits, net of reinsurance. This change reflected more favorable mortality results. In addition, benefit and contract reserves declined $0.6 million compared to one year earlier. This largely resulted from lower policyholder benefits and the decrease in sales of immediate annuities. Reserves are established on a nearly one-for-one basis with immediate annuity sales, and a decrease in sales year-over-year results in a reduced amount of additions to reserves on a comparative basis. In addition, the change in the fair value of the GMWB rider resulted in a $0.6 million decrease in benefit and contract reserves. Also contributing to the decrease in policyholder benefits was a reduction in group dental benefits, as discussed in the Group Insurance segment analysis.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At March 31, 2012, the fair value of the liability decreased $0.8 million compared to the fair value at December 31, 2011. This fluctuation can be attributed to favorable returns in the capital markets, increases in risk-free swap rates, and reduced market volatility. These were partially offset by decreases in issuer discount spreads.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances was essentially flat in the first quarter of 2012 compared with the same period one year earlier. While total policyholder account balances increased from the first quarter of 2011 to the first quarter of 2012, average crediting rates declined slightly.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs decreased $1.7 million or 18% in the first quarter compared with the prior year. This decrease was largely the result of reduced amortization on variable products, primarily due to improved equity market performance and full amortization of a significant volume of policies in 2011. No DAC unlocking occurred in the first quarters of 2012 or 2011.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Operating expenses decreased $1.9 million or 7% in the first quarter of 2012 compared to last year. This decrease reflected a decline in pension expense and a decline in the amount charged to allowance for doubtful accounts for agent receivables. The decline in pension expense is attributable to the Company having previously frozen the pension plan. In addition, VOBA amortization decreased, as described below. Partially offsetting these, salaries expense and legal fees increased.

The amortization of VOBA is included in operating expenses. VOBA is amortized in concert with each purchased block of business over a defined period. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA in the first quarter of 2012 decreased $0.6 million or 41% compared to the same period one year earlier. The VOBA associated with the traditional life insurance block in the Old American purchase became fully amortized at December 31, 2011. Accordingly, in the first quarter ended March 31, 2012, the Company experienced a $0.5 million decrease in the amortization of VOBA. There were no adjustments or unlocking made to the VOBA amortization in the first quarter of 2012 or 2011.

Income Taxes

The first quarter income tax expense was $9.6 million or 33% of income before tax for 2012, versus $2.5 million or 34% of income before tax for the prior year period.

The effective income tax rate in 2012 was less than the prevailing corporate federal income tax rate of 35%, primarily due to permanent differences, including the dividends-received deduction, and tax benefits related to affordable housing investments.

The effective income tax rate in 2011 was less than the prevailing corporate federal income tax rate of 35%, primarily due to permanent differences, including the dividends-received deduction, which resulted in a tax benefit of approximately 2% of income before tax. Partially offsetting the benefit from the permanent differences was a tax expense of approximately 1% of income before tax related to affordable housing investments.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 15—Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31
	2012	2011
Insurance revenues:
Premiums, net	$3,436	$4,498
Contract charges	25,133	26,234

Total insurance revenues	28,569	30,732
Investment revenues:
Net investment income	41,121	42,113
Net realized investment gains, excluding impairment losses	15,804	923
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(250)	(234)
Portion of impairment losses recognized in other comprehensive income	107	46

Net impairment losses recognized in earnings	(143)	(188)

Total investment revenues	56,782	42,848
Other revenues	2,139	2,366

Total revenues	87,490	75,946

Policyholder benefits	19,357	24,885
Interest credited to policyholder account balances	20,558	20,481
Amortization of deferred acquisition costs	4,010	5,697
Operating expenses	14,499	15,545

Total benefits and expenses	58,424	66,608

Income before income tax expense	29,066	9,338
Income tax expense	9,579	3,233

Net income	$19,487	$6,105

The net income for this segment in the first quarter of 2012 was $19.5 million, compared to $6.1 million in the first quarter of 2011. The following table presents variances between the results for the first quarters ended March 31, 2012 and 2011. Additional information on these items is presented below.

Insurance and other revenues	$(2,390)
Net investment income	(992)
Net realized investment gains	14,926
Policyholder benefits and interest credited to policyholder account balances	5,451
Amortization of deferred acquisition costs	1,687
Operating expenses	1,046
Income tax expense	(6,346)

Total variance	$13,382

Total insurance revenues for this segment decreased $2.2 million or 7% in the first quarter of 2012 compared with the same period in the prior year. Total premiums decreased $1.1 million or 8%, reflecting a $1.3 million or 42% decline in immediate annuity premiums. Contract charges decreased $1.1 million or 4% and reinsurance ceded premiums were essentially flat.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$1,154	(16)	$1,370	5
Immediate annuities	1,708	(37)	2,709	(50)

Total new premiums	2,862	(30)	4,079	(39)
Renewal premiums	10,543	1	10,421	1

Total premiums	13,405	(8)	14,500	(15)
Reinsurance ceded	(9,969)	-	(10,002)	(1)

Premiums, net	$3,436	(24)	$4,498	(34)

Total new premiums for this segment decreased $1.2 million or 30% in the first quarter of 2012 compared to the same period one year earlier. This decline was primarily the result of a $1.0 million or 37% decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. The decrease in new immediate annuity sales can also be attributed to lower interest rates and increased competition from alternative products. Total renewal premiums increased 1% compared to last year, reflecting an increase in individual life insurance premiums.

The following table provides detail by new and renewal deposits for the first quarters ended March 31, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$3,303	17	$2,812	(18)
Variable universal life insurance	157	(30)	225	(7)
Fixed deferred annuities	19,150	29	14,892	35
Variable annuities	3,961	3	3,837	(35)

Total new deposits	26,571	22	21,766	6
Renewal deposits	34,892	(2)	35,698	8

Total deposits	$61,463	7	$57,464	7

Total new deposits increased $4.8 million or 22% in the first quarter of 2012 compared to last year, reflecting a $4.3 million or 29% increase in new fixed deferred annuity deposits and a $0.5 million or 17% increase in new universal life deposits. Total renewal deposits decreased $0.8 million or 2% in the first quarter of 2012. This decrease was due to a $1.1 million decline in renewal variable annuity deposits. This was partially offset by a $0.5 million or 6% increase in renewal fixed deferred annuity deposits.

Total contract charges decreased $1.1 million or 4% in the first quarter of 2012 compared to the first quarter of 2011. This decrease reflected reduced cost of insurance charges, largely due to the runoff of closed blocks of business and a decrease in deferred revenue. The reduction in deferred revenue was largely due to lower actual gross profits experienced on certain products that resulted from a system upgrade during 2011 that led to enhanced reinsurance modeling capabilities. Total contract charges on the closed blocks equaled 35% of total consolidated contract charges in the first quarters of both 2012 and 2011. Total contract charges on closed blocks declined 3% in the first quarter of 2012 compared to the first quarter of 2011. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 5%.

Net investment income decreased $1.0 million or 2% in the first quarter of 2012 compared to the first quarter of 2011, as an increase in average invested assets was offset by a decline in yields earned. This segment experienced a net realized investment gain of $15.7 million in the first quarter of 2012 compared to $0.7 million in the first quarter of 2011.

The Company’s analysis of securities for the quarter ended March 31, 2012 resulted in the determination that seven fixed-maturity securities had other-than-temporary impairments affecting the Individual Insurance segment and were written down by a combined $0.1 million due to credit. The incremental credit impairments reflected deterioration in the present value of projected future cash flows. The additional losses from these residential mortgage-backed securities were $0.2 million in the first quarter of 2012, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $48.2 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first quarters of 2012 and 2011. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first quarters of 2012 and 2011.

Other revenues decreased 10% in the first quarter of 2012 compared to the same period one year earlier, reflecting lower supplementary contract considerations.

Policyholder benefits decreased $5.5 million or 22% in the first quarter of 2012 compared to the prior year. Death benefits, net of reinsurance ceded, decreased $3.7 million. This change reflected favorable mortality experience. In addition, benefit and contract reserves declined $1.0 million, largely due to lower policyholder benefits, decreased sales of immediate annuities, and the change in the fair value of the GMWB rider.

Interest credited to policyholder account balances was essentially flat in the first quarter of 2012 compared to the same period one year earlier. While total policyholder account balances increased from the first quarter of 2011 to the first quarter of 2012, average crediting rates declined slightly.

The amortization of deferred acquisition costs decreased $1.7 million or 30% in the first quarter compared with the prior year. This decrease was largely the result of reduced amortization on variable products, primarily due to improved equity market performance and full amortization of a significant volume of policies in 2011.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Operating expenses decreased $1.0 million or 7% in the first quarter of 2012 compared with one year earlier. This decrease reflected a decline in pension expense and a decline in the amount charged to allowance for doubtful accounts for agent receivables. Partially offsetting these changes, salaries expense and legal fees increased. In addition, capitalized commissions increased $0.5 million resulting from the implementation of ASU No. 2010-26, as described in Note 7—Change in Accounting Principle. This was offset by increased commissions paid to agents, reflecting increased sales of certain products.

VOBA is amortized in concert with each purchased block of business. Accordingly, as the acquired block of policies declines, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $0.2 million or 16% in the first quarter of 2012 compared to one year earlier. This decrease was due to improved mortality and lower surrenders during the first quarter of 2012. There were no adjustments or unlocking made to the VOBA amortization in the first quarters of 2012 or 2011.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2012 and 2011:

	Quarter Ended
	March 31
	2012	2011
Insurance revenues:
Premiums, net	$12,067	$12,554

Total insurance revenues	12,067	12,554
Investment revenues:
Net investment income	128	145
Other revenues	37	37

Total revenues	12,232	12,736

Policyholder benefits	7,022	7,607
Operating expenses	5,725	5,744

Total benefits and expenses	12,747	13,351

Loss before income tax benefit	(515)	(615)
Income tax benefit	(180)	(215)

Net loss	$(335)	$(400)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New premiums:
Group life insurance	$481	(3)	$494	(21)
Group dental insurance	932	(32)	1,378	(36)
Group disability insurance	1,583	(28)	2,210	99
Other group insurance	29	(19)	36	(35)

Total new premiums	3,025	(27)	4,118	4
Renewal premiums	12,184	12	10,854	4

Total premiums	15,209	2	14,972	4
Reinsurance ceded	(3,142)	30	(2,418)	14

Premiums, net	$12,067	(4)	$12,554	2

Total new premiums decreased $1.1 million or 27% in the first quarter of 2012, while total renewal premiums increased $1.3 million or 12% during the first quarter compared to last year. New group disability premiums decreased $0.6 million or 28% and new group dental premiums decreased $0.4 million or 32%. The decline in new premiums reflects lower sales in both core and third-party distribution. Renewal premiums increased $1.3 million or 12%, driven primarily by renewals on the short-term disability product.

The Company uses reinsurance in several of its group product lines to help mitigate risk. Reinsurance premiums increased $0.7 million or 30% in the first quarter of 2012 compared to last year. This increase was largely due to an increase in short-term disability renewal premiums.

Policyholder benefits consist of death benefits (mortality), accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $0.6 million or 8% in the first quarter of 2012 compared to the prior year. This improvement was largely due to a reduction in the benefits paid for the dental product line. This reduction reflects the changes that this segment made to the dental product line during 2011 to improve profitability, including increased pricing and better claim cost controls.

The policyholder benefit ratio is derived by dividing policyholder benefits, net of reinsurance, by total revenues. The ratio for the Group Insurance segment was 58% for the first quarter of 2012, down from 61% for the same period one year ago. The decrease was primarily the result of the decline in dental benefits previously mentioned. The policyholder benefit ratio for the dental product line decreased from 77% in the first quarter of 2011 to 72% in the first quarter of 2012. Conversely, the policyholder benefit ratio for the following products increased from the first quarter of 2011 to the first quarter of 2012: the group life product line increased from 65% to 71%; the short-term disability product line increased from 20% to 21%; and the long-term disability product line increased from 14% to 19%.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses were flat in the first quarter of 2012 compared to the same period last year. This included the impact of increases in commissions and fees paid to third-party marketing and administrative organizations, which were offset by a decrease in expenses from the Company’s operations.

Old American

The following table presents financial data for the Old American business segment for the first quarters ended March 31, 2012 and 2011:

	Quarter Ended
	March 31
	2012	2011
Insurance revenues:
Premiums, net	$17,300	$16,708

Total insurance revenues	17,300	16,708
Investment revenues:
Net investment income	2,960	3,133
Net realized investment gains, excluding impairment losses	33	89
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(18)	(35)
Portion of impairment losses recognized in other comprehensive income	1	12

Net impairment losses recognized in earnings	(17)	(23)

Total investment revenues	2,976	3,199
Other revenues	9	5

Total revenues	20,285	19,912

Policyholder benefits	12,091	12,782
Amortization of deferred acquisition costs	3,891	3,887
Operating expenses	3,837	4,711

Total benefits and expenses	19,819	21,380

Income (loss) before income tax expense (benefit)	466	(1,468)
Income tax expense (benefit)	177	(554)

Net income (loss)	$289	$(914)

Net income for this segment totaled $0.3 million in the first quarter of 2012, compared to a $0.9 million net loss in the first quarter of 2011. The improvement was primarily the result of a $0.9 million decrease in operating expenses, a $0.7 million decrease in policyholder benefits, and a $0.6 million increase in insurance revenues. These improvements were partially offset by a $0.7 million increase in income tax expense.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2012 and 2011.

	Quarter Ended March 31
	2012	% Change	2011	% Change
New individual life premiums	$3,202	5	$3,041	16
Renewal premiums	14,622	2	14,306	2

Total premiums	17,824	3	17,347	4
Reinsurance ceded	(524)	(18)	(639)	(9)

Premiums, net	$17,300	4	$16,708	4

Insurance revenues increased 4% in the first quarter of 2012 compared with the prior year. Total new premiums increased $0.2 million or 5%, while total renewal premiums increased $0.3 million or 2%. The increase in new premiums reflects a combination of expanded distribution efforts and improved agency productivity. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In addition, proactive territorial management by agencies and the home office have contributed to the increased sales.

Net investment income decreased $0.2 million or 6% in the first quarter of 2012 compared to the first quarter of 2011. This decline was largely due to a reduction in yields available in the market.

Old American had a net realized investment gain before impairment losses of less than $0.1 million for both the first quarters of 2012 and 2011. Write-downs of certain investment securities totaled less than $0.1 million in the first quarter of 2012.

The Company’s analysis of securities for the quarter ended March 31, 2012 resulted in the determination that two fixed-maturity securities had an other-than-temporary impairment affecting the Old American segment and were written down by less than $0.1 million. The total fair value of the affected securities after the write-down was $4.1 million.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first quarters of 2012 and 2011. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first quarters of 2012 and 2011.

Policyholder benefits decreased $0.7 million or 5% in the first quarter versus last year. The decrease was largely due to lower death benefits compared with the prior year. Mortality fluctuations occur each period. The Company monitors these fluctuations in relation to its pricing expectations. While death benefits decreased during the first quarter of 2012, the results remained within pricing expectations.

Amortization of DAC was essentially flat in the first quarter of 2012 compared to the same period last year.

Operating expenses decreased $0.9 million or 19% versus last year. The decrease for the first quarter was largely due to increased capitalization of commissions and lower amortization of VOBA. Capitalized commissions increased, largely due to $0.4 million in higher capitalization resulting from the implementation of ASU No. 2010-26, as described in Note 7—Change in Accounting Principle. The lower amortization of VOBA is due to the traditional life insurance block being fully amortized at December 31, 2011.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2011 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2011.

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

Net cash used for operating activities was $3.7 million in the quarter ended March 31, 2012, compared to net cash provided of $0.4 million in the quarter ended March 31, 2011. This reflected a decrease in investment income received and an increase in commissions and federal income tax paid. These were partially offset by a decrease in claim payments.

Net cash used for investing activities was $14.8 million, up from net cash used of $9.3 million for the same period in 2011. The Company’s new investments in fixed maturity and equity securities were $129.3 million for the three months, a 63% increase from $79.1 million in the prior year. New investments in mortgage loans were $11.3 million for the first quarter, compared with $15.5 million last year. Purchases of real estate totaled $2.7 million, down from $2.9 million in 2011. Sales and maturities of fixed maturity and equity securities totaled $46.4 million for the first quarter of 2012, a 38% decrease versus a year ago. Sales of real estate totaled $47.3 million in the first quarter of 2012, while there were no sales in the same quarter of 2011. Mortgage loan maturities and principal payments totaled $39.0 million, compared to $19.9 million last year.

Net cash provided by financing activities was $13.2 million for the first quarter of 2012, compared with net cash provided of $8.3 million a year ago. This change was primarily the result of three items. First, deposits net of related withdrawals from policyholder account balances provided $17.8 million in the first quarter of 2012, compared with $9.6 million during the same period in 2011. Second, net transfers from separate accounts provided $1.4 million in the first quarter of 2012 compared to $0.9 million in the same period in 2011. Partially offsetting the first two items, there was a change in other deposits used of $2.9 million in 2012 compared to $0.9 million in other deposits provided in the first quarter of 2011.

The above information excludes net proceeds from variable insurance products. These proceeds are segregated into separate accounts and are not held in the Company’s general investments because the policyholders, rather than the Company, assume the underlying investment risks.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At March 31, 2012, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2011. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire on June 30, 2012. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	March 31	December 31
	2012	2011
Total assets, excluding separate accounts	$4,115,648	$4,081,633
Total stockholders’ equity	727,647	710,705
Ratio of stockholders’ equity to assets, excluding separate accounts	18%	17%

The ratio of equity to assets less separate accounts increased from 17% at December 31, 2011 to 18% at March 31, 2012. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $81.6 million at March 31, 2012. This represents an increase of $0.5 million in net unrealized gains from the $81.1 million in net unrealized investment gains at year-end 2011. Stockholders’ equity increased $16.9 million from year-end 2011. This improvement was largely due to growth in retained earnings, primarily driven by the increased net income experienced in the first quarter of 2012.

The stock repurchase program was extended by the Board of Directors through January 27, 2013 to permit the purchase of up to one million of the Company’s shares on the open market. The Company made no purchases of stock under this plan in either first quarter of 2012 or 2011.

During the quarter ended March 31, 2012, the employee stock ownership plan purchased 103 shares of treasury stock and sold 215 shares for a net change in treasury stock of less than $0.1 million. The employee stock ownership plan held 27,781 shares of the Company’s stock at March 31, 2012.

On April 23, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid May 9, 2012 to stockholders of record as of May 3, 2012. Total stockholder dividends paid were $3.1 million for both of the quarters ended March 31, 2012 and 2011.

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

Please refer to the Company’s 2011 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.

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

Similarly, the Company’s retail broker-dealer subsidiary is in an industry that also involves substantial risks of liability. In recent years, litigation and arbitration proceedings involving actions against registered representatives and securities products (including mutual funds, variable annuities, and alternative investments, such as real estate investment products and oil and gas investments) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

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

Item 1A. Risk Factors

The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties are discussed more fully in the Company’s Risk Factors included in Part I, Item 1A of the Company’s 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	-	[1]	$-	-	1,000,000
	103	[2]	32.82
2/1/12 - 2/29/12	-	[1]	-	-	1,000,000
	-	[2]	-
3/1/12 - 3/31/12	-	[1]	-	-	1,000,000
	-	[2]	-

Total	103			-

[1]	On January 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2013.

[2]	Included in this column are the total shares purchased from the employee stock ownership plan sponsored by the Company during the consecutive months of January through March 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer,
(816) 753-7299, Ext. 8216

For Immediate Release: April 27, 2012, press release reporting financial results for the first quarter of 2012.

Kansas City Life Announces First Quarter 2012 Results

Kansas City Life Insurance Company recorded net income of $19.4 million or $1.72 per share in the first quarter of 2012, a $14.7 million or $1.30 per share increase relative to the same quarter in the prior year. The increase in earnings was primarily due to an increase in realized investment gains, largely from the sale of several real estate properties during the first quarter of 2012. Net realized investment gains totaled $15.7 million in the first quarter, an increase of $14.9 million over the first quarter of 2011. In addition, reduced policyholder benefits, amortization of deferred acquisition costs, and operating expenses also significantly contributed to the improved earnings results.

Insurance revenues declined $2.0 million or 3% in the first quarter of 2012, largely due to lower sales of immediate annuities. Partially offsetting the reduced sales of these fixed-rate annuity products, renewal premiums increased $1.8 million. The improvement in renewal premiums reflected increases in individual life and group accident and health product revenues. Both new and renewal premiums increased at Old American, providing an overall improvement in insurance revenues of $0.6 million or 4% for this segment.

Deposits on the Company’s interest sensitive products increased $4.0 million or 7% versus the prior year. This was largely the result of a $4.3 million or 29% increase in new fixed deferred annuity deposits. In addition, new universal life deposits increased $0.5 million or 17%. Partially offsetting these changes, total renewal deposits decreased $0.8 million or 2%.

Total investment revenues, which includes net investment income and net realized investment gains and losses, increased $13.7 million or 30% compared with the prior year. This improvement resulted from a $14.9 million increase in net realized investment gains. The gains were primarily driven by the sale of several real estate interests, which generated net realized gains of $15.2 million. The Company has a long history of investing in real estate, and approximately 3% of investments were in this asset class at March 31, 2012. The increased gains were partially offset by a reduction in net investment income of $1.2 million or 3% compared with the prior year. The decrease in net investment income was primarily the result of a decrease in yield on the Company’s securities portfolio.

Policyholder benefits declined $6.8 million or 15% for the first quarter of 2012 compared with the same period one year earlier. This decrease was largely the result of an improvement in mortality for the period. In addition, group accident and health benefits declined, largely due to reduced policyholder benefits on dental products.

The amortization of deferred acquisition costs decreased $1.7 million or 18% in the first quarter compared with the prior year. This decrease was largely the result of reduced amortization on variable products, primarily due to improved equity market performance and full amortization of a significant volume of policies in 2011.

Finally, operating expenses decreased $1.9 million or 7% in the first quarter of 2012 versus the prior year. This decrease was largely the result of a decline in employee benefits and lower charge-offs on agent receivables.

On April 23, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 9, 2012 to stockholders of record on May 3, 2012.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended March 31
	2012	2011
Revenues	$119,908	$108,459

Net income	$19,441	$4,791

Net income per share, basic and diluted	$1.72	$0.42

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,309,395	11,467,208

Item 6. Exhibits

(a)	Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 27, 2012