Form 10-Q
period 2012-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2012-07-27
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,056,933 shares
Class	Outstanding June 30, 2012

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	June 30 2012	December 31 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,816,250	$2,682,142
Equity securities available for sale, at fair value	37,184	36,689
Mortgage loans	579,500	601,923
Real estate	123,450	127,962
Policy loans	79,447	80,375
Short-term investments	17,448	49,316
Other investments	2,865	3,364

Total investments	3,656,144	3,581,771

Cash	5,573	10,436
Accrued investment income	35,784	34,705
Deferred acquisition costs	178,911	181,564
Reinsurance receivables	194,028	189,885
Property and equipment	22,178	22,671
Other assets	51,180	60,601
Separate account assets	320,566	316,609

Total assets	$4,464,364	$4,398,242

LIABILITIES
Future policy benefits	$886,077	$879,015
Policyholder account balances	2,114,159	2,089,452
Policy and contract claims	32,152	36,511
Other policyholder funds	152,124	152,125
Other liabilities	222,254	213,825
Separate account liabilities	320,566	316,609

Total liabilities	3,727,332	3,687,537

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,106	41,101
Retained earnings	802,652	780,918
Accumulated other comprehensive income	42,916	30,086
Treasury stock, at cost (2012 - 7,439,747 shares; 2011 - 7,187,315 shares)	(172,763)	(164,521)

Total stockholders’ equity	737,032	710,705

Total liabilities and stockholders’ equity	$4,464,364	$4,398,242

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Comprehensive Income

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$34,205	$30,801	$66,909	$64,426
Contract charges	25,590	23,752	50,723	49,986

Total insurance revenues	59,795	54,553	117,632	114,412
Investment revenues:
Net investment income	43,435	44,893	87,644	90,284
Net realized investment gains, excluding impairment losses	1,361	1,893	17,198	2,905
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(188)	(238)	(456)	(507)
Portion of impairment losses recognized in other comprehensive income	42	56	150	114

Net impairment losses recognized in earnings	(146)	(182)	(306)	(393)

Total investment revenues	44,650	46,604	104,536	92,796
Other revenues	2,312	2,666	4,497	5,074

Total revenues	106,757	103,823	226,665	212,282

BENEFITS AND EXPENSES
Policyholder benefits	41,276	38,865	79,746	84,139
Interest credited to policyholder account balances	20,377	20,766	40,935	41,247
Amortization of deferred acquisition costs	5,121	705	13,022	10,289
Operating expenses	27,078	26,498	51,040	52,363

Total benefits and expenses	93,852	86,834	184,743	188,038

Income before income tax expense	12,905	16,989	41,922	24,244
Income tax expense	4,508	5,816	14,084	8,280

NET INCOME	$8,397	$11,173	$27,838	$15,964

COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$15,925	$19,802	$18,017	$19,178
Change in future policy benefits	(3,502)	(2,926)	(4,969)	(2,206)
Change in policyholder account balances	(143)	(83)	(218)	(77)

Other comprehensive income	12,280	16,793	12,830	16,895

COMPREHENSIVE INCOME	$20,677	$27,966	$40,668	$32,859

Basic and diluted earnings per share:
Net income	$0.78	$0.97	$2.50	$1.39

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2012
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,101
Excess of proceeds over cost of treasury stock sold	5

End of period	41,106

RETAINED EARNINGS
Beginning of period	780,918
Net income	27,838
Stockholder dividends of $0.54 per share	(6,104)

End of period	802,652

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of period	30,086
Other comprehensive income	12,830

End of period	42,916

TREASURY STOCK, at cost
Beginning of period	(164,521)
Cost of 82,825 shares acquired	(2,668)
Cost of 19,014 shares sold	616
Immaterial correction (See Note 1)	(6,190)

End of period	(172,763)

TOTAL STOCKHOLDERS’ EQUITY	$737,032

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$27,838	$15,964
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of investment premium and discount	1,977	1,656
Depreciation	1,643	1,468
Acquisition costs capitalized	(18,991)	(17,998)
Amortization of deferred acquisition costs	13,022	10,289
Realized investment gains	(16,892)	(2,512)
Changes in assets and liabilities:
Reinsurance receivables	(4,143)	(1,485)
Future policy benefits	(583)	(6,249)
Policyholder account balances	(4,739)	(5,916)
Income taxes payable and deferred	2,639	3,468
Other, net	(3,754)	4,859

Net cash (used) provided	(1,983)	3,544

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(192,935)	(102,576)
Equity securities	(728)	(1,398)
Mortgage loans	(30,691)	(105,223)
Real estate	(28,845)	(4,514)
Policy loans	(7,419)	(6,970)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	96,448	172,383
Equity securities	179	214
Mortgage loans	52,510	39,111
Real estate	49,164	-
Policy loans	8,347	9,079
Net sales (purchases) of short-term investments	31,868	(20,978)
Net acquisitions of property and equipment	(142)	(71)

Net cash used	(22,244)	(20,943)

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2012	2011
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$116,859	$121,982
Withdrawals from policyholder account balances	(86,715)	(99,840)
Net transfers from separate accounts	2,099	2,134
Change in other deposits	(4,728)	164
Cash dividends to stockholders	(6,104)	(6,191)
Net change in treasury stock	(2,047)	(6)

Net cash provided	19,364	18,243

Increase (decrease) in cash	(4,863)	844
Cash at beginning of year	10,436	5,445

Cash at end of period	$5,573	$6,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10,500	$6,257

See accompanying Notes to Consolidated Financial Statements (Unaudited)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements and the accompanying notes include the accounts of the consolidated entity (the Company), which primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2011 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period’s presentation.

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

Immaterial Correction of Errors

During the second quarter of 2012, the Company identified an error in the presentation of treasury stock held for the benefit of the Company’s deferred compensation plans. This treasury stock was previously recorded as a component of other assets but should have been recorded in stockholders’ equity as treasury stock. Accordingly, the Company reclassified $6.2 million (188,621 shares) from other assets to treasury stock. This error had no material impact on net income in the current or prior reporting periods.

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in a reduction to net periodic pension expense of $2.0 million before applicable income taxes and an after-tax increase of $1.3 million to net income and stockholders’ equity. The excess amortization had been previously recorded during 2011. Please refer to Note 11 – Pensions and Other Postretirement Benefits for additional information.

During 2011, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows. The Company has revised the Consolidated Statement of Cash Flows for the six months ended June 30, 2011. The changes resulted in a decrease of $0.9 million to cash flows from operating activities and an increase of the same amount to cash flows from financing activities. This change did not impact net income, the balance sheet, or stockholders’ equity for the period.

Management has evaluated these errors both quantitatively and qualitatively, and concluded that these corrections were not material to the consolidated financial statements.

Significant Accounting Policies

No significant updates or changes to these policies occurred during the six months ended June 30, 2012.

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

Accounting Pronouncements Adopted During 2012

In October 2010, the Financial Accounting Standards Board (FASB) issued guidance that modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs. This guidance became effective for interim and annual periods beginning after December 15, 2011, with either prospective or retrospective application permitted. The Company adopted this new guidance prospectively on January 1, 2012. Please refer to Note 7 – Change in Accounting Principle for additional information.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

3. Investments

Fixed Maturity and Equity Securities Available for Sale

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class at June 30, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,606	$14,308	$22	$135,892
Federal agencies [1]	22,063	4,061	1	26,123
Federal agency issued residential mortgage-backed securities [1]	97,158	9,281	-	106,439

Subtotal	240,827	27,650	23	268,454
Corporate obligations:
Industrial	498,231	48,437	1,727	544,941
Energy	173,030	20,692	46	193,676
Communications and technology	199,416	20,097	28	219,485
Financial	298,693	20,753	2,624	316,822
Consumer	488,138	47,467	53	535,552
Public utilities	253,931	39,068	485	292,514

Subtotal	1,911,439	196,514	4,963	2,102,990
Corporate private-labeled residential mortgage-backed securities	157,621	2,711	8,694	151,638
Municipal securities	148,664	25,510	26	174,148
Other	106,488	4,771	8,081	103,178
Redeemable preferred stocks	15,736	328	222	15,842

Fixed maturity securities	2,580,775	257,484	22,009	2,816,250
Equity securities	35,499	1,815	130	37,184

Total	$2,616,274	$259,299	$22,139	$2,853,434

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class at December 31, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$120,593	$13,856	$12	$134,437
Federal agencies [1]	22,401	3,480	-	25,881
Federal agency issued residential mortgage-backed securities [1]	109,738	9,901	2	119,637

Subtotal	252,732	27,237	14	279,955
Corporate obligations:
Industrial	444,030	43,710	860	486,880
Energy	152,580	19,131	-	171,711
Communications and technology	184,983	16,566	156	201,393
Financial	308,813	15,155	5,890	318,078
Consumer	452,962	43,788	263	496,487
Public utilities	259,609	38,094	1,366	296,337

Subtotal	1,802,977	176,444	8,535	1,970,886
Corporate private-labeled residential mortgage-backed securities	167,666	1,856	12,620	156,902
Municipal securities	150,267	18,316	61	168,522
Other	100,315	3,576	9,235	94,656
Redeemable preferred stocks	11,735	226	740	11,221

Fixed maturity securities	2,485,692	227,655	31,205	2,682,142
Equity securities	34,951	1,873	135	36,689

Total	$2,520,643	$229,528	$31,340	$2,718,831

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale at June 30, 2012. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$99,536	$101,304
Due after one year through five years	619,948	665,859
Due after five years through ten years	1,035,701	1,151,964
Due after ten years	474,696	532,021
Securities with variable principal payments	335,158	349,260
Redeemable preferred stocks	15,736	15,842

	$2,580,775	$2,816,250

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 non-U.S. Agency mortgage-backed securities that had such indications at both June 30, 2012 and December 31, 2011. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at June 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$900	$8	$779	$14	$1,679	$22
Federal agency issued residential mortgage-backed securities [1]	333	-	293	1	626	1

Subtotal	1,233	8	1,072	15	2,305	23
Corporate obligations:
Industrial	24,733	1,727	-	-	24,733	1,727
Energy	9,580	46	-	-	9,580	46
Communications and technology	4,053	28	-	-	4,053	28
Financial	17,959	258	15,610	2,366	33,569	2,624
Consumer	14,480	46	587	7	15,067	53
Public utilities	9,236	74	6,740	411	15,976	485

Subtotal	80,041	2,179	22,937	2,784	102,978	4,963
Corporate private-labeled residential mortgage-backed securities	-	-	70,210	8,694	70,210	8,694
Municipal securities	3,078	18	893	8	3,971	26
Other	-	-	45,185	8,081	45,185	8,081
Redeemable preferred stocks	-	-	3,460	222	3,460	222

Fixed maturity securities	84,352	2,205	143,757	19,804	228,109	22,009

Equity securities	-	-	1,127	130	1,127	130

Total	$84,352	$2,205	$144,884	$19,934	$229,236	$22,139

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At June 30, 2012, the Company had 65 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 30 security issues were below cost for less than one year; six security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more. At December 31, 2011, the Company had 85 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; 10 security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at June 30, 2012 and December 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2012		December 31, 2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity security securities available for sale:
Due in one year or less	$919	$8	$2,953	$48
Due after one year through five years	32,871	491	42,416	2,120
Due after five years through ten years	60,008	2,636	64,772	2,616
Due after ten years	60,015	9,958	82,816	13,061

Total	153,813	13,093	192,957	17,845
Securities with variable principal payments	70,836	8,694	104,540	12,620
Redeemable preferred stocks	3,460	222	5,995	740

Total	$228,109	$22,009	$303,492	$31,205

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended June 30	Six Months Ended June 30
	2012	2012
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$13,715	$13,559
Additions for credit losses not previously recognized in other-than-temporary impairment	1	29
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	145	277
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)	(8)

Credit losses on securities held at the end of the period in accumulated other comprehensive income	$13,857	$13,857

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross gains resulting from:
Sales of investment securities	$-	$3,341	$313	$3,652
Investment securities called and other	595	387	803	1,250
Sales of real estate	1,010	-	16,180	-

Total gross gains	1,605	3,728	17,296	4,902

Gross losses resulting from:
Sales of investment securities	(32)	(1,590)	(32)	(1,590)
Investment securities called and other	(151)	(125)	(204)	(179)
Mortgage loans	(13)	-	(178)	(3)

Total gross losses	(196)	(1,715)	(414)	(1,772)
Change in allowance for potential future losses on mortgage loans	(32)	-	332	-
Amortization of DAC and VOBA	(16)	(120)	(16)	(225)

Net realized investment gains, excluding impairment losses	1,361	1,893	17,198	2,905

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(188)	(238)	(456)	(507)
Portion of loss recognized in other comprehensive income	42	56	150	114

Net impairment losses recognized in earnings	(146)	(182)	(306)	(393)

Net realized investment gains	$1,215	$1,711	$16,892	$2,512

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Proceeds	$2,216	$41,398	$8,616	$51,541
Gross realized gains	-	3,341	313	3,652
Gross realized losses	(32)	(1,590)	(32)	(1,590)

Mortgage Loans

The Company invests on an ongoing basis in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.5 million at June 30, 2012 and $2.8 million at December 31, 2011. The Company had 16% of its invested assets in commercial mortgage loans at June 30, 2012, compared to 17% at December 31, 2011. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 45% and 46% at June 30, 2012 and December 31, 2011, respectively, and is based upon the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at June 30, 2012 and December 31, 2011.

	June 30 2012	December 31 2011
Principal outstanding	$582,017	$604,772
Allowance for potential future losses	(2,517)	(2,849)

Carrying value	$579,500	$601,923

The following table summarizes the amount of mortgage loans held by the Company at June 30, 2012 and December 31, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	June 30 2012	% of Total	December 31 2011	% of Total
Prior to 2002	$22,216	4%	$28,437	5%
2003	35,236	6%	42,112	7%
2004	28,473	5%	29,966	5%
2005	52,462	9%	54,802	9%
2006	40,594	7%	42,676	7%
2007	34,600	6%	35,323	6%
2008	38,504	7%	44,285	7%
2009	48,268	8%	50,574	8%
2010	106,816	18%	133,684	22%
2011	136,784	23%	142,913	24%
2012	38,064	7%	-	-

	$582,017	100%	$604,772	100%

The following table identifies mortgage loans by geographic location at June 30, 2012 and December 31, 2011.

	June 30 2012	% of Total	December 31 2011	% of Total
Pacific	$133,619	23%	$138,529	23%
West north central	106,095	18%	130,481	22%
West south central	106,996	18%	98,036	16%
Mountain	85,285	15%	82,029	14%
South atlantic	59,980	10%	63,125	10%
Middle atlantic	41,016	7%	42,112	7%
East north central	30,462	5%	30,482	5%
East south central	18,564	4%	19,978	3%

	$582,017	100%	$604,772	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies mortgage loans by property type at June 30, 2012 and December 31, 2011. The Other category consists of apartments and retail properties.

	June 30 2012	% Total	December 31 2011	% Total
Industrial	$248,332	43%	$251,839	42%
Office	231,643	40%	243,885	40%
Medical	42,066	7%	43,089	7%
Other	59,976	10%	65,959	11%

	$582,017	100%	$604,772	100%

The following table identifies the concentration of mortgage loans by state greater than 5% at June 30, 2012 and December 31, 2011.

	June 30 2012	% of Total	December 31 2011	% of Total
California	$113,231	19%	$117,261	19%
Texas	94,021	16%	84,724	14%
Minnesota	63,962	11%	64,952	11%
Florida	33,292	6%	31,310	5%
All others	277,511	48%	306,525	51%

	$582,017	100%	$604,772	100%

The table below identifies the carrying amount of mortgage loans by maturity at June 30, 2012 and December 31, 2011.

	June 30 2012	% of Total	December 31 2011	% of Total
Due in one year or less	$5,572	1%	$2,356	-
Due after one year through five years	181,974	32%	153,822	25%
Due after five years through ten years	235,378	40%	255,615	42%
Due after ten years	159,093	27%	192,979	33%

	$582,017	100%	$604,772	100%

The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company’s underwriting and pricing parameters. The Company refinanced loans with outstanding balances of $4.0 million and $1.9 million during the second quarters of 2012 and 2011, respectively, and $8.6 million and $9.7 million during the first six months of 2012 and 2011, respectively.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. These commitments generally have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 16 – Commitments.

At June 30, 2012, the Company had a construction-to-permanent loan commitment in the amount of $2.8 million, and $2.5 million had been disbursed on this loan. At completion and fulfillment of occupancy requirements, the construction loan will convert to a long-term, fixed-rate permanent loan.

4. Fair Value Measurements

Under GAAP, fair value represents the price that would be received to sell an asset (exit price) or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

Short-Term Financial Assets

Short-term financial assets include cash and other short-term assets. Cash is categorized as Level 1. Other short-term assets are invested in institutional money market funds. These assets are categorized as Level 2 in the fair value hierarchy, as the valuation is based upon the net asset value (NAV) of the fund.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Notes Payable

Fair values for short-term notes payable approximate their carrying value. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment.

Determination of Fair Value

The determination of the fair value of the Company’s fixed maturity and equity securities is the responsibility of the Company’s investment accounting group, which reports to the Principal Accounting Officer. This group manages and creates the policies and processes used to determine the fair value for these assets. This group employs third-party pricing services and obtains selected support from the Company’s portfolio managers in order to achieve results for this multi-tiered process. All prices are reviewed by the investment accounting group. The financial reporting group, the Principal Accounting Officer, and the Chief Financial Officer also review the fair value methodologies and the fair values that are obtained each quarter. The results of those reviews are made known to the Company’s Disclosure Committee and to the Company’s Audit Committee. In addition, any significant policy or process changes made during the quarter are also discussed with the Company’s Audit Committee.

The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At June 30, 2012, 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event that a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities. In total, the Company internally determined the prices for 20 securities at June 30, 2012. The Company also obtained prices for seven securities from brokers.

Each quarter, the Company evaluates the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value within the macro-economic environment, sector factors, and overall pricing trends and expectations. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service’s methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Finally, the Company also performs additional evaluations when individual prices fall outside tolerance levels for prices received from third-party pricing services.

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

The determination of the value of the Company’s liabilities that are reported at fair value in the financial statements is the responsibility of the Company’s valuation actuary group, which reports to the Company’s Senior Vice President and Actuary. This group manages and creates the policies and processes used to determine the fair value for these liabilities. This methodology uses internal assumptions and directed third-party inputs to derive a value including a risk-neutral option pricing model that incorporates a third-party-developed index that is consistent with the attributes of the product and provides

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

for an approximate match of the volatility measure with the expected life of the underlying contracts. The fair value methodologies and the fair values are reviewed by the Senior Vice President and Actuary, the Principal Accounting Officer, and the Chief Financial Officer. The results of those reviews are made known to the Company’s Disclosure Committee and to the Company’s Audit Committee. In addition, any significant policy or process changes made during the quarter are also discussed with the Company’s Audit Committee.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,781	$119,991	$3,120	$135,892
Federal agencies [1]	-	26,123	-	26,123
Federal agency issued residential mortgage-backed securities [1]	-	106,439	-	106,439

Subtotal	12,781	252,553	3,120	268,454
Corporate obligations:
Industrial	-	542,488	2,453	544,941
Energy	-	191,293	2,383	193,676
Communications and technology	-	219,485	-	219,485
Financial	-	305,180	11,642	316,822
Consumer	-	514,515	21,037	535,552
Public utilities	-	292,514	-	292,514

Subtotal	-	2,065,475	37,515	2,102,990
Corporate private-labeled residential mortgage-backed securities	-	151,638	-	151,638
Municipal securities	-	169,784	4,364	174,148
Other	-	103,178	-	103,178
Redeemable preferred stocks	15,842	-	-	15,842

Fixed maturity securities	28,623	2,742,628	44,999	2,816,250

Equity securities	2,131	33,904	1,149	37,184

Total	$30,754	$2,776,532	$46,148	$2,853,434

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$278	$278

Total	$-	$-	$278	$278

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,876	$118,130	$3,431	$134,437
Federal agencies [1]	-	25,881	-	25,881
Federal agency issued residential mortgage-backed securities [1]	-	119,637	-	119,637

Subtotal	12,876	263,648	3,431	279,955
Corporate obligations:
Industrial	-	486,380	500	486,880
Energy	-	169,342	2,369	171,711
Communications and technology	-	201,393	-	201,393
Financial	-	307,464	10,614	318,078
Consumer	-	474,553	21,934	496,487
Public utilities	-	296,337	-	296,337

Subtotal	-	1,935,469	35,417	1,970,886
Corporate private-labeled residential mortgage-backed securities	-	156,902	-	156,902
Municipal securities	-	163,611	4,911	168,522
Other	-	94,656	-	94,656
Redeemable preferred stocks	11,221	-	-	11,221

Fixed maturity securities	24,097	2,614,286	43,759	2,682,142

Equity securities	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$(187)	$(187)

Total	$-	$-	$(187)	$(187)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$28,623	$2,695,082	$-	$2,723,705
Priced from independent broker quotations	-	47,546	-	47,546
Priced from internal matrices and calculations	-	-	44,999	44,999

Subtotal	28,623	2,742,628	44,999	2,816,250

Equity securities available for sale:
Priced from external pricing services	2,131	7,271	-	9,402
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	26,633	1,149	27,782

Subtotal	2,131	33,904	1,149	37,184

Total	$30,754	$2,776,532	$46,148	$2,853,434

Percent of total	1%	97%	2%	100%

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,097	$2,582,617	$-	$2,606,714
Priced from independent broker quotations	-	31,669	-	31,669
Priced from internal matrices and calculations	-	-	43,759	43,759

Subtotal	24,097	2,614,286	43,759	2,682,142

Equity securities available for sale:
Priced from external pricing services	2,216	7,444	-	9,660
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,906	1,123	27,029

Subtotal	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2012 and year ended December 31, 2011 are summarized below:

	Quarter Ended June 30, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$45,652	$1,093	$46,745	$(950)
Included in earnings	3	-	3	1,371
Included in other comprehensive income	260	56	316	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	141
Sales	-	-	-	-
Other dispositions	(916)	-	(916)	(284)
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-

Ending balance	$44,999	$1,149	$46,148	$278

Net unrealized losses	$248	$56	$304

	Six Months Ended June 30, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	7	-	7	683
Included in other comprehensive income	(39)	26	(13)	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	196
Sales	-	-	-	-
Other dispositions	(2,542)	-	(2,542)	(414)
Transfers into Level 3	3,814	-	3,814	-
Transfers out of Level 3	-	-	-	-

Ending balance	$44,999	$1,149	$46,148	$278

Net unrealized losses	$(51)	$26	$(25)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Year Ended December 31, 2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	11	92	103	2,500
Included in other comprehensive income	1,385	51	1,436	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	163
Sales	-	-	-	-
Other dispositions	(2,977)	(200)	(3,177)	(51)
Transfers into Level 3	8,640	-	8,640	-
Transfers out of Level 3	(19,101)	-	(19,101)	-

Ending balance	$43,759	$1,123	$44,882	$(187)

Net unrealized gains	$1,401	$105	$1,506

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 or Level 2 during the second quarter or six months ended June 30, 2012.

The following table presents quantitative information about material Level 3 fair value measurements as of June 30, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (in basis points)	Weighted Average of Range
Fixed maturity securities	$44,999	Market comparable	Spread adjustment	46-367	190

The Company’s primary category of Level 3 fair values is fixed maturity securities, totaling $45.0 million as of June 30, 2012. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.2 million, as of June 30, 2012.

Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company’s financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below is a summary of fair value estimates at June 30, 2012 and December 31, 2011 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,816,250	$2,816,250	$2,682,142	$2,682,142
Equity securities available for sale	37,184	37,184	36,689	36,689
Mortgage loans	579,500	623,887	601,923	642,905
Policy loans	79,447	79,447	80,375	80,375
Cash and short-term investments	23,021	23,021	59,752	59,752
Separate account assets	320,566	320,566	316,609	316,609

Liabilities:
Individual and group annuities	1,112,283	1,091,546	1,082,324	1,062,407
Supplementary contracts without life contingencies	54,898	53,872	56,193	54,824
Separate account liabilities	320,566	320,566	316,609	316,609
Other policyholder funds – GMWB	278	278	(187)	(187)

5. Financing Receivables

The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as an asset in the Consolidated Balance Sheets.

The table below identifies the Company’s financing receivables by classification at June 30, 2012 and December 31, 2011.

	June 30 2012	December 31 2011
Receivables:
Agent receivables, net (allowance $2,230; $2,226 – 2011)	$1,527	$1,708
Investment-related financing receivables:
Mortgage loans, net (allowance $2,517; $2,849 – 2011)	579,500	601,923

Total financing receivables	$581,027	$603,631

The following table details the activity of the allowance for uncollectible accounts on agent receivables at June 30, 2012 and December 31, 2011.

	June 30 2012	December 31 2011
Beginning of year	$2,226	$644
Additions	154	1,724
Deductions	(150)	(142)

End of period	$2,230	$2,226

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment.

	June 30 2012	December 31 2011
Mortgage loans collectively evaluated for impairment	$582,017	$604,772
Mortgage loans individually evaluated for impairment	-	-
Allowance for potential future losses	(2,517)	(2,849)

Carrying value	$579,500	$601,923

The following table details the activity of the allowance for potential future losses on mortgage loans at June 30, 2012 and December 31, 2011.

	June 30 2012	December 31 2011
Beginning of year	$2,849	$3,410
Additions	32	-
Deductions	(364)	(561)

End of period	$2,517	$2,849

Agent Receivables

The Company has agent receivables which are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.7 million at June 30, 2012, and the Company maintained an allowance for doubtful accounts totaling $2.2 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2011. The Company has two types of agent receivables, including:

•

Agent specific loans. At June 30, 2012, these loans totaled $1.0 million with an allowance for doubtful accounts of $0.2 million. At December 31, 2011, agent specific loans totaled $0.8 million with an allowance for doubtful accounts of $0.2 million.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.7 million, with an allowance for doubtful accounts of $2.0 million at June 30, 2012. Gross agent receivables totaled $3.1 million and the allowance for doubtful accounts was $2.0 million at December 31, 2011.

Mortgage Loans

The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, net of an allowance for potential future losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status.

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

Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property-type in a table in Note 3 – Investments, as are geographic distributions for both regional and significant state concentrations. These measures are also supplemented with various other analytics to provide additional information concerning mortgage loans and management’s assessment of financing receivables.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents an aging schedule for delinquent payments for both principal and interest at June 30, 2012 and December 31, 2011, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2012
Industrial	$-	$-	$-	$-	$-
Medical	-	-	-	-	-
Office	159	9	-	-	9
Other	-	-	-	-	-

Total	$159	$9	$-	$-	$9

December 31, 2011
Industrial	$-	$-	$-	$-	$-
Office	816	13	-	-	13
Medical	7,019	75	-	-	75
Other	-	-	-	-	-

Total	$7,835	$88	$-	$-	$88

At June 30, 2012, there was one mortgage loan that was 30 days past due. Subsequently, payment was received and this loan was brought current in July 2012.

The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for potential future losses was $2.5 million at June 30, 2012 and $2.8 million at December 31, 2011. For information regarding management’s periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 5 – Financing Receivables in the Company’s 2011 Form 10-K.

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

6. Variable Interest Entities

The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability corporations that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income. For additional information, please refer to Note 6 – Variable Interest Entities in the Company’s 2011 Form 10-K.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at June 30, 2012 and December 31, 2011. The table includes investments in eight real estate joint ventures and 28 affordable housing real estate joint ventures at June 30, 2012 and investments in eleven real estate joint ventures and 28 affordable housing real estate joint ventures at December 31, 2011.

	June 30 2012		December 31 2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$24,089	$24,089	$35,551	$35,551
Affordable housing real estate joint ventures	24,171	60,966	20,749	61,124

Total	$48,260	$85,055	$56,300	$96,675

The maximum exposure to loss relating to the real estate joint ventures and affordable housing real estate joint ventures, as shown in the table above, is equal to the carrying amounts plus any unfunded equity commitments, exposure to potential recapture of tax credits, guarantees of debt, or other obligations of the VIE with recourse to the Company. Unfunded equity and loan commitments typically require financial or operating performance by other parties and have not yet become due or payable but which may become due in the future.

At June 30, 2012 and December 31, 2011, the Company had $1.4 million and $6.4 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures at June 30, 2012 and December 31, 2011 includes $11.2 million and $13.2 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

7. Change in Accounting Principle

The Company adopted Accounting Standards Update (ASU) No. 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. This guidance modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Deferred acquisition costs are capitalized as incurred. These costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts. For interest sensitive and variable insurance products, estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses. At the issuance of policies, projections of estimated gross profits are made which are then replaced by actual gross profits over the lives of the policies. The Company considers the following assumptions to be of significance when projecting future estimated gross profits: mortality, interest rates and spreads, surrender and withdrawal rates, and expense margins.

The amount of acquisition costs capitalized during the second quarter and six months ended June 30, 2012 were $9.3 million and $19.0 million, respectively. The amount of acquisition costs that would have been capitalized during the second quarter and six months ended June 30, 2012 if the Company’s previous policy had been applied during that period would have been $8.8 million and $17.5 million, respectively. Thus, the adoption of this guidance resulted in a $0.6 million and a $1.5 million increase in the amount of acquisition costs capitalized during the two respective periods. The net result of the adoption of ASU No. 2010-26 were increases of $0.8 million and $1.4 million in pretax earnings in the second quarter and six months ended June 30, 2012, respectively.

8. Separate Accounts

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $91.6 million at June 30, 2012 (December 31, 2011 - $86.6 million) and the guarantee liability was $0.3 million at June 30, 2012 (December 31, 2011 - ($0.2) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets. The determination of fair value of the GMWB liability requires models that use actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for risk and issuer non-performance.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB are provided on all variable annuities. The GMDB rider for variable universal life and variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The total reserve held for the variable annuity GMDB at June 30, 2012 was $0.1 million (December 31, 2011 - $0.2 million).

9. Notes Payable

The Company had no notes payable at June 30, 2012 or December 31, 2011.

As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.7 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in both the second quarter and the six-month period ended June 30, 2012. Dividends received were less than $0.1 million in the second quarter and $0.1 million for the six-month period ended June 30, 2011.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines as they come due.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

10. Income Taxes

The following table provides a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(1)	-	-	-
Permanent differences	(1)	(1)	(1)	(1)
Other	2	-	-	-

Effective income tax rate	35%	34%	34%	34%

The Company did not have any uncertain tax positions at June 30, 2012.

At June 30, 2012, the Company had a $2.3 million current tax liability and a $75.7 million deferred tax liability, compared to a $0.3 million current tax recoverable and a $68.8 million deferred tax liability at December 31, 2011.

11. Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the second quarters and six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	Quarter Ended June 30		Quarter Ended June 30
	2012	2011	2012	2011
Service cost	$-	$-	$199	$161
Interest cost	1,475	1,871	452	387
Expected return on plan assets	(2,225)	(2,342)	(8)	(9)
Amortization of:
Unrecognized actuarial loss	575	896	70	4
Unrecognized prior service cost	-	-	(63)	(68)

Net periodic benefit cost (income)	$(175)	$425	$650	$475

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$-	$-	$399	$321
Interest cost	2,950	3,742	902	774
Expected return on plan assets	(4,450)	(4,684)	(16)	(18)
Amortization of:
Unrecognized actuarial (gain) loss	(850)	1,792	141	9
Unrecognized prior service cost	-	-	(126)	(136)

Net periodic benefit cost (income)	$(2,350)	$850	$1,300	$950

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan. The Company determined that upon curtailment of the plan on January 1, 2011, the status of the plan participants should have changed from active to inactive. The amortization period was corrected from the average remaining service period of plan participants, approximately 10 years, to the average remaining life expectancy of plan participants, approximately 26 years. The Company has recognized a $2.0 million pre-tax benefit related to the reversal of amortization recorded during 2011.

12. Share-Based Payment

The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company’s common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability, or retirement. The Company does not make payments in shares, warrants, or options.

No payments were made under this plan during the first six months ended June 30, 2012 and 2011.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the second quarter of 2012 was $0.2 million, net of tax. The change in accrual for share-based compensation that reduced operating expense in the second quarter of 2011 was $0.1 million, net of tax. The cost of compensation accrued as an operating expense for the six months ended June 30, 2012 was $0.5 million, net of tax. The change in accrual for share-based compensation that reduced operating expense in the first six months of 2011 was less than $0.1 million, net of tax.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below provides information about comprehensive income for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$32,275	$11,297	$20,978
Equity securities	(55)	(20)	(35)
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	412	144	268
Other-than-temporary impairment losses recognized in earnings	(188)	(66)	(122)
Other-than-temporary impairment losses recognized in other comprehensive income	42	15	27

Net unrealized gains (losses) excluding impairment losses	31,954	11,184	20,770
Effect on DAC and VOBA	(7,454)	(2,609)	(4,845)
Future policy benefits	(5,389)	(1,887)	(3,502)
Policyholder account balances	(219)	(76)	(143)

Other comprehensive income	$18,892	$6,612	$12,280

Net income			8,397

Comprehensive income			$20,677

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Quarter Ended June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$39,150	$13,703	$25,447
Equity securities	41	14	27
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	2,013	705	1,308
Other-than-temporary impairment losses recognized in earnings	(238)	(83)	(155)
Other-than-temporary impairment losses recognized in other comprehensive income	56	20	36

Net unrealized gains (losses) excluding impairment losses	37,360	13,075	24,285
Effect on DAC and VOBA	(6,897)	(2,414)	(4,483)
Future policy benefits	(4,502)	(1,576)	(2,926)
Policyholder account balances	(127)	(44)	(83)

Other comprehensive income	$25,834	$9,041	$16,793

Net income			11,173

Comprehensive income			$27,966

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Six Months Ended June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$39,599	$13,860	$25,739
Equity securities	(53)	(19)	(34)
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	880	308	572
Other-than-temporary impairment losses recognized in earnings	(456)	(160)	(296)
Other-than-temporary impairment losses recognized in other comprehensive income	150	53	97

Net unrealized gains (losses) excluding impairment losses	38,972	13,640	25,332
Effect on DAC and VOBA	(11,254)	(3,939)	(7,315)
Future policy benefits	(7,645)	(2,676)	(4,969)
Policyholder account balances	(335)	(117)	(218)

Other comprehensive income	$19,738	$6,908	$12,830

Net income			27,838

Comprehensive income			$40,668

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Six Months Ended June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$39,004	$13,652	$25,352
Equity securities	69	24	45
Less reclassification adjustments:
Net realized investment gains (losses), excluding impairment losses	3,133	1,097	2,036
Other-than-temporary impairment losses recognized in earnings	(507)	(177)	(330)
Other-than-temporary impairment losses recognized in other comprehensive income	114	40	74

Net unrealized gains (losses) excluding impairment losses	36,333	12,716	23,617
Effect on DAC and VOBA	(6,830)	(2,391)	(4,439)
Future policy benefits	(3,395)	(1,189)	(2,206)
Policyholder account balances	(117)	(40)	(77)

Other comprehensive income	$25,991	$9,096	$16,895

Net income			15,964

Comprehensive income			$32,859

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides accumulated balances related to each component of accumulated other comprehensive income at June 30, 2012.

	Net Unrealized Gain (Loss) on Non-Impaired Securities	Net Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Tax Effect	Total
Beginning of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(15,903)	$(578)	$(16,199)	$30,086
Other comprehensive income	33,164	5,808	-	(11,254)	(7,645)	(335)	(6,908)	12,830

End of period	$246,964	$(9,804)	$(78,451)	$(68,225)	$(23,548)	$(913)	$(23,107)	$42,916

14. Earnings Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended June 30, 2012 and 2011 was 11,093,397 and 11,466,948, respectively. The average number of shares outstanding for the six months ended June 30, 2012 and 2011 was 11,134,834 and 11,467,044, respectively. The number of shares outstanding at June 30, 2012 and December 31, 2011 was 11,056,933 and 11,309,365, respectively.

15. Segment Information

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
Insurance revenues:
Second quarter:	2012	$30,032	$12,197	$17,664	$(98)	$59,795
	2011	25,542	12,246	16,899	(134)	54,553
Six months:	2012	$58,601	$24,264	$34,964	$(197)	$117,632
	2011	56,274	24,800	33,607	(269)	114,412

Net investment income:
Second quarter:	2012	$40,334	$132	$2,969	$-	$43,435
	2011	41,654	142	3,097	-	44,893
Six months:	2012	$81,455	$260	$5,929	$-	$87,644
	2011	83,767	287	6,230	-	90,284

Net income (loss):
Second quarter:	2012	$6,704	$121	$1,572	$-	$8,397
	2011	10,937	(152)	388	-	11,173
Six months:	2012	$26,191	$(214)	$1,861	$-	$27,838
	2011	17,042	(552)	(526)	-	15,964

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

16. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2012, the Company had purchase commitments to fund mortgage loans and other investments of $10.5 million. Included in this total, the Company had commitments to originate mortgage loans of $8.4 million at June 30, 2012 with fixed interest rates ranging from 4.13% to 5.50%. At June 30, 2012, the Company also had a commitment to fund one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

The Company’s retail broker-dealer subsidiary is in an industry that involves substantial risks of liability. The Company’s broker-dealer subsidiary, Sunset Financial Services (SFS), has been named as a defendant in several new cases in recent periods. In recent years, regulatory proceedings, litigation, and FINRA arbitration actions related to registered representative activity and securities products (including, mutual funds, variable annuities, and alternative investments, such as real estate investment products and oil and gas investments) have continued to increase. Given the significant decline in the major market indices beginning in 2008, and the generally poor performance of investments that have historically been considered safe and conservative, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these legal actions and other claims would not have a material effect on the Company’s business, results of operations, or financial position.

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

19. Subsequent Events

On July 23, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid August 8, 2012 to stockholders of record as of August 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the quarters ended June 30, 2012 and 2011 and the financial condition of the Company at June 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2011 Form 10-K.

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

Cautionary Statement on Forward-Looking Information

This report reviews the Company’s financial condition and results of operations, and historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” that fall within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance, or achievements rather than historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meaning.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors as filed in the Company’s 2011 Form 10-K. For additional information, please refer to the Overview included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Form 10-K.

Consolidated Results of Operations

Summary of Results

The Company earned net income of $8.4 million in the second quarter of 2012 compared to $11.2 million in the second quarter of 2011. Net income per share was $0.78 in the second quarter of 2012 versus $0.97 in same period in the prior year. Net income for the first six months of 2012 was $27.8 million, an increase of $11.9 million or 74% compared to last year. Net income per share for the six months was $2.50, an increase of $1.11 per share versus the same period one year earlier. The following table presents variances between the results for the second quarters and six months ended June 30, 2012 and 2011. Additional information on these items is presented below.

	Quarter Ended June 30 2012 Versus 2011	Six Months Ended June 30 2012 Versus 2011
Insurance and other revenues	$4,888	$2,643
Net investment income	(1,458)	(2,640)
Net realized investment gains	(496)	14,380
Policyholder benefits and interest credited to policyholder account balances	(2,022)	4,705
Amortization of deferred acquisition costs	(4,416)	(2,733)
Operating expenses	(580)	1,323
Income tax expense	1,308	(5,804)

Total variance	$(2,776)	$11,874

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

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. In addition, the Company provides support to existing agents to stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities as they occur.

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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$4,414	2	$4,313	5
Immediate annuities	3,460	234	1,037	(77)
Group life insurance	744	64	453	(9)
Group accident and health insurance	3,199	(5)	3,367	5

Total new premiums	11,817	29	9,170	(26)
Renewal premiums	37,033	1	36,509	2

Total premiums	48,850	7	45,679	(5)
Reinsurance ceded	(14,645)	(2)	(14,878)	6

Premiums, net	$34,205	11	$30,801	(10)

	Six Months Ended June 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$8,770	1	$8,724	9
Immediate annuities	5,168	38	3,746	(62)
Group life insurance	1,225	29	947	(16)
Group accident and health insurance	5,743	(18)	6,991	7

Total new premiums	20,906	2	20,408	(20)
Renewal premiums	74,283	3	71,955	2

Total premiums	95,189	3	92,363	(4)
Reinsurance ceded	(28,280)	1	(27,937)	3

Premiums, net	$66,909	4	$64,426	(7)

Consolidated total premiums increased $3.2 million or 7% in the second quarter of 2012 versus the same period in the prior year, as total new premiums increased $2.6 million or 29% and total renewal premiums increased $0.5 million or 1%. The increase in total new premiums was largely due to a $2.4 million increase in immediate annuities. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, new group life insurance premiums increased. The increase in consolidated renewal premiums was largely due to a $0.6 million increase in individual life insurance premiums, attributable to the Old American segment.

Consolidated total premiums increased $2.8 million or 3% in the first six months of 2012 versus one year earlier, reflecting a $0.5 million or 2% increase in total new premiums and a $2.3 million or 3% increase in total renewal premiums. The increase in total new premiums was due to a $1.4 million or 38% increase in new immediate annuity premiums and a $0.3 million increase in new group life premiums. These improvements were partially offset by a $1.2 million or 18% decrease in new group accident and health premiums, primarily in the dental and short-term disability lines. The increase in renewal premiums reflected an increase in individual life insurance premiums from both the Individual and Old American segments. In addition, renewal group accident and health premiums increased, largely from the short-term disability line.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$2,857	(24)	$3,750	22
Variable universal life insurance	103	(62)	268	35
Fixed deferred annuities	12,469	(31)	18,025	58
Variable annuities	4,642	(24)	6,142	10

Total new deposits	20,071	(29)	28,185	39
Renewal deposits	35,325	(3)	36,333	-

Total deposits	$55,396	(14)	$64,518	14

	Six Months Ended June 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$6,160	(6)	$6,562	1
Variable universal life insurance	260	(47)	493	12
Fixed deferred annuities	31,619	(4)	32,917	47
Variable annuities	8,603	(14)	9,979	(13)

Total new deposits	46,642	(7)	49,951	22
Renewal deposits	70,217	(3)	72,031	3

Total deposits	$116,859	(4)	$121,982	10

Total new deposits decreased $8.1 million or 29% in the second quarter of 2012 compared with the second quarter of 2011. This change was primarily due to a $5.6 million or 31% decrease in new fixed deferred annuity deposits and a $1.5 million or 24% decrease in new variable annuity deposits. Total renewal deposits decreased $1.0 million or 3% in the second quarter of 2012 versus last year, reflecting a $0.9 million or 33% decrease in renewal variable annuity deposits. Total new deposits decreased $3.3 million or 7% in the first six months of 2012 compared with the prior year. This decrease was largely due to a $1.4 million or 14% decline in new variable annuity deposits and a $1.3 million or 4% decrease in new fixed deferred annuity deposits. Total renewal deposits decreased $1.8 million or 3%, reflecting a $2.1 million or 35% decrease in renewal variable annuity deposits. Partially offsetting this decline, renewal fixed deferred annuity deposits increased $0.8 million or 5% compared to last year. New sales and renewals for deposit products have been negatively affected for the second quarter and first six months of 2012 by continuing low interest rates and the uncertain economic environment.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the second quarter of 2012, total insurance revenues increased $5.2 million or 10%, reflecting a $3.4 million or 11% increase in net premiums and a $1.8 million or 8% increase in contract charges compared to the prior year. The increase in net premiums resulted from a $0.8 million or 3% increase in total individual life premiums, largely from the Old American segment, and a $2.4 million increase in total immediate annuity premiums.

Insurance revenues increased $3.2 million or 3% in the first six months of 2012 compared with the prior year. This increase was due to a $2.5 million or 4% increase in net premiums and a $0.7 million or 1% increase in contract charges. The increase in net premiums largely resulted from a $1.6 million or 3% increase in total individual life insurance premiums, also largely from the Old American segment, and a $1.2 million or 29% increase in total immediate annuity premiums.

Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges on policyholder account balances. Certain contract charges are not recognized in income immediately but are deferred and amortized into income in proportion to the expected future gross profits of the business, in a manner similar to DAC. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins, and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.

Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales and has the intent of servicing to achieve long-term profit streams.

Total contract charges on all blocks of business increased $1.8 million or 8% in the second quarter of 2012 compared to the same periods in 2011. The increase in the second quarter of 2012 was largely due to a $2.5 million increase in the amortization of deferred revenue. Amortization of deferred revenue increased $1.8 million during the second quarter of 2012 due to unlocking. This unlocking was due to changes in the interest and mortality margins that resulted in a decrease to the deferred revenue liability. Conversely, deferred revenue decreased $1.8 million during second quarter 2011 due to unlocking. The 2011 unlocking was primarily the result of the implementation of a new industry mortality table and the impact of a system upgrade specific to reinsurance.

Total contract charges on all blocks of business increased $0.7 million in the first six months of 2012 compared to one year earlier. In addition to the results discussed above for the quarter, the amortization of deferred revenue increased during 2012 due to a system upgrade that occurred during 2011 that led to enhanced reinsurance modeling capabilities. Partially offsetting this increase was a $0.4 million decrease in both expense loads and cost of insurance charges. The decrease in expense loads resulted from a decline in value of variable annuities held in the separate accounts, reflecting the existing market conditions. The decline in cost of insurance charges was largely due to the runoff of closed blocks.

Total contract charges on closed blocks equaled 34% and 37% of total consolidated contract charges in the second quarters of 2012 and 2011, and 35% and 36% for the first six months of 2012 and 2011, respectively. Total contract charges on closed blocks decreased 1% in the second quarter and 2% in the first six months of 2012 compared to the same periods in the prior year. These declines reflect the runoff of the closed blocks. Total contract charges on open, or ongoing, blocks of business increased 13% in the second quarter and 4% in the first six months, reflecting in part new sales of these products and the unlocking discussed above.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased $0.2 million or 2% in the second quarter of 2012 and increased $0.3 million or 1% in the first six months of 2012, as compared to the same periods in 2011. Reinsurance ceded for the Group segment increased $0.1 million or 4% in the second quarter and $0.9 million or 15% in the six months, reflecting increased disability sales that were largely reinsured. Reinsurance ceded for the Old American segment declined $0.1 million or 12% in the second quarter and $0.2 million or 15% in the first six months of 2012, reflecting the continued runoff of a large closed block of reinsured business. Reinsurance ceded for the Individual Insurance segment decreased $0.3 million or 3% in the second quarter and $0.3 million or 2% in the first six months of 2012.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $1.0 million or 2% in the second quarter and $2.5 million or 3% in the first six months of 2012 compared with the same periods in 2011. While average invested assets increased in both the second quarter and first six months during 2012, these changes were more than offset by lower yields earned on certain investments.

Fixed maturity securities provided a majority of the Company’s investment income during both the quarter and six months ended June 30, 2012. Income on these investments declined $1.1 million or 3% in the second quarter and $2.7 million or 4% in the first six months of 2012 compared to the prior year, reflecting declines in yields earned.

Investment income from mortgage loans decreased 1% in the second quarter and increased 4% in the first six months of 2012 compared to the same periods in 2011. The improvement in the six months was largely the result of higher mortgage loan portfolio holdings in the first six months of 2012 compared to the first six months of 2011, as the Company increased the mortgage loan balance through purchases made during 2011.

Net investment income is stated net of investment expenses. Investment expenses increased $0.4 million or 15% in the second quarter of 2012 and $0.2 million or 3% in the first six months of 2012 compared to the same periods in 2011. These changes were largely attributable to increased real estate expenses.

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

The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Gross gains resulting from:
Sales of investment securities	$-	$3,341	$313	$3,652
Investment securities called and other	595	387	803	1,250
Sales of real estate	1,010	-	16,180	-

Total gross gains	1,605	3,728	17,296	4,902

Gross losses resulting from:
Sales of investment securities	(32)	(1,590)	(32)	(1,590)
Investment securities called and other	(151)	(125)	(204)	(179)
Mortgage loans	(13)	-	(178)	(3)

Total gross losses	(196)	(1,715)	(414)	(1,772)
Change in allowance for potential future losses on mortgage loans	(32)	-	332	-
Amortization of DAC and VOBA	(16)	(120)	(16)	(225)

Net realized investment gains, excluding impairment losses	1,361	1,893	17,198	2,905

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(188)	(238)	(456)	(507)
Portion of loss recognized in other comprehensive income	42	56	150	114

Net impairment losses recognized in earnings	(146)	(182)	(306)	(393)

Net realized investment gains	$1,215	$1,711	$16,892	$2,512

The Company recorded a net realized investment gain of $1.2 million in the second quarter of 2012, compared with a $1.7 million net realized investment gain in the second quarter of 2011. During the second quarter of 2012, investment gains on sales of real estate totaled $1.0 million. Net realized investment gains for the first six months totaled $16.9 million in 2012 compared to $2.5 million in 2011, largely reflecting gains on sales of real estate of $16.2 million. In the above table, investment securities called and other includes, but is not limited to, principal payments and sinking funds.

The Company’s analysis of securities for the second quarter ended June 30, 2012 resulted in the determination that eight fixed-maturity residential mortgage-backed securities had other-than-temporary impairments and were written down by a combined $0.1 million due to credit impairments. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.2 million in the second quarter of 2012, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $65.7 million.

The following table summarizes securities with other-than-temporary impairments recognized in earnings by business segment during the first and second quarters of 2012 and 2011 by asset class:

	Quarter Ended March 31 2012	Quarter Ended June 30 2012	Six Months Ended June 30 2012
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$143	$134	$277
Group Insurance	-	-	-
Old American	17	12	29

Total	$160	$146	$306

Segment detail:
Individual Insurance	$143	$134	$277
Group Insurance	-	-	-
Old American	17	12	29

Consolidated total	$160	$146	$306

	Quarter Ended March 31 2011	Quarter Ended June 30 2011	Six Months Ended June 30 2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188	$164	$352
Group Insurance	-	-	-
Old American	23	18	41

Total	$211	$182	$393

Segment detail:
Individual Insurance	$188	$164	$352
Group Insurance	-	-	-
Old American	23	18	41

Consolidated total	$211	$182	$393

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

The following table provides information regarding fixed maturity and equity securities by asset class at June 30, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$135,892	4%	$134,213	$14,308	$1,679	$22
Federal agencies [1]	26,123	1%	26,123	4,061	-	1
Federal agency issued residential mortgage-backed securities [1]	106,439	4%	105,813	9,281	626	-

Subtotal	268,454	9%	266,149	27,650	2,305	23
Corporate obligations:
Industrial	544,941	19%	520,208	48,437	24,733	1,727
Energy	193,676	7%	184,096	20,692	9,580	46
Communications and technology	219,485	8%	215,432	20,097	4,053	28
Financial	316,822	11%	283,253	20,753	33,569	2,624
Consumer	535,552	19%	520,485	47,467	15,067	53
Public utilities	292,514	10%	276,538	39,068	15,976	485

Subtotal	2,102,990	74%	2,000,012	196,514	102,978	4,963
Corporate private-labeled residential mortgage-backed securities	151,638	5%	81,428	2,711	70,210	8,694
Municipal securities	174,148	6%	170,177	25,510	3,971	26
Other	103,178	4%	57,993	4,771	45,185	8,081
Redeemable preferred stocks	15,842	1%	12,382	328	3,460	222

Fixed maturities	2,816,250	99%	2,588,141	257,484	228,109	22,009
Equity securities	37,184	1%	36,057	1,815	1,127	130

Total	$2,853,434	100%	$2,624,198	$259,299	$229,236	$22,139

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$134,437	5%	$133,478	$13,856	$959	$12
Federal agencies [1]	25,881	1%	25,881	3,480	-	-
Federal agency issued residential mortgage-backed securities [1]	119,637	4%	118,694	9,901	943	2

Subtotal	279,955	10%	278,053	27,237	1,902	14
Corporate obligations:
Industrial	486,880	18%	461,425	43,710	25,455	860
Energy	171,711	6%	171,711	19,131	-	-
Communications and technology	201,393	7%	194,154	16,566	7,239	156
Financial	318,078	12%	250,403	15,155	67,675	5,890
Consumer	496,487	18%	481,033	43,788	15,454	263
Public utilities	296,337	11%	280,475	38,094	15,862	1,366

Subtotal	1,970,886	72%	1,839,201	176,444	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	156,902	6%	53,304	1,856	103,598	12,620
Municipal securities	168,522	6%	164,613	18,316	3,909	61
Other	94,656	4%	38,253	3,576	56,403	9,235
Redeemable preferred stocks	11,221	1%	5,226	226	5,995	740

Fixed maturities	2,682,142	99%	2,378,650	227,655	303,492	31,205
Equity securities	36,689	1%	35,566	1,873	1,123	135

Total	$2,718,831	100%	$2,414,216	$229,528	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2011, the Company had $31.3 million in gross unrealized losses on investment securities which were offset by $229.5 million in gross unrealized gains. At June 30, 2012, the Company’s unrealized losses on investment securities had decreased to $22.1 million and were offset by $259.3 million in gross unrealized gains, with 22% of the gross unrealized losses in the category of corporate obligations. The financial sector was the single largest contributor to unrealized losses in this category, reflecting the direct and indirect impact of the troubled residential real estate and mortgage markets. In addition, 39% of the gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities, also due to the troubled residential real estate and mortgage markets. At June 30, 2012, 92% of the total fair value of the fixed maturities portfolio had unrealized gains, compared to 89% at December 31, 2011.

The Company maintains a high quality securities portfolio. The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor’s rating at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
AAA	$133,497	5%	$161,802	6%
AA	606,522	22%	570,157	21%
A	850,741	30%	799,565	30%
BBB	1,022,645	36%	939,373	35%

Total investment grade	2,613,405	93%	2,470,897	92%
BB	69,852	2%	79,760	3%
B and below	132,993	5%	131,485	5%

Total below investment grade	202,845	7%	211,245	8%

	$2,816,250	100%	$2,682,142	100%

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, at June 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$900	$8	$779	$14	$1,679	$22
Federal agency issued residential mortgage-backed securities [1]	333	-	293	1	626	1

Subtotal	1,233	8	1,072	15	2,305	23
Corporate obligations:
Industrial	24,733	1,727	-	-	24,733	1,727
Energy	9,580	46	-	-	9,580	46
Communications and technology	4,053	28	-	-	4,053	28
Financial	17,959	258	15,610	2,366	33,569	2,624
Consumer	14,480	46	587	7	15,067	53
Public utilities	9,236	74	6,740	411	15,976	485

Subtotal	80,041	2,179	22,937	2,784	102,978	4,963
Corporate private-labeled residential mortgage-backed securities	-	-	70,210	8,694	70,210	8,694
Municipal securities	3,078	18	893	8	3,971	26
Other	-	-	45,185	8,081	45,185	8,081
Redeemable preferred stocks	-	-	3,460	222	3,460	222

Fixed maturity securities	84,352	2,205	143,757	19,804	228,109	22,009

Equity securities	-	-	1,127	130	1,127	130

Total	$84,352	$2,205	$144,884	$19,934	$229,236	$22,139

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer were $19.9 million at June 30, 2012, a decrease of 17% from $23.9 million at December 31, 2011. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $1.3 million or 13% during the first six months of 2012. These securities continue to be challenged by the economy and the Company continues to monitor the cash flows on each of these investments.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at June 30, 2012.

	June 30, 2012
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$104,608	$102,949	$1,659
Unrealized losses of 20% or less and greater than 10%	36,702	31,992	4,710

Subtotal	141,310	134,941	6,369

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	4,946	3,766	1,180
Twelve months or greater	908	465	443

Total investment grade	5,854	4,231	1,623

Below investment grade
Less than twelve months	4,273	3,104	1,169
Twelve months or greater	3,010	2,167	843

Total below investment grade	7,283	5,271	2,012

Unrealized losses greater than 20%	13,137	9,502	3,635

Subtotal	154,447	144,443	10,004

Securities owned with realized impairment:
Unrealized losses of 10% or less	33,294	31,815	1,479
Unrealized losses of 20% or less and greater than 10%	40,730	34,841	5,889

Subtotal	74,024	66,656	7,368

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	1,553	1,240	313
Twelve months or greater	21,351	16,897	4,454

Total below investment grade	22,904	18,137	4,767

Unrealized losses greater than 20%	22,904	18,137	4,767

Subtotal	96,928	84,793	12,135

Total	$251,375	$229,236	$22,139

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2011.

	December 31, 2011
	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$154,445	$151,008	$3,437
Unrealized losses of 20% or less and greater than 10%	53,042	45,689	7,353

Subtotal	207,487	196,697	10,790

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	4,946	3,752	1,194
Twelve months or greater	908	450	458

Total investment grade	5,854	4,202	1,652

Below investment grade:
Less than twelve months	8,210	5,977	2,233
Twelve months or greater	-	-	-

Total below investment grade	8,210	5,977	2,233

Unrealized losses greater than 20%	14,064	10,179	3,885

Subtotal	221,551	206,876	14,675

Securities owned with realized impairment:
Unrealized losses of 10% or less	37,639	36,420	1,219
Unrealized losses of 20% or less and greater than 10%	24,789	20,843	3,946

Subtotal	62,428	57,263	5,165

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade:
Less than twelve months	29,391	23,178	6,213
Twelve months or greater	22,585	17,298	5,287

Total below investment grade	51,976	40,476	11,500

Unrealized losses greater than 20%	51,976	40,476	11,500

Subtotal	114,404	97,739	16,665

Total	$335,955	$304,615	$31,340

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at June 30, 2012.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$3,332	1%	$109	1%
AA	41,735	18%	4,261	19%
A	15,504	7%	484	2%
BBB	56,719	25%	1,983	9%

Total investment grade	117,290	51%	6,837	31%
BB	14,965	7%	1,071	5%
B and below	95,854	42%	14,101	64%

Total below investment grade	110,819	49%	15,172	69%

	$228,109	100%	$22,009	100%

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

The following is a discussion of all non-residential mortgage-backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at June 30, 2012. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

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

Agency mortgage-backed securities that were determined to have such indications at June 30, 2012 and December 31, 2011. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows at June 30, 2012 and December 31, 2011. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	June 30, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	4.2%	4.2%	40%	40%	18.0%	18.0%
2004	5.7%	7.7%	40%	55%	8.0%	13.0%
2005	3.4%	15.1%	40%	74%	6.0%	15.0%
2006	4.6%	6.8%	51%	85%	8.0%	16.0%
2007	9.9%	9.9%	65%	65%	8.0%	8.0%

	December 31, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.9%	3.9%	40%	40%	18.0%	18.0%
2004	4.9%	7.7%	40%	56%	8.0%	13.0%
2005	3.5%	13.7%	40%	68%	6.0%	15.0%
2006	4.9%	10.0%	52%	90%	8.0%	18.0%
2007	8.8%	8.8%	66%	66%	8.0%	8.0%

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At June 30, 2012, the fair value of investments with subprime residential mortgage exposure was $16.7 million with a related $2.5 million unrealized loss. At December 31, 2011, the Company had investments with subprime residential mortgage exposure of $17.4 million and a related $3.5 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both June 30, 2012 and December 31, 2011. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

The following tables divide these investment types among vintage and credit ratings at June 30, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$23,518	$22,658	$860
2004	28,996	27,829	1,167
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	52,514	50,487	2,027

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	32,865	32,631	234
2005	72,879	83,762	(10,883)
2006	7,248	6,996	252
2007	3,958	4,544	(586)

Total below investment grade	116,950	127,933	(10,983)

Other Structured Securities:
Investment grade	80,886	80,952	(66)
Below investment grade	3,017	3,238	(221)

Total other	83,903	84,190	(287)

Total structured securities	$253,367	$262,610	$(9,243)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$27,700	$26,974	$726
2004	29,682	28,693	989
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	57,382	55,667	1,715

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	34,497	34,821	(324)
2005	72,619	87,447	(14,828)
2006	6,960	7,309	(349)
2007	3,868	4,864	(996)

Total below investment grade	117,944	134,441	(16,497)

Other Structured Securities:
Investment grade	71,793	72,998	(1,205)
Below investment grade	3,179	3,444	(265)

Total other	74,972	76,442	(1,470)

Total structured securities	$250,298	$266,550	$(16,252)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $9.2 million at June 30, 2012, compared to $16.3 million at December 31, 2011. Total unrealized losses on these securities as a percent of total amortized cost totaled 4% at June 30, 2012, an improvement from 6% at year-end 2011.

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at June 30, 2012 had a fair value of $132.2 million with a net unrealized loss of $9.8 million.

The Company evaluated the current status of all investments previously written-down to assess the ongoing expectations of amounts to be collected. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first six months of 2012 or 2011.

The Company maintains a diversified investment portfolio, including less than 5% of its investment portfolio in municipal bond securities and 6% in bond securities from foreign issuers. Approximately 60% of the Company’s foreign securities were form issuers in Canada and Australia at June 30, 2012. The Company has no holdings in European sovereign debt and all investments are denominated in U.S. dollars. The fair value of the Company’s securities from foreign issuers at June 30, 2012 was $230.5 million with a net unrealized gain of $14.0 million. This compares to a fair value of $199.5 million with a net unrealized gain of $8.7 million at December 31, 2011.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at June 30, 2012. The Company’s indirect exposure to financial guarantors totaled $36.5 million, which was approximately 1% of the Company’s investments at June 30, 2012. The unrealized gain on these investments totaled $2.5 million at June 30, 2012. The Company’s indirect exposure to financial guarantors at December 31, 2011 totaled $36.8 million, which was approximately 1% of the Company’s investments. Total unrealized gains on these investments totaled $1.7 million at December 31, 2011.

Other Revenues

Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; income received on the sale of low income housing tax credit (LIHTC) investments by a subsidiary of the Company; and fees charged on products and sales from the Company’s broker-dealer subsidiary. Other revenues decreased 13% in the second quarter and 11% in the first six months of 2012 compared to the same periods one year earlier. The decreases in both periods reflected lower income from the sale of LIHTC investments. In addition, the decrease in the six months also reflected lower supplementary contract considerations.

Policyholder Benefits

Policyholder benefits consist of death benefits (mortality), immediate annuity benefits, accident and health benefits, surrenders, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period to period. However mortality experience has generally remained within pricing expectations for the periods presented.

Policyholder benefits increased $2.4 million or 6% in the second quarter of 2012 compared to the same period one year earlier. This increase largely resulted from an increase in benefit and contract reserves. Several factors contributed to this increase, including a $2.4 million increase in immediate annuity receipts in the second quarter, which results in a nearly one-for-one increase in benefit and contract reserves. In addition, the change in the fair value of the GMWB rider resulted in a $1.0 million increase in benefit and contract reserves, and the Company recaptured a block of previously reinsured policies that resulted in an increase of $0.8 million in reserves in the second quarter. Partially offsetting the increase in benefit and contract reserves, death benefits, net of reinsurance, decreased $3.0 million in the second quarter of 2012 versus 2011. Also contributing to the decrease in policyholder benefits was a reduction in group dental benefits, as discussed in the Group Insurance segment analysis.

Policyholder benefits decreased $4.4 million or 5% in the first six months compared to the same period one year ago. The largest single factor in the decrease in policyholder benefits resulted from a $7.7 million decline in death benefits, net of reinsurance. Other benefits declined $2.4 million, net of reinsurance, primarily reflecting reduced group accident and health benefits. Partially offsetting these decreases, the Company had an increase in benefit and contract reserves. This increase resulted from several factors, including a $1.2 million increase in immediate annuity receipts and a $0.4 million increase in benefit and contract reserves from the increased value of the GMWB rider. The Company also recaptured a block of previously reinsured policies, which resulted in an increase of $0.8 million in reserves for the six months.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At June 30, 2012, the fair value of the liability increased $0.5 million compared to the fair value at December 31, 2011. This fluctuation can be attributed to declines in interest rates and issuer discount spreads, partially offset by favorable capital market returns and market volatilities.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased 2% in the second quarter and 1% in the first six months of 2012 compared with the same periods one year earlier. While total policyholder account balances have increased during 2012, average crediting rates declined slightly.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs increased $4.4 million in the second quarter and $2.7 million in the first six months of 2012 compared with the prior year. These increases were primarily the result of unlocking. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions. In 2011, the Company unlocked assumptions that resulted in a change in estimate, increasing the DAC asset $7.8 million. The unlocking was primarily the result of changes in assumptions about future mortality experience, including the use of a new industry mortality table and changes in reinsurance.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business; expenses from the Company’s operations; the amortization of VOBA; and other expenses. Operating expenses increased $0.6 million or 2% in the second quarter of 2012 and decreased $1.3 million or 3% in the first six months compared to last year. The increase in the second quarter was largely due to the increase in VOBA amortization, which is discussed below. The decrease in the six months reflected a decline in pension expense and a decline in the amount charged to allowance for doubtful accounts for agent receivables. Partially offsetting these, salaries expense and legal fees increased.

The amortization of VOBA is included in operating expenses. VOBA is amortized with each purchased block of business over a defined period. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA increased $0.8 million or 31% in the second quarter of 2012 and $0.2 million or 4% in the first six months of 2012 compared to the same periods one year earlier. The increase in VOBA amortization during 2012 was largely due to unlocking. The Company had an unlocking adjustment due to the reassessment of interest and mortality margins on certain interest sensitive products which increased the amortization of VOBA $2.4 million in both the second quarter and the first six months of 2012. In comparison, the Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in both the second quarter and the six months of 2011. Partially offsetting this, the VOBA associated with the traditional life insurance block from the Old American segment became fully amortized at December 31, 2011, thus resulting in no amortization for this item in 2012 compared to $1.0 million in the first six months of 2011.

Income Taxes

The second quarter income tax expense was $4.5 million or 35% of income before tax for 2012, versus $5.8 million or 34% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2012 was $14.1 million or 34% of income before tax, versus $8.3 million or 34% of income before tax for the prior year period.

The effective income tax rate was equal to the prevailing corporate federal income tax rate of 35% in the second quarter of 2012. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax. Additionally, investments in affordable housing resulted in a benefit of approximately 1% of income before tax. Offsetting these items was tax expense of approximately 2% of income before tax related to a change in the projected effective tax rate, which was largely based upon historical and year-to-date pretax income.

The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the second quarter of 2011 primarily due to permanent differences, resulting in a benefit of approximately 1% of income before tax.

The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the six months ended June 30, 2012 and 2011. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 15 – Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$4,442	$1,790	$7,878	$6,288
Contract charges	25,590	23,752	50,723	49,986

Total insurance revenues	30,032	25,542	58,601	56,274
Investment revenues:
Net investment income	40,334	41,654	81,455	83,767
Net realized investment gains, excluding impairment losses	1,421	2,017	17,225	2,940
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(177)	(216)	(427)	(450)
Portion of impairment losses recognized in other comprehensive income	43	52	150	98

Net impairment losses recognized in earnings	(134)	(164)	(277)	(352)

Total investment revenues	41,621	43,507	98,403	86,355
Other revenues	2,274	2,620	4,413	4,986

Total revenues	73,927	71,669	161,417	147,615

Policyholder benefits	23,009	20,139	42,366	45,024
Interest credited to policyholder account balances	20,377	20,766	40,935	41,247
Amortization of deferred acquisition costs	2,727	(2,214)	6,737	3,483
Operating expenses	17,635	16,383	32,134	31,928

Total benefits and expenses	63,748	55,074	122,172	121,682

Income before income tax expense	10,179	16,595	39,245	25,933

Income tax expense	3,475	5,658	13,054	8,891

Net income	$6,704	$10,937	$26,191	$17,042

The net income for this segment in the second quarter of 2012 was $6.7 million, a decrease of $4.2 million from the second quarter of 2011. The decline was primarily the result of increased policyholder benefits, operating expenses, and amortization of deferred acquisition costs, along with lower net investment income. These were partially offset by an increase in insurance revenues.

Net income for this segment was $26.2 million for the first six months of 2012, an increase of $9.1 million from the first six months of 2011. Contributing to this improvement were increases in net realized investment gains and insurance revenues, along with lower policyholder benefits. Partially offsetting these changes was an increase in amortization of deferred acquisition costs.

Total insurance revenues for this segment increased $4.5 million or 18% in the second quarter of 2012 compared with the same period in the prior year. Total premiums increased $2.4 million or 18%, reflecting a $2.4 million increase in immediate annuity premiums. Contract charges increased $1.8 million or 8%, and reinsurance ceded premiums were flat.

Total insurance revenues for this segment increased $2.3 million or 4% for the first six months of 2012 compared to one year earlier. Total premiums increased $1.3 million or 5%, reflecting a $1.2 million or 29% increase in immediate annuity premiums. Contract charges increased $0.7 million and reinsurance ceded premiums were flat.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$1,172	(4)	$1,219	(5)
Immediate annuities	3,460	234	1,037	(77)

Total new premiums	4,632	105	2,256	(61)
Renewal premiums	10,591	-	10,607	1

Total premiums	15,223	18	12,863	(21)
Reinsurance ceded	(10,781)	(3)	(11,073)	(1)

Premiums, net	$4,442	148	$1,790	(65)

	Six Months Ended June 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$2,326	(10)	$2,589	-
Immediate annuities	5,168	38	3,746	(62)

Total new premiums	7,494	18	6,335	(49)
Renewal premiums	21,134	1	21,028	1

Total premiums	28,628	5	27,363	(18)
Reinsurance ceded	(20,750)	(2)	(21,075)	(1)

Premiums, net	$7,878	25	$6,288	(48)

Total new premiums for this segment increased $2.4 million in the second quarter of 2012, more than double the total new premiums in the same period one year earlier. This improvement resulted from increased sales of immediate annuities. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. Total renewal premiums were flat compared to last year.

Total new premiums for this segment increased $1.2 million or 18% in the first six months of 2012 versus the prior year. This improvement also resulted from increased immediate annuities. Total renewal premiums increased 1%, due to higher individual life premiums.

The following table provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$2,857	(24)	$3,750	22
Variable universal life insurance	103	(62)	268	35
Fixed deferred annuities	12,469	(31)	18,025	58
Variable annuities	4,642	(24)	6,142	10

Total new deposits	20,071	(29)	28,185	39
Renewal deposits	35,325	(3)	36,333	-

Total deposits	$55,396	(14)	$64,518	14

	Six Months Ended June 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$6,160	(6)	$6,562	1
Variable universal life insurance	260	(47)	493	12
Fixed deferred annuities	31,619	(4)	32,917	47
Variable annuities	8,603	(14)	9,979	(13)

Total new deposits	46,642	(7)	49,951	22
Renewal deposits	70,217	(3)	72,031	3

Total deposits	$116,859	(4)	$121,982	10

Total new deposits decreased $8.1 million or 29% in the second quarter of 2012 compared to last year, reflecting a $5.6 million or 31% decrease in new fixed deferred annuity deposits and a $1.5 million or 24% decrease in new variable annuity deposits. Total renewal deposits decreased $1.0 million or 3% in the second quarter of 2012. This decrease was due to a $0.9 million decline in renewal variable annuity deposits. Total new deposits decreased $3.3 million or 7% in the first six months of 2012 compared with the prior year. This decrease reflected a $1.4 million decline in new variable annuity deposits and a $1.3 million decline in new fixed deferred annuity deposits. Total renewal deposits decreased $1.8 million or 3% in the first six months of 2012. This decline resulted from a $2.1 million decrease in renewal variable annuity deposits. New sales and renewals for deposit products have been negatively affected for the second quarter and first six months of 2012 by continuing low interest rates and the uncertain economic environment.

Total contract charges increased $1.8 million or 8% in the second quarter of 2012 compared to the second quarter of 2011. This largely resulted from an increase in the amortization of deferred revenue. Amortization of deferred revenue increased $1.8 million during the second quarter of 2012 due to unlocking. The unlocking in 2012 was due to changes in the interest and mortality margins that resulted in a decrease to the deferred revenue liability. Conversely, the amortization of deferred revenue decreased $1.8 million during second quarter 2011 due to unlocking. The 2011 unlocking was primarily the result of the implementation of a new industry mortality table and the impact of a system upgrade specific to reinsurance. Total contract charges on the closed blocks equaled 34% of total consolidated contract charges in the second quarter of 2012 compared to 37% in the second quarter of 2011. Total contract charges on closed blocks declined 1% in the second quarter of 2012 compared to the same period in 2011. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 13% in the first six months of 2012.

Total contract charges increased $0.7 million in the first six months of 2012 compared to one year earlier, due to the increase in the amortization of deferred revenue described above. In addition to the results discussed above for the quarter, the amortization of deferred revenue increased during 2012 due to a system upgrade that occurred during 2011 that led to enhanced reinsurance modeling capabilities. Partially offsetting this increase was a $0.4 million decrease in both expense loads and cost of insurance charges. The decrease in expense loads resulted from a decline in value of variable annuities held in the separate accounts, reflecting the existing market conditions. The decline in cost of insurance charges was largely due to the runoff of closed blocks. Total contract charges on the closed blocks equaled 35% of total consolidated contract charges in the first six months of 2012 compared to 36% in the first six months of 2011. Total contract charges on closed blocks declined 2% in the first six months of 2012, while total contract charges on open blocks of business increased 4%.

Net investment income decreased $1.3 million or 3% in the second quarter of 2012 compared to the second quarter of 2011, as an increase in average invested assets was offset by a decline in yields earned. Also, this segment experienced a net realized investment gain of $1.3 million in the second quarter of 2012 compared to a net gain of $1.9 million in the second quarter of 2011. Net investment income decreased $2.3 million in the first six months of 2011 compared to one year earlier, as an increase in average invested assets was offset by a decline in yields earned. Also, this segment had a net realized gain of $16.9 million in the first six months of 2012 compared to a net gain of $2.6 million in the first six months of 2011.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first two quarters of 2012 and 2011.

Other revenues decreased 13% in the second quarter and 11% in the first six months of 2012 compared to the same periods one year earlier. The decreases in both periods reflected lower income from the sale of LIHTC investments. In addition, the decrease in the six months also reflected lower supplementary contract considerations.

Policyholder benefits increased $2.9 million or 14% in the second quarter of 2012 compared to the prior year. This increase was largely due to an increase in benefit and contract reserves. One contributing factor was a $2.4 million increase in sales of immediate annuities, which results in a nearly one-for-one increase in benefit and contract reserves. In addition, the change in the fair value of the GMWB rider resulted in a $1.0 million increase in benefit and contract reserves, and the Company recaptured a block of previously reinsured policies that resulted in an increase of $0.8 million in reserves in the second quarter. Partially offsetting the increase in reserves, death benefits, net of reinsurance, decreased $2.6 million. This change reflected favorable mortality experience.

Policyholder benefits decreased $2.7 million or 6% in the first six months of 2012 compared to the prior year. Death benefits, net of reinsurance ceded, decreased $6.3 million. Partially offsetting this favorable mortality experience, benefit and contract reserves increased. The reserve increase was largely due to a $1.2 million increase in sales of immediate annuities and a $0.4 million change in the fair value of the GMWB rider, as discussed above. The Company also recaptured a block of previously reinsured policies that resulted in an increase of $0.8 million in reserves for the six months.

Interest credited to policyholder account balances decreased 2% in the second quarter and 1% in the first six months of 2012 compared to the same periods one year earlier. While total policyholder account balances increased in 2012, average crediting rates declined slightly.

The amortization of deferred acquisition costs increased $4.9 million in the second quarter and $3.3 million in the first six months of 2012 compared with the prior year. These increases were largely the result of unlocking. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions. In 2011, the Company unlocked assumptions that resulted in a change in estimate, increasing the DAC asset $7.8 million. The unlocking was primarily the result of changes in assumptions about future mortality experience including the use of a new industry mortality table and change in reinsurance.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Operating expenses increased $1.3 million or 8% in the second quarter and $0.2 million or less than 1% in the first six months of 2012 compared with the same periods one year earlier. The largest factor in this increase for both periods was higher amortization of VOBA, as discussed below.

The amortization of VOBA increased $1.3 million or 63% in the second quarter and $1.1 million or 37% in the first six months of 2012 compared to one year earlier. The increase in VOBA amortization during 2012 was largely due to unlocking. The Company had an unlocking adjustment due to the reassessment of interest and mortality margins on certain interest sensitive products which increased the amortization of VOBA $2.4 million in both the second quarter and the first six months of 2012. Comparatively, during the second quarter of 2011, the Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $0.9 million in both the second quarter and the six months.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$12,197	$12,246	$24,264	$24,800

Total insurance revenues	12,197	12,246	24,264	24,800
Investment revenues:
Net investment income	132	142	260	287
Other revenues	36	38	73	75

Total revenues	12,365	12,426	24,597	25,162

Policyholder benefits	6,591	7,477	13,613	15,084
Operating expenses	5,589	5,183	11,314	10,927

Total benefits and expenses	12,180	12,660	24,927	26,011

Income (loss) before income tax expense (benefit)	185	(234)	(330)	(849)

Income tax expense (benefit)	64	(82)	(116)	(297)

Net income (loss)	$121	$(152)	$(214)	$(552)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New premiums:
Group life insurance	$744	64	$453	(9)
Group dental insurance	1,033	3	1,001	(52)
Group disability insurance	2,105	(10)	2,332	114
Other group insurance	61	79	34	(13)

Total new premiums	3,943	3	3,820	3
Renewal premiums	11,599	-	11,640	1

Total premiums	15,542	-	15,460	2
Reinsurance ceded	(3,345)	4	(3,214)	45

Premiums, net	$12,197	-	$12,246	(5)

	Six Months Ended June 30
	2012	% Change	2011	% Change
New premiums:
Group life insurance	$1,225	29	$947	(16)
Group dental insurance	1,965	(17)	2,379	(44)
Group disability insurance	3,688	(19)	4,542	106
Other group insurance	90	29	70	(26)

Total new premiums	6,968	(12)	7,938	4
Renewal premiums	23,783	6	22,494	3

Total premiums	30,751	1	30,432	3
Reinsurance ceded	(6,487)	15	(5,632)	30

Premiums, net	$24,264	(2)	$24,800	(2)

Total new premiums increased $0.1 million or 3% in the second quarter of 2012 and decreased $1.0 million or 12% in the six months compared with the prior year. New group life premiums increased $0.3 million or 64% in the second quarter and $0.3 million or 29% in the six months. These were partially offset by a decrease in new group disability premiums of $0.2 million or 10% in the second quarter and $0.9 million or 19% in the six months. Also contributing to the decline in the six months, new dental premiums decreased $0.4 million or 17%. Total renewal premiums remained flat in the second quarter and increased $1.3 million or 6% in the six months. The increase in the six months was primarily driven by renewals on the short-term disability product.

The Company uses reinsurance in several of its group product lines to help mitigate risk. Reinsurance premiums increased $0.1 million or 4% in the second quarter and $0.9 million or 15% in the first six months of 2012 compared to the prior year. The increase in the six months was largely due to an increase in short-term disability renewal premiums.

Policyholder benefits consist of death benefits, accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits declined $0.9 million or 12% in the second quarter and $1.5 million or 10% in the six months compared to the prior year. These results were largely due to a reduction in the benefits paid for the dental product line. This reduction reflects the changes that this segment made to the dental product line during 2011 to improve profitability, including increased pricing and better claim cost controls.

The policyholder benefit ratio is derived by dividing policyholder benefits, net of reinsurance, by total net premiums. The ratio for the Group Insurance segment was 54% in the second quarter and 56% for the first six months of 2012, compared to 61% in both the second quarter and first six months of 2011. These decreases were primarily the result of the decline in dental benefits previously mentioned. The policyholder benefit ratio for the dental product line decreased from approximately 77% in both the second quarter and first six months of 2011 to approximately 72% in both the second quarter and first six months of 2012.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses increased $0.4 million or 8% in the second quarter and $0.4 million or 4% in the six months. These increases were largely due to higher commission expenses associated with the life and dental products.

Old American

The following table presents financial data for the Old American business segment for the second quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$17,664	$16,899	$34,964	$33,607

Total insurance revenues	17,664	16,899	34,964	33,607
Investment revenues:
Net investment income	2,969	3,097	5,929	6,230
Net realized investment gains, excluding impairment losses	(60)	(124)	(27)	(35)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(11)	(22)	(29)	(57)
Portion of impairment losses recognized in other comprehensive income	(1)	4	-	16

Net impairment losses recognized in earnings	(12)	(18)	(29)	(41)

Total investment revenues	2,897	2,955	5,873	6,154
Other revenues	2	8	11	13

Total revenues	20,563	19,862	40,848	39,774

Policyholder benefits	11,676	11,249	23,767	24,031
Amortization of deferred acquisition costs	2,394	2,919	6,285	6,806
Operating expenses	3,952	5,066	7,789	9,777

Total benefits and expenses	18,022	19,234	37,841	40,614

Income (loss) before income tax expense (benefit)	2,541	628	3,007	(840)

Income tax expense (benefit)	969	240	1,146	(314)

Net income (loss)	$1,572	$388	$1,861	$(526)

Net income for this segment totaled $1.6 million in the second quarter compared to $0.4 million in the prior year. The increase in net income for the second quarter reflected a $0.8 million increase in insurance revenues, a $0.5 million decrease in amortization of DAC and a $1.1 million decrease in operating expenses. These were partially offset by a $0.4 million increase in policyholder benefits and a $0.7 million increase in income tax expense. Net income for the first six months of 2012 was $1.9 million compared to a $0.5 million net loss for the first six months of 2011. The increase in net income in the first six months of 2012 reflected a $1.4 million increase in insurance revenues, a $0.3 million decrease in policyholder benefits, a $0.5 million decrease in the amortization of DAC, and a $2.0 million decrease in operating expenses. These were partially offset by a $0.3 million decrease in net investment income and a $1.5 million increase in income tax expense.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2012 and 2011.

	Quarter Ended June 30
	2012	% Change	2011	% Change
New individual life premiums	$3,242	5	$3,094	10
Renewal premiums	14,941	4	14,396	2

Total premiums	18,183	4	17,490	4
Reinsurance ceded	(519)	(12)	(591)	(16)

Premiums, net	$17,664	5	$16,899	4

	Six Months Ended June 30
	2012	% Change	2011	% Change
New individual life premiums	$6,444	5	$6,135	13
Renewal premiums	29,563	3	28,702	2

Total premiums	36,007	3	34,837	4
Reinsurance ceded	(1,043)	(15)	(1,230)	(12)

Premiums, net	$34,964	4	$33,607	4

Total new premiums increased $0.1 million or 5% in the second quarter and $0.3 million or 5% in the six months, while total renewal premiums increased $0.5 million or 4% in the second quarter and $0.9 million or 3% in the six months. The increase in premiums reflects a combination of expanded distribution efforts and improved agency productivity. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In addition, proactive territorial management by agencies and the home office have contributed to the increased sales.

Net investment income decreased $0.1 million or 4% in the second quarter and $0.3 million or 5% in the first six months of 2012 compared with the prior year. These declines were largely due to a reduction in yields available in the market.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first two quarters of 2012 and 2011. This section also contains a table that provides detail regarding individual investment securities by business segment that were written down through earnings during the first six months of 2012 and 2011.

Policyholder benefits increased $0.4 million or 4% in the second quarter versus last year. The increase was largely due to an increase in benefit and contract reserves. Policyholder benefits decreased $0.3 million or 1% in the first six months of 2012 compared with the prior year, largely due to lower death benefits. Partially offsetting this change was a $0.7 million increase in reserves. The increase in reserves occurred in the second quarter and six months of 2012, largely from the increase in premiums. Mortality fluctuations occur each period, and the Company monitors these fluctuations in relation to its pricing expectations. While death benefits decreased during the first six months of 2012, the results remained within pricing expectations.

Amortization of DAC decreased $0.5 million or 18% in the second quarter and $0.5 million or 8% in the six months compared to a year ago. The declines were primarily due to the implementation of ASU No. 2010-26, as described in Note 7 – Change in Accounting Principle.

Operating expenses decreased $1.1 million or 22% in the second quarter and $2.0 million or 20% in the six months compared to a year ago. The decreases in both periods were largely due to lower salary and benefit expenses, as well as reduced agent meeting costs. Also contributing to the decreases were lower amortization of VOBA, due to the traditional life insurance block being fully amortized at December 31, 2011. Capitalized commissions increased in the six months, primarily related to the implementation of ASU No. 2010-26, as described in Note 7 – Change in Accounting Principle.

Liquidity and Capital Resources

Liquidity

Statements made in the Company’s 2011 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2011.

Net cash used for operating activities was $2.0 million in the six months ended June 30, 2012. The primary sources of cash from operating activities in the first six months of 2012 were premium receipts and net investment income. The primary uses of cash from operating activities in the first six months of 2012 were for the payment of policyholder benefits and operating expenses. Net cash used for investing activities was $22.2 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $206.6 million. Included in this total, the Company had sizable real estate sales in the first six months of 2012. Offsetting these, the Company’s new investments totaled $260.6 million. Net cash provided by financing activities was $19.4 million, primarily including $30.1 million of deposits net of withdrawals from policyholder account balances.

Debt and Short-term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At June 30, 2012, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2011. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	June 30 2012	December 31 2011
Total assets, excluding separate accounts	$4,143,798	$4,081,633
Total stockholders’ equity	737,032	710,705
Ratio of stockholders’ equity to assets, excluding separate accounts	18%	17%

The ratio of equity to assets less separate accounts increased from 17% at December 31, 2011 to 18% at June 30, 2012. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $93.9 million at June 30, 2012. This represents an increase of $12.8 million in net unrealized gains from the $81.1 million in net unrealized investment gains at year-end 2011. Stockholders’ equity increased $26.3 million from year-end 2011. This improvement was largely due to growth in retained earnings, primarily driven by the increased net income experienced in the first six months of 2012.

The stock repurchase program was extended by the Board of Directors through January 27, 2013 to permit the purchase of up to one million of the Company’s shares on the open market. During the first six months of 2012, the Company purchased 72,126 shares under the stock repurchase program for $2.3 million. The Company made no purchases of stock under this plan in the first six months of 2011.

During the six months ended June 30, 2012, the Company purchased 10,699 shares and sold 19,014 shares of treasury stock from the Company’s employee stock ownership plan and deferred compensation plans for a net change in treasury stock of $0.3 million. During the second quarter of 2012, the Company reclassified 188,621 shares from other assets to treasury stock. Please see the discussion of the immaterial correction in Note 1 – Nature of Operations and Significant Accounting Policies for additional information.

On July 23, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, which will be paid August 8, 2012 to stockholders of record as of August 2, 2012. Total stockholder dividends paid were $6.1 million and $6.2 million in the first six months ended June 30, 2012 and 2011, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	-	[1]	$-	-	1,000,000
	2,464	[2]	33.53
2/1/12 - 2/29/12	-	[1]	-	-	1,000,000
	1,675	[2]	34.33
3/1/12 - 3/31/12	-	[1]	-	-	1,000,000
	407	[2]	32.37
4/1/12 - 4/30/12	13,047	[1]	31.76	13,047	986,953
	2,870	[2]	32.13
5/1/12 - 5/31/12	42,382	[1]	32.21	42,382	944,571
	3,060	[2]	32.24
6/1/12 - 6/30/12	16,697	[1]	32.19	16,697	927,874
	223	[2]	33.39

Total	82,825			72,126

[1]	On January 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2013.

[2]

Included in this column are the total shares purchased from employee stock ownership plan sponsored by the Company and the total shares purchased attributable to the Company’s deferred compensation plans during the consecutive months of January through June 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: July 27, 2012, press release reporting financial results for the second quarter of 2012.

Kansas City Life Announces Second Quarter 2012 Results

Kansas City Life Insurance Company recorded net income of $8.4 million or $0.78 per share in the second quarter of 2012, a $2.8 million or $0.19 per share decrease relative to the same quarter in the prior year. Insurance revenues improved $5.2 million or 10% for the period, but this was offset by $6.8 million in increased policyholder benefits and amortization of deferred policy acquisition costs. In addition, investment revenues declined $2.0 million or 4%, negatively impacting earnings for the second quarter relative to the prior year.

Net income for the first six months of 2012 was $27.8 million or $2.50 per share, an improvement of $11.9 million or $1.11 per share over the prior year results. This increase was largely the result of net realized investment gains of $16.9 million in the first half of 2012, rising $14.4 million over the first six months of 2011. Also contributing to the improved year-to-date earnings were increased insurance revenues and declines in policyholder benefits and operating expenses.

Insurance revenues increased $5.2 million or 10% in the second quarter of 2012. This increase was largely the result of a $2.6 million increase in new premiums, driven by $2.4 million in increased immediate annuity sales, and a $1.8 million increase in contract charges. The increase in contract charges was largely the result of an unlocking of assumptions that impacted the amortization of deferred revenue from selected universal life-type products.

Insurance revenues increased $3.2 million or 3% in the first six months of 2012, primarily due to a $1.4 million increase in new immediate annuity receipts, a $1.4 million increase in renewal premiums on traditional life insurance products, and a $0.7 million increase in contract charges.

Continued low interest rates and the uncertain economic environment negatively impacted new sales of deposit products, including an $8.1 million or 29% decline in new interest sensitive products in the second quarter versus one year earlier. This included reductions in new universal life deposits of $0.9 million or 24% and new fixed deferred annuities of $5.6 million or 31%. In addition, new variable universal life and annuity deposits declined $1.7 million or 26% in the second quarter. New deposits decreased $3.3 million or 7% in the six months versus the prior year, including a $1.3 million or 4% decrease in new fixed deferred annuities and a $1.6 million or a 15% decrease in variable life and annuity products.

Total investment revenues, including net investment income and net realized investment gains and losses, decreased $2.0 million or 4% in the second quarter compared with the same period in the prior year. This decrease was the result of $1.5 million in reduced net investment income and a $0.5 million decrease in net realized investment gains. Total investment revenues increased $11.7 million in the first six months over the prior year. This increase was the result of $16.2 million in gains on real estate sales, primarily generated in the first quarter of 2012. Net investment income declined $2.6 million or 3% for the six months versus the prior year. The reduced net investment income in both periods was largely due to lower yields on the Company’s primarily fixed-rate investment portfolio.

Policyholder benefits increased $2.4 million or 6% for the second quarter of 2012 compared with the same period one year earlier. This was largely the result of an increase in benefit and contract reserves, reflecting the growth in new immediate annuity receipts and the increased value of policy riders with guaranteed withdrawal benefits. Policyholder benefits decreased $4.4 million or 5% for the six months of 2012 versus the prior period. This decrease reflected favorable mortality, as death benefits declined, along with a reduction in group dental benefits paid, and increased reinsurance of group accident and health products.

The amortization of deferred acquisition costs (DAC) increased $4.4 million in the second quarter of 2012 and $2.7 million for the six months compared to the same periods one year earlier. These increases were largely the result of favorable unlocking of policy assumptions in the second quarter of 2011, which decreased the amortization of DAC in both the second quarter and first six months of last year.

On July 23, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 8, 2012 to stockholders of record on August 2, 2012.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues	$106,757	$103,823	$226,665	$212,282

Net income	$8,397	$11,173	$27,838	$15,964

Net income per share, basic and diluted	$0.78	$0.97	$2.50	$1.39

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,093,397	11,466,948	11,134,834	11,467,044

Item 6. Exhibits

(a)	Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 27, 2012