Form 10-Q
period 2012-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2012-10-26
CIK 54473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-33348

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par	11,057,052 shares
Class	Outstanding September 30, 2012

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information

Item 1. Financial Statements

Amounts in thousands, except share data, or as otherwise noted

Kansas City Life Insurance Company

Consolidated Balance Sheets

	September 30 2012	December 31 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,878,625	$2,682,142
Equity securities available for sale, at fair value	37,453	36,689
Mortgage loans	560,772	601,923
Real estate	120,748	127,962
Policy loans	78,172	80,375
Short-term investments	27,031	49,316
Other investments	2,581	3,364

Total investments	3,705,382	3,581,771

Cash	7,181	10,436
Accrued investment income	39,173	34,705
Deferred acquisition costs	174,755	181,564
Reinsurance receivables	193,384	189,885
Property and equipment	18,408	22,671
Other assets	48,164	60,601
Separate account assets	343,721	316,609

Total assets	$4,530,168	$4,398,242

LIABILITIES
Future policy benefits	$892,837	$879,015
Policyholder account balances	2,124,501	2,089,452
Policy and contract claims	28,921	36,511
Other policyholder funds	152,033	152,125
Other liabilities	231,733	213,825
Separate account liabilities	343,721	316,609

Total liabilities	3,773,746	3,687,537

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,960	41,101
Retained earnings	803,800	780,918
Accumulated other comprehensive income	61,154	30,086
Treasury stock, at cost (2012 - 7,439,628 shares; 2011 - 7,187,315 shares)	(172,613)	(164,521)

Total stockholders’ equity	756,422	710,705

Total liabilities and stockholders’ equity	$4,530,168	$4,398,242

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Consolidated Statements of Comprehensive Income

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Premiums, net	$33,049	$32,476	$99,958	$96,902
Contract charges	24,464	25,427	75,187	75,413

Total insurance revenues	57,513	57,903	175,145	172,315
Investment revenues:
Net investment income	44,645	43,093	132,289	133,377
Net realized investment gains, excluding impairment losses	606	210	17,804	3,115
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(697)	(167)	(1,153)	(674)
Portion of impairment losses recognized in other comprehensive income	47	17	197	131

Net impairment losses recognized in earnings	(650)	(150)	(956)	(543)

Total investment revenues	44,601	43,153	149,137	135,949
Other revenues	2,146	2,215	6,643	7,289

Total revenues	104,260	103,271	330,925	315,553

BENEFITS AND EXPENSES
Policyholder benefits	39,500	38,540	119,246	122,679
Interest credited to policyholder account balances	20,436	21,119	61,371	62,366
Amortization of deferred acquisition costs	7,151	11,577	20,173	21,866
Operating expenses	30,943	24,593	81,983	76,956

Total benefits and expenses	98,030	95,829	282,773	283,867

Income before income tax expense	6,230	7,442	48,152	31,686

Income tax expense	2,098	2,976	16,182	11,256

NET INCOME	$4,132	$4,466	$31,970	$20,430

COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$22,033	$24,269	$40,050	$43,447
Change in future policy benefits	(3,617)	(3,862)	(8,586)	(6,068)
Change in policyholder account balances	(178)	(95)	(396)	(172)

Other comprehensive income	18,238	20,312	31,068	37,207

COMPREHENSIVE INCOME	$22,370	$24,778	$63,038	$57,637

Basic and diluted earnings per share:
Net income	$0.38	$0.39	$2.88	$1.78

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2012
(Unaudited)
COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	41,101
Excess of proceeds over cost of treasury stock sold	(141)

End of period	40,960

RETAINED EARNINGS
Beginning of period	780,918
Net income	31,970
Stockholder dividends of $0.81 per share	(9,088)

End of period	803,800

ACCUMULATED OTHER COMPREHENSIVE INCOME, net of taxes
Beginning of period	30,086
Other comprehensive income	31,068

End of period	61,154

TREASURY STOCK, at cost
Beginning of period	(164,521)
Cost of 82,940 shares acquired	(3,074)
Cost of 19,248 shares sold	1,172
Immaterial correction (See Note 1)	(6,190)

End of period	(172,613)

TOTAL STOCKHOLDERS’ EQUITY	$756,422

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
Net income	$31,970	$20,430
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	2,971	2,268
Depreciation	6,105	2,345
Acquisition costs capitalized	(27,839)	(26,383)
Amortization of deferred acquisition costs	20,173	21,866
Realized investment gains	(16,848)	(2,572)
Changes in assets and liabilities:
Reinsurance receivables	(3,499)	(5,007)
Future policy benefits	613	(7,497)
Policyholder account balances	(6,716)	(3,729)
Income taxes payable and deferred	3,264	4,515
Other, net	(8,449)	(5,174)

Net cash provided	1,745	1,062

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(268,077)	(146,508)
Equity securities	(894)	(191)
Mortgage loans	(38,533)	(122,860)
Real estate	(29,329)	(7,188)
Policy loans	(11,299)	(10,898)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	148,376	225,993
Equity securities	179	1,214
Mortgage loans	79,155	58,655
Real estate	51,864	-
Policy loans	13,502	13,417
Net sales (purchases) of short-term investments	22,285	(24,823)
Net acquisition of property and equipment	(294)	(283)

Net cash used	(33,065)	(13,472)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Kansas City Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2012	2011
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$171,731	$181,502
Withdrawals from policyholder account balances	(129,530)	(149,882)
Net transfers from separate accounts	3,269	3,925
Change in other deposits	(6,274)	(4,795)
Cash dividends to stockholders	(9,088)	(9,287)
Net change in treasury stock	(2,043)	(3,719)

Net cash provided	28,065	17,744

Increase (decrease) in cash	(3,255)	5,334
Cash at beginning of year	10,436	5,445

Cash at end of period	$7,181	$10,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,000	$8,040

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

The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2011 Form 10-K as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period’s presentation.

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

During 2011, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows. The Company has revised the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. The changes resulted in an increase of $4.4 million to cash flows from operating activities and a decrease of the same amount to cash flows from financing activities. This change did not impact net income, the balance sheet, or stockholders’ equity for the period.

Management has evaluated these errors both quantitatively and qualitatively, and concluded that these corrections were not material to the consolidated financial statements.

Significant Accounting Policies

No significant updates or changes to these policies occurred during the nine months ended September 30, 2012.

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

Accounting Pronouncements Adopted During 2012

In October 2010, the Financial Accounting Standards Board (FASB) issued guidance that modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs. This guidance became effective for interim and annual periods beginning after December 15, 2011, with either prospective or retrospective application permitted. The Company adopted this new guidance prospectively on January 1, 2012. Please refer to Note 3 – Change in Accounting Principle and Change in Accounting Estimate for additional information.

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

3. Change in Accounting Principle and Change in Accounting Estimate

Change in Accounting Principle

The Company adopted Accounting Standards Update (ASU) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. This guidance modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

projections of estimated gross profits are made which are then replaced by actual gross profits over the lives of the policies. The Company considers the following assumptions to be of significance when projecting future estimated gross profits: mortality, interest rates and spreads, surrender and withdrawal rates, and expense margins.

The amount of acquisition costs capitalized during the third quarter and nine months ended September 30, 2012 were $8.8 million and $27.8 million, respectively. The acquisition costs that would have been capitalized during the third quarter and nine months ended September 30, 2012 if the Company’s previous policy had been applied during that period were $8.2 million and $25.7 million, respectively. Thus, the adoption of this guidance resulted in increases of $0.6 million and $2.1 million in the amount of acquisition costs capitalized during the two respective periods. After consideration of amortization, the net result of the adoption of ASU No. 2010-26 was an increase of $0.5 million and an increase of $2.0 million in pretax earnings in the third quarter and nine months ended September 30, 2012, respectively.

Change in Accounting Estimate

During the third quarter of 2012, the Company completed a change in accounting estimate related to a long-lived asset. This asset concluded its initial depreciation schedule in the third quarter of 2012. The Company reassessed this asset and its ongoing use of it and determined that it has a useful life greater than estimated at the time of initial implementation. The Company has the ability and the intent to hold and use this asset over the reassessed useful life. The Company also established an updated residual value, consistent with longer use of the asset. The Company recalculated the depreciation that would have been recognized to date using the reevaluated useful life and residual value resulting in additional depreciation of $3.7 million being recorded as an operating expense in the third quarter of 2012. The Company evaluated the impact of the change in future depreciation and determined that this change in accounting estimate will not materially impact future comparisons.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

4. Investments

Fixed Maturity and Equity Securities Available for Sale

Securities by Asset Class

The following table provides amortized cost and fair value of securities by asset class at September 30, 2012.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$123,536	$15,002	$27	$138,511
Federal agencies [1]	22,068	4,183	1	26,250
Federal agency issued residential mortgage-backed securities [1]	91,963	9,272	-	101,235

Subtotal	237,567	28,457	28	265,996
Corporate obligations:
Industrial	502,319	53,980	1,749	554,550
Energy	182,835	23,894	17	206,712
Communications and technology	200,756	24,554	-	225,310
Financial	304,512	26,232	1,907	328,837
Consumer	506,386	54,172	14	560,544
Public utilities	255,551	41,256	355	296,452

Subtotal	1,952,359	224,088	4,042	2,172,405
Corporate private-labeled residential mortgage-backed securities	152,355	3,787	1,575	154,567
Municipal securities	146,616	27,755	5	174,366
Other	104,797	6,256	8,973	102,080
Redeemable preferred stocks	9,076	261	126	9,211

Fixed maturity securities	2,602,770	290,604	14,749	2,878,625
Equity securities	35,666	1,893	106	37,453

Total	$2,638,436	$292,497	$14,855	$2,916,078

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides amortized cost and fair value of securities by asset class at December 31, 2011.

		Gross
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government	$120,593	$13,856	$12	$134,437
Federal agencies [1]	22,401	3,480	-	25,881
Federal agency issued residential mortgage-backed securities [1]	109,738	9,901	2	119,637

Subtotal	252,732	27,237	14	279,955
Corporate obligations:
Industrial	444,030	43,710	860	486,880
Energy	152,580	19,131	-	171,711
Communications and technology	184,983	16,566	156	201,393
Financial	308,813	15,155	5,890	318,078
Consumer	452,962	43,788	263	496,487
Public utilities	259,609	38,094	1,366	296,337

Subtotal	1,802,977	176,444	8,535	1,970,886
Corporate private-labeled residential mortgage-backed securities	167,666	1,856	12,620	156,902
Municipal securities	150,267	18,316	61	168,522
Other	100,315	3,576	9,235	94,656
Redeemable preferred stocks	11,735	226	740	11,221

Fixed maturity securities	2,485,692	227,655	31,205	2,682,142
Equity securities	34,951	1,873	135	36,689

Total	$2,520,643	$229,528	$31,340	$2,718,831

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Contractual Maturities

The following table provides the distribution of maturities for fixed maturity securities available for sale at September 30, 2012. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2012
	Amortized	Fair
	Cost	Value
Due in one year or less	$123,131	$125,572
Due after one year through five years	633,896	693,388
Due after five years through ten years	1,037,386	1,165,940
Due after ten years	477,458	540,120
Securities with variable principal payments	321,823	344,394
Redeemable preferred stocks	9,076	9,211

	$2,602,770	$2,878,625

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 non-U.S. Agency mortgage-backed securities that had such indications at both September 30, 2012 and December 31, 2011. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at September 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$1,362	$18	$784	$9	$2,146	$27
Federal agency issued residential mortgage-backed securities [1]	10	-	293	1	303	1

Subtotal	1,372	18	1,077	10	2,449	28
Corporate obligations:
Industrial	8,462	430	2,825	1,319	11,287	1,749
Energy	1,980	17	-	-	1,980	17
Communications and technology	-	-	-	-	-	-
Financial	1,502	1	15,053	1,906	16,555	1,907
Consumer	7,336	14	-	-	7,336	14
Public utilities	1,995	5	1,240	350	3,235	355

Subtotal	21,275	467	19,118	3,575	40,393	4,042
Corporate private-labeled residential mortgage-backed securities	-	-	52,908	1,575	52,908	1,575
Municipal securities	3,079	5	-	-	3,079	5
Other	-	-	43,087	8,973	43,087	8,973
Redeemable preferred stocks	-	-	2,521	126	2,521	126

Fixed maturity securities	25,726	490	118,711	14,259	144,437	14,749

Equity securities	-	-	1,151	106	1,151	106

Total	$25,726	$490	$119,862	$14,365	$145,588	$14,855

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At September 30, 2012, the Company had 41 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, twelve security issues were below cost for less than one year; five security issues were below cost for one year or more and less than three years; and 24 security issues were below cost for three years or more. At December 31, 2011, the Company had 85 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; ten security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at September 30, 2012 and December 31, 2011. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2012		December 31, 2011
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Fixed maturity security securities available for sale:
Due in one year or less	$-	$-	$2,953	$48
Due after one year through five years	3,526	359	42,416	2,120
Due after five years through ten years	32,662	2,040	64,772	2,616
Due after ten years	52,516	10,648	82,816	13,061

Total	88,704	13,047	192,957	17,845
Securities with variable principal payments	53,212	1,576	104,540	12,620
Redeemable preferred stocks	2,521	126	5,995	740

Total	$144,437	$14,749	$303,492	$31,205

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2012	2012
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$13,857	$13,559
Additions for credit losses not previously recognized in other-than-temporary impairment	-	29
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	650	927
Reductions for securities sold during the period (realized)	-	-
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	-	-
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(13)

Credit losses on securities held at the end of the period in accumulated other comprehensive income	$14,502	$14,502

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Realized Gains (Losses)

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Gross gains resulting from:
Sales of investment securities	$399	$292	$712	$3,944
Investment securities called and other	304	105	1,107	1,355
Sales of real estate	113	-	16,293	-

Total gross gains	816	397	18,112	5,299

Gross losses resulting from:
Sales of investment securities	(44)	(76)	(76)	(1,666)
Investment securities called and other	(236)	(118)	(440)	(297)
Mortgage loans	-	-	(178)	(3)

Total gross losses	(280)	(194)	(694)	(1,966)
Change in allowance for potential future losses on mortgage loans	75	-	407	-
Amortization of DAC and VOBA	(5)	7	(21)	(218)

Net realized investment gains, excluding impairment losses	606	210	17,804	3,115

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(697)	(167)	(1,153)	(674)
Portion of loss recognized in other comprehensive income	47	17	197	131

Net impairment losses recognized in earnings	(650)	(150)	(956)	(543)

Net realized investment gains (losses)	$(44)	$60	$16,848	$2,572

Proceeds From Sales of Investment Securities

The table below provides information regarding sales of fixed maturity and equity securities, excluding maturities and calls, for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Proceeds	$5,378	$9,714	$13,994	$61,255
Gross realized gains	399	292	712	3,944
Gross realized losses	(44)	(76)	(76)	(1,666)

Mortgage Loans

The Company invests on an ongoing basis in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.4 million at September 30, 2012 and $2.8 million at December 31, 2011. The Company had 15% of its invested assets in commercial mortgage loans at September 30, 2012, compared to 17% at December 31, 2011. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 44% and 46% at September 30, 2012 and December 31, 2011, respectively, and is based upon the current balance relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at September 30, 2012 and December 31, 2011.

	September 30	December 31
	2012	2011
Principal outstanding	$563,214	$604,772
Allowance for potential future losses	(2,442)	(2,849)

Carrying value	$560,772	$601,923

The following table summarizes the amount of gross mortgage loans held by the Company at September 30, 2012 and December 31, 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	September 30%		December 31%
	2012	of Total	2011	of Total
Prior to 2002	$19,905	4%	$28,437	5%
2003	33,447	6%	42,112	7%
2004	24,587	4%	29,966	5%
2005	50,964	9%	54,802	9%
2006	39,896	7%	42,676	7%
2007	34,066	6%	35,323	6%
2008	36,261	6%	44,285	7%
2009	42,897	8%	50,574	8%
2010	95,687	17%	133,684	22%
2011	133,823	24%	142,913	24%
2012	51,681	9%	-	-

	$563,214	100%	$604,772	100%

The following table identifies gross mortgage loans by geographic region at September 30, 2012 and December 31, 2011.

	September 30%		December 31%
	2012	of Total	2011	of Total
Pacific	$127,975	23%	$138,529	23%
West north central	102,206	18%	130,481	22%
West south central	106,981	19%	98,036	16%
Mountain	81,540	14%	82,029	14%
South atlantic	59,017	10%	63,125	10%
Middle atlantic	37,429	7%	42,112	7%
East north central	29,784	5%	30,482	5%
East south central	18,282	4%	19,978	3%

	$563,214	100%	$604,772	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table identifies the concentration of gross mortgage loans by state greater than 5% of total at September 30, 2012 and December 31, 2011.

	September 30%		December 31%
	2012	of Total	2011	of Total
California	$108,622	19%	$117,261	19%
Texas	94,762	17%	84,724	14%
Minnesota	63,671	11%	64,952	11%
Florida	32,889	6%	31,310	5%
All others	263,270	47%	306,525	51%

	$563,214	100%	$604,772	100%

The following table identifies gross mortgage loans by property type at September 30, 2012 and December 31, 2011. The Other category consists of apartments and retail properties.

	September 30%		December 31%
	2012	of Total	2011	of Total
Industrial	$240,010	43%	$251,839	42%
Office	217,223	39%	243,885	40%
Medical	41,405	7%	43,089	7%
Other	64,576	11%	65,959	11%

	$563,214	100%	$604,772	100%

The table below identifies the carrying amount of gross mortgage loans by maturity at September 30, 2012 and December 31, 2011.

	September 30%		December 31%
	2012	of Total	2011	of Total
Due in one year or less	$335	-	$2,356	-
Due after one year through five years	174,437	31%	153,822	25%
Due after five years through ten years	226,483	40%	255,615	42%
Due after ten years	161,959	29%	192,979	33%

	$563,214	100%	$604,772	100%

The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company’s underwriting and pricing parameters. The Company refinanced loans with outstanding balances of $4.5 million during the third quarter of 2012 and did not refinance any loans during the third quarter of 2011. The Company refinanced loans with outstanding balances of $13.1 million and $9.7 million during the first nine months of 2012 and 2011, respectively.

In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower’s failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 16 - Commitments.

At September 30, 2012, the Company had a construction-to-permanent loan commitment in the amount of $2.8 million, and $2.5 million had been disbursed on this loan. At completion and fulfillment of occupancy requirements, the construction loan will convert to a long-term, fixed-rate permanent loan.

5. Fair Value Measurements

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

Short-Term Financial Assets

Short-term financial assets include cash and other short-term assets. Cash is categorized as Level 1. Other short-term assets are invested in institutional money market funds. These assets are categorized as Level 2, as the valuation is based upon the net asset value (NAV) of the fund.

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

The Company also has loans made to policyholders. These loans cannot exceed the cash surrender value of the policy. Carrying value of policy loans approximates fair value. Policy loans are categorized as Level 3.

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

Liabilities

Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds

Fair values for liabilities under investment-type insurance contracts are based upon account value. The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values. The fair values of supplementary contracts without life contingencies are estimated to be the present value of payments using a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date. These liabilities are categorized as Level 3.

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

The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At September 30, 2012, 96% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 3% was derived from internal matrices and calculations, unchanged from December 31, 2011. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event that a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities. At September 30, 2012, the Company obtained prices for six securities from brokers and internally determined the prices for 18 securities. At December 31, 2011, the Company obtained prices for five securities from brokers and internally determined the prices for 15 securities.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

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

Categories Reported at Fair Value

The following tables present categories reported at fair value on a recurring basis.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,790	$122,692	$3,029	$138,511
Federal agencies [1]	-	26,250	-	26,250
Federal agency issued residential mortgage-backed securities [1]	-	101,235	-	101,235

Subtotal	12,790	250,177	3,029	265,996
Corporate obligations:
Industrial	2,900	549,206	2,444	554,550
Energy	2,500	201,853	2,359	206,712
Communications and technology	-	225,310	-	225,310
Financial	2,000	315,303	11,534	328,837
Consumer	4,070	530,605	25,869	560,544
Public utilities	3,000	293,452	-	296,452

Subtotal	14,470	2,115,729	42,206	2,172,405
Corporate private-labeled residential mortgage-backed securities	-	154,567	-	154,567
Municipal securities	-	170,003	4,363	174,366
Other	-	99,886	2,194	102,080
Redeemable preferred stocks	9,211	-	-	9,211

Fixed maturity securities	36,471	2,790,362	51,792	2,878,625

Equity securities	2,172	34,072	1,209	37,453

Total	$38,643	$2,824,434	$53,001	$2,916,078

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$(409)	$(409)

Total	$-	$-	$(409)	$(409)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,876	$118,130	$3,431	$134,437
Federal agencies [1]	-	25,881	-	25,881
Federal agency issued residential mortgage-backed securities [1]	-	119,637	-	119,637

Subtotal	12,876	263,648	3,431	279,955
Corporate obligations:
Industrial	-	486,380	500	486,880
Energy	-	169,342	2,369	171,711
Communications and technology	-	201,393	-	201,393
Financial	-	307,464	10,614	318,078
Consumer	-	474,553	21,934	496,487
Public utilities	-	296,337	-	296,337

Subtotal	-	1,935,469	35,417	1,970,886
Corporate private-labeled residential mortgage-backed securities	-	156,902	-	156,902
Municipal securities	-	163,611	4,911	168,522
Other	-	94,656	-	94,656
Redeemable preferred stocks	11,221	-	-	11,221

Fixed maturity securities	24,097	2,614,286	43,759	2,682,142

Equity securities	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
GMWB	$-	$-	$(187)	$(187)

Total	$-	$-	$(187)	$(187)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$36,471	$2,751,815	$-	$2,788,286
Priced from independent broker quotations	-	38,547	-	38,547
Priced from internal matrices and calculations	-	-	51,792	51,792

Subtotal	36,471	2,790,362	51,792	2,878,625

Equity securities available for sale:
Priced from external pricing services	2,172	7,273	-	9,445
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	26,799	1,209	28,008

Subtotal	2,172	34,072	1,209	37,453

Total	$38,643	$2,824,434	$53,001	$2,916,078

Percent of total	1%	97%	2%	100%

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,097	$2,582,617	$-	$2,606,714
Priced from independent broker quotations	-	31,669	-	31,669
Priced from internal matrices and calculations	-	-	43,759	43,759

Subtotal	24,097	2,614,286	43,759	2,682,142

Equity securities available for sale:
Priced from external pricing services	2,216	7,444	-	9,660
Priced from independent broker quotations	-	-	-	-
Priced from internal matrices and calculations	-	25,906	1,123	27,029

Subtotal	2,216	33,350	1,123	36,689

Total	$26,313	$2,647,636	$44,882	$2,718,831

Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2012 and year ended December 31, 2011 are summarized below:

	Quarter Ended September 30, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$44,999	$1,149	$46,148	$278
Included in earnings	(340)	-	(340)	(978)
Included in other comprehensive income	(107)	60	(47)	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	807
Sales	-	-	-	-
Other dispositions	(697)	-	(697)	(516)
Transfers into Level 3	7,990	-	7,990	-
Transfers out of Level 3	(53)	-	(53)	-

Ending balance	$51,792	$1,209	$53,001	$(409)

Net unrealized losses	$(406)	$30	$(376)

	Nine Months Ended September 30, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	(333)	-	(333)	(295)
Included in other comprehensive income	(146)	86	(60)	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	1,003
Sales	-	-	-	-
Other dispositions	(3,239)	-	(3,239)	(930)
Transfers into Level 3	11,804	-	11,804	-
Transfers out of Level 3	(53)	-	(53)	-

Ending balance	$51,792	$1,209	$53,001	$(409)

Net unrealized losses	$(158)	$86	$(72)

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Year Ended December 31, 2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	11	92	103	2,500
Included in other comprehensive income	1,385	51	1,436	-
Purchases, issuances, sales and other dispositions:
Purchases	-	-	-	-
Issuances	-	-	-	163
Sales	-	-	-	-
Other dispositions	(2,977)	(200)	(3,177)	(51)
Transfers into Level 3	8,640	-	8,640	-
Transfers out of Level 3	(19,101)	-	(19,101)	-

Ending balance	$43,759	$1,123	$44,882	$(187)

Net unrealized gains	$1,401	$105	$1,506

The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company transferred five securities from Level 2 to Level 1 during the third quarter ended September 30, 2012. These securities were approaching maturity and the price was known.

The following table presents quantitative information about material Level 3 fair value measurements as of September 30, 2012.

					Weighted
		Valuation	Unobservable	Range	Average
	Fair Value	Technique	Inputs	(in basis points)	of Range
Fixed maturity securities	$51,792	Market comparable	Spread adjustment	69 -353	204

The Company’s primary category of Level 3 fair values is fixed maturity securities, totaling $51.8 million as of September 30, 2012. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.2 million as of September 30, 2012.

Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company’s financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below is a summary of fair value estimates at September 30, 2012 and December 31, 2011 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented do not represent, and should not be construed to represent, the underlying value of the Company.

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,878,625	$2,878,625	$2,682,142	$2,682,142
Equity securities available for sale	37,453	37,453	36,689	36,689
Mortgage loans	560,772	602,559	601,923	642,905
Policy loans	78,172	78,172	80,375	80,375
Cash and short-term investments	34,212	34,212	59,752	59,752
Separate account assets	343,721	343,721	316,609	316,609

Liabilities:
Individual and group annuities	1,125,833	1,105,053	1,082,324	1,062,407
Supplementary contracts without life contingencies	54,694	53,869	56,193	54,824
Separate account liabilities	343,721	343,721	316,609	316,609
Other policyholder funds - GMWB	(409)	(409)	(187)	(187)

6. Financing Receivables

The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as an asset in the Consolidated Balance Sheets.

The table below identifies the Company’s financing receivables by classification at September 30, 2012 and December 31, 2011.

	September 30	December 31
	2012	2011
Receivables:
Agent receivables, net (allowance $2,209; $2,226 - 2011)	$1,540	$1,708
Investment-related financing receivables:
Mortgage loans, net (allowance $2,442; $2,849 - 2011)	560,772	601,923

Total financing receivables	$562,312	$603,631

The following table details the activity of the allowance for uncollectible accounts on agent receivables at September 30, 2012 and December 31, 2011.

	September 30	December 31
	2012	2011
Beginning of year	$2,226	$644
Additions	177	1,724
Deductions	(194)	(142)

End of period	$2,209	$2,226

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at September 30, 2012 and December 31, 2011.

	September 30	December 31
	2012	2011
Mortgage loans collectively evaluated for impairment	$563,214	$604,772
Mortgage loans individually evaluated for impairment	-	-
Allowance for potential future losses	(2,442)	(2,849)

Carrying value	$560,772	$601,923

The following table details the activity of the allowance for potential future losses on mortgage loans at September 30, 2012 and December 31, 2011.

	September 30	December 31
	2012	2011
Beginning of year	$2,849	$3,410
Additions	-	-
Deductions	(407)	(561)

End of period	$2,442	$2,849

Agent Receivables

The Company has agent receivables which are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company’s gross agent receivables totaled $3.7 million at September 30, 2012, and the Company maintained an allowance for doubtful accounts totaling $2.2 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2011. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables, including:

•

Agent specific loans. At September 30, 2012, these loans totaled $1.0 million with an allowance for doubtful accounts of $0.2 million. At December 31, 2011, agent specific loans totaled $0.8 million with an allowance for doubtful accounts of $0.2 million.

•

Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.7 million, with an allowance for doubtful accounts of $2.0 million at September 30, 2012. Gross agent receivables totaled $3.1 million and the allowance for doubtful accounts was $2.0 million at December 31, 2011.

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

Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 3 – Investments, as are geographic distributions for both regional and significant state concentrations. These measures are also supplemented with various other analytics to provide additional information concerning mortgage loans and management’s assessment of financing receivables.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents an aging schedule for delinquent payments for both principal and interest at September 30, 2012 and December 31, 2011, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2012
Industrial	$-	$-	$-	$-	$-
Medical	2,982	-	-	68	68
Office	12,759	85	44	-	129
Other	-	-	-	-	-

Total	$15,741	$85	$44	$68	$197

December 31, 2011
Industrial	$-	$-	$-	$-	$-
Office	816	13	-	-	13
Medical	7,019	75	-	-	75
Other	-	-	-	-	-

Total	$7,835	$88	$-	$-	$88

At September 30, 2012, there were five mortgage loans 30 or more days past due, including one 60 days past due and one 90 days past due. The loan that is 90 days past due is in the process of foreclosure. Subsequently, payment was received on four of the five delinquent loans and three were brought current in October 2012. Two loans remained 30 or more days delinquent.

The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management’s periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company’s allowance for potential future losses was $2.4 million at September 30, 2012 and $2.8 million at December 31, 2011. For information regarding management’s periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 5 – Financing Receivables in the Company’s 2011 Form 10-K.

The Company has had four mortgage loan defaults in the current and prior year. One loan was foreclosed in the first quarter of 2012 and an impairment of $0.2 million was recorded. One of two loan defaults in 2011 resulted in an impairment of $0.4 million, while the second loan default in 2011 did not result in an impairment based upon the fair value of the property being greater than the loan value. The fourth loan default, which occurred in third quarter of 2012, is currently in the foreclosure process. The Company had no troubled loans that were restructured or modified during 2012 or 2011.

7. Variable Interest Entities

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at September 30, 2012 and December 31, 2011. The table includes investments in eight real estate joint ventures and 27 affordable housing real estate joint ventures at September 30, 2012 and investments in eleven real estate joint ventures and 28 affordable housing real estate joint ventures at December 31, 2011.

	September 30		December 31
	2012		2011
		Maximum		Maximum
	Carrying	Exposure	Carrying	Exposure
	Amount	to Loss	Amount	to Loss
Real estate joint ventures	$24,033	$24,033	$35,551	$35,551
Affordable housing real estate joint ventures	23,090	60,419	20,749	61,124

Total	$47,123	$84,452	$56,300	$96,675

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

At September 30, 2012 and December 31, 2011, the Company had $1.7 million and $7.0 million, respectively, in fixed-rate senior mortgage loan commitments outstanding to the benefit of entities that are also real estate joint venture VIEs. The loan commitments are included in the discussion of commitments in the Notes to Consolidated Financial Statements for both periods. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

In addition, the maximum exposure to loss on affordable housing joint ventures at September 30, 2012 and December 31, 2011 includes $12.8 million and $13.2 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company’s interests in the VIEs.

8. Separate Accounts

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $100.1 million at September 30, 2012 (December 31, 2011-$86.6 million) and the guarantee liability was ($0.4) million at September 30, 2012 (December 31, 2011 - ($0.2) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.

Guarantees are offered under variable universal life and variable annuity contracts: a guaranteed minimum death benefit (GMDB) rider is available on certain variable universal life contracts, and GMDB riders are provided on all variable annuities. The GMDB rider for variable universal life contracts guarantees the death benefit for specified periods of time, regardless of investment performance, provided cumulative premium requirements are met. The GMDB rider for variable annuity contracts guarantees the death benefit for specified periods of time, regardless of investment performance. The total reserve held for the variable annuity GMDB at September 30, 2012 was $0.1 million (December 31, 2011 - $0.2 million).

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

9. Notes Payable

The Company had no notes payable at September 30, 2012 or December 31, 2011.

As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.7 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in both the third quarter and the nine-month period ended September 30, 2012. Dividends received were less than $0.1 million in the third quarter and $0.1 million for the nine-month period ended September 30, 2011.

The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines as they come due.

10. Income Taxes

The following table provides a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	1	5	-	1
Permanent differences	(2)	(1)	(1)	(1)
Other	-	1	-	1

Effective income tax rate	34%	40%	34%	36%

The Company did not have any uncertain tax positions at September 30, 2012.

At September 30, 2012, the Company had a $2.8 million current tax liability and a $85.6 million deferred tax liability, compared to a $0.3 million current tax recoverable and a $68.8 million deferred tax liability at December 31, 2011.

11. Pensions and Other Postretirement Benefits

The following table provides the components of net periodic benefit cost for the third quarters and nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 30		September 30
	2012	2011	2012	2011
Service cost	$-	$-	$199	$161
Interest cost	1,475	1,871	452	387
Expected return on plan assets	(2,225)	(2,342)	(8)	(9)
Amortization of:
Unrecognized actuarial loss	575	896	70	4
Unrecognized prior service cost	-	-	(63)	(68)

Net periodic benefit cost (income)	$(175)	$425	$650	$475

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Service cost	$-	$-	$598	$482
Interest cost	4,425	5,613	1,354	1,162
Expected return on plan assets	(6,675)	(7,025)	(24)	(28)
Amortization of:
Unrecognized actuarial (gain) loss	(275)	2,687	211	13
Unrecognized prior service cost	-	-	(189)	(204)

Net periodic benefit cost (income)	$(2,525)	$1,275	$1,950	$1,425

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan. The Company determined that upon curtailment of the plan on January 1, 2011, the status of the plan participants should have changed from active to inactive. The amortization period was corrected from the average remaining service period of plan participants, approximately ten years, to the average remaining life expectancy of plan participants, approximately 26 years. The Company has recognized a $2.0 million pre-tax benefit related to the reversal of amortization recorded during 2011.

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

No payments were made under this plan during the first nine months ended September 30, 2012 and 2011.

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the third quarters of 2012 and 2011 was $1.3 million and $0.1 million, respectively, net of tax. The cost of compensation accrued as an operating expense for the nine months ended September 30, 2012 and September 30, 2011 was $1.8 million and $0.1 million, respectively, net of tax.

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

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The table below provides information about comprehensive income for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$40,197	$14,068	$26,129
Equity securities	58	21	37
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	423	148	275
Other-than-temporary impairment losses recognized in earnings	(697)	(244)	(453)
Other-than-temporary impairment losses recognized in other comprehensive income	47	16	31

Net unrealized gains excluding impairment losses	40,482	14,169	26,313
Effect on DAC and VOBA	(6,585)	(2,305)	(4,280)
Future policy benefits	(5,564)	(1,947)	(3,617)
Policyholder account balances	(274)	(96)	(178)

Other comprehensive income	$28,059	$9,821	$18,238

Net income			4,132

Comprehensive income			$22,370

	Quarter Ended September 30, 2011
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$58,107	$20,339	$37,768
Equity securities	(523)	(183)	(340)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	204	71	133
Other-than-temporary impairment losses recognized in earnings	(167)	(59)	(108)
Other-than-temporary impairment losses recognized in other comprehensive income	17	6	11

Net unrealized gains excluding impairment losses	57,530	20,138	37,392
Effect on DAC and VOBA	(20,189)	(7,066)	(13,123)
Future policy benefits	(5,940)	(2,078)	(3,862)
Policyholder account balances	(148)	(53)	(95)

Other comprehensive income	$31,253	$10,941	$20,312

Net income			4,466

Comprehensive income			$24,778

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

	Nine Months Ended September 30, 2012
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$79,796	$27,928	$51,868
Equity securities	5	2	3
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,303	456	847
Other-than-temporary impairment losses recognized in earnings	(1,153)	(404)	(749)
Other-than-temporary impairment losses recognized in other comprehensive income	197	69	128

Net unrealized gains excluding impairment losses	79,454	27,809	51,645
Effect on DAC and VOBA	(17,839)	(6,244)	(11,595)
Future policy benefits	(13,209)	(4,623)	(8,586)
Policyholder account balances	(609)	(213)	(396)

Other comprehensive income	$47,797	$16,729	$31,068

Net income			31,970

Comprehensive income			$63,038

	Nine Months Ended September 30, 2011
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$97,111	$33,991	$63,120
Equity securities	(454)	(159)	(295)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	3,337	1,168	2,169
Other-than-temporary impairment losses recognized in earnings	(674)	(236)	(438)
Other-than-temporary impairment losses recognized in other comprehensive income	131	46	85

Net unrealized gains excluding impairment losses	93,863	32,854	61,009
Effect on DAC and VOBA	(27,019)	(9,457)	(17,562)
Future policy benefits	(9,335)	(3,267)	(6,068)
Policyholder account balances	(265)	(93)	(172)

Other comprehensive income	$57,244	$20,037	$37,207

Net income			20,430

Comprehensive income			$57,637

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

The following table provides accumulated balances related to each component of accumulated other comprehensive income at September 30, 2012.

	Net	Net
	Unrealized	Unrealized
	Gain (Loss) on	Gain (Loss) on	Benefit	DAC/	Future	Policyholder
	Non-Impaired	Impaired	Plan	VOBA	Policy	Account
	Securities	Securities	Obligations	Impact	Benefits	Balances	Tax Effect	Total
Beginning of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(15,903)	$(578)	$(16,199)	$30,086
Other comprehensive income	65,031	14,423	-	(17,839)	(13,209)	(609)	(16,729)	31,068

End of period	$278,831	$(1,189)	$(78,451)	$(74,810)	$(29,112)	$(1,187)	$(32,928)	$61,154

14. Earnings Per Share

Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average numbers of shares outstanding for the quarters ended September 30, 2012 and 2011 were 11,056,999 and 11,432,209, respectively. The average numbers of shares outstanding for the nine months ended September 30, 2012 and 2011 were 11,111,490 and 11,453,124, respectively. The number of shares outstanding at September 30, 2012 and December 31, 2011 was 11,057,052 and 11,309,365, respectively.

15. Segment Information

The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Third quarter:	2012	$27,615	$12,316	$17,680	$(98)	$57,513
	2011	28,377	12,613	17,048	(135)	57,903
Nine months:	2012	$86,216	$36,580	$52,644	$(295)	$175,145
	2011	84,651	37,413	50,655	(404)	172,315

Net investment income:
Third quarter:	2012	$41,444	$132	$3,069	$-	$44,645
	2011	40,031	133	2,929	-	43,093
Nine months:	2012	$122,899	$392	$8,998	$-	$132,289
	2011	123,798	420	9,159	-	133,377

Net income (loss):
Third quarter:	2012	$2,998	$(108)	$1,242	$-	$4,132
	2011	3,342	40	1,084	-	4,466
Nine months:	2012	$29,189	$(322)	$3,103	$-	$31,970
	2011	20,384	(512)	558	-	20,430

[1]

Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

16. Commitments

In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2012, the Company had purchase commitments to fund mortgage loans and other investments of $16.4 million. Included in this total, the Company had commitments to originate mortgage loans of $14.2 million at September 30, 2012 with fixed interest rates ranging from 4.125% to 4.750%. At September 30, 2012, the Company also had a commitment to fund one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance.

Kansas City Life Insurance Company

Notes to Consolidated Financial Statements (Unaudited)–Continued

Subsequent to September 30, 2012, the company entered into commitments to fund additional mortgage loans of $6.0 million and $16.5 million for the acquisition and development of real estate investments. In addition, the Company had a commitment to sell its interest in a $30.0 million joint venture investment, and a gain of approximately $3.0 million is expected to be realized upon closing of the transaction.

17. Contingent Liabilities

The Company is occasionally involved in litigation, both as a defendant and as a plaintiff. The life insurance industry, including the Company and its insurance subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.

The Company and its subsidiaries are also subject to regular reviews and inspections by state and federal regulatory authorities and self-regulatory organizations. In addition, these regulatory bodies also conduct, from time to time, investigations into industry practices and into complaints from customers. A regulatory violation discovered during a review, inspection, or investigation can result in the imposition of sanctions against the Company, its subsidiaries, or its employees.

The Company’s retail broker-dealer and investment advisory subsidiary is in a business that involves a substantial risk of liability. The subsidiary has been named as a defendant in several cases in recent periods. Additionally, regulatory proceedings, litigation, and FINRA arbitration actions related to registered representative activity and securities products (including mutual funds, variable annuities, and alternative investments such as real estate investment products and oil and gas investments) have continued to increase over the last few years.

In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.

Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these regulatory matters, legal actions, and other claims would not have a material effect on the Company’s business, results of operations, or financial position.

In accordance with applicable accounting guidelines, the Company has established an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter develops, it is evaluated on an ongoing basis, often in conjunction with outside counsel, as to whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure. If and when a loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, the Company establishes an accrued liability. This accrued liability is then monitored for further developments that may affect the amount of the accrued liability.

18. Guarantees and Indemnifications

The Company is subject to various indemnification obligations issued in conjunction with certain transactions, primarily assumption reinsurance agreements, stock purchase agreements, mortgage servicing agreements, tax credit assignment agreements, construction and lease guarantees, and borrowing agreements whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. The Company is unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications. The Company believes that the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on the financial position or results of operations.

19. Subsequent Events

On October 22, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share that will be paid November 7, 2012 to stockholders of record as of November 1, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are stated in thousands, except share data, or as otherwise noted.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the quarters ended September 30, 2012 and 2011 and the financial condition of the Company at September 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company’s 2011 Form 10-K.

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

Consolidated Results of Operations

Summary of Results

The Company earned net income of $4.1 million and $4.5 million in the third quarters of 2012 and 2011, respectively. Net income per share was $0.38 in the third quarter of 2012, compared to $0.39 in the same period in the prior year. Net income for the first nine months of 2012 was $32.0 million, an increase of $11.5 million or 56% compared to last year. Net income per share for the nine months was $2.88, an increase of $1.10 per share versus the same period one year earlier. The following table presents variances between the results for the third quarters and nine months ended September 30, 2012 and 2011. Additional information on these items is presented below.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2012 Versus 2011	2012 Versus 2011
Insurance and other revenues	$(459)	$2,184
Net investment income	1,552	(1,088)
Net realized investment gains	(104)	14,276
Policyholder benefits and interest credited to policyholder account balances	(277)	4,428
Amortization of deferred acquisition costs	4,426	1,693
Operating expenses	(6,350)	(5,027)
Income tax expense	878	(4,926)

Total variance	$(334)	$11,540

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

Sales are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. In addition, the Company places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. Also, the Company provides support to existing agents to stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. On occasion, the Company may also selectively utilize third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique avenues in the existing market environment and to react quickly to take advantage of opportunities as they occur.

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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$4,284	1	$4,249	1
Immediate annuities	2,187	15	1,903	(72)
Group life insurance	624	21	516	(5)
Group accident and health insurance	2,894	(12)	3,301	13

Total new premiums	9,989	-	9,969	(31)
Renewal premiums	37,453	1	37,079	7

Total premiums	47,442	1	47,048	(4)
Reinsurance ceded	(14,393)	(1)	(14,572)	9

Premiums, net	$33,049	2	$32,476	(9)

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$13,054	1	$12,973	6
Immediate annuities	7,355	30	5,649	(66)
Group life insurance	1,849	26	1,463	(13)
Group accident and health insurance	8,637	(16)	10,292	9

Total new premiums	30,895	2	30,377	(24)
Renewal premiums	111,736	2	109,034	3

Total premiums	142,631	2	139,411	(4)
Reinsurance ceded	(42,673)	-	(42,509)	5

Premiums, net	$99,958	3	$96,902	(8)

Consolidated total premiums increased $0.4 million or 1% in the third quarter of 2012 versus the same period in the prior year, as total new premiums were essentially flat and total renewal premiums increased $0.4 million or 1%. New immediate annuity premiums increased $0.3 million or 15% and new group life premiums increased $0.1 million or 21%. These were offset by a $0.4 million decrease in new group accident and health premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. The decrease in new accident and health premiums resulted from a decrease in the short-term disability line, which was partially offset by an increase in dental premiums. The increase in consolidated renewal premiums reflected an increase in short-term disability renewal premiums that was partially offset by a decrease in dental renewal premiums.

Consolidated total premiums increased $3.2 million or 2% in the first nine months of 2012 versus one year earlier, reflecting a $0.5 million or 2% increase in total new premiums and a $2.7 million or 2% increase in total renewal premiums. The increase in total new premiums was due to a $1.7 million or 30% increase in new immediate annuity premiums and a $0.4 million or 26% increase in new group life premiums. These improvements were partially offset by a $1.7 million or 16% decrease in new group accident and health premiums, primarily in the short-term disability line. The increase in renewal premiums reflected an increase in group accident and health renewal premiums. This increase was largely from the short-term disability line and a partially offsetting decrease in dental renewal premiums. In addition, individual life insurance premiums increased $1.4 million, primarily from the Old American segment.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$2,980	25	$2,391	(39)
Variable universal life insurance	144	(21)	183	(43)
Fixed deferred annuities	11,982	(22)	15,368	(42)
Variable annuities	4,863	18	4,119	44

Total new deposits	19,969	(9)	22,061	(34)
Renewal deposits	34,903	(7)	37,459	6

Total deposits	$54,872	(8)	$59,520	(14)

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$9,140	2	$8,953	(14)
Variable universal life insurance	404	(40)	676	(11)
Fixed deferred annuities	43,601	(10)	48,285	(1)
Variable annuities	13,466	(4)	14,098	(2)

Total new deposits	66,611	(8)	72,012	(3)
Renewal deposits	105,120	(4)	109,490	4

Total deposits	$171,731	(5)	$181,502	1

Total new deposits decreased $2.1 million or 9% in the third quarter of 2012 compared with the third quarter of 2011. This change was due to a $3.4 million or 22% decrease in new fixed deferred annuity deposits. Partially offsetting this, new variable annuity deposits increased $0.7 million or 18% and new universal life deposits increased $0.6 million or 25%. Total renewal deposits decreased $2.6 million or 7% in the third quarter of 2012 versus last year, reflecting a $3.0 million or 25% decrease in fixed deferred annuity renewal deposits. Total new deposits decreased $5.4 million or 8% in the first nine months of 2012 compared with the prior year. This decrease was largely due to a $4.7 million or 10% decline in new fixed deferred annuity deposits and a $0.6 million or 4% decrease in new variable annuity deposits. Total renewal deposits decreased $4.4 million or 4%, reflecting a $2.2 million or 7% decrease in fixed deferred annuity renewal deposits and a $1.0 million or 13% decrease in variable annuity renewal deposits. New sales and renewals for deposit products have been negatively affected for the third quarter and the first nine months of 2012 by continuing low interest rates and the uncertain economic environment.

Insurance Revenues

Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the third quarter of 2012, total insurance revenues decreased $0.4 million or 1%, primarily due to a $1.0 million or 4% decrease in contract charges compared to the prior year. Partially offsetting the reduction in contract charges was a $0.6 million or 2% increase in net premiums. The increase in net premiums largely resulted from a $0.3 million or 15% increase in total immediate annuity premiums.

Insurance revenues increased $2.8 million or 2% in the first nine months of 2012 compared with the prior year. This increase was due to a $3.1 million or 3% increase in net premiums, together with an offsetting $0.2 million decrease in contract charges. The increase in premiums resulted from a $1.7 million or 2% increase in total individual life insurance premiums, largely from the Old American segment, and a $1.4 million or 24% increase in total immediate annuity premiums.

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

Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that the Company has purchased. While the Company is not actively pursuing marketing efforts to generate new sales for these closed blocks, it has the intent of servicing this business to achieve long-term profit streams.

Total contract charges on all blocks of business decreased $1.0 million or 4% in the third quarter of 2012 compared to the same period in 2011. The results for the third quarter of 2012 were largely due to a $0.5 million decrease in the amortization of deferred revenue and a $0.3 million decrease in cost of insurance charges. The decrease in cost of insurance charges was largely due to the runoff of closed blocks. Amortization of deferred revenue decreased due to lower actual gross profits on certain lines of business, largely related to increased reinsurance resulting from unlocking that occurred in the second quarter of 2012.

Total contract charges on all blocks of business decreased $0.2 million in the first nine months of 2012 compared to one year earlier. These results reflected a $0.7 million decrease in cost of insurance charges and a $0.5 million decrease in expense loads, partially offset by a $1.2 million increase in the amortization of deferred revenue. In addition to the results discussed above for the quarter, the amortization of deferred revenue increased during 2012 compared to the prior year due to a system upgrade during 2011 that led to enhanced reinsurance modeling capabilities. The decrease in expense loads is attributed to the increased sale of products with lower expense loads in 2012 than the prior year. The decline in cost of insurance charges was largely due to the runoff of closed blocks.

Total contract charges on closed blocks equaled 35% of total consolidated contract charges for both third quarters and 35% and 36% for the first nine months of 2012 and 2011, respectively. Total contract charges on closed blocks decreased 4% in the third quarter and 3% in the first nine months of 2012 compared to the same periods in the prior year. These declines reflect the results discussed above.

The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased $0.2 million or 1% in the third quarter of 2012 and increased $0.2 million or less than 1% in the first nine months of 2012, as compared to the same periods in 2011. Reinsurance ceded for the Group segment increased $0.5 million or 17% in the third quarter and $1.3 million or 16% in the nine months, reflecting increased disability sales that were largely reinsured. Reinsurance ceded for the Old American segment declined $0.1 million or 16% in the third quarter and $0.3 million or 15% in the first nine months of 2012, reflecting the continued runoff of a large closed block of reinsured business. Reinsurance ceded for the Individual Insurance segment decreased $0.6 million or 5% in the third quarter and $0.9 million or 3% in the first nine months of 2012.

Investment Revenues

Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income increased $1.4 million or 3% in the third quarter of 2012 compared with the third quarter of 2011, as both average invested assets and yields earned increased. Gross investment income decreased $1.0 million or 1% in the first nine months of 2012 compared with the prior year, as an increase in average invested assets was more than offset by lower yields earned.

Fixed maturity securities provided a majority of the Company’s investment income during both the quarter and nine months ended September 30, 2012. Income on these investments declined $0.4 million or 1% in the third quarter and $3.1 million or 3% in the first nine months of 2012 compared to the prior year, reflecting declines in yields earned.

Investment income from mortgage loans increased $0.1 million or 1% in the third quarter and $0.7 million or 3% in the first nine months of 2012 compared to the same periods in 2011. The improvement in the nine months was largely the result of prepayment fees received on loans that were paid off prior to maturity.

Investment income from real estate increased $0.5 million or 27% in the third quarter and $1.1 million or 17% in the nine months compared to last year. These improvements reflect higher rental income due to an increase in occupancy rates.

In addition, the fair value improved on an alternative investment fund, which resulted in an increase of investment income of $1.4 million in the third quarter of 2012 and $0.8 million in the first nine months, compared to the same periods in 2011.

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

The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Gross gains resulting from:
Sales of investment securities	$399	$292	$712	$3,944
Investment securities called and other	304	105	1,107	1,355
Sales of real estate	113	-	16,293	-

Total gross gains	816	397	18,112	5,299

Gross losses resulting from:
Sales of investment securities	(44)	(76)	(76)	(1,666)
Investment securities called and other	(236)	(118)	(440)	(297)
Mortgage loans	-	-	(178)	(3)

Total gross losses	(280)	(194)	(694)	(1,966)
Change in allowance for potential future losses on mortgage loans	75	-	407	-
Amortization of DAC and VOBA	(5)	7	(21)	(218)

Net realized investment gains, excluding impairment losses	606	210	17,804	3,115

Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(697)	(167)	(1,153)	(674)
Portion of loss recognized in othercomprehensive income	47	17	197	131

Net impairment losses recognized in earnings	(650)	(150)	(956)	(543)

Net realized investment gains (losses)	$(44)	$60	$16,848	$2,572

The Company recorded a net realized investment loss of less than $0.1 million in the third quarter of 2012, compared with a net realized gain of less than $0.1 million third quarter of 2011. During the third quarter of 2012, investment gains on sales of real estate totaled $0.1 million. Net realized investment gains for the first nine months totaled $16.8 million in 2012 compared to $2.6 million in 2011, largely reflecting gains on sales of real estate of $16.3 million. In the above table, investment securities called and other includes, but is not limited to, principal payments and sinking funds.

The Company’s analysis of securities for the third quarter ended September 30, 2012 resulted in the determination that seven fixed-maturity residential mortgage-backed securities and one corporate security had other-than-temporary credit impairments and were written down by a combined $0.6 million. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.2 million in the third quarter of 2012, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $55.5 million.

The following table summarizes securities with other-than-temporary impairments recognized in earnings by business segment during the first, second, and third quarters of 2012 and 2011 by asset class:

				Nine Months
	Quarter Ended	Quarter Ended	Quarter Ended	Ended
	March 31	June 30	September 30	September 30
	2012	2012	2012	2012
Bonds:
Corporate obligations:
Individual Insurance	$-	$-	$515	$515

Total corporate obligations	$-	$-	$515	$515
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$143	$134	$129	$406
Old American	17	12	6	35

Total	$160	$146	$650	$956

Segment detail:
Individual Insurance	$143	$134	$644	$921
Old American	17	12	6	35

Consolidated total	$160	$146	$650	$956

				Nine Months
	Quarter Ended	Quarter Ended	Quarter Ended	Ended
	March 31	June 30	September 30	September 30
	2011	2011	2011	2011
Bonds:
Corporate private-labeled residential mortgage-backed securities:
Individual Insurance	$188	$164	$141	$493
Old American	23	18	9	50

Total	$211	$182	$150	$543

Segment detail:
Individual Insurance	$188	$164	$141	$493
Old American	23	18	9	50

Consolidated total	$211	$182	$150	$543

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

The following table provides information regarding fixed maturity and equity securities by asset class at September 30, 2012.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and obligations of U.S. Government	$138,511	5%	$136,365	$15,002	$2,146	$27
Federal agencies [1]	26,250	1%	26,250	4,183		-
Federal agency issued residential mortgage-backed securities [1]	101,235	4%	100,932	9,272	303	1

Subtotal	265,996	10%	263,547	28,457	2,449	28
Corporate obligations:
Industrial	554,550	19%	543,263	53,980	11,287	1,749
Energy	206,712	7%	204,732	23,894	1,980	17
Communications and technology	225,310	8%	225,310	24,554	-	-
Financial	328,837	11%	312,282	26,232	16,555	1,907
Consumer	560,544	19%	553,208	54,172	7,336	14
Public utilities	296,452	10%	293,217	41,256	3,235	355

Subtotal	2,172,405	74%	2,132,012	224,088	40,393	4,042
Corporate private-labeled residential mortgage-backed securities	154,567	5%	101,659	3,787	52,908	1,575
Municipal securities	174,366	6%	171,287	27,755	3,079	5
Other	102,080	4%	58,993	6,256	43,087	8,973
Redeemable preferred stocks	9,211	-	6,690	261	2,521	126

Fixed maturities	2,878,625	99%	2,734,188	290,604	144,437	14,749
Equity securities	37,453	1%	36,302	1,893	1,151	106

Total	$2,916,078	100%	$2,770,490	$292,497	$145,588	$14,855

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2011.

			Fair Value		Fair Value
			of Securities		of Securities
	Total		with Gross	Gross	with Gross	Gross
	Fair	%	Unrealized	Unrealized	Unrealized	Unrealized
	Value	of Total	Gains	Gains	Losses	Losses
U.S. Treasury securities and obligations of U.S. Government	$134,437	5%	$133,478	$13,856	$959	$12
Federal agencies [1]	25,881	1%	25,881	3,480	-	-
Federal agency issued residential mortgage-backed securities [1]	119,637	4%	118,694	9,901	943	2

Subtotal	279,955	10%	278,053	27,237	1,902	14
Corporate obligations:
Industrial	486,880	18%	461,425	43,710	25,455	860
Energy	171,711	6%	171,711	19,131	-	-
Communications and technology	201,393	7%	194,154	16,566	7,239	156
Financial	318,078	12%	250,403	15,155	67,675	5,890
Consumer	496,487	18%	481,033	43,788	15,454	263
Public utilities	296,337	11%	280,475	38,094	15,862	1,366

Subtotal	1,970,886	72%	1,839,201	176,444	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	156,902	6%	53,304	1,856	103,598	12,620
Municipal securities	168,522	6%	164,613	18,316	3,909	61
Other	94,656	4%	38,253	3,576	56,403	9,235
Redeemable preferred stocks	11,221	1%	5,226	226	5,995	740

Fixed maturities	2,682,142	99%	2,378,650	227,655	303,492	31,205
Equity securities	36,689	1%	35,566	1,873	1,123	135

Total	$2,718,831	100%	$2,414,216	$229,528	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

At December 31, 2011, the Company had $31.3 million in gross unrealized losses on investment securities which were offset by $229.5 million in gross unrealized gains. At September 30, 2012, the Company’s unrealized losses on investment securities had decreased to $14.9 million and were offset by $292.5 million in gross unrealized gains, with 27% of the gross unrealized losses in the category of corporate obligations. The financial sector was the single largest contributor to unrealized losses, reflecting the direct and indirect impact of the troubled residential real estate, mortgage, and auction rate securities markets. At September 30, 2012, 95% of the total fair value of the fixed maturities portfolio had unrealized gains, compared to 89% at December 31, 2011.

The Company maintains a high quality securities portfolio. The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor’s rating at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Fair	%	Fair	%
	Value	of Total	Value	of Total
AAA	$132,256	5%	$161,802	6%
AA	612,085	21%	570,157	21%
A	876,911	30%	799,565	30%
BBB	1,046,830	36%	939,373	35%

Total investment grade	2,668,082	92%	2,470,897	92%
BB	70,294	3%	79,760	3%
B and below	140,249	5%	131,485	5%

Total below investment grade	210,543	8%	211,245	8%

	$2,878,625	100%	$2,682,142	100%

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time, at September 30, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government	$1,362	$18	$784	$9	$2,146	$27
Federal agency issued residential mortgage-backed securities [1]	10	-	293	1	303	1

Subtotal	1,372	18	1,077	10	2,449	28
Corporate obligations:
Industrial	8,462	430	2,825	1,319	11,287	1,749
Energy	1,980	17	-	-	1,980	17
Communications and technology	-	-	-	-	-	-
Financial	1,502	1	15,053	1,906	16,555	1,907
Consumer	7,336	14	-	-	7,336	14
Public utilities	1,995	5	1,240	350	3,235	355

Subtotal	21,275	467	19,118	3,575	40,393	4,042
Corporate private-labeled residential mortgage-backed securities	-	-	52,908	1,575	52,908	1,575
Municipal securities	3,079	5	-	-	3,079	5
Other	-	-	43,087	8,973	43,087	8,973
Redeemable preferred stocks	-	-	2,521	126	2,521	126

Fixed maturity securities	25,726	490	118,711	14,259	144,437	14,749

Equity securities	-	-	1,151	106	1,151	106

Total	$25,726	$490	$119,862	$14,365	$145,588	$14,855

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer were $14.4 million at September 30, 2012, a decrease of 40% from $23.9 million at December 31, 2011. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $8.4 million or 84% during the first nine months of 2012. Certain securities continue to be challenged by the economy and recovering markets, and the Company continues to monitor the cash flows on each of these investments.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at September 30, 2012.

			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$44,169	$43,156	$1,013
Unrealized losses of 20% or less and greater than 10%	32,500	27,594	4,906

Subtotal	76,669	70,750	5,919

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	5,854	4,335	1,519

Total investment grade	5,854	4,335	1,519

Below investment grade
Less than twelve months	4,145	2,825	1,320
Twelve months or greater	3,010	2,308	702

Total below investment grade	7,155	5,133	2,022

Unrealized losses greater than 20%	13,009	9,468	3,541

Subtotal	89,678	80,218	9,460

Securities owned with realized impairment:
Unrealized losses of 10% or less	48,841	47,939	902
Unrealized losses of 20% or less and greater than 10%	9,367	8,174	1,193

Subtotal	58,208	56,113	2,095

Unrealized losses greater than 20%:
Investment grade
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade
Less than twelve months	1,590	1,240	350
Twelve months or greater	10,967	8,017	2,950

Total below investment grade	12,557	9,257	3,300

Unrealized losses greater than 20%	12,557	9,257	3,300

Subtotal	70,765	65,370	5,395

Total	$160,443	$145,588	$14,855

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2011.

			Gross
	Amortized	Fair	Unrealized
	Cost	Value	Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$154,445	$151,008	$3,437
Unrealized losses of 20% or less and greater than 10%	53,042	45,689	7,353

Subtotal	207,487	196,697	10,790

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	4,946	3,752	1,194
Twelve months or greater	908	450	458

Total investment grade	5,854	4,202	1,652

Below investment grade:
Less than twelve months	8,210	5,977	2,233
Twelve months or greater	-	-	-

Total below investment grade	8,210	5,977	2,233

Unrealized losses greater than 20%	14,064	10,179	3,885

Subtotal	221,551	206,876	14,675

Securities owned with realized impairment:
Unrealized losses of 10% or less	37,639	36,420	1,219
Unrealized losses of 20% or less and greater than 10%	24,789	20,843	3,946

Subtotal	62,428	57,263	5,165

Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	-	-	-
Twelve months or greater	-	-	-

Total investment grade	-	-	-

Below investment grade:
Less than twelve months	29,391	23,178	6,213
Twelve months or greater	22,585	17,298	5,287

Total below investment grade	51,976	40,476	11,500

Unrealized losses greater than 20%	51,976	40,476	11,500

Subtotal	114,404	97,739	16,665

Total	$335,955	$304,615	$31,340

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at September 30, 2012.

			Gross
	Fair	%	Unrealized	%
	Value	of Total	Losses	of Total
AAA	$3,056	2%	$65	1%
AA	30,043	21%	4,935	33%
A	8,404	6%	472	3%
BBB	20,425	14%	1,313	9%

Total investment grade	61,928	43%	6,785	46%
BB	9,545	7%	351	2%
B and below	72,964	50%	7,613	52%

Total below investment grade	82,509	57%	7,964	54%

	$144,437	100%	$14,749	100%

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at December 31, 2011.

			Gross
	Fair	%	Unrealized	%
	Value	of Total	Losses	of Total
AAA	$32,245	11%	$4,475	14%
AA	8,986	3%	125	1%
A	32,550	11%	1,207	4%
BBB	65,557	21%	2,925	9%

Total investment grade	139,338	46%	8,732	28%
BB	45,845	15%	4,063	13%
B and below	118,309	39%	18,410	59%

Total below investment grade	164,154	54%	22,473	72%

	$303,492	100%	$31,205	100%

The following is a discussion of all non-asset backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at September 30, 2012. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institutions	Institutions impacted by housing and mortgage crisis. These securities continue to perform within contractual obligations.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 17 non-U.S. Agency mortgage-backed securities that were determined to have such indications at September 30, 2012 and December 31, 2011. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows at September 30, 2012 and December 31, 2011. The Company believes that the assumptions below are reasonable because they are based upon the actual results of the underlying security collateral.

	September 30, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	4.7%	4.7%	40%	40%	18.0%	18.0%
2004	5.7%	7.4%	35%	57%	8.0%	13.0%
2005	3.0%	15.2%	40%	73%	6.0%	15.0%
2006	5.1%	6.3%	46%	85%	8.0%	16.0%
2007	10.2%	10.2%	60%	60%	8.0%	8.0%

	December 31, 2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.9%	3.9%	40%	40%	18.0%	18.0%
2004	4.9%	7.7%	40%	56%	8.0%	13.0%
2005	3.5%	13.7%	40%	68%	6.0%	15.0%
2006	4.9%	10.0%	52%	90%	8.0%	18.0%
2007	8.8%	8.8%	66%	66%	8.0%	8.0%

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

The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At September 30, 2012, the fair value of investments with subprime residential mortgage exposure was $15.4 million with a related $2.7 million unrealized loss. At December 31, 2011, the Company had investments with subprime residential mortgage exposure of $17.4 million and a related $3.5 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both September 30, 2012 and December 31, 2011. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.

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

The following tables divide these investment types among vintage and credit ratings at September 30, 2012.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
Residential & Non-agency MBS [1]
Investment Grade:
Vintage 2003 and earlier	$21,505	$20,703	$802
2004	28,657	27,543	1,114
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	50,162	48,246	1,916

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	32,306	31,601	705
2005	77,344	81,364	(4,020)
2006	7,411	6,763	648
2007	4,111	4,308	(197)

Total below investment grade	121,172	124,036	(2,864)

Other Structured Securities:
Investment grade	80,974	80,609	365
Below investment grade	2,760	2,722	38

Total other	83,734	83,331	403

Total structured securities	$255,068	$255,613	$(545)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2011.

	Fair	Amortized	Unrealized
	Value	Cost	Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$27,700	$26,974	$726
2004	29,682	28,693	989
2005	-	-	-
2006	-	-	-
2007	-	-	-

Total investment grade	57,382	55,667	1,715

Below Investment Grade:
Vintage 2003 and earlier	-	-	-
2004	34,497	34,821	(324)
2005	72,619	87,447	(14,828)
2006	6,960	7,309	(349)
2007	3,868	4,864	(996)

Total below investment grade	117,944	134,441	(16,497)

Other Structured Securities:
Investment grade	71,793	72,998	(1,205)
Below investment grade	3,179	3,444	(265)

Total other	74,972	76,442	(1,470)

Total structured securities	$250,298	$266,550	$(16,252)

[1]	This chart accounts for all vintages owned by the Company.

Total unrealized losses on non-U.S. Agency structured securities totaled $0.5 million at September 30, 2012, compared to $16.3 million at December 31, 2011. Total unrealized losses on these securities as a percent of total amortized cost totaled less than 1% at September 30, 2012, an improvement from 6% at year-end 2011.

The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at September 30, 2012 had a fair value of $136.1 million with a net unrealized loss of $1.2 million.

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

The Company maintains a diversified investment portfolio, including 5% of its investment portfolio in municipal bond securities and 6% in bond securities from foreign issuers. Approximately 74% of the Company’s foreign securities were from issuers in Canada, Australia, and Great Britain at September 30, 2012. The Company has no holdings in European sovereign debt and all investments are denominated in U.S. dollars. The fair value of the Company’s securities from foreign issuers at September 30, 2012 was $239.4 million with a net unrealized gain of $17.9 million. This compares to a fair value of $199.5 million with a net unrealized gain of $8.7 million at December 31, 2011.

The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at September 30, 2012. The Company’s indirect exposure to financial guarantors totaled $34.8 million, which was approximately 1% of the Company’s investments at September 30, 2012. The unrealized gain on these investments totaled $3.1 million at September 30, 2012. The Company’s indirect exposure to financial guarantors at December 31, 2011 totaled $36.8 million, which was approximately 1% of the Company’s investments. Total unrealized gains on these investments totaled $1.7 million at December 31, 2011.

Other Revenues

Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; income received on the sale of low income housing tax credit (LIHTC) investments by a subsidiary of the Company; and fees charged on products and sales from the Company’s broker-dealer subsidiary. Other revenues decreased 3% in the third quarter and 9% in the first nine months of 2012 compared to the same periods one year earlier. The decreases in both periods reflected lower income from the sale of LIHTC investments. In addition, the decrease in the nine months also reflected lower supplementary contract considerations.

Policyholder Benefits

Policyholder benefits consist of death benefits, immediate annuity benefits, accident and health benefits, surrenders, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period to period. However, mortality experience has generally remained within pricing expectations for the periods presented. Following is a discussion of significant fluctuations in policyholder benefits during the periods presented.

Policyholder benefits increased $1.0 million or 2% in the third quarter of 2012 compared to the same period one year earlier. The largest factors were increased death benefits, net of reinsurance, and increased benefit and contract reserves. The increase in reserves was largely due to favorable changes in immediate annuity premiums and benefits and a decrease that occurred during 2011 in benefit and contract reserves that resulted from system changes and refinements. Partially offsetting these was the change in the value of the GMWB rider liability, as discussed below.

Policyholder benefits decreased $3.4 million or 3% in the first nine months compared to the same period one year ago. The largest single factor in the decrease in policyholder benefits resulted from a decline in death benefits, net of reinsurance. Other contributing factors were reductions in group accident and health benefits, supplementary contract payments, and policy dividends and coupons. Partially offsetting these was an increase in benefit and contract reserves. This increase was the result of several factors, including favorable changes in immediate annuity premiums and benefits and prior year system changes and refinements. Also, the Company recaptured a block of previously reinsured policies in the second quarter of 2012 which also contributed to the increase in reserves. Partially offsetting these items was the change in the value of the GMWB rider liability, as discussed below.

The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At September 30, 2012, the fair value of the liability decreased $0.2 million compared to the fair value at December 31, 2011. The change in this liability resulted in a decrease in reserves of $0.2 million in the first nine months of 2012 compared to an increase in reserves of $3.5 million in the first nine months of 2011. These changes resulted in a decrease of $3.7 million in the year-over-year comparison. This fluctuation can be attributed to favorable capital market returns and a decline in market volatility, partially offset by declines in interest rates and issuer discount spreads.

Interest Credited to Policyholder Account Balances

Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.7 million or 3% in the third quarter and $1.0 million or 2% in the first nine months of 2012 compared with the same periods one year earlier. While total policyholder account balances have increased during 2012, average crediting rates have declined slightly.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs decreased $4.4 million or 38% in the third quarter and $1.7 million or 8% in the first nine months of 2012 compared with the prior year. Contributing to the decrease in both periods were refinements in estimates made during the third quarter of 2011 that increased the amortization of DAC by $2.4 million in the third quarter of 2011. In addition, increases in account values decreased the amortization of DAC for certain products. Partially offsetting these was the impact of unlocking during the second quarter of 2012. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions.

Operating Expenses

Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the acquisition of new business; expenses from the Company’s operations; the amortization of VOBA; and other expenses. Operating expenses increased $6.4 million or 26% in the third quarter of 2012 and $5.0 million or 7% in the first nine months compared to last year. The increase in the third quarter was largely due to increased salaries and employee benefit costs, increased legal fees, and an increase in depreciation on a long-lived asset. The increased depreciation expense of $3.7 million resulted from of a change in accounting estimate for a long-lived asset, as described in Note 3. The increase in the nine months reflected increases in salaries and employee benefit costs, legal fees, and the depreciation on a long-lived asset. These were partially offset by a decline in the amount charged to allowance for doubtful accounts for agent receivables.

The amortization of VOBA decreased $0.3 million or 19% in the third quarter of 2012 and $0.1 million or 2% in the first nine months of 2012 compared to the same periods one year earlier. The decrease in the third quarter of 2012 reflected $0.5 million in less amortization as the traditional life insurance block from the Old American segment became fully amortized at December 31, 2011. The increase in VOBA in the first nine months of 2012 reflected a $1.4 million decrease resulting from the fully amortized traditional life insurance block from in the Old American segment. Offsetting this, VOBA amortization increased during the nine months due to unlocking that occurred during the second quarter of 2012.

Income Taxes

The third quarter income tax expense was $2.1 million or 34% of income before tax for 2012, versus $3.0 million or 40% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2012 was $16.2 million or 34% of income before tax, versus $11.3 million or 36% of income before tax for the prior year period.

The effective income tax rate was less than the prevailing corporate federal income tax rate of 35% in the third quarter of 2012. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 2% of income before tax. Partially offsetting the benefit from permanent differences was tax expense of approximately 1% of income before tax related to investments in affordable housing.

The effective income tax rate was less than the prevailing corporate federal income tax rate of 35% in the nine months ended September 30, 2012, primarily due to permanent differences that resulted in a benefit of approximately 1% of income before tax.

The effective income tax rate in the third quarter of 2011 and for the nine months ended September 30, 2011 was greater than the prevailing corporate federal income tax rate of 35%, primarily due to adjustments related to the Company’s investments in affordable housing. The affordable housing adjustments resulted in a tax expense of approximately 5% and 1% of income before tax in the third quarter and nine months ended September 30, 2011, respectively.

Operating Results by Segment

The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 15 - Segment Information in the Notes to Consolidated Financial Statements (Unaudited).

Individual Insurance

The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$3,151	$2,950	$11,029	$9,238
Contract charges	24,464	25,427	75,187	75,413

Total insurance revenues	27,615	28,377	86,216	84,651
Investment revenues:
Net investment income	41,444	40,031	122,899	123,798
Net realized investment gains, excluding impairment losses	665	209	17,890	3,149
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(691)	(157)	(1,118)	(607)
Portion of impairment losses recognized in other comprehensive income	47	16	197	114

Net impairment losses recognized in earnings	(644)	(141)	(921)	(493)

Total investment revenues	41,465	40,099	139,868	126,454
Other revenues	2,110	2,176	6,523	7,162

Total revenues	71,190	70,652	232,607	218,267

Policyholder benefits	21,730	21,775	64,096	66,799
Interest credited to policyholder account balances	20,436	21,119	61,371	62,366
Amortization of deferred acquisition costs	3,701	8,267	10,438	11,750
Operating expenses	20,960	13,869	53,094	45,797

Total benefits and expenses	66,827	65,030	188,999	186,712

Income before income tax expense	4,363	5,622	43,608	31,555

Income tax expense	1,365	2,280	14,419	11,171

Net income	$2,998	$3,342	$29,189	$20,384

The net income for this segment in the third quarter of 2012 was $3.0 million, compared to $3.3 million in the third quarter of 2011. This change was primarily the result of lower insurance revenues and higher operating expenses. Partially offsetting these, net investment income increased, along with lower amortization of deferred acquisition costs and interest credited to policyholder account balances.

Net income for this segment was $29.2 million for the first nine months of 2012, an increase of $8.8 million from the first nine months of 2011. Contributing to this improvement were increases in net realized investment gains and insurance revenues, along with lower policyholder benefits, amortization of deferred acquisition costs, and interest credited to policyholder account balances. Partially offsetting these changes was a decrease in net investment income and increased operating expenses.

Total insurance revenues for this segment decreased $0.8 million or 3% in the third quarter of 2012 compared with the same period in the prior year. Total premiums decreased $0.4 million or 3%, reflecting a $0.6 million decrease in individual life premiums that was partially offset by a $0.3 million increase in immediate annuity premiums. Contract charges decreased $1.0 million or 4%, and reinsurance ceded premiums decreased $0.6 million or 5%.

Total insurance revenues for this segment increased $1.6 million or 2% for the first nine months of 2012 compared to one year earlier. Total premiums increased $0.9 million or 2%, reflecting a $1.4 million or 24% increase in immediate annuity premiums that was partially offset by a $0.5 million or 1% decrease in individual life premiums. Contract charges decreased $0.2 million and reinsurance ceded premiums decreased $0.9 million or 3%.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$1,119	(6)	$1,194	(7)
Immediate annuities	2,187	15	1,903	(72)

Total new premiums	3,306	7	3,097	(61)
Renewal premiums	10,393	(5)	10,970	4

Total premiums	13,699	(3)	14,067	(24)
Reinsurance ceded	(10,548)	(5)	(11,117)	6

Premiums, net	$3,151	7	$2,950	(63)

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New premiums:
Individual life insurance	$3,445	(9)	$3,783	(2)
Immediate annuities	7,355	30	5,649	(66)

Total new premiums	10,800	15	9,432	(54)
Renewal premiums	31,527	(1)	31,998	2

Total premiums	42,327	2	41,430	(20)
Reinsurance ceded	(31,298)	(3)	(32,192)	1

Premiums, net	$11,029	19	$9,238	(54)

Total new premiums for this segment increased $0.2 million or 7% in the third quarter of 2012. This improvement resulted from increased sales of immediate annuities. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. Total renewal premiums decreased $0.6 million or 5% compared to last year, due to a decline in individual life renewal premiums.

Total new premiums for this segment increased $1.4 million or 15% in the first nine months of 2012 versus the prior year. This improvement also resulted from increased immediate annuities. Total renewal premiums decreased 1%, reflecting lower individual life and annuity renewal premiums.

The following table provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2012 and 2011. New deposits are also detailed by product.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$2,980	25	$2,391	(39)
Variable universal life insurance	144	(21)	183	(43)
Fixed deferred annuities	11,982	(22)	15,368	(42)
Variable annuities	4,863	18	4,119	44

Total new deposits	19,969	(9)	22,061	(34)
Renewal deposits	34,903	(7)	37,459	6

Total deposits	$54,872	(8)	$59,520	(14)

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New deposits:
Universal life insurance	$9,140	2	$8,953	(14)
Variable universal life insurance	404	(40)	676	(11)
Fixed deferred annuities	43,601	(10)	48,285	(1)
Variable annuities	13,466	(4)	14,098	(2)

Total new deposits	66,611	(8)	72,012	(3)
Renewal deposits	105,120	(4)	109,490	4

Total deposits	$171,731	(5)	$181,502	1

Total new deposits decreased $2.1 million or 9% in the third quarter of 2012 compared to last year, reflecting a $3.4 million or 22% decrease in new fixed deferred annuity deposits. Partially offsetting this, new variable annuity deposits increased $0.7 million or 18% and new universal life deposits increased $0.6 million or 25%. Total renewal deposits decreased $2.6 million or 7% in the third quarter of 2012. This decrease was due to a $3.0 million or 25% decline in fixed deferred annuity renewal deposits. Total new deposits decreased $5.4 million or 8% in the first nine months of 2012 compared with the prior year. This decrease reflected a $4.7 million or 10% decline in new fixed deferred annuity deposits and a $0.6 million or 4% decline in new variable annuity deposits. Total renewal deposits decreased $4.4 million or 4% in the first nine months of 2012. This decline resulted from a $2.2 million or 7% decrease in fixed deferred annuity renewal deposits and a $1.0 million or 13% decrease in variable annuity renewal deposits. New sales and renewals for deposit products have been negatively affected for the third quarter and the first nine months of 2012 by continuing low interest rates and the uncertain economic environment.

Total contract charges decreased $1.0 million or 4% in the third quarter of 2012 compared to the third quarter of 2011. This largely resulted from decreases in cost of insurance charges and the amortization of deferred revenue. The decrease in cost of insurance charges was largely due to the runoff of closed blocks. Amortization of deferred revenue decreased due to lower actual gross profits on certain lines of business, largely related to increased reinsurance resulting from unlocking that occurred in the second quarter of 2012. Total contract charges on the closed blocks equaled 35% of total consolidated contract charges in both the third quarters of 2012 and 2011. Total contract charges on closed blocks declined 4% in the third quarter of 2012 compared to the same period in 2011. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 4% in the third quarter of 2012.

Total contract charges decreased $0.2 million in the first nine months of 2012 compared to one year earlier, reflecting decreases in cost of insurance charges and expense loads. These were partially offset by an increase in the amortization of deferred revenue. In addition to the results discussed above for the quarter, the amortization of deferred revenue increased during 2012 due to a system upgrade that occurred during 2011 and led to enhanced reinsurance modeling capabilities. The decrease in expense loads is attributed to the increased sale of products with lower expense loads in 2012 than the prior year. The decline in cost of insurance charges was largely due to the runoff of closed blocks.

Total contract charges on the closed blocks equaled 35% of total consolidated contract charges in the first nine months of 2012 compared to 36% in the first nine months of 2011. Total contract charges on closed blocks declined 3% in the first nine months of 2012, while total contract charges on open blocks of business increased 1%.

Net investment income increased $1.4 million or 4% in the third quarter of 2012 compared to the third quarter of 2011, as both average invested assets and yields earned increased. Net investment income decreased $0.9 million in the first nine months of 2012 compared to one year earlier, as an increase in average invested assets was offset by a decline in yields earned. Also, this segment had a net realized gain of $17.0 million in the first nine months of 2012 compared to a net gain of $2.7 million in the first nine months of 2011.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first three quarters of 2012 and 2011.

Other revenues decreased 3% in the third quarter and 9% in the first nine months of 2012 compared to the same periods one year earlier. The decreases in both periods reflected lower income from the sale of LIHTC investments. In addition, the decrease in the nine months also reflected lower supplementary contract considerations.

Policyholder benefits were flat for the third quarter of 2012 compared to the prior year. However, a decrease in supplementary contract payments was partially offset by an increase in benefit and contract reserves. Several factors contributed to the increase in benefit and contract reserves, including favorable changes in immediate annuity premiums and benefits and prior year system changes and refinements. Partially offsetting these items was the change in the value of the GMWB rider liability.

Policyholder benefits decreased $2.7 million or 4% in the first nine months of 2012 compared to the prior year. The largest factor in this decrease was death benefits, net of reinsurance. Other factors contributing to the decrease in policyholder benefits were reduced supplementary contract payments, dividends, and coupons. Partially offsetting this was an increase in benefit and contract reserves. This increase was the result of several factors, including favorable changes in immediate annuity premiums and benefits and prior year system changes and refinements. Also, the Company recaptured a block of previously reinsured policies in the second quarter of 2012 which also contributed to the increase in reserves. Partially offsetting these items was the change in the value of the GMWB rider liability.

Interest credited to policyholder account balances decreased 3% in the third quarter and 2% in the first nine months of 2012 compared to the same periods one year earlier. While total policyholder account balances increased in 2012, average crediting rates declined slightly.

The amortization of deferred acquisition costs decreased $4.6 million in the third quarter and $1.3 million in the first nine months of 2012 compared with the prior year. Contributing to the decrease in both periods were the aforementioned refinements in estimates made during the third quarter of 2011 that increased the amortization of DAC by $2.4 million in the third quarter of 2011. In addition, increases in account values decreased the amortization of DAC for certain products. Partially offsetting these was the impact of unlocking during the second quarter of 2012. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions.

Operating expenses consist of incurred commissions, net of the capitalization of commissions, expenses from the Company’s operations, the amortization of VOBA, and other expenses. Operating expenses increased $7.1 million or 51% in the third quarter and $7.3 million or 16% in the first nine months of 2012 compared with the same periods one year earlier. The increases for both periods were largely attributable to higher salaries and employee benefit costs, legal fees, and depreciation on a long-lived asset.

The amortization of VOBA increased $0.2 million or 18% in the third quarter and $1.3 million or 32% in the first nine months of 2012 compared to one year earlier. The increase in the third quarter reflected higher amortization of VOBA on certain policies due to improved mortality. The increase in the nine months was largely due to unlocking that occurred during the second quarter of 2012.

Group Insurance

The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$12,316	$12,613	$36,580	$37,413

Total insurance revenues	12,316	12,613	36,580	37,413
Investment revenues:
Net investment income	132	133	392	420
Other revenues	35	38	108	113

Total revenues	12,483	12,784	37,080	37,946

Policyholder benefits	6,590	6,289	20,203	21,373
Operating expenses	6,058	6,433	17,372	17,360

Total benefits and expenses	12,648	12,722	37,575	38,733

Income (loss) before income tax expense (benefit)	(165)	62	(495)	(787)

Income tax expense (benefit)	(57)	22	(173)	(275)

Net income (loss)	$(108)	$40	$(322)	$(512)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2012 and 2011. New premiums are also detailed by product.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New premiums:
Group life insurance	$624	21	$516	(5)
Group dental insurance	1,261	51	834	(54)
Group disability insurance	1,605	(34)	2,425	118
Other group insurance	28	(33)	42	500

Total new premiums	3,518	(8)	3,817	10
Renewal premiums	12,156	4	11,672	14

Total premiums	15,674	1	15,489	13
Reinsurance ceded	(3,358)	17	(2,876)	30

Premiums, net	$12,316	(2)	$12,613	9

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New premiums:
Group life insurance	$1,849	26	$1,463	(13)
Group dental insurance	3,226	-	3,213	(47)
Group disability insurance	5,293	(24)	6,967	110
Other group insurance	118	5	112	11

Total new premiums	10,486	(11)	11,755	6
Renewal premiums	35,939	5	34,166	6

Total premiums	46,425	1	45,921	6
Reinsurance ceded	(9,845)	16	(8,508)	30

Premiums, net	$36,580	(2)	$37,413	2

Total new premiums decreased $0.3 million or 8% in the third quarter of 2012 compared with the prior year. This decrease was driven by a decline in new group disability premiums of $0.8 million or 34%. Partially offsetting this was a $0.4 million or 51% increase in new dental premiums and a $0.1 million or 21% increase in new group life premiums. Renewal premiums increased $0.5 million or 4% in the third quarter, reflecting an increase in short-term disability renewal premiums that was partially offset by a decline in dental renewal premiums.

Total new premiums decreased $1.3 million or 11% in the first nine months of 2012, compared to one year earlier. This decrease was largely due to a $2.0 million or 33% decline in new short-term disability premiums. Partially offsetting this change, new group life premiums increased $0.4 million or 26%. Renewal premiums increased $1.8 million or 5% in the nine months, as an increase in disability renewal premiums was partially offset by a decrease in dental renewal premiums.

The Company uses reinsurance in several of its group product lines to help mitigate risk. Reinsurance premiums increased $0.5 million or 17% in the third quarter and $1.3 million or 16% in the first nine months of 2012 compared to the prior year. The increase in both periods was largely due to an increase in short-term disability renewal premiums that are highly reinsured.

Policyholder benefits consist of death benefits, accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $0.3 million or 5% in the third quarter and decreased $1.2 million or 5% in the nine months compared to the prior year. The increase during the third quarter was largely due to higher benefits paid for the dental product line. The decrease in the nine months was largely due to a reduction in the benefits paid for the group life and dental product lines.

The policyholder benefit ratio is derived by dividing policyholder benefits, net of reinsurance, by total net premiums. The ratio for the Group Insurance segment was 54% in the third quarter and 55% for the first nine months of 2012, compared to 50% in the third quarter and 57% first nine months of 2011. The policyholder benefit ratios for the dental product line were approximately 68% in the third quarter and 70% first nine months of 2012, compared to approximately 62% in the third quarter and 72% first nine months of 2011.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company’s operations. Operating expenses decreased $0.4 million or 6% in the third quarter and were essentially flat in the nine months. The decrease in the third quarter was largely due to lower commission expenses associated with the disability and dental products.

Old American

The following table presents financial data for the Old American business segment for the third quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Insurance revenues:
Premiums, net	$17,680	$17,048	$52,644	$50,655

Total insurance revenues	17,680	17,048	52,644	50,655
Investment revenues:
Net investment income	3,069	2,929	8,998	9,159
Net realized investment gains, excluding impairment losses	(59)	1	(86)	(34)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(6)	(10)	(35)	(67)
Portion of impairment losses recognized in other comprehensive income	-	1	-	17

Net impairment losses recognized in earnings	(6)	(9)	(35)	(50)

Total investment revenues	3,004	2,921	8,877	9,075
Other revenues	1	1	12	14

Total revenues	20,685	19,970	61,533	59,744

Policyholder benefits	11,180	10,476	34,947	34,507
Amortization of deferred acquisition costs	3,450	3,310	9,735	10,116
Operating expenses	4,023	4,426	11,812	14,203

Total benefits and expenses	18,653	18,212	56,494	58,826

Income before income tax expense	2,032	1,758	5,039	918

Income tax expense	790	674	1,936	360

Net income	$1,242	$1,084	$3,103	$558

Net income for this segment totaled $1.2 million in the third quarter of 2012 compared to $1.1 million in the prior year. The increase in net income for the third quarter reflected a $0.6 million increase in insurance revenues, a $0.1 million increase in net investment income, and a $0.4 million decrease in operating expenses. These were partially offset by a $0.7 million increase in policyholder benefits. Net income for the first nine months of 2012 was $3.1 million compared to $0.6 million for the same period in 2011. The increase in net income in the first nine months of 2012 reflected a $2.0 million increase in insurance revenues, a $0.4 million decrease in the amortization of DAC, and a $2.4 million decrease in operating expenses. These were partially offset by a $0.2 million decrease in net investment income and a $0.4 million increase in policyholder benefits.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2012 and 2011.

	Quarter Ended September 30
	2012	% Change	2011	% Change
New individual life premiums	$3,165	4	$3,055	5
Renewal premiums	15,002	3	14,572	3

Total premiums	18,167	3	17,627	3
Reinsurance ceded	(487)	(16)	(579)	(12)

Premiums, net	$17,680	4	$17,048	4

	Nine Months Ended September 30
	2012	% Change	2011	% Change
New individual life premiums	$9,609	5	$9,190	10
Renewal premiums	44,565	3	43,274	2

Total premiums	54,174	3	52,464	3
Reinsurance ceded	(1,530)	(15)	(1,809)	(12)

Premiums, net	$52,644	4	$50,655	4

Total new premiums increased $0.1 million or 4% in the third quarter and $0.4 million or 5% in the nine months, while total renewal premiums increased $0.4 million or 3% in the third quarter and $1.3 million or 3% in the nine months. The increases in premiums reflect a combination of expanded distribution efforts and improved agency productivity. Old American continues to focus on the recruitment and development of new agencies and agents, along with improved production from existing agencies and agents. In addition, proactive territorial management by agencies and the home office have contributed to the increased sales.

Net investment income increased $0.1 million or 5% in the third quarter as both average invested assets and yields earned increased. Net investment income decreased $0.2 million or 2% in the first nine months as an increase in average invested assets was more than offset by lower yields earned.

Please see Consolidated Results of Operations in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a table that provides securities that were written down through earnings by business segment for the first three quarters of 2012 and 2011.

Policyholder benefits increased $0.7 million or 7% in the third quarter versus last year. The increase was largely due to a $0.6 million increase in death benefits, net of reinsurance, and a $0.3 million increase in benefit and contract reserves. Policyholder benefits increased $0.4 million or 1% in the first nine months of 2012 compared with the prior year. This increase was due to a $1.0 million increase in benefit and contract reserves. Partially offsetting this change was a $0.4 million decrease in death benefits and a $0.2 million decrease in life surrenders. The increase in reserves occurred in both the third quarter and nine months of 2012, can largely be attributed to the increase in both sales and retention of business. Mortality fluctuations occur each period, and the Company monitors these fluctuations in relation to its pricing expectations. While death benefits decreased during the first nine months of 2012, the results remained within pricing expectations.

Amortization of DAC increased $0.1 million or 4% in the third quarter but decreased $0.4 million or 4% in the nine months compared to one year earlier. The decline in the nine months was primarily due to the implementation of ASU No. 2010-26, as described in Note 7 – Change in Accounting Principle and Change in Accounting Estimate.

Operating expenses decreased $0.4 million or 9% in the third quarter and $2.4 million or 17% in the nine months compared to one year earlier. The decreases in both periods were largely due to reduced agent meeting costs. In addition, salaries and benefits decreased in the nine months. Also contributing to the decreases for both periods was lower amortization of VOBA, due to the traditional life insurance block being fully amortized at December 31, 2011. This resulted in less VOBA amortization of $0.5 million and $1.4 million in the third quarter and first nine months of 2012, respectively, compared to the same periods in the prior year. Capitalized commissions increased in the nine months, primarily related to the implementation of ASU No. 2010-26, as described in Note 3.

Liquidity and Capital Resources

Liquidity

Statements made in the Company's 2011 Form 10-K remain pertinent, as the Company’s liquidity position is materially unchanged from year-end 2011.

Net cash provided by operating activities was $1.7 million in the nine months ended September 30, 2012. The primary sources of cash from operating activities in the first nine months of 2012 were premium receipts and net investment income. The primary uses of cash from operating activities in the first nine months of 2012 were for the payment of policyholder benefits and operating expenses. Net cash used for investing activities was $33.1 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $293.1 million. Offsetting these, the Company’s new investments totaled $348.1 million. Net cash provided by financing activities was $28.1 million, primarily including $42.2 million of deposits net of withdrawals from policyholder account balances, and reflecting the payment of stockholder dividends.

Debt and Short-Term Borrowing

The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At September 30, 2012, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2011. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines of credit as they come due.

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

The following table shows the capital adequacy for the Company.

	September 30	December 31
	2012	2011
Total assets, excluding separate accounts	$4,186,447	$4,081,633
Total stockholders’ equity	756,422	710,705
Ratio of stockholders' equity to assets, excluding separate accounts	18%	17%

The ratio of equity to assets less separate accounts increased from 17% at December 31, 2011 to 18% at September 30, 2012. Unrealized investment gains on available for sale securities, which are included as a part of stockholders’ equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $112.1 million at September 30, 2012. This represents an increase of $31.0 million in net unrealized gains from the $81.1 million in net unrealized investment gains at December 31, 2011. Stockholders’ equity increased $45.7 million from year-end 2011, largely due to growth in retained earnings from increased net income experienced in the first nine months of 2012. In addition, the Company experienced growth in accumulated other comprehensive income, reflecting the increase in net unrealized gains.

The stock repurchase program was extended by the Board of Directors through January 27, 2013 to permit the purchase of up to one million of the Company’s shares on the open market. During the first nine months of 2012, the Company purchased 72,126 shares under the stock repurchase program for $2.3 million. Through the nine months ended September 30, 2011, the Company purchased 121,241 shares of stock under the stock repurchase program for $3.7 million.

During the nine months ended September 30, 2012, the Company purchased 2,669 shares and sold 660 shares of treasury stock from the Company’s employee stock ownership plan for a net increase in treasury stock of $0.1 million. During the six months ended June 30, 2012, the Company purchased 8,098 shares and sold 18,588 shares of treasury stock from the Company’s deferred compensation plans for a net decrease in treasury stock of $0.5 million.

During the second quarter of 2012, the Company reclassified 188,621 shares from other assets to treasury stock. Please see the discussion of the immaterial correction in Note 1 – Nature of Operations and Significant Accounting Policies for additional information.

On October 22, 2012, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, which will be paid November 7, 2012 to stockholders of record as of November 1, 2012. Total stockholder dividends paid were $9.1 million and $9.3 million in the first nine months ended September 30, 2012 and 2011, respectively.

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

Item 1A. Risk Factors

The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties that are discussed more fully in the Company’s Risk Factors included in Part I, Item 1A of the Company’s 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	-	[1]	$-	-	1,000,000
	2,464	[2]	33.53
2/1/12 - 2/29/12	-	[1]	-	-	1,000,000
	1,675	[2]	34.33
3/1/12 - 3/31/12	-	[1]	-	-	1,000,000
	407	[2]	32.37
4/1/12 - 4/30/12	13,047	[1]	31.76	13,047	986,953
	2,870	[2]	32.13
5/1/12 - 5/31/12	42,382	[1]	32.21	42,382	944,571
	3,060	[2]	32.24
6/1/12 - 6/30/12	16,697	[1]	32.19	16,697	927,874
	223	[2]	33.39
7/1/12 - 7/31/12	-	[1]	-	-	927,874
	21	[2]	35.19
8/1/12 - 8/31/12	-	[1]	-	-	927,874
	-	[2]	-
9/1/12 - 9/30/12	-	[1]	-	-	927,874
	94	[2]	35.40

Total	82,940			72,126

[1]	On January 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2013.

[2]

Included in this column are: 1) the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through September 2012; 2) the total shares purchased from a former participant of the ESOP plan during September 2012; and 3) the total shares purchased attributable to the Company’s deferred compensation plans during the consecutive months of January through June 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216

For Immediate Release: October 26, 2012, press release reporting financial results for the third quarter of 2012.

Kansas City Life Announces Third Quarter 2012 Results

Kansas City Life Insurance Company recorded net income of $4.1 million or $0.38 per share in the third quarter of 2012, down slightly from prior year third quarter earnings of $4.5 million or $0.39 per share. The third quarter 2012 results were favorably impacted by improved net investment income of $1.6 million but offset by increased benefits and expenses of $2.2 million.

Net income through the first nine months of 2012 was $32.0 million or $2.88 per share, an increase of $11.5 million or $1.10 per share over the prior year. The increase was largely the result of net realized investment gains of $16.8 million in 2012, primarily from the sale of real estate during the first quarter. Also contributing to the favorable results year to date were higher insurance revenues of $2.8 million and lower benefits and expenses of $1.1 million.

Insurance revenues declined $0.4 million or 1% in the third quarter of 2012, largely due to a $1.0 million decrease in contract charges. The change in contract charges was primarily the result of lower universal life balances. Partially offsetting this change was a $0.3 million increase in immediate annuity premiums. Insurance revenues increased $2.8 million or 2% in the nine months of 2012, reflecting increases in immediate annuity and individual life premiums.

Total deposits on the Company’s interest sensitive products decreased $4.7 million or 8% for the third quarter, as increased variable annuity deposits were offset by lower fixed deferred annuity deposits. Total deposits decreased $9.8 million or 5% in the nine months, largely due to declines in fixed deferred annuity and variable life and annuity deposits.

Total investment revenues, which includes net investment income and net realized investment gains and losses, increased $1.4 million or 3% in the third quarter. The improved investment revenues were the result of both increased invested assets and higher yields earned. Total investment revenues in the nine months increased $13.2 million over the prior year, largely from gains on real estate sales. Net investment income decreased $1.1 million or 1% for the nine months, primarily due to a decline in yields.

Policyholder benefits increased $1.0 million or 2% for the third quarter of 2012, primarily due to increased policy reserves and net death benefits. However, policyholder benefits declined by $3.4 million or 3% for the nine month period. The reduction year to date reflected reduced net death benefits, partially offset by an increase in benefit and contract reserves.

The amortization of deferred acquisition costs (DAC) decreased $4.4 million in the third quarter of 2012 and $1.7 million for the nine months. The decrease for the comparative third quarters was due to unlocking and system refinements that increased DAC amortization in 2011, while the reduction in DAC amortization year to date was primarily due to unlocking that occurred during the second quarter of 2012.

Operating expenses increased $6.4 million in the third quarter and $5.0 million for the nine months. The increase in the third quarter was due to increased depreciation, salaries and employee benefit costs, and legal fees. The increase in the nine months was reflective of the same items, but these were partially offset by a decline in pension expense and a reduction in allowances for doubtful accounts earlier in the year.

On October 22, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 7, 2012 to stockholders of record on November 1, 2012.

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

Kansas City Life Insurance Company

Condensed Consolidated Income Statement (Unaudited)

(amounts in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues	$104,260	$103,271	$330,925	$315,553

Net income	$4,132	$4,466	$31,970	$20,430

Net income per share,basic and diluted	$0.38	$0.39	$2.88	$1.78

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,056,999	11,432,209	11,111,490	11,453,124

Item 6. Exhibits

(a)	Exhibits

Exhibit Number:

10(a)	Kansas City Life Deferred Compensation Plan, as amended and restated effective July 2, 2012.

10(b)	Kansas City Life Insurance Company Savings and Profit Sharing Plan, Thirty-Sixth Amendment.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 26, 2012