Form 10-K
period 2012-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2013-02-28
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
At December 31, 2012, 11,032,857 shares of Kansas City Life Insurance Company's common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2012 of Kansas City Life Insurance Company held by non-affiliates was approximately $107,694,760.
Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to its 2013 annual meeting of shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2013 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Kansas City Life, the parent company, and wholly owned insurance subsidiaries Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American), comprise the consolidated entity (the Company). The Company offers investment and broker-dealer services through its subsidiary Sunset Financial Services (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds and other securities. The Company also has several non-insurance subsidiaries that individually and collectively are not material.
In 1974, the Company acquired Sunset Life in a stock acquisition transaction. Sunset Life is a life insurance company that was organized in 1937 that marketed and sold business in the western region of the United States. In 2006, the Sunset Life sales force was integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life. All of Sunset Life’s operations, administration, and accounting are consolidated as part of the Company’s home office operations. Sunset Life maintains its closed block of business, but does not solicit new sales. Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional life, immediate annuity, and interest sensitive products, including universal life and fixed deferred annuity products. Sunset Life operates in 43 states and the District of Columbia.
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
In 2003, the Company acquired GuideOne Life Insurance Company (GuideOne). GuideOne principally marketed traditional life and annuity products, as well as universal life and fixed deferred annuity products. In addition, the Company entered into a marketing arrangement with GuideOne Mutual Insurance Company, which allows GuideOne Mutual’s agents to sell the Company’s various traditional, interest sensitive, and variable life and annuity products. Subsequent to the purchase, the Company merged GuideOne into Kansas City Life as a closed block of policies.
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
The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment generated approximately 49% of consolidated insurance revenues for the year ended December 31, 2012, compared to 48% and 54% for the years ended December 31, 2011 and 2010, respectively.
The Group Insurance segment is operated as part of Kansas City Life and its administrative and accounting operations are part of the Company’s home office. This segment generated 21% of consolidated insurance revenues for the year ended December 31, 2012 compared to 22% and 20% for the years ended December 31, 2011 and 2010, respectively.

The Old American segment accounted for 30% of consolidated insurance revenues for the years ended December 31, 2012 and 2011, compared to 26% for the year ended December 31, 2010.
For more information concerning the Company’s business segments, please see Note 18 - Segment Information in the Notes to Consolidated Financial Statements and the Operating Results by Segment Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products, Marketing and Distribution
The Company markets individual life insurance and annuity products, including traditional, interest sensitive, and variable products through its sales force and third-party marketing arrangements, as identified below. The interest sensitive products are universal life, variable universal life, fixed deferred annuities, and variable annuities. The group products marketed by the Company include life, dental, vision, and long-term and short-term disability. The Company offers investment products and broker-dealer services through SFS for both proprietary and non-proprietary variable life insurance and annuity products, mutual funds, and other securities.
The following table details the Company’s gross premiums and deposits by product for the years ended December 31.

	2012	% of Total	2011	% of Total
Individual life insurance	$117,834	28%	$115,316	27%
Immediate annuities	12,497	3%	7,151	2%
Group life insurance	10,971	3%	10,701	3%
Group accident & health insurance	51,030	12%	50,507	12%
Other	1,060	—%	1,335	—%
Total premiums	193,392	46%	185,010	44%
Universal life insurance	96,776	23%	95,946	23%
Variable universal life insurance	10,984	3%	11,682	3%
Fixed deferred annuities	93,432	22%	100,646	24%
Variable annuities	26,640	6%	25,681	6%
Total deposits	227,832	54%	233,955	56%
Total	$421,224	100%	$418,965	100%
The following table provides the geographic distribution of gross premiums and deposits by state greater than 5% of the total for the years ended December 31.

	2012		2011
Missouri	8%	Missouri	9%
Texas	7%	Texas	7%
California	6%	Kansas	6%
Kansas	6%	California	6%
Colorado	6%	Colorado	5%
Florida	5%	All others	67%
All others	62%	Total	100%
Total	100%
Individual Insurance
The Individual Insurance segment is comprised of sales of non-group products from Kansas City Life and the closed blocks of Sunset Life, GuideOne Life, and the reinsurance transaction originated in 1997. This segment also includes sales from third-party marketing arrangements, including American Republic and GuideOne Mutual. This segment offers an array of traditional whole life, term life, and universal life products, along with fixed deferred and immediate annuity products, and variable universal life and annuity products.
Products are marketed through a nationwide sales force of independent general agents, agents, and third-party marketing arrangements. These general agents and agents are contracted individually and are not exclusive with Kansas City Life. The

Company does not restrict general agents or agents to designated sales territories. Kansas City Life provides commissions and allowances based on sales results. In addition, the Company has had selected occasions to use additional third-party arrangements for product specific or market niche sales opportunities.
Kansas City Life offers a portfolio of life insurance products for individuals. Universal life products have the ability to deliver flexibility in coverage and competitive long-term cash values or premiums that guarantee coverage for a desired period or through the insured’s lifetime. Kansas City Life also offers variable universal life products that allow the policyholder to participate in the equity markets. Variable universal life combines the advantages of a range of investment options with life insurance. In addition, Kansas City Life offers traditional whole life products, products geared towards juveniles that offer additional coverage as the child ages, and term life insurance products for a wide range of ages and coverage.
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
Finally, in both the individual life insurance products and annuity products, selected riders are also available for added coverage and protection.
The following table details gross premiums and deposits by product for the Individual Insurance segment for the years ended December 31.

	2012	% of Total	2011	% of Total
Individual life insurance	$46,262	16%	$46,597	16%
Immediate annuities	12,497	4%	7,151	3%
Other	285	—%	405	—%
Total premiums	59,044	20%	54,153	19%
Universal life insurance	96,776	34%	95,946	33%
Variable universal life insurance	10,984	4%	11,682	4%
Fixed deferred annuities	93,432	33%	100,646	35%
Variable annuities	26,640	9%	25,681	9%
Total deposits	227,832	80%	233,955	81%
Total	$286,876	100%	$288,108	100%
The following table provides the geographic distribution of gross premiums and deposits by state greater than 5% of the total for the Individual Insurance segment for the years ended December 31.

	2012		2011
California	7%	Missouri	9%
Missouri	7%	Kansas	7%
Colorado	7%	Colorado	7%
Florida	7%	California	7%
Kansas	6%	Texas	6%
Texas	6%	Washington	5%
Washington	5%	Iowa	5%
All others	55%	All others	54%
Total	100%	Total	100%

Closed Blocks
The Company has closed blocks of business that are primarily from three sources. First, the Company has sizeable blocks of business obtained through the acquisition of certain companies such as Sunset Life and GuideOne. Second, the Company completed a sizeable reinsurance assumption transaction as described previously. Third, the Company may determine that it no longer intends to actively market selected products or to continue to remain active in certain niche markets. These closed blocks of business decline in premiums and deposits and insurance in force over time. However, the Company seeks to actively conserve this business. The types of products included in the Company's closed blocks are traditional life, immediate annuities, universal life, fixed deferred annuities, and individual accident and health. At December 31, 2012, 6% of total premiums and 17% of total deposits were from closed blocks.
Group Insurance
Kansas City Life offers a range of group products.  The group portfolio has two primary markets, groups with two to nine employees and groups with ten or more employees.  This segment's marketing focus is to create a range of products in the group life, dental, long-term and short-term disability areas, as well as vision products.  This segment primarily uses two marketing approaches.  The first is to market business using Kansas City Life's internal sales representatives and an independent general agent and agent field force.  The second is through independent third-party arrangements, whereby business sold through these arrangements is primarily administered by the third parties.
The Group Insurance segment tailors products and services to employees’ needs depending upon such factors as the following:

•	Employer contributions towards the cost of coverage;

•	Employee participation levels;

•	Benefits desired versus product cost;

•	Number of employees; and

•	Plan design features, such as coinsurance percentages, deductibles, waiting periods, plan maximums, and more.
This segment also assists employers using its flexible plan design for its group life product, which can include many features such as:

•	Spouse and dependent benefits;

•	Annual enrollments;

•	Accidental death and dismemberment and waiver of premium benefit coverage; and

•	Policy conversion and portability privileges.
The following table details gross premiums by product for the Group Insurance segment for the years ended December 31.

	2012	% of Total	2011	% of Total
Group life insurance	$10,971	18%	$10,701	18%
Group dental insurance	27,194	44%	28,497	47%
Group disability insurance	21,819	35%	19,882	32%
Other group insurance	2,017	3%	2,128	3%
Total	$62,001	100%	$61,208	100%
The following table provides the geographic distribution of gross premiums by state greater than 5% of the total for the Group Insurance segment for the years ended December 31.

	2012		2011
Missouri	10%	Missouri	10%
Texas	8%	Texas	9%
North Carolina	7%	North Carolina	7%
Indiana	6%	Georgia	6%
All others	69%	Indiana	5%
Total	100%	Pennsylvania	5%
		All others	58%
		Total	100%

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
Old American offers several products geared primarily towards supporting policyholders’ final expense needs. This segment offers final expense products, including preferred products with guaranteed level death benefits for individuals in good health, and sub-standard products with graded or increasing benefits for those individuals who cannot qualify for standard or preferred risk due to health issues. Old American also offers a juvenile product designed for parents or grandparents to insure children of ages up to 15 and a term life insurance product to individuals ages from 20 to 65. Old American also offers several riders, including accidental death and dismemberment and waiver of premium. All of Old American’s products are traditional individual life insurance products.
Old American has focused on expanding its sales territories, recruiting, and agent productivity for its general agencies in order to effectively meet the sales goals of the Company. Furthermore, this segment seeks to expand its target market to include younger individuals by offering additional insurance products, as described above. Finally, a main driving force behind Old American’s sales efforts is the approach to support its field force through its lead generation efforts.
The following table provides the geographic distribution of gross premiums by state greater than 5% of the total for the Old American segment for the years ended December 31.

	2012		2011
Texas	7%	Missouri	7%
Missouri	7%	Texas	7%
California	6%	Illinois	6%
Illinois	6%	California	5%
All others	74%	Kansas	5%
Total	100%	All others	70%
		Total	100%
Reinsurance
Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business.  The reinsurance arrangements have taken various forms over the years.  The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 15 - Reinsurance in the Notes to Consolidated Financial Statements.
Currently, new sales of traditional life and universal life products are reinsured on a YRT basis in excess of the Company’s retention limits, while sales of certain term life insurance products are reinsured on a quota share (a portion of each policy is reinsured) coinsurance basis.  Sales of group disability income products are reinsured on a quota share coinsurance basis. New group life sales are reinsured on an excess of retention basis, with the accidental death and dismemberment benefits being 100% reinsured.  During 2012, the Company's maximum retention limit was five hundred thousand dollars on individual life products and one hundred thousand dollars on group life business. During 2011, the Company’s maximum retention limit on individual life insurance products was three hundred fifty thousand dollars and one hundred thousand dollars on group life business.
In addition to reinsurance coverage for new business, the Company has also engaged in various reinsurance arrangements for in force blocks of business:

•
In 1991, the Company purchased Old American Insurance Company.  Old American had an existing coinsurance agreement in place that ceded on a 100% coinsurance basis certain whole life policies issued by Old American prior to December 1, 1986.  These policies had life insurance in force of $29.6 million at December 31, 2012 (2011 - $32.9 million) with a ceded reserve for future policy benefits under this agreement of $16.7 million (2011 - $18.3 million).

•
In 1997, the Company acquired a block of traditional life and universal life products by way of a coinsurance and servicing agreement with another insurer.  Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies.  At December 31, 2012, the block had $1.2 billion of life insurance in force (2011 - $1.3 billion) and a reserve of $198.2 million (2011 - $208.0 million).

•
In 1998, Old American executed a coinsurance agreement ceding 100% of its retained risk on a closed block of individual accident and health business.  At December 31, 2012, the reserve credit on these policies was $9.1 million (2011 - $11.2 million).

•
In 2002, Sunset Life entered into a yearly renewal term bulk reinsurance agreement whereby it ceded 80% of its retained mortality risk on traditional and universal life policies.  This was accomplished through a reinsurance pool involving four primary reinsurers.  In June, 2012, Sunset Life recaptured approximately 9% of the outstanding bulk reinsurance agreement. The net impact of this recapture event to the Consolidated Statements of Comprehensive Income was less than $0.5 million. At December 31, 2012, the ceded insurance in force was approximately $1.1 billion (2011 - $1.3 billion) with reserves of $4.0 million (2011 - $4.7 million).

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
State Regulation
State insurance laws establish extensive regulation and supervisory agencies with broad regulatory authority, including the power to:

•	Grant and revoke licenses to companies to transact business and to license agents;

•	Regulate and supervise trade practices and market conduct;

•	Establish guaranty associations which levy mandatory fees used for insurers with solvency issues;

•	Approve policy forms, advertising, and marketing materials;

•	Establish reserve requirements;

•	Prescribe the form and content of required financial statements and reports;

•	Determine the reasonableness and adequacy of statutory capital and surplus;

•	Perform financial, market conduct, and other examinations;

•	Define acceptable accounting principles for statutory reporting purposes;

•	Regulate the type and amount of permitted investment activity; and

•	Limit the amount of dividends that can be paid without prior regulatory approval.
The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. Financial statements are prepared and examined on a basis other than U.S. generally accepted accounting principles (GAAP), namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred as of December 31, 2009 for Kansas City Life, Sunset Life, and Old American. There were no adjustments recommended to any of the insurance companies as a result of that examination.
The National Association of Insurance Commissioners (NAIC) has received regulatory authority by the respective state departments of insurance. Accordingly, the NAIC has been able to establish more consistency for insurers with regard to financial reporting requirements. In one such measure, the NAIC has adopted risk-based capital (RBC) guidelines to assist in the evaluation of the adequacy of statutory capital and surplus in relation to an insurance company’s risks. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. At December 31, 2012 and 2011, the statutory capital and surplus of each of the Company’s insurance entities was substantially above the required levels. The NAIC continues to assess solvency issues and makes recommendations to enhance the existing guidelines, such as solvency modernization and own risk and solvency assessment (ORSA). While the Company is not subject to these regulations, it continues to monitor them for ongoing developments.

The Company and its insurance subsidiaries have received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration's Death Master File (“Death Master File”) and its compliance with state unclaimed property and escheatment laws. Certain states have proposed, and many other states are considering, new legislation and regulations related to unclaimed life insurance benefits and the use of the Death Master File in the claims process. It is possible that audits and/or the enactment of new state laws could result in identifying payments to beneficiaries more quickly than under the current legislative and regulatory standards established for life insurance claims or may provide for additional escheatment of funds deemed abandoned under state laws. The audits could also result in administrative penalties. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. West Virginia, for example, has initiated litigation against a large number of life insurance companies.
Under insurance solvency or guaranty laws in most states in which the Company operates, insurers doing business can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. For the three years ended December 31, 2012, the Company’s assessments, net of related premium tax credits, were not material.
Federal Regulation
The federal government does not directly regulate the business of insurance. However, the federal government does regulate through legislation and administrative policies several aspects of the business including but not limited to:

•	The Sarbanes-Oxley Act (SOX) regarding financial reporting internal controls;

•	Pension regulations and other qualified retirement plans such as 401(k) plans;

•	Certain employer hiring considerations, specifically including but not limited to race, age, and sexual discrimination;

•	The sale of securities and investment-related products;

•	Corporate and individual taxation;

•	Prescribe the form and content of required financial statements and reports;

•	Define acceptable accounting principles for reporting purposes;

•	Health care reform; and

•	Other federal initiatives.
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
Certain securities policies, contracts, and annuities offered through SFS are subject to regulation under the federal securities laws administered by the SEC and FINRA. Federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions related to the offering of these products. From time to time, the SEC and FINRA examine or investigate the activities of broker-dealers and investment advisors. These examinations often focus on the activities of registered principals, registered representatives and registered investment advisors doing business through that entity. It is possible that the results of any examination may lead to changes in systems or procedures, payments of fines and penalties, payments to customers, or a combination thereof.
Competition and Ratings
The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to products, pricing, selection of products, and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results. Many of the Company’s competitors are considerably larger and have substantially greater financial resources, have higher ratings from rating agencies, have broader and more diversified product lines, and have more agency relationships.

The Company’s insurance products compete with a wide variety of other products, including products from other insurance companies, financial intermediaries, and other institutions. In addition, competition arises from a number of features, including crediting rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings reputation, and agent compensation. Insurance products also compete with products offered from mutual funds; traditional bank investments; and other investment and retirement funding alternatives offered by asset managers, banks, and broker-dealers.
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

	2012	2011	2010
Kansas City Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Sunset Life	A- (Excellent) Stable	A- (Excellent) Stable	A (Excellent) Stable
Old American	B++(Good) Stable	B++(Good) Positive	B++(Good) Positive
Financial strength ratings generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies, and assumptions. Ratings are based upon factors of concern to policyholders, agents, and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell, or hold securities.
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
A. M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent), then followed by “B++” (Good) and “B+” (Good). A. M. Best Company reviews its ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue or that it will not be changed or withdrawn entirely if, in its judgment, circumstances so warrant.
Employees
The Company had 443 full-time employees at December 31, 2012. The Company experienced no work stoppages or strikes and considers relations with its employees to be good. None of the Company’s employees are represented by a union.
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
The Company’s ability to retain agents and sales representatives is dependent upon a number of factors including: the ability of the Company to maintain a competitive compensation system while also offering products with competitive features and benefits for policyholders; the ability to maintain a level of service and support activities that effectively support the agent and sales representative needs; and the ability to approve and monitor agent and sales representative sales and business practices that are consistent with regulatory requirements and expectations of the Company.
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
The Company’s financial results may fluctuate from period to period due to fluctuations in policy claims incurred by the Company. However, the Company reinsures a significant amount of the mortality risk on fully underwritten and newly issued individual life insurance contracts. The Company regularly reviews retention limits for continued appropriateness and these limits may be changed in the future. If the Company was to experience significant adverse mortality or morbidity experience, it is expected that a significant portion of that expense would be reimbursed by reinsurers.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.
The Company makes certain assumptions regarding mortality, persistency, expenses, interest rates, tax liability, business mix, policyholder behavior, or other factors appropriate for the type of business results it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred acquisition costs (DAC), value of business acquired (VOBA), policy reserves and accruals, future earnings, and various components of the Company’s Consolidated Balance Sheets. These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements. The Company’s actual experience may vary from period to period and from established assumptions, potentially resulting in variability in the financial statements.
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
The Company has devoted significant resources to develop risk management policies and procedures and will continue to do so in the future. However, the Company’s policies and procedures used to identify, monitor, and manage risks may not be fully effective. Many of the methods of managing risk and exposures are based upon the use of observed historical policyholder and market behavior or statistics based on historical models. As a result, these methods may not effectively identify or evaluate the magnitude of existing or future exposures, which could be significantly greater than the historical measures indicate. An example of such risks includes the risk of pandemics, which could cause a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, agents, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated.

Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may adversely affect the business, financial condition, and/or operating results.
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
The completion of an acquisition may be more costly or take longer than expected. There may be unforeseen liabilities that arise in connection with businesses that the Company acquires. Additionally, in connection with its acquisitions, the Company assumes or otherwise becomes responsible for the obligations of policies and liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.
Investment and Asset/Liability Management Risks:
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
Interest rate fluctuations or sustained low interest rate environments could negatively affect earnings because the profitability of certain products depends in part on interest rate spreads. These products include fixed annuity, interest-sensitive whole life, universal life, and the fixed portion of variable universal life insurance business. Changes in interest rates or sustained low interest rate environments may reduce both the profitability and the return on invested capital.
Some of the Company’s products, principally fixed annuities, interest-sensitive whole life, universal life, and the fixed portion of variable universal life insurance have interest rate guarantees that expose the Company to the risk that changes in interest rates will reduce the spread, or the difference between the amounts the Company is required to credit to policyholder contracts and the amounts earned by the Company on general account investments. Declines in spread or instances where the returns on the general account investments are not sufficient to support the interest rate guarantees on these products could have a material adverse effect on the results of operations. In periods of increasing interest rates, the Company may not be able to replace the assets in the general account with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Company, therefore, may have to accept a lower spread and profitability or face a decline in sales, loss of existing contracts from non-renewed maturities, early withdrawals, or surrenders. In periods of declining interest rates, the Company has to reinvest the cash received from interest or return of principal on investments in lower yielding instruments then available. Moreover, issuers of fixed-income investment securities and borrowers related to the Company’s commercial mortgage investments may prepay these obligations in order to borrow at lower market rates, which may exacerbate the risk for the Company of having to reinvest at lower rates.
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
As interest rates decline, policyholders may become more likely to extend the retention or duration of fixed-rate products previously purchased and may seek alternatives to fixed-rate products for new purchases. Many of the products sold in earlier periods may have minimum guaranteed interest crediting rates or other features that are greater than those being offered in the current low interest rate environment.  Additionally, cash flows from existing investments, including interest and principal payments, may be reinvested at lower interest rates relative to prior periods. As a result, a prolonged low interest rate environment can result in significant changes to cash flows, lower investment income, compressed product spreads, reduced earnings, and increased surplus strain. In addition, the Company may change its risk profiles in regards to selecting investment opportunities to reduce the impact on earnings.

The change from a low interest rate environment to an environment of increasing interest rates can affect policyholder behavior and negatively impact earnings.

The change from a period of low interest rates to a period of significantly higher and increasing interest rates may cause policyholders to surrender policies or to make early withdrawals in order to maximize their returns. Accordingly, the Company may become more susceptible to increased surrenders and withdrawals on policies as surrender charges and other features that help protect the Company from increased or unexpected policyholder withdrawals or lapses. Increases in policyholder surrenders, withdrawals, or lapses could negatively affect the Company's operating results.
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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were previously acquired and valued in active markets with significant observable data that are now valued in illiquid markets with little observable data. In such cases, more securities may be classified in Level 3 and, therefore, require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more complex or require increased estimation, thereby resulting in values which may have greater variance from the value at which the investments may or could be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported in the consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on the Company’s results of operations or financial condition.
Equity market volatility could negatively impact the Company’s profitability.
The Company is exposed to equity market volatility in the following ways:

•	The Company has exposure to equity price risk through investments, but this exposure is limited due to the relatively small equity portfolio held during the periods presented.

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
The determination of the amount of impairments and allowances varies by investment type and is based upon the Company’s evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that the assumptions, methodologies, and judgments employed in these evaluations and assessments will be accurate or sufficient in later periods. As a result, additional impairments may need to be realized or allowances provided in future periods. Further, historical trends may not be indicative of future impairments or allowances.
Additionally, the Company considers a wide range of factors about security issuers and uses its best judgment in evaluating the cause of the decline in the fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer, its future earnings potential, and the ability and timeliness of the security’s recovery in fair value.
The Company could be forced to sell investments at a loss to meet policyholder withdrawals.
Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages liabilities and attempts to align the investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands, contract benefits, and maturities. While the Company owns a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If the Company experiences unanticipated withdrawal or surrender activity, the Company could exhaust all other sources of liquidity and be forced to liquidate assets, perhaps on unfavorable terms. If the Company is forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s results of operations and financial condition.

The Company invests in certain low income housing real estate properties specifically to generate state and federal tax credits. These tax credits have become targets of regulatory bodies to reduce the available tax credits. Additionally, economic forces may negatively impact the ongoing performance of these investments.
In recent periods, both the state and federal governments have offered selected tax credits for low income housing real estate properties. These tax credits have become the targets of certain regulators to either reduce or to eliminate the available credits that companies can receive. The willingness of regulators to reduce or eliminate these available credits could have a negative impact on the Company’s tax strategy. In addition, the economic environment may negatively impact the operating performance of these properties and result in either losses for these properties or tax credit recapture to the holders of these credits. Accordingly, these items may negatively impact or impair the value of the properties or the current or future ability to realize or maintain tax credits previously recognized or tax credits to be realized in the future.
The Company's mortgage loan investments are subject to default and volatility in performance.
As an asset class, mortgage loans have experienced heightened delinquency and default risk in certain historical periods due to difficult economic conditions. These conditions may result in a negative impact on the performance of the underlying collateral, resulting in declining values and volatility in the ability of the holders to repay these instruments. An increase in defaults on the Company's mortgage loan investments could have an adverse effect on the Company's results of operations and financial condition.
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
The Company has a sizeable concentration of commercial mortgage loans in certain regions of the United States. Severe adverse economic conditions in these regions could have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Liquidity and Capital Resources Risks:
Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, as well as access to capital and cost of capital.
The capital and credit markets can experience extreme volatility and disruption. The volatility and disruption can exert downward pressure on availability of liquidity and credit for certain sectors and issuers. Although the Company has not issued new equity or debt securities in recent years, including 2012 and 2011, the Company’s results of operations, financial condition, cash flows, and statutory capital position could be materially adversely affected by future disruptions in the capital and credit markets.
The Company’s level of cash and investments, along with expected cash inflows from investments and operations, is believed to be adequate to meet anticipated short-term and long-term policyholder and operational obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions, changes in policyholder behavior, changes in agent practices, or changes in the Company’s claims-paying ability or financial strength ratings. Any of these occurrences could adversely affect the Company’s profitability and financial condition. In the event that the Company’s current internal sources of liquidity do not satisfy these needs, additional financing may be required and, in such case, the Company may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, the Company’s credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of long- or short-term financial prospects if the Company incurs large realized or unrealized investment losses or if the level of business activity is decreased due to a market downturn. Similarly, access to funds may be impaired if regulatory authorities or rating agencies take negative actions against the Company.
Disruptions, uncertainty, or volatility in the capital and credit markets may also limit the Company’s access to external sources of liquidity, which could be required to operate its business. Such market conditions could limit the Company’s ability to replace maturing liabilities in a timely manner; satisfy capital requirements; fund redemption requests on insurance or other financial products; generate fee income and market-related revenue; meet liquidity needs; and access the capital necessary to grow the business. As such, the Company could be forced to delay raising capital, utilize available internal resources, or bear an unattractive cost of capital, which could decrease the Company’s profitability and significantly reduce financial flexibility and liquidity.
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
The Company is subject to government regulation in each of the states in which business is conducted. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company’s business. This may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. Government regulation of insurers is concerned primarily with the protection of policyholders and other customers rather than shareholders. Interpretations of regulations by regulators may change and statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.
The Company cannot predict whether or in what manner regulatory reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. The NAIC generally formulates and promulgates statutory-based insurance regulations. However, each state is independent and must separately enact these financial regulations and guidelines. As such, insurers follow the interpretations and legal approvals of their respective states of domicile.
Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, state escheatment practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering, and anti-terrorism laws. Further, because the Company owns and operates real property, state, federal, and local environmental laws could affect the Company. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.
The Company is also subject to various government regulations at the federal level. As a result of economic and market conditions in recent years, the federal government has become increasingly more active in issuing and enforcing regulations. The implementation of these legislative or regulatory requirements may make it more expensive for the Company to conduct its business, may have a material adverse effect on the overall business climate, and could materially affect the profitability of the results of operations and financial condition of financial institutions. The Company is uncertain as to all of the impacts that new legislation will have and cannot provide assurance that it will not adversely affect its results of operations and financial condition.
Publicly held companies in general and the financial services industry, in particular, are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.
The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging, and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products.

New accounting rules or changes to existing accounting rules could negatively impact the Company.
Like all publicly traded companies, the Company is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the FASB, and the American Institute of Certified Public Accountants (AICPA).
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
In addition, the Company is required to comply with statutory accounting principles (SAP). SAP and various components of SAP, such as statutory actuarial reserving methodology, are subject to constant review by the NAIC, NAIC taskforces and committees, as well as state insurance departments to address emerging issues and otherwise improve or modify financial reporting. Various proposals are typically pending before committees and taskforces of the NAIC. If enacted, some of these may negatively affect the Company and some could positively impact the Company. The NAIC also typically works to reform state regulation in various areas, including reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Although states generally defer to the interpretation of the insurance department of the state of domicile with regards to regulations and guidelines, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.
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
The Company, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although the Company makes every effort to appropriately accrue liability for litigation and other legal proceedings, the outcome of such matters (including any amount of settlement, judgment or fine) is inherently difficult to predict. As a result, an adverse development or an increase in associated legal fees could have a negative impact on the financial condition of the Company.

Catastrophic Event Risk:
The Company is exposed to the risks of climate change, natural disasters, pandemics, or other acts that could adversely affect the Company’s operations.
While the Company has implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. Climate change, a natural disaster, a pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business. These effects, in turn, could have an adverse financial effect on the Company. The possible macroeconomic effects of climate change, natural disasters, or pandemics could also adversely affect the Company’s asset portfolio, as well as many other variables.
Information Technology Risk:
Unauthorized disclosure of sensitive or confidential corporate or customer information through social media outlets or through a breach of the Company’s computer systems may not be prevented by the Company’s cybersecurity controls.
As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential corporate and customer information. In addition, the Company uses third-party vendors and cloud technology on a limited basis for storage, processing, and data support of certain activities. Despite the cybersecurity measures the Company has in place, its facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to an increase in the risk of litigation, disrupt its operations, incur significant technical, legal, and operating expenses, or otherwise harm its business.
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
The Company’s ability to compete is dependent on the availability of reinsurance, cost of reinsurance, or other substitute capital market solutions.
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
Similarly, the Company's retail broker-dealer subsidiary is in an industry that also involves substantial risks of liability. In recent years, litigation and arbitration proceedings involving actions against registered representatives and securities products (including mutual funds, variable annuities, and alternative investments, such as real estate investment products and oil and gas investments) have continued to be significant.  Given the significant decline in the major market indices beginning in 2008, the generally poor performance of investments that have historically been considered safe and conservative, and the continued volatility in the market, there is the potential for an increase in the number of proceedings to which a broker-dealer may be named as a party.
In addition to the above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.
Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these other claims and legal actions would not have a material effect on the Company's business, results of operations, or financial position.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholder Information
Corporate Headquarters
Kansas City Life Insurance Company
3520 Broadway
Post Office Box 219139
Kansas City, Missouri 64121-9139
Telephone: (816) 753-7000
Fax: (816) 753-4902
Internet: www.kclife.com
E-mail: kclife@kclife.com
Notice of Annual Meeting
The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 18, 2013 at Kansas City Life's corporate headquarters.
Transfer Agent
Janice Poe, Stock Agent and Assistant Secretary
Kansas City Life Insurance Company
Post Office Box 219139
Kansas City, Missouri 64121-9139
10-K Request
Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.
Security Holders
At January 31, 2013, Kansas City Life had approximately 3,355 security holders, including individual participants in security position listings.

Stock and Dividend Information
The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share and paid during such periods. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “KCLI.”

	High	Low	Dividends Paid
2012:
First quarter	$34.54	$31.29	$0.27
Second quarter	34.94	30.82	0.27
Third quarter	38.84	34.31	0.27
Fourth quarter*	39.36	34.61	0.54
			$1.35
2011:
First quarter	$34.45	$29.70	$0.27
Second quarter	32.35	28.48	0.27
Third quarter	31.57	28.37	0.27
Fourth quarter	36.07	30.16	0.27
			$1.08
*In the fourth quarter, the Company declared and paid two dividends. The first was for $0.27 per share, which was declared in October 2012 and paid in November 2012. The second dividend was a special dividend of $0.27 per share, which was declared and paid in December 2012.
A quarterly dividend of $0.27 per share was paid February 13, 2013.
NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown, or commission and may not necessarily represent actual transactions.
The Company has determined at this time that all compensation shall be paid in cash. As a result, the Company currently offers no equity compensation or equity compensation plan to its employees.

Performance Comparison
The following graph provides a comparison of the cumulative total return on Kansas City Life's common stock over the last five fiscal years to the S&P 500 Index (“S&P 500”) and to a peer comparison group (“Peer Group”). The graph assumes that $100 was invested on December 31, 2007, and that all dividends were reinvested on the last day of each quarter. Points on the graph represent performance as of the last business day of each of the years indicated.

Comparison of 5 Year Cumulative Total Return
Among Kansas City Life, the S&P 500, and a Peer Group

$125
$100
$75
$50
Dollars
12/07
12/08
12/09
12/10
12/11
12/12
Peer Group
KCLI
S&P 500 Index

	2007	2008	2009	2010	2011	2012
Kansas City Life	$100.00	$101.88	$72.42	$83.21	$85.54	$103.21
S&P 500	$100.00	$63.06	$79.70	$91.68	$93.63	$108.55
Peer Group	$100.00	$66.73	$65.60	$97.81	$97.09	$114.55

The Peer Group index weights individual company returns for stock market capitalization. The companies included in the Peer Group index are shown in the following table.

American Equity Investment Life Holding Co.	Primerica, Inc.
FBL Financial Group, Inc.	Protective Life Corporation
Horace Mann Educators Corp.	StanCorp Financial Group, Inc.
Kemper Corporation	Symetra Financial Corporation
National Western Life Insurance Co.	Torchmark Corporation
The Phoenix Companies, Inc.	United Fire and Casualty
Presidential Life Corporation	Universal American Corp.

The Peer Group index has changed during the five-year period. Nationwide Financial Services, Inc. was removed in 2009 due to being fully acquired. Unitrin, Inc. changed its name to Kemper Corporation in 2011. Delphi Financial Group, Inc. and Harleysville Group Inc. were removed in 2012 due to being acquired, and they were replaced with Symetra Financial Corporation and Primerica, Inc. Due to data availability, the starting date for the total return calculation for both Symetra Financial Corporation and Primerica, Inc. is March 31, 2010. Presidential Life Corporation was acquired in 2012, and the total return period ended December 28, 2012. The chart above only includes the data from the current peer group member companies listed above.

The companies in the Peer Group index include many of the same companies used by the Compensation Committee in evaluating compensation. The group of companies used by the Compensation Committee can be found in the Compensation Disclosure and Analysis section of the Company's Proxy Statement.

The disclosure set forth above under the caption “Performance Comparison” shall not be deemed to be soliciting material and is not incorporated by reference into any of the Company's prior filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, that incorporated future filings or portions thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/12 - 1/31/12	—	[1]	$—	—	1,000,000
	2,464	[2]	33.53

2/1/12 - 2/29/12	—	[1]	—	—	1,000,000
	1,675	[2]	34.33

3/1/12 - 3/31/12	—	[1]	—	—	1,000,000
	407	[2]	32.37

4/1/12 - 4/30/12	13,047	[1]	31.76	13,047	986,953
	2,870	[2]	32.13

5/1/12 - 5/31/12	42,382	[1]	32.21	42,382	944,571
	3,060	[2]	32.24

6/1/12 - 6/30/12	16,697	[1]	32.19	16,697	927,874
	223	[2]	33.39

7/1/12 - 7/31/12	—	[1]	—	—	927,874
	21	[2]	35.19

8/1/12 - 8/31/12	—	[1]	—	—	927,874
	—	[2]	—

9/1/12 - 9/30/12	—	[1]	—	—	927,874
	94	[2]	35.40

10/1/12 - 10/31/12	—	[1]	—	—	927,874
	—	[2]	—

11/1/12 - 11/30/12	16,944	[1]	36.54	16,944	910,930
	—	[2]	—

12/1/12 - 12/31/12	7,627	[1]	37.56	7,627	903,303
	—	[2]	—

Total	107,511			96,697

[1]
On January 23, 2012, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock. Under this program in 2012, the Company acquired 96,697 shares at an average price of $33.32. The Company purchased 157,182 shares in 2011 at an average price of $30.66. The 2012 repurchase authorization expired January 27, 2013. On January 28, 2013, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2014.

[2]
Included in this column are: 1) the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through December 2012; 2) the total shares purchased from a former participant of the ESOP plan during September 2012; and 3) the total shares purchased attributable to the Company's deferred compensation plans during the consecutive months of January through June 2012.

Item 6. Selected Financial Data
Amounts in thousands, except per share data.

	Year Ended December 31
	2012	2011	2010	2009	2008
Income Statement Data:
Revenues:
Insurance revenues	$235,983	$228,399	$245,830	$242,802	$236,173
Net investment income	176,154	177,228	175,859	177,428	177,419
Realized investment gains (losses)	18,436	3,142	535	(10,076)	(52,271)
Other revenues	9,354	10,274	9,139	10,491	13,005
Total revenues	$439,927	$419,043	$431,363	$420,645	$374,326

Net income (loss)	$39,867	$26,133	$22,302	$10,732	$(17,050)

Per Common Share Data:
Net income (loss), basic and diluted	$3.59	$2.29	$1.95	$0.93	$(1.47)

Cash dividends to stockholders	$1.35	$1.08	$1.08	$1.08	$1.08

Stockholders’ equity	$68.02	$62.84	$59.25	$54.33	$46.11

	December 31
	2012	2011	2010	2009	2008
Balance Sheet Data:
Assets	$4,525,745	$4,398,242	$4,333,102	$4,175,981	$3,967,091
Notes payable	—	—	—	—	2,900
Stockholders’ equity	750,401	710,705	679,472	628,363	527,107
Life insurance in force	28,701,373	29,202,126	29,708,102	30,683,571	30,300,286

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2012 is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document.
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
Kansas City Life markets individual insurance products, including traditional, interest sensitive, and variable products through a nationwide sales force of independent general agents and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental, vision, and disability products through its sales force of independent general agents, group brokers, and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.
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
The Company offers investment products and broker-dealer services through its subsidiary Sunset Financial Services, Inc. (SFS) for both proprietary and non-proprietary variable insurance products, mutual funds, and other securities.
The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to pricing, selection of products, and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates.
The Company earns revenues primarily from premiums received from the sale of life insurance, immediate annuities, and accident and health policies; from earnings on its investment portfolio; and from the sale of investment assets. Insurance revenues from the sale of traditional life insurance, immediate annuity products, and accident and health products are reported as premium income for financial statement purposes. Considerations for supplementary contracts with life contingencies are reported as other revenues. However, deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities, and supplementary contracts without life contingencies, are not reported as premium revenues. These are instead reported as additions to the policyholders’ account balances and are reflected as deposits in Financing Activities section of the Consolidated Statements of Cash Flows. Accordingly, insurance revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances, and other charges deducted from policyholder balances.
The Company’s profitability depends on many factors, which include but are not limited to:

•	The sale of life, interest sensitive, annuity, and accident and health products;

•	The rate of mortality, lapse, and surrenders of future policy benefits and policyholder account balances;

•	The rate of morbidity, disability, and incurrence of other policyholder benefits;

•	Persistency of existing insurance policies;

•	Interest rates credited to policyholders;

•	The effectiveness of reinsurance programs;

•	The amount of investment assets under management;

•	The ability to maximize investment returns and minimize risks such as interest rate risk, credit risk, and equity risk;

•	Timely and cost-effective access to liquidity; and

•	Management of distribution costs and operating expenses.

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
General economic conditions may affect future results. Market fluctuations, often extreme in nature, have significantly impacted the financial markets and the Company’s investments, revenues, and policyholder benefits in recent periods. The sustained low interest rate environment and volatile equity markets have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity and equity securities. These conditions may continue and the stressed economic and market environment may persist into the future, affecting the Company’s revenue, net income, and financial position.
Business Changes
The Company did not have any significant business changes in the three years ended December 31, 2012.
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
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;

•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	Increasing competition in the recruiting of new agents and agent practices;

•	Customer and agent response to new products, distribution channels, and marketing initiatives;

•	Fluctuations in experience regarding current mortality, morbidity, persistency, and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to DAC and VOBA;

•	Regulatory, accounting, or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and

•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.
The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Critical Accounting Policies
The preparation of the financial statements requires management to use a variety of assumptions and estimates. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, the Company evaluates the estimates, assumptions, and judgments based on historical experience and other information that the Company believes to be relevant under the circumstances. A detailed discussion of significant accounting policies is provided in Note 1 – Nature of Operations and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments and Impairments
Securities
Fixed maturity and equity securities, which are classified as available for sale, are carried at fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income. The Company’s fair value of fixed maturity and equity securities is derived from external pricing services, brokers, and internal matrices and calculations. At December 31, 2012, approximately 96% of the carrying value of these investments was from external pricing services and 4% was derived from brokers and internal matrices or calculations.
The Company monitors the various markets in which its investments are traded. The Company utilizes a primary independent third-party pricing service to determine the majority of its fair values. The Company uses a second independent third-party pricing service to validate the fair market values provided by the primary pricing service. The Company also uses the second pricing service to determine the fair value of certain securities for which the primary pricing service is unable to provide. The Company evaluates individual price fluctuations provided by the pricing services and reviews overall data provided by the pricing services for consistency and reasonableness. The Company reviews values received from independent pricing sources for validity. In addition, the Company tests a limited number of securities from each pricing service each reporting period to further validate reliance on the fair values provided. These tests occur in two forms. First, the Company validates a representative sample of securities from each pricing service, reviewing and evaluating methodologies and assumptions used by the pricing services for reasonableness. Second, the Company independently calculates fair values for a sample set of securities and then compares results to those provided by the pricing services.
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
See further discussion of the valuation techniques and processes identified in Notes 4 and 5 to the Consolidated Financial Statements.
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
The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Please refer to Note 1 for information concerning these factors.
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
The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. If the present value of the expected future cash flows is determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities were high quality investments at the time of acquisition, and they remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.
Mortgage Loans
Mortgage loans are stated at cost, net of an allowance for potential future losses. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be in non-accrual status, the Company does not accrue interest income. The loan is independently monitored and evaluated as to potential impairment or foreclosure. This evaluation includes assessing the probability of receiving future cash flows, along with consideration of many of the factors described in Note 6 - Financing Receivables. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.

The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company evaluates the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis, which are detailed in Note 6. Generally, the Company establishes the allowance for potential future losses using a collective impairment methodology at an overall portfolio level that relies on monitoring certain metrics such as debt service coverage and loan-to-value, as well as other qualitative factors. If the Company determines through its evaluation that a loan has an elevated specific risk profile or it does not expect to collect all contractual cash flows, it then individually assesses the loan's risk profile and assigns a specific allowance value.

To the extent the Company's review and valuation determines a loan is impaired, that amount is charged to the allowance for loss and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value or book value of the property with a charge to the allowance for potential future losses and a corresponding reduction to the mortgage loan asset.
Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA)
DAC, principally agent commissions and other selling, selection and issue costs, which are related directly to the successful acquisition of new or renewal insurance contracts, are capitalized as incurred. These costs for life insurance products are generally deferred and amortized over the premium paying period.  Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.
Historically, when a new block of business was acquired or when an insurance company was purchased, a portion of the purchase price was allocated to a separately identifiable intangible asset, called VOBA. VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.
For additional information pertaining to DAC and VOBA, please see Note 1.

The following table reflects the estimated pre-tax impact to DAC on universal life, variable universal life, and fixed and variable deferred annuity products that could occur in a twelve-month period for an unlocking adjustment due to potential changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on DAC and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.3 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.3 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $2.6 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $1.8 million.
The following table reflects the estimated pre-tax impact to VOBA on universal life and fixed deferred annuity products that could occur in a twelve-month period for an unlocking adjustment due to reasonably likely changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on VOBA and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $1.2 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $0.7 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in VOBA and an increase in current period amortization expense of $0.7 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in VOBA and an increase in current period amortization expense of $0.3 million.

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
Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits, and policyholder account balances.
Liabilities for reinsurance are calculated on an actuarial present value method consistent with the risks being transferred.
Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, immediate annuities with life contingencies, supplementary contracts with life contingencies, and accident and health insurance. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed using a net level premium method based upon estimates at the time of issue for investment yields, mortality, and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables. The 2001 Valuation Basic Table and the 1975-1980 Select and Ultimate Basic Table serve as the basis for most mortality assumptions.
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
Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts, and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges and deferred front-end contract charges. The account balances for these types of contracts are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Front-end contract charges are deferred and amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense. Interest on policyholder account balances is credited as earned.
On an ongoing basis, the Company performs testing and analysis on its blocks of business to ensure the assumptions made when the Company purchases a block of business or sells new policies remain viable. The Company also periodically performs sensitivity testing on these blocks of business to ensure it maintains the capacity to meet an increase in demand in policyholder benefits, namely increased surrenders, policy loans, or other policyholder elective withdrawals, especially when financial markets become volatile.
Pensions and Other Postretirement Benefits
The measurement of pension and other postretirement benefit obligations and costs depends on a variety of assumptions. Changes in the valuation of pension obligations and assets supporting this obligation can significantly impact the funded status. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, health care claim costs, heath care cost trends, retirement rates, and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost. See Note 13 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.
The Kansas City Life Cash Balance Pension Plan was amended effective December 31, 2010 to provide that participants’ accrued benefits were frozen at, and that no further benefits or accruals will be earned after, December 31, 2010. However, the cash balance account will continue to earn annual interest.

Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability, vision, and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided. A reserve is provided for the portion of premiums written which relates to unexpired terms of coverage.
Deposits related to universal life, fixed deferred annuity contracts, and investment-type products are credited to policyholder account balances. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration, and surrender charges, and are recognized in the period in which the benefits and services are provided as contract charges in the Consolidated Statements of Comprehensive Income. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue. Instead, deposits are included as a financing activity in the Consolidated Statements of Cash Flows.
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
Income Taxes
Deferred income taxes are recorded based on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted. Deferred income tax assets are subject to ongoing evaluation of whether such assets will be realized. The ultimate realization of deferred income tax assets generally depends on the reversal of deferred tax liabilities and the generation of future taxable income and realized gains during the periods in which temporary differences become deductible. Deferred income taxes include future deductible differences relating to unrealized losses on investment securities. The Company evaluates the character and timing of unrealized gains and losses to determine whether available future taxable amounts are sufficient to offset future deductible amounts. A valuation allowance against deferred income tax assets may be required if future taxable income is believed to be insufficient to fully realize the assets.
Consolidated Results of Operations
Summary of Results
The Company earned net income of $39.9 million in 2012 compared to $26.1 million in 2011 and $22.3 million in 2010. Net income per share was $3.59 in 2012 versus $2.29 in 2011 and $1.95 in 2010. The following table presents year-over-year variances in results for the two years ended December 31, 2012 and 2011.

	2012 Versus 2011	2011 Versus 2010
Insurance and other revenues	$6,664	$(16,296)
Net investment income	(1,074)	1,369
Net realized investment gains	15,294	2,607
Policyholder benefits and interest credited
to policyholder account balances	(2,962)	29,687
Amortization of deferred acquisition costs	5,924	(6,933)
Operating expenses	(4,049)	(5,495)
Income tax expense	(6,063)	(1,108)
Total variance	$13,734	$3,831
Net income increased $13.7 million in 2012 compared to 2011. Contributing to this improvement were increases in net realized investment gains and insurance revenues, along with lower amortization of deferred acquisition costs. Partially offsetting these were increases in policyholder benefits and operating expenses, along with lower net investment income. Additional information on these items is presented below.
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
Sales of the Company's products are primarily made through the Company’s existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents.  The Company believes that increased sales will result through both the number and productivity of general agents and agents. The Company also places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. In addition, the Company provides support to existing agents to stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. The Company also selectively utilizes third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique opportunities in the existing markets and to react quickly to take advantage of opportunities when they occur.
The Company also markets a series of group products.  These products include group life, dental, disability, and vision products. The primary growth strategies for these products include increased productivity of the existing group representatives; planned expansion of the group distribution system; and to selectively utilize third-party marketing arrangements.  Further, growth is to be supported by the addition of new products to the portfolio.
The following table presents gross premiums on new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31. New premiums are also detailed by product.

	2012	% Change	2011	% Change	2010
New premiums:
Individual life insurance	$17,560	2%	$17,222	4%	$16,494
Immediate annuities	12,470	82%	6,860	(69)%	22,313
Group life insurance	2,459	26%	1,951	(14)%	2,280
Group accident and health insurance	11,681	(10)%	12,978	3%	12,606
Total new premiums	44,170	13%	39,011	(27)%	53,693
Renewal premiums	149,222	2%	145,999	3%	141,094
Total premiums	193,392	5%	185,010	(5)%	194,787
Reinsurance ceded	(57,303)	(1)%	(57,672)	5%	(54,976)
Net premiums	$136,089	7%	$127,338	(9)%	$139,811
Consolidated total premiums increased $8.4 million or 5% in 2012 compared to 2011, as total new premiums increased $5.2 million and total renewal premiums increased $3.2 million or 2%. The largest contributor to the increase in new premiums was a $5.6 million or 82% increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. The increase in immediate annuity receipts was partially offset by a $1.3 million or 10% decrease in new group accident and health premiums. This reflected a $2.2 million decline in the short-term disability line. This change was partially offset by a $0.5 million increase in new dental premiums. The increase in renewal premiums reflected a $2.2 million or 2% increase in individual life insurance premiums, largely from the Old American segment. In addition, group accident and health renewal premiums increased $1.8 million or 5%. This increase was largely from the short-term disability line.
Consolidated total premiums decreased $9.8 million or 5% in 2011 compared to 2010, as total new premiums decreased $14.7 million or 27% and total renewal premiums increased $4.9 million or 3%. The decrease in new premiums was due to a $15.5 million or 69% decline in immediate annuity sales. This decrease was largely the result of elevated sales of this product in 2010 due to the heightened preference of guaranteed benefits by consumers at that time. In addition to the sizeable fluctuations mentioned above, the decrease in new immediate annuity sales can also be attributed to lower interest rates during 2011 and increased competition from alternative products. Partially offsetting the decrease in immediate annuities, new individual life insurance premiums increased, largely from the Old American segment. The increase in renewal premiums reflected a $2.1 million or 2% increase in individual life insurance renewal premiums and a $2.5 million or 7% increase in group accident and health renewal premiums. The increase in individual life insurance renewal premiums largely resulted from the Old American segment. The increase in group accident and health renewal premiums reflected growth in short-term disability and dental premiums.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2012	% Change	2011	% Change	2010
New deposits:
Universal life insurance	$12,388	11%	$11,159	(16)%	$13,330
Variable universal life insurance	563	(32)%	834	(32)%	1,226
Fixed deferred annuities	56,788	(8)%	62,060	(8)%	67,709
Variable annuities	18,039	11%	16,291	(10)%	18,121
Total new deposits	87,778	(3)%	90,344	(10)%	100,386
Renewal deposits	140,054	(2)%	143,611	4%	137,827
Total deposits	$227,832	(3)%	$233,955	(2)%	$238,213
Total new deposits decreased from the prior year by $2.6 million or 3% in 2012, following a $10.0 million or 10% decrease in 2011. The decrease in 2012 was largely due to a $5.3 million decrease in new fixed deferred annuity deposits. This was partially offset by a $1.7 million or 11% increase in new variable annuity deposits and a $1.2 million or 11% increase in new universal life deposits. The decline in 2011 was largely due to a decrease in new fixed deferred annuities, as well as declines in new universal life and variable annuity deposits.
Total renewal deposits decreased from the prior year by $3.6 million or 2% in 2012 following a $5.8 million or 4% increase in 2011. The decline in 2012 was largely attributable to a decrease in fixed deferred annuity renewal deposits. The improvement in 2011 was due to an increase in renewal fixed deferred annuity deposits.
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
Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges on policyholder account balances. The cost of insurance and expense loads are earned over time by the continued persistency of these products. Surrender charges result from charges levied for withdrawals of policies during time frames defined in the policy contract. Finally, a component of contract charges is the recognition over time of the deferred revenue liability (DRL) from certain fixed and variable universal life policies. This liability arises from front-end loads on such policies and is recognized in concert with the future expected gross profits, similar to the amortization of DAC. Unlocking or other events may also have an impact on future expected gross profits on products and policies. If it is determined that it is appropriate to change the assumptions of future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. In addition, the Company may also consider refinements in estimates for other unusual or one-time occurrences for events such as administrative or actuarial system upgrades. These items are applied to the appropriate financial statement line items similar to unlocking adjustments.
Total contract charges charges declined $1.2 million or 1% in 2012 and $5.0 million or 5% in 2011, relative to the same periods one year earlier. The decline in 2012 was due to several factors including a decrease in cost of insurance charges, largely due to the runoff of closed blocks; a decrease in expense loads that resulted from increased sales of products with lower expense loads in 2012 relative to the prior year; and a decline in surrender charges, reflecting lower surrenders on universal life products. Partially offsetting these, the amortization of deferred revenue increased due to improved reinsurance modeling capabilities resulting from a system upgrade during 2011. The decline in 2011 primarily resulted from factors including lower amortization of deferred revenue due to unlocking, as discussed below; a decline in cost of insurance charges, largely due to the runoff of closed blocks; and a decline in surrender charges, reflecting reduced surrenders of universal life and variable universal life products in the ongoing blocks of business.
Included in total contract charges are groups of policies and companies that the Company considers to be closed blocks. Total contract charges on these closed blocks equaled 35% of total consolidated contract charges during 2012, compared to 36% in 2011. Total contract charges on closed blocks declined 3% from $35.9 million in 2011 to $34.8 million in 2012, reflecting the runoff of this business. Total contract charges on open blocks of business were essentially flat in 2012 compared to 2011.
At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to the deferred revenue component of contract charges in the current period as an unlocking adjustment. The

Company had unlocking in the DRL in both 2012 and 2011. In 2012, unlocking due to changes in the interest and mortality margins resulted in a decrease to the deferred revenue liability and a $1.8 million increase to contract charges. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the DRL liability and a reduction in contract charges in the amount of $1.9 million.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased $0.4 million to $57.3 million in 2012 from $57.7 million in 2011. In 2010, reinsurance ceded was $55.0 million. The decrease in 2012 was largely the result of two factors, including an increase in retention limit on new business effective January 1, 2012. This reduced the amount of reinsurance on new business written in 2012. The Company also recaptured a block of reinsurance in its individual life insurance business on a closed block of business, which reduced the overall ceded premiums in 2012 by $0.4 million.
Investment Revenues
Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $1.1 million or 1% in 2012 compared to 2011, as an increase in average invested assets was more than offset by lower yields earned. Gross investment income increased $1.7 million or 1% in 2011 compared to 2010, as an increase in average invested assets was partially offset by lower yields.
Fixed maturity securities provided a majority of the Company’s investment income during 2012. Approximately 75% of the Company's investments were in fixed maturity securities at December 31, 2012. Gross investment income from these investments declined $4.0 million compared to 2011. This decrease was primarily the result of lower yields available in the marketplace and a lower average balance of fixed maturity assets.
The Company has significantly increased its holdings in commercial mortgage loans in recent periods. The Company owned $674.0 million in mortgage loans at December 31, 2012, up from $601.9 million at December 31, 2011 and $559.2 million at December 31, 2010. Over this time, mortgage loan investment income increased from 17% of gross investment income to 20% in 2012. It is anticipated that the increased allocation to mortgage loans will provide a favorable impact on investment portfolio yields.
Investment income from real estate properties provided $9.5 million or 5% of gross investment income in 2012 compared to $7.7 million or 4% in 2011. This increase was largely the result of a change in the mix of real estate investments and improved occupancy in certain properties.
In addition, the increase in the fair value of an alternative investment fund, resulted in an increase in investment income of $1.5 million in 2012 compared to 2011.
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

The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2012	2011	2010
Gross gains resulting from:
Sales of investment securities	$2,670	$3,945	$2,545
Investment securities called and other	3,806	3,519	2,139
Sales of real estate	18,884	—	—
Total gross gains	25,360	7,464	4,684
Gross losses resulting from:
Sales of investment securities	(2,651)	(1,666)	(67)
Investment securities called and other	(865)	(376)	(253)
Mortgage loans	(220)	(3)	—
Impairment losses on real estate	(838)	—	—
Total gross losses	(4,574)	(2,045)	(320)
Change in allowance for potential future losses on mortgage loans	(497)	102	—
Amortization of DAC and VOBA	(135)	(370)	(9)
Net realized investment gains, excluding other-than-temporary impairment losses	20,154	5,151	4,355

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(2,526)	(2,952)	(4,129)
Portion of loss recognized in other comprehensive income	808	943	309
Net other-than-temporary impairment losses recognized in earnings	(1,718)	(2,009)	(3,820)
Net realized investment gains	$18,436	$3,142	$535
The Company recorded net realized investment gains of $18.4 million in 2012, $3.1 million in 2011, and $0.5 million in 2010. During 2012, investment losses of $1.7 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. In addition the Company recorded impairment losses of $0.8 million on the Company's real estate investments. Partially offsetting these were $2.7 million in gains resulting from sales of investment securities and $3.8 million in gains from securities called and other. In the above table, investment securities called and other includes, but is not limited to, principal pay downs and sinking funds.
During 2011, investment losses of $2.0 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. These were partially offset by $3.9 million in gains on the sale of investment securities and $3.6 million of investment gains realized on securities called and other.
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
During 2012, two securities were written down through earnings that were equal to or exceeded $0.5 million on a consolidated basis. The first was a collateralized debt obligation that was written down by $0.5 million due to an increase in projected future losses on the underlying collateral. The second was a corporate security that was written down by $0.6 million due to the expected settlement value after the issuer filed for bankruptcy. The Company did not have any individual investment securities that were written down through earnings during 2011 that exceeded $0.5 million on a consolidated basis. During 2010, two securities were written down through earnings that exceeded $0.5 million on a consolidated basis. The first was a securitization of U.S. government guaranteed student loans that was written down by $1.0 million due to the liquidation of the security by the trustees at the direction of a majority of bondholders. The second was a mortgage-backed security that was written down $0.6 million due to a decline in the subprime and non-conforming mortgage markets and the specific performance of the underlying collateral caused cash flow projections to be less than the amortized cost of the security.

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
The following table provides asset class detail of the investment portfolio at December 31. Fixed maturity and equity securities represented 76% of the entire investment portfolio at December 31, 2012 and 2011.

	2012	% of Total	2011	% of Total
Fixed maturity securities	$2,788,141	75%	$2,682,142	75%
Equity securities	20,061	1%	36,689	1%
Mortgage loans	674,034	18%	601,923	17%
Real estate	124,742	3%	127,962	4%
Policy loans	77,133	2%	80,375	2%
Short-term investments	24,902	1%	49,316	1%
Other investments	2,572	—	3,364	—
Total	$3,711,585	100%	$3,581,771	100%

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$136,051	5%	$134,062	$14,302	$1,989	$25
Federal agencies [1]	26,069	1%	26,069	3,999	—	—
Federal agency issued residential mortgage-backed securities [1]	91,985	3%	91,569	8,381	416	4
Subtotal	254,105	9%	251,700	26,682	2,405	29
Corporate obligations:
Industrial	545,883	19%	517,017	51,645	28,866	377
Energy	211,249	8%	209,267	22,473	1,982	14
Communications and technology	221,600	8%	218,891	23,283	2,709	15
Financial	313,874	11%	305,633	27,487	8,241	1,467
Consumer	526,238	19%	509,095	49,395	17,143	70
Public utilities	286,127	10%	274,543	39,840	11,584	102
Subtotal	2,104,971	75%	2,034,446	214,123	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	148,131	5%	134,081	4,033	14,050	754
Municipal securities	167,984	6%	167,984	27,141	—	—
Other	104,744	4%	62,849	6,494	41,895	8,192
Redeemable preferred stocks	8,206	—%	6,695	266	1,511	44
Fixed maturities	2,788,141	99%	2,657,755	278,739	130,386	11,064
Equity securities	20,061	1%	19,788	1,956	273	90
Total	$2,808,202	100%	$2,677,543	$280,695	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2011.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$134,437	5%	$133,478	$13,856	$959	$12
Federal agencies [1]	25,881	1%	25,881	3,480	—	—
Federal agency issued residential mortgage-backed securities [1]	119,637	4%	118,694	9,901	943	2
Subtotal	279,955	10%	278,053	27,237	1,902	14
Corporate obligations:
Industrial	486,880	18%	461,425	43,710	25,455	860
Energy	171,711	6%	171,711	19,131	—	—
Communications and technology	201,393	7%	194,154	16,566	7,239	156
Financial	318,078	12%	250,403	15,155	67,675	5,890
Consumer	496,487	18%	481,033	43,788	15,454	263
Public utilities	296,337	11%	280,475	38,094	15,862	1,366
Subtotal	1,970,886	72%	1,839,201	176,444	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	156,902	6%	53,304	1,856	103,598	12,620
Municipal securities	168,522	6%	164,613	18,316	3,909	61
Other	94,656	4%	38,253	3,576	56,403	9,235
Redeemable preferred stocks	11,221	1%	5,226	226	5,995	740
Fixed maturities	2,682,142	99%	2,378,650	227,655	303,492	31,205
Equity securities	36,689	1%	35,566	1,873	1,123	135
Total	$2,718,831	100%	$2,414,216	$229,528	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
At December 31, 2012, the Company’s unrealized losses on fixed maturity and equity securities had decreased to $11.2 million and were offset by $280.7 million in gross unrealized gains. At December 31, 2011, the Company had $31.3 million in gross unrealized losses on fixed maturity and equity securities which were offset by $229.5 million in gross unrealized gains. At December 2012, 95% of the fixed maturity and equity securities portfolio had unrealized gains, an improvement from 89% at December 31, 2011. At December 31, 2012, 7% of the total gross unrealized losses were in the category of corporate private-labeled residential mortgage-backed securities obligations. This category also was the area with the greatest decrease in unrealized losses for the comparative year-end dates, as this figure decreased from $12.6 million to $0.8 million, reflecting a general improvement in the market.

The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor’s rating at December 31.

	2012	% of Total	2011	% of Total
AAA	$114,276	4%	$161,802	6%
AA	576,113	21%	570,157	21%
A	857,265	31%	799,565	30%
BBB	1,067,373	38%	939,373	35%
Total investment grade	2,615,027	94%	2,470,897	92%
BB	39,084	1%	79,760	3%
B and below	134,030	5%	131,485	5%
Total below investment grade	173,114	6%	211,245	8%
	$2,788,141	100%	$2,682,142	100%
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$1,328	$18	$661	$7	$1,989	$25
Federal agency issued residential mortgage-backed securities [1]	124	3	292	1	416	4
Subtotal	1,452	21	953	8	2,405	29
Corporate obligations:
Industrial	28,866	377	—	—	28,866	377
Energy	1,982	14	—	—	1,982	14
Communications and technology	2,709	15	—	—	2,709	15
Financial	—	—	8,241	1,467	8,241	1,467
Consumer	17,143	70	—	—	17,143	70
Public utilities	11,584	102	—	—	11,584	102
Subtotal	62,284	578	8,241	1,467	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	—	—	14,050	754	14,050	754
Municipal securities	—	—	—	—	—	—
Other	—	—	41,895	8,192	41,895	8,192
Redeemable preferred stocks	—	—	1,511	44	1,511	44
Fixed maturity securities	63,736	599	66,650	10,465	130,386	11,064
Equity securities	—	—	273	90	273	90
Total	$63,736	$599	$66,923	$10,555	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$959	$12	$959	$12
Federal agency issued residential mortgage-backed securities [1]	649	—	294	2	943	2
Subtotal	649	—	1,253	14	1,902	14
Corporate obligations:
Industrial	25,455	860	—	—	25,455	860
Communications and technology	7,239	156	—	—	7,239	156
Financial	51,273	2,107	16,402	3,783	67,675	5,890
Consumer	11,765	119	3,689	144	15,454	263
Public utilities	4,710	344	11,152	1,022	15,862	1,366
Subtotal	100,442	3,586	31,243	4,949	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	41,734	2,668	61,864	9,952	103,598	12,620
Municipal securities	—	—	3,909	61	3,909	61
Other	9,257	921	47,146	8,314	56,403	9,235
Redeemable preferred stocks	2,939	115	3,056	625	5,995	740
Fixed maturity securities	155,021	7,290	148,471	23,915	303,492	31,205
Equity securities	69	104	1,054	31	1,123	135
Total	$155,090	$7,394	$149,525	$23,946	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $23.9 million at December 31, 2011 to $10.6 million at December 31, 2012. The largest component of this decrease was from the corporate private-labeled residential mortgage-backed securities category, which decreased $9.2 million during 2012. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $0.6 million or 49% of the securities in a gross loss position at December 31, 2012. In addition, 71% of the unrealized losses were less than 20% of the amortized cost at December 31, 2012 compared to 51% at December 31, 2011.
The three classes of investments with the largest amount of unrealized losses at December 31, 2012 were from the corporate private-labeled residential mortgage backed securities category, the financial sector, and the other sector. The other sector is largely composed of asset-backed securities. The fair value in these three sectors remain some of the more price-challenged investments. The Company performs present value calculations of future cash flow projections for a majority of these investments to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as defined in Note 4 - Investments. Please refer to that note for further information.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2012.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$72,980	$72,154	$826
Unrealized losses of 20% or less and greater than 10%	40,283	34,300	5,983
Subtotal	113,263	106,454	6,809
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	500	408
Total investment grade	908	500	408
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	173	98	75
Total below investment grade	173	98	75
Unrealized losses greater than 20%	1,081	598	483
Subtotal	114,344	107,052	7,292

Securities owned with realized impairment:
Unrealized losses of 10% or less	14,803	14,050	753
Unrealized losses of 20% or less and greater than 10%	2,289	1,928	361
Subtotal	17,092	15,978	1,114
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	10,377	7,629	2,748
Total below investment grade	10,377	7,629	2,748
Unrealized losses greater than 20%	10,377	7,629	2,748
Subtotal	27,469	23,607	3,862
Total	$141,813	$130,659	$11,154

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2011.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$154,445	$151,008	$3,437
Unrealized losses of 20% or less and greater than 10%	53,042	45,689	7,353
Subtotal	207,487	196,697	10,790
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	4,946	3,752	1,194
Twelve months or greater	908	450	458
Total investment grade	5,854	4,202	1,652
Below investment grade:
Less than twelve months	8,210	5,977	2,233
Twelve months or greater	—	—	—
Total below investment grade	8,210	5,977	2,233
Unrealized losses greater than 20%	14,064	10,179	3,885
Subtotal	221,551	206,876	14,675

Securities owned with realized impairment:
Unrealized losses of 10% or less	37,639	36,420	1,219
Unrealized losses of 20% or less and greater than 10%	24,789	20,843	3,946
Subtotal	62,428	57,263	5,165
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	29,391	23,178	6,213
Twelve months or greater	22,585	17,298	5,287
Total below investment grade	51,976	40,476	11,500
Unrealized losses greater than 20%	51,976	40,476	11,500
Subtotal	114,404	97,739	16,665
Total	$335,955	$304,615	$31,340

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at December 31, 2012.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$518	—%	$5	—%
AA	31,910	25%	4,586	41%
A	12,325	9%	542	5%
BBB	54,461	42%	1,387	13%
Total investment grade	99,214	76%	6,520	59%
BB	5,249	4%	161	1%
B and below	25,923	20%	4,383	40%
Total below investment grade	31,172	24%	4,544	41%
	$130,386	100%	$11,064	100%
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
The following is a discussion of all non-asset backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at December 31, 2012. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institution	Institution impacted by housing and mortgage crisis. The security continues to perform within contractual obligations.
The Company has written down certain investments in previous periods. Securities written down and still owned at December 31, 2012 had a fair value of $132.3 million with a net unrealized gain of $1.1 million, which compares to the December 31, 2011 fair value of $105.2 million and a net unrealized loss of $15.6 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during 2012 or 2011.
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at year-end 2012 were 32% of the total, compared to 28% at year-end 2011. More of these securities moved into the below investment grade category during 2012 due to ratings downgrades resulting from the troubled housing market.

The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 21 and 17 non-U.S. Agency mortgage-backed securities that were determined to have such indications at December 31, 2012 and December 31, 2011, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.
The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at December 31. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	6.8%	35%	53%	8.0%	18.0%
2005	4.7%	15.1%	40%	74%	6.0%	15.0%
2006	5.9%	6.2%	49%	90%	8.0%	16.0%
2007	10.5%	10.5%	58%	58%	8.0%	8.0%

	2011
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	3.9%	3.9%	40%	40%	18.0%	18.0%
2004	4.9%	7.7%	40%	56%	8.0%	13.0%
2005	3.5%	13.7%	40%	68%	6.0%	15.0%
2006	4.9%	10.0%	52%	90%	8.0%	18.0%
2007	8.8%	8.8%	66%	66%	8.0%	8.0%
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
Significant unrealized losses on securities can continue for extended periods of time, particularly for certain individual securities. While this can be an indication of potential credit impairments, it can also be an indication of illiquidity in a particular sector or security. In addition, the fair value of an individual security can be heavily influenced by the complexities of varying market sentiment or uncertainty regarding the prospects for an individual security. This has been the situation in the non-U.S. Agency mortgage-backed securities market in recent years. Based upon the process described above, the Company is best able to determine if and to what extent credit impairment may exist in these securities by performing present value calculations of projected future cash flows at the conclusion of each reporting period. By reviewing the most recent data available regarding the security and other relevant industry and market factors, the Company can modify assumptions used in the cash flow projections and determine the best estimate of the portion of any impairment that is due to credit at the conclusion of each period.
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At December 31, 2012, the fair value of investments with subprime residential mortgage exposure was $14.7 million with a related $2.2 million unrealized loss. At December 31, 2011, the fair value of investments with subprime residential mortgage exposure was $17.4 million with a related $3.5 million unrealized loss. This exposure amounted to less than 1% of the Company’s invested assets at both December 31, 2012 and 2011. These investments are included in the Company’s process for evaluation of other-than-temporarily impaired securities.
The Company has a significant level of non-U.S. Agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings, and other factors.
The following tables divide these investment types among vintage and credit ratings at December 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: 1
Investment Grade:
Vintage 2003 and earlier	$19,426	$18,667	$759
2004	26,163	25,186	977
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	45,589	43,853	1,736
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	31,415	30,760	655
2005	75,636	78,334	(2,698)
2006	7,369	6,536	833
2007	4,359	4,209	150
Total below investment grade	118,779	119,839	(1,060)
Other Structured Securities:
Investment grade	65,481	67,250	(1,769)
Below investment grade	2,559	2,378	181
Total other	68,040	69,628	(1,588)
Total structured securities	$232,408	$233,320	$(912)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2011.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: 1
Investment Grade:
Vintage 2003 and earlier	$27,700	$26,974	$726
2004	29,682	28,693	989
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	57,382	55,667	1,715
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	34,497	34,821	(324)
2005	72,619	87,447	(14,828)
2006	6,960	7,309	(349)
2007	3,868	4,864	(996)
Total below investment grade	117,944	134,441	(16,497)
Other Structured Securities:
Investment grade	58,793	57,998	795
Below investment grade	16,179	18,444	(2,265)
Total other	74,972	76,442	(1,470)
Total structured securities	$250,298	$266,550	$(16,252)

[1]	This chart accounts for all vintages owned by the Company.
Total unrealized losses on non-U.S. Agency structured securities decreased from $16.3 million at December 31, 2011 to $0.9 million at December 31, 2012. Total unrealized losses on these securities as a percent of total amortized cost decreased from 6% in 2011 to less than 1% in 2012.
The Company maintains a diversified investment portfolio, including 5% of its investment portfolio in municipal bond securities and 6% in bond securities from foreign issuers. at December 31, 2012. Approximately 73% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at December 31, 2012. The Company has no holdings in European sovereign debt and all investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at December 31, 2012 was $238.9 million with a net unrealized gain of $17.9 million. This compares to a fair value of $199.5 million with a net unrealized gain of $8.7 million at December 31, 2011.
The Company does not have a material amount of direct or indirect guarantees for the securities in its investment portfolio. The Company did not have any direct exposure to financial guarantors at December 31, 2012 or December 31, 2011. The Company's indirect exposure to financial guarantors totaled $34.7 million, which was 1% of the Company's investments at December 31, 2012. The unrealized gains on these investments totaled $3.3 million at December 31, 2012. The Company’s indirect exposure to financial guarantors at December 31, 2011 totaled $36.8 million, which was 1% of the Company’s investment assets. Total unrealized gains on these investments totaled $1.7 million at December 31, 2011.
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

Policyholder benefits increased $4.4 million or 3% in 2012 compared to 2011, primarily due to an increase in benefit and contract reserves. This increase was the result of several factors, including: increased traditional life insurance sales, primarily from the Old American Segment; higher immediate annuity premiums from the Individual Insurance segment; the recapture of a block of policies in the second quarter of 2012; impacts resulting from changes and refinements that the Company made to its reserving systems in 2011, as discussed below; and the change in the value of the guaranteed minimum withdrawal benefit (GMWB) rider liability, as discussed below. Partially offsetting the increase in reserves, the Company experienced favorable mortality, and group accident and health dental benefits decreased.
Policyholder benefits decreased $27.2 million or 15% in 2011 compared to 2010. This decrease was primarily the result of a decline in benefit and contract reserves. The decline was attributed to several factors, including a decline in sales of immediate annuities. A second factor was refinements in estimates, which resulted from the implementation of a new actuarial valuation system on traditional life insurance products. Refinements made during 2011 impacted the methods used in the calculation of reserves for certain traditional life insurance contracts. The Company also released accrued non-guaranteed interest bonus on certain universal life products in 2011. Partially offsetting these factors was the change in the fair value of the GMWB rider, described below. Another factor in the decrease in policyholder benefits was a decline in benefits paid from the group accident and health dental product line. Partially offsetting these, death benefits, net of reinsurance, increased.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At December 31, 2012, the fair value of the liability decreased $0.9 million compared to the fair value at December 31, 2011. This fluctuation can be attributed to favorable capital market returns, a decline in market volatility, and increased interest rates, partially offset by declines in issuer discount spreads. At December 31, 2011, the fair value of the liability increased $2.6 million compared to the fair value at December 31, 2010. This fluctuation was attributed to declines in discount rates and increased market volatility, partially offset by increases in issuer discount spreads.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $1.4 million or 2% in 2012 and $2.5 million or 3% in 2011. While total policyholder account balances increased during 2012 compared to 2011, this increase was offset by a decline in crediting rates. In both 2012 and 2011, the Company lowered crediting rates on in force funds at the beginning of each year and adjusted new money rates in response to changing market rates.
Total policyholder account balances increased $38.6 million or 2%, following a $23.6 million or 1% increase in 2011. The average interest rate credited to policyholder account balances was 3.77% in 2012, 3.92% in 2011, and 4.14% in 2010. On a portfolio basis, investment yields exceeded the crediting rates on the matched liabilities for all three periods.
Amortization of DAC
The amortization of DAC decreased $5.9 million or 17% in 2012, following a $6.9 million or 26% increase in 2011. The primary factor in the decrease in DAC amortization in 2012 versus 2011 was the unlocking that occurred in 2011. As identified in the 2011 Form 10-K, this segment had an unlocking that included both an upgrade and refinements in the processing system, primarily related to reinsurance. In addition, increases in account values decreased the amortization of DAC for certain variable products. Partially offsetting these was the impact of an unlocking that occurred during 2012. This unlocking resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions.

Several factors contributed to the increase that occurred during 2011. During 2011, the Company unlocked assumptions impacting the calculation of future gross profit expectations which resulted in a decrease to amortization of DAC of $9.7 million. In addition to unlocking, the Company had adjustments in the amortization of DAC associated with refinements in estimates from software enhancements to its DAC modeling system and refinements to specific plans. These changes resulted in increases to the amortization of DAC associated with interest sensitive products and traditional life insurance products in the amount of $6.5 million and $1.5 million, respectively, during 2011. These refinements in estimates increased the amortization associated with the Individual Insurance segment in the amount of $8.9 million and decreased the amortization of DAC in the Old American segment in the amount of $0.9 million.
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
Premiums are reported in the Consolidated Statements of Comprehensive Income net of premiums ceded under reinsurance agreements. Policyholder benefits and expenses are also reported in the Consolidated Statements of Comprehensive Income net of reinsurance ceded and equaled $54.3 million, $63.7 million, and $59.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The largest single component of the reinsurance ceded premiums is associated with reinsurance on purchased blocks and closed blocks of business. In 2012, the Company recaptured a previously closed block of reinsurance business on policies from Sunset Life. This recaptured business reduced ceded premiums $0.4 million in 2012. In addition, the Company’s reinsurance on certain group accident and health business, specifically disability products, increased in both 2012 and 2011, reflecting improved sales from these products.
Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the Consolidated Balance Sheet. A reinsurance recoverable is established for these items. Reinsurance related to policy and claim reserves ceded of $177.1 million and $176.7 million were included in the reinsurance recoverables at December 31, 2012 and 2011, respectively. Ceded benefits recoverable from reinsurers were $13.5 million and $13.2 million at December 31, 2012 and 2011, respectively.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the successful acquisition of new business; expenses from the Company’s operations; the amortization of VOBA; and other expenses. In total, operating expenses increased $4.0 million or 4% in 2012 and $5.5 million or 5% in 2011, compared to the same periods one year earlier. The increase in 2012 reflected increased salaries and employee benefit costs, legal fees, and depreciation of a long-lived asset. The increased depreciation expense resulted from a change in accounting estimate for a long-lived asset, as described in Note 3. These were partially offset by a decline in the amount charged to allowance for doubtful accounts for agent receivables. The increase in 2011 was due to several factors, including an increase in uncollectible agent receivables; an increase in commission expense, net of the deferral in capitalized commission costs; an increase in legal fees; and an increase in expenses related to the third-party administration costs associated with certain group products. Partially offsetting these, employee salaries and benefits decreased due to a decrease in pension expense.
Income Taxes
The Company recorded income tax expense of $19.6 million or 33% of income before tax in 2012, compared to income tax expense of $13.6 million or 34% of income before tax in 2011 and $12.5 million or 36% of income before tax in 2010. The increase in tax expense in 2012 versus 2011 was primarily due to higher income before tax. The decrease in the effective tax rate was primarily attributable to favorable changes in low income housing tax credit investments. The increase in tax expense in 2011 versus 2010 was primarily due to higher income before tax. Favorable changes in low income housing tax credit investments exceeded the increase in tax related to differences in the tax contingency, resulting in a lower effective tax rate in 2011 as compared to 2010.

The Company's investments in affordable housing decreased tax expense in 2012, as low income tax credits earned exceeded the equity adjustment related to the affordable housing investments and the recapture of tax credits previously recognized. The Company's investments in affordable housing increased tax expense in 2011 due to the equity adjustment related to the affordable housing investments exceeding the tax credits earned and the recapture of tax credits previously recognized. In 2012, the effect of the investments in affordable housing on the effective tax rate was a tax benefit of $0.4 million or 1% of income before tax. This was the result of $0.5 million in tax credits earned in excess of equity adjustments, partially offset by $0.1 million of recaptured tax credits previously recognized. In 2011, current-year equity adjustments exceeded tax credits earned, resulting in tax expense of $0.1 million or less than 1% of income before tax.
The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. The Company did not have any change in the tax contingency in 2012 and 2011.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 18 - Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2012	2011	2010
Insurance revenues:
Net premiums	$16,885	$10,320	$25,755
Contract charges	99,894	101,061	106,019
Total insurance revenues	116,779	111,381	131,774
Investment revenues:
Net investment income	163,706	164,595	162,997
Net realized investment gains, excluding other-than-temporary impairment losses	20,714	5,184	3,687
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,491)	(2,832)	(3,828)
Portion of impairment losses recognized in other comprehensive income	809	930	343
Net other-than-temporary impairment losses recognized in earnings	(1,682)	(1,902)	(3,485)
Total investment revenues	182,738	167,877	163,199
Other revenues	9,196	10,110	8,978
Total revenues	308,713	289,368	303,951

Policyholder benefits	86,627	81,859	106,523
Interest credited to policyholder account balances	82,043	83,446	85,949
Amortization of deferred acquisition costs	14,712	21,645	14,976
Operating expenses	70,711	63,700	60,141
Total benefits and expenses	254,093	250,650	267,589

Income before income tax expense	54,620	38,718	36,362

Income tax expense	17,762	13,107	12,855

Net income	$36,858	$25,611	$23,507
The net income for this segment in 2012 was $36.9 million, compared to $25.6 million in 2011, and $23.5 million in 2010. Contributing to the improvement in 2012 were increases in net realized investment gains and insurance revenues, along with lower amortization of deferred acquisition costs and interest credited to policyholder account balances. Partially offsetting these changes were increases in policyholder benefits and operating expenses.

Total insurance revenues increased 5% in 2012 and declined 15% in 2011 compared to the same periods one year earlier. In 2012, gross premiums increased 9%, contract charges decreased 1%, and reinsurance ceded decreased 4%. In 2011, gross premiums decreased 22%, contract charges decreased 5% and reinsurance ceded increased 1%.

The Individual Insurance segment is central to the Company’s overall performance and produced 49% of consolidated insurance revenues for the years ended December 31, 2012 and 2011 and 54% for the year ended December 31, 2010. In addition, this segment also provided 93% of consolidated net income for the year ended December 31, 2012 compared to 98% for the year ended December 31, 2011.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the three years ended December 31. New premiums are also detailed by product.

	2012	% Change	2011	% Change	2010
New premiums:
Individual life insurance	$4,640	(6)%	$4,934	(5)%	$5,171
Immediate annuities	12,470	82%	6,860	(69)%	22,313
Total new premiums	17,110	45%	11,794	(57)%	27,484
Renewal premiums	41,934	(1)%	42,359	2%	41,667
Total premiums	59,044	9%	54,153	(22)%	69,151
Reinsurance ceded	(42,159)	(4)%	(43,833)	1%	(43,396)
Net premiums	$16,885	64%	$10,320	(60)%	$25,755
Total premiums for this segment increased $4.9 million or 9% in 2012 compared to the prior year, and declined $15.0 million or 22% in 2011 compared to 2010. Total new premiums increased $5.3 million or 45% in 2012, resulting from higher sales of immediate annuities. Total renewal premiums decreased $0.4 million or 1% in 2012 relative to the prior year, due to lower renewals of immediate annuities and individual accident and health products.
The following table provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2012	% Change	2011	% Change	2010
New deposits:
Universal life insurance	$12,388	11%	$11,159	(16)%	$13,330
Variable universal life insurance	563	(32)%	834	(32)%	1,226
Fixed deferred annuities	56,788	(8)%	62,060	(8)%	67,709
Variable annuities	18,039	11%	16,291	(10)%	18,121
Total new deposits	87,778	(3)%	90,344	(10)%	100,386
Renewal deposits	140,054	(2)%	143,611	4%	137,827
Total deposits	$227,832	(3)%	$233,955	(2)%	$238,213
Total new deposits declined $2.6 million or 3% in 2012, following a $10.0 million or 10% decline in 2011. The decline in 2012 was due to a decrease in new fixed deferred annuities. Partially offsetting this decline were increases in new universal life and variable annuity deposits. The decline in 2011 was largely due to a decrease in new fixed deferred annuities.
Total renewal deposits decreased $3.6 million or 2% in 2012, following a $5.8 million or 4% increase in 2011. The decrease in 2012 was largely due to declines in fixed deferred annuity and variable annuity renewal deposits. The improvement in 2011 was due to an increase in fixed deferred annuity renewals.

Contract charges decreased $1.2 million or 1% in 2012 and $5.0 million or 5% in 2011, compared to the same periods one year earlier. The decline in 2012 was due to several factors. First, cost of insurance charges decreased, largely due to the runoff of closed blocks. Second, a decrease in expense loads resulted from increased sale of products with lower expense loads in 2012 than the prior year. Third, surrender charges declined reflecting lower surrenders on universal life products. Finally, the amortization of deferred revenue increased due to a system upgrade during 2011 that led to enhanced reinsurance modeling capabilities. The decline in 2011 was primarily due to three factors: lower amortization of deferred revenue due to unlocking, as discussed below;

the cost of insurance charges declined, largely due to the runoff of closed blocks; and surrender charges declined, reflecting reduced surrenders of universal life and variable universal life products in the ongoing blocks of business.
As previously mentioned, the Company has both closed blocks and ongoing blocks of business. Total contract charges on closed blocks comprised 35% of total consolidated contract charges during 2012, compared to 36% in 2011. Total contract charges on closed blocks declined 3% from $35.9 million in 2011 to $34.8 million in 2012, reflecting the runoff of this business. Total contract charges on open blocks of business were essentially flat in 2012 compared to 2011.
The Company unlocked assumptions impacting the deferred revenue liability in both 2012 and 2011. In 2012, unlocking due to changes in the interest and mortality margins resulted in a decrease to the deferred revenue liability and a $1.8 million increase to contract charges. In 2011, the unlocking was the result of several factors, the largest of which was associated with future mortality experience. This included the use of a new industry mortality table and the corresponding impact of reinsurance. The impact of the unlocking in 2011 was an increase in the deferred revenue liability liability and a reduction in contract charges in the amount of $1.9 million.
Net investment income decreased $0.9 million in 2012 and increased $1.6 million or 1% in 2011. The 2012 results reflected an increase in average invested assets that was more than offset by lower yields earned. The 2011 results reflected an increase in average invested assets that was partially offset by lower yields earned.
Gross investment income from fixed maturity securities declined $3.6 million in 2012 compared to 2011. This decrease was primarily the result of continued declines in yields available in the marketplace.
Policyholder benefits increased $4.8 million or 6% in 2012 compared to a decrease of $24.7 million or 23% in 2011. The largest factor in the 2012 results was an increase in benefit and contract reserves. This increase was the result of several factors, including: higher immediate annuity premiums; the recapture of a block of policies in the second quarter of 2012; impacts resulting from changes and refinements that the Company made to its reserving systems in 2011, as discussed below; and the change in the value of the GMWB rider liability, as discussed below. Partially offsetting these changes, were decreases in death benefits, net of reinsurance; supplementary contract payments; and policy dividends and coupons.
The largest factor in the 2011 results was a decrease in benefit and contract reserves. This decrease was the result of several factors. The first factor was a decline in sales of immediate annuities. A second factor was refinements in estimates that resulted from the implementation of a new actuarial valuation system on traditional life insurance products. Refinements made during 2011 impacted the methods used to calculate the amortization of deferred acquisition costs and the calculation of reserves for certain traditional life insurance contracts. The Company also released reserves for non-guaranteed interest bonus on certain universal life products. Partially offsetting these factors, the change in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. Partially offsetting these items, death benefits paid, net of reinsurance, increased, reflecting less favorable mortality results. In addition, other benefits paid, net of reinsurance, increased due to an increase in annuity payments.
Interest credited to policyholder account balances decreased $1.4 million or 2% in 2012 and $2.5 million or 3% in 2011. In both years, the impact of increases in total policyholder account balances was more than offset by declines in crediting rates.
The amortization of DAC decreased $6.9 million or 32% in 2012 compared to a $6.7 million or 45% increase in 2011. The primary factor in the decrease in DAC amortization in 2012 versus 2011 was the unlocking that occurred in 2011. As identified in the 2011 Form 10-K, this segment had an unlocking that included both an upgrade and refinements in the processing system, primarily related to reinsurance. In addition, increases in account values decreased the amortization of DAC for certain products. Partially offsetting these was the impact of an unlocking that occurred during 2012.
Operating expenses increased $7.0 million or 11% in 2012 and $3.6 million or 6% in 2011. The 2012 results reflected increased salaries and employee benefit costs; legal fees; the depreciation of a long-lived asset; and amortization of VOBA. The increase in VOBA amortization was largely due to unlocking that occurred during the second quarter of 2012. These were partially offset by a decline in the amount charged to allowance for doubtful accounts for agent receivables. The 2011 results reflected increased salaries and employee benefit costs, legal costs, third-party administration charges, and expenses related to the sales of LIHTC investments.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2012	2011	2010
Insurance revenues:
Net premiums	$48,823	$49,684	$49,355
Total insurance revenues	48,823	49,684	49,355
Investment revenues:
Net investment income	524	547	553
Other revenues	145	149	156
Total revenues	49,492	50,380	50,064

Policyholder benefits	26,803	27,777	32,131
Operating expenses	23,699	23,675	21,917
Total benefits and expenses	50,502	51,452	54,048

Loss before income tax benefit	(1,010)	(1,072)	(3,984)

Income tax benefit	(354)	(375)	(1,394)

Net loss	$(656)	$(697)	$(2,590)
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31. New premiums are also detailed by product.

	2012	% Change	2011	% Change	2010
New premiums:
Group life insurance	$2,459	26%	$1,951	(14)%	$2,280
Group dental insurance	4,553	13%	4,018	(49)%	7,813
Group disability insurance	6,996	(21)%	8,819	89%	4,665
Other group insurance	132	(6)%	141	10%	128
Total new premiums	14,140	(5)%	14,929	—%	14,886
Renewal premiums	47,861	3%	46,279	7%	43,398
Total premiums	62,001	1%	61,208	5%	58,284
Reinsurance ceded	(13,178)	14%	(11,524)	29%	(8,929)
Net premiums	$48,823	(2)%	$49,684	1%	$49,355
This segment uses direct sales representatives managed by the home office group marketing division, independent third-party distributors, and the Company's agent and general agent field force. Sales from internal producers accounted for 72% of this segment's total sales during 2012, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group premiums decreased $0.8 million or 5% in 2012 compared with 2011. This was primarily due to a $1.8 million or 21% decrease in new group disability premiums. Partially offsetting this decline were increases of $0.5 million or 26% in new group life premiums and $0.5 million or 13% increase in new group dental premiums.
New group premiums were flat in 2011 compared with 2010. While new sales were flat, this segment had growth in the short-term disability insurance product. Short-term disability sales were $7.6 million, an increase of $4.4 million compared with 2010. This improvement was largely the result of a third-party arrangement that provides a significant portion of the new disability premiums and accounted for about 54% of the new disability sales. The premiums provided from the third-party arrangement are highly reinsured.

Renewal premiums increased $1.6 million or 3% in 2012 compared with 2011, as disability renewal premiums increased $3.8 million or 34%. Partially offsetting this was a $1.8 million decrease in dental renewal premiums.
Renewal premiums increased $2.9 million or 7% in 2011 compared with 2010. All significant group products experienced growth in renewal premiums. Group disability premiums increased $2.1 million and group life and group dental premiums each increased $0.4 million.
This segment uses reinsurance in several of its group product lines to help mitigate risk and to allow for a higher level and volume of sales. Reinsurance is used for group life, along with group short-term and long-term disability. Reinsurance premiums increased $1.7 million or 14% in 2012, largely reflecting increases in this segment's life and disability products.
Reinsurance premiums increased $2.6 million or 29% in 2011. This increase was largely due to an increase in short-term disability sales as described above.
Policyholder benefits for this segment consist of death benefits, accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased $1.0 million and $4.4 million in 2012 and 2011, respectively. The 2012 results reflected decreased benefits in both the group dental and group life product lines, which more than offset increases in the short-term and long-term disability product lines. The improvement in the group dental product line continues the progress identified in 2011, when this segment made several changes to reduce benefits and improve profitability. In 2011, these improvements were important to the significant decline in policyholder benefits.
This segment identifies a policyholder benefit ratio which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of improvement in this segment's ability to monitor the relative overall success of product changes related to contract benefits. The ratio for the Group Insurance segment was 55% at December 31, 2012 compared to 56% at December 31, 2011 and 65% at December 31, 2010. During 2012, the policyholder benefit ratios for the group life and dental lines declined, while the ratios increased for disability lines.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's operations. Operating expenses for this segment remained flat in 2012, after increasing $1.8 million or 8% in 2011. The increase in 2011 reflected a $1.3 million increase in commissions and an increase in payments to third-party administrators. Partially offsetting these expenses was a decrease in direct operating expenses. This segment continues to focus on improving the profitability of business written through enhanced technology for its customers and sales force.

Old American
The following table presents financial data of the Old American business segment for the years ended December 31.

	2012	2011	2010
Insurance revenues:
Net premiums	$70,773	$67,869	$65,229
Total insurance revenues	70,773	67,869	65,229
Investment revenues:
Net investment income	11,924	12,086	12,309
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(560)	(33)	668
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(35)	(120)	(301)
Portion of impairment losses recognized in other comprehensive income	(1)	13	(34)
Net other-than-temporary impairment losses recognized in earnings	(36)	(107)	(335)
Total investment revenues	11,328	11,946	12,642
Other revenues	13	15	5
Total revenues	82,114	79,830	77,876
Policyholder benefits	46,748	46,177	44,343
Amortization of deferred acquisition costs	13,330	12,321	12,057
Operating expenses	16,151	19,280	19,095
Total benefits and expenses	76,229	77,778	75,495
Income before income tax expense	5,885	2,052	2,381
Income tax expense	2,220	833	996
Net income	$3,665	$1,219	$1,385
Net income for this segment increased $2.4 million or 201% to $3.7 million in 2012 and decreased $0.2 million or 12% to $1.2 million in 2011. The increase in net income for 2012 was due to an increase in premiums and a decrease in operating expenses. Partially offsetting these items were realized investment losses, along with increases in policyholder benefits and the amortization of deferred acquisition costs.

The decline in net income for 2011 was largely due to increases in policyholder benefits and operating expenses, but these factors were mostly offset by an increase in premiums.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the three years ended December 31.

	2012	% Change	2011	% Change	2010
New individual life premiums	$12,920	5%	$12,288	9%	$11,323
Renewal premiums	59,819	3%	57,896	2%	56,557
Total premiums	72,739	4%	70,184	3%	67,880
Reinsurance ceded	(1,966)	(15)%	(2,315)	(13)%	(2,651)
Net premiums	$70,773	4%	$67,869	4%	$65,229
Total new premiums increased 5% in 2012 and 9% in 2011. Total renewal premiums increased 3% in 2012 and 2% in 2011. The increase in new premiums reflects a combination of expanded distribution efforts and improved productivity from the Company's sales agents. Old American continues to focus on the recruitment and development of new agencies and agents, along with generating improved production from existing agencies and agents. In addition, this segment has aggressively managed territories assigned to agencies and emphasized recruiting to improve production of new sales.

Net investment income decreased $0.2 million or 1% in 2012. This segment's total investments increased during 2012, largely due to an increased allocation of commercial mortgage loans. However, the yields available in the marketplace continued to reflect the difficult environment. Thus, while the Company's average assets increased versus the prior year, the overall portfolio yield declined.

Net investment income decreased $0.2 million or 2% in 2011. This decrease primarily reflected a reduction in yields available in the market, offsetting an increase in average assets during 2011.

Policyholder benefits increased $0.6 million or 1% in 2012. This increase was largely due to an increase in benefit and contract reserves, which was partially offset by a decrease in death benefits, net of reinsurance. The Company's mortality experience was favorable compared to the prior year. The increase in reserves can largely be attributed to the increase in both sales and retention of business. In 2011, policyholder benefits increased 4%, primarily due to increased death benefits. The increase in death benefits reflected the growth of sales in recent years, as well as less favorable mortality experience relative to prior years.

The Company identifies the policyholder benefit ratio to measure comparability of improvement in revenue results to changes in contract benefits. This ratio is derived by dividing policyholder benefits, net of reinsurance, by total revenues excluding realized investment gains and losses and has remained relatively consistent over the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Total revenue	$82,114	$79,830	$77,876
Less: Realized investment gains (losses)	(596)	(140)	333
Revenue excluding realized investment gains (losses)	82,710	79,970	77,543

Policyholder benefits	46,748	46,177	44,343

Policyholder benefit ratio	57%	58%	57%
The amortization of DAC increased $1.0 million or 8% in 2012 and $0.3 million or 2% in 2011. The increase in 2012 was primarily the result of a refinement in actuarial assumptions that occurred in 2011 that decreased amortization for this segment in the amount of $0.9 million. In addition, a $0.3 million increase in amortization resulted from the implementation of ASU No. 2010-26 in 2012, as described in Note 3 to the Consolidated Financial Statements.

Operating expenses decreased 16% in 2012, following a 1% increase in 2011. The reduction in expenses in 2012 was due to several factors. First, VOBA from the traditional life insurance block that was established at the time of purchase 20 years ago became fully amortized at December 31, 2011. This resulted in a $1.9 million decrease of VOBA amortization in 2012 compared to 2011. In addition, there was a reduction in agent meeting costs in 2012 relative to the prior year. Partially offsetting these decreases, capitalized commissions increased in 2012, primarily related to the implementation of ASU No. 2010-26. Capitalized commissions increased $1.1 million as a result of the aforementioned ASU implementation.
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

Net cash provided by operating activities was $15.2 million in the year ended December 31, 2012. The primary sources of cash from operating activities in 2012 were premium receipts and net investment income. The primary uses of cash from operating activities in 2012 were for the payment of policyholder benefits and operating expenses. Net cash used for investing activities was $51.6 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $500.2 million. Offsetting these, the Company's new investments totaled $575.3 million. Net cash provided by financing activities was $32.9 million, primarily including $50.2 million of deposits net of withdrawals from interest sensitive policyholder account balances, and reflecting the payment of $15.1 million in stockholder dividends.
Separate Accounts
At December 31, 2012, the Company had $340.1 million in separate account assets.  This was an increase of $23.5 million from $316.6 million at December 31, 2011.  Improved investment performance of the funds increased separate accounts by $43.4 million versus a decrease of $2.2 million in 2011.  Deposits in separate accounts increased from $33.1 million in 2011 to $33.7 million in 2012. Policyholder withdrawals increased $0.5 million from $35.3 million in 2011 to $35.8 million in 2012.  Transfers to the general account totaled $5.1 million in 2012 and $5.2 million in 2011. In addition, contract charges were flat at $12.8 million for 2012 and 2011.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2012 and 2011 there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at December 31, 2012 or 2011. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines of credit as they come due.
Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities.
The following table shows the capital adequacy of the Company at December 31.

	2012	2011
Total assets, excluding separate accounts	$4,185,652	$4,081,633
Total stockholders' equity	750,401	710,705
Ratio of stockholders' equity to assets, excluding separate accounts	18%	17%
The ratio of equity to assets less separate accounts was 18% at December 31, 2012, an increase from 17% at December 31, 2011. Stockholders’ equity increased $39.7 million from year-end 2011. The increase was largely due to growth in retained earnings from increased net income. In addition, the Company experienced growth in accumulated other comprehensive income, reflecting an increase in net unrealized gains. Stockholders’ equity per share, or book value, equaled $68.02 at year-end 2012, an 8% increase for the year.
Unrealized gains on available for sale securities, which are included as a component of stockholders’ equity (net of securities gains and losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $107.2 million at December 31, 2012. This represents an improvement of $26.1 million from the $81.1 million unrealized investment gain position at December 31, 2011.
The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans. See further discussion in Note 20 to the Consolidated Financial Statements.
During the year ended December 31, 2012, the Company purchased 2,669 shares and sold 1,036 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of $0.1 million. During the second quarter of 2012, the Company purchased 8,098 shares and sold 18,588 shares of treasury stock from the Company's deferred compensation plans for a net decrease in treasury stock of $0.5 million.
During the second quarter of 2012, the Company reclassified 188,621 shares from other assets to treasury stock. Please see the discussion of the immaterial correction in Note 1 - Nature of Operations and Significant Accounting Policies for additional information.
The stock repurchase program was extended by the Board of Directors through January 2014 to permit the purchase of up to one million of the Company’s shares on the open market, which would represent approximately 9% of the shares currently outstanding.

During 2012, the Company purchased 96,697 of its shares under the stock repurchase program for $3.2 million (2011 – 157,182 shares for $4.8 million).
On December 4, 2012, the Company declared a special stockholder dividend of $0.27 per share. This dividend was paid on December 21, 2012. The dividend reflected the strong earnings results in 2012 and was in addition to the dividends paid quarterly through 2012.
On January 28, 2013, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 13, 2013 to stockholders of record at February 7, 2013.
The Company cannot predict whether current legislative activities will have a significant impact on the ongoing operations of the Company.

Contractual Obligations
The following table summarizes (in millions) the Company’s contractual obligations by due date, expiration date, or projected dates as of December 31, 2012. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment, but which may include policyholder options that require assumptions to be made to project future cash flows.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings [1]	$—	$—	$—	$—	$—
Operating lease obligations [2]	15.2	2.6	4.1	2.8	5.7
Purchase obligations [3]	0.9	0.9	—	—	—
Mortgage loan commitments and other investments [4]	15.1	15.1	—	—	—
Annuity certain contracts [5]	53.9	12.7	17.7	10.8	12.7
Insurance liabilities [6]	2,963.2	279.2	551.1	523.8	1,609.1
Total contractual obligations	$3,048.3	$310.5	$572.9	$537.4	$1,627.5

[1]	The Company had no outstanding borrowings at December 31, 2012. Borrowings include short-term debt as described in the previous section - Debt and Short-Term Borrowing.

[2]	The Company leases its mainframe computer and certain related support equipment.

[3]	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services.

[4]
The Company's mortgage loan commitments provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days. Other investments are primarily commitments to fund the development of a real estate construction project, affordable housing project obligations, and one construction loan.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
The Company holds a diversified portfolio of investments that primarily includes cash, bonds, preferred stocks, residential mortgage-backed securities, commercial mortgages, real estate, and alternative investments. Each of these investments is subject, in varying degree, to market risks that can affect their return and their fair value. A majority of these assets are debt issues of corporations, securitized residential mortgage-backed or other asset-backed securities, U.S. Treasury securities, or U.S. Government Sponsored Enterprises (GSE), and are considered fixed income investments. Thus, the primary market risks affecting the Company’s portfolio are interest rate risk, credit risk, and liquidity risk.
The Company’s investment portfolio increased from a net unrealized gain position of $198.2 in 2011 to a net unrealized gain of $269.5 million at December 31, 2012. The change was primarily attributable to the improved stability within the overall financial markets, particularly including lower interest rates and tightening credit spreads.
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
Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses industry-recognized computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $145.7 million loss of fair value for the $2.8 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $154.7 million increase in fair value.
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
The Company mitigates credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types, and by limiting the amount invested in any particular entity. With the exception of U.S. Treasury securities and certain GSEs, there is no exposure to any single corporate issuer greater than one percent of assets on a book value basis. The Company also invests in securities collateralized or supported by physical assets, guarantees by insurers or other providers of financial strength, and other sources of secondary or contingent payment. These securities can improve the likelihood of payment according to contractual terms and increase recovery amounts in the case of issuer default, bankruptcy, or restructuring.
The Company currently holds $238.9 million of foreign bonds, none of which are sovereign debt. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market. The Company has very limited European credit exposure.
As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2012, the Company had an unrealized investment gain of $107.2 million (net of related taxes, and amounts allocable to policyholder account balances, future policy benefits, and DAC), compared to a $81.1 million gain at year-end 2011. This change was primarily the result of overall improvement in the market value of investment securities.
The Company also invests in certain equity securities and alternative investments, such as hedge funds, that generate equity risk and other forms of market risk. The total fair value of preferred stock investments was $4.5 million and $5.1 million at December 31, 2012 and 2011, respectively. The total fair value of all other equity and alternative investments was $15.5 million and $31.6 million at the same respective dates. The market risks associated with these investments are managed primarily through diversification and selection of investments that have historically exhibited changes in values that are not highly correlated to the Company’s other investments or risk positions.
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
Cash flows and effective durations of the asset and liability portfolios are measured at points in time and are affected by changes in the level and term structure of interest rates, as well as changes in policyholder behavior. Further, durations are managed on an individual product level, and an aggregate portfolio basis. As a result, differences typically exist between the duration, cash flows, and yields of assets versus liabilities on an individual portfolio and aggregate basis. The Company’s asset/liability management programs and procedures enable management to monitor the changes, which have varying correlations among certain portfolios, and to make adjustments to asset mix, liability crediting rates, and product terms so as to manage risk and profitability over time.
The Company aggregates similar policyholder liabilities into portfolios and then matches specific investments with these liability portfolios. In 2012 and 2011, all of the Company’s portfolios had investment yields that exceeded the crediting rates on the matched liabilities. The Company was not required to invest at levels below minimum guaranteed rates payable to policyholders in 2012 or 2011. However, the Company periodically elected to purchase certain individual investments with yields less than the minimum guaranteed rates on a portion of the Company’s policyholder liabilities, while continuing to ensure that the investment portfolio yields were in excess of the matched liabilities. Such investments are made due to unique characteristics or timing of the investments, and yields available in the market. The Company monitors the risk to portfolio investment margins on an ongoing basis. Should the Company be required to invest at rates that fall below the Company’s minimum guaranteed portfolio rates, the Company would assess the facts and conditions available at that time and develop an appropriate plan to suit that environment.

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
The Company has a risk that the asset or liability portfolio performance may differ from forecasted results as a result of unforeseen economic circumstances, estimates or assumptions that prove incorrect, unanticipated policyholder behavior, or other factors. The result of such deviation of actual versus expected performance could include excess or insufficient liquidity in future periods. Excess liquidity, in turn, could result in reduced profitability on one or more product lines. Insufficient liquidity could result in the need to generate liquidity through borrowing, asset sales, or other means. The Company believes that its asset/liability management programs will provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. On a historical basis, the Company has not needed to liquidate assets to ensure sufficient cash flows. The Company maintains borrowing lines on a secured and unsecured basis to provide additional liquidity, if needed.
Expected Cash Flows
The table below details (in millions) the nature of expected cash flows from the securities portfolio, including the cash flows from residential mortgage-backed securities pools, corporate bonds, and commercial mortgages. Calls and prepayments represent the Company's assumptions of the principal amount expected to return to the Company. Total principal equals invested cash scheduled to return in each year, including maturities, calls, sinking funds, and prepayments.

	2013	2014	2015	2016	2017	There- after	Total Principal	Fair Value
Fixed maturity securities:
Corporate bonds currently callable	$11	$—	$—	$—	$—	$—	$11	$11
Average interest rate	7.33%	—	—	—	—	—	7.33%
Residential mortgage-backed securities and CMOs	51	40	29	23	19	86	248	258
Average interest rate	5.64%	5.84%	5.77%	5.74%	5.77%	5.68%	5.72%
All other securities	138	145	190	161	266	1,344	2,244	2,519
Average interest rate	5.40%	5.50%	4.89%	4.83%	6.62%	4.59%	4.98%
Total fixed maturity securities	200	185	219	184	285	1,430	2,503	2,788
Average interest rate	5.57%	5.57%	5.01%	4.94%	6.56%	4.65%	5.06%
Mortgage loans	65	63	71	80	72	323	674	722
Average interest rate	6.26%	6.22%	6.11%	6.17%	6.39%	5.98%	6.11%
Total	$265	$248	$290	$264	$357	$1,753	$3,177	$3,510
Average interest rate	5.74%	5.74%	5.28%	5.32%	6.53%	4.90%	5.29%

Item 8. Financial Statements and Supplementary Data
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	December 31
	2012	2011
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: 2012 - $2,520,466; 2011 - $2,485,692)	$2,788,141	$2,682,142
Equity securities available for sale, at fair value (cost: 2012 - $18,195; 2011 - $34,951)	20,061	36,689
Mortgage loans	674,034	601,923
Real estate	124,742	127,962
Policy loans	77,133	80,375
Short-term investments	24,902	49,316
Other investments	2,572	3,364
Total investments	3,711,585	3,581,771

Cash	7,026	10,436
Accrued investment income	34,747	34,705
Deferred acquisition costs	176,275	181,564
Reinsurance recoverables	190,613	189,885
Property and equipment	18,343	22,671
Other assets	47,063	60,601
Separate account assets	340,093	316,609
Total assets	$4,525,745	$4,398,242

LIABILITIES
Future policy benefits	$889,107	$879,015
Policyholder account balances	2,128,002	2,089,452
Policy and contract claims	29,813	36,511
Other policyholder funds	155,749	152,125
Other liabilities	232,580	213,825
Separate account liabilities	340,093	316,609
Total liabilities	3,775,344	3,687,537

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,969	41,101
Retained earnings	805,730	780,918
Accumulated other comprehensive income	54,094	30,086
Treasury stock, at cost (2012 - 7,463,823 shares; 2011 - 7,187,315 shares)	(173,513)	(164,521)
Total stockholders’ equity	750,401	710,705
Total liabilities and stockholders’ equity	$4,525,745	$4,398,242
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2012	2011	2010
REVENUES
Insurance revenues:
Net premiums	$136,089	$127,338	$139,811
Contract charges	99,894	101,061	106,019
Total insurance revenues	235,983	228,399	245,830
Investment revenues:
Net investment income	176,154	177,228	175,859
Net realized investment gains, excluding other-than-temporary impairment losses	20,154	5,151	4,355
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,526)	(2,952)	(4,129)
Portion of impairment losses recognized in other comprehensive income	808	943	309
Net other-than-temporary impairment losses recognized in earnings	(1,718)	(2,009)	(3,820)
Total investment revenues	194,590	180,370	176,394
Other revenues	9,354	10,274	9,139
Total revenues	439,927	419,043	431,363

BENEFITS AND EXPENSES
Policyholder benefits	160,178	155,813	182,997
Interest credited to policyholder account balances	82,043	83,446	85,949
Amortization of deferred acquisition costs	28,042	33,966	27,033
Operating expenses	110,169	106,120	100,625
Total benefits and expenses	380,432	379,345	396,604

Income before income tax expense	59,495	39,698	34,759

Income tax expense	19,628	13,565	12,457

NET INCOME	$39,867	$26,133	$22,302
COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$35,088	$43,266	$47,691
Change in future policy benefits	(8,562)	(5,721)	(4,615)
Change in policyholder account balances	(362)	(162)	(214)
Change in benefit plan obligations	(2,156)	(15,104)	1,422
Other comprehensive income	24,008	22,279	44,284

COMPREHENSIVE INCOME	$63,875	$48,412	$66,586

Basic and diluted earnings per share:
Net income	$3.59	$2.29	$1.95
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31
	2012	2011	2010

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	41,101	41,085	41,068
Increase (decrease) of proceeds over cost of treasury stock sold	(132)	16	17

End of year	40,969	41,101	41,085

RETAINED EARNINGS
Beginning of year	780,918	767,126	757,225
Net income	39,867	26,133	22,302
Stockholder dividends of $1.35 per share (2011-$1.08; 2010-$1.08)	(15,055)	(12,341)	(12,401)

End of year	805,730	780,918	767,126

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of year	30,086	7,807	(36,477)
Other comprehensive income	24,008	22,279	44,284

End of year	54,094	30,086	7,807

TREASURY STOCK, at cost
Beginning of year	(164,521)	(159,667)	(156,574)
Cost of 107,511 shares acquired (2011 - 158,694 shares; 2010 - 99,012 shares)	(3,979)	(4,868)	(3,108)
Cost of 19,624 shares sold (2011 - 954 shares; 2010 - 1,026 shares)	1,177	14	15
Immaterial correction (see Note 1)	(6,190)	—	—

End of year	(173,513)	(164,521)	(159,667)

TOTAL STOCKHOLDERS’ EQUITY	$750,401	$710,705	$679,472
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$39,867	$26,133	$22,302
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,926	3,314	3,263
Depreciation	7,236	3,204	2,786
Acquisition costs capitalized	(36,919)	(34,140)	(37,017)
Amortization of deferred acquisition costs	28,042	33,966	27,033
Realized investment gains	(18,436)	(3,142)	(535)
Changes in assets and liabilities:
Reinsurance recoverables	(728)	(2,762)	(7,758)
Future policy benefits	(3,081)	(14,167)	10,391
Policyholder account balances	(12,127)	(10,563)	(19,865)
Income taxes payable and deferred	6,255	7,561	21,490
Other, net	1,208	8,504	13,280
Net cash provided	15,243	17,908	35,370

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(338,277)	(235,593)	(423,039)
Equity securities	(5,572)	(106)	(1,471)
Mortgage loans	(178,710)	(132,877)	(140,847)
Real estate	(37,119)	(9,548)	(12,238)
Policy loans	(15,148)	(14,652)	(16,765)
Other investments	(507)	(2)	(644)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	300,984	290,719	350,110
Equity securities	22,163	1,453	584
Mortgage loans	105,125	85,122	39,262
Real estate	53,480	—	—
Policy loans	18,390	18,558	18,069
Other investments	8	—	858
Net sales (purchases) of short-term investments	24,414	(33,603)	122,991
Net acquisition of property and equipment	(793)	(255)	(406)
Net cash used	(51,562)	(30,784)	(63,536)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2012	2011	2010
FINANCING ACTIVITIES
Proceeds from borrowings	$75,500	$—	$8,000
Repayment of borrowings	(75,500)	—	(8,000)
Deposits on policyholder account balances	227,832	233,955	238,213
Withdrawals from policyholder account balances	(177,674)	(199,960)	(204,405)
Net transfers from separate accounts	5,082	5,282	7,177
Change in other deposits	(4,342)	(4,231)	3,122
Cash dividends to stockholders	(15,055)	(12,341)	(12,401)
Net change in treasury stock	(2,934)	(4,838)	(3,076)
Net cash provided	32,909	17,867	28,630

Increase (decrease) in cash	(3,410)	4,991	464
Cash at beginning of year	10,436	5,445	4,981
Cash at end of year	$7,026	$10,436	$5,445

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4	$—	$1
Income taxes	14,000	8,257	4,000
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

1. Nature of Operations and Significant Accounting Policies
Business
Kansas City Life Insurance Company is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. The Company offers a diversified portfolio of individual insurance, annuity, and group products through three life insurance companies. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries.
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
Immaterial Correction of Errors
During the second quarter of 2012, the Company identified an error in the presentation of treasury stock held for the benefit of the Company's deferred compensation plans. This treasury stock was previously recorded as a component of other assets but should have been recorded in stockholders' equity as treasury stock. Accordingly, the Company reclassified $6.2 million (188,621 shares) from other assets to treasury stock. This error had no material impact on net income in the current or prior reporting periods.
During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in a reduction to net periodic pension expense of $2.0 million before applicable income taxes and an after-tax increase of $1.3 million to net income and stockholders' equity. The excess amortization had been previously recorded during 2011. Please refer to Note 13 - Pensions and Other Postretirement Benefits for additional information.
Management has evaluated these errors both quantitatively and qualitatively, and concluded that these corrections were not material to the consolidated financial statements.
Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are the fair value of certain invested assets, DAC, VOBA, future policy benefits, policy and contract claim liabilities, pension and other postretirement benefits, and the valuation allowance on deferred income tax assets.
Business Changes
The Company has not had any significant business changes in the three years ended December 31, 2012.
Significant Accounting Policies
Presented below is a summary of significant accounting policies used by the Company.
Investments
Investment income is recognized when earned. Premiums and discounts on fixed maturity securities are amortized over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses on the sale of investments are determined on the basis of specific security identification recorded on the trade date. Unrealized gains and losses, net of adjustments to DAC, VOBA, policyholder account balances, future policy benefits, and deferred income taxes are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Unrealized gains and losses represent the difference between amortized cost and fair value on the valuation date. The adjustments to DAC and VOBA represent changes in the amortization of DAC and VOBA that would have been required as a charge or credit to income had such unrealized amounts been realized. The adjustments to policyholder account balances and future policy benefits represent the increase from using a discount rate that would have been required if such unrealized gains or losses had been realized and the proceeds reinvested at current market interest rates, which were lower than the then-current effective portfolio rate.

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
Valuation of Investments
The Company’s principal investments are in fixed maturity securities, mortgage loans, and real estate; all of which are exposed to three primary sources of investment risk: credit, interest rate, and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income. The unrealized gains or losses are recorded net of the adjustment to policyholder account balances, future policy benefits, and DAC to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. For additional information, please see Note 5 – Fair Value Measurements.
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
Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist primarily of office buildings, industrial warehouses, unimproved land for future development, and low income housing tax credit (LIHTC) investments. Real estate joint ventures are consolidated when required or are valued at cost, adjusted for the Company’s equity in earnings.
Policy loans are carried at cost, less principal payments received. Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.
Other-than-Temporary Impairments
The Company has a policy and process in place to identify securities and other assets that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events and other items that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts, asset quality, and cash flow projections as indicators of credit issues. For additional information, please see Note 4 - Investments.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides detail about future policy benefits at December 31.

	2012	2011
Life insurance	$616,355	$616,397
Immediate annuities and supplementary contracts with life contingencies	231,882	219,134
Total	848,237	835,531
Accident and health insurance	40,870	43,484
Total future policy benefits	$889,107	$879,015
Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts, and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges. Deferred front-end contract charges reduce policyholder account balance liabilities and increase the other policyholder funds liability. These policyholder account balances are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Front-end contract charges are deferred and amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.
Crediting rates for universal life insurance and fixed deferred annuity products ranged from 1.00% to 5.50% in 2012 (2011 – 1.50% to 5.50%; 2010 – 2.00% to 5.50%).
The following table provides detail about policyholder account balances at December 31,

	2012	2011
Universal life insurance	$943,649	$950,935
Fixed deferred annuities	1,130,032	1,082,324
Supplementary contracts without life contingencies	54,321	56,193
Policyholder account balances	$2,128,002	$2,089,452
Deferred Acquisition Costs (DAC)
DAC, principally agent commissions and other selling, selection, and issue costs, which are related directly to the successful acquisition of new or renewal insurance contracts, are capitalized as incurred.  At least annually, the Company reviews its DAC capitalization policy and the specific items which are capitalized with existing guidance. See Note 3 for discussion of the implementation of new accounting guidance adopted during 2012 related to the costs capitalized. These deferred costs for life insurance products are generally deferred and amortized over the premium paying period.  Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information about DAC at December 31.

	2012	2011	2010
Balance at beginning of year	$181,564	$192,943	$209,495
Capitalization of commissions, sales and issue expenses	36,919	34,140	37,017
Gross amortization	(39,786)	(45,730)	(38,896)
Accrual of interest	11,744	11,764	11,863
Amortization due to realized investment gains	(61)	(201)	(67)
Change in DAC due to unrealized investment gains	(14,105)	(11,352)	(26,469)
Balance at end of year	$176,275	$181,564	$192,943
Value of Business Acquired (VOBA)
When a new block of business is acquired or when an insurance company is purchased, a portion of the purchase price is allocated to a separately identifiable intangible asset, called VOBA. VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. VOBA is reported as a component of other assets with related amortization included in operating expenses. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. Similar to DAC, the assumptions regarding future experience can affect the carrying value of VOBA, including interest spreads, mortality, expense margins, and policy and premium persistency experience. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins, and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis. If it is determined that the assumptions related to the profit expectations for interest sensitive and variable insurance products should be revised, the impact of the change is reported in the current period’s income as an unlocking adjustment.
The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.
The following table provides information about VOBA at December 31.

	2012	2011	2010
Balance at beginning of year	$31,545	$49,271	$66,114
Gross amortization	(9,635)	(10,673)	(10,432)
Accrual of interest	2,595	3,197	3,654
Amortization due to realized investment (gains) losses	(74)	(169)	58
Change in VOBA due to unrealized investment gains	(3,266)	(10,081)	(10,123)
Balance at end of year	$21,165	$31,545	$49,271
The accrual of interest for Old American VOBA was calculated at a 7.0% rate for the accident and health block.  In 2012, interest accrued on the GuideOne VOBA was at the rates of 4.2% on the interest sensitive life block, 4.0% on the deferred annuity block, and 5.3% on the traditional life block.  The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion.  The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition. The amortization of VOBA was $1.9 million lower during 2012 compared to 2011, as the traditional life insurance block at the Old American segment became fully amortized at December 31, 2011. The expected amortization of VOBA each year over the next five years, 2013 through 2017, is $6,908, $6,054, $5,536, $5,069, and $4,619, respectively.
Unlocking and Refinements in Estimates
DAC and VOBA are reviewed on an ongoing basis to evaluate whether the unamortized portion exceeds the expected recoverable amounts. If it is determined from emerging experience that the premium margins or expected gross profits are insufficient to amortize DAC and VOBA, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period. Similarly, if future projections of estimated gross profits indicate improvements, the amortization of DAC and VOBA may be reduced and the balance adjusted.

At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. Management’s view primarily reflects Company experience but can also reflect

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The Company may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system enhancements. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to DAC, VOBA, and DRL in a manner similar to unlocking adjustments.
The following table summarizes the effects of the refinements in estimates on all products and unlocking of assumptions on interest sensitive products in the Consolidated Statements of Comprehensive Income for the years ended December 31.

	DAC	VOBA	DRL	Total
2012
Unlocking	$1,259	$(2,391)	$1,761	$629
Refinement in estimate	175	—	6	181
	$1,434	$(2,391)	$1,767	$810
2011
Unlocking	$9,722	$(939)	$(1,889)	$6,894
Refinement in estimate	(7,954)	—	153	(7,801)
	$1,768	$(939)	$(1,736)	$(907)
2010
Unlocking	$5,831	$—	$1,107	$6,938
Refinement in estimate	1,795	—	(922)	873
	$7,626	$—	$185	$7,811
Reinsurance
Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business.  The reinsurance arrangements have taken various forms over the years.  The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 15 - Reinsurance.
Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits, and policyholder account balances. All insurance related revenues, benefits, and expenses are reported net of reinsurance ceded. Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.
Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due. Premiums on accident and health, disability, and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided.
Deposits related to universal life, fixed deferred annuity contracts, and investment-type products are credited to policyholder account balances. Deposits are not recorded as revenue and are shown as a Financing Activity in the Consolidated Statements of Cash Flows. Revenues from such contracts consist of amounts assessed against policyholder account balances for mortality, policy administration, and surrender charges, and are recognized in the period in which the benefits and services are provided as contract charges in the Consolidated Statements of Comprehensive Income.

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
Contract Charges
Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues, and surrender charges on policyholder account balances. Cost of insurance relates to charges for mortality. These charges are applied to the excess of the mortality benefit over the account value for universal life policies. Expense loads are amounts that are assessed against the policyholder balance as consideration for origination and maintenance of the contract. Surrender charges are fees on policyholder account balances upon cancellation or withdrawal of policyholder account balances consistent with policy terms.
An additional component of contract charges is the recognition over time of the DRL for certain fixed and variable universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Comprehensive Income in a manner similar to the amortization of DAC.
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
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest sensitive life and annuity contracts provide for the payment of interest credited to policyholder account balances, subject to contractual minimum guaranteed rates. Amounts in excess of guarantees are credited at the discretion of the Company and reflect competitive, economic, investment and product considerations. Interest credited shown on the Company's financial statements reflects both the rates declared for interest sensitive products and the amount of the balances to which those rates apply. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances.
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
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments) net of adjustments to DAC, VOBA, policyholder account balances, and future policy benefits. In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax. For additional information, please see Note 16 – Comprehensive Income.

Participating Policies
The Company has some insurance contracts where the policyholder is entitled to share in the earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2012 approximated 3% of statutory premiums and 4% of the life insurance in force. The amount of dividends to be paid is determined annually by the Company's Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Additional provisions have been made for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.
2. New Accounting Pronouncements
Accounting Pronouncements Adopted During 2012
In October 2010, the FASB issued guidance that modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. This guidance became effective for interim and annual periods beginning after December 15, 2011, with either prospective or retrospective application permitted. The Company adopted this new guidance prospectively on January 1, 2012. Please see Note 3 - Change in Accounting Principle and Change in Accounting Estimate for additional information.

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
The Company prospectively adopted Accounting Standards Update (ASU) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. This guidance modifies the types of costs incurred by insurance entities that can be capitalized when issuing or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as incremental or directly related to the successful acquisition of new or renewal contracts. In addition, certain costs related directly to acquisition activities performed by the insurer, such as underwriting and policy issuance, are also deferrable. This guidance also defines the considerations for the deferral of direct-response advertising costs.
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
The amount of acquisition costs capitalized during 2012 was $36.9 million. The acquisition costs that would have been capitalized during 2012 if the Company's previous policy had been applied during that period was $34.0 million. Thus, the adoption of this guidance resulted in an increase of $2.9 million in the amount of acquisition costs capitalized during 2012. After consideration of amortization, the net result of the adoption of ASU No. 2010-26 was an increase of $2.6 million in pretax earnings in 2012.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

expense in the third quarter of 2012. The Company evaluated the impact of the change in future depreciation and determined that this change in accounting estimate will not materially impact future comparisons.

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,774	$14,302	$25	$136,051
Federal agencies [1]	22,070	3,999	—	26,069
Federal agency issued
residential mortgage-backed securities [1]	83,608	8,381	4	91,985
Subtotal	227,452	26,682	29	254,105
Corporate obligations:
Industrial	494,615	51,645	377	545,883
Energy	188,790	22,473	14	211,249
Communications and technology	198,332	23,283	15	221,600
Financial	287,854	27,487	1,467	313,874
Consumer	476,913	49,395	70	526,238
Public utilities	246,389	39,840	102	286,127
Subtotal	1,892,893	214,123	2,045	2,104,971
Corporate private-labeled residential mortgage-backed securities	144,852	4,033	754	148,131
Municipal securities	140,843	27,141	—	167,984
Other	106,442	6,494	8,192	104,744
Redeemable preferred stocks	7,984	266	44	8,206
Fixed maturity securities	2,520,466	278,739	11,064	2,788,141
Equity securities	18,195	1,956	90	20,061
Total	$2,538,661	$280,695	$11,154	$2,808,202

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2011.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$120,593	$13,856	$12	$134,437
Federal agencies [1]	22,401	3,480	—	25,881
Federal agency issued
residential mortgage-backed securities [1]	109,738	9,901	2	119,637
Subtotal	252,732	27,237	14	279,955
Corporate obligations:
Industrial	444,030	43,710	860	486,880
Energy	152,580	19,131	—	171,711
Communications and technology	184,983	16,566	156	201,393
Financial	308,813	15,155	5,890	318,078
Consumer	452,962	43,788	263	496,487
Public utilities	259,609	38,094	1,366	296,337
Subtotal	1,802,977	176,444	8,535	1,970,886
Corporate private-labeled residential mortgage-backed securities	167,666	1,856	12,620	156,902
Municipal securities	150,267	18,316	61	168,522
Other	100,315	3,576	9,235	94,656
Redeemable preferred stocks	11,735	226	740	11,221
Fixed maturity securities	2,485,692	227,655	31,205	2,682,142
Equity securities	34,951	1,873	135	36,689
Total	$2,520,643	$229,528	$31,340	$2,718,831

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$108,125	$110,257	$79,651	$81,212
Due after one year through five years	667,743	735,257	599,904	639,706
Due after five years through ten years	972,886	1,086,082	946,752	1,045,645
Due after ten years	459,279	521,714	486,126	532,927
Securities with variable principal payments	304,448	326,625	361,524	371,431
Redeemable preferred stocks	7,985	8,206	11,735	11,221
	$2,520,466	$2,788,141	$2,485,692	$2,682,142
Unrealized Losses on Investments
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

•
The financial position of the issuer, including the current and future impact of any specific events, material declines in the issuer’s revenues, margins, cash positions, liquidity issues, asset quality, debt levels, and income results;

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

•
The risk that fraudulent, inaccurate, or misleading information could be provided to the Company’s credit, investment, and accounting professionals who determine the fair value estimates and accounting treatment for securities;

•	The risk that actions of trustees, custodians, or other parties with interests in the security may have an unforeseen adverse impact on the Company’s investments;

•	The risk that new information obtained by the Company or changes in other facts and circumstances may lead the Company to change its intent to sell the security before it recovers in value;

•	The risk that facts and circumstances change such that it becomes more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis; and

•	The risk that the methodology or assumptions used to develop estimates of the portion of impairments due to credit prove, over time, to be inaccurate or insufficient.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified and tested 21 and 17 non-U.S. Agency mortgage-backed securities that had such indications at December 31, 2012 and December 31, 2011, respectively. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.
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
Significant unrealized losses on securities can continue for extended periods of time, particularly for certain individual securities. While this can be an indication of potential credit impairments, it can also be an indication of illiquidity in a particular sector or security. In addition, the fair value of an individual security can be heavily influenced by the complexities of varying market sentiment or uncertainty regarding the prospects for an individual security. This has been the situation in several sectors in recent years, most notably in the non-U.S. Agency mortgage-backed securities market. Based upon the process described above, the Company is best able to determine if and to what extent credit impairment may exist in these securities by performing present value calculations of projected future cash flows at the conclusion of each reporting period. By reviewing the most recent data available regarding the security and other relevant industry and market factors, the Company can modify assumptions used in the cash flow projections and determine the best estimate of the portion of any impairment that is due to credit at the conclusion of each period.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2012.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$1,328	$18	$661	$7	$1,989	$25
Federal agency issued residential mortgage-backed securities [1]	124	3	292	1	416	4
Subtotal	1,452	21	953	8	2,405	29
Corporate obligations:
Industrial	28,866	377	—	—	28,866	377
Energy	1,982	14	—	—	1,982	14
Communications and technology	2,709	15	—	—	2,709	15
Financial	—	—	8,241	1,467	8,241	1,467
Consumer	17,143	70	—	—	17,143	70
Public utilities	11,584	102	—	—	11,584	102
Subtotal	62,284	578	8,241	1,467	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	—	—	14,050	754	14,050	754
Municipal securities	—	—	—	—	—	—
Other	—	—	41,895	8,192	41,895	8,192
Redeemable preferred stocks	—	—	1,511	44	1,511	44
Fixed maturity securities	63,736	599	66,650	10,465	130,386	11,064
Equity securities	—	—	273	90	273	90
Total	$63,736	$599	$66,923	$10,555	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2011.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$—	$—	$959	$12	$959	$12
Federal agency issued residential mortgage-backed securities [1]	649	—	294	2	943	2
Subtotal	649	—	1,253	14	1,902	14
Corporate obligations:
Industrial	25,455	860	—	—	25,455	860
Communications and technology	7,239	156	—	—	7,239	156
Financial	51,273	2,107	16,402	3,783	67,675	5,890
Consumer	11,765	119	3,689	144	15,454	263
Public utilities	4,710	344	11,152	1,022	15,862	1,366
Subtotal	100,442	3,586	31,243	4,949	131,685	8,535
Corporate private-labeled residential mortgage-backed securities	41,734	2,668	61,864	9,952	103,598	12,620
Municipal securities	—	—	3,909	61	3,909	61
Other	9,257	921	47,146	8,314	56,403	9,235
Redeemable preferred stocks	2,939	115	3,056	625	5,995	740
Fixed maturity securities	155,021	7,290	148,471	23,915	303,492	31,205
Equity securities	69	104	1,054	31	1,123	135
Total	$155,090	$7,394	$149,525	$23,946	$304,615	$31,340

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At December 31, 2012, the Company had 43 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 25 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 15 security issues were below cost for three years or more. At December 31, 2011, the Company had 85 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 46 security issues were below cost for less than one year; ten security issues were below cost for one year or more and less than three years; and 29 security issues were below cost for three years or more.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2012		2011
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$4,141	$2	$2,953	$48
Due after one year through five years	8,038	45	42,416	2,120
Due after five years through ten years	43,335	578	64,772	2,616
Due after ten years	58,895	9,637	82,816	13,060
Total	114,409	10,262	192,957	17,844
Securities with variable principal payments	14,466	758	104,540	12,621
Redeemable preferred stocks	1,511	44	5,995	740
Total	$130,386	$11,064	$303,492	$31,205
The Company held one non-income producing security with a carrying value of $1.9 million million at December 31, 2012 (2011 – two securities with a carrying value of $3.2 million). This security was previously written down due to other-than-temporary impairments and placed on non-accrual status.
The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2012 or December 31, 2011.
No derivative financial instruments were held during the three years ended December 31, 2012.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income for the years ended December 31.

	2012	2011
Credit losses on securities held at beginning of year in accumulated other comprehensive income	$13,559	$11,567
Additions for credit losses not previously recognized in other-than-temporary impairment	30	747
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	1,688	1,262
Reductions for securities sold during the period (realized)	—	—
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(17)	(17)
Credit losses on securities held at the end of year in accumulated other comprehensive income	$15,260	$13,559
The following table provides the net unrealized gains (losses) reported in accumulated other comprehensive income (loss) on the Company's investments in securities available for sale, at December 31.

	2012	2011	2010
Net unrealized gains	$269,541	$198,188	$110,191
Amounts resulting from:
DAC and VOBA	(74,342)	(56,971)	(35,538)
Future policy benefits	(29,075)	(15,903)	(7,101)
Policyholder account balances	(1,135)	(578)	(329)
Deferred income taxes	(57,745)	(43,657)	(23,528)
Total	$107,244	$81,079	$43,695
Investment Revenues
The following table provides investment revenues by major category for the years ended December 31.

	2012	2011	2010
Net investment income:
Fixed maturity securities	$132,578	$136,534	$140,600
Equity securities	1,684	267	1,636
Mortgage loans	38,189	38,089	31,261
Real estate	9,475	7,685	6,840
Policy loans	5,433	5,626	5,827
Short-term investments	7	45	177
Other	244	486	652
Total	187,610	188,732	186,993
Less investment expenses	(11,456)	(11,504)	(11,134)
Net investment income	$176,154	$177,228	$175,859

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Realized Gains (Losses)
The following table provides realized investment gains (losses) by major category for the years ended December 31.

	2012	2011	2010
Realized investment gains (losses):
Fixed maturity securities	$1,407	$3,409	$542
Equity securities	(165)	4	2
Real estate	18,046	—	—
Mortgage loans	(717)	99	—
	18,571	3,512	544
Amortization of DAC and VOBA	(135)	(370)	(9)
	$18,436	$3,142	$535
The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2012	2011	2010
Gross gains resulting from:
Sales of investment securities	$2,670	$3,945	$2,545
Investment securities called and other	3,806	3,519	2,139
Sales of real estate	18,884	—	—
Total gross gains	25,360	7,464	4,684
Gross losses resulting from:
Sales of investment securities	(2,651)	(1,666)	(67)
Investment securities called and other	(865)	(376)	(253)
Mortgage loans	(220)	(3)	—
Impairment losses on real estate	(838)	—	—
Total gross losses	(4,574)	(2,045)	(320)
Change in allowance for potential future losses on mortgage loans	(497)	102	—
Amortization of DAC and VOBA	(135)	(370)	(9)
Net realized investment gains, excluding other-than-temporary impairment losses	20,154	5,151	4,355

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(2,526)	(2,952)	(4,129)
Portion of loss recognized in other comprehensive income	808	943	309
Net other-than-temporary impairment losses recognized in earnings	(1,718)	(2,009)	(3,820)
Net realized investment gains	$18,436	$3,142	$535
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the three years ended December 31.

	2012	2011	2010
Proceeds	$99,371	$61,494	$82,025

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Mortgage Loans
Investments in mortgage loans totaled $674.0 million at December 31, 2012 ($601.9 million - December 31, 2011). The Company's mortgage loans are mostly secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.3 million at December 31, 2012 ($2.8 million - December 31, 2011). Management's periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical experience, industry data, current economic conditions, and other relevant factors. Please see Note 6 - Financing Receivables for additional information. Four mortgage loans have been foreclosed upon and transferred to real estate investments during the past three years. Two of the foreclosed loans resulted in recognition of impairment losses to the Company, as their fair values were less than the carrying values. Also, there were three delinquent mortgage loans at December 31, 2012 (three at December 31, 2011), although payment was subsequently received on one loan in January 2013 to bring this loan current. A fifth mortgage default occurred in the third quarter of 2012, and this loan is in the process of foreclosure. The Company does not hold mortgage loans to any single borrower that exceed 5% of stockholders' equity.

At December 31, 2012, the Company had 18% of its invested assets in commercial mortgage loans, up from 17% at December 31, 2011. New commercial loans were $178.7 million, $132.9 million and $140.8 million for 2012, 2011 and 2010, respectively. The level of new commercial mortgage loans in any year is influenced by market conditions, as the Company responds to changes in interest rates, available spreads, and borrower demand.

In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 92 new loans to the portfolio during 2012 and 76 or 83% of these loans had some amount of recourse requirement. A total of 40 new loans or $122.4 million were purchased from institutional lenders during 2012. At December 31, 2012, 35% of the Company's commercial mortgage portfolio had been acquired rather than originated by the Company. The purchased loans are generally seasoned performing loans having characteristics of property type, geographical diversification, term, underwriting and cash flows that are similar to the Company's portfolio of originated loans. The average loan to value ratio for the overall portfolio was 47% at December 31, 2012, up from 46% at December 31, 2011. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired. The average loan balance was approximately $1.6 million at December 31, 2012 and December 31, 2011. The Company has certain mortgage loans that had an unamortized premium balance of $3.6 million, as of December 31, 2012 ($0.8 million - December 31, 2011).

The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at December 31.

	2012	2011
Principal outstanding	$677,380	$604,772
Allowance for potential future losses	(3,346)	(2,849)
Carrying value	$674,034	$601,923

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table summarizes the amount of mortgage loans held by the Company at December 31, 2012 and 2011, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	2012	% of Total	2011	% of Total
Prior to 2002	$4,122	1%	$11,669	2%
2002	12,715	2%	16,768	3%
2003	32,136	5%	42,112	7%
2004	19,699	3%	29,966	5%
2005	32,666	5%	54,802	9%
2006	39,321	6%	42,676	7%
2007	31,484	5%	35,323	6%
2008	35,747	5%	44,285	7%
2009	41,691	6%	50,574	8%
2010	90,236	13%	133,684	22%
2011	130,590	19%	142,913	24%
2012	206,973	30%	—	—%
Total	$677,380	100%	$604,772	100%

The following table identifies mortgage loans by geographic location at December 31.

	2012	% of Total	2011	% of Total
Pacific	$183,198	27%	$138,529	23%
West north central	106,004	16%	130,481	22%
West south central	110,336	16%	98,036	16%
Mountain	95,626	14%	82,029	14%
South atlantic	61,815	9%	63,125	10%
Middle atlantic	48,523	7%	42,112	7%
East north central	55,938	8%	30,482	5%
East south central	15,940	3%	19,978	3%
	$677,380	100%	$604,772	100%
The following table identifies the concentration of mortgage loans by state greater than 5% at December 31.

	2012	% of Total	2011	% of Total
California	$156,032	23%	$117,261	19%
Texas	100,307	15%	84,724	14%
Minnesota	63,402	9%	64,952	11%
Florida	36,521	5%	31,310	5%
All others	321,118	48%	306,525	51%
	$677,380	100%	$604,772	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table identifies mortgage loans by property type at December 31. The Other category consists of apartments and retail properties.

	2012	% Total	2011	% Total
Industrial	$298,611	44%	$251,839	42%
Office	261,075	39%	243,885	40%
Medical	48,824	7%	43,089	7%
Other	68,870	10%	65,959	11%
	$677,380	100%	$604,772	100%
The table below identifies mortgage loans by maturity at December 31.

	2012	% of Total	2011	% of Total
Due in one year or less	$29,663	4%	$2,356	—%
Due after one year through five years	195,336	29%	153,822	25%
Due after five years through ten years	282,453	42%	255,615	42%
Due after ten years	169,928	25%	192,979	33%
	$677,380	100%	$604,772	100%
The table below identifies the commercial mortgage portfolio by current loan balance at years ending December 31.

	2012	% of Total	2011	% of Total
$5 million or greater	$136,396	20%	$89,352	15%
$4 million to less than $5 million	48,041	7%	36,625	6%
$3 million to less than $4 million	58,692	9%	78,899	13%
$2 million to less than $3 million	146,279	21%	124,636	21%
$1 million to less than $2 million	181,745	27%	182,467	30%
Less than $1 million	106,227	16%	92,793	15%
	$677,380	100%	$604,772	100%
The table below identifies the commercial mortgage portfolio by current loan balance as a percentage of value at the time of origination at December 31.

	2012	% of Total	2011	% of Total
70% or greater	$56,611	8%	$34,010	6%
50% to 69%	383,573	57%	315,633	52%
Less than 50%	237,196	35%	255,129	42%
	$677,380	100%	$604,772	100%
The concentration in California, along with other states included in the pacific region, exposes the Company to potential losses from a regional economic downturn and certain catastrophes, such as earthquakes and fires, that may affect certain areas of the region. The Company requires borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. The Company diversifies its commercial mortgage loan portfolio both geographically and by property type to reduce certain catastrophic and economic exposure. However, diversification may not always sufficiently mitigate the risk of such losses. Historically, the delinquency rate of the Company's pacific region commercial mortgage loans has been substantially below the industry average and consistent with the Company's experience in other regions. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans. However, the Company does consider structural information specific to each property, as well as the potential for earthquake loss if the property lies within areas believed by the Company to be seismically active submarkets. The Company does not expect catastrophe or earthquake damage or economic downturn in the

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

pacific region that may occur to have a material adverse effect on its business, financial position, results of operations, or cash flows. However, the Company cannot provide assurance that such risks could not have such material adverse effects.
Under the laws of certain states, environmental contamination of a property may result in a lien on the property to secure recovery of the costs of cleanup. In some states, such a lien has priority over the lien of an existing mortgage against such property. As a commercial mortgage lender, the Company customarily conducts environmental assessments prior to making commercial mortgage loans secured by real estate and before taking title on real estate. Based on the Company's environmental assessments, the Company believes that any compliance costs associated with environmental laws and regulations or any remediation of affected properties would not have a material adverse effect on the Company's business, financial position, results of operations, or cash flows. However, the Company cannot provide assurance that material compliance costs will not be incurred.
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $31.6 million and $0.8 million during the years ended December 31, 2012 and 2011, respectively.
In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower's failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 21 - Commitments.
At December 31, 2012, the Company had a construction-to-permanent loan commitment in the amount of $2.8 million, and $2.5 million had been disbursed on this loan. At completion and fulfillment of occupancy requirements, the construction loan will convert to a long-term, fixed-rate permanent loan.
Real Estate
Investments in real estate totaled $124.7 million at December 31, 2012 ($128.0 million at December 31, 2011). The table below provides information concerning the Company's real estate investments by major category at December 31.

	2012	2011
Land	$23,051	$18,914
Buildings	84,142	81,568
Less accumulated depreciation	(28,322)	(29,431)
Real estate, commercial	78,871	71,051
Real estate, joint ventures	45,871	56,911
Total	$124,742	$127,962
Investment real estate is depreciated on a straight-line basis over periods ranging from 3 to 60 years. The Company had $53.5 million in real estate sales during 2012.
The Company had non-income producing real estate of $11.3 million, consisting of vacant properties and properties under development, at December 31, 2012 (2011 - $10.5 million).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The Company categorizes its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:
Level 1 - Valuations are based upon quoted prices for identical instruments traded in active markets.
Level 2 - Valuations are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Valuations are obtained from third-party pricing services or inputs that are observable or derived principally from or corroborated by observable market data.
Level 3 - Valuations are generated from techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models, spread-based models, and similar techniques, using the best information available in the circumstances.
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
Cash and Short-Term Financial Assets
Short-term financial assets include cash and other short-term investments. Cash is categorized as Level 1. Other short-term assets are invested in institutional money market funds. These assets are categorized as Level 2, as the valuation is based upon the net asset value (NAV) of the fund.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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

Determination of Fair Value
The determination of the fair value of the Company's fixed maturity and equity securities is the responsibility of the Company's investment accounting group, which reports to the Principal Accounting Officer. This group manages and creates the policies and processes used to determine the fair value for these assets. This group employs third-party pricing services and obtains selected support from the Company's portfolio managers in order to achieve results for this multi-tiered process. All prices are reviewed by the investment accounting group. The financial reporting group, the Principal Accounting Officer, and the Chief Financial Officer also review the fair value methodologies and the fair values that are obtained each quarter. The results of these reviews are made known to the Company's Disclosure Committee and to the Company's Audit Committee. In addition, any significant policy or process changes made during the quarter are also discussed with the Company's Audit Committee.
The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At December 31, 2012, approximately 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities. At December 31, 2012, the Company obtained prices for five securities from brokers and internally determined the prices for 19 securities. At December 31, 2011, the Company obtained prices for five securities from brokers and internally determined prices for 15 securities.
Each quarter, the Company evaluates the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value within the macro-economic environment, sector factors, and overall pricing trends and expectations. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service's methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Finally, the Company also performs additional evaluations when individual prices fall outside tolerance levels when comparing prices received from third-party pricing services. At December 31, 2012, the Company had minimal occurrences where it used a price other than identified in its pricing policy, and the impact was not material to the consolidated financial statements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The Company’s own estimates of fair value of fixed maturity and equity securities may be derived in a number of ways, including but not limited to: 1) pricing provided by brokers, where the price indicates reliability as to value; 2) fair values of comparable securities, incorporating a spread adjustment for maturity differences, collateralization, credit quality, liquidity, and other items, if applicable; 3) discounted cash flow models and margin spreads; 4) bond yield curves; 5) observable market prices and exchange transaction information not provided by external pricing services; and 6) statement values provided to the Company by fund managers.
The determination of the value of the Company's liabilities that are reported at fair value in the financial statements is the responsibility of the Company's valuation actuary group, which reports to the Company's Senior Vice President and Actuary. This group manages and creates the policies and processes used to determine the fair value for these liabilities. Methodologies used include internal assumptions and third-party inputs to derive a value, including a risk-neutral option pricing model that incorporates a third-party-developed index that is consistent with the attributes of the product and provides for an approximate match of the volatility measure with the expected life of the underlying contracts. The fair value methodologies and the fair values are reviewed by the Senior Vice President and Actuary, the Principal Accounting Officer, and the Chief Financial Officer. The results of these reviews are made known to the Company's Disclosure Committee and to the Company's Audit Committee. In addition, any significant policy or process changes made are also discussed with the Company's Audit Committee.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis December 31,

	2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,698	$120,544	$2,809	$136,051
Federal agencies [1]	—	26,069	—	26,069
Federal agency issued residential mortgage-backed securities [1]	—	91,985	—	91,985
Subtotal	12,698	238,598	2,809	254,105
Corporate obligations:
Industrial	—	542,561	3,322	545,883
Energy	—	208,887	2,362	211,249
Communications and technology	—	221,600	—	221,600
Financial	—	302,690	11,184	313,874
Consumer	—	509,953	16,285	526,238
Public utilities	—	286,127	—	286,127
Subtotal	—	2,071,818	33,153	2,104,971
Corporate private-labeled residential mortgage-backed securities	—	148,131	—	148,131
Municipal securities	—	163,661	4,323	167,984
Other	—	98,896	5,848	104,744
Redeemable preferred stocks	8,206	—	—	8,206
Fixed maturity securities	20,904	2,721,104	46,133	2,788,141
Equity securities	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,080)	$(1,080)
Total	$—	$—	$(1,080)	$(1,080)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,876	$118,130	$3,431	$134,437
Federal agencies [1]	—	25,881	—	25,881
Federal agency issued residential mortgage-backed securities [1]	—	119,637	—	119,637
Subtotal	12,876	263,648	3,431	279,955
Corporate obligations:
Industrial	—	486,380	500	486,880
Energy	—	169,342	2,369	171,711
Communications and technology	—	201,393	—	201,393
Financial	—	307,464	10,614	318,078
Consumer	—	474,553	21,934	496,487
Public utilities	—	296,337	—	296,337
Subtotal	—	1,935,469	35,417	1,970,886
Corporate private-labeled residential mortgage-backed securities	—	156,902	—	156,902
Municipal securities	—	163,611	4,911	168,522
Other	—	94,656	—	94,656
Redeemable preferred stocks	11,221	—	—	11,221
Fixed maturity securities	24,097	2,614,286	43,759	2,682,142
Equity securities	2,216	33,350	1,123	36,689
Total	$26,313	$2,647,636	$44,882	$2,718,831
Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(187)	$(187)
Total	$—	$—	$(187)	$(187)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level at December 31.

	2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,904	$2,676,943	$—	$2,697,847
Priced from independent broker quotations	—	44,161	—	44,161
Priced from internal matrices and calculations	—	—	46,133	46,133
Subtotal	20,904	2,721,104	46,133	2,788,141
Equity securities available for sale:
Priced from external pricing services	1,336	7,254	—	8,590
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,216	1,255	11,471
Subtotal	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

	2011
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$24,097	$2,582,617	$—	$2,606,714
Priced from independent broker quotations	—	31,669	—	31,669
Priced from internal matrices and calculations	—	—	43,759	43,759
Subtotal	24,097	2,614,286	43,759	2,682,142
Equity securities available for sale:
Priced from external pricing services	2,216	7,444	—	9,660
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	25,906	1,123	27,029
Subtotal	2,216	33,350	1,123	36,689
Total	$26,313	$2,647,636	$44,882	$2,718,831
Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

	2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	109	—	109	(1,228)
Included in other comprehensive income	(160)	132	(28)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	1,592
Sales	—	—	—	—
Other dispositions	(5,406)	—	(5,406)	(1,257)
Transfers into Level 3	7,831	—	7,831	—
Transfers out of Level 3	—	—	—	—
Ending balance	$46,133	$1,255	$47,388	$(1,080)

Net unrealized gains	$(172)	$132	$(40)

	2011
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$55,801	$1,180	$56,981	$(2,799)
Included in earnings	11	92	103	2,500
Included in other comprehensive income	1,385	51	1,436	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	163
Sales	—	—	—	—
Other dispositions	(2,977)	(200)	(3,177)	(51)
Transfers into Level 3	8,640	—	8,640	—
Transfers out of Level 3	(19,101)	—	(19,101)	—
Ending balance	$43,759	$1,123	$44,882	$(187)

Net unrealized gains	$1,401	$105	$1,506
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents quantitative information about material Level 3 fair value measurements as of December 31, 2012.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (in basis points)	Weighted Average of Range

Fixed maturity securities	$46,133	Market comparable	Spread adjustment	69-387	179
The Company's primary category of Level 3 fair values is fixed maturity securities, totaling $46.1 million as of December 31, 2012. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.2 million as of December 31, 2012.
Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company's financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.
The table below is a summary of fair value estimates at December 31 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below do not represent, and should not be construed to represent, the underlying value to the Company.

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,788,141	$2,788,141	$2,682,142	$2,682,142
Equity securities available for sale	20,061	20,061	36,689	36,689
Mortgage loans	674,034	722,098	601,923	642,905
Policy loans	77,133	77,133	80,375	80,375
Short-term financial assets	31,928	31,928	59,752	59,752
Separate account assets	340,093	340,093	316,609	316,609

Liabilities:
Individual and group annuities	1,130,032	1,108,987	1,082,324	1,062,407
Supplementary contracts without life contingencies	54,321	53,389	56,193	54,824
Separate account liabilities	340,093	340,093	316,609	316,609
Other policyholder funds - GMWB	(1,080)	(1,080)	(187)	(187)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at December 31.

	2012	2011
Receivables:
Agent receivables, net (allowance 2012 - $2,261; 2011 - $2,226)	$1,697	$1,708
Investment-related financing receivables:
Mortgage loans, net (allowance 2012 - $3,346; 2011 - $2,849)	674,034	601,923
Total financing receivables	$675,731	$603,631
The following table details the activity of the allowance for uncollectible accounts on agent receivables at December 31.

	2012	2011
Beginning of year	$2,226	$644
Additions	229	1,724
Deductions	(194)	(142)
End of period	$2,261	$2,226
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at December 31.

	2012	2011
Mortgage loans collectively evaluated for impairment	$622,381	$603,952
Mortgage loans individually evaluated for impairment	54,999	820
Allowance for potential future losses	(3,346)	(2,849)
Carrying value	$674,034	$601,923
The following table details the activity of the allowance for potential future losses on mortgage loans at December 31.

	2012	2011
Beginning of year	$2,849	$3,410
Provision	497	—
Deductions	—	(561)
End of period	$3,346	$2,849
Agent Receivables
The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $4.0 million as of December 31, 2012 and the Company had an allowance for doubtful accounts totaling $2.3 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2011. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

•
Agent specific loans. At December 31, 2012, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million. As of December 31, 2011, agent specific loans totaled $0.8 million with an allowance for doubtful accounts of $0.2 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.9 million, with an allowance for doubtful accounts of $2.0 million as of December 31, 2012. Gross agent receivables totaled $3.1 million and the allowance for doubtful accounts was $2.0 million as of December 31, 2011.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Mortgage Loans
The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less of an allowance for potential future losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on a non-accrual status.
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
Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 4 - Investments, as are geographic distributions for both regional and significant state concentrations. These measures are also supplemented with various other analytics to provide additional information concerning potential impairment of mortgage loans and management's assessment of financing receivables.
The following table presents an aging schedule for delinquent payments for both principal and interest at December 31, 2012 and December 31, 2011, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2012
Industrial	$—	$—	$—	$—	$—
Office	3,071	9	—	66	75
Medical	2,982	—	—	135	135
Other	—	—	—	—	—
Total	$6,053	$9	$—	$201	$210

December 31, 2011
Industrial	$—	$—	$—	$—	$—
Office	816	13	—	—	13
Medical	7,019	75	—	—	75
Other	—	—	—	—	—
Total	$7,835	$88	$—	$—	$88
As of December 31, 2012, there were three mortgage loans that were 30 days or more past due, including one 90 days past due and one 120 days past due. The loan that was 120 days past due is in the process of foreclosure. Subsequently, payment was received on two of the three delinquent loans and one was brought current in January 2013. At December 31, 2011, there were three mortgage loans that were 30 days past due. Subsequently, payment was received on all of these loans and they were brought current in January 2012.
The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.3 million at December 31, 2012 and $2.8 million at December 31, 2011.
The allowance for potential future losses is monitored and evaluated at multiple levels with a process that includes, but is not limited to, the factors presented below. Generally, the Company establishes the allowance for potential future losses using the collectively evaluated impairment methodology for an overall portfolio level and then specifically identifies an allowance for

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

potential future losses on loans that contain elevated risk profiles. If the Company determines through its evaluation that a loan has an elevated specific risk profile, it then individually assesses the loan’s risk profile and assigns a specific allowance value based on many factors, including those identified below.
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
As part of the Company’s process of monitoring impairments on loans, there are a number of significant risks and uncertainties inherent in this process. These risks include, but are not limited to:

•	The risk that the Company’s assessment of a borrower to meet all of its contractual obligations will change based on changes in the credit characteristics of the borrower or property;

•	The risk that the economic outlook will be worse than expected or have more of an impact on the borrower than anticipated;

•	The risk that the performance of the underlying property could deteriorate in the future;

•	The risk that fraudulent, inaccurate, or misleading information could be provided to the Company;

•	The risk that the methodology or assumptions used to develop estimates of the portion of the impairment of the loan prove over time to be inaccurate; and

•	The risk that other facts and circumstances change such that it becomes more likely than not that the Company will not obtain all of it contractual payments.
The allowance for potential future losses increased $0.5 million during 2012 due to the Company's evaluation of the portfolio's risk profile and expected ongoing performance.
To the extent the Company's review and valuation determines a loan is impaired, that amount is charged to the allowance for potential future losses and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value, less selling costs, or book value of the property with a charge to the allowance and a corresponding reduction to the mortgage loan asset.
Over the past three years, the Company has had five mortgage loan maturity defaults. One loan was foreclosed in the first quarter of 2012, two in the fourth quarter of 2011, and one in the fourth quarter of 2010. The foreclosure in the first quarter of 2012 resulted in an impairment of $0.2 million. One of the 2011 loan defaults resulted in an impairment of $0.5 million. The second loan default in 2011 and the 2010 loan default did not result in an impairment based upon the Company’s assessment of fair value of the property being greater than the loan value. The fifth loan default, which occurred in the third quarter of 2012, is currently in the process of foreclosure. The Company had no troubled loans that were restructured or modified in 2012, 2011, or 2010.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
Investments in the affordable housing and real estate joint ventures are interests that will absorb portions of the VIE's expected losses or receive portions of expected residual returns of the VIE's net assets exclusive of variable interests. The Company makes an initial assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE's economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity's equity investment at risk, decision-making abilities, obligations to absorb economic risks, and the right to receive economic rewards of the entity; and the extent to which the Company shares in the VIE's expected losses and residual returns.
Most of the Company’s investment interests in VIEs not in the form of a fixed-rate senior mortgage debt investment are recorded using the equity method, with cash distributions from the VIE and cash contributions to the VIE recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Comprehensive Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment.
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at December 31, 2012 and December 31, 2011. The table includes investments in seven real estate joint ventures and 26 affordable housing real estate joint ventures at December 31, 2012 and investments in eleven real estate joint ventures and 27 affordable housing real estate joint ventures at December 31, 2011.

	2012		2011
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,440	$22,440	$35,551	$35,551
Affordable housing real estate joint ventures	22,704	60,527	20,749	61,124
Total	$45,144	$82,967	$56,300	$96,675
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
At December 31, 2012 and 2011, the Company had unfunded commitments of $1.3 million and $7.0 million, respectively. In 2012, there were $0.3 million of mortgage loan commitments outstanding to the real estate joint venture VIEs and $0.6 million in 2011. Unfunded equity commitments for the development of properties owned were $1.0 million and $6.4 million in 2012 and 2011, respectively. The loan commitments are included in Note 21 to Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

In addition, the maximum exposure to loss on affordable housing joint ventures at December 31, 2012 and 2011 includes $14.1 million and $13.2 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
8. Property and Equipment
Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information at December 31.

	2012	2011
Land	$766	$766
Home office complex	20,828	20,776
Furniture and equipment	45,308	45,558
	66,902	67,100
Accumulated depreciation	(48,559)	(44,429)
	$18,343	$22,671

During 2012, the Company completed a change in accounting estimate related to a long-lived asset. This asset concluded its initial depreciation schedule in the third quarter of 2012. The Company reassessed this asset and its ongoing use and determined that it has a useful life greater than estimated at the time of its initial implementation. The Company also established an updated residual value, consistent with a longer use of the asset. Please see Note 3 - Change in Accounting Principle and Change in Accounting Estimate for additional information. Depreciation expense totaled $5.1 million in 2012 (2011 - $1.5 million; 2010 - $1.5 million).

9. Separate Accounts
Separate account assets and liabilities arise from the sale of variable universal life insurance and variable annuity products. The separate account represents funds segregated for the benefit of certain policyholders who bear the investment risk. The assets are legally segregated and are not subject to claims which may arise from any other business of the Company. The separate account assets and liabilities, which are equal, are recorded at fair value based upon net asset value (NAV). Policyholder account deposits and withdrawals, investment income, and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Comprehensive Income. Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees, and mortality and risk charges.
The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2012	2011	2010
Balance at beginning of year	$316,609	$339,029	$312,824
Deposits on variable policyholder contracts	33,748	33,139	36,062
Transfers to general account	(5,082)	(5,282)	(7,177)
Investment performance	43,399	(2,180)	43,096
Policyholder benefits and withdrawals	(35,799)	(35,285)	(33,066)
Contract charges	(12,782)	(12,812)	(12,710)
Balance at end of year	$340,093	$316,609	$339,029
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $102.5 million at December 31, 2012 (2011 - $86.6 million) and the guarantee liability was $(1.1) million at December 31, 2012 (2011 - $(0.2)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
The total separate account assets were $340.1 million at December 31, 2012 (2011 - $316.6 million). Variable universal life and variable annuity assets comprised 29% and 71% of this amount, respectively in both 2012 and 2011.
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
At December 31, 2012, separate account balances for variable annuity contracts were $243.1 million. The total reserve held for variable annuity GMDB was $0.1 million (December 31, 2011 - $0.2 million). Additional information related to the GMDB and related separate account balances and net amount at risk (the amount by which the GMDB exceeds the account balance) as of December 31, 2012 and 2011 is provided below:

	2012		2011
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
Return of net deposits	$195,557	$1,374	$190,710	$4,147
Return of the greater of the highest anniversary contract value or net deposits	7,816	53	4,602	236
Return of the greater of every fifth year highest anniversary contract value or net deposits	5,714	70	6,065	264
Return of the greater of net deposits accumulated annually at 5% or the highest anniversary contract value	33,991	2,725	23,494	3,373
Total	$243,078	$4,222	$224,871	$8,020
The following table presents the GMDB for the variable annuity incurred and paid death benefits for the three years ended December 31.

	2012	2011	2010
Variable annuity incurred death benefits	$2,296	$1,145	$1,955
Variable annuity paid death benefits	$2,029	$1,016	$1,808

The following table presents the aggregate fair value of assets by major investment asset category supporting the variable annuity separate accounts with guaranteed benefits at December 31.

	2012	2011	2010
Money market	$5,408	$5,325	$6,732
Fixed income	42,086	42,004	42,665
Balanced	47,673	43,795	47,028
International equity	25,384	25,401	26,833
Intermediate equity	95,487	80,755	86,661
Aggressive equity	27,040	27,591	30,703
Total	$243,078	$224,871	$240,622

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

10. Unpaid Accident and Health Claims Liability
The liability for unpaid accident and health claims is included with policy and contract claims on the Consolidated Balance Sheets. Claim adjustment expenditures are expensed as incurred and were not material in any year presented. Activity in the liability follows.

	2012	2011	2010
Gross liability at beginning of year	$5,927	$7,483	$8,408
Less reinsurance recoverable	(3,250)	(4,071)	(4,554)
Net liability at beginning of year	2,677	3,412	3,854
Incurred benefits related to:
Current year	21,354	22,920	27,471
Prior years [1]	236	(500)	(471)
Total incurred benefits	21,590	22,420	27,000
Paid benefits related to:
Current year	18,667	20,289	24,114
Prior years	2,881	2,866	3,328
Total paid benefits	21,548	23,155	27,442
Net liability at end of year	2,719	2,677	3,412
Reinsurance recoverable	4,056	3,250	4,071
Gross liability at end of year	$6,775	$5,927	$7,483

[1]	The incurred benefits related to prior years’ unpaid accident and health claims reflect the change in these liabilities.
11. Notes Payable
The Company had no notes payable at December 31, 2012 or December 31, 2011.
As a member of the FHLB with a capital investment of $4.7 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment in the FHLB equal to $0.1 million during 2012 (2011 - $0.1 million; 2010 - $0.1 million).
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at December 31, 2012 and 2011, and which are at variable interest rates based upon short-term indices. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

12. Income Taxes
The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2012	2011	2010
Current income tax expense	$18,926	$10,011	$4,872
Deferred income tax expense	702	3,554	7,585
Total income tax expense	$19,628	$13,565	$12,457

	2012	2011	2010
Federal income tax rate	35%	35%	35%
Tax credits, net of equity adjustment	(1)%	—%	5%
Permanent differences	(1)%	(1)%	(5)%
Prior year taxes	—%	—%	1%
Effective income tax rate	33%	34%	36%
Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2012	2011
Deferred tax assets:
Future policy benefits	$26,319	$22,816
Employee retirement benefits	33,296	29,636
Tax carryovers	418	218
Other	2,418	3,745
Deferred tax assets	62,451	56,415
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	9,853	9,036
Unrealized investment gains	94,339	69,366
Capitalization of deferred acquisition costs, net of amortization	27,706	28,782
Value of business acquired	7,408	11,041
Property and equipment, net	5,606	7,022
Deferred tax liabilities	144,912	125,247
Net deferred tax liability	82,461	68,832
Current tax liability (receivable)	1,996	(261)
Income taxes payable	$84,457	$68,571
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2009. The Company is not currently under examination by the Internal Revenue Service.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Tax positions are evaluated at the reporting date to determine whether an unrecognized tax benefit should be recorded. The Company did not have any unrecognized tax benefits at December 31, 2012, 2011, or 2010.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense (benefit). In 2012 and 2011, the Company did not recognize any expense (benefit) related to interest and penalties. During the year ended December 31, 2010, the Company recognized expense (benefit) of approximately ($0.7) million in interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2012 or December 31, 2011.
The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2012	2011	2010
Income tax expense	$19,628	$13,565	$12,457
Stockholders’ equity:
Related to:
Change in net unrealized gains on securities available for sale	24,974	30,799	38,488
Effect on DAC and VOBA	(6,080)	(7,501)	(12,808)
Change in future policy benefits	(4,611)	(3,081)	(2,485)
Change in policyholder account balances	(195)	(87)	(116)
Change in benefit plan obligations	(1,161)	(8,133)	765
Total income tax expense included in financial statements	$32,555	$25,562	$36,301
13. Pensions and Other Postretirement Benefits
The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.
The Kansas City Life Cash Balance Pension Plan (the Plan) was amended effective December 31, 2010 to provide that participants’ accrued benefits will be frozen at, and that no further benefits or accruals will be earned after, December 31, 2010. Although participants will no longer accrue additional benefits under the Plan at December 31, 2010, participants will continue to earn years of service for vesting purposes under the Plan with respect to their benefits accrued through December 31, 2010. In addition, the cash balance account will continue to earn annual interest. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2013 through 2017 are $10.7 million, $10.0 million, $10.3 million, $9.1 million, and $9.4 million, respectively. The aggregate benefits expected to be paid in the five years from 2018 through 2022 are $48.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012 and are the actuarial present value of the vested benefits to which the employee is currently entitled but based upon the expected date of separation or retirement. The 2013 contribution for the plan has not been determined.

The asset allocation of the fair value of pension plan assets compared to the target allocation range at December 31 was:

	2012	2011	Target Allocation

Debt securities	40%	34%	26% -42%
Equity securities	60%	66%	56% -76%
Cash equivalents	—%	—%	0% -2%
Certain of the Company's pension plan assets consist of investments in pooled separate accounts offered by the Plan. Net asset value (NAV) of the separate accounts is calculated in a manner consistent with GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Sale of plan assets may be at values less than

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

NAV. Certain redemption restrictions may apply to specific stock and bond funds, including written notices prior to the withdrawal of funds and a potential redemption fee on certain withdrawals.
Hedge fund investments are recorded at net asset value. The Plan's hedge funds invest primarily in other investment funds. The valuation policies of the hedge funds provide that the value of investments in other investment funds be stated at fair value based on the net asset value of the other investment funds and certain redemption restrictions may apply, including a forty-five day prior written notice to withdraw funds.
Plan fiduciaries set investment policies and strategies and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies, and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. The Plan does not expect to return any plan assets to the Company during 2013.
The current assumption for the expected long-term rate of return on plan assets is 8.0%. This assumption is determined by analyzing: 1) historical average returns achieved by asset allocation and active management; 2) historical data on the volatility of returns; 3) current yields available in the marketplace; 4) actual returns on plan assets; and 5) current and anticipated future allocation among asset classes. The asset classes used for this analysis are domestic and international equities, investment grade corporate bonds, alternative assets, and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan. Effective January 1, 2013, the Company decreased the assumption for the expected long-term rate of return on plan assets to be 7.7%
The assumed discount rates used to determine the benefit obligation for pension benefits and postretirement benefits are 3.47% and 4.03%, respectively. The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on December 31, 2012. Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the fair value of a cash flow defeasing portfolio of bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.
The postretirement medical plans for eligible employees, agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2013 through 2014 are $0.9 million each year, $1.0 million for 2015 and $1.1 million for 2016 and 2017. The aggregate benefits expected to be paid in the five years from 2018 through 2022 are $6.7 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2012. The 2013 contribution for the plan is estimated to be $0.9 million. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features. The postretirement plan disclosures included herein do not include the potential impact from the Medicare Act (the Act) that became law in December 2003. The Act introduced a new federal subsidy to sponsors of certain retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare. Since the Company does not provide benefits that are actuarially equivalent to Medicare, the Act did not impact the Company’s disclosures.
The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service at December 31, 1997. The benefits in this plan are frozen, using the employees' years of service and compensation at December 31, 1997.

Non-contributory defined contribution retirement plans for eligible general agents and sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans in 2012 were $0.1 million (2011 - $0.1 million; 2010 - $0.1 million). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans in 2012 were $0.5 million (2011 - $0.5 million; 2010 - $0.3 million).
Savings plans for eligible employees and agents match employee and agent contributions up to 8% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan in 2012 were $3.2 million (2011 – $3.3 million; 2010 – $1.2 million). Effective January 1, 2011, the plan was amended to increase the employer match from 6% to 8%. The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. In 2012, the Company made a contribution to the plan under the profit sharing determination of 4% of salary for eligible employees, which totaled $1.3 million. In 2011 and 2010 the Company made no profit sharing contributions.
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
The following tables provide information regarding pension benefits and other benefits for the years ended December 31.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$153,094	$143,204	$35,425	$27,768
Service cost	—	—	879	676
Interest cost	5,796	6,775	1,529	1,529
Plan participants' contributions	—	—	556	636
Curtailments and plan changes	—	1,347	—	—
Actuarial (gain) loss	9,844	11,497	(567)	6,379
Benefits paid	(9,533)	(9,729)	(1,419)	(1,563)
Benefit obligation at end of year	$159,201	$153,094	$36,403	$35,425

Change in plan assets:
Fair value of plan assets at beginning of year	$113,931	$117,092	$586	$619
Reduction of plan assets	—	—	(586)	—
Return on plan assets	14,723	566	—	32
Plan participants' contributions	—	—	556	636
Company contributions	6,032	6,002	863	862
Benefits paid	(9,533)	(9,729)	(1,419)	(1,563)
Fair value of plan assets at end of year	$125,153	$113,931	$—	$586

Unfunded status at end of year	$34,048	$39,163	$36,403	$34,839

Amounts recognized in accumulated other comprehensive income:
Net loss	$76,472	$72,595	$6,000	$6,813
Prior service credit	—	—	(705)	(957)
Total accumulated other comprehensive income	$76,472	$72,595	$5,295	$5,856

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Unrecognized actuarial net (gain) loss	$4,010	$20,100	$(566)	$6,382
Amortization of net loss	(133)	(3,476)	(247)	(21)
Amortization of prior service credit	—	—	252	252
Total (gain) loss recognized in other comprehensive income	$3,877	$16,624	$(561)	$6,613

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Plans with underfunded accumulated benefit obligation:
Projected benefit obligation	$159,201	$153,094	$—	$—
Accumulated benefit obligation	159,201	153,094	—	—
Fair value of plan assets	125,153	113,931	—	—

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.47%	3.96%	4.03%	4.46%
Expected return on plan assets	8.00%	8.00%	—	5.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.96%	5.02%	4.46%	5.59%
Expected return on plan assets	8.00%	8.00%	—	5.50%
The following table presents the fair value of each major category of pension plan and other postretirement assets at December 31.

	Pension Plan		Other Benefits
	2012	2011	2012	2011
Cash and cash equivalents	$7	$75	$—	$586
Equity securities	—	4,972	—	—
Investment funds:
Stock and bond funds	84,266	69,381	—	—
Money market funds	1,315	3,716	—	—
Hedge funds	16,272	15,238	—	—
Fixed maturity securities:
U.S. Treasury securities and obligations
of U.S. Government	2,315	2,317	—	—
Corporate obligations	20,559	17,913	—	—
Mineral rights	62	66	—	—
Real estate	19	19	—	—
Other	338	234	—	—
Fair value of assets at end of year	$125,153	$113,931	$—	$586

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables disclose the level within the fair value hierarchy, as described in Note 5 - Fair Value Measurements, in which the pension plan and other postretirement assets fall.

	Pension Plan
	Level 1	Level 2	Level 3	Total
Assets, at fair value as of December 31, 2012:
Equity securities	$—	$—	$—	$—
Investment funds:
Stock and bond funds	—	84,266	—	84,266
Money market funds	1,315	—	—	1,315
Hedge funds	—	16,272	—	16,272
Fixed maturity securities:
U.S. Treasury securities and obligations
of U.S. Government	—	2,315	—	2,315
Corporate obligations	—	20,435	124	20,559
Other assets	345	—	81	426
Total	$1,660	$123,288	$205	$125,153

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Pension Plan
	Level 1	Level 2	Level 3	Total
Assets, at fair value as of December 31, 2011:
Equity securities	$4,972	$—	$—	$4,972
Investment funds:
Stock and bond funds	—	69,381	—	69,381
Money market funds	3,716	—	—	3,716
Hedge funds	—	15,238	—	15,238
Fixed maturity securities:
U.S. Treasury securities and obligations
of U.S. Government	—	2,317	—	2,317
Corporate obligations	—	16,632	1,281	17,913
Other assets	309	—	85	394
Total	$8,997	$103,568	$1,366	$113,931

	Other Benefits
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$586	$—	$—	$586
Total	$586	$—	$—	$586

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table discloses the changes in Level 3 plan assets measured at fair value on a recurring basis for the years ended December 31.

	Pension Plan		Other Benefits
	2012	2011	2012	2011
Beginning balance	$1,366	$1,168	$—	$—
Gains (losses) realized and unrealized	(5)	89	—	—
Transfers in	—	109	—	—
Transfers out	(1,156)	—	—	—
Ending balance	$205	$1,366	$—	$—

The following table provides the components of net periodic benefit cost for the years ended December 31.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$2,115	$879	$676	$594
Interest cost	5,796	6,775	7,554	1,529	1,529	1,432
Expected return on plan assets	(8,889)	(9,141)	(8,413)	—	(34)	(34)
Amortization of:
Unrecognized actuarial net loss	133	3,476	3,821	247	21	16
Unrecognized prior service credit	—	—	(602)	(252)	(252)	(252)
Net periodic benefit cost	(2,960)	1,110	4,475	2,403	1,940	1,756
Total recognized in other comprehensive income	3,877	16,624	(1,041)	(561)	6,613	(1,146)
Total recognized in net periodic benefit cost and other comprehensive income	$917	$17,734	$3,434	$1,842	$8,553	$610
The following table provides the estimated net loss and prior service credit for the pension plan and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013.

	Pension Benefits	Other Benefits
Actuarial net loss	$2,393	$234
Prior service credit	—	(252)
The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$583	$(450)
Postretirement benefit obligation	6,980	(5,487)
For measurement purposes, the annual increase in the per capita cost of covered health care benefits was assumed to be 8.5%, decreasing gradually to 5.5% in 2025 and thereafter.
During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan. The Company determined that upon curtailment of the plan on January 1, 2011, the status

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

of the plan participants should have changed from active to inactive. The amortization period was corrected from the average remaining service period of plan participants, approximately ten years, to the average remaining life expectancy of plan participants, approximately 26 years. The Company has recognized a $2.0 million pre-tax benefit during 2012 related to the reversal of amortization recorded during 2011.
14. Share-Based Payment
The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units. The increase in the share price will be determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability or retirement. In addition, all payments are lump sum with no deferrals allowed. The Company does not make payments in shares, warrants, or options.
The following table provides information about the outstanding three-year intervals at December 31, 2012.

Defined Measurement Period	Number of Units	Grant Price
2010-2012	223,969	$30.04
2011-2013	200,060	$32.45
2012-2014	206,389	$31.70
2013-2015*	198,583	$37.86

*	Effective January 1, 2013.
No payments were made during 2012, 2011, or 2010 for the three-year intervals ended December 31, 2011, 2010, and 2009, respectively. The cost of compensation charged as an operating expense during 2012 was $2.2 million, net of tax. The cost of compensation charged as an operating expense during both 2011 and 2010 was $0.3 million, net of tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

15. Reinsurance
The table below provides information about reinsurance for the years ended December 31.

	2012	2011	2010
Life insurance in force (in millions) :
Direct	$27,515	$27,926	$28,329
Ceded	(13,622)	(13,978)	(14,116)
Assumed	1,187	1,276	1,379
Net	$15,080	$15,224	$15,592

Premiums:
Life insurance:
Direct	$138,544	$130,004	$142,235
Ceded	(44,760)	(46,315)	(46,133)
Assumed	2,758	3,164	3,285
Net	$96,542	$86,853	$99,387

Accident and health:
Direct	$52,090	$51,842	$49,267
Ceded	(12,543)	(11,357)	(8,843)
Net	$39,547	$40,485	$40,424
Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $29.6 million at December 31, 2012 (2011 - $32.9 million). The reserve for future policy benefits ceded under this agreement at December 31, 2012 was $16.7 million (2011 - $18.3 million).
Kansas City Life acquired a block of traditional life and universal life products in 1997. Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies.  At December 31, 2012, the block had $1.2 billion of life insurance in force (2011 - $1.3 billion). The block generated life insurance premiums of $2.6 million in 2012 (2011 - $2.8 million; 2010 - $3.0 million) and had reinsurance ceded premiums of $0.9 million in 2012 (2011 - $0.8 million; 2010 - $0.8 million).
Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. At December 31, 2012, the insurance in force ceded approximated $1.1 billion (2011 - $1.3 billion) and premiums totaled $7.7 million (2011 - $8.9 million; 2010 - $8.9 million).
Reinsurance recoverables were $190.6 million at year end 2012, consisting of reserves ceded of $177.1 million and claims ceded of $13.5 million. Reinsurance recoverables were $189.9 million at year end 2011, consisting of reserves ceded of $176.7 million and claims ceded of $13.2 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table reflects the Company’s reinsurance partners whose reinsurance recoverable was 5% or greater of the Company's total reinsurance recoverable at December 31, 2012, along with their A. M. Best credit rating.

	A. M. Best Rating	Reinsurance Recoverable	% of Recoverable
TransAmerica Life Insurance Company	A+	$42,771	22%
Security Life of Denver	A	26,054	14%
RGA Reinsurance Company	A+	18,638	10%
Employers Reassurance Corporation	A-	16,521	9%
Union Security Insurance Company	A-	12,738	7%
Swiss Re America Corporation	A+	10,047	5%
UNUM Life Insurance Company of America	A	10,047	5%
Lewer Life Insurance Company	B	9,878	5%
Lincoln National Life Insurance Company	A+	9,466	5%
Swiss Re Life & Health America, Inc	A+	9,227	5%
Other (19 Companies)		25,226	13%
Total		$190,613	100%
A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. The solvency of reinsurers is reviewed annually.
The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet the obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other factors that the Company believes relevant. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At year-end 2012 and 2011, no reinsurer met these conditions.
16. Comprehensive Income
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The table below provides information about comprehensive income for the years ended December 31.

	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2012:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$72,768	$(25,469)	$47,299
Equity securities	(173)	61	(112)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,961	(1,036)	1,925
Other-than-temporary impairment losses recognized in earnings	(2,526)	884	(1,642)
Other-than-temporary impairment losses recognized in other comprehensive income	808	(282)	526
Net unrealized gains excluding impairment losses	71,352	(24,974)	46,378
Change in benefit plan obligations	(3,317)	1,161	(2,156)
Effect on DAC and VOBA	(17,371)	6,080	(11,291)
Future policy benefits	(13,172)	4,611	(8,561)
Policyholder account balances	(557)	195	(362)
Other comprehensive income	$36,935	$(12,927)	$24,008
Net income			39,867
Comprehensive income			$63,875

	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2011:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$91,750	$(32,113)	$59,637
Equity securities	(340)	119	(221)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	5,422	(1,898)	3,524
Other-than-temporary impairment losses recognized in earnings	(2,952)	1,033	(1,919)
Other-than-temporary impairment losses recognized in other comprehensive income	943	(330)	613
Net unrealized gains excluding impairment losses	87,997	(30,799)	57,198
Change in benefit plan obligations	(23,237)	8,133	(15,104)
Effect on DAC and VOBA	(21,433)	7,501	(13,932)
Future policy benefits	(8,802)	3,081	(5,721)
Policyholder account balances	(249)	87	(162)
Other comprehensive income	$34,276	$(11,997)	$22,279
Net income			26,133
Comprehensive income			$48,412

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pre-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2010:
Net unrealized gains (losses) arising during the year
Fixed maturity securities	$109,950	$(38,483)	$71,467
Equity securities	558	(195)	363
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	4,364	(1,527)	2,837
Other-than-temporary impairment losses recognized in earnings	(4,129)	1,445	(2,684)
Other-than-temporary impairment losses recognized in other comprehensive income	309	(108)	201
Net unrealized gains excluding impairment losses	109,964	(38,488)	71,476
Change in benefit plan obligations	2,187	(765)	1,422
Effect on DAC and VOBA	(36,593)	12,808	(23,785)
Future policy benefits	(7,100)	2,485	(4,615)
Policyholder account balances	(330)	116	(214)
Other comprehensive income	$68,128	$(23,844)	$44,284
Net income			22,302
Comprehensive income			$66,586
The following table provides accumulated balances related to each component of accumulated other comprehensive income at December 31.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Tax Effect	Total
2012:
Beginning of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(15,903)	$(578)	$(16,199)	$30,086
Other comprehensive income	54,654	16,698	(3,317)	(17,371)	(13,172)	(557)	(12,927)	24,008
End of year	$268,454	$1,086	$(81,768)	$(74,342)	$(29,075)	$(1,135)	$(29,126)	$54,094

2011:
Beginning of year	$122,422	$(12,231)	$(55,214)	$(35,538)	$(7,101)	$(329)	$(4,202)	$7,807
Other comprehensive income	91,378	(3,381)	(23,237)	(21,433)	(8,802)	(249)	(11,997)	22,279
End of year	$213,800	$(15,612)	$(78,451)	$(56,971)	$(15,903)	$(578)	$(16,199)	$30,086

17. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during 2012 was 11,095,777 shares (2011 - 11,419,931 shares; 2010 - 11,486,306 shares). The number of shares outstanding at year-end 2012 was 11,032,857 (2011 - 11,309,365).
.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

18. Segment Information
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, dental, vision, and long-term and short-term disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. The Old American segment consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.
Insurance revenues, as shown in the Consolidated Statements of Comprehensive Income, consist of premiums and contract charges, less reinsurance ceded. Insurance revenues are defined as “customer revenues” for segment reporting purposes. Other revenues consist primarily of supplementary contract considerations, policyholder dividends left with the Company to accumulate, income received on the sale of low income housing tax credits by a subsidiary of the Company, and fees charged on products and sales from the Company's broker-dealer subsidiary. Customer revenues are added to other revenues, net investment income, and realized investment gains (losses) to reconcile to the Company's total revenues. Benefits and expenses are specifically and directly identified and recorded by segment. Certain expenses may also be allocated as necessary.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2012:
Insurance revenues (customer revenues)	$116,779	$48,823	$70,773	$(392)	$235,983
Net investment income	163,706	524	11,924	—	176,154
Realized investment gains (losses)	19,032	—	(596)	—	18,436
Other revenues	9,196	145	13	—	9,354
Total revenues	308,713	49,492	82,114	(392)	439,927

Policyholder benefits	86,627	26,803	46,748	—	160,178
Interest credited to policyholder account balances	82,043	—	—	—	82,043
Amortization of deferred acquisition costs	14,712	—	13,330	—	28,042
Operating expenses	70,711	23,699	16,151	(392)	110,169
Total benefits and expenses	254,093	50,502	76,229	(392)	380,432

Income (loss) before income tax expense (benefit)	54,620	(1,010)	5,885	—	59,495
Income tax expense (benefit)	17,762	(354)	2,220	—	19,628
Segment net income (loss)	$36,858	$(656)	$3,665	$—	$39,867

Segment assets	$4,140,048	$8,793	$376,904	$—	$4,525,745
Interest expense	4	—	—	—	4

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2011:
Insurance revenues (customer revenues)	$111,381	$49,684	$67,869	$(535)	$228,399
Net investment income	164,595	547	12,086	—	177,228
Realized investment gains (losses)	3,282	—	(140)	—	3,142
Other revenues	10,110	149	15	—	10,274
Total revenues	289,368	50,380	79,830	(535)	419,043

Policyholder benefits	81,859	27,777	46,177	—	155,813
Interest credited to policyholder account balances	83,446	—	—	—	83,446
Amortization of deferred acquisition costs	21,645	—	12,321	—	33,966
Operating expenses	63,700	23,675	19,280	(535)	106,120
Total benefits and expenses	250,650	51,452	77,778	(535)	379,345

Income (loss) before income tax expense (benefit)	38,718	(1,072)	2,052	—	39,698
Income tax expense (benefit)	13,107	(375)	833	—	13,565
Segment net income (loss)	$25,611	$(697)	$1,219	$—	$26,133

Segment assets	$4,018,545	$9,161	$370,536	$—	$4,398,242
Interest expense	—	—	—	—	—

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Total
2010:
Insurance revenues (customer revenues)	$131,774	$49,355	$65,229	$(528)	$245,830
Net investment income	162,997	553	12,309	—	175,859
Realized investment gains	202	—	333	—	535
Other revenues	8,978	156	5	—	9,139
Total revenues	303,951	50,064	77,876	(528)	431,363

Policyholder benefits	106,523	32,131	44,343	—	182,997
Interest credited to policyholder account balances	85,949	—	—	—	85,949
Amortization of deferred acquisition costs	14,976	—	12,057	—	27,033
Operating expenses	60,141	21,917	19,095	(528)	100,625
Total benefits and expenses	267,589	54,048	75,495	(528)	396,604

Income (loss) before income tax expense (benefit)	36,362	(3,984)	2,381	—	34,759
Income tax expense (benefit)	12,855	(1,394)	996	—	12,457
Segment net income (loss)	$23,507	$(2,590)	$1,385	$—	$22,302

Segment assets	$3,956,721	$10,268	$366,113	$—	$4,333,102
Interest expense	1	—	—	—	1

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

The following table provides information about the Company’s customer revenues, net of reinsurance, for the years ended December 31.

	2012	2011	2010
Customer revenues by line of business:
Traditional individual insurance products, net	$87,266	$77,654	$90,456
Interest sensitive products	84,904	86,112	90,568
Variable life insurance and annuities	14,990	14,949	15,451
Group life and accident and health products, net	48,823	49,684	49,355
Insurance revenues	$235,983	$228,399	$245,830

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

19. Quarterly Consolidated Financial Data (unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized in the table below.

	First	Second	Third	Fourth
2012:
Total revenues	$119,908	$106,757	$104,260	$109,002

Net income	19,441	8,397	4,132	7,897

Per common share,
basic and diluted	1.72	0.78	0.38	0.71

2011:
Total revenues	$108,459	$103,823	$103,271	$103,490

Net income	4,791	11,173	4,466	5,703

Per common share,
basic and diluted	0.42	0.97	0.39	0.51
20. Statutory Information and Stockholder Dividends Restriction
The table below provides Kansas City Life’s net gain from operations, net income, and capital and surplus (stockholders' equity) on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2012	2011	2010

Net gain from operations	$32,102	$26,856	$13,400

Net income	46,474	22,639	12,748

Capital and surplus	327,444	307,153	322,459
Stockholder dividends may not exceed statutory unassigned surplus. Additionally, under Missouri law, the Company must have the prior approval of the Missouri Director of Insurance in order to pay dividends in any consecutive twelve-month period exceeding the greater of statutory net gain from operations for the preceding year or 10% of statutory stockholders' equity at the end of the preceding year. Kansas City Life, as the parent company, believes it has sufficient cash resources, independent of dividends paid by its affiliates, to satisfy its own stockholder dividend payments. In addition, the Company believes that individually each of the insurance enterprises has sufficient cash flows to satisfy the anticipated cash dividends that are expected to be declared.
For Kansas City Life, the maximum stockholder dividends payable without prior approval in 2013 is $32.7 million, 10% of 2012 capital and surplus. For Old American and Sunset Life, the maximum stockholder dividends payable without prior approval in 2013 is $2.4 million and $6.5 million, respectively, which is the statutory net gain from operations for the preceding year for each company. Each of the individual insurance enterprises believes that the statutory limitations impose no practical restrictions on any of its dividend payment plans.
On a statutory basis, insurance companies are monitored and evaluated by state insurance departments as to the financial adequacy of statutory capital and surplus in relation to each company's risks. One such measure is through the risk-based capital (RBC) guidelines. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. The RBC calculation determines both an authorized control level and a total adjusted capital prepared on the RBC basis. Generally, regulatory action is at 150% of the authorized control level. Each of the three insurance companies was well in excess of the control level at December 31, 2012. Kansas City Life's RBC was approximately 825%, Old American was approximately 750%, and Sunset Life was approximately 825%.
The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had a statutory carrying value of $12.7 million at December 31, 2012 (2011 - $12.9 million; 2010 - $12.0 million).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

21. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2012, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $8.6 million and one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance, and $5.3 million for the development of real estate investments.
Subsequent to December 31, 2012 the Company entered into commitments to fund additional mortgage loans of $12.9 million and $10.4 million for the acquisition and development of real estate investments.
22. Contingent Liabilities
The Company and its subsidiaries are, from time to time, involved in litigation, both as a defendant and as a plaintiff. The life insurance industry, including the Company and its insurance subsidiaries, has been subject to an increase in litigation in recent years. Such litigation has been pursued on behalf of purported classes of insurance purchasers, often questioning the conduct of insurers in the marketing of their products.
The Company's broker-dealer and investment advisor subsidiary is involved in a business that involves a substantial risk of liability. Legal and other proceedings involving financial services firms, including the Company's subsidiary, continue to have a significant impact on the industry. Significant matters over the last few years have included registered representative activity and certain types of securities products (particularly private placements and real estate investment products).
The Company and its subsidiaries are subject to regular reviews and inspections by state and federal regulatory authorities. State insurance examiners may, from time to time, conduct examinations or investigations into industry practices and into customer complaints. A regulatory violation discovered during a review, inspection, or investigation could result in a wide range of remedies that could include the imposition of sanctions against the Company, its subsidiaries, or its employees.
Certain securities policies, contracts, and annuities offered by the Company and its broker-dealer and investment advisor subsidiary are subject to regulation under the federal securities laws administered by the SEC. Federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker-dealers and investment advisors, including the Company's affiliated broker-dealer and investment advisor subsidiary. These examinations often focus on the activities of registered principals, registered representatives and registered investment advisors doing business through that entity. It is possible that the results of any examination may lead to changes in systems or procedures, payments of fines and penalties, payments to customers, or a combination thereof, any of which could have a material adverse effect on the Company's financial condition or results of operations.
The life insurance industry has been the subject of significant regulatory and legal activities regarding the use of the U.S. Social Security Administration's Death Master File (“Death Master File”) in the claims process. The focus of the activity has related to the industry's compliance with state unclaimed property and escheatment laws. Certain states have proposed, and many other states are considering, new legislation and regulations related to unclaimed life insurance benefits and the use of the Death Master File in the claims process.  It is possible that audits and/or the enactment of new state laws could result in identifying payments to beneficiaries more quickly than under the current legislative and regulatory standards established for life insurance claims or may provide for additional escheatment of funds deemed abandoned under state laws.  The audits could also result in administrative penalties.  Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. West Virginia, for example, has initiated litigation against a large number of life insurance companies, including Old American, under the abandoned property laws of that state.  Based on its analysis to date, the Company believes that it has sufficiently reviewed its existing business and has adequately reserved for any contingency from any change in statute or regulation.  Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company's financial condition or results of operations.
In addition to the specific items above, the Company and its subsidiaries are defendants in, or subject to, other claims or legal actions related to insurance and investment products. Some of these claims and legal actions are in jurisdictions where juries are given substantial latitude in assessing damages, including punitive damages.
Although no assurances can be given and no determinations can be made at this time, management believes that the ultimate liability, if any, with respect to these regulatory matters, legal actions, and other claims would not have a material effect on the Company's business, results of operations, or financial position.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

In accordance with applicable accounting guidelines, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. As a litigation or regulatory matter develops, it is evaluated on an ongoing basis, often in conjunction with outside counsel, as to whether the matter presents a loss contingency that meets conditions indicating the need for accrual and/or disclosure. If and when a loss contingency related to litigation or regulatory matters is deemed to be both probable and estimable, the Company establishes an accrued liability. This accrued liability is then monitored for further developments that may affect the amount of the accrued liability.
While the Company makes every effort to appropriately accrue liability for litigation and other legal proceedings, the outcome of such matters (including any amount of settlement, judgment or fine) is inherently difficult to predict. This difficulty arises from the need to gather all relevant facts (which may or may not be available) and to apply those facts to complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, the results of its operations, or its cash flows. However, an adverse development or an increase in associated legal fees could be material in a particular period depending, in part, on the Company's operating results in that period.
23. Guarantees and Indemnifications
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
24. Subsequent Events
On January 28, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, paid on February 13, 2013 to stockholders of record on February 7, 2013.

Schedule I
Kansas City Life Insurance Company and Subsidiaries
Summary of Investments – Other Than Investments in Related Parties
December 31, 2012

Type of Investment	Cost	Fair Value	Amount Recognized in Consolidated Balance Sheets
Fixed maturity securities, available for sale:
Bonds:
United States government and government agencies and authorities	$143,844	$162,120	$162,120
Residential mortgage-backed securities	228,460	240,116	240,116
Public utilities	246,389	286,127	286,127
Corporate	1,646,504	1,818,844	1,818,844
All other bonds	247,285	272,728	272,728
Redeemable preferred stocks	7,984	8,206	8,206
Total	$2,520,466	$2,788,141	$2,788,141

Equity securities, available for sale:
Common stocks	15,331	15,537	15,537
Perpetual preferred stocks	2,864	4,524	4,524
Total	$18,195	$20,061	$20,061

Mortgage loans	674,034		674,034
Real estate	124,742		124,742
Policy loans	77,133		77,133
Short-term investments	24,902		24,902
Other investments	2,572		2,572
Total investments	$3,442,044		$3,711,585
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Balance Sheets

	December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,301,142	$2,190,627
Equity securities available for sale, at fair value:
Investment in unconsolidated subsidiaries	175,683	172,643
Other	13,321	30,124
Mortgage loans	563,931	506,386
Real estate	122,337	125,012
Policy loans	58,115	60,689
Short-term investments	20,664	37,864
Total investments	3,255,193	3,123,345

Cash	4,316	5,318
Accrued investment income	28,722	28,423
Deferred acquisition costs	77,030	86,927
Reinsurance recoverables	131,186	124,147
Property and equipment	18,313	22,663
Other assets	44,486	58,386
Separate account assets	340,093	316,609
Total assets	$3,899,339	$3,765,818

LIABILITIES
Future policy benefits	$606,877	$593,723
Policyholder account balances	1,853,439	1,812,224
Policy and contract claims	20,822	26,573
Other policyholder funds	138,747	134,201
Other liabilities	188,960	171,783
Separate account liabilities	340,093	316,609
Total liabilities	3,148,938	3,055,113

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,969	41,101
Retained earnings	805,730	780,918
Accumulated other comprehensive income	54,094	30,086
Treasury stock, at cost (2012-7,463,823 shares; 2011 - 7,187,315 shares)	(173,513)	(164,521)

Total stockholders’ equity	750,401	710,705

Total liabilities and stockholders’ equity	$3,899,339	$3,765,818
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Comprehensive Income

	Year Ended December 31
	2012	2011	2010
REVENUES
Insurance revenues:
Net premiums	$73,480	$69,027	$84,038
Contract charges	85,662	86,199	89,990
Total insurance revenues	159,142	155,226	174,028
Investment revenues:
Net investment income	144,701	144,754	142,327
Net realized investment gains, excluding other-than-temporary impairment losses	21,365	4,906	2,953
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,582)	(2,035)	(3,481)
Portion of impairment losses recognized in other comprehensive income	600	676	262
Net other-than-temporary impairment losses recognized in earnings	(982)	(1,359)	(3,219)
Total investment revenues	165,084	148,301	142,061
Other revenues	4,358	4,654	4,662
Total revenues	328,584	308,181	320,751
BENEFITS AND EXPENSES
Policyholder benefits	108,853	109,598	135,077
Interest credited to policyholder account balances	70,546	71,737	73,640
Amortization of deferred acquisition costs	14,184	14,242	11,156
Operating expenses	85,836	78,679	74,447
Total benefits and expenses	279,419	274,256	294,320
Income before income tax expense and equity in undistributed net income of subsidiaries	49,165	33,925	26,431
Income tax expense	16,308	11,960	9,799
Income before equity in undistributed net
income of subsidiaries	32,857	21,965	16,632
Equity in undistributed net income of subsidiaries	7,010	4,168	5,670
NET INCOME	$39,867	$26,133	$22,302
COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$28,171	$36,382	$36,683
Change in future policy benefits	(8,105)	(5,463)	(4,416)
Change in policyholder account balances	(347)	(159)	(210)
Change in benefit plan obligations	(2,156)	(15,104)	1,422
Other comprehensive income of subsidiaries	6,445	6,623	10,805
Other comprehensive income	24,008	22,279	44,284
COMPREHENSIVE INCOME	$63,875	$48,412	$66,586
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$39,867	$26,133	$22,302
Equity in undistributed net income of subsidiaries	(7,010)	(4,168)	(5,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,507	2,860	2,579
Depreciation	7,236	3,204	2,786
Acquisition costs capitalized	(17,226)	(16,552)	(19,712)
Amortization of deferred acquisition costs	14,184	14,242	11,156
Realized investment (gains) losses	(20,383)	(3,547)	266
Changes in assets and liabilities:
Reinsurance recoverables	(7,039)	(7,735)	(11,599)
Future policy benefits	686	(10,389)	12,521
Policyholder account balances	(8,534)	(2,429)	(14,273)
Income taxes payable and deferred	4,711	7,087	20,420
Other, net	3,489	4,223	9,152
Net cash provided	13,488	12,929	29,928

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(298,758)	(203,583)	(360,579)
Equity securities	(3,897)	(104)	(1,270)
Mortgage loans	(148,725)	(99,208)	(132,085)
Real estate	(37,119)	(9,548)	(12,238)
Policy loans	(11,231)	(10,655)	(11,953)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	246,817	213,069	286,579
Equity securities	24,481	1,348	4,537
Mortgage loans	90,217	81,523	38,706
Real estate	53,459	—	—
Policy loans	13,805	14,139	13,797
Net sales (purchases) of short-term investments	17,200	(26,812)	106,916
Net acquisition of property and equipment	(771)	(260)	(403)
Net cash used	(54,522)	(40,091)	(67,993)
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows (Continued)

	Year Ended December 31
	2012	2011	2010
FINANCING ACTIVITIES
Proceeds from borrowings	$65,000	$—	$5,000
Repayment of borrowings	(65,000)	—	(5,000)
Deposits on policyholder account balances	208,589	211,888	216,794
Withdrawals from policyholder account balances	(159,712)	(175,329)	(180,169)
Net transfers from separate accounts	5,082	5,282	7,177
Change in other deposits	(2,653)	(2,521)	2,954
Cash dividends to stockholders	(15,055)	(12,341)	(12,401)
Dividends from subsidiaries	6,715	6,455	7,645
Net change in treasury stock	(2,934)	(4,838)	(3,076)
Net cash provided	40,032	28,596	38,924

Increase (decrease) in cash	(1,002)	1,434	859
Cash at beginning of year	5,318	3,884	3,025

Cash at end of year	$4,316	$5,318	$3,884

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3	$—	$1
Income taxes	12,050	7,882	1,655
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits, policy- holder account balances, and policy and contract claims	Unearned premiums	Other policyholder funds
December 31, 2012:
Individual	$80,912	$2,771,940	$321	$150,479
Group	—	32,885	1,228	—
Old American	95,363	242,097	144	3,577
Total	$176,275	$3,046,922	$1,693	$154,056

December 31, 2011:
Individual	$92,498	$2,730,561	$332	$147,239
Group	—	30,198	724	—
Old American	89,066	244,219	163	3,667
Total	$181,564	$3,004,978	$1,219	$150,906
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
(continued)
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Premium revenue[2]	Net investment income[3]	Policyholder benefits and interest credited to policyholder account balances	Amortization of deferred policy acquisition costs	Operating expenses[4]
Year Ended December 31, 2012:
Individual	$16,885	$163,706	$168,670	$14,712	$70,711
Group	48,823	524	26,803	—	23,699
Old American	70,773	11,924	46,748	13,330	16,151
Intercompany eliminations[1]	(392)	—	—	—	(392)
Total	$136,089	$176,154	$242,221	$28,042	$110,169

Year Ended December 31, 2011:
Individual	$10,320	$164,595	$165,305	$21,645	$63,700
Group	49,684	547	27,777	—	23,675
Old American	67,869	12,086	46,177	12,321	19,280
Intercompany eliminations[1]	(535)	—	—	—	(535)
Total	$127,338	$177,228	$239,259	$33,966	$106,120

Year Ended December 31, 2010:
Individual	$25,755	$162,997	$192,472	$14,976	$60,141
Group	49,355	553	32,131	—	21,917
Old American	65,229	12,309	44,343	12,057	19,095
Intercompany eliminations[1]	(528)	—	—	—	(528)
Total	$139,811	$175,859	$268,946	$27,033	$100,625

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
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2012	2011	2010	2012	2011	2010

Direct:
Individual	$56,001	$50,584	$65,337	$285	$405	$529
Group	10,971	10,701	10,676	51,030	50,507	47,608
Old American	71,781	69,044	66,540	958	1,140	1,340
Intercompany Eliminations[1]	(209)	(325)	(318)	(183)	(210)	(210)
Total	138,544	130,004	142,235	52,090	51,842	49,267

Ceded:
Individual	(41,700)	(43,300)	(42,757)	(459)	(533)	(639)
Group	(1,713)	(1,454)	(1,613)	(11,465)	(10,070)	(7,316)
Old American	(1,347)	(1,561)	(1,763)	(619)	(754)	(888)
Total	(44,760)	(46,315)	(46,133)	(12,543)	(11,357)	(8,843)
Assumed:
Individual	2,758	3,164	3,285	—	—	—
Group	—	—	—	—	—	—
Old American	—	—	—	—	—	—
Total	2,758	3,164	3,285	—	—	—
Net	$96,542	$86,853	$99,387	$39,547	$40,485	$40,424

% of Assumed to Net	3%	4%	3%	—%	—%	—%

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

For additional information see Note 15 - Reinsurance in the Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
(continued)
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance In Force
	2012	2011	2010
	(in millions)
Direct:
Individual	$23,122	$23,438	$23,849
Group	3,396	3,530	3,549
Old American	997	958	931
Total	27,515	27,926	28,329

Ceded:
Individual	(13,078)	(13,428)	(13,653)
Group	(514)	(517)	(426)
Old American	(30)	(33)	(37)
Total	(13,622)	(13,978)	(14,116)

Assumed:
Individual	1,187	1,276	1,379
Group	—	—	—
Old American	—	—	—
Total	1,187	1,276	1,379
Net	$15,080	$15,224	$15,592

% of Assumed to Net	8%	8%	9%
All other information required by this Schedule is shown in Note 15 - Reinsurance in the Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Kansas City Life Insurance Company and Subsidiaries
Valuation and Qualifying Accounts

	Year Ended December 31
	2012	2011	2010
Mortgage loan allowance for loss:
Beginning of year	$2,849	$3,410	$3,410
Additions	497	—	—
Deductions	—	(561)	—
End of year	$3,346	$2,849	$3,410

Allowance for uncollectible accounts:
Beginning of year	$2,226	$644	$1,306
Additions	229	1,724	227
Deductions	(194)	(142)	(889)
End of year	$2,261	$2,226	$644
Please see Note 6 – Financing Receivables for additional information.
See accompanying Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Life Insurance Company

We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 3 to the consolidated financial statements, effective January 1, 2012, the Company modified the types of costs incurred that can be capitalized when issuing or renewing insurance contracts due to the prospective adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010-26, Accounting for Costs associated with Acquiring or Renewing Insurance Contracts.
/s/ KPMG LLP
Kansas City, Missouri
February 28, 2013

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
Management’s Assessment of Internal Control Over Financial Reporting
Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2012.
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
For Immediate Release: February 28, 2013, press release reporting financial results for the fourth quarter of 2012.
Kansas City Life Announces Fourth Quarter 2012 Results
Kansas City Life Insurance Company recorded net income of $7.9 million or $0.71 per share in the fourth quarter of 2012, a $2.2 million or $0.20 per share increase versus the same quarter in the prior year. The increase in earnings was primarily due to increases in realized investment gains and insurance revenues, as well as reduced amortization of deferred acquisition costs (DAC) and lower operating expenses. These improvements were partially offset by an increase in policyholder benefits and income tax expense.
Net income for the twelve months was $39.9 million or $3.59 per share, an increase of $13.7 million or $1.30 per share compared to 2011. This increase was largely due from an increase in realized investment gains of $15.3 million. Other significant factors for the year included an increase in insurance revenues, a reduction in interest credited to policyholder account balances, and a decrease in amortization of DAC. These were partially offset by increases in operating expenses, policyholder benefits, and income tax expense.

Total investment revenues, which combines net investment income and net realized gains, increased $1.0 million or 2% for the fourth quarter and $14.2 million or 8% for the year. These increases were the result of realized gains that the Company earned during the year, as several real estate properties were sold during both the fourth quarter and earlier in the year. Net investment income was flat for the fourth quarter but decreased $1.0 million or 1% for the year, as the decrease in yields more than offset an increase in average invested assets. Both the quarter and twelve months were negatively affected by lower yields on fixed-rate investments.

Insurance revenues combine both premiums, net of reinsurance ceded, and contract charges for the Company's insurance products. Net premiums increased 19% for the fourth quarter, primarily reflecting improvements in both immediate annuity and traditional insurance products. Immediate annuity sales increased $3.9 million in the fourth quarter and $5.3 million for the year, compared with the same periods one year earlier. The traditional products continue to reflect positive sales results from Old American Insurance Company, which increased sales 7% in the fourth quarter and 5% for the twelve months, compared with the prior year.

New deposits from the Company's interest sensitive products increased 15% in the fourth quarter. However, these deposits decreased 3% for the year. New variable annuity sales increased $2.4 million and more than doubled in the fourth quarter, and new universal life sales increased $1.0 million or 47% in the same period. New variable annuity and universal life sales each increased 11% for the year, while new fixed deferred annuity deposits decreased 8% versus the prior year.

Policyholder benefits increased $7.8 million or 24% in the fourth quarter and $4.4 million or 3% for the year. The largest factor in the change was an increase in immediate annuity sales for both the fourth quarter and year. The sale of immediate annuity products requires the corresponding establishment of policy reserves on a virtual one-for-one basis. Also contributing to the increases was a reduction in reserves in the fourth quarter of 2011, related to the release of reserves for non-guaranteed interest on certain products. These unfavorable changes in policyholder benefits were partially offset in both periods by reduced reserves on the Company's guaranteed minimum withdrawal benefits, associated with variable annuity products, and reduced death benefits paid, net of reinsurance.
The amortization of DAC decreased $4.2 million or 35% in the fourth quarter and $5.9 million or 17% for the twelve months. These decreases were primarily the result of changes in 2011 for refinements in estimates and unlocking of assumptions regarding universal life and traditional products.
Finally, operating expenses decreased $1.0 million or 3% in the quarter but increased $4.0 million or 4% for the year. The decrease in operating expenses in the fourth quarter was largely due to a decrease in employee benefits and the reduction in the allowance for uncollectible receivables. However, operating expenses increased for the year, reflecting higher depreciation expense, increased employee salary and benefit costs, and increased legal fees.
On January 28, 2012, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 13, 2013 to stockholders of record on February 7, 2013.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $439.9 million in 2012, and assets and life insurance in force were $4.5 billion and $28.7 billion, respectively, as of December 31, 2012. The Company operates in 49 states and the District of Columbia. For more information, please visit www.kclife.com.
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter ended December 31		Year ended December 31
	2012	2011	2012	2011
Revenues	$109,002	$103,490	$439,927	$419,043

Net income	$7,897	$5,703	$39,867	$26,133

Net income per share, basic and diluted	$0.71	$0.51	$3.59	$2.29

Dividends paid	$0.54	$0.27	$1.35	$1.08

Average number of shares outstanding	11,046,815	11,318,348	11,095,777	11,419,931

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2013.
The Company has adopted a Code of Ethics for Officers, Directors and Employees. Copies are available on the Company’s website at www.kclife.com and a copy may be obtained without charge upon written request to the Company Secretary, 3520 Broadway, Kansas City, MO 64111.
Item 11. Executive Compensation
The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 18, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April  18, 2013.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April  18, 2013.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Page Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)	66

(a)(2) Supplementary Data and Financial Statement Schedules
Schedules are included at the following pages:

Page Number
I - Summary of Investments—Other than Investments in Related Parties, December 31, 2012	125
II - Condensed Financial Information of Registrant, Years ended December 31, 2012, 2011 and 2010	126
III - Supplementary Insurance Information, Years ended December 31, 2012, 2011 and 2010	130
IV - Reinsurance Information, Years ended December 31, 2012, 2011 and 2010	132
V - Valuation and Qualifying Accounts, Years ended December 31, 2012, 2011 and 2010	134
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)Exhibits

Exhibit Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as Exhibit 3(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Kansas City Life Deferred Compensation Plan, as amended and restated effective July 2, 2012.

10(b)	Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended and restated effective January 1, 2012.

10(c)	Seventeenth Amendment, Kansas City Life Employee Stock Plan. [Filed as Exhibit 10(c) to the Company's 2011 10-K and incorporated herein by reference]

10(d)	Fourth Amendment, Kansas City Life Excess Benefit Plan. [Filed as Exhibit 10(d) to the Company’s 2010 10-K and incorporated herein by reference]

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

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K on November 3, 2004 and incorporated herein by reference]

10(k)	Kansas City Life Insurance Company Annual Incentive Plan Agreement. [Filed as Exhibit 10(k) to the Company's 2011 10-K and incorporated herein by reference]

10(l)	Kansas City Life Insurance Company Long Term Incentive Plan Agreement. [Filed as Exhibit 10(l) to the Company’s 2009 10-K/A and incorporated herein by reference]

10(m)	Kansas City Life Insurance Company Severance Plan. [Filed as Exhibit 10(m) to the Company’s 2010 10-K and incorporated herein by reference]

10(n)	Kansas City Life Insurance Company Cash Balance Pension Plan and Amendment dated January 28, 2011. [Filed as Exhibit 10(n) to the Company's 2011 10-K and incorporated herein by reference]

10(o)	Kansas City Life Insurance Company Employee Medical Plan. [Filed as Exhibit 10(o) to the Company's 2011 10-K and incorporated herein by reference]

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 99(e) to the Company’s 10-K Report for 2009 and incorporated herein by reference]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief	Director; Senior Vice President, Finance
Executive Officer and Chairman	(Principal Financial Officer)
of the Board
(Principal Executive Officer)
By: /s/ William A. Schalekamp
By: /s/ Walter E. Bixby	William A. Schalekamp
Walter E. Bixby	Director
Director and Vice Chairman of the Board
By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/ John C. Cozad	Director
John C. Cozad
Director
By: /s/ Michael Braude
Michael Braude
By: /s/ Kevin G. Barth	Director
Kevin G. Barth
Director

By: /s/ Mark A. Milton
Mark A. Milton
Director; Senior Vice President, Actuary

Date: February 28, 2013