Form 10-Q
period 2013-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2013-04-26
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	11,023,116 shares

Class	Outstanding March 31, 2013

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	March 31 2013	December 31 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,764,263	$2,788,141
Equity securities available for sale, at fair value	25,470	20,061
Mortgage loans	675,106	674,034
Real estate	131,348	124,742
Policy loans	75,809	77,133
Short-term investments	14,592	24,902
Other investments	2,167	2,572
Total investments	3,688,755	3,711,585

Cash	7,672	7,026
Accrued investment income	37,387	34,747
Deferred acquisition costs	189,398	176,275
Reinsurance recoverables	192,030	190,613
Property and equipment	17,954	18,343
Other assets	54,714	47,063
Separate account assets	360,497	340,093
Total assets	$4,548,407	$4,525,745

LIABILITIES
Future policy benefits	$900,973	$889,107
Policyholder account balances	2,105,286	2,128,002
Policy and contract claims	38,381	29,813
Other policyholder funds	152,191	155,749
Other liabilities	229,060	232,580
Separate account liabilities	360,497	340,093
Total liabilities	3,786,388	3,775,344

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares,issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,973	40,969
Retained earnings	807,942	805,730
Accumulated other comprehensive income	63,866	54,094
Treasury stock, at cost (2013 - 7,473,564 shares; 2012 - 7,463,823 shares)	(173,883)	(173,513)
Total stockholders’ equity	762,019	750,401
Total liabilities and stockholders’ equity	$4,548,407	$4,525,745
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended
	March 31
	2013	2012
	(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$38,700	$32,704
Contract charges	24,348	25,133
Total insurance revenues	63,048	57,837
Investment revenues:
Net investment income	42,410	44,209
Net realized investment gains, excluding other- than-temporary impairment losses	446	15,837
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(187)	(268)
Portion of impairment losses recognized in other comprehensive income	58	108
Net other-than-temporary impairment losses recognized in earnings	(129)	(160)
Total investment revenues	42,727	59,886
Other revenues	2,233	2,185
Total revenues	108,008	119,908

BENEFITS AND EXPENSES
Policyholder benefits	45,432	38,470
Interest credited to policyholder account balances	19,663	20,558
Amortization of deferred acquisition costs	8,865	7,901
Operating expenses	26,504	23,962
Total benefits and expenses	100,464	90,891

Income before income tax expense	7,544	29,017

Income tax expense	2,356	9,576

NET INCOME	$5,188	$19,441

COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$9,473	$2,092
Change in future policy benefits	287	(1,467)
Change in policyholder account balances	12	(75)
Other comprehensive income	9,772	550

COMPREHENSIVE INCOME	$14,960	$19,991

Basic and diluted earnings per share:
Net income	$0.47	$1.72
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Quarter Ended
March 31, 2013
(Unaudited)

COMMON STOCK, beginning and end of year	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	40,969
Excess of proceeds over cost of treasury stock sold	4

End of period	40,973

RETAINED EARNINGS
Beginning of period	805,730
Net income	5,188
Stockholder dividends of $0.27 per share	(2,976)

End of period	807,942

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of period	54,094
Other comprehensive income	9,772

End of period	63,866

TREASURY STOCK, at cost
Beginning of period	(173,513)
Cost of 9,924 shares acquired	(372)
Cost of 183 shares sold	2

End of period	(173,883)

TOTAL STOCKHOLDERS’ EQUITY	$762,019
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Quarter Ended March 31
	2013	2012
OPERATING ACTIVITIES
Net income	$5,188	$19,441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	1,021	995
Depreciation	1,034	828
Acquisition costs capitalized	(8,644)	(9,652)
Amortization of deferred acquisition costs	8,865	7,901
Realized investment gains	(317)	(15,677)
Changes in assets and liabilities:
Reinsurance recoverables	(1,418)	(1,329)
Future policy benefits	12,307	(1,200)
Policyholder account balances	(7,737)	(1,714)
Income taxes payable and deferred	(1,144)	5,976
Other, net	(4,071)	(9,304)
Net cash provided (used)	5,084	(3,735)

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(50,836)	(128,592)
Equity securities	(6,552)	(705)
Mortgage loans	(14,797)	(11,292)
Real estate	(8,483)	(2,656)
Policy loans	(3,271)	(3,460)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	64,416	46,286
Equity securities	1,444	150
Mortgage loans	13,671	38,954
Real estate	342	47,328
Policy loans	4,595	4,261
Net sales (purchases) of short-term investments	10,310	(4,977)
Net acquisition of property and equipment	(36)	(72)
Net cash provided (used)	10,803	(14,775)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Quarter Ended March 31
	2013	2012
FINANCING ACTIVITIES
Deposits on policyholder account balances	$51,774	$61,463
Withdrawals from policyholder account balances	(65,574)	(43,661)
Net transfers from separate accounts	142	1,358
Change in other deposits	1,759	(2,865)
Cash dividends to stockholders	(2,976)	(3,054)
Net change in treasury stock	(366)	5
Net cash provided (used)	(15,241)	13,246

Increase (decrease) in cash	646	(5,264)
Cash at beginning of year	7,026	10,436
Cash at end of period	$7,672	$5,172

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,500	$3,000
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2012 Form 10-K, as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2013 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2012 Form 10-K. No significant updates or changes to these policies occurred during the quarter ended March 31, 2013.
2. New Accounting Pronouncements
For a full discussion of new accounting pronouncements and other regulatory activity and their impact on the Company, please refer to the Company's 2012 Form 10-K.
Accounting Pronouncements Adopted During 2013
In February 2013, the FASB issued guidance regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires entities to provide information about the amounts reclassified out of AOCI by component. Significant amounts reclassified out of AOCI that are required under U.S. GAAP to be reclassified to net income in their entirety in the same reporting period must be presented either on the face of the statement, where net income is presented, or in the footnotes. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that are required by U.S. GAAP that provide additional detail about those amounts. The Company adopted this new guidance as of January 1, 2013 with no material impact to the consolidated financial statements.
All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at March 31, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$119,721	$13,027	$22	$132,726
Federal agencies [1]	21,070	3,901	—	24,971
Federal agency issued
residential mortgage-backed securities [1]	75,871	8,004	2	83,873
Subtotal	216,662	24,932	24	241,570
Corporate obligations:
Industrial	496,432	49,536	522	545,446
Energy	193,718	23,013	358	216,373
Communications and technology	197,179	22,178	61	219,296
Financial	281,194	27,824	1,202	307,816
Consumer	487,609	45,810	216	533,203
Public utilities	244,594	38,383	162	282,815
Subtotal	1,900,726	206,744	2,521	2,104,949
Corporate private-labeled residential mortgage-backed securities	138,132	4,531	619	142,044
Municipal securities	140,232	26,696	—	166,928
Other	98,864	5,861	7,281	97,444
Redeemable preferred stocks	11,117	258	47	11,328
Fixed maturity securities	2,505,733	269,022	10,492	2,764,263
Equity securities	23,918	1,610	58	25,470
Total	$2,529,651	$270,632	$10,550	$2,789,733

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,774	$14,302	$25	$136,051
Federal agencies [1]	22,070	3,999	—	26,069
Federal agency issued
residential mortgage-backed securities [1]	83,608	8,381	4	91,985
Subtotal	227,452	26,682	29	254,105
Corporate obligations:
Industrial	494,615	51,645	377	545,883
Energy	188,790	22,473	14	211,249
Communications and technology	198,332	23,283	15	221,600
Financial	287,854	27,487	1,467	313,874
Consumer	476,913	49,395	70	526,238
Public utilities	246,389	39,840	102	286,127
Subtotal	1,892,893	214,123	2,045	2,104,971
Corporate private-labeled residential mortgage-backed securities	144,852	4,033	754	148,131
Municipal securities	140,843	27,141	—	167,984
Other	106,442	6,494	8,192	104,744
Redeemable preferred stocks	7,984	266	44	8,206
Fixed maturity securities	2,520,466	278,739	11,064	2,788,141
Equity securities	18,195	1,956	90	20,061
Total	$2,538,661	$280,695	$11,154	$2,808,202

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at March 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$113,619	$116,625
Due after one year through five years	674,725	745,208
Due after five years through ten years	988,226	1,089,591
Due after ten years	429,914	491,875
Securities with variable principal payments	288,132	309,636
Redeemable preferred stocks	11,117	11,328
Total	$2,505,733	$2,764,263

No material derivative financial instruments were held during the first quarter of 2013 or during 2012.
Unrealized Losses on Investments
At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. The Company prepares a formal review document no less often than quarterly of all investments

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost. For additional information on the Company's process and considerations, as well as related accounting when other-than-temporary impairments are identified, please refer to Note 4 - Investments of the Company's 2012 Form 10-K.
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at March 31, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$1,295	$16	$662	$6	$1,957	$22
Federal agency issued residential mortgage-backed securities [1]	9	—	291	2	300	2
Subtotal	1,304	16	953	8	2,257	24
Corporate obligations:
Industrial	37,832	522	—	—	37,832	522
Energy	29,999	358	—	—	29,999	358
Communications and technology	3,663	61	—	—	3,663	61
Financial	2,981	68	4,720	1,134	7,701	1,202
Consumer	24,891	216	—	—	24,891	216
Public utilities	11,567	162	—	—	11,567	162
Subtotal	110,933	1,387	4,720	1,134	115,653	2,521
Corporate private-labeled residential mortgage-backed securities	—	—	13,714	619	13,714	619
Other	—	—	41,693	7,281	41,693	7,281
Redeemable preferred stocks	—	—	1,509	47	1,509	47
Fixed maturity securities	112,237	1,403	62,589	9,089	174,826	10,492
Equity securities	—	—	115	58	115	58
Total	$112,237	$1,403	$62,704	$9,147	$174,941	$10,550

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At March 31, 2013, the Company had 55 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 39 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 13 security issues were below cost for three years or more. At December 31, 2012, the Company had 43 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 25 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 15 security issues were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at March 31, 2013 and December 31, 2012. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$—	$—	$4,141	$2
Due after one year through five years	8,018	107	8,038	45
Due after five years through ten years	101,337	1,254	43,335	578
Due after ten years	49,947	8,464	58,895	9,637
Total	159,302	9,825	114,409	10,262
Securities with variable principal payments	14,015	620	14,466	758
Redeemable preferred stocks	1,509	47	1,511	44
Total	$174,826	$10,492	$130,386	$11,064
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

Quarter Ended
March 31
2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$15,260
Additions for credit losses not previously recognized in other-than-temporary impairment	27
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	102
Reductions for securities sold during the period (realized)	—
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$15,384

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended
	March 31
	2013	2012
Gross gains resulting from:
Sales of investment securities	$68	$313
Investment securities called and other	726	208
Sales of real estate	—	15,170
Total gross gains	794	15,691
Gross losses resulting from:
Investment securities called and other	(182)	(53)
Sale of real estate and joint venture	(89)	—
Mortgage loans	—	(165)
Total gross losses	(271)	(218)
Change in allowance for potential future losses on mortgage loans	(54)	364
Amortization of DAC and VOBA	(23)	—
Net realized investment gains, excluding other-than- temporary impairment losses	446	15,837

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(187)	(268)
Portion of loss recognized in other comprehensive income	58	108
Net other-than-temporary impairment losses recognized in earnings	(129)	(160)
Net realized investment gains	$317	$15,677
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the first quarters ended March 31.

	Quarter Ended
	March 31
	2013	2012
Proceeds	$4,065	$6,400
Gross realized gains	68	313
Mortgage Loans
The Company invests on an ongoing basis in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.4 million at March 31, 2013 and $3.3 million at December 31, 2012. The Company had 18% of its invested assets in commercial mortgage loans at March 31, 2013, and December 31, 2012. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% and 47%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

at March 31, 2013 and December 31, 2012, respectively, and is based upon the current balance relative to the appraisal of value at the time the loan was originated or acquired.
The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at March 31, 2013 and December 31, 2012.

	March 31 2013	December 31 2012
Principal outstanding	$678,506	$677,380
Allowance for potential future losses	(3,400)	(3,346)
Carrying value	$675,106	$674,034
The following table summarizes the amount of mortgage loans held by the Company at March 31, 2013 and December 31, 2012, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	March 31 2013	% of Total	December 31 2012	% of Total
Prior to 2004	$45,232	7%	$48,973	7%
2004	18,985	3%	19,699	3%
2005	32,056	5%	32,666	5%
2006	36,329	5%	39,321	6%
2007	31,275	5%	31,484	5%
2008	35,305	5%	35,747	5%
2009	41,083	6%	41,691	6%
2010	87,993	13%	90,236	13%
2011	128,794	19%	130,590	19%
2012	203,333	30%	206,973	31%
2013	18,121	2%	—	—%
Total	$678,506	100%	$677,380	100%

The following table identifies mortgage loans by geographic location at March 31, 2013 and December 31, 2012.

	March 31 2013	% of Total	December 31 2012	% of Total
Pacific	$180,106	27%	$183,198	27%
West north central	112,713	17%	106,004	16%
West south central	107,971	16%	110,336	16%
Mountain	93,147	14%	95,626	14%
South atlantic	64,119	9%	61,815	9%
Middle atlantic	47,704	7%	48,523	7%
East north central	57,101	8%	55,938	8%
East south central	15,645	2%	15,940	3%
Total	$678,506	100%	$677,380	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at March 31, 2013 and December 31, 2012.

	March 31 2013	% of Total	December 31 2012	% of Total
California	$153,251	23%	$156,032	23%
Texas	98,074	14%	100,307	15%
Minnesota	66,797	10%	63,402	9%
Florida	36,142	5%	36,521	5%
All others	324,242	48%	321,118	48%
Total	$678,506	100%	$677,380	100%
The following table identifies mortgage loans by property type at March 31, 2013 and December 31, 2012. The Other category consists of apartments and retail properties.

	March 31 2013	% of Total	December 31 2012	% of Total
Industrial	$297,847	44%	$298,611	44%
Office	259,047	38%	261,075	39%
Medical	48,277	7%	48,824	7%
Other	73,335	11%	68,870	10%
Total	$678,506	100%	$677,380	100%
The table below identifies mortgage loans by maturity at March 31, 2013 and December 31, 2012.

	March 31 2013	% of Total	December 31 2012	% of Total
Due in one year or less	$26,840	4%	$29,663	4%
Due after one year through five years	187,874	27%	195,336	29%
Due after five years through ten years	275,885	41%	282,453	42%
Due after ten years	187,907	28%	169,928	25%
Total	$678,506	100%	$677,380	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $6.3 million and $4.7 million during the first quarters ended March 31, 2013 and 2012, respectively.
In the normal course of business, the Company commits to fund commercial mortgage loans, generally up to 120 days days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower's failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 15 - Commitments.
At March 1, 2013, the prior year's construction-to-permanent loan converted to a long-term, fixed-rate permanent loan after completion and fulfillment of occupancy requirements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
Cash and Short-Term Financial Assets
Short-term financial assets include cash and other short-term investments. Cash is categorized as Level 1. Other short-term assets are invested in institutional money market funds. These assets are categorized as Level 2, as the valuation is based upon the net asset value (NAV) of the fund. There are no restrictions on withdrawal of these funds.
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
Separate Accounts
The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV. They are categorized as Level 2 in the fair value hierarchy, as the fair value is based upon the NAV of the fund.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Determination of Fair Value
The determination of the fair value of the Company's fixed maturity and equity securities is the responsibility of the Company's investment accounting group. The determination of the value of the Company's liabilities that are reported at fair value in the financial statements is the responsibility of the Company's valuation actuary group. Each of these groups manage and create the policies and processes used to determine the respective fair values. The results of the process are reviewed by the Principal Accounting Officer, the Chief Financial Officer, and other management, as necessary. The results are made known to the Company's Disclosure Committee and any significant policy or process changes are discussed with the Company's Audit Committee. Please refer to Note 5. Fair Value Measurements of the Company's 2012 Form 10-K for additional information on these responsibilities.
The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At March 31, 2013, approximately 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. At December 31, 2012, approximately 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities. At March 31, 2013, the Company obtained prices for six securities from brokers and internally determined the prices for 19 securities. At December 31, 2012, the Company obtained prices for five securities from brokers and internally determined the prices for 19 securities.
Each quarter, the Company evaluates the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value within the macro-economic environment, sector factors, and overall pricing trends and expectations. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; in-depth specific analytics on randomly selected issues; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service's methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Finally, the Company also performs additional evaluations when individual prices fall outside tolerance levels when comparing prices received from third-party pricing services. At March 31, 2013, the Company had minimal occurrences where it used a price other than identified in its pricing policy, and the impact was not material to the consolidated financial statements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

 Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,645	$117,305	$2,776	$132,726
Federal agencies [1]	—	24,971	—	24,971
Federal agency issued residential mortgage-backed securities [1]	—	83,873	—	83,873
Subtotal	12,645	226,149	2,776	241,570
Corporate obligations:
Industrial	—	543,019	2,427	545,446
Energy	—	213,995	2,378	216,373
Communications and technology	—	219,296	—	219,296
Financial	—	296,731	11,085	307,816
Consumer	—	517,081	16,122	533,203
Public utilities	—	282,780	35	282,815
Subtotal	—	2,072,902	32,047	2,104,949
Corporate private-labeled residential mortgage-backed securities	—	142,044	—	142,044
Municipal securities	—	163,198	3,730	166,928
Other	—	91,724	5,720	97,444
Redeemable preferred stocks	8,160	3,168	—	11,328
Fixed maturity securities	20,805	2,699,185	44,273	2,764,263
Equity securities	1,242	24,228	—	25,470
Total	$22,047	$2,723,413	$44,273	$2,789,733

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(2,345)	$(2,345)
Total	$—	$—	$(2,345)	$(2,345)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,698	$120,544	$2,809	$136,051
Federal agencies [1]	—	26,069	—	26,069
Federal agency issued residential mortgage-backed securities [1]	—	91,985	—	91,985
Subtotal	12,698	238,598	2,809	254,105
Corporate obligations:
Industrial	—	542,561	3,322	545,883
Energy	—	208,887	2,362	211,249
Communications and technology	—	221,600	—	221,600
Financial	—	302,690	11,184	313,874
Consumer	—	509,953	16,285	526,238
Public utilities	—	286,127	—	286,127
Subtotal	—	2,071,818	33,153	2,104,971
Corporate private-labeled residential mortgage-backed securities	—	148,131	—	148,131
Municipal securities	—	163,661	4,323	167,984
Other	—	98,896	5,848	104,744
Redeemable preferred stocks	8,206	—	—	8,206
Fixed maturity securities	20,904	2,721,104	46,133	2,788,141
Equity securities	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,080)	$(1,080)
Total	$—	$—	$(1,080)	$(1,080)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,805	$2,654,884	$—	$2,675,689
Priced from independent broker quotations	—	44,301	—	44,301
Priced from internal matrices and calculations	—	—	44,273	44,273
Subtotal	20,805	2,699,185	44,273	2,764,263
Equity securities available for sale:
Priced from external pricing services	1,242	13,780	—	15,022
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,448	—	10,448
Subtotal	1,242	24,228	—	25,470
Total	$22,047	$2,723,413	$44,273	$2,789,733
Percent of total	1%	97%	2%	100%

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,904	$2,676,943	$—	$2,697,847
Priced from independent broker quotations	—	44,161	—	44,161
Priced from internal matrices and calculations	—	—	46,133	46,133
Subtotal	20,904	2,721,104	46,133	2,788,141
Equity securities available for sale:
Priced from external pricing services	1,336	7,254	—	8,590
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,216	1,255	11,471
Subtotal	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2013 and year ended December 31, 2012 are summarized below:

	Quarter Ended March 31, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	3	641	644	(1,423)
Included in other comprehensive income	(232)	(627)	(859)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	316
Sales	—	—	—	—
Other dispositions	(1,747)	(1,269)	(3,016)	(158)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	—	—	—	—
Ending balance	$44,273	$—	$44,273	$(2,345)

Net unrealized gains	$(232)	$(627)	$(859)

	Year Ended December 31, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	109	—	109	(1,228)
Included in other comprehensive income	(160)	132	(28)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	1,592
Sales	—	—	—	—
Other dispositions	(5,406)	—	(5,406)	(1,257)
Transfers into Level 3	7,831	—	7,831	—
Transfers out of Level 3	—	—	—	—
Ending balance	$46,133	$1,255	$47,388	$(1,080)

Net unrealized gains	$(172)	$132	$(40)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the first quarters ended March 31, 2013 and 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents quantitative information about material Level 3 fair value measurements as of March 31, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (in basis points)	Weighted Average of Range

Fixed maturity securities	$44,273	Market comparable	Spread adjustment	69-313	168

The Company's primary category of Level 3 fair values is fixed maturity securities, totaling $44.3 million as of March 31, 2013. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.2 million as of March 31, 2013.
Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company's financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.
The table below is a summary of fair value estimates at March 31, 2013 and December 31, 2012 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below do not represent, and should not be construed to represent, the underlying value to the Company.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,764,263	$2,764,263	$2,788,141	$2,788,141
Equity securities available for sale	25,470	25,470	20,061	20,061
Mortgage loans	675,106	727,152	674,034	722,098
Policy loans	75,809	75,809	77,133	77,133
Cash and short-term financial assets	22,264	22,264	31,928	31,928
Separate account assets	360,497	360,497	340,093	340,093

Liabilities:
Individual and group annuities	$1,109,207	$1,088,265	$1,130,032	$1,108,987
Supplementary contracts without life contingencies	53,604	52,661	54,321	53,389
Separate account liabilities	360,497	360,497	340,093	340,093
Other policyholder funds - GMWB	2,345	2,345	(1,080)	(1,080)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at March 31, 2013 and December 31, 2012.

	March 31 2013	December 31 2012
Receivables:
Agent receivables, net (allowance $2,259; 2012 - $2,261)	$1,618	$1,697
Investment-related financing receivables:
Mortgage loans, net (allowance $3,400; 2012 - $3,346)	675,106	674,034
Total financing receivables	$676,724	$675,731
The following table details the activity of the allowance for uncollectible accounts on agent receivables at March 31, 2013 and December 31, 2012.

	March 31 2013	December 31 2012
Beginning of year	$2,261	$2,226
Additions	33	229
Deductions	(35)	(194)
End of period	$2,259	$2,261
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at March 31, 2013 and December 31, 2012.

	March 31 2013	December 31 2012
Mortgage loans collectively evaluated for impairment	$618,548	$622,381
Mortgage loans individually evaluated for impairment	59,958	54,999
Allowance for potential future losses	(3,400)	(3,346)
Carrying value	$675,106	$674,034
The following table details the activity of the allowance for potential future losses on mortgage loans at March 31, 2013 and December 31, 2012.

	March 31 2013	December 31 2012
Beginning of year	$3,346	$2,849
Provision	54	497
Deductions	—	—
End of period	$3,400	$3,346
Agent Receivables
The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. The Company's gross agent receivables totaled $3.9 million as of March 31, 2013, and the Company had an allowance for doubtful accounts totaling $2.3 million. Gross agent receivables totaled $4.0 million with an allowance for doubtful accounts of $2.3 million at December 31, 2012. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

•
Agent specific loans. At March 31, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million. As of December 31, 2012, agent specific loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.8 million, and the allowance for doubtful accounts was $2.0 million as of March 31, 2013. Gross agent receivables totaled $2.9 million and the allowance for doubtful accounts was $2.0 million as of December 31, 2012.

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
Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 3 - Investments, as are geographic distributions for both regional and significant state concentrations. These measures are also supplemented with various other analytics to provide additional information concerning potential impairment of mortgage loans and management's assessment of financing receivables.
The following table presents an aging schedule for delinquent payments for both principal and interest at March 31, 2013 and December 31, 2012, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	6,987	14	—	463	477
Medical	4,015	30	—	—	30
Other	—	—	—	—	—
Total	$11,002	$44	$—	$463	$507

December 31, 2012
Industrial	$—	$—	$—	$—	$—
Office	6,053	9	—	201	210
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$6,053	$9	$—	$201	$210
As of March 31, 2013, there were four mortgage loans that were 30 days or more past due, including two over 120 days past due. One loan that was over 120 days past due is in the process of foreclosure, the other loan over 120 days past due is under review. Subsequently, payment was received on two of the four delinquent loans and they were brought current in April 2013.
The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.4 million at March 31, 2013 and $3.3 million at December 31, 2012. For information regarding management's periodic evaluation and assessment of mortgage

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2012 Form 10-K.
The Company had two mortgage loan maturity defaults in the prior year. One loan was foreclosed in the first quarter of 2012 and resulted in an impairment of $0.2 million. The second loan default, which occurred in the third quarter of 2012, is currently in the process of foreclosure. A third loan default is currently under review. The Company had no troubled loans that were restructured or modified in 2013 or 2012.

6. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability corporations that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income. For additional information, please refer to Note 7 - Variable Interest Entities in the Company's 2012 Form 10-K.
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at March 31, 2013 and December 31, 2012. The table includes investments in six real estate joint ventures and 26 affordable housing real estate joint ventures at March 31, 2013 and investments in seven real estate joint ventures and 26 affordable housing real estate joint ventures at December 31, 2012.

	March 31 2013		December 31 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,286	$22,286	$22,440	$22,440
Affordable housing real estate joint ventures	21,972	60,449	22,704	60,527
Total	$44,258	$82,735	$45,144	$82,967
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
At March 31, 2013 and December 31, 2012, the Company had unfunded commitments of $1.3 million. Mortgage loan commitments outstanding to the real estate joint venture VIEs totaled $0.3 million at March 31, 2013 and December 31, 2012. Unfunded equity commitments for the development of properties owned were $13.8 million and $1.0 million in 2013 and 2012, respectively. The loan commitments are included in Note 15 to the Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at March 31, 2013 and December 31, 2012 includes $15.5 million and $14.1 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

7. Separate Accounts
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $107.7 million at March 31, 2013 (December 31, 2012 - $102.5 million) and the guarantee liability was $(2.3) million at March 31, 2013 (December 31, 2012 - $(1.1) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
8. Notes Payable
The Company had no notes payable at March 31, 2013 or December 31, 2012.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.7 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received dividends on the capital investment of less than $0.1 million in both the first quarters of 2013 and 2012.
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at March 31, 2013 or December 31, 2012. The lines of credit are at variable interest rates based upon short-term indices, and they will expire in June of 2013. The Company anticipates renewing these lines as they come due.
9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended
	March 31
	2013	2012
Federal income tax rate	35%	35%
Tax credits, net of equity adjustment	(3)%	—%
Permanent differences	(1)%	(2)%
Effective income tax rate	31%	33%
The Company did not have any uncertain tax positions at March 31, 2013.
At March 31, 2013, the Company had a $0.1 million current tax liability and an $87.7 million deferred tax liability, compared to a $2.0 million current tax liability and an $82.5 million deferred tax liability at December 31, 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

10. Pensions and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost for the first quarters ended March 31, 2013 and 2012.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31		March 31
	2013	2012	2013	2012
Service cost	$—	$—	$249	$199
Interest cost	1,335	1,475	362	452
Expected return on plan assets	(2,307)	(2,225)	—	(8)
Amortization of:
Unrecognized actuarial net loss (gain)	598	(1,425)	58	70
Unrecognized prior service credit	—	—	(63)	(63)
Net periodic benefit cost	$(374)	$(2,175)	$606	$650

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in an immaterial correction that reduced net periodic pension expense of $2.0 million before applicable income taxes and an after-tax increase of $1.3 million to net income and stockholders' equity. The excess amortization had been previously recorded during 2011.
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
In the first quarter of 2013, the plan made a payment of $2.4 million to plan participants for the three-year interval ended December 31, 2012. No payments were made during the first quarter of 2012 for the three-year interval ended December 31, 2011.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the first quarters of 2013 and 2012 was $0.3 million, net of tax.
12. Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of adjustments for realized investment gains or losses) net of adjustments to DAC and VOBA (including deferred revenue liability), future policy benefits, and policyholder account balances. In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The table below provides information about comprehensive income for the first quarters ended March 31.

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2013:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(9,287)	$(3,251)	$(6,036)
Equity securities	311	109	202
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	612	214	398
Other-than-temporary impairment losses recognized in earnings	(187)	(65)	(122)
Other-than-temporary impairment losses recognized in other comprehensive income	58	20	38
Net unrealized gains excluding impairment losses	(9,459)	(3,311)	(6,148)
Effect on DAC and VOBA [1]	24,032	8,411	15,621
Future policy benefits	442	155	287
Policyholder account balances	18	6	12
Other comprehensive income	$15,033	$5,261	9,772
Net income			5,188
Comprehensive income			$14,960

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2012:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$7,324	$2,563	$4,761
Equity securities	2	1	1
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	468	164	304
Other-than-temporary impairment losses recognized in earnings	(268)	(94)	(174)
Other-than-temporary impairment losses recognized in other comprehensive income	108	38	70
Net unrealized gains excluding impairment losses	7,018	2,456	4,562
Effect on DAC and VOBA	(3,800)	(1,330)	(2,470)
Future policy benefits	(2,256)	(789)	(1,467)
Policyholder account balances	(116)	(41)	(75)
Other comprehensive income	$846	$296	550
Net income			19,441
Comprehensive income			$19,991

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides accumulated balances related to each component of accumulated other comprehensive income at March 31, 2013.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094
Other comprehensive income before reclassification	(7,564)	1,102	—	15,636	287	12	9,473
Amounts reclassified from accumulated other comprehensive income	398	(84)	—	(15)	—	—	299
Net current-period other comprehensive income	(7,166)	1,018	—	15,621	287	12	9,772
End of period	$167,329	$1,724	$(53,148)	$(32,701)	$(18,612)	$(726)	$63,866

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pretax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the three months ended March 31, 2013.

Quarter Ended
March 31
2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the consolidated statements of comprehensive income [1]	$612
Income tax expense [2]	(214)
Net of taxes	398

Having no impairments recognized in the consolidated statements of comprehensive income [1]	(129)
Income tax benefit [2]	45
Net of taxes	(84)

Reclassification adjustment related to DAC and VOBA [1]	(23)
Income tax benefit [2]	8
Net of taxes	(15)

Total pretax reclassifications	460
Total income tax expense	(161)
Total reclassification, net taxes	$299

[1]	(Increases) decreases net realized investment gains (losses) on the consolidated statements of comprehensive income.

[2]	(Increases) decreases income tax expense on the consolidated statements of comprehensive income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding for the quarters ended March 31, 2013 and 2012 were 11,025,506 and 11,309,395, respectively. The number of shares outstanding at March 31, 2013 and December 31, 2012 were 11,023,116 and 11,032,857, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
First quarter:	2013	$32,531	$12,526	$18,089	$(98)	$63,048
	2012	28,569	12,067	17,300	(99)	57,837
Net investment income:
First quarter:	2013	$39,369	$131	$2,910	$—	$42,410
	2012	41,121	128	2,960	—	44,209
Net income (loss):
First quarter:	2013	$4,929	$192	$67	$—	$5,188
	2012	19,487	(335)	289	—	19,441

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2013, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $6.6 million, one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance, and $13.8 million for the development of real estate investments.
Subsequent to March 31, 2013 the Company entered into commitments to fund additional mortgage loans of $4.0 million.
16. Contingent Liabilities
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
18. Subsequent Events
On April 22, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 8, 2013 to stockholders of record on May 2, 2013.
The Company signed an agreement in April 2013 to assume a block of variable life insurance policies and variable annuities from American Family Life Insurance Company. This transaction is subject to review by the Wisconsin Office of the Commissioner of Insurance. For additional information, please refer to the Company's 8-K filed with the SEC on April 2, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the quarters ended March 31, 2013 and 2012 and the financial condition of the Company at March 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2012 Form 10-K.
Overview
Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life insurance and annuity products. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. For additional information, please refer to the Overview included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K.
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
Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors as filed in the Company's 2012 Form 10-K. For additional information, please refer to the Overview included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2012 Form 10-K.
Consolidated Results of Operations
Summary of Results
The Company earned net income of $5.2 million in the first quarter of 2013 compared to $19.4 million in the first quarter of 2012. Net income per share was $0.47 in the first quarter of 2013 versus $1.72 in the same period in the prior year. The following table presents variances between the results for the first quarters ended March 31, 2013 and 2012.

Quarter Ended
March 31
2013 Versus 2012
Insurance and other revenues	$5,259
Net investment income	(1,799)
Net realized investment gains (losses)	(15,360)
Policyholder benefits and interest credited to policyholder account balances	(6,067)
Amortization of deferred acquisition costs	(964)
Operating expenses	(2,542)
Income tax expense	7,220
Total variance	$(14,253)
Net income decreased $14.3 million in the first quarter of 2013 compared to the same period in 2012. The largest factor in the decrease was a $15.4 million decrease in net realized investment gains in the first quarter of 2013 compared to the first quarter of 2012. Also contributing to the decline in net income were increases in policyholder benefits and operating expenses, along with a decrease in net investment income. Partially offsetting these were an increase in insurance revenues and a decrease in interest credited to policyholder account balances. Additional information on these items is presented below.
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
The Company's marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs.  The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products.
Sales of the Company's products are primarily made through the Company's existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents.  The Company believes that increased sales will result through both the number and productivity of general agents and agents. The Company also places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. In addition, the Company provides support to existing agents to stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. The Company also selectively utilizes third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique opportunities in the existing markets and to react quickly to take advantage of opportunities when they occur.
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
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the first quarters ended March 31, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$4,370	—%	$4,356	(1)%
Immediate annuities	6,480	279%	1,708	(37)%
Group life insurance	685	42%	481	(3)%
Group accident and health insurance	3,146	24%	2,544	(30)%
Total new premiums	14,681	62%	9,089	(19)%
Renewal premiums	37,592	1%	37,250	5%
Total premiums	52,273	13%	46,339	(1)%
Reinsurance ceded	(13,573)	—%	(13,635)	4%
Net premiums	$38,700	18%	$32,704	(3)%
Consolidated total premiums increased $5.9 million or 13% in the first quarter of 2013 versus the same period in the prior year. Total new premiums increased $5.6 million or 62% and total renewal premiums increased $0.3 million or 1%.  The increase in total new premiums was driven by a $4.8 million or 279% increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, new group accident and health insurance premiums increased $0.6 million or 24%, largely from increased premiums from the dental product line. The increase in renewal premiums was largely due to a $0.8 million or 3% increase in individual life insurance premiums, largely from the Old American segment. Partially offsetting this improvement, group accident and health renewal premiums decreased $0.3 million or 3%, reflecting decreases in dental product line renewals.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$5,414	64%	$3,303	17%
Variable universal life insurance	566	261%	157	(30)%
Fixed deferred annuities	8,647	(55)%	19,150	29%
Variable annuities	3,000	(24)%	3,961	3%
Total new deposits	17,627	(34)%	26,571	22%
Renewal deposits	34,147	(2)%	34,892	(2)%
Total deposits	$51,774	(16)%	$61,463	7%
Total new deposits decreased $8.9 million or 34% in the first quarter of 2013 compared with the first quarter of 2012. This resulted from a $10.5 million or 55% decrease in new fixed deferred annuity deposits and a $1.0 million or 24% decrease in new variable annuity deposits. Partially offsetting these, new universal life deposits increased $2.1 million or 64% and new variable universal life deposits increased $0.4 million or 261%. Total renewal deposits decreased $0.7 million or 2% in the first quarter of 2013 versus last year. These results reflected a $0.6 million or 7% decline in fixed deferred annuity renewal deposits, a $0.3 million or 12% decrease in variable universal life renewal deposits, and a $0.3 million or 2% decline in universal life renewal deposits. Partially offsetting these was a $0.5 million or 28% increase in variable annuity renewal deposits.
Insurance Revenues
Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the first quarter of 2013, total insurance revenues increased $5.2 million or 9%, reflecting a $6.0 million or 18% increase in premiums net of reinsurance and a $0.8 million or 3% decrease in contract charges. Direct individual life premiums increased $0.9 million or 3%, direct immediate annuity premiums increased $4.8 million or 278%, and direct accident and health premiums increased $0.2 million or 2% compared with one year earlier.
Contract charges consist of cost of insurance, expense loads, amortization of unearned revenues, and surrender charges on policyholder account balances. Certain contract charges are not recognized in income immediately but are deferred and are amortized into income in proportion to the expected future gross profits of the business, in a manner similar to deferred acquisition costs (DAC). Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins, and policy and premium persistency experience. At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment.
Total contract charges on all blocks of business decreased $0.8 million or 3% in the first quarter of 2013 compared to the first quarter of 2012, in part due to the runoff of closed blocks.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 35% of total consolidated contract charges in the first quarter of 2013, unchanged from the first quarter of 2012. Total contract charges on closed blocks declined 4% in the first quarter of 2013 compared to the first quarter of 2012, and total contract charges on open, or ongoing, blocks of business decreased 3%.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums were essentially flat in the first quarter of 2013 compared to one year earlier.
Investment Revenues
Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $1.5 million or 3% in the first quarter of 2013, compared with the same period in 2012. While average invested assets increased during the first quarter of 2013, this was more than offset by lower yields earned on certain investments.

Fixed maturity securities provided a majority of the Company's investment income during the quarter ended March 31, 2013. Income on these investments declined $1.9 million or 6% in the first quarter of 2013 compared to the same period in 2012, reflecting declines in average invested assets and yields earned.
Investment income from commercial mortgage loans increased $0.5 million or 5% in the first quarter of 2013 compared to the prior year. This improvement was largely the result of higher mortgage loan portfolio holdings in the first quarter of 2013 compared to the first quarter of 2012, as the Company significantly increased its holdings in mortgage loans in recent periods.
In addition, investment income declined from an alternative investment fund, in the amount of $0.6 million in the first quarter of 2013 compared to the first quarter of 2012. This change was due to both market performance and the amount invested in the first quarter of 2013 compared to the first quarter of 2012.
Net investment income is stated net of investment expenses. Investment expenses increased $0.3 million or 9% in the first quarter of 2013 compared to the same period in 2012. This change reflects increased real estate expense, largely resulting from the purchase of new properties.
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
The Company recorded a net realized investment gain of $0.3 million in the first quarter of 2013, compared with a $15.7 million net realized investment gain in the first quarter of 2012. During the first quarter of 2013, the Company recorded $0.1 million in gains from the sale of investment securities and $0.7 million in gains from investment securities called and other. Partially offsetting these gains, investment losses of $0.1 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired. Investment securities called and other includes, but is not limited to, principal payments and sinking funds.
The Company's analysis of securities for the quarter ended March 31, 2013 resulted in the determination that six fixed maturity securities had other-than-temporary impairments and were written down by a combined $0.1 million due to credit impairments. These six securities accounted for all of the other-than-temporary impairments in the first quarter of 2013. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.2 million in the first quarter of 2013, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $59.8 million.
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
For additional information regarding the Company’s asset/liability management program, please see the Asset/Liability Management section within Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2012 Form 10-K.

The following table provides information regarding fixed maturity and equity securities by asset class at March 31, 2013.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$132,726	5%	$130,769	$13,027	$1,957	$22
Federal agencies [1]	24,971	1%	24,971	3,901	—	—
Federal agency issued residential mortgage-backed securities [1]	83,873	3%	83,573	8,004	300	2
Subtotal	241,570	9%	239,313	24,932	2,257	24
Corporate obligations:
Industrial	545,446	20%	507,614	49,536	37,832	522
Energy	216,373	8%	186,374	23,013	29,999	358
Communications and technology	219,296	8%	215,633	22,178	3,663	61
Financial	307,816	11%	300,115	27,824	7,701	1,202
Consumer	533,203	19%	508,312	45,810	24,891	216
Public utilities	282,815	10%	271,248	38,383	11,567	162
Subtotal	2,104,949	76%	1,989,296	206,744	115,653	2,521
Corporate private-labeled residential mortgage-backed securities	142,044	5%	128,330	4,531	13,714	619
Municipal securities	166,928	6%	166,928	26,696	—	—
Other	97,444	3%	55,751	5,861	41,693	7,281
Redeemable preferred stocks	11,328	—%	9,819	258	1,509	47
Fixed maturities	2,764,263	99%	2,589,437	269,022	174,826	10,492
Equity securities	25,470	1%	25,355	1,610	115	58
Total	$2,789,733	100%	$2,614,792	$270,632	$174,941	$10,550

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$136,051	5%	$134,062	$14,302	$1,989	$25
Federal agencies [1]	26,069	1%	26,069	3,999	—	—
Federal agency issued residential mortgage-backed securities [1]	91,985	3%	91,569	8,381	416	4
Subtotal	254,105	9%	251,700	26,682	2,405	29
Corporate obligations:
Industrial	545,883	19%	517,017	51,645	28,866	377
Energy	211,249	8%	209,267	22,473	1,982	14
Communications and technology	221,600	8%	218,891	23,283	2,709	15
Financial	313,874	11%	305,633	27,487	8,241	1,467
Consumer	526,238	19%	509,095	49,395	17,143	70
Public utilities	286,127	10%	274,543	39,840	11,584	102
Subtotal	2,104,971	75%	2,034,446	214,123	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	148,131	5%	134,081	4,033	14,050	754
Municipal securities	167,984	6%	167,984	27,141	—	—
Other	104,744	4%	62,849	6,494	41,895	8,192
Redeemable preferred stocks	8,206	—%	6,695	266	1,511	44
Fixed maturities	2,788,141	99%	2,657,755	278,739	130,386	11,064
Equity securities	20,061	1%	19,788	1,956	273	90
Total	$2,808,202	100%	$2,677,543	$280,695	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
At December 31, 2012, the Company had $11.2 million in gross unrealized losses on investment securities which were offset by $280.7 million in gross unrealized gains.  At March 31, 2013, the Company's unrealized losses on investment securities had decreased to $10.6 million and were offset by $270.6 million in gross unrealized gains. At March 31, 2013, 24% of the gross unrealized losses were in the category of corporate obligations.  The financial sector was the single largest contributor to this category, reflecting the ongoing direct and indirect impact of the troubled residential real estate and mortgage markets.  At March 31, 2013, 94% of the total fair value of the fixed maturities portfolio had unrealized gains, a decrease from 95% at December 31, 2012.

The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor's rating at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
AAA	$96,366	3%	$114,276	4%
AA	550,676	20%	576,113	21%
A	882,292	32%	857,265	31%
BBB	1,045,753	38%	1,067,373	38%
Total investment grade	2,575,087	93%	2,615,027	94%
BB	64,414	2%	39,084	1%
B and below	124,762	5%	134,030	5%
Total below investment grade	189,176	7%	173,114	6%
	$2,764,263	100%	$2,788,141	100%
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at March 31, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$1,295	$16	$662	$6	$1,957	$22
Federal agency issued residential mortgage-backed securities [1]	9	—	291	2	300	2
Subtotal	1,304	16	953	8	2,257	24
Corporate obligations:
Industrial	37,832	522	—	—	37,832	522
Energy	29,999	358	—	—	29,999	358
Communications and technology	3,663	61	—	—	3,663	61
Financial	2,981	68	4,720	1,134	7,701	1,202
Consumer	24,891	216	—	—	24,891	216
Public utilities	11,567	162	—	—	11,567	162
Subtotal	110,933	1,387	4,720	1,134	115,653	2,521
Corporate private-labeled residential mortgage-backed securities	—	—	13,714	619	13,714	619
Other	—	—	41,693	7,281	41,693	7,281
Redeemable preferred stocks	—	—	1,509	47	1,509	47
Fixed maturity securities	112,237	1,403	62,589	9,089	174,826	10,492
Equity securities	—	—	115	58	115	58
Total	$112,237	$1,403	$62,704	$9,147	$174,941	$10,550

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $9.1 million at March 31, 2013, a decrease from $10.6 million at December 31, 2012. The largest component of this decrease was from the other category, which decreased $0.9 million during the first quarter of 2013.
The three classes of investments with the largest amount of unrealized losses at March 31, 2013 were from the corporate private-labeled residential mortgage backed securities category, the financial sector, and the other sector. The other sector is largely composed of asset-backed securities. The fair value in these three sectors remain some of the more price-challenged investments. The Company performs present value calculations of future cash flow projections for many of these investments to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as defined in Note 3 - Investments. Please refer to that note for further information.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at March 31, 2013 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$117,817	$116,332	$1,485
Unrealized losses of 20% or less and greater than 10%	40,283	35,058	5,225
Subtotal	158,100	151,390	6,710
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	570	338
Total investment grade	908	570	338
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	173	115	58
Total below investment grade	173	115	58
Unrealized losses greater than 20%	1,081	685	396
Subtotal	159,181	152,075	7,106

Securities owned with realized impairment:
Unrealized losses of 10% or less	14,334	13,715	619
Unrealized losses of 20% or less and greater than 10%	2,331	1,935	396
Subtotal	16,665	15,650	1,015
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	9,645	7,216	2,429
Total below investment grade	9,645	7,216	2,429
Unrealized losses greater than 20%	9,645	7,216	2,429
Subtotal	26,310	22,866	3,444
Total	$185,491	$174,941	$10,550

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2012 and should be considered in conjunction with information in Note 3 - Investments.

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

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at March 31, 2013.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$—	—%	$—	—%
AA	36,330	21%	4,219	40%
A	31,045	18%	752	7%
BBB	77,060	44%	1,626	16%
Total investment grade	144,435	83%	6,597	63%
BB	5,042	3%	97	1%
B and below	25,349	14%	3,798	36%
Total below investment grade	30,391	17%	3,895	37%
	$174,826	100%	$10,492	100%
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
The following is a discussion of all non-asset backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at March 31, 2013. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institution	Institution impacted by housing and mortgage crisis. The security continues to perform within contractual obligations.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 23 and 21 non-U.S. Agency mortgage-backed securities that were determined to have such indications at March 31, 2013 and December 31, 2012, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at March 31, 2013 and December 31, 2012. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	March 31, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	8.3%	35%	60%	8.0%	18.0%
2005	4.3%	15.7%	40%	74%	6.0%	18.0%
2006	6.4%	6.4%	40%	90%	8.0%	16.0%
2007	11.3%	11.3%	51%	51%	8.0%	8.0%

	December 31, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	6.8%	35%	53%	8.0%	18.0%
2005	4.7%	15.1%	40%	74%	6.0%	15.0%
2006	5.9%	6.2%	49%	90%	8.0%	16.0%
2007	10.5%	10.5%	58%	58%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At March 31, 2013, the fair value of investments with subprime residential mortgage exposure was $13.8 million with a related $1.9 million unrealized loss. At December 31, 2012, the fair value of investments with subprime residential mortgage exposure was $14.7 million with a related $2.2 million unrealized loss. This exposure amounted to less than 1% of the Company's invested assets at both March 31, 2013 and December 31, 2012. These investments are included in the Company's process for evaluation of other-than-temporarily impaired securities.
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

The following tables divide these investment types among vintage and credit ratings at March 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$17,695	$16,950	$745
2004	10,976	10,831	145
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	28,671	27,781	890
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	43,944	42,559	1,385
2005	73,478	74,971	(1,493)
2006	7,114	6,352	762
2007	4,295	4,066	229
Total below investment grade	128,831	127,948	883
Other Structured Securities:
Investment grade	59,144	60,916	(1,772)
Below investment grade	2,440	2,378	62
Total other	61,584	63,294	(1,710)
Total structured securities	$219,086	$219,023	$63

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$19,426	$18,667	$759
2004	26,163	25,186	977
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	45,589	43,853	1,736
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	31,415	30,760	655
2005	75,636	78,334	(2,698)
2006	7,369	6,536	833
2007	4,359	4,209	150
Total below investment grade	118,779	119,839	(1,060)
Other Structured Securities:
Investment grade	65,481	67,250	(1,769)
Below investment grade	2,559	2,378	181
Total other	68,040	69,628	(1,588)
Total structured securities	$232,408	$233,320	$(912)

[1]	This chart accounts for all vintages owned by the Company.
Total unrealized gains on non-U.S. Agency structured securities totaled less than $0.1 million at March 31, 2013, compared to unrealized losses of $0.9 million at December 31, 2012. Total unrealized gains on these securities as a percent of total amortized cost totaled less than 1% at March 31, 2013.
The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at March 31, 2013 had a fair value of $141.4 million with net unrealized gains of $2.7 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first quarters of 2013 or 2012.
The Company maintains a diversified investment portfolio, including 5% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at March 31, 2013. Approximately 72% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at March 31, 2013. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at March 31, 2013 was $244.6 million with a net unrealized gain of $16.6 million. This compares to a fair value of $238.9 million with a net unrealized gain of $17.9 million at December 31, 2012.
The Company did not have any material direct exposure to financial guarantors at March 31, 2013. The Company's indirect exposure to financial guarantors totaled $31.5 million, which was 1% of the Company's investment assets at March 31, 2013. The unrealized gain on these investments totaled $2.9 million at March 31, 2013. The Company's indirect exposure to financial guarantors at December 31, 2012 totaled $34.7 million, which was 1% of the Company's investment assets. Total unrealized gains on these investments totaled $3.3 million at December 31, 2012.

Policyholder Benefits
Policyholder benefits consist of death benefits, immediate annuity benefits, accident and health benefits, surrenders, interest, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality will fluctuate from period to period. However mortality experience has generally remained within pricing expectations for the periods presented.
Policyholder benefits increased $7.0 million or 18% in the first quarter of 2013 compared to the same period one year earlier. The increase in 2013 largely resulted from a $4.5 million increase in death benefits, net of reinsurance, reflecting less favorable mortality results. In addition, benefit and contract reserves increased $1.9 million compared to one year earlier. This largely resulted from the increase in sales of immediate annuities. Reserves are established on a nearly one-for-one basis with immediate annuity sales, and an increase in sales year-over-year results in an increase to reserves on a comparative basis. Partially offsetting these increases, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.6 million in the first quarter of 2013. However, this refinement in estimate also reduced the DAC asset, which resulted in an increase in the amortization of DAC of $1.7 million in the first quarter of 2013. In addition, the change in the fair value of the GMWB rider resulted in a $0.5 million decrease in benefit and contract reserves.
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At March 31, 2013, the fair value of the liability decreased $1.3 million compared to the fair value at December 31, 2012. This fluctuation can be attributed to favorable returns in the capital markets, increases in risk-free swap rates, reduced market volatility, and improved issuer discount spreads.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.9 million or 4% in the first quarter of 2013 compared with the same period one year earlier. This decline was due to lower average crediting rates as well as a decrease in policyholder account balances at March 31, 2012, compared to March 31, 2012.
Amortization of DAC
The amortization of deferred acquisition costs increased $1.0 million or 12% in the first quarter compared with the prior year. This increase was largely the result of the refinement in estimate mentioned above, which was partially offset by lower amortization resulting from unfavorable mortality that the Company experienced on certain interest sensitive products in the first quarter of 2013. No DAC unlocking occurred in the first quarters of 2013 or 2012.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses increased $2.5 million or 11% in the first quarter of 2013 compared to one year earlier. This reflected an increase in pension expense and an increase in depreciation. Partially offsetting these was a decline in legal fees. The increase in pension expense was attributable to a change in amortization period that was implemented in the first quarter of 2012 that reduced the amount amortized during that period. Please see Note 10 - Pension and Other Postretirement Benefits for additional information.
Income Taxes
The first quarter income tax expense was $2.4 million or 31% of income before tax for 2013, versus $9.6 million or 33% of income before tax for the prior year period.
The effective income tax rate in 2013 and 2012 was less than the prevailing corporate federal income tax rate of 35%, primarily due to permanent differences, including the dividends-received deduction, and tax benefits related to affordable housing investments.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 14 - Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended
	March 31
	2013	2012
Insurance revenues:
Net premiums	$8,183	$3,436
Contract charges	24,348	25,133
Total insurance revenues	32,531	28,569
Investment revenues:
Net investment income	39,369	41,121
Net realized investment gains, excluding other-than-temporary impairment losses	455	15,804
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(186)	(250)
Portion of impairment losses recognized in other comprehensive income	74	107
Net other-than-temporary impairment losses recognized in earnings	(112)	(143)
Total investment revenues	39,712	56,782
Other revenues	2,198	2,139
Total revenues	74,441	87,490

Policyholder benefits	26,975	19,357
Interest credited to policyholder account balances	19,663	20,558
Amortization of deferred acquisition costs	3,892	4,010
Operating expenses	16,770	14,499
Total benefits and expenses	67,300	58,424

Income before income tax expense	7,141	29,066

Income tax expense	2,212	9,579

Net income	$4,929	$19,487
The net income for this segment in the first quarter of 2013 was $4.9 million, compared to $19.5 million in the first quarter of 2012. The largest factor in the decline was $15.3 million of lower realized gains in first quarter 2013 compared to the first quarter of 2012. Other factors contributing to the decline were lower net investment income, along with increases in policyholder benefits and operating expenses. Partially offsetting these changes were increased insurance revenues and decreased interest credited to policyholder account balances.
Total insurance revenues for this segment increased $4.0 million or 14% in the first quarter of 2013 compared with the same period in the prior year.  Direct premiums increased $4.8 million or 36%, reflecting increased immediate annuity premiums.  Contract charges decreased $0.8 million or 3%, and reinsurance ceded premiums were essentially flat.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$1,146	(1)%	$1,154	(16)%
Immediate annuities	6,480	279%	1,708	(37)%
Total new premiums	7,626	166%	2,862	(30)%
Renewal premiums	10,550	—%	10,543	1%
Total premiums	18,176	36%	13,405	(8)%
Reinsurance ceded	(9,993)	—%	(9,969)	—%
Net premiums	$8,183	138%	$3,436	(24)%
Total new premiums for this segment increased $4.8 million or 166% in the first quarter of 2013 compared to the same period one year earlier. This improvement was the result of a $4.8 million or 279% increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. Total renewal premiums were essentially flat compared to last year.
The following table provides detail by new and renewal deposits for the first quarters ended March 31, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$5,414	64%	$3,303	17%
Variable universal life insurance	566	261%	157	(30)%
Fixed deferred annuities	8,647	(55)%	19,150	29%
Variable annuities	3,000	(24)%	3,961	3%
Total new deposits	17,627	(34)%	26,571	22%
Renewal deposits	34,147	(2)%	34,892	(2)%
Total deposits	$51,774	(16)%	$61,463	7%
Total new deposits decreased $8.9 million or 34% in the first quarter of 2013 compared to last year, reflecting a $10.5 million or 55% decrease in new fixed deferred annuity deposits and a $1.0 million or 24% decrease in new variable annuity deposits. Partially offsetting these, new universal life deposits increased $2.1 million or 64% and new variable universal life deposits increased $0.4 million or 261%. Total renewal deposits decreased $0.7 million or 2% in the first quarter of 2013, as fixed deferred annuity renewal deposits declined $0.6 million or 7%, variable universal life renewal deposits decreased $0.3 million or 12%, and universal life renewal deposits decreased $0.3 million or 2%. These were partially offset by a $0.5 million or 28% increase in variable annuity renewal deposits.
Total contract charges on all blocks of business decreased $0.8 million or 3% in the first quarter of 2013 compared to the first quarter of 2012, in part due to the runoff of closed blocks. Total contract charges on closed blocks declined 4% in the first quarter of 2013 compared to the first quarter of 2012, reflecting the runoff. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 3%.
Net investment income decreased $1.8 million or 4% in the first quarter of 2013 compared to the first quarter of 2012, as an increase in average invested assets was offset by a decline in yields earned. This segment experienced a net realized investment gain of $0.3 million in the first quarter of 2013 compared to $15.7 million in the first quarter of 2012. As identified earlier, the

Company had realized gains from the sale of certain real estate investments in the first quarter of 2012 that generated $15.2 million in gains with no comparable sales in 2013.
Policyholder benefits increased $7.6 million or 39% in the first quarter of 2013 compared to the prior year.  Death benefits, net of reinsurance ceded, increased $4.1 million, as mortality experience was less favorable. In addition, benefit and contract reserves increased $3.1 million, largely resulting from increased sales of immediate annuities. Partially offsetting these increases, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $0.5 million in the first quarter of 2013. However this refinement in estimate also reduced the DAC asset, which resulted in an increase in the amortization of DAC of $0.4 million in the first quarter of 2013. In addition, the change in the fair value of the GMWB rider resulted in a $0.5 million decrease in benefit and contract reserves.
Interest credited to policyholder account balances decreased $0.9 million or 4% in the first quarter of 2013 compared to one year earlier. This decline was due to lower average crediting rates, as well as a decrease in total policyholder account balances from the first quarter of 2012 to the first quarter of 2013.
The amortization of deferred acquisition costs decreased $0.1 million or 3% in the first quarter compared with the prior year, as the refinement in estimate mentioned above was offset by lower amortization resulting from unfavorable mortality that the Company experienced on certain interest sensitive products in the first quarter of 2013.
Operating expenses increased $2.3 million or 16% in the first quarter of 2013 compared with one year earlier. This reflected an increase in pension expense and an increase in depreciation. Partially offsetting these was a decline in legal fees. The increase in pension expense was attributable to a change in amortization period that was implemented in the first quarter of 2012 that reduced the amount amortized during that period. Please see Note 10 - Pension and Other Postretirement Benefits for additional information.
Group Insurance
The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended
	March 31
	2013	2012
Insurance revenues:
Net premiums	$12,526	$12,067
Total insurance revenues	12,526	12,067
Investment revenues:
Net investment income	131	128
Other revenues	34	37
Total revenues	12,691	12,232

Policyholder benefits	6,838	7,022
Operating expenses	5,557	5,725
Total benefits and expenses	12,395	12,747

Income (loss) before income tax expense (benefit)	296	(515)

Income tax expense (benefit)	104	(180)

Net income (loss)	$192	$(335)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the first quarters ended March 31, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New premiums:
Group life insurance	$685	42%	$481	(3)%
Group dental insurance	1,676	80%	932	(32)%
Group disability insurance	1,448	(9)%	1,583	(28)%
Other group insurance	22	(24)%	29	(19)%
Total new premiums	3,831	27%	3,025	(27)%
Renewal premiums	11,797	(3)%	12,184	12%
Total premiums	15,628	3%	15,209	2%
Reinsurance ceded	(3,102)	(1)%	(3,142)	30%
Net premiums	$12,526	4%	$12,067	(4)%
This segment uses direct sales representatives managed by the home office group marketing division, independent third-party distributors, and the Company's agent and general agent field force. Sales from internal producers accounted for approximately 75% of this segment's total premiums during the first quarter 2013, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group premiums increased $0.8 million or 27% in the first quarter of 2013 compared with the first quarter of 2012. The increase in the first quarter of 2013 was primarily due to a $0.7 million or 80% increase in new group dental premiums. Also contributing to the improvement was a $0.2 million or 42% increase in new group life premiums. The increase in the dental product line reflects improved competitive pricing and sales in a new market not previously targeted by this line's sales force. Partially offsetting these increases was a $0.2 million or 15% decrease in new short-term disability sales.
Renewal premiums decreased $0.4 million or 3% in the first quarter of 2013 compared with the prior year. This was largely the result of a decrease in the group long-term disability product of $0.2 million and a decrease in the dental line of $0.3 million compared to the same period one year earlier. However, the short-term disability product line had a $0.2 million increase in renewal premiums. This segment monitors product pricing and profitability on its insured groups. Depending upon the resulting profitability, premiums may be adjusted on underperforming groups to achieve expected returns for specific cases in targeted product lines.
This segment uses reinsurance in several of its product lines to help mitigate risk and to allow for a higher level and volume of sales and profitability. Reinsurance premiums decreased less than $0.1 million or 1% compared with 2012.
Total policyholder benefits for this segment consist of death benefits, accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits decreased $0.2 million or 3% in the first quarter of 2013 compared with the prior year. Total benefits for the group life and disability product lines decreased but were mostly offset by an increase in dental benefits.
This segment identifies a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of improvement in this segment's ability to monitor the relative overall success of product changes related to contract benefits. The ratio for the Group Insurance segment was 55% at March 31, 2013 compared to 58% at March 31, 2012. This improvement was largely attributable to improved premiums and reduced benefits.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's operations. Operating expenses for this segment decreased $0.2 million or 3% versus the same period in 2012. The change largely resulted from a decrease in commission expense from the disability lines in the first quarter of 2013.

Old American
The following table presents financial data of the Old American business segment for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended
	March 31
	2013	2012
Insurance revenues:
Net premiums	$18,089	$17,300
Total insurance revenues	18,089	17,300
Investment revenues:
Net investment income	2,910	2,960
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(9)	33
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1)	(18)
Portion of impairment losses recognized in other comprehensive income	(16)	1
Net other-than-temporary impairment losses recognized in earnings	(17)	(17)
Total investment revenues	2,884	2,976
Other revenues	1	9
Total revenues	20,974	20,285

Policyholder benefits	11,619	12,091
Amortization of deferred acquisition costs	4,973	3,891
Operating expenses	4,275	3,837
Total benefits and expenses	20,867	19,819

Income before income tax expense	107	466

Income tax expense	40	177

Net income	$67	$289
Net income for this segment totaled $0.1 million in the first quarter of 2013, compared to $0.3 million in the first quarter of 2012. The decrease in 2013 was largely due to unfavorable mortality and an increase in operating expenses. These items were partially offset by an increase in net premium.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2013 and 2012.

	Quarter Ended March 31
	2013	% Change	2012	% Change
New individual life premiums	$3,224	1%	$3,202	5%
Renewal premiums	15,343	5%	14,622	2%
Total premiums	18,567	4%	17,824	3%
Reinsurance ceded	(478)	(9)%	(524)	(18)%
Net premiums	$18,089	5%	$17,300	4%

Total new premiums increased 1% in the first quarter of 2013 compared to the same period in 2012. Total renewal premiums increased $0.7 million or 5% in the first quarter of 2013 versus the prior year. Old American continues to focus on the recruitment and development of new agencies and agents, along with generating improved production from existing agencies and agents. In addition, this segment continues to aggressively manage territories assigned to agencies and emphasize recruiting to improve production of new sales.

Net investment income decreased less than $0.1 million or 2% in 2013. While the Company's average assets increased versus the prior year, the overall portfolio yield declined.

Policyholder benefits decreased $0.5 million or 4% in the first quarter of 2013 compared with the same period in the prior year. This decrease was largely due to a decrease in benefit and contract reserves. The Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.1 million in the first quarter of 2013. However, this refinement in estimate also reduced the DAC asset, which resulted in an increase in the amortization of DAC of $1.3 million in the first quarter of 2013. Partially offsetting the decrease in benefit and contract reserves was an increase in death benefits, net of reinsurance. This increase reflects, in part, the growth of sales in recent years.

The amortization of DAC increased $1.1 million or 28% in the first quarter of 2013 compared with the first quarter of 2012. This increase was largely the result of the refinement in estimate mentioned above.

Operating expenses increased $0.4 million or 11% in the first quarter of 2013 versus the same period last year. This increase was due primarily to reduced capitalized commissions in 2013 compared with the prior period. This increase was partially offset by reduced employee salaries and benefits and agent meeting costs.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2012 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2012.
Net cash provided by operating activities was $5.1 million in the quarter ended March 31, 2013. The primary sources of cash from operating activities in the first quarter of 2013 were premium receipts and net investment income. The primary uses of cash from operating activities in the first quarter of 2013 were for the payment of policyholder benefits and operating expenses. Net cash provided by investing activities was $10.8 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $84.5 million. Offsetting these, the Company's new investments totaled $83.9 million. Net cash used for financing activities was $15.2 million, primarily including $13.8 million of deposits net of withdrawals from policyholder account balances, and reflecting the payment of stockholder dividends.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At March 31, 2013, there were no outstanding balances with the FHLB, and there were no outstanding balances at year-end 2012. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will expire in June of 2013. The Company anticipates renewing these lines of credit as they come due.
Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities. In addition, the Company's statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans.
The following table shows the capital adequacy for the Company.

	March 31	December 31
	2013	2012
Total assets, excluding separate accounts	$4,187,910	$4,185,652
Total stockholders' equity	762,019	750,401
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%

The ratio of equity to assets less separate accounts was 18% at December 31, 2012 and March 31, 2013. Unrealized investment gains on available for sale securities, which are included as a part of stockholders' equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $117.0 million at March 31, 2013. This represents an increase of $9.8 million in net unrealized gains from the $107.2 million in net unrealized investment gains at year-end 2012. The increase in net unrealized gains reflects a decrease in fair value on fixed maturity securities available for sale but which were offset by an increase in the DAC related to these unrealized investment gains. The DAC increase largely reflects a refinement in estimate due to enhanced system capabilities and more accurate estimates of $16.0 million. In addition, the increase in DAC also includes an amount for the deferred revenue liability of $5.6 million. Stockholders' equity increased $11.6 million from year-end 2012.
The stock repurchase program was extended by the Board of Directors through January 2014 to permit the purchase of up to one million of the Company's shares on the open market. The Company made purchases of $0.4 million under this plan in the first quarter of 2013 and none in the first quarter 2012.
During the quarter ended March 31, 2013, the employee stock ownership plan purchased 183 shares of treasury stock for less than $0.1 million. The employee stock ownership plan held 25,947 shares of the Company's stock at March 31, 2012.
On April 22, 2013, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year, that will be paid May 8, 2013 to stockholders of record as of May 2, 2013. Total stockholder dividends paid were $3.0 million for the quarter ended March 31, 2013 and $3.1 million for the quarter ended March 31, 2012.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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
Please refer to the Company's 2012 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.
Item 4. Controls and Procedures
As required by Exchange Act Rule 13a-15(b), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Exchange Act Rule 13a-15(d), Kansas City Life Insurance Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

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
Item 1A. Risk Factors
The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully in the Company's Risk Factors included in Part I, Item 1A of the Company's 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/13 - 1/31/13	9,924	[1]	$37.50	9,924	990,076
	—	[2]	—

2/1/13 - 2/28/13	—	[1]	—	—	990,076
	—	[2]	—

3/1/13 - 3/31/13	—	[1]	—	—	990,076
	—	[2]	—

Total	9,924			9,924

[1]	On January 28, 2013, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2014.

[2]	Included in this column are: the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through March 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: April 26, 2013, press release reporting financial results for the first quarter of 2013.

Kansas City Life Announces First Quarter 2013 Results

Kansas City Life Insurance Company recorded net income of $5.2 million or $0.47 per share in the first quarter of 2013, a decline of $14.3 million or $1.25 per share relative to the same quarter in the prior year. This change was primarily due to $15.4 million of lower realized investment gains in 2013 compared to 2012. Increased policyholder benefits in the first quarter of 2013 also contributed significantly to the change in earnings.

Insurance revenues increased $5.2 million or 9% in the first quarter of 2013, largely due to a $4.8 million increase in the sale of immediate annuities. Immediate annuities provide a valuable source of lifetime income to policyholders, and this product is an important part of the Company's array of life insurance offerings.

New universal life deposits increased $2.1 million or 64% in the first quarter, and new variable universal life deposits increased $0.4 million. Offsetting these improvements in life insurance sales, deposits from fixed deferred annuity products decreased $10.5 million and new variable annuity deposits decreased $1.0 million.

Net investment income decreased $1.8 million or 4% versus the same period one year earlier. Investment income results reflected a decrease in market yields that more than offset an increase in average invested assets during the quarter.

Policyholder benefits increased $7.0 million or 18% for the first quarter of 2013 compared with the same period one year earlier. This increase was largely the result of unfavorable mortality. In addition, benefit and contract reserves increased due to the establishment of reserves on the improved sale of immediate annuities. Partially offsetting these items, interest credited to policyholder account balances decreased $0.9 million or 4%.
Finally, operating expenses increased $2.5 million or 11% in the first quarter of 2013 versus the prior year. This increase was the result of several factors, most notably including pension expenses.
On April 22, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 8, 2013 to stockholders of record on May 2, 2013.
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

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended
	March 31
	2013	2012
Revenues	$108,008	$119,908

Net income	$5,188	$19,441

Net income per share, basic and diluted	$0.47	$1.72

Dividends paid	$0.27	$0.27

Average number of shares outstanding	11,025,506	11,309,395

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 26, 2013