Form 10-Q
period 2013-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2013-07-26
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	11,022,766 shares

Class	Outstanding June 30, 2013

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,646,651	$2,788,141
Equity securities available for sale, at fair value	35,550	20,061
Mortgage loans	652,828	674,034
Real estate	138,964	124,742
Policy loans	83,746	77,133
Short-term investments	18,151	24,902
Other investments	1,831	2,572
Total investments	3,577,721	3,711,585

Cash	6,912	7,026
Accrued investment income	34,121	34,747
Deferred acquisition costs	248,562	176,275
Reinsurance recoverables	194,154	190,613
Property and equipment	17,856	18,343
Other assets	69,837	47,063
Separate account assets	359,559	340,093
Total assets	$4,508,722	$4,525,745

LIABILITIES
Future policy benefits	$899,337	$889,107
Policyholder account balances	2,114,841	2,128,002
Policy and contract claims	36,145	29,813
Other policyholder funds	156,574	155,749
Other liabilities	213,776	232,580
Separate account liabilities	359,559	340,093
Total liabilities	3,780,232	3,775,344

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,977	40,969
Retained earnings	815,818	805,730
Accumulated other comprehensive income	22,475	54,094
Treasury stock, at cost (2013 - 7,473,914 shares; 2012 - 7,463,823 shares)	(173,901)	(173,513)
Total stockholders’ equity	728,490	750,401
Total liabilities and stockholders’ equity	$4,508,722	$4,525,745
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$34,995	$34,205	$73,695	$66,909
Contract charges	30,611	25,590	54,959	50,723
Total insurance revenues	65,606	59,795	128,654	117,632
Investment revenues:
Net investment income	42,878	43,435	85,288	87,644
Net realized investment gains, excluding other- than-temporary impairment losses	1,732	1,361	2,178	17,198
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(272)	(188)	(459)	(456)
Portion of impairment losses recognized in other comprehensive income (loss)	41	42	99	150
Net other-than-temporary impairment losses recognized in earnings	(231)	(146)	(360)	(306)
Total investment revenues	44,379	44,650	87,106	104,536
Other revenues	2,558	2,312	4,791	4,497
Total revenues	112,543	106,757	220,551	226,665

BENEFITS AND EXPENSES
Policyholder benefits	39,230	41,276	84,662	79,746
Interest credited to policyholder account balances	19,865	20,377	39,528	40,935
Amortization of deferred acquisition costs	10,904	5,121	19,769	13,022
Operating expenses	26,504	27,078	53,008	51,040
Total benefits and expenses	96,503	93,852	196,967	184,743

Income before income tax expense	16,040	12,905	23,584	41,922

Income tax expense	5,189	4,508	7,545	14,084

NET INCOME	$10,851	$8,397	$16,039	$27,838

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$(53,348)	$15,925	$(43,875)	$18,017
Change in future policy benefits	6,637	(3,502)	6,924	(4,969)
Change in policyholder account balances	310	(143)	322	(218)
Change in benefit plan obligations	5,010	—	5,010	—
Other comprehensive income (loss)	(41,391)	12,280	(31,619)	12,830

COMPREHENSIVE INCOME (LOSS)	$(30,540)	$20,677	$(15,580)	$40,668

Basic and diluted earnings per share:
Net income	$0.98	$0.78	$1.45	$2.50
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Six Months Ended
June 30, 2013
(Unaudited)

COMMON STOCK, beginning and end of year	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	40,969
Excess of proceeds over cost of treasury stock sold	8

End of period	40,977

RETAINED EARNINGS
Beginning of period	805,730
Net income	16,039
Stockholder dividends of $0.27 per share	(5,951)

End of period	815,818

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of period	54,094
Other comprehensive loss	(31,619)

End of period	22,475

TREASURY STOCK, at cost
Beginning of period	(173,513)
Cost of 10,454 shares acquired	(393)
Cost of 363 shares sold	5

End of period	(173,901)

TOTAL STOCKHOLDERS’ EQUITY	$728,490
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES
Net income	$16,039	$27,838
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	2,042	1,977
Depreciation	2,094	1,643
Acquisition costs capitalized	(18,661)	(18,991)
Amortization of deferred acquisition costs	19,769	13,022
Realized investment gains	(1,818)	(16,892)
Changes in assets and liabilities:
Reinsurance recoverables	(3,541)	(4,143)
Future policy benefits	20,303	(583)
Policyholder account balances	(15,993)	(4,739)
Income taxes payable and deferred	545	2,639
Other, net	1,092	(3,754)
Net cash provided (used)	21,871	(1,983)

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(106,941)	(192,935)
Equity securities	(13,212)	(728)
Mortgage loans	(30,291)	(30,691)
Real estate	(17,549)	(28,845)
Policy loans	(5,670)	(7,419)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	138,414	96,448
Equity securities	1,459	179
Mortgage loans	51,104	52,510
Real estate	368	49,164
Policy loans	8,005	8,347
Net sales of short-term investments	6,751	31,868
Net acquisition of property and equipment	(351)	(142)
Reinsurance assumption transaction	(34,279)	—
Net cash used	(2,192)	(22,244)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2013	2012
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$116,485	$116,859
Withdrawals from policyholder account balances	(133,369)	(86,715)
Net transfers from (to) separate accounts	(1,734)	2,099
Change in other deposits	5,156	(4,728)
Cash dividends to stockholders	(5,951)	(6,104)
Net change in treasury stock	(380)	(2,047)
Net cash provided (used)	(19,793)	19,364

Decrease in cash	(114)	(4,863)
Cash at beginning of year	7,026	10,436
Cash at end of period	$6,912	$5,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,000	$10,500
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2012 Form 10-K, as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2013 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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

Reinsurance Assumption Transaction
In April 2013, the Company assumed a closed block of variable life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involves ongoing servicing arrangements with American Family during the period that such policies and contracts are transitioned to administration by the Company. This block will be included as a component of the Individual Insurance segment.

The purchase price of the transaction was $34.3 million and added $58.5 million in assets on the acquisition date, including deferred acquisition costs of $49.2 million. These deferred acquisition costs will amortize with the expected future gross profits of the block of business. Liabilities included in the purchase totaled $24.2 million.

The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company will receive fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. These separate account fund balances were not recorded as separate accounts on the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company will also receive certain ongoing fees associated with specific transactions. This reinsurance assumption transaction did not have a significant effect on the Company's results of operations or financial condition. For additional information, please refer to the Company's 8-K filed with the SEC on April 2, 2013.

Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2012 Form 10-K. No significant updates or changes to these policies occurred during the six months ended June 30, 2013.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at June 30, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$118,079	$9,098	$573	$126,604
Federal agencies [1]	20,065	2,990	—	23,055
Federal agency issued
residential mortgage-backed securities [1]	67,236	6,236	1	73,471
Subtotal	205,380	18,324	574	223,130
Corporate obligations:
Industrial	501,341	31,032	5,872	526,501
Energy	198,556	17,120	2,962	212,714
Communications and technology	205,960	14,699	1,172	219,487
Financial	276,246	20,606	1,687	295,165
Consumer	477,789	31,008	4,125	504,672
Public utilities	241,291	29,686	646	270,331
Subtotal	1,901,183	144,151	16,464	2,028,870
Corporate private-labeled residential mortgage-backed securities	130,043	5,031	720	134,354
Municipal securities	138,219	15,333	17	153,535
Other	99,277	4,193	5,716	97,754
Redeemable preferred stocks	10,174	—	1,166	9,008
Fixed maturity securities	2,484,276	187,032	24,657	2,646,651
Equity securities	34,539	1,667	656	35,550
Total	$2,518,815	$188,699	$25,313	$2,682,201

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,774	$14,302	$25	$136,051
Federal agencies [1]	22,070	3,999	—	26,069
Federal agency issued
residential mortgage-backed securities [1]	83,608	8,381	4	91,985
Subtotal	227,452	26,682	29	254,105
Corporate obligations:
Industrial	494,615	51,645	377	545,883
Energy	188,790	22,473	14	211,249
Communications and technology	198,332	23,283	15	221,600
Financial	287,854	27,487	1,467	313,874
Consumer	476,913	49,395	70	526,238
Public utilities	246,389	39,840	102	286,127
Subtotal	1,892,893	214,123	2,045	2,104,971
Corporate private-labeled residential mortgage-backed securities	144,852	4,033	754	148,131
Municipal securities	140,843	27,141	—	167,984
Other	106,442	6,494	8,192	104,744
Redeemable preferred stocks	7,984	266	44	8,206
Fixed maturity securities	2,520,466	278,739	11,064	2,788,141
Equity securities	18,195	1,956	90	20,061
Total	$2,538,661	$280,695	$11,154	$2,808,202

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at June 30, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$120,983	$123,663
Due after one year through five years	686,129	747,826
Due after five years through ten years	961,114	1,005,146
Due after ten years	435,886	473,456
Securities with variable principal payments	269,990	287,552
Redeemable preferred stocks	10,174	9,008
Total	$2,484,276	$2,646,651

No material derivative financial instruments were held during the first six months of 2013 or during 2012.
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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at June 30, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$14,617	$569	$539	$4	$15,156	$573
Federal agency issued residential mortgage-backed securities [1]	—	—	290	1	290	1
Subtotal	14,617	569	829	5	15,446	574
Corporate obligations:
Industrial	128,943	5,872	—	—	128,943	5,872
Energy	59,859	2,962	—	—	59,859	2,962
Communications and technology	30,603	1,172	—	—	30,603	1,172
Financial	26,637	750	4,918	937	31,555	1,687
Consumer	108,363	4,125	—	—	108,363	4,125
Public utilities	11,083	646	—	—	11,083	646
Subtotal	365,488	15,527	4,918	937	370,406	16,464
Corporate private-labeled residential mortgage-backed securities	32,640	720	—	—	32,640	720
Municipal securities	3,053	17	—	—	3,053	17
Other	15,274	475	41,945	5,241	57,219	5,716
Redeemable preferred stocks	9,008	1,166	—	—	9,008	1,166
Fixed maturity securities	440,080	18,474	47,692	6,183	487,772	24,657
Equity securities	11,552	599	116	57	11,668	656
Total	$451,632	$19,073	$47,808	$6,240	$499,440	$25,313

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At June 30, 2013, the Company had 149 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 136 security issues were below cost for less than one year; two security issues were below cost for one year or more and less than three years; and 11 security issues were below cost for three years or more. At December 31, 2012, the Company had 43 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 25 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 15 security issues were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at June 30, 2013 and December 31, 2012. The recent fluctuation in the market yields negatively impacted the fair value of securities at June 30, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$2,622	$102	$4,141	$2
Due after one year through five years	36,424	550	8,038	45
Due after five years through ten years	331,335	14,892	43,335	578
Due after ten years	75,453	7,226	58,895	9,637
Total	445,834	22,770	114,409	10,262
Securities with variable principal payments	32,930	721	14,466	758
Redeemable preferred stocks	9,008	1,166	1,511	44
Total	$487,772	$24,657	$130,386	$11,064
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended	Six Months Ended
	June 30	June 30
	2013	2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$15,384	$15,260
Additions for credit losses not previously recognized in other-than-temporary impairment	—	27
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	231	333
Reductions for securities sold during the period (realized)	—	—
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)	(9)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$15,611	$15,611

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Gross gains resulting from:
Sales of investment securities	$50	$—	$118	$313
Investment securities called and other	1,789	595	2,515	803
Real estate	20	1,010	20	16,180
Total gross gains	1,859	1,605	2,653	17,296
Gross losses resulting from:
Sales of investment securities	—	(32)	—	(32)
Investment securities called and other	(178)	(151)	(360)	(204)
Sale of real estate and joint venture	—	—	(89)	—
Mortgage loans	(36)	(13)	(36)	(178)
Total gross losses	(214)	(196)	(485)	(414)
Change in allowance for potential future losses on mortgage loans	92	(32)	38	332
Amortization of DAC and VOBA	(5)	(16)	(28)	(16)
Net realized investment gains, excluding other-than- temporary impairment losses	1,732	1,361	2,178	17,198

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(272)	(188)	(459)	(456)
Portion of loss recognized in other comprehensive income	41	42	99	150
Net other-than-temporary impairment losses recognized in earnings	(231)	(146)	(360)	(306)
Net realized investment gains	$1,501	$1,215	$1,818	$16,892
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Proceeds	$5,065	$2,216	$9,130	$8,616
Mortgage Loans
The Company invests on an ongoing basis in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.7 million at June 30, 2013 and $3.3 million at December 31, 2012. The Company had 18% of its invested assets in commercial mortgage loans at June 30, 2013, and December 31, 2012. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% and 47%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

at June 30, 2013 and December 31, 2012, respectively, and is based upon the current balance relative to the appraisal of value at the time the loan was originated or acquired.
The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at June 30, 2013 and December 31, 2012.

	June 30 2013	December 31 2012
Principal outstanding	$656,531	$677,380
Allowance for potential future losses	(3,703)	(3,346)
Carrying value	$652,828	$674,034
The following table summarizes the amount of mortgage loans held by the Company at June 30, 2013 and December 31, 2012, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	June 30 2013	% of Total	December 31 2012	% of Total
Prior to 2004	$39,786	6%	$48,973	7%
2004	18,077	3%	19,699	3%
2005	31,316	5%	32,666	5%
2006	33,245	5%	39,321	6%
2007	29,007	4%	31,484	5%
2008	34,891	5%	35,747	5%
2009	40,372	6%	41,691	6%
2010	70,791	11%	90,236	13%
2011	123,605	19%	130,590	19%
2012	200,761	31%	206,973	31%
2013	34,680	5%	—	—%
Total	$656,531	100%	$677,380	100%

The following table identifies mortgage loans by geographic location at June 30, 2013 and December 31, 2012.

	June 30 2013	% of Total	December 31 2012	% of Total
Pacific	$177,653	27%	$183,198	27%
West north central	104,470	16%	106,004	16%
West south central	109,309	16%	110,336	16%
Mountain	96,655	15%	95,626	14%
South atlantic	63,371	10%	61,815	9%
Middle atlantic	32,689	5%	48,523	7%
East north central	58,018	9%	55,938	8%
East south central	14,366	2%	15,940	3%
Total	$656,531	100%	$677,380	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at June 30, 2013 and December 31, 2012.

	June 30 2013	% of Total	December 31 2012	% of Total
California	$149,097	23%	$156,032	23%
Texas	99,455	15%	100,307	15%
Minnesota	65,715	10%	63,402	9%
Florida	35,666	5%	36,521	5%
All others	306,598	47%	321,118	48%
Total	$656,531	100%	$677,380	100%
The following table identifies mortgage loans by property type at June 30, 2013 and December 31, 2012. The Other category consists of apartments and retail properties.

	June 30 2013	% of Total	December 31 2012	% of Total
Industrial	$294,545	45%	$298,611	44%
Office	252,972	38%	261,075	39%
Medical	43,416	7%	48,824	7%
Other	65,598	10%	68,870	10%
Total	$656,531	100%	$677,380	100%
The table below identifies mortgage loans by maturity at June 30, 2013 and December 31, 2012.

	June 30 2013	% of Total	December 31 2012	% of Total
Due in one year or less	$26,562	4%	$29,663	4%
Due after one year through five years	178,157	27%	195,336	29%
Due after five years through ten years	271,639	42%	282,453	42%
Due after ten years	180,173	27%	169,928	25%
Total	$656,531	100%	$677,380	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $1.4 million and $4.0 million during the second quarters ended June 30, 2013 and 2012, respectively, and $7.7 million and $8.6 million during the first six months of 2013 and 2012, respectively.
In the normal course of business, the Company commits to fund commercial mortgage loans, generally up to 120 days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower's failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 15 - Commitments.
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
Separate Accounts
The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV. Separate accounts are categorized as Level 2.
Liabilities
Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds
The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values. The fair values of supplementary contracts without life contingencies are estimated to be the present value of payments at a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date. These liabilities are categorized as Level 3.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Determination of Fair Value
The determination of the fair value of the Company's fixed maturity and equity securities is the responsibility of the Company's investment accounting group. The determination of the value of the Company's liabilities that are reported at fair value in the financial statements is the responsibility of the Company's valuation actuary group. Each of these groups manage and create the policies and processes used to determine the respective fair values. The results of the process are reviewed by the Principal Accounting Officer, the Chief Financial Officer, and other management, as necessary. The results are made known to the Company's Disclosure Committee and any significant policy or process changes are discussed with the Company's Audit Committee. Please refer to Note 5 - Fair Value Measurements of the Company's 2012 Form 10-K for additional information on these responsibilities.
The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At June 30, 2013 and December 31, 2012, approximately 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

 Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,561	$111,485	$2,558	$126,604
Federal agencies [1]	—	23,055	—	23,055
Federal agency issued residential mortgage-backed securities [1]	—	73,471	—	73,471
Subtotal	12,561	208,011	2,558	223,130
Corporate obligations:
Industrial	4,125	519,977	2,399	526,501
Energy	—	210,471	2,243	212,714
Communications and technology	—	219,487	—	219,487
Financial	—	284,760	10,405	295,165
Consumer	—	489,510	15,162	504,672
Public utilities	—	270,296	35	270,331
Subtotal	4,125	1,994,501	30,244	2,028,870
Corporate private-labeled residential mortgage-backed securities	—	134,354	—	134,354
Municipal securities	—	149,850	3,685	153,535
Other	—	92,384	5,370	97,754
Redeemable preferred stocks	—	9,008	—	9,008
Fixed maturity securities	16,686	2,588,108	41,857	2,646,651
Equity securities	5,242	30,308	—	35,550
Total	$21,928	$2,618,416	$41,857	$2,682,201

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(3,101)	$(3,101)
Total	$—	$—	$(3,101)	$(3,101)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,698	$120,544	$2,809	$136,051
Federal agencies [1]	—	26,069	—	26,069
Federal agency issued residential mortgage-backed securities [1]	—	91,985	—	91,985
Subtotal	12,698	238,598	2,809	254,105
Corporate obligations:
Industrial	—	542,561	3,322	545,883
Energy	—	208,887	2,362	211,249
Communications and technology	—	221,600	—	221,600
Financial	—	302,690	11,184	313,874
Consumer	—	509,953	16,285	526,238
Public utilities	—	286,127	—	286,127
Subtotal	—	2,071,818	33,153	2,104,971
Corporate private-labeled residential mortgage-backed securities	—	148,131	—	148,131
Municipal securities	—	163,661	4,323	167,984
Other	—	98,896	5,848	104,744
Redeemable preferred stocks	8,206	—	—	8,206
Fixed maturity securities	20,904	2,721,104	46,133	2,788,141
Equity securities	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,080)	$(1,080)
Total	$—	$—	$(1,080)	$(1,080)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$16,686	$2,546,184	$—	$2,562,870
Priced from independent broker quotations	—	41,924	—	41,924
Priced from internal matrices and calculations	—	—	41,857	41,857
Subtotal	16,686	2,588,108	41,857	2,646,651
Equity securities available for sale:
Priced from external pricing services	5,242	19,460	—	24,702
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,848	—	10,848
Subtotal	5,242	30,308	—	35,550
Total	$21,928	$2,618,416	$41,857	$2,682,201
Percent of total	1%	97%	2%	100%

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,904	$2,676,943	$—	$2,697,847
Priced from independent broker quotations	—	44,161	—	44,161
Priced from internal matrices and calculations	—	—	46,133	46,133
Subtotal	20,904	2,721,104	46,133	2,788,141
Equity securities available for sale:
Priced from external pricing services	1,336	7,254	—	8,590
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,216	1,255	11,471
Subtotal	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarters and six months ended June 30, 2013 and year ended December 31, 2012 are summarized below:

	Quarter Ended June 30, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$44,273	$—	$44,273	$(2,345)
Included in earnings	311	—	311	(978)
Included in other comprehensive income	(1,250)	—	(1,250)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	289
Sales	—	—	—	—
Other dispositions	(1,477)	—	(1,477)	(67)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$41,857	$—	$41,857	$(3,101)

Net unrealized gains	$(1,250)	$—	$(1,250)

	Six Months Ended June 30, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	314	641	955	(2,401)
Included in other comprehensive income	(1,482)	(627)	(2,109)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	605
Sales	—	—	—	—
Other dispositions	(3,224)	(1,269)	(4,493)	(225)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	—	—	—	—
Ending balance	$41,857	$—	$41,857	$(3,101)

Net unrealized gains	$(1,482)	$(627)	$(2,109)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	109	—	109	(1,228)
Included in other comprehensive income	(160)	132	(28)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	1,592
Sales	—	—	—	—
Other dispositions	(5,406)	—	(5,406)	(1,257)
Transfers into Level 3	7,831	—	7,831	—
Transfers out of Level 3	—	—	—	—
Ending balance	$46,133	$1,255	$47,388	$(1,080)

Net unrealized gains	$(172)	$132	$(40)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the second quarters or six months ended June 30, 2013 and 2012.
The following table presents quantitative information about material Level 3 fair value measurements at June 30, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (in basis points)	Weighted Average of Range

Fixed maturity securities	$41,857	Market comparable	Spread adjustment	69-335	175

The Company's primary category of Level 3 fair values is fixed maturity securities, totaling $41.9 million at June 30, 2013. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.1 million as of June 30, 2013.
Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company's financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The table below is a summary of fair value estimates at June 30, 2013 and December 31, 2012 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,646,651	$2,646,651	$2,788,141	$2,788,141
Equity securities available for sale	35,550	35,550	20,061	20,061
Mortgage loans	652,828	696,728	674,034	722,098
Policy loans	83,746	83,746	77,133	77,133
Cash and short-term financial assets	25,063	25,063	31,928	31,928
Separate account assets	359,559	359,559	340,093	340,093

Liabilities:
Individual and group annuities	$1,100,524	$1,079,265	$1,130,032	$1,108,987
Supplementary contracts without life contingencies	53,940	52,487	54,321	53,389
Separate account liabilities	359,559	343,721	340,093	340,093
Other policyholder funds - GMWB	(3,101)	(3,101)	(1,080)	(1,080)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at June 30, 2013 and December 31, 2012.

	June 30 2013	December 31 2012
Receivables:
Agent receivables, net (allowance $2,256; 2012 - $2,261)	$1,669	$1,697
Investment-related financing receivables:
Mortgage loans, net (allowance $3,703; 2012 - $3,346)	652,828	674,034
Total financing receivables	$654,497	$675,731
The following table details the activity of the allowance for uncollectible accounts on agent receivables at June 30, 2013 and December 31, 2012.

	June 30 2013	December 31 2012
Beginning of year	$2,261	$2,226
Additions	49	229
Deductions	(54)	(194)
End of period	$2,256	$2,261
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at June 30, 2013 and December 31, 2012.

	June 30 2013	December 31 2012
Mortgage loans collectively evaluated for impairment	$596,460	$622,381
Mortgage loans individually evaluated for impairment	60,071	54,999
Allowance for potential future losses	(3,703)	(3,346)
Carrying value	$652,828	$674,034
The following table details the activity of the allowance for potential future losses on mortgage loans at June 30, 2013 and December 31, 2012.

	June 30 2013	December 31 2012
Beginning of year	$3,346	$2,849
Provision	357	497
Deductions	—	—
End of period	$3,703	$3,346
Agent Receivables
The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. The Company's gross agent receivables totaled $3.9 million as of June 30, 2013, and the Company had an allowance for doubtful accounts totaling $2.3 million. Gross agent receivables totaled $4.0 million with an allowance for doubtful accounts of $2.3 million at December 31, 2012. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

•
Agent specific loans. At June 30, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million. As of December 31, 2012, agent specific loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.8 million, with an allowance for doubtful accounts of $2.0 million as of June 30, 2013. Gross agent receivables totaled $2.9 million and the allowance for doubtful accounts was $2.0 million as of December 31, 2012.

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
The following table presents an aging schedule for delinquent payments for both principal and interest at June 30, 2013 and December 31, 2012, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2013
Industrial	$—	$—	$—	$—	$—
Office	7,287	—	29	462	491
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$7,287	$—	$29	$462	$491

December 31, 2012
Industrial	$—	$—	$—	$—	$—
Office	6,053	9	—	201	210
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$6,053	$9	$—	$201	$210
As of June 30, 2013, there were three mortgage loans that were 30 days or more past due, including two over 120 days past due. One loan that was over 120 days past due is in the process of foreclosure, the other loan over 120 days past due is under review. Subsequently, payment was received on the loan that was in the 60-89 days past due category and was brought current in July 2013.
The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.7 million at June 30, 2013 and $3.3 million at December 31, 2012. For information regarding management's periodic evaluation and assessment of mortgage

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2012 Form 10-K.
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
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at June 30, 2013 and December 31, 2012. The table includes investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at June 30, 2013 and investments in seven real estate joint ventures and 26 affordable housing real estate joint ventures at December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,206	$22,206	$22,440	$22,440
Affordable housing real estate joint ventures	21,248	60,640	22,704	60,527
Total	$43,454	$82,846	$45,144	$82,967
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
At June 30, 2013 and December 31, 2012, the Company had unfunded commitments of $1.3 million. Mortgage loan commitments outstanding to the real estate joint venture VIEs totaled $0.3 million at June 30, 2013 and December 31, 2012. Unfunded equity commitments for the development of properties owned were $6.5 million and $1.0 million at June 30, 2013 and December 31, 2012, respectively. The loan commitments are included in Note 15 to the Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at June 30, 2013 and December 31, 2012 includes $17.1 million and $14.1 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

7. Separate Accounts

The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $109.7 million at June 30, 2013 (December 31, 2012 - $102.5 million) and the guarantee liability was $(3.1) million at June 30, 2013 (December 31, 2012 - $(1.1) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
8. Notes Payable
The Company had no notes payable at June 30, 2013 or December 31, 2012.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the second quarters and six months of 2013 and 2012.
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at June 30, 2013 or December 31, 2012. The lines of credit are at variable interest rates based upon short-term indices, and they will mature in June of 2014. The Company anticipates renewing these lines as they come due.
9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(2)%	(1)%	(2)%	—%
Permanent differences	(1)%	1%	(1)%	(1)%
Effective income tax rate	32%	35%	32%	34%
The Company did not have any uncertain tax positions at June 30, 2013.
At June 30, 2013, the Company had an $8.2 million current tax recoverable and a $74.8 million deferred tax liability, compared to a $2.0 million current tax liability and an $82.5 million deferred tax liability at December 31, 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

10. Pensions and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost for the second quarters and six months ended June 30, 2013 and 2012.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 30		June 30
	2013	2012	2013	2012
Service cost	$—	$—	$224	$199
Interest cost	1,335	1,475	349	452
Expected return on plan assets	(2,307)	(2,225)	—	(8)
Amortization of:
Unrecognized actuarial net loss (gain)	598	575	45	70
Unrecognized prior service credit	—	—	(111)	(63)
Curtailment	—	—	(116)	—
Net periodic benefit cost	$(374)	$(175)	$391	$650

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Service cost	$—	$—	$473	$399
Interest cost	2,670	2,950	711	902
Expected return on plan assets	(4,614)	(4,450)	—	(16)
Amortization of:
Unrecognized actuarial net loss (gain)	1,196	(850)	103	141
Unrecognized prior service credit	—	—	(174)	(126)
Curtailment	—	—	(116)	—
Net periodic benefit cost	$(748)	$(2,350)	$997	$1,300

Included in the Company's Other Benefits is a medical insurance plan for retired agents. During the second quarter of 2013, the Company notified the participants that the Company was terminating this benefit, effective December 31, 2013. This plan curtailment required a re-valuation of the plan, which was performed effective June 10, 2013. The curtailment resulted in the immediate recognition of reduced operating expenses of $0.1 million and a reduced liability of $4.4 million.

During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in an immaterial correction that reduced net periodic pension expense in the amount of $2.0 million before applicable income taxes. The after-tax effect was an increase of $1.3 million to net income and stockholders' equity. The excess amortization had been previously recorded during 2011.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

is due to a qualifying event such as death, disability or retirement. In addition, all payments are lump sum with no deferrals allowed. The Company does not make payments in shares, warrants, or options.
In the first quarter of 2013, the plan made a payment of $2.4 million to plan participants for the three-year interval ended December 31, 2012. No payments were made during the second quarter of 2013 or during the six months ended June 30, 2012.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the second quarters of 2013 and 2012 was $0.2 million, net of tax. The cost of share-based compensation accrued as an operating expense for the six months ended for 2013 and 2012 was $0.5 million, net of tax.
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
The table below provides information about comprehensive income for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(94,723)	$(33,152)	$(61,571)
Equity securities	(541)	(190)	(351)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,663	582	1,081
Other-than-temporary impairment losses recognized in earnings	(272)	(96)	(176)
Other-than-temporary impairment losses recognized in other comprehensive income	41	15	26
Net unrealized gains excluding impairment losses	(96,696)	(33,843)	(62,853)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA	14,624	5,119	9,505
Future policy benefits	10,210	3,573	6,637
Policyholder account balances	477	167	310
Other comprehensive loss	$(63,677)	$(22,286)	(41,391)
Net income			10,851
Comprehensive loss			$(30,540)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended June 30, 2012
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$32,275	$11,297	$20,978
Equity securities	(55)	(20)	(35)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	412	144	268
Other-than-temporary impairment losses recognized in earnings	(188)	(66)	(122)
Other-than-temporary impairment losses recognized in other comprehensive income	42	15	27
Net unrealized gains excluding impairment losses	31,954	11,184	20,770
Effect on DAC and VOBA	(7,454)	(2,609)	(4,845)
Future policy benefits	(5,389)	(1,887)	(3,502)
Policyholder account balances	(219)	(76)	(143)
Other comprehensive income	$18,892	$6,612	12,280
Net income			8,397
Comprehensive income			$20,677

	Six Months Ended June 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(104,010)	$(36,403)	$(67,607)
Equity securities	(230)	(81)	(149)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,275	796	1,479
Other-than-temporary impairment losses recognized in earnings	(459)	(161)	(298)
Other-than-temporary impairment losses recognized in other comprehensive income	99	35	64
Net unrealized gains excluding impairment losses	(106,155)	(37,154)	(69,001)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA [1]	38,656	13,530	25,126
Future policy benefits	10,652	3,728	6,924
Policyholder account balances	495	173	322
Other comprehensive loss	$(48,644)	$(17,025)	(31,619)
Net income			16,039
Comprehensive loss			$(15,580)

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Six Months Ended June 30, 2012
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$39,599	$13,860	$25,739
Equity securities	(53)	(19)	(34)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	880	308	572
Other-than-temporary impairment losses recognized in earnings	(456)	(160)	(296)
Other-than-temporary impairment losses recognized in other comprehensive income	150	53	97
Net unrealized gains excluding impairment losses	38,972	13,640	25,332
Effect on DAC and VOBA	(11,254)	(3,939)	(7,315)
Future policy benefits	(7,645)	(2,676)	(4,969)
Policyholder account balances	(335)	(117)	(218)
Other comprehensive income	$19,738	$6,908	12,830
Net income			27,838
Comprehensive income			$40,668

The following table provides accumulated balances related to each component of accumulated other comprehensive income, net of tax, at June 30, 2013.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094
Other comprehensive income (loss) before reclassification	(72,667)	2,421	5,010	25,144	6,924	322	(32,846)
Amounts reclassified from accumulated other comprehensive income	1,479	(234)	—	(18)	—	—	1,227
Net current-period other comprehensive income (loss)	(71,188)	2,187	5,010	25,126	6,924	322	(31,619)
End of period	$103,307	$2,893	$(48,138)	$(23,196)	$(11,975)	$(416)	$22,475

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pretax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the second quarter and six months ended June 30, 2013.

	Quarter Ended	Six Months Ended
	June 30	June 30
	2013	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the consolidated statements of comprehensive income [1]	$1,663	$2,275
Income tax expense [2]	(582)	(796)
Net of taxes	1,081	1,479

Having no impairments recognized in the consolidated statements of comprehensive income [1]	(231)	(360)
Income tax benefit [2]	81	126
Net of taxes	(150)	(234)

Reclassification adjustment related to DAC and VOBA [1]	(5)	(28)
Income tax benefit [2]	2	10
Net of taxes	(3)	(18)

Total pretax reclassifications	1,427	1,887
Total income tax expense	(499)	(660)
Total reclassification, net taxes	$928	$1,227

[1]	(Increases) decreases net realized investment gains (losses) on the consolidated statements of comprehensive income.

[2]	(Increases) decreases income tax expense on the consolidated statements of comprehensive income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods presented. The average number of shares outstanding for the quarters ended June 30, 2013 and 2012 was 11,022,809 and 11,093,397, respectively. The average number of shares outstanding for the six months ended June 30, 2013 and 2012 was 11,024,306 and 11,134,834, respectively. The number of shares outstanding at June 30, 2013 and December 31, 2012 was 11,022,766 and 11,032,857, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual		Group	Old	Intercompany
		Insurance		Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Second quarter:	2013	$34,450	[2]	$13,025	$18,230	$(99)	$65,606	[2]
	2012	30,032		12,197	17,664	(98)	59,795
Six Months	2013	66,981	[2]	25,551	36,319	(197)	128,654	[2]
	2012	58,601		24,264	34,964	(197)	117,632

Net investment income:
Second quarter:	2013	$39,801		$118	$2,959	$—	$42,878
	2012	40,334		132	2,969	—	43,435
Six Months	2013	79,170		249	5,869	—	85,288
	2012	81,455		260	5,929	—	87,644

Net income (loss):
Second quarter:	2013	$9,465	[2]	$358	$1,028	$—	$10,851	[2]
	2012	6,704		121	1,572	—	8,397
Six Months	2013	14,394	[2]	550	1,095	—	16,039	[2]
	2012	26,191		(214)	1,861	—	27,838

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

[2]	Includes amounts attributable to the American Family reinsurance assumption transaction.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2013, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $15.1 million, one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance, and $6.5 million for the development of real estate investments.
Subsequent to June 30, 2013 the Company entered into additional commitments to fund mortgage loans of $6.2 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
The life insurance industry has been the subject of significant regulatory and legal activities regarding the use of the U.S. Social Security Administration's Death Master File (“Death Master File”) in the claims process. The focus of the activity has related to the industry's compliance with state unclaimed property and escheatment laws. Certain states have proposed, and many other states are considering, new legislation and regulations related to unclaimed life insurance benefits and the use of the Death Master File in the claims process.  It is possible that audits and/or the enactment of new state laws could result in identifying payments to beneficiaries more quickly than under the current legislative and regulatory standards established for life insurance claims or may provide for additional escheatment of funds deemed abandoned under state laws.  The audits could also result in administrative penalties.  Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. West Virginia, for example, has initiated litigation against a large number of life insurance companies, including Old American, under the abandoned property laws of that state.  Based on its analysis to date, the Company believes that it has sufficiently reviewed its existing business and has adequately reserved for contingencies from a change in statute or regulation.  Additional costs that cannot be reasonably estimated as of the date of this filing are possible as a result of ongoing regulatory developments and other future requirements related to this matter. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company's financial condition or results of operations.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

18. Subsequent Events
On July 22, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 7, 2013 to stockholders of record on August 1, 2013.
On July 22, 2013, the Company announced that Charles R. Duffy, Jr., FLMI, Senior Vice President, Operations, will retire effective August 30, 2013. For additional information, please refer to the 8-K filed by the Company on July 22, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2013 and 2012 and the financial condition of the Company at June 30, 2013. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2012 Form 10-K.
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

Reinsurance Assumption Transaction

In April 2013, the Company assumed the transfer of a block of variable life insurance policies and variable annuity contracts from American Family Life Insurance Company. The transfer is comprised of a 100% modified coinsurance transaction for the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. During the second quarter and six months of 2013, this transaction contributed contract charges of $4.4 million, policyholder benefits and interest credited to policyholder account balances of $0.9 million, and amortization of deferred acquisition costs of $1.4 million.
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
Consolidated Results of Operations
Summary of Results
The Company earned net income of $10.9 million in the second quarter of 2013 compared to $8.4 million in the second quarter of 2012. Net income per share was $0.98 in the second quarter of 2013 versus $0.78 in the same period in the prior year. Net income for the first six months of 2013 was $16.0 million, a decrease of $11.8 million or 42% compared to last year. Net income per share for the six months was $1.45, a decrease of $1.05 per share versus the same period one year earlier.

The following table presents variances between the results for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended	Six Months Ended
	June 30	June 30
	2013 Versus 2012	2013 Versus 2012
Insurance and other revenues	$6,057	$11,316
Net investment income	(557)	(2,356)
Net realized investment gains (losses)	286	(15,074)
Policyholder benefits and interest credited to policyholder account balances	2,558	(3,509)
Amortization of deferred acquisition costs	(5,783)	(6,747)
Operating expenses	574	(1,968)
Income tax expense	(681)	6,539
Total variance	$2,454	$(11,799)
Net income increased $2.5 million in the second quarter of 2013 compared to the same period in 2012. Two of the largest factors in the increase were a $2.0 million decrease in policyholder benefits and a $5.8 million increase in insurance revenues. Also contributing to the increase in net income were decreases in interest credited to policyholder account balances and operating expenses, along with an increase in net realized investment gains. Partially offsetting these was a decrease in net investment income and an increase in amortization of deferred acquisition costs.
Net income decreased $11.8 million in the first six months of 2013 compared to the same period in 2012. The largest factor in this decrease was a $15.1 million decrease in net realized investment gains. Also contributing to the decline in net income was a decrease in net investment income and increases in policyholder benefits, amortization of deferred acquisition costs, and operating expenses. Partially offsetting these items was an increase in insurance revenues and a decrease in interest credited to policyholder account balances.
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
The Company's marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs.  The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products. Consumer preferences and customer choices are very hard to predict and significantly influence life and annuity insurance purchases. The Company attempts to provide a varied portfolio of products that support consumer needs and is constantly assessing new products and opportunities.
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
The Company also markets a series of group products.  These products include group life, dental, disability, and vision products. The primary growth strategies for these products include increased productivity of the existing group representatives; planned expansion of the group distribution system; and to selectively utilize third-party marketing arrangements.  Further, growth is to be supported by the addition of new products to the portfolio. The Company evaluates the profitability of sales to groups and will adjust the ongoing pricing to support benefit and profit expectations.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the second quarters and six months ended June 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$4,423	—%	$4,414	2%
Immediate annuities	2,857	(17)%	3,460	234%
Group life insurance	800	8%	744	64%
Group accident and health insurance	3,618	13%	3,199	(5)%
Total new premiums	11,698	(1)%	11,817	29%
Renewal premiums	38,037	3%	37,033	1%
Total premiums	49,735	2%	48,850	7%
Reinsurance ceded	(14,740)	1%	(14,645)	(2)%
Net premiums	$34,995	2%	$34,205	11%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$8,793	—%	$8,770	1%
Immediate annuities	9,337	81%	5,168	38%
Group life insurance	1,485	21%	1,225	29%
Group accident and health insurance	6,764	18%	5,743	(18)%
Total new premiums	26,379	26%	20,906	2%
Renewal premiums	75,629	2%	74,283	3%
Total premiums	102,008	7%	95,189	3%
Reinsurance ceded	(28,313)	—%	(28,280)	1%
Net premiums	$73,695	10%	$66,909	4%

Consolidated total premiums increased $0.9 million or 2% in the second quarter of 2013 versus the same period in the prior year. Total new premiums decreased $0.1 million or 1%, while total renewal premiums increased $1.0 million or 3%.  The decrease in total new premiums was driven by a $0.6 million or 17% decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premium additions rather than a smaller recurring premium. Partially offsetting this, new group accident and health insurance premiums increased $0.4 million or 13%, largely from the dental and life product lines. The increase in renewal premiums was largely due to a $0.4 million or 2% increase in individual life insurance premiums, primarily from the Old American segment. Group accident and health renewal premiums increased $0.4 million or 4%, reflecting an increase in the renewals for the short-term disability product line. In addition, group life premium renewals increased $0.3 million or 14%.
Consolidated total premiums increased $6.8 million or 7% in the first six months of 2013 versus one year earlier, reflecting a $5.5 million or 26% increase in new premiums and a $1.3 million or 2% increase in renewal premiums. The increase in new premiums was due to a $4.2 million or 81% increase in new immediate annuity premiums and a $1.0 million or 18% increase in new group accident and health premiums. The increase in new group accident and health premiums was largely in the dental line. The increase in renewal premiums was primarily due to a $1.2 million or 2% increase in individual life insurance premiums, principally from the Old American segment.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$4,613	61%	$2,857	(24)%
Variable universal life insurance	560	444%	103	(62)%
Fixed deferred annuities	12,986	4%	12,469	(31)%
Variable annuities	6,614	42%	4,642	(24)%
Total new deposits	24,773	23%	20,071	(29)%
Renewal deposits	39,938	13%	35,325	(3)%
Total deposits	$64,711	17%	$55,396	(14)%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$10,027	63%	$6,160	(6)%
Variable universal life insurance	1,126	333%	260	(47)%
Fixed deferred annuities	21,633	(32)%	31,619	(4)%
Variable annuities	9,614	12%	8,603	(14)%
Total new deposits	42,400	(9)%	46,642	(7)%
Renewal deposits	74,085	6%	70,217	(3)%
Total deposits	$116,485	—%	$116,859	(4)%

Total new deposits increased $4.7 million or 23% in the second quarter of 2013 compared with the second quarter of 2012. The two largest components of this increase were a $2.4 million or 51% increase in new variable life and annuity deposits and a $1.8 million or 61% increase in new universal life deposits. Total renewal deposits increased $4.6 million or 13% in the second quarter of 2013 versus last year. The reinsurance assumption transaction on variable products increased renewal deposits $7.3 million in the second quarter. Excluding this transaction, renewal premiums decreased $2.7 million or 8%, reflecting a $2.5 million or 25% decline in fixed deferred annuity renewal deposits.
Total new deposits decreased $4.2 million or 9% in the first six months of 2013 compared with the prior year. This decrease resulted from a $10.0 million or 32% decrease in new fixed deferred annuity deposits. Partially offsetting this decline, new universal life deposits increased $3.9 million, new variable annuity deposits increased $1.0 million, and new variable universal life deposits increased $0.9 million. Total renewal deposits increased $3.9 million or 6% in the first six months of 2013. The reinsurance assumption transaction on variable products increased renewal deposits $7.3 million in the six months. Excluding this transaction, renewal premiums decreased $3.4 million or 5%. This was largely due to a $3.1 million or 16% decrease in fixed deferred annuity renewal deposits and a $0.6 million or 11% decline in variable universal life renewal deposits. Partially offsetting these, variable annuity renewal deposits increased $0.7 million or 18%.
Insurance Revenues
Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the second quarter of 2013, total insurance revenues increased $5.8 million or 10%, reflecting a $0.8 million or 2% increase in premiums net of reinsurance and a $5.0 million or 20% increase in contract charges. The increase in contract charges was due, in part, to the reinsurance assumption transaction on variable products with American Family. This transaction contributed $4.4 million to contract charges in the second quarter of 2013. Excluding this transaction, total insurance revenues increased $1.5 million or 3% in the second quarter of 2013, reflecting a $0.9 million or 3% increase in premiums net of reinsurance and a $0.6 million or 2% increase in contract charges. Direct individual life premiums increased $0.7 million or 2% and direct accident and health premiums increased $0.8 million or 6%, while direct immediate annuity premiums decreased $0.6 million or 18%, compared with one year earlier.

Total insurance revenues increased $11.0 million or 9% in the first six months of 2013 compared with the prior year, reflecting a $6.8 million or 10% increase in net premiums and a $4.2 million or 8% increase in contract charges. The American Family reinsurance assumption transaction contributed $4.4 million to contract charges. Excluding this transaction, total insurance revenues increased $6.7 million or 6% in the first six months of 2013 compared with the prior year, due to a $6.9 million or 10% increase in premiums net of reinsurance.
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
Total contract charges on all blocks of business increased $5.0 million or 20% in the second quarter of 2013 compared to the second quarter of 2012. As discussed previously, the American Family transaction contributed $4.4 million to contract charges in the second quarter of 2013.  Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 2% in the second quarter of 2013 compared to the second quarter of 2012. Amortization of deferred revenue increased $0.4 million or 27%, largely due to an unlocking adjustment associated primarily with mortality and interest margins. Reserve loads increased $0.4 million or 12%. Partially offsetting these, cost of insurance charges decreased $0.2 million, largely due to the runoff of closed blocks.
Total contract charges on all blocks of business increased $4.2 million or 8% in the first six months of 2013 compared to one year earlier. The American Family reinsurance assumption transaction contributed $4.4 million to contract charges. Excluding this transaction, total contract charges on all blocks of business decreased $0.2 million in the first six months of 2013. Reserve loads increased $0.7 million or 10%. Partially offsetting these, cost of insurance charges decreased $0.4 million, due to the runoff of closed blocks. In addition, amortization of deferred revenue decreased $0.2 million or 11%.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect policies and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 42% and 34% of total consolidated contract charges in the second quarters of 2013 and 2012, and 39% and 35% in the first six months of 2013 and 2012, respectively. The increase in each period in 2013 can be attributed to the reinsurance assumption transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 28% and 34% of total consolidated contract charges in the second quarters of 2013 and 2012, and 31% and 35% for the first six months of 2013 and 2012, respectively. These declines reflect the runoff of business. Total contract charges on open, or ongoing, blocks of business increased 5% in the second quarter and 1% in the six months, in part reflecting new sales of these products in addition to the unlocking discussed above.
Reinsurance ceded premiums were essentially flat in the second quarter and first six months of 2013 compared to one year earlier. The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims.
Investment Revenues
Gross investment income is largely composed of interest, dividends and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $0.7 million or 1% in the second quarter and $2.2 million or 2% in the first six months of 2013 compared with the same periods in 2012. While average invested assets increased, this was more than offset by lower yields earned on certain investments for both periods.
Fixed maturity securities provided a majority of the Company's investment income during the quarter and six months ended June 30, 2013. Income on these investments declined $2.7 million or 8% in the second quarter and $4.6 million in the first six months of 2013 compared to the same periods in 2012, reflecting declines in average invested assets and yields earned.
Investment income from commercial mortgage loans increased $1.0 million or 11% in the second quarter and $1.4 million or 8% in the first six months of 2013 compared to the prior year. This improvement was largely the result of higher mortgage loan portfolio holdings during the first half of 2013 compared to the prior year, as the Company significantly increased its holdings in mortgage loans in recent periods.
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

The Company recorded a net realized investment gain of $1.5 million in the second quarter of 2013, compared with a $1.2 million net realized investment gain in the second quarter of 2012. During the second quarter of 2013, the Company recorded $1.5 million in gains from investment securities called. Net realized investment gains for the first six months totaled $1.8 million in 2013 compared to $16.9 million in 2012. Gains of $16.2 million in 2012 were due to sales of real estate as compared to virtually no realized gains on real estate in 2013. In addition, the Company recorded $2.2 million in gains from investment securities called in the first six months of 2013.
The Company's analysis of securities for the second quarter ended June 30, 2013 resulted in the determination that seven fixed maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million due to credit impairments. These seven securities accounted for all of the other-than-temporary impairments in the second quarter of 2013. These residential mortgage-backed securities had incremental losses, reflecting deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.3 million in the second quarter of 2013, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $65.6 million.
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

The following table provides information regarding fixed maturity and equity securities by asset class at June 30, 2013.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$126,604	4%	$111,448	$9,098	$15,156	$573
Federal agencies [1]	23,055	1%	23,055	2,990	—	—
Federal agency issued residential mortgage-backed securities [1]	73,471	3%	73,181	6,236	290	1
Subtotal	223,130	8%	207,684	18,324	15,446	574
Corporate obligations:
Industrial	526,501	20%	397,558	31,032	128,943	5,872
Energy	212,714	8%	152,855	17,120	59,859	2,962
Communications and technology	219,487	8%	188,884	14,699	30,603	1,172
Financial	295,165	11%	263,610	20,606	31,555	1,687
Consumer	504,672	19%	396,309	31,008	108,363	4,125
Public utilities	270,331	10%	259,248	29,686	11,083	646
Subtotal	2,028,870	76%	1,658,464	144,151	370,406	16,464
Corporate private-labeled residential mortgage-backed securities	134,354	5%	101,714	5,031	32,640	720
Municipal securities	153,535	6%	150,482	15,333	3,053	17
Other	97,754	4%	40,535	4,193	57,219	5,716
Redeemable preferred stocks	9,008	—%	—	—	9,008	1,166
Fixed maturities	2,646,651	99%	2,158,879	187,032	487,772	24,657
Equity securities	35,550	1%	23,882	1,667	11,668	656
Total	$2,682,201	100%	$2,182,761	$188,699	$499,440	$25,313

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$136,051	5%	$134,062	$14,302	$1,989	$25
Federal agencies [1]	26,069	1%	26,069	3,999	—	—
Federal agency issued residential mortgage-backed securities [1]	91,985	3%	91,569	8,381	416	4
Subtotal	254,105	9%	251,700	26,682	2,405	29
Corporate obligations:
Industrial	545,883	19%	517,017	51,645	28,866	377
Energy	211,249	8%	209,267	22,473	1,982	14
Communications and technology	221,600	8%	218,891	23,283	2,709	15
Financial	313,874	11%	305,633	27,487	8,241	1,467
Consumer	526,238	19%	509,095	49,395	17,143	70
Public utilities	286,127	10%	274,543	39,840	11,584	102
Subtotal	2,104,971	75%	2,034,446	214,123	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	148,131	5%	134,081	4,033	14,050	754
Municipal securities	167,984	6%	167,984	27,141	—	—
Other	104,744	4%	62,849	6,494	41,895	8,192
Redeemable preferred stocks	8,206	—%	6,695	266	1,511	44
Fixed maturities	2,788,141	99%	2,657,755	278,739	130,386	11,064
Equity securities	20,061	1%	19,788	1,956	273	90
Total	$2,808,202	100%	$2,677,543	$280,695	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
At December 31, 2012, the Company had $11.2 million in gross unrealized losses on investment securities, which were offset by $280.7 million in gross unrealized gains.  At June 30, 2013, the Company's unrealized losses on investment securities had increased to $25.3 million and were offset by $188.7 million in gross unrealized gains. At June 30, 2013, 65% of the gross unrealized losses were in the category of corporate obligations.  The industrial sector was the single largest contributor to this category, reflecting the impact of rising interest rates during the year. In addition, the other category also contributed to total unrealized losses. This category contains asset-backed securities whose fair values have been impacted by reduced liquidity and the auction-rate structure of certain securitizations. For many of the securities in the other category, the fair value is not the primary determinant for impairment. The Company evaluates these investments for impairment based upon their expected cash flows. At June 30, 2013, 82% of the total fair value of the fixed maturities portfolio had unrealized gains, a decrease from 95% at December 31, 2012.

The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor's rating at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
AAA	$95,891	4%	$114,276	4%
AA	515,585	19%	576,113	21%
A	860,253	33%	857,265	31%
BBB	992,665	38%	1,067,373	38%
Total investment grade	2,464,394	94%	2,615,027	94%
BB	63,250	2%	39,084	1%
B and below	119,007	4%	134,030	5%
Total below investment grade	182,257	6%	173,114	6%
	$2,646,651	100%	$2,788,141	100%
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at June 30, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$14,617	$569	$539	$4	$15,156	$573
Federal agency issued residential mortgage-backed securities [1]	—	—	290	1	290	1
Subtotal	14,617	569	829	5	15,446	574
Corporate obligations:
Industrial	128,943	5,872	—	—	128,943	5,872
Energy	59,859	2,962	—	—	59,859	2,962
Communications and technology	30,603	1,172	—	—	30,603	1,172
Financial	26,637	750	4,918	937	31,555	1,687
Consumer	108,363	4,125	—	—	108,363	4,125
Public utilities	11,083	646	—	—	11,083	646
Subtotal	365,488	15,527	4,918	937	370,406	16,464
Corporate private-labeled residential mortgage-backed securities	32,640	720	—	—	32,640	720
Municipal securities	3,053	17	—	—	3,053	17
Other	15,274	475	41,945	5,241	57,219	5,716
Redeemable preferred stocks	9,008	1,166	—	—	9,008	1,166
Fixed maturity securities	440,080	18,474	47,692	6,183	487,772	24,657
Equity securities	11,552	599	116	57	11,668	656
Total	$451,632	$19,073	$47,808	$6,240	$499,440	$25,313

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer was $6.2 million at June 30, 2013, a decrease from $10.6 million at December 31, 2012. The largest component of this decrease was from the other category, which decreased $3.0 million.
The three classes of investments with the largest amount of unrealized losses at June 30, 2013 were from the industrial sector, the consumer sector, and the other category. The other category is largely composed of asset-backed securities whose fair values have been impacted by reduced liquidity and the auction-rate structure of certain securitizations. For many of the securities in the other category, the fair value is not the primary determinant for impairment. The Company evaluates these investments for impairment based upon their expected cash flows. The Company continues to monitor these investments as defined in Note 3 - Investments. Please refer to that note for further information.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at June 30, 2013 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$426,144	$409,440	$16,704
Unrealized losses of 20% or less and greater than 10%	53,571	47,469	6,102
Subtotal	479,715	456,909	22,806
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	593	315
Total investment grade	908	593	315
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	173	116	57
Total below investment grade	173	116	57
Unrealized losses greater than 20%	1,081	709	372
Subtotal	480,796	457,618	23,178

Securities owned with realized impairment:
Unrealized losses of 10% or less	33,360	32,640	720
Unrealized losses of 20% or less and greater than 10%	8,549	7,590	959
Subtotal	41,909	40,230	1,679
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	2,048	1,592	456
Total below investment grade	2,048	1,592	456
Unrealized losses greater than 20%	2,048	1,592	456
Subtotal	43,957	41,822	2,135
Total	$524,753	$499,440	$25,313

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

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at June 30, 2013.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$18,276	4%	$724	3%
AA	76,072	15%	3,925	16%
A	141,228	29%	6,032	24%
BBB	190,565	39%	9,743	40%
Total investment grade	426,141	87%	20,424	83%
BB	17,227	4%	1,843	7%
B and below	44,404	9%	2,390	10%
Total below investment grade	61,631	13%	4,233	17%
	$487,772	100%	$24,657	100%
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
The following is a discussion of all non-asset backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at June 30, 2013. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institution	Institution impacted by housing and mortgage crisis. The security continues to perform within contractual obligations.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 23 and 21 non-U.S. Agency mortgage-backed securities that were determined to have such indications at June 30, 2013 and December 31, 2012, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at June 30, 2013 and December 31, 2012. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	June 30, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	4.5%	35%	40%	16.0%	28.0%
2004	1.0%	8.0%	35%	54%	8.0%	20.0%
2005	5.4%	14.4%	40%	64%	6.0%	18.0%
2006	5.3%	6.2%	38%	90%	8.0%	16.0%
2007	11.7%	11.7%	58%	58%	8.0%	8.0%

	December 31, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	6.8%	35%	53%	8.0%	18.0%
2005	4.7%	15.1%	40%	74%	6.0%	15.0%
2006	5.9%	6.2%	49%	90%	8.0%	16.0%
2007	10.5%	10.5%	58%	58%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At June 30, 2013, the fair value of investments with subprime residential mortgage exposure was $13.1 million with a related $0.8 million unrealized loss. At December 31, 2012, the fair value of investments with subprime residential mortgage exposure was $14.7 million with a related $2.2 million unrealized loss. This exposure amounted to less than 1% of the Company's invested assets at both June 30, 2013 and December 31, 2012. These investments are included in the Company's process for evaluation of other-than-temporarily impaired securities.
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

The following tables divide these investment types among vintage and credit ratings at June 30, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$16,115	$15,307	$808
2004	10,241	10,096	145
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	26,356	25,403	953
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	41,484	39,609	1,875
2005	70,675	70,952	(277)
2006	6,535	6,161	374
2007	4,347	3,872	475
Total below investment grade	123,041	120,594	2,447
Other Structured Securities:
Investment grade	51,480	52,214	(734)
Below investment grade	15,333	17,137	(1,804)
Total other	66,813	69,351	(2,538)
Total structured securities	$216,210	$215,348	$862

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$19,426	$18,667	$759
2004	26,163	25,186	977
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	45,589	43,853	1,736
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	31,415	30,760	655
2005	75,636	78,334	(2,698)
2006	7,369	6,536	833
2007	4,359	4,209	150
Total below investment grade	118,779	119,839	(1,060)
Other Structured Securities:
Investment grade	65,481	67,250	(1,769)
Below investment grade	2,559	2,378	181
Total other	68,040	69,628	(1,588)
Total structured securities	$232,408	$233,320	$(912)

[1]	This chart accounts for all vintages owned by the Company.
Total unrealized gains on non-U.S. Agency structured securities totaled $0.9 million at June 30, 2013, compared to an unrealized loss of $0.9 million at December 31, 2012. Total unrealized gains on these securities as a percent of total amortized cost totaled less than 1% at June 30, 2013.
The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at June 30, 2013 had a fair value of $132.9 million with net unrealized gains of $4.5 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the second quarters of 2013 or 2012.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at June 30, 2013. Approximately 70% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at June 30, 2013. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at June 30, 2013 was $240.6 million with a net unrealized gain of $6.3 million. This compares to a fair value of $238.9 million with a net unrealized gain of $17.9 million at December 31, 2012.
The Company did not have any material direct exposure to financial guarantors at June 30, 2013. The Company's indirect exposure to financial guarantors totaled $28.4 million, which was 1% of the Company's investment assets at June 30, 2013. The unrealized gain on these investments totaled $2.2 million at June 30, 2013. The Company's indirect exposure to financial guarantors at December 31, 2012 totaled $34.7 million, which was 1% of the Company's investment assets. Total unrealized gains on these investments totaled $3.3 million at December 31, 2012.

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
Policyholder benefits decreased $2.0 million or 5% in the second quarter of 2013 compared to the same period one year earlier. This largely resulted from a $6.1 million decrease in benefit and contract reserves. Several factors contributed to this decrease. The Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.4 million in the second quarter of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, changes in the fair value of the GMWB rider resulted in a $2.0 million decrease in benefit and contract reserves. Also contributing to the change in benefits during 2013 was the recapture of a block of previously reinsured policies in the second quarter of 2012, which increased benefit and contract reserves in 2012. Finally, benefit and contract reserves decreased due to lower sales of immediate annuities in the second quarter of 2013 compared to the second quarter of 2012. Reserves are established on a nearly one-for-one basis with immediate annuity sales, and a decrease in sales results in a decrease to reserves on a comparative basis. Partially offsetting the decrease in benefit and contract reserves, death benefits, net of reinsurance, increased $3.5 million and life surrenders increased $0.6 million or 23%.
Policyholder benefits increased $4.9 million or 6% in the first six months compared to the same period one year ago. This increase resulted from a $8.0 million or 16% increase in death benefits, net of reinsurance, reflecting less favorable mortality results. Partially offsetting the increase in death benefits was a $4.2 million decrease in benefit and contract reserves. Several factors contributed to this decrease. The Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $3.1 million in the first six months of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.5 million decrease in benefit and contract reserves. Also contributing to the decrease was the recapture of a block of previously reinsured policies in the second quarter of 2012, which increased benefit and contract reserves in 2012.
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At June 30, 2013, the fair value of the liability decreased $2.0 million compared to the fair value at December 31, 2012. This fluctuation can be attributed to favorable returns in the capital markets, increases in risk-free swap rates, and reduced market volatility. These were partially offset by declines in issuer discount spreads.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.5 million or 3% in the second quarter and $1.4 million or 3% in the first six months of 2013 compared with the same periods one year earlier. These declines were due to lower average crediting rates as well as a decrease in policyholder account balances compared with the same periods one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs increased $5.8 million or 113% in the second quarter and $6.7 million or 52% in the first six months of 2013 compared to the prior year. These increases were due, in part, to the reinsurance assumption transaction on variable products with American Family. This transaction contributed $1.4 million to DAC amortization in both the second quarter and six months of 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $4.4 million or 85% in the second quarter and $5.3 million or 41% in the first six months of 2013 compared with the prior year. These increases were primarily the result of an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and six months of 2013, as compared to an unlocking adjustment that decreased DAC amortization of $1.3 million in the second quarter and six months of 2012. As indicated above, the Company also had a refinement in its reserve method effective with the first quarter of 2013 that impacts the amortization of each quarter. This change increased DAC amortization approximately $1.4 million for the second quarter and $3.1 million for the six months of 2013. However, this change in reserve method has virtually no impact to the net income. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumption.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $0.6 million or 2% in the second quarter and increased $2.0 million or 4% in the first six months of 2013 compared to one year earlier. The decrease in the second quarter was largely due to a decline in the amortization of VOBA, as discussed below. Partially offsetting this were fees related to the short-term arrangement for the servicing of the American Family business. The results for the six months reflected increases in employee salaries and benefits, depreciation expense, and fees related to the American Family servicing arrangement. Partially offsetting these were declines in legal fees and amortization of VOBA.

The amortization of VOBA is included in operating expenses. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $1.1 million or 33% in the second quarter of 2013 and $0.8 million or 20% in the first six months of 2013 compared to the same periods one year earlier. The decrease in VOBA amortization was largely due to an unlocking adjustment which increased the amortization of VOBA $0.9 million in both the second quarter and the first six months of 2013. In addition, the Company had refinements in methodology that increased VOBA amortization $0.3 million. In comparison, the Company had an unlocking adjustment on certain interest sensitive products which increased the amortization of VOBA $2.4 million in both the second quarter and the first six months of 2012.
Income Taxes
The second quarter income tax expense was $5.2 million or 32% of income before tax for 2013, versus $4.5 million or 35% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2013 was $7.5 million or 32% of income before tax, versus $14.1 million or 34% of income before tax for the prior year period.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the second quarter of 2013 primarily due to permanent differences and investments in affordable housing. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax. Investments in affordable housing resulted in a benefit of approximately 2% of income before tax.
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
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the six months ended June 30, 2013 and 2012. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax for the six months ended June 30, 2013 and 2012. Investments in affordable housing resulted in a benefit of approximately 2% of income before tax for the six months ended June 30, 2013.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the reinsurance assumption transaction with American Family, as previously discussed, is included with the Individual Insurance segment. Specific significant impacts by financial statement line are highlighted for comparison purposes. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 14 - Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$3,839	$4,442	$12,022	$7,878
Contract charges	30,611	25,590	54,959	50,723
Total insurance revenues	34,450	30,032	66,981	58,601
Investment revenues:
Net investment income	39,801	40,334	79,170	81,455
Net realized investment gains, excluding other-than-temporary impairment losses	1,707	1,421	2,162	17,225
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(272)	(177)	(458)	(427)
Portion of impairment losses recognized in other comprehensive income (loss)	46	43	120	150
Net other-than-temporary impairment losses recognized in earnings	(226)	(134)	(338)	(277)
Total investment revenues	41,282	41,621	80,994	98,403
Other revenues	2,521	2,274	4,719	4,413
Total revenues	78,253	73,927	152,694	161,417

Policyholder benefits	21,101	23,009	48,076	42,366
Interest credited to policyholder account balances	19,865	20,377	39,528	40,935
Amortization of deferred acquisition costs	6,679	2,727	10,571	6,737
Operating expenses	16,742	17,635	33,512	32,134
Total benefits and expenses	64,387	63,748	131,687	122,172

Income before income tax expense	13,866	10,179	21,007	39,245

Income tax expense	4,401	3,475	6,613	13,054

Net income	$9,465	$6,704	$14,394	$26,191
The net income for this segment in the second quarter of 2013 was $9.5 million compared to $6.7 million in the second quarter of 2012. Factors contributing to the increase were lower policyholder benefits, interest credited to policyholder account balances, and operating expenses, along with an increase in net realized investment gains. Partially offsetting these was a decrease in net investment income and an increase in the amortization of deferred acquisition costs.
Net income for this segment was $14.4 million for the first six months of 2013 compared to $26.2 million in the same period in 2012. The largest factor in the decline was $15.1 million of lower net realized gains in 2013 compared to 2012. Other factors contributing to the decline were increases in policyholder benefits, amortization of deferred acquisition costs, and operating expenses along with lower net investment income. Partially offsetting these changes were increased insurance revenues and decreased interest credited to policyholder account balances.
In the second quarter of 2013, total insurance revenues increased $4.4 million or 15%, as a $5.0 million or 20% increase in contract charges was partially offset by a $0.6 million or 14% decrease in net premiums. The increase in contract charges was due in part to the reinsurance assumption transaction on variable products with American Family. This transaction contributed $4.4 million to contract charges in the second quarter of 2013. Excluding this transaction, total insurance revenues for this segment increased $0.1 million or less than 1% in the second quarter of 2013 compared with the same period in the prior year.  While contract charges increased $0.6 million or 2%, premiums net of reinsurance decreased $0.5 million or 11%.

Total insurance revenues increased $8.4 million or 14% for this segment in the first six months of 2013 compared with the prior year, reflecting a $4.1 million or 53% increase in net premiums and a $4.2 million or 8% increase in contract charges. The American Family reinsurance assumption transaction contributed $4.4 million to contract charges. Excluding this transaction, total insurance revenues for this segment increased $4.1 million or 7% in the first six months of 2013 compared to one year earlier, reflecting a $4.2 million or 81% increase in immediate annuity premiums.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$1,209	3%	$1,172	(4)%
Immediate annuities	2,857	(17)%	3,460	234%
Total new premiums	4,066	(12)%	4,632	105%
Renewal premiums	10,364	(2)%	10,591	—%
Total premiums	14,430	(5)%	15,223	18%
Reinsurance ceded	(10,591)	(2)%	(10,781)	(3)%
Net premiums	$3,839	(14)%	$4,442	148%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$2,355	1%	$2,326	(10)%
Immediate annuities	9,337	81%	5,168	38%
Total new premiums	11,692	56%	7,494	18%
Renewal premiums	20,914	(1)%	21,134	1%
Total premiums	32,606	14%	28,628	5%
Reinsurance ceded	(20,584)	(1)%	(20,750)	(2)%
Net premiums	$12,022	53%	$7,878	25%

Total new premiums for this segment decreased $0.6 million or 12% in the second quarter of 2013 compared to the same period one year earlier, reflecting a $0.6 million or 17% decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. Total renewal premiums declined $0.2 million or 2% compared to last year, due to a $0.2 million or 2% decrease in individual life premiums.

Total new premiums for this segment increased $4.2 million or 56% in the first six months of 2013, due to a $4.2 million or 81% increase in new immediate annuity premiums. New immediate annuity premiums are largely from one-time receipts that fluctuate from period-to-period. Total renewal premiums decreased $0.2 million or 1%, reflecting a decline in individual life premiums.
The following table provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$4,613	61%	$2,857	(24)%
Variable universal life insurance	560	444%	103	(62)%
Fixed deferred annuities	12,986	4%	12,469	(31)%
Variable annuities	6,614	42%	4,642	(24)%
Total new deposits	24,773	23%	20,071	(29)%
Renewal deposits	39,938	13%	35,325	(3)%
Total deposits	$64,711	17%	$55,396	(14)%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$10,027	63%	$6,160	(6)%
Variable universal life insurance	1,126	333%	260	(47)%
Fixed deferred annuities	21,633	(32)%	31,619	(4)%
Variable annuities	9,614	12%	8,603	(14)%
Total new deposits	42,400	(9)%	46,642	(7)%
Renewal deposits	74,085	6%	70,217	(3)%
Total deposits	$116,485	—%	$116,859	(4)%

Total new deposits increased $4.7 million or 23% in the second quarter of 2013 compared to last year, reflecting a $2.0 million or 42% increase in new variable annuity deposits, a $1.8 million or 61% increase in new universal life deposits, a $0.5 million or 4% increase in new fixed deferred annuity deposits, and a $0.5 million or 444% increase in new variable universal life deposits. Total renewal deposits increased $4.6 million or 13% in the second quarter of 2013. The reinsurance assumption transaction on variable products increased renewal deposits $7.3 million in the second quarter. Excluding this transaction, renewal premiums decreased $2.7 million or 8%. These results reflected a $2.5 million or 25% decrease in fixed deferred annuity renewal deposits that was partially offset by a $0.2 million or 9% increase in variable annuity renewal deposits. Fluctuations in the variable life and variable annuity deposits tend to be impacted by the market environment fluctuations.
Total new deposits decreased $4.2 million or 9% in the first six months of 2013 compared with the prior year. This decrease reflected a $10.0 million or 32% decline in new fixed deferred annuity deposits, largely reflecting decreased one-time annuity deposits. Partially offsetting this, new universal life deposits increased $3.9 million or 63%, new variable annuity deposits increased $1.0 million or 12%, and new variable universal life deposits increased $0.9 million or 333%. Total renewal deposits increased $3.9 million or 6% in the first six months of 2013. The reinsurance assumption transaction on variable products increased renewal deposits $7.3 million in the six months. Excluding this transaction, renewal deposits decreased $3.4 million or 5%, reflecting the following decreases: $3.1 million or 16% in fixed deferred annuity renewal deposits; $0.6 million or 11% in variable universal life renewal deposits; and $0.5 million or 1% decline in universal life renewal deposits. Partially offsetting these, variable annuity renewal deposits increased $0.7 million or 18%.
Total contract charges on all blocks of business increased $5.0 million or 20% in the second quarter of 2013 compared to the second quarter of 2012. The increase in contract charges was due in part to the reinsurance assumption transaction on variable products with American Family.  This transaction contributed $4.4 million to contract charges in the second quarter of 2013.  Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 2% in the second quarter of 2013 compared to the second quarter of 2012, largely due to an unlocking adjustment.

Total contract charges on all blocks of business increased $4.2 million or 8% in the first six months of 2013 compared to one year earlier. The American Family reinsurance assumption transaction contributed $4.4 million to contract charges. Excluding this transaction, total contract charges on all blocks of business decreased $0.2 million in the first six months of 2013 compared to one year earlier.
Total contract charges on closed blocks increased 47% in the second quarter and 22% in the first six months of 2013, due to the reinsurance assumption transaction with American Family that is considered a closed block. Excluding this transaction, total contract charges on closed blocks declined 3% in the second quarter of 2013 compared to the second quarter of 2012, reflecting the runoff of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 5% in the second quarter of 2013.
Net investment income decreased $0.5 million or 1% in the second quarter of 2013 compared to the second quarter of 2012, as an increase in average invested assets was offset by a decline in yields earned. This segment experienced a net realized investment gain of $1.5 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012.
Net investment income decreased $2.3 million or 3% in the first six months of 2013 compared to one year earlier, as an increase in average invested assets was more than offset by lower yields earned. This segment experienced a net realized investment gain of $1.8 million in the first six months of 2013 compared to $16.9 million in the first six months of 2012. As identified earlier, the Company had realized gains from the sale of certain real estate investments in the first quarter of 2012 that generated $15.2 million in gains with no comparable sales in 2013.
Policyholder benefits decreased $1.9 million or 8% in the second quarter of 2013 compared to the prior year, largely due to a $5.0 million decrease in benefit and contract reserves. Several factors contributed to this decrease. The Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $0.5 million in the second quarter of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely eliminated the impact to net income. In addition, changes in the fair value of the GMWB rider resulted in a $2.0 million decrease in benefit and contract reserves. Also contributing to the decrease was the recapture of a block of previously reinsured policies in the second quarter of 2012, which increased benefit and contract reserves in 2012. Finally, benefit and contract reserves decreased due to lower sales of immediate annuities in the second quarter of 2013 compared to the second quarter of 2012. Partially offsetting the reduction in benefit and contract reserves, death benefits, net of reinsurance ceded, increased $2.7 million or 21%, as mortality experience was less favorable.
Policyholder benefits increased $5.7 million or 13% in the first six months of 2013 compared to the prior year. Death benefits, net of reinsurance ceded, increased $6.8 million or 25%, as mortality experience was less favorable. Partially offsetting this, benefit and contract reserves decreased $1.9 million. Several factors contributed to this decrease. The Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.1 million in the first six months of of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.5 million decrease in benefit and contract reserves. Partially offsetting these, benefit and contract reserves increased due to higher sales of immediate annuities in the first six months of 2013 compared to the prior year.
Interest credited to policyholder account balances decreased $0.5 million or 3% in the second quarter and $1.4 million or 3% in the first six months of 2013 compared to one year earlier. These declines were due to lower average crediting rates, as well as a decrease in total policyholder account balances.
The amortization of deferred acquisition costs increased $4.0 million or 145% in the second quarter and $3.8 million or 57% in the first six months of 2013 compared with the prior year. These increases were due in part to the reinsurance assumption transaction on variable products with American Family. This transaction contributed $1.4 million to DAC amortization in both the second quarter and six months of 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $2.5 million or 93% in the second quarter and $2.4 million or 36% in the first six months of 2013 compared with the prior year. These increases were primarily the result of an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and six months of 2013. This compares to an unlocking adjustment that decreased DAC amortization of $1.3 million in the second quarter and six months of 2012. As indicated above, the Company also had a refinement in its reserve method effective with the first quarter of 2013 that impacts the amortization of the each quarter. This change increased DAC amortization approximately $0.4 million for the second quarter and $0.8 million for the six months of 2013. However, as indicated above, this change in reserve method has virtually no impact to the net income. Unlocking in 2012 resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions.

Operating expenses decreased $0.9 million or 5% in the second quarter and increased $1.4 million or 4% in the first six months of 2013 compared with one year earlier. The increase in the second quarter was largely due to fees related to the short-term arrangement for the servicing on the American Family business. This was partially offset by a decline in the amortization of VOBA and lower employee salaries and benefits. The increase in the six months reflected higher depreciation expense and fees related to the American Family servicing arrangement. Partially offsetting these were declines in legal fees and amortization of VOBA. The decreases in VOBA amortization were largely due to unlocking, which increased the amortization of VOBA $0.9 million in both the second quarter and the first six months of 2013. In comparison, the Company had an unlocking adjustment due to the reassessment of interest and mortality margins on certain interest sensitive products, which increased the amortization of VOBA $2.4 million in both the second quarter and the first six months of 2012.
Group Insurance
The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$13,025	$12,197	$25,551	$24,264
Total insurance revenues	13,025	12,197	25,551	24,264
Investment revenues:
Net investment income	118	132	249	260
Other revenues	36	36	70	73
Total revenues	13,179	12,365	25,870	24,597

Policyholder benefits	6,728	6,591	13,566	13,613
Operating expenses	5,901	5,589	11,458	11,314
Total benefits and expenses	12,629	12,180	25,024	24,927

Income (loss) before income tax expense (benefit)	550	185	846	(330)

Income tax expense (benefit)	192	64	296	(116)

Net income (loss)	$358	$121	$550	$(214)
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the second quarters and six months ended June 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New premiums:
Group life insurance	$800	8%	$744	64%
Group dental insurance	1,865	81%	1,033	3%
Group disability insurance	1,730	(18)%	2,105	(10)%
Other group insurance	23	(62)%	61	79%
Total new premiums	4,418	12%	3,943	3%
Renewal premiums	12,298	6%	11,599	—%
Total premiums	16,716	8%	15,542	—%
Reinsurance ceded	(3,691)	10%	(3,345)	4%
Net premiums	$13,025	7%	$12,197	—%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New premiums:
Group life insurance	$1,485	21%	$1,225	29%
Group dental insurance	3,541	80%	1,965	(17)%
Group disability insurance	3,178	(14)%	3,688	(19)%
Other group insurance	45	(50)%	90	29%
Total new premiums	8,249	18%	6,968	(12)%
Renewal premiums	24,095	1%	23,783	6%
Total premiums	32,344	5%	30,751	1%
Reinsurance ceded	(6,793)	5%	(6,487)	15%
Net premiums	$25,551	5%	$24,264	(2)%

This segment uses direct sales representatives managed by the home office group marketing division, independent third-party distributors, and the Company's agent and general agent field force. Sales from internal producers accounted for approximately 74% of this segment's total premiums during the second quarter and six months of 2013, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group premiums increased $0.5 million or 12% in the second quarter of 2013 compared with the same period in 2012. The increase in the second quarter of 2013 was primarily due to a $0.8 million or 81% increase in new dental premiums. The increase in the dental product line continues to reflect improved competitive pricing and sales in a new market not previously targeted in the prior year by this line's sales force. Partially offsetting this increase was a $0.4 million or 23% decrease in new short-term disability sales.
New group premiums increased $1.3 million of 18% for the first six months of 2013 versus the prior year. This increase primarily resulted from a $1.6 million or 80% increase in new dental premiums and a $0.3 million or 21% increase in group life premiums. Partially offsetting these increases was a $0.6 million decrease in new short-term disability sales.
Renewal premiums increased $0.7 million or 6% in the second quarter of 2013 compared with the prior year. This increase was largely the result of a $0.3 million or 14% increase in group life premiums and a $0.7 million increase in short-term disability premiums. Partially offsetting these increases was a $0.2 million decrease in dental premiums. Renewal premiums for the six months increased $0.3 million or 1%, largely from a $0.2 million or 5% increase in group life premiums and a $0.9 million increase in short-term disability premiums. Partially offsetting these was a $0.6 million or 5% decrease in group dental premiums and a $0.2 million or 7% decrease in long term disability premiums. This segment monitors product pricing and profitability on its insured groups. Depending upon the resulting profitability, premiums may be adjusted on underperforming groups to achieve expected returns for specific cases in targeted product lines, which can affect both premiums and benefits.
This segment uses reinsurance in several of its product lines to help mitigate risk and to allow for a higher level and volume of sales and profitability. Reinsurance premiums increased $0.3 million in both the second quarter and six months ended June 30, 2013 as compared with 2012.
Total policyholder benefits for this segment consist of death benefits, accident and health benefits, and the associated increase or decrease in reserves for future policy benefits. Policyholder benefits increased $0.1 million or 2% in the second quarter and were flat for the six months compared with the same periods in the prior year. Total benefits for the group life product line increased in the second quarter of 2013, but were largely offset by decreases in the long-term disability and dental lines. Total benefits increased for the group life and dental product lines in the first six months of 2013, but were mostly offset by a decrease in long-term disability benefits.
This segment identifies a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of improvement in this segment's ability to monitor the relative overall success of product changes related to contract benefits. The ratio for the Group Insurance segment was 52% for the second quarter of 2013, compared to 54% for the same period in 2012. The claims ratio also improved for the six months, declining to 53% compared to 56% in the prior year. For the second quarter and the six months, the largest improvement was noted in the dental product line, which resulted from improved underwriting results and expansion of the preferred provider network.

Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's operations. Operating expenses for this segment increased $0.3 million or 6% for the second quarter and $0.1 million or 1% for the six months. These increases largely reflect increased third-party administration charges and premium taxes from sales.
Old American
The following table presents financial data of the Old American business segment for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$18,230	$17,664	$36,319	$34,964
Total insurance revenues	18,230	17,664	36,319	34,964
Investment revenues:
Net investment income	2,959	2,969	5,869	5,929
Net realized investment gains (losses), excluding other-than-temporary impairment losses	25	(60)	16	(27)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(11)	(1)	(29)
Portion of impairment losses recognized in other comprehensive income (loss)	(5)	(1)	(21)	—
Net other-than-temporary impairment losses recognized in earnings	(5)	(12)	(22)	(29)
Total investment revenues	2,979	2,897	5,863	5,873
Other revenues	1	2	2	11
Total revenues	21,210	20,563	42,184	40,848

Policyholder benefits	11,401	11,676	23,020	23,767
Amortization of deferred acquisition costs	4,225	2,394	9,198	6,285
Operating expenses	3,960	3,952	8,235	7,789
Total benefits and expenses	19,586	18,022	40,453	37,841

Income before income tax expense	1,624	2,541	1,731	3,007

Income tax expense	596	969	636	1,146

Net income	$1,028	$1,572	$1,095	$1,861
Net income for this segment totaled $1.0 million for the second quarter of 2013 compared to $1.6 million in the second quarter of 2012. Net income for this segment totaled $1.1 million for the six months compared to $1.9 million in the first half of 2012. The decrease in both the second quarter and the six months of 2013 was largely due to three factors. First, this segment had an increase in death benefits, as mortality was not as favorable in 2013 compared to the prior quarter and prior year-to-date. Second, the amortization of DAC increased in both periods. Finally, operating expenses increased in both the second quarter and six months. These items were partially offset by an increase in net premiums.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2013 and 2012.

	Quarter Ended June 30
	2013	% Change	2012	% Change
New individual life premiums	$3,214	(1)%	$3,242	5%
Renewal premiums	15,474	4%	14,941	4%
Total premiums	18,688	3%	18,183	4%
Reinsurance ceded	(458)	(12)%	(519)	(12)%
Net premiums	$18,230	3%	$17,664	5%

	Six Months Ended June 30
	2013	% Change	2012	% Change
New individual life premiums	$6,438	—%	$6,444	5%
Renewal premiums	30,817	4%	29,563	3%
Total premiums	37,255	3%	36,007	3%
Reinsurance ceded	(936)	(10)%	(1,043)	(15)%
Net premiums	$36,319	4%	$34,964	4%

Total new premiums were essentially flat in both the second quarter and first six months of 2013 compared to the prior year. Total renewal premiums increased $0.5 million or 4% in the second quarter and $1.3 million or 4% for the six months compared to the prior year. The Company has experienced an increase in renewal premiums, which is the result of steady growth in new sales in prior periods. However, new sales growth has slowed in 2013, due to lower productivity and periodic agent turnover. The Company continues to focus on recruitment and development of new agencies and agents, along with generating improved production from existing agencies and agents.

Net investment income was flat in the second quarter of 2013 and decreased less than $0.1 million or 1% in the six months of 2013 versus the same periods in the prior year. While the Company's average invested assets increased versus the prior year, the overall portfolio yield declined.
Policyholder benefits decreased $0.3 million or 2% in the second quarter and $0.7 million or 3% for the first six months of 2013 versus the prior year's same periods. This decrease was largely due to a decrease in benefit and contract reserves, but this was partially offset by an increase in death benefits, net of reinsurance. The increase in death benefits reflects, in part, the growth of sales in recent years. In addition, the Company changed its reserving methodology on a portion of its business. The refinements allow for improved calculations of the reserve liability. While this change reduced reserves $0.9 million in the second quarter and $2.0 million in the first six months of 2013 in the policyholder benefits line item, virtually offsetting this decrease was a corresponding increase in the amortization of deferred acquisition costs.

The amortization of DAC increased $1.8 million or 76% in the second quarter and $2.9 million or 46% for the first six months of 2013. These increases were largely due to the change in reserving methodology that increased amortization $1.0 million in the second quarter and $2.3 million in the six months of 2013, as noted above.

Operating expenses were flat in the second quarter of 2013 but increased $0.4 million or 6% in the first six months of 2013 versus the same periods last year. In the second quarter of 2013, increased home office operating expenses reflecting increased agent costs were offset by an increase in capitalized commissions. For the six months, operating expenses increased in part due to increased agent costs and increased reimbursements for management fees from the parent company associated with salaries and benefits.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2012 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2012.
Net cash provided by operating activities was $21.9 million in the six months ended June 30, 2013. The primary sources of cash from operating activities in the first six months of 2013 were premium receipts and net investment income. The primary uses of cash from operating activities in the first six months of 2013 were for the payment of policyholder benefits and operating expenses. Net cash used by investing activities was $2.2 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $199.4 million. Offsetting these, the Company's new investments totaled $173.7 million and a reinsurance assumption transaction used $34.3 million. Net cash used for financing activities was $19.8 million, primarily including $16.9 million of withdrawals, net of deposits, from policyholder account balances and the payment of stockholder dividends.

Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At June 30, 2013 and December 31, 2012, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2014. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	June 30	December 31
	2013	2012
Total assets, excluding separate accounts	$4,149,163	$4,185,652
Total stockholders' equity	728,490	750,401
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at December 31, 2012 and June 30, 2013. Stockholders' equity decreased $21.9 million from year-end 2012. Unrealized investment gains on available for sale securities, which are included as a part of accumulated comprehensive income and stockholders' equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $70.6 million at June 30, 2013. This represents a decrease of $36.6 million in net unrealized gains from the $107.2 million in net unrealized investment gains at year-end 2012. The decrease in net unrealized gains reflects a decrease in fair value on fixed maturity securities available for sale, which was partially offset by a decrease in the DAC and deferred revenue liability related to these unrealized investment gains. In addition, stockholders' equity was favorably impacted by a reduction in the portion of unrealized gains attributable to DAC. This change was due to enhanced system capabilities and more accurate estimates.
The stock repurchase program was extended by the Board of Directors through January 2014 to permit the purchase of up to one million of the Company's shares on the open market. During the first six months of 2013 and 2012, the Company made purchases of $0.4 million and $2.3 million, respectively, under this plan.
During the six months ended June 30, 2013, the employee stock ownership plan purchased 363 shares of treasury stock for less than $0.1 million. The employee stock ownership plan held 25,209 shares of the Company's stock at June 30, 2013.
On July 22, 2013, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid August 7, 2013 to stockholders of record as of August 1, 2013. Total stockholder dividends paid were $6.0 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
In the most recent reporting periods, financial market volatility and liquidity have shown continued improvement. While the improvement has been fairly broad-based, normal market conditions have not yet returned in all sectors or markets and volatility increased in the last month of the current reporting period.  Periods of volatility and market uncertainty represent a heightened risk for all financial institutions.  Such events could negatively affect the Company and policyholder activity, such as a reduction in sales, increased policy surrenders, increased policy loans, and reduced earnings.  The Company has factored these risks into its risk management processes and its disclosures of financial condition.
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

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/13 - 1/31/13	9,924	[1]	$37.50	9,924	990,076
	—	[2]	—

2/1/13 - 2/28/13	—	[1]	—	—	990,076
	—	[2]	—

3/1/13 - 3/31/13	—	[1]	—	—	990,076
	—	[2]	—

4/1/13 - 4/30/13	—	[1]	—	—	990,076
	530	[2]	39.13

5/1/13 - 5/31/13	—	[1]	—	—	990,076
	—	[2]	—

6/1/13 - 6/30/13	—	[1]	—	—	990,076
	—	[2]	—
Total	10,454			9,924

[1]	On January 28, 2013, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2014.

[2]	Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through June 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: July 26, 2013, press release reporting financial results for the second quarter of 2013.

Kansas City Life Announces First Quarter 2013 Results

Kansas City Life Insurance Company recorded net income of $10.9 million or $0.98 per share in the second quarter of 2013, an increase of $2.5 million or $0.20 per share relative to the same quarter in the prior year. This increase was primarily due to a $5.8 million improvement in insurance revenues and a $2.0 million decrease in policyholder benefits compared with the same period one year earlier. The second quarter and six month results were favorably impacted by the completion of a reinsurance transaction for a block of variable universal life insurance policies and variable annuity contracts.
The Company recorded net income of $16.0 million or $1.45 per share for the first six months of 2013 compared to $27.8 million or $2.50 per share in the same period of 2012. The decrease was primarily the result of a reduction in realized investment gains of $15.1 million, largely from the sale of real estate properties, in the first quarter of 2012.

Insurance revenues increased $5.8 million or 10% in the second quarter of 2013, primarily due to a $5.0 million increase in contract charges. The growth in contract charges was the result of both new product sales and the recently completed reinsurance transaction. Insurance revenues for the six months of 2013 increased $11.0 million or 9% compared with the first half of 2012, largely from the sale of immediate annuities in the first quarter of 2013.

Total new deposits increased $4.7 million or 23% in the second quarter of 2013 compared with the second quarter of 2012, principally from a $2.0 million increase in new variable annuities and a $1.8 million increase in new universal life insurance sales. Total new deposits decreased $4.2 million or 9% in the first six months of 2013 versus the prior year. This was largely the net result of a $10.0 million or 32% decrease in fixed deferred annuities, a $3.9 million or 63% increase in new universal life deposits and a $1.9 million or 21% increase in new variable life and variable annuity deposits.

The increase in insurance revenues and universal life deposits for both the second quarter and six months reflects the Company's continued emphasis on the life insurance protection business. Further, the growth was the result of both organic production and acquisition of reinsured policy risks.

Total investment revenues, which includes net investment income and realized investment gains, decreased $0.3 million or 1% for the second quarter of 2013 and $17.4 million or 17% for the six months versus the prior year. The decreases were primarily the result of the reduction in realized investment gains from both periods in 2012.

Policyholder benefits and interest credited to policyholder account balances decreased $2.6 million or 4% for the second quarter of 2013 compared with the same period one year earlier. This decrease largely reflects the favorable result of the decline in the fair value of the Company's guaranteed minimum withdrawal benefit. This reduced obligation is primarily the result of increased interest rates during the period. In addition, interest crediting on policyholder account balances declined, also reflecting the decreased interest rates available in the market.

Policyholder benefits and interest credited to policyholder account balances increased $3.5 million or 3% for the six months. This increase was partially the result of increased mortality costs. In addition, benefit and contract reserves increased due to the establishment of reserves on the improved sale of immediate annuities during the first quarter. Partially offsetting these items, interest credited to policyholder account balances decreased $1.4 million or 3%.
In appreciation of 24 years of dedicated service, the Company offers congratulations and best wishes to Mr. Charles “Charlie” Duffy, Jr., FLMI, Senior Vice President, Operations, who will retire effective August 30, 2013. Mr. Duffy's deep industry experience, steadfast leadership, and commitment to service for our policyholders and agents will be missed.
On July 22, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 7, 2013 to stockholders of record on August 1, 2013.
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

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Revenues	$112,543	$106,757	$220,551	$226,665

Net income	$10,851	$8,397	$16,039	$27,838

Net income per share, basic and diluted	$0.98	$0.78	$1.45	$2.50

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	11,022,809	11,093,397	11,024,306	11,134,834

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 26, 2013