Form 10-Q
period 2013-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2013-11-08
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,984,360 shares

Class	Outstanding September 30, 2013

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	September 30 2013	December 31 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,640,926	$2,788,141
Equity securities available for sale, at fair value	34,086	20,061
Mortgage loans	648,073	674,034
Real estate	141,039	124,742
Policy loans	83,604	77,133
Short-term investments	18,089	24,902
Other investments	1,607	2,572
Total investments	3,567,424	3,711,585

Cash	8,248	7,026
Accrued investment income	37,027	34,747
Deferred acquisition costs	252,246	176,275
Reinsurance recoverables	191,148	190,613
Property and equipment	17,834	18,343
Other assets	68,978	47,063
Separate account assets	377,009	340,093
Total assets	$4,519,914	$4,525,745

LIABILITIES
Future policy benefits	$905,517	$889,107
Policyholder account balances	2,105,556	2,128,002
Policy and contract claims	35,092	29,813
Other policyholder funds	157,504	155,749
Other liabilities	215,153	232,580
Separate account liabilities	377,009	340,093
Total liabilities	3,795,831	3,775,344

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,985	40,969
Retained earnings	819,951	805,730
Accumulated other comprehensive income	15,616	54,094
Treasury stock, at cost (2013 - 7,512,320 shares; 2012 - 7,463,823 shares)	(175,590)	(173,513)
Total stockholders’ equity	724,083	750,401
Total liabilities and stockholders’ equity	$4,519,914	$4,525,745
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$43,704	$33,049	$141,470	$99,958
Contract charges	29,319	24,464	84,278	75,187
Total insurance revenues	73,023	57,513	225,748	175,145
Investment revenues:
Net investment income	41,961	44,645	127,249	132,289
Net realized investment gains, excluding other- than-temporary impairment losses	1,956	606	4,134	17,804
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(116)	(697)	(575)	(1,153)
Portion of impairment losses recognized in other comprehensive income (loss)	21	47	120	197
Net other-than-temporary impairment losses recognized in earnings	(95)	(650)	(455)	(956)
Total investment revenues	43,822	44,601	130,928	149,137
Other revenues	2,604	2,146	7,395	6,643
Total revenues	119,449	104,260	364,071	330,925

BENEFITS AND EXPENSES
Policyholder benefits	50,814	39,500	159,547	119,246
Interest credited to policyholder account balances	19,922	20,436	59,450	61,371
Amortization of deferred acquisition costs	9,247	7,151	29,016	20,173
Operating expenses	28,660	30,943	81,668	81,983
Total benefits and expenses	108,643	98,030	329,681	282,773

Income before income tax expense	10,806	6,230	34,390	48,152

Income tax expense	3,696	2,098	11,241	16,182

NET INCOME	$7,110	$4,132	$23,149	$31,970

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$(7,155)	$22,033	$(51,030)	$40,050
Change in future policy benefits	268	(3,617)	7,192	(8,586)
Change in policyholder account balances	28	(178)	350	(396)
Change in benefit plan obligations	—	—	5,010	—
Other comprehensive income (loss)	(6,859)	18,238	(38,478)	31,068

COMPREHENSIVE INCOME (LOSS)	$251	$22,370	$(15,329)	$63,038

Basic and diluted earnings per share:
Net income	$0.65	$0.38	$2.10	$2.88
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Nine Months Ended
September 30, 2013
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of period	40,969
Excess of proceeds over cost of treasury stock sold	16

End of period	40,985

RETAINED EARNINGS
Beginning of period	805,730
Net income	23,149
Stockholder dividends of $0.81 per share	(8,928)

End of period	819,951

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of period	54,094
Other comprehensive loss	(38,478)

End of period	15,616

TREASURY STOCK, at cost
Beginning of period	(173,513)
Cost of 49,122 shares acquired	(2,085)
Cost of 625 shares sold	8

End of period	(175,590)

TOTAL STOCKHOLDERS’ EQUITY	$724,083
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES
Net income	$23,149	$31,970
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,047	2,971
Depreciation	3,190	6,105
Acquisition costs capitalized	(27,933)	(27,839)
Amortization of deferred acquisition costs	29,016	20,173
Realized investment gains	(3,679)	(16,848)
Changes in assets and liabilities:
Reinsurance recoverables	(535)	(3,499)
Future policy benefits	26,894	613
Policyholder account balances	(21,092)	(6,716)
Income taxes payable and deferred	3,733	3,264
Other, net	1,707	(8,449)
Net cash provided	37,497	1,745

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(194,397)	(268,077)
Equity securities	(13,165)	(894)
Mortgage loans	(54,748)	(38,533)
Real estate	(21,525)	(29,329)
Policy loans	(8,352)	(11,299)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	218,717	148,376
Equity securities	1,459	179
Mortgage loans	80,619	79,155
Real estate	370	51,864
Policy loans	10,829	13,502
Other investments	159	—
Net sales of short-term investments	6,813	22,285
Net acquisition of property and equipment	(733)	(294)
Reinsurance transaction	(34,279)	—
Net cash used	(8,233)	(33,065)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2013	2012
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$177,203	$171,731
Withdrawals from policyholder account balances	(198,168)	(129,530)
Net transfers from (to) separate accounts	(3,899)	3,269
Change in other deposits	7,811	(6,274)
Cash dividends to stockholders	(8,928)	(9,088)
Net change in treasury stock	(2,061)	(2,043)
Net cash provided (used)	(28,042)	28,065

Increase (decrease) in cash	1,222	(3,255)
Cash at beginning of year	7,026	10,436
Cash at end of period	$8,248	$7,181

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,872	$11,000
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2012 Form 10-K, as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2013 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Immaterial Correction of Error
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits resulting from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity or cash flows. The Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013 and $8.4 million in the second quarter of 2013. This error has been corrected in the presentation on the statement of comprehensive income for the nine months ended September 30, 2013. The error was insignificant to any previous periods presented.
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involves ongoing servicing arrangements with American Family during the period that such policies and contracts are transitioned to administration by the Company. This block is included as a component of the Individual Insurance segment.
The purchase price of the transaction was $34.3 million and added $58.5 million in assets on the acquisition date, including deferred acquisition costs of $49.2 million and $9.3 million of policy loans and related accrued interest. The deferred acquisition costs will amortize with the expected future gross profits of the block of business. Liabilities included in the purchase totaled $24.2 million.
The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. These separate account fund balances were not recorded as separate accounts on the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions. This reinsurance transaction did not have a significant effect on the Company's results of operations or financial condition. For additional information, please refer to the Company's 8-K filed with the SEC on April 2, 2013.
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2012 Form 10-K. No significant updates or changes to these policies occurred during the nine months ended September 30, 2013.

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

Accounting Pronouncements Issued During 2013, Not Yet Adopted
In February 2013, the FASB issued guidance regarding obligations resulting from joint and several liability arrangements. The guidance concerns the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating this guidance but it does not believe that there will be a material impact to the consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at September 30, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$113,496	$7,835	$791	$120,540
Federal agencies [1]	20,068	2,798	—	22,866
Federal agency issued
residential mortgage-backed securities [1]	60,961	5,601	4	66,558
Subtotal	194,525	16,234	795	209,964
Corporate obligations:
Industrial	510,465	29,778	6,154	534,089
Energy	204,951	17,224	3,130	219,045
Communications and technology	220,055	14,238	1,422	232,871
Financial	267,079	20,182	1,931	285,330
Consumer	484,374	29,865	4,259	509,980
Public utilities	238,099	27,750	815	265,034
Subtotal	1,925,023	139,037	17,711	2,046,349
Corporate private-labeled residential mortgage-backed securities	121,682	3,244	1,053	123,873
Municipal securities	138,182	12,132	5	150,309
Other	99,885	4,729	5,183	99,431
Redeemable preferred stocks	13,165	—	2,165	11,000
Fixed maturity securities	2,492,462	175,376	26,912	2,640,926
Equity securities	34,468	1,696	2,078	34,086
Total	$2,526,930	$177,072	$28,990	$2,675,012

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,774	$14,302	$25	$136,051
Federal agencies [1]	22,070	3,999	—	26,069
Federal agency issued
residential mortgage-backed securities [1]	83,608	8,381	4	91,985
Subtotal	227,452	26,682	29	254,105
Corporate obligations:
Industrial	494,615	51,645	377	545,883
Energy	188,790	22,473	14	211,249
Communications and technology	198,332	23,283	15	221,600
Financial	287,854	27,487	1,467	313,874
Consumer	476,913	49,395	70	526,238
Public utilities	246,389	39,840	102	286,127
Subtotal	1,892,893	214,123	2,045	2,104,971
Corporate private-labeled residential mortgage-backed securities	144,852	4,033	754	148,131
Municipal securities	140,843	27,141	—	167,984
Other	106,442	6,494	8,192	104,744
Redeemable preferred stocks	7,984	266	44	8,206
Fixed maturity securities	2,520,466	278,739	11,064	2,788,141
Equity securities	18,195	1,956	90	20,061
Total	$2,538,661	$280,695	$11,154	$2,808,202

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at September 30, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$90,247	$91,968
Due after one year through five years	730,399	799,132
Due after five years through ten years	934,693	966,874
Due after ten years	477,096	511,202
Securities with variable principal payments	246,862	260,750
Redeemable preferred stocks	13,165	11,000
Total	$2,492,462	$2,640,926

No material derivative financial instruments were held during the first nine months of 2013 or during 2012.
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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at September 30, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$13,125	$772	$1,764	$19	$14,889	$791
Federal agency issued residential mortgage-backed securities [1]	131	2	289	2	420	4
Subtotal	13,256	774	2,053	21	15,309	795
Corporate obligations:
Industrial	136,481	5,550	5,702	604	142,183	6,154
Energy	63,525	3,130	—	—	63,525	3,130
Communications and technology	34,523	1,422	—	—	34,523	1,422
Financial	28,095	834	4,757	1,097	32,852	1,931
Consumer	110,756	4,259	—	—	110,756	4,259
Public utilities	16,569	815	—	—	16,569	815
Subtotal	389,949	16,010	10,459	1,701	400,408	17,711
Corporate private-labeled residential mortgage-backed securities	34,618	1,053	—	—	34,618	1,053
Municipal securities	3,053	5	—	—	3,053	5
Other	17,072	507	41,696	4,676	58,768	5,183
Redeemable preferred stocks	11,000	2,165	—	—	11,000	2,165
Fixed maturity securities	468,948	20,514	54,208	6,398	523,156	26,912
Equity securities	10,092	2,051	146	27	10,238	2,078
Total	$479,040	$22,565	$54,354	$6,425	$533,394	$28,990

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At September 30, 2013, the Company had 167 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 151 security issues were below cost for less than one year; five security issues were below cost for one year or more and less than three years; and 11 security issues were below cost for three years or more. At December 31, 2012, the Company had 43 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 25 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 15 security issues were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at September 30, 2013 and December 31, 2012. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2013		December 31, 2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$2,881	$142	$4,141	$2
Due after one year through five years	33,354	381	8,038	45
Due after five years through ten years	354,245	15,998	43,335	578
Due after ten years	86,638	7,169	58,895	9,637
Total	477,118	23,690	114,409	10,262
Securities with variable principal payments	35,038	1,057	14,466	758
Redeemable preferred stocks	11,000	2,165	1,511	44
Total	$523,156	$26,912	$130,386	$11,064
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income (loss).

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2013	2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$15,611	$15,260
Additions for credit losses not previously recognized in other-than- temporary impairment	—	27
Additions for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	95	428
Reductions for securities sold during the period	—	—
Reductions for securities previously recognized in other comprehensive income (loss) because of intent to sell the security before recovery of its amortized cost basis	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(14)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$15,701	$15,701

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Gross gains resulting from:
Sales of investment securities	$—	$399	$118	$712
Investment securities called and other	2,276	304	4,791	1,107
Real estate	—	113	20	16,293
Total gross gains	2,276	816	4,929	18,112
Gross losses resulting from:
Sales of investment securities	—	(44)	—	(76)
Investment securities called and other	(164)	(236)	(524)	(440)
Sale of real estate and joint venture	—	—	(89)	—
Mortgage loans	(8)	—	(44)	(178)
Total gross losses	(172)	(280)	(657)	(694)
Change in allowance for potential future losses on mortgage loans	(85)	75	(47)	407
Amortization of DAC and VOBA	(63)	(5)	(91)	(21)
Net realized investment gains, excluding other-than- temporary impairment losses	1,956	606	4,134	17,804

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on
fixed maturity and equity securities	(116)	(697)	(575)	(1,153)
Portion of loss recognized in other comprehensive income (loss)	21	47	120	197
Net other-than-temporary impairment losses recognized in earnings	(95)	(650)	(455)	(956)
Net realized investment gains (losses)	$1,861	$(44)	$3,679	$16,848
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Proceeds	$—	$5,378	$9,130	$13,994
Mortgage Loans
The Company invests on an ongoing basis in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.4 million at September 30, 2013 and $3.3 million at December 31, 2012. The Company had 18% of its invested assets in commercial mortgage loans at September 30, 2013, and December 31, 2012. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

47% at September 30, 2013 and December 31, 2012 and is based upon the current balance relative to the appraisal of value at the time the loan was originated or acquired.
The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at September 30, 2013 and December 31, 2012.

	September 30 2013	December 31 2012
Principal outstanding	$651,466	$677,380
Allowance for potential future losses	(3,393)	(3,346)
Carrying value	$648,073	$674,034
The following table summarizes the amount of mortgage loans held by the Company at September 30, 2013 and December 31, 2012, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	September 30 2013	% of Total	December 31 2012	% of Total
Prior to 2004	$33,033	5%	$48,973	7%
2004	14,448	2%	19,699	3%
2005	28,626	4%	32,666	5%
2006	30,635	5%	39,321	6%
2007	27,376	4%	31,484	5%
2008	33,620	5%	35,747	5%
2009	38,354	6%	41,691	6%
2010	64,085	10%	90,236	13%
2011	120,288	19%	130,590	19%
2012	197,665	30%	206,973	31%
2013	63,336	10%	—	—%
Total	$651,466	100%	$677,380	100%

The following table identifies mortgage loans by geographic location at September 30, 2013 and December 31, 2012.

	September 30 2013	% of Total	December 31 2012	% of Total
Pacific	$174,386	27%	$183,198	27%
West north central	97,706	15%	106,004	16%
West south central	106,537	16%	110,336	16%
Mountain	94,241	14%	95,626	14%
South Atlantic	65,095	10%	61,815	9%
Middle Atlantic	32,109	5%	48,523	7%
East north central	58,353	9%	55,938	8%
East south central	23,039	4%	15,940	3%
Total	$651,466	100%	$677,380	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the distribution of mortgage loans by state greater than 5% of total at September 30, 2013 and December 31, 2012.

	September 30 2013	% of Total	December 31 2012	% of Total
California	$146,335	22%	$156,032	23%
Texas	97,682	15%	100,307	15%
Minnesota	63,462	10%	63,402	9%
Florida	34,676	5%	36,521	5%
All others	309,311	48%	321,118	48%
Total	$651,466	100%	$677,380	100%
The following table identifies mortgage loans by property type at September 30, 2013 and December 31, 2012. The Other category consists of apartments and retail properties.

	September 30 2013	% of Total	December 31 2012	% of Total
Industrial	$291,143	45%	$298,611	44%
Office	244,593	38%	261,075	39%
Medical	41,542	6%	48,824	7%
Other	74,188	11%	68,870	10%
Total	$651,466	100%	$677,380	100%
The table below identifies mortgage loans by maturity at September 30, 2013 and December 31, 2012.

	September 30 2013	% of Total	December 31 2012	% of Total
Due in one year or less	$28,225	4%	$29,663	4%
Due after one year through five years	178,747	27%	195,336	29%
Due after five years through ten years	251,533	39%	282,453	42%
Due after ten years	192,961	30%	169,928	25%
Total	$651,466	100%	$677,380	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $5.5 million and $4.5 million during the third quarters ended September 30, 2013 and 2012, respectively, and $13.3 million and $13.1 million during the nine months of 2013 and 2012, respectively.
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
The Company categorizes its financial assets and liabilities measured at fair value in three levels, based on the inputs and assumptions used to determine the fair value. These levels are as follows:
Level 1 - Valuations are based upon unadjusted quoted prices for identical instruments traded in active markets.

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
Guaranteed Minimum Withdrawal Benefits (GMWB) Included in Other Policyholder Funds
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Determination of Fair Value
The Company utilizes external independent third-party pricing services to determine the majority of its fair values on investment securities available for sale. At September 30, 2013 and December 31, 2012, approximately 96% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

 Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,523	$105,496	$2,521	$120,540
Federal agencies [1]	—	22,866	—	22,866
Federal agency issued residential mortgage-backed securities [1]	—	66,558	—	66,558
Subtotal	12,523	194,920	2,521	209,964
Corporate obligations:
Industrial	—	532,632	1,457	534,089
Energy	—	216,780	2,265	219,045
Communications and technology	—	232,871	—	232,871
Financial	—	275,051	10,279	285,330
Consumer	—	494,933	15,047	509,980
Public utilities	—	264,999	35	265,034
Subtotal	—	2,017,266	29,083	2,046,349
Corporate private-labeled residential mortgage-backed securities	—	123,873	—	123,873
Municipal securities	—	146,631	3,678	150,309
Other	—	94,225	5,206	99,431
Redeemable preferred stocks	—	11,000	—	11,000
Fixed maturity securities	12,523	2,587,915	40,488	2,640,926
Equity securities	4,944	29,142	—	34,086
Total	$17,467	$2,617,057	$40,488	$2,675,012

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,133)	$(4,133)
Total	$—	$—	$(4,133)	$(4,133)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,698	$120,544	$2,809	$136,051
Federal agencies [1]	—	26,069	—	26,069
Federal agency issued residential mortgage-backed securities [1]	—	91,985	—	91,985
Subtotal	12,698	238,598	2,809	254,105
Corporate obligations:
Industrial	—	542,561	3,322	545,883
Energy	—	208,887	2,362	211,249
Communications and technology	—	221,600	—	221,600
Financial	—	302,690	11,184	313,874
Consumer	—	509,953	16,285	526,238
Public utilities	—	286,127	—	286,127
Subtotal	—	2,071,818	33,153	2,104,971
Corporate private-labeled residential mortgage-backed securities	—	148,131	—	148,131
Municipal securities	—	163,661	4,323	167,984
Other	—	98,896	5,848	104,744
Redeemable preferred stocks	8,206	—	—	8,206
Fixed maturity securities	20,904	2,721,104	46,133	2,788,141
Equity securities	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202

Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,080)	$(1,080)
Total	$—	$—	$(1,080)	$(1,080)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$12,523	$2,533,848	$—	$2,546,371
Priced from independent broker quotations	—	54,067	—	54,067
Priced from internal matrices and calculations	—	—	40,488	40,488
Subtotal	12,523	2,587,915	40,488	2,640,926
Equity securities available for sale:
Priced from external pricing services	4,944	18,341	—	23,285
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,801	—	10,801
Subtotal	4,944	29,142	—	34,086
Total	$17,467	$2,617,057	$40,488	$2,675,012
Percent of total	1%	97%	2%	100%

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,904	$2,676,943	$—	$2,697,847
Priced from independent broker quotations	—	44,161	—	44,161
Priced from internal matrices and calculations	—	—	46,133	46,133
Subtotal	20,904	2,721,104	46,133	2,788,141
Equity securities available for sale:
Priced from external pricing services	1,336	7,254	—	8,590
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,216	1,255	11,471
Subtotal	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarters and nine months ended September 30, 2013 and year ended December 31, 2012 are summarized below:

	Quarter Ended September 30, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$41,857	$—	$41,857	$(3,101)
Included in earnings	(2)	—	(2)	(1,091)
Included in other comprehensive income (loss)	(80)	—	(80)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	47
Sales	—	—	—	—
Other dispositions	(789)	—	(789)	12
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(498)	—	(498)	—
Ending balance	$40,488	$—	$40,488	$(4,133)

Net unrealized losses	$(80)	$—	$(80)

	Nine months ended September 30, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	312	641	953	(3,492)
Included in other comprehensive income (loss)	(1,562)	(627)	(2,189)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	652
Sales	—	—	—	—
Other dispositions	(4,013)	(1,269)	(5,282)	(213)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(498)	—	(498)	—
Ending balance	$40,488	$—	$40,488	$(4,133)

Net unrealized losses	$(1,562)	$(627)	$(2,189)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	109	—	109	(1,228)
Included in other comprehensive income (loss)	(160)	132	(28)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	1,592
Sales	—	—	—	—
Other dispositions	(5,406)	—	(5,406)	(1,257)
Transfers into Level 3	7,831	—	7,831	—
Transfers out of Level 3	—	—	—	—
Ending balance	$46,133	$1,255	$47,388	$(1,080)

Net unrealized gains (losses)	$(172)	$132	$(40)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the third quarters or nine months ended September 30, 2013 and 2012.
The following table presents quantitative information about material Level 3 fair value measurements at September 30, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range (in basis points)	Weighted Average of Range

Fixed maturity securities	$40,488	Market comparable	Spread adjustment	69-327	161

The Company's primary category of Level 3 fair values is fixed maturity securities, totaling $40.5 million at September 30, 2013. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated. The Company estimates that an increased spread of 10 basis points on each of the Level 3 securities would reduce the reported fair value by $0.1 million as of September 30, 2013.
Other assets and liabilities categorized as Level 3 for purposes of fair value determination are not material to the Company's financial statements, and the sensitivities of such valuations to unobservable inputs are also believed to not be material.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The table below is a summary of fair value estimates at September 30, 2013 and December 31, 2012 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,640,926	$2,640,926	$2,788,141	$2,788,141
Equity securities available for sale	34,086	34,086	20,061	20,061
Mortgage loans	648,073	684,600	674,034	722,098
Policy loans	83,604	83,604	77,133	77,133
Cash and short-term financial assets	26,337	26,299	31,928	31,928
Separate account assets	377,009	377,009	340,093	340,093

Liabilities:
Individual and group annuities	$1,092,866	$1,071,507	$1,130,032	$1,108,987
Supplementary contracts without life contingencies	53,000	51,475	54,321	53,389
Separate account liabilities	377,009	377,009	340,093	340,093
Other policyholder funds - GMWB	(4,133)	(4,133)	(1,080)	(1,080)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at September 30, 2013 and December 31, 2012.

	September 30 2013	December 31 2012
Receivables:
Agent receivables, net (allowance $2,248; 2012 - $2,261)	$1,729	$1,697
Investment-related financing receivables:
Mortgage loans, net (allowance $3,393; 2012 - $3,346)	648,073	674,034
Total financing receivables	$649,802	$675,731
The following table details the activity of the allowance for uncollectible accounts on agent receivables at September 30, 2013 and December 31, 2012.

	September 30 2013	December 31 2012
Beginning of year	$2,261	$2,226
Additions	55	229
Deductions	(68)	(194)
End of period	$2,248	$2,261
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at September 30, 2013 and December 31, 2012.

	September 30 2013	December 31 2012
Mortgage loans collectively evaluated for impairment	$591,967	$622,381
Mortgage loans individually evaluated for impairment	59,499	54,999
Allowance for potential future losses	(3,393)	(3,346)
Carrying value	$648,073	$674,034
The following table details the activity of the allowance for potential future losses on mortgage loans at September 30, 2013 and December 31, 2012.

	September 30 2013	December 31 2012
Beginning of year	$3,346	$2,849
Provision	47	497
Deductions	—	—
End of period	$3,393	$3,346
Agent Receivables
The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. At September 30, 2013, the Company's gross agent receivables totaled $4.0 million with an allowance for doubtful accounts of $2.2 million. The Company's gross agent receivables totaled $4.0 million as of December 31, 2012 with an allowance for doubtful accounts totaling $2.3 million. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

•	Agent specific loans. At September 30, 2013 and December 31, 2012, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.9 million, with an allowance for doubtful accounts of $1.9 million as of September 30, 2013. Gross agent receivables totaled $2.9 million, with an allowance for doubtful accounts of $2.0 million as of December 31, 2012.

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
Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 3 - Investments, as are geographic distributions by both region and state. These measures are also supplemented with various other analytics to provide additional information concerning potential impairment of mortgage loans and management's assessment of financing receivables.
The following table presents an aging schedule for delinquent payments for both principal and interest at September 30, 2013 and December 31, 2012, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2013
Industrial	$1,284	$—	$33	$—	$33
Office	5,478	—	—	682	682
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$6,762	$—	$33	$682	$715

December 31, 2012
Industrial	$—	$—	$—	$—	$—
Office	6,053	9	—	201	210
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$6,053	$9	$—	$201	$210
As of September 30, 2013, there were three mortgage loans that were 30 days or more past due, including two over 120 days past due. One loan that was over 120 days past due is in the process of foreclosure, the other loan over 120 days past due is under review. Subsequently, payment was received on the loan that was in the 60-89 days past due category and was brought current in October 2013.
The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.4 million at September 30, 2013 and $3.3 million at December 31, 2012. For information regarding management's periodic evaluation and assessment of

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

mortgage loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2012 Form 10-K.
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
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at September 30, 2013 and December 31, 2012. The table includes investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at September 30, 2013 and investments in seven real estate joint ventures and 26 affordable housing real estate joint ventures at December 31, 2012.

	September 30 2013		December 31 2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,141	$22,141	$22,440	$22,440
Affordable housing real estate joint ventures	20,104	60,114	22,704	60,527
Total	$42,245	$82,255	$45,144	$82,967
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
At September 30, 2013 and December 31, 2012, the Company had unfunded commitments of $1.3 million. Mortgage loan commitments outstanding to the real estate joint venture VIEs totaled $0.3 million at September 30, 2013 and December 31, 2012. Unfunded equity commitments for the development of properties owned were $1.0 million at both September 30, 2013 and December 31, 2012. The loan commitments are included in Note 15 to the Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at September 30, 2013 and December 31, 2012 includes $18.9 million and $14.1 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.

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
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $117.2 million at September 30, 2013 (December 31, 2012 - $102.5 million) and the guarantee liability was $(4.1) million at September 30, 2013 (December 31, 2012 - $(1.1) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts from American Family. Please refer to the Reinsurance Transaction section of Note 1 - Nature of Operations and Significant Accounting Policies for additional information.
8. Notes Payable
The Company had no notes payable at September 30, 2013 or December 31, 2012.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the third quarters and nine months of 2013 and 2012.
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at September 30, 2013 or December 31, 2012. The lines of credit are at variable interest rates based upon short-term indices, and they will mature in June of 2014. The Company anticipates renewing these lines as they come due.
9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	—%	1%	(1)%	—%
Permanent differences	(1)%	(2)%	(1)%	(1)%
Effective income tax rate	34%	34%	33%	34%
The Company did not have any uncertain tax positions at September 30, 2013.
At September 30, 2013, the Company had a $6.2 million current tax recoverable and a $71.1 million net deferred tax liability, compared to a $2.0 million current tax liability and an $82.5 million net deferred tax liability at December 31, 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

10. Pensions and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost for the third quarters and nine months ended September 30, 2013 and 2012.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$—	$—	$157	$199
Interest cost	1,335	1,475	329	452
Expected return on plan assets	(2,307)	(2,225)	—	(8)
Amortization of:
Unrecognized actuarial net loss	598	575	—	70
Unrecognized prior service credit	—	—	(289)	(63)
Curtailment	—	—	—	—
Net periodic benefit cost	$(374)	$(175)	$197	$650

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Service cost	$—	$—	$630	$598
Interest cost	4,005	4,425	1,040	1,354
Expected return on plan assets	(6,921)	(6,675)	—	(24)
Amortization of:
Unrecognized actuarial net loss (gain)	1,794	(275)	103	211
Unrecognized prior service credit	—	—	(463)	(189)
Curtailment	—	—	(116)	—
Net periodic benefit cost	$(1,122)	$(2,525)	$1,194	$1,950

Included in the Company's Other Benefits is a medical insurance plan for retired agents. During the second quarter of 2013, the Company notified the participants that this benefit was being terminated effective December 31, 2013. This benefit termination required a re-valuation of the plan, which was performed effective June 10, 2013 and resulted in a plan curtailment. The curtailment resulted in the immediate recognition of reduced operating expenses of $0.1 million and a reduced liability of $4.4 million.

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
In the first quarter of 2013, the plan made a payment of $2.4 million to plan participants for the three-year interval ended December 31, 2012. No payments were made during the third quarter of 2013 or during the nine months ended September 30, 2012.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the third quarters of 2013 and 2012 was $1.7 million and $1.3 million, respectively, net of tax. The cost of share-based compensation accrued as an operating expense for the nine months ended September 30, 2013 and 2012 was $2.2 million and $1.8 million, respectively, net of tax.
12. Comprehensive Income (Loss)
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
The table below provides information about comprehensive income (loss) for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(11,897)	$(4,165)	$(7,732)
Equity securities	(1,391)	(486)	(905)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,111	739	1,372
Other-than-temporary impairment losses recognized in earnings	(116)	(40)	(76)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	21	7	14
Net unrealized losses excluding impairment losses	(15,304)	(5,357)	(9,947)
Effect on DAC and VOBA	4,295	1,503	2,792
Future policy benefits	412	144	268
Policyholder account balances	43	15	28
Other comprehensive loss	$(10,554)	$(3,695)	(6,859)
Net income			7,110
Comprehensive income			$251

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended September 30, 2012
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$40,197	$14,068	$26,129
Equity securities	58	21	37
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	423	148	275
Other-than-temporary impairment losses recognized in earnings	(697)	(244)	(453)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	47	16	31
Net unrealized gains excluding impairment losses	40,482	14,169	26,313
Effect on DAC and VOBA	(6,585)	(2,305)	(4,280)
Future policy benefits	(5,564)	(1,947)	(3,617)
Policyholder account balances	(274)	(96)	(178)
Other comprehensive income	$28,059	$9,821	18,238
Net income			4,132
Comprehensive income			$22,370

	Nine Months Ended September 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(115,907)	$(40,568)	$(75,339)
Equity securities	(1,621)	(567)	(1,054)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	4,386	1,535	2,851
Other-than-temporary impairment losses recognized in earnings	(575)	(201)	(374)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	120	42	78
Net unrealized losses excluding impairment losses	(121,459)	(42,511)	(78,948)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA [1]	42,951	15,033	27,918
Future policy benefits	11,064	3,872	7,192
Policyholder account balances	538	188	350
Other comprehensive loss	$(59,198)	$(20,720)	(38,478)
Net income			23,149
Comprehensive loss			$(15,329)

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Nine Months Ended September 30, 2012
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$79,796	$27,928	$51,868
Equity securities	5	2	3
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,303	456	847
Other-than-temporary impairment losses recognized in earnings	(1,153)	(404)	(749)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	197	69	128
Net unrealized gains excluding impairment losses	79,454	27,809	51,645
Effect on DAC and VOBA	(17,839)	(6,244)	(11,595)
Future policy benefits	(13,209)	(4,623)	(8,586)
Policyholder account balances	(609)	(213)	(396)
Other comprehensive income	$47,797	$16,729	31,068
Net income			31,970
Comprehensive income			$63,038

The following table provides accumulated balances related to each component of accumulated other comprehensive income, net of tax, at September 30, 2013.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094
Other comprehensive income (loss) before reclassification	(82,841)	1,338	5,010	27,977	7,192	350	(40,974)
Amounts reclassified from accumulated other comprehensive income	2,851	(296)	—	(59)	—	—	2,496
Net current-period other comprehensive income (loss)	(79,990)	1,042	5,010	27,918	7,192	350	(38,478)
End of period	$94,505	$1,748	$(48,138)	$(20,404)	$(11,707)	$(388)	$15,616

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pretax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the third quarter and nine months ended September 30, 2013.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2013	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$2,111	$4,386
Income tax expense [2]	(739)	(1,535)
Net of taxes	1,372	2,851

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(95)	(455)
Income tax benefit [2]	33	159
Net of taxes	(62)	(296)

Reclassification adjustment related to DAC and VOBA [1]	(63)	(91)
Income tax benefit [2]	22	32
Net of taxes	(41)	(59)

Total pretax reclassifications	1,953	3,840
Total income tax expense	(684)	(1,344)
Total reclassification, net taxes	$1,269	$2,496

[1]	(Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.

[2]	(Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods presented. The average number of shares outstanding for the quarters ended September 30, 2013 and 2012 was 11,005,413 and 11,056,999, respectively. The average number of shares outstanding for the nine months ended September 30, 2013 and 2012 was 11,016,902 and 11,111,490, respectively. The number of shares outstanding at September 30, 2013 and December 31, 2012 was 10,984,360 and 11,032,857, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual		Group	Old	Intercompany
		Insurance		Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Third quarter:	2013	$41,825	[2]	$13,231	$18,067	$(100)	$73,023	[2]
	2012	27,615		12,316	17,680	(98)	57,513
Nine Months	2013	132,877	[2,3]	38,782	54,386	(297)	225,748	[2,3]
	2012	86,216		36,580	52,644	(295)	175,145

Net investment income:
Third quarter:	2013	$38,831		$301	$2,829	$—	$41,961
	2012	41,444		132	3,069	—	44,645
Nine Months	2013	118,001		550	8,698	—	127,249
	2012	122,899		392	8,998	—	132,289

Net income (loss):
Third quarter:	2013	$6,030	[2]	$216	$864	$—	$7,110	[2]
	2012	2,998		(108)	1,242	—	4,132
Nine Months	2013	20,424	[2]	766	1,959	—	23,149	[2]
	2012	29,189		(322)	3,103	—	31,970

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

[2]	Includes amounts attributable to the American Family reinsurance transaction.

[3]	Please refer to the discussion of the immaterial correction of an error in Note 1 - Nature of Operations and Significant Accounting Policies.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2013, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $14.9 million, one construction-to-permanent loan of $0.3 million that is subject to the borrower’s performance, and $2.9 million for the development of real estate investments.
Subsequent to September 30, 2013 the Company entered into additional commitments to fund mortgage loans of $5.4 million.
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
The Company and its subsidiaries are subject to regular reviews and inspections by state and federal regulatory authorities. State insurance examiners - or independent audit firms engaged by such examiners - may, from time to time, conduct examinations or investigations into industry practices and into customer complaints. A regulatory violation discovered during a review, inspection,

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

or investigation could result in a wide range of remedies that could include the imposition of sanctions against the Company, its subsidiaries, or its employees.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

liability with respect to these indemnifications. The Company believes that the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on the financial position or results of operations.
18. Subsequent Events
On October 28, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 13, 2013 to stockholders of record on November 7, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2013 and 2012 and the financial condition of the Company at September 30, 2013. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2012 Form 10-K.
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

Reinsurance Transaction

In April 2013, the Company acquired a block of variable life insurance policies and variable annuity contracts from American Family Life Insurance Company. The transfer was comprised of a 100% modified coinsurance transaction for the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. During the third quarter of 2013, this transaction contributed contract charges of $4.3 million, policyholder benefits and interest credited to policyholder account balances of $0.9 million, and amortization of deferred acquisition costs of $1.3 million. During the first nine months of 2013, this transaction contributed contract charges of $8.7 million, policyholder benefits and interest credited to policyholder account balances of $1.8 million, and amortization of deferred acquisition costs of $2.7 million.
Immaterial Correction of Error

During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits resulting from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity or cash flows. The Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013 and $8.4 million in the second quarter of 2013. This error has been corrected in the presentation on the statement of comprehensive income for the nine months ended September 30, 2013. The error was insignificant to any previous periods presented.
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
Consolidated Results of Operations
Summary of Results
The Company earned net income of $7.1 million in the third quarter of 2013 compared to $4.1 million in the third quarter of 2012. Net income per share was $0.65 in the third quarter of 2013 versus $0.38 in the same period in the prior year. Net income for the first nine months of 2013 was $23.1 million, a decrease of $8.8 million or 28% compared to last year. Net income per share for the nine months was $2.10, a decrease of $0.78 per share versus the same period one year earlier.

The following table presents variances between the results for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2013 Versus 2012	2013 Versus 2012
Insurance and other revenues	$15,968	$51,355
Net investment income	(2,684)	(5,040)
Net realized investment gains (losses)	1,905	(13,169)
Policyholder benefits and interest credited to policyholder account balances	(10,800)	(38,380)
Amortization of deferred acquisition costs	(2,096)	(8,843)
Operating expenses	2,283	315
Income tax expense	(1,598)	4,941
Total variance	$2,978	$(8,821)
Net income increased $3.0 million in the third quarter of 2013 compared to the same period in 2012. This resulted from a $15.5 million increase in insurance revenues, a $1.9 million increase in net realized investment gains, a $2.3 million decrease in operating expenses, and a $0.5 million decrease in interest credited to policyholder account balances. Partially offsetting these were an $11.3 million increase in policyholder benefits, a $2.7 million decrease in net investment income and a $2.1 million increase in the amortization of deferred acquisition costs.
Net income decreased $8.8 million in the first nine months of 2013 compared to the same period in 2012. The largest factor in this decrease was a $13.2 million reduction in net realized investment gains. Also contributing to the decline in net income was a $5.0 million decline in net investment income and an $8.8 million increase in amortization of deferred acquisition costs. Partially offsetting these items was a $9.1 million increase in contract charges and a $1.9 million reduction in interest credited to policyholder account balances. In addition, a $41.5 million increase in net premiums was mostly offset by a $40.3 million increase in policyholder benefits. The fluctuations in net premiums and policyholder benefits were largely the result of the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described.
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

The Company also markets a series of group products.  These products include group life, dental, disability, and vision products. The primary growth strategies for these products include increased productivity of the existing group representatives; planned expansion of the group distribution system; and to selectively utilize third-party marketing arrangements.  Further, growth is to be supported by the addition of new products to the portfolio. The Company evaluates the profitability of sales to groups and adjusts the ongoing pricing to support benefit and profit expectations.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the third quarters and nine months ended September 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$4,105	(4)%	$4,284	1%
Immediate annuities	11,200	412%	2,187	15%
Group life insurance	742	19%	624	21%
Group accident and health insurance	3,596	24%	2,894	(12)%
Total new premiums	19,643	97%	9,989	—%
Renewal premiums	38,294	2%	37,453	1%
Total premiums	57,937	22%	47,442	1%
Reinsurance ceded	(14,233)	(1)%	(14,393)	(1)%
Net premiums	$43,704	32%	$33,049	2%

	Nine Months Ended September 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$12,898	(1)%	$13,054	1%
Immediate annuities	44,609	507%	7,355	30%
Group life insurance	2,227	20%	1,849	26%
Group accident and health insurance	10,360	20%	8,637	(16)%
Total new premiums	70,094	127%	30,895	2%
Renewal premiums	113,922	2%	111,736	2%
Total premiums	184,016	29%	142,631	2%
Reinsurance ceded	(42,546)	—%	(42,673)	—%
Net premiums	$141,470	42%	$99,958	3%

Consolidated total premiums increased $10.5 million in the third quarter of 2013 versus the same period in the prior year. Total new premiums increased $9.7 million and total renewal premiums increased $0.8 million or 2%.  As previously discussed, the Company corrected an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. This change resulted in an increase of $8.9 million to new immediate annuity premiums in the third quarter of 2013. Excluding this change, total premiums increased $1.6 million or 3% in the third quarter and total new premiums increased $0.7 million or 7%. The increase in total new premiums reflected a $0.7 million or 24% increase in new group accident and health insurance premiums, largely from the dental product line. The increase in renewal premiums resulted from a $0.9 million or 4% increase in individual life insurance premiums, primarily from the Old American segment.
Consolidated total premiums increased $41.4 million in the nine months of 2013 versus one year earlier. Total new premiums increased $39.2 million compared to one year earlier. Excluding the correction of an error, as previously described, total premiums increased $8.4 million or 6% and total new premiums increased $6.2 million or 20%. The increase in new premiums was partially the result of an increase in new immediate annuity premiums, which can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences. Policyholder reserves for immediate annuity premiums are established on an equal and offsetting basis, and an increase in premiums results in an increase to reserves on a comparative basis. The increase in new premiums also reflected a $1.7 million or 20% improvement in new group accident and health premiums, largely in the dental line. This increase was primarily the result of expanded marketing activity. The increase in renewal premiums was primarily due to a $2.1 million or 3% increase in individual life insurance premiums, principally from the Old American segment. This increase is primarily the result of higher sales in earlier periods.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$4,086	37%	$2,980	25%
Variable universal life insurance	135	(6)%	144	(21)%
Fixed annuities	10,849	(9)%	11,982	(22)%
Variable annuities	6,025	24%	4,863	18%
Total new deposits	21,095	6%	19,969	(9)%
Renewal deposits	39,623	14%	34,903	(7)%
Total deposits	$60,718	11%	$54,872	(8)%

	Nine months ended September 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$14,113	54%	$9,140	2%
Variable universal life insurance	1,261	212%	404	(40)%
Fixed annuities	32,482	(26)%	43,601	(10)%
Variable annuities	15,639	16%	13,466	(4)%
Total new deposits	63,495	(5)%	66,611	(8)%
Renewal deposits	113,708	8%	105,120	(4)%
Total deposits	$177,203	3%	$171,731	(5)%

Total new deposits increased $1.1 million or 6% in the third quarter of 2013 compared with the third quarter of 2012. The two largest components were increases of $1.2 million or 24% in new variable annuity deposits and $1.1 million or 37% in new universal life deposits. Partially offsetting these, new fixed annuity deposits decreased $1.1 million or 9%. Total renewal deposits increased $4.7 million or 14% in the third quarter of 2013 versus last year. The reinsurance transaction on variable products increased renewal deposits $6.4 million in the third quarter. Excluding this transaction, renewal deposits decreased $1.7 million or 5%, reflecting a $1.3 million or 47% decline in variable annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits decreased $3.1 million or 5% in the nine months of 2013 compared with the prior year. This decrease resulted from an $11.1 million or 26% decrease in new fixed annuity deposits. Partially offsetting this decline, new universal life deposits increased $5.0 million or 54%, new variable annuity deposits increased $2.2 million or 16%, and new variable universal life deposits increased $0.9 million or 212%. Total renewal deposits increased $8.6 million or 8% in the nine months of 2013. The reinsurance transaction on variable products increased renewal deposits $13.7 million in the nine months. Excluding this transaction, renewal deposits decreased $5.1 million or 5%. This was due to a $3.1 million or 11% decrease in fixed annuity renewal deposits, a $0.8 million or 10% decline in variable universal life renewal deposits, a $0.7 million or 1% decline in universal life renewal deposits, and a $0.6 million or 9% decrease in variable annuity renewal deposits.
Insurance Revenues
Insurance revenues consist of premiums, net of reinsurance, and contract charges. In the third quarter of 2013, total insurance revenues increased $15.5 million or 27%, reflecting a $10.7 million or 32% increase in premiums, net of reinsurance, and a $4.9 million or 20% increase in contract charges. The increase in net premiums reflected higher direct individual life and accident and health premiums, as well as the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described. Excluding the correction of the error, net premiums increased $1.7 million or 5% in the third quarter of 2013. The increase in contract charges was due, in part, to the reinsurance transaction on variable products with American Family. This transaction contributed $4.3 million to contract charges in the third quarter of 2013. Excluding this transaction, contract charges increased $0.6 million or 2%.

Total insurance revenues increased $50.6 million in the first nine months of 2013 compared with the prior year, reflecting a $41.5 million increase in net premiums and a $9.1 million or 12% increase in contract charges. The increase in net premiums reflected higher direct individual life and accident and health premiums, as well as the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described. Excluding the correction of the error, net premiums increased $8.5 million or 9% in the nine months. The reinsurance transaction contributed $8.7 million to contract charges. Excluding this transaction, contract charges increased $0.4 million or 1%.
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
Total contract charges on all blocks of business increased $4.9 million or 20% in the third quarter of 2013 compared to the third quarter of 2012. As discussed previously, the reinsurance transaction contributed $4.3 million to contract charges in the third quarter of 2013.  Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 2% in the third quarter of 2013 compared to the third quarter of 2012. Amortization of deferred revenue increased $0.4 million or 92%, largely reflecting improved profitability. Reserve loads increased $0.3 million or 9%. Partially offsetting these, cost of insurance charges decreased $0.1 million, largely due to the runoff of closed blocks.
Total contract charges on all blocks of business increased $9.1 million or 12% in the first nine months of 2013 compared to one year earlier. The reinsurance transaction contributed $8.7 million to contract charges. Excluding this transaction, total contract charges on all blocks of business increased $0.4 million in the first nine months of 2013. Reserve loads increased $1.0 million or 10%. Partially offsetting these, cost of insurance charges decreased $0.6 million, due to the runoff of closed blocks.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 43% and 35% of total consolidated contract charges in the third quarters of 2013 and 2012, and 40% and 35% in the first nine months of 2013 and 2012, respectively. The increase in each period in 2013 can be attributed to the reinsurance transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 29% and 35% of total consolidated contract charges in the third quarters of 2013 and 2012, and 30% and 35% for the first nine months of 2013 and 2012, respectively. These declines reflect the runoff of business. Total contract charges on open, or ongoing, blocks of business increased 5% in the third quarter and 3% in the nine months, in part reflecting new and ongoing product sales.
Reinsurance ceded premiums decreased 1% in the third quarter but were essentially flat in the nine months of 2013 compared to one year earlier. The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. No significant changes have been made or are contemplated to the Company's plans or direction with regard to its ongoing use of ceded reinsurance.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $2.7 million or 6% in the third quarter and $4.9 million or 3% in the first nine months of 2013 compared with the same periods in 2012. While average invested assets increased, this was more than offset by lower overall yields earned and available on certain investments for both periods.
Fixed maturity securities provided a majority of the Company's investment income during the quarter and nine months ended September 30, 2013. Income on these investments declined $3.0 million or 9% in the third quarter and $7.6 million or 8% in the first nine months of 2013 compared to the same periods in 2012, reflecting declines in average invested assets and yields earned.
Investment income from commercial mortgage loans decreased $0.1 million or 1% in the third quarter and increased $1.4 million or 5% in the first nine months of 2013 compared to the prior year. The reduction in the third quarter was due to lower yields and prepayment fees compared to last year. Prepayment fees can result from favorable interest rates available to borrowers that allow them to pay off their obligations earlier than anticipated. The improvement in the nine months was largely the result of higher mortgage loan portfolio holdings during 2013 compared to the prior year, as the Company significantly increased its holdings in mortgage loans in recent periods.
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
The Company recorded a net realized investment gain of $1.9 million in the third quarter of 2013, compared with a net realized investment loss of less than $0.1 million in the third quarter of 2012. During the third quarter of 2013, the Company recorded $2.3 million in gains from investment securities called. Net realized investment gains for the first nine months totaled $3.7 million in 2013 compared to $16.9 million in 2012. Gains of $16.3 million in 2012 were due to sales of real estate as compared to virtually no realized gains on real estate in 2013. In addition, the Company recorded $4.8 million in gains from investment securities called in the first nine months of 2013.
The Company's analysis of securities for the third quarter ended September 30, 2013 resulted in the determination that eight fixed maturity securities had other-than-temporary impairments and were written down by a combined $0.1 million due to credit impairments. These eight securities accounted for all of the other-than-temporary impairments in the third quarter of 2013. These residential mortgage-backed securities had incremental losses, reflecting modest deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.1 million in the third quarter of 2013, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income (loss). The total fair value of the affected securities after the write-downs was $55.1 million.
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

The following table provides information regarding fixed maturity and equity securities by asset class at September 30, 2013.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$120,540	4%	$105,651	$7,835	$14,889	$791
Federal agencies [1]	22,866	1%	22,866	2,798	—	—
Federal agency issued residential mortgage-backed securities [1]	66,558	2%	66,138	5,601	420	4
Subtotal	209,964	7%	194,655	16,234	15,309	795
Corporate obligations:
Industrial	534,089	20%	391,906	29,778	142,183	6,154
Energy	219,045	8%	155,520	17,224	63,525	3,130
Communications and technology	232,871	9%	198,348	14,238	34,523	1,422
Financial	285,330	11%	252,478	20,182	32,852	1,931
Consumer	509,980	19%	399,224	29,865	110,756	4,259
Public utilities	265,034	10%	248,465	27,750	16,569	815
Subtotal	2,046,349	77%	1,645,941	139,037	400,408	17,711
Corporate private-labeled residential mortgage-backed securities	123,873	5%	89,255	3,244	34,618	1,053
Municipal securities	150,309	6%	147,256	12,132	3,053	5
Other	99,431	4%	40,663	4,729	58,768	5,183
Redeemable preferred stocks	11,000	—%	—	—	11,000	2,165
Fixed maturities	2,640,926	99%	2,117,770	175,376	523,156	26,912
Equity securities	34,086	1%	23,848	1,696	10,238	2,078
Total	$2,675,012	100%	$2,141,618	$177,072	$533,394	$28,990

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

The following table provides information regarding fixed maturity and equity securities by asset class at December 31, 2012.

	Total Fair Value	% of Total	Fair Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Fair Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$136,051	5%	$134,062	$14,302	$1,989	$25
Federal agencies [1]	26,069	1%	26,069	3,999	—	—
Federal agency issued residential mortgage-backed securities [1]	91,985	3%	91,569	8,381	416	4
Subtotal	254,105	9%	251,700	26,682	2,405	29
Corporate obligations:
Industrial	545,883	19%	517,017	51,645	28,866	377
Energy	211,249	8%	209,267	22,473	1,982	14
Communications and technology	221,600	8%	218,891	23,283	2,709	15
Financial	313,874	11%	305,633	27,487	8,241	1,467
Consumer	526,238	19%	509,095	49,395	17,143	70
Public utilities	286,127	10%	274,543	39,840	11,584	102
Subtotal	2,104,971	75%	2,034,446	214,123	70,525	2,045
Corporate private-labeled residential mortgage-backed securities	148,131	5%	134,081	4,033	14,050	754
Municipal securities	167,984	6%	167,984	27,141	—	—
Other	104,744	4%	62,849	6,494	41,895	8,192
Redeemable preferred stocks	8,206	—%	6,695	266	1,511	44
Fixed maturities	2,788,141	99%	2,657,755	278,739	130,386	11,064
Equity securities	20,061	1%	19,788	1,956	273	90
Total	$2,808,202	100%	$2,677,543	$280,695	$130,659	$11,154

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
At December 31, 2012, the Company had $11.2 million in gross unrealized losses on investment securities, which were offset by $280.7 million in gross unrealized gains.  At September 30, 2013, the Company's unrealized losses on investment securities had increased to $29.0 million and were offset by $177.1 million in gross unrealized gains. At September 30, 2013, 61% of the gross unrealized losses were in the category of corporate obligations.  The industrial sector was the single largest contributor to this category, reflecting the impact of rising interest rates during the year. In addition, the other category also contributed to total unrealized losses. This category contains asset-backed securities whose fair values have been impacted by reduced liquidity and the auction-rate structure of certain securitizations. For many of the securities in the other category, the fair value is not the primary determinant for impairment. The Company evaluates these investments for impairment based upon their expected cash flows. At September 30, 2013, 80% of the total fair value of the fixed maturities portfolio had unrealized gains, a decrease from 95% at December 31, 2012. This reduction in unrealized gains generally reflects the increase in interest rates that has occurred in the market during the year.

The following table identifies fixed maturity securities available for sale by actual or equivalent Standard & Poor's rating at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
AAA	$98,500	4%	$114,276	4%
AA	484,422	18%	576,113	21%
A	872,981	33%	857,265	31%
BBB	1,013,114	39%	1,067,373	38%
Total investment grade	2,469,017	94%	2,615,027	94%
BB	59,493	2%	39,084	1%
B and below	112,416	4%	134,030	5%
Total below investment grade	171,909	6%	173,114	6%
	$2,640,926	100%	$2,788,141	100%
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at September 30, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$13,125	$772	$1,764	$19	$14,889	$791
Federal agency issued residential mortgage-backed securities [1]	131	2	289	2	420	4
Subtotal	13,256	774	2,053	21	15,309	795
Corporate obligations:
Industrial	136,481	5,550	5,702	604	142,183	6,154
Energy	63,525	3,130	—	—	63,525	3,130
Communications and technology	34,523	1,422	—	—	34,523	1,422
Financial	28,095	834	4,757	1,097	32,852	1,931
Consumer	110,756	4,259	—	—	110,756	4,259
Public utilities	16,569	815	—	—	16,569	815
Subtotal	389,949	16,010	10,459	1,701	400,408	17,711
Corporate private-labeled residential mortgage-backed securities	34,618	1,053	—	—	34,618	1,053
Municipal securities	3,053	5	—	—	3,053	5
Other	17,072	507	41,696	4,676	58,768	5,183
Redeemable preferred stocks	11,000	2,165	—	—	11,000	2,165
Fixed maturity securities	468,948	20,514	54,208	6,398	523,156	26,912
Equity securities	10,092	2,051	146	27	10,238	2,078
Total	$479,040	$22,565	$54,354	$6,425	$533,394	$28,990

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
Total gross unrealized losses were $29.0 million at September 30, 2013, compared to $11.2 million at December 31, 2012. Gross unrealized losses of less than 12 months at September 30, 2013 were $22.6 million compared to $0.6 million at December 31, 2012. This increase reflects the general overall increase in market rates that has occurred during 2013.
Gross unrealized losses on fixed maturity and equity security investments attributable to securities having gross unrealized losses of 12 months or longer were $6.4 million at September 30, 2013, a decrease from $10.6 million at December 31, 2012. The largest component of this decrease was from the other category, which decreased $3.5 million.
The three classes of investments with the largest amount of unrealized losses at September 30, 2013 were from the industrial sector, the consumer sector, and the other category. The other category is largely composed of asset-backed securities whose fair values have been impacted by reduced liquidity and the auction-rate structure of certain securitizations. For many of the securities in the other category, the fair value is not the primary determinant for impairment. The Company evaluates these investments for impairment based upon their expected cash flows. The Company continues to monitor these investments as defined in Note 3 - Investments. Please refer to that note for further information.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at September 30, 2013 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$468,382	$449,242	$19,140
Unrealized losses of 20% or less and greater than 10%	40,377	34,774	5,603
Subtotal	508,759	484,016	24,743
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	7,049	5,438	1,611
Twelve months or greater	908	607	301
Total investment grade	7,957	6,045	1,912
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	7,957	6,045	1,912
Subtotal	516,716	490,061	26,655

Securities owned with realized impairment:
Unrealized losses of 10% or less	43,578	41,825	1,753
Unrealized losses of 20% or less and greater than 10%	42	35	7
Subtotal	43,620	41,860	1,760
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	2,048	1,473	575
Total below investment grade	2,048	1,473	575
Unrealized losses greater than 20%	2,048	1,473	575
Subtotal	45,668	43,333	2,335
Total	$562,384	$533,394	$28,990

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

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at September 30, 2013.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$18,174	3%	$825	3%
AA	82,828	16%	4,118	15%
A	161,495	31%	7,129	27%
BBB	196,442	38%	10,611	39%
Total investment grade	458,939	88%	22,683	84%
BB	17,727	3%	1,640	6%
B and below	46,490	9%	2,589	10%
Total below investment grade	64,217	12%	4,229	16%
	$523,156	100%	$26,912	100%
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
The following is a discussion of all non-asset backed securities whose fair value had been less than 80% of amortized cost for at least six consecutive months at September 30, 2013. The Company has considered a wide variety of factors to determine that these positions were not other-than-temporarily impaired.

Security	Description
Financial institution	Institution impacted by housing and mortgage crisis. The security continues to perform within contractual obligations.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 24 and 21 non-U.S. Agency mortgage-backed securities that were determined to have such indications at September 30, 2013 and December 31, 2012, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at September 30, 2013 and December 31, 2012. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	September 30, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.3%	35%	41%	16.0%	30.0%
2004	1.0%	6.8%	35%	48%	8.0%	20.0%
2005	4.7%	13.4%	40%	65%	6.0%	18.0%
2006	6.2%	8.0%	35%	90%	8.0%	16.0%
2007	11.4%	11.4%	49%	49%	8.0%	8.0%

	December 31, 2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	6.8%	35%	53%	8.0%	18.0%
2005	4.7%	15.1%	40%	74%	6.0%	15.0%
2006	5.9%	6.2%	49%	90%	8.0%	16.0%
2007	10.5%	10.5%	58%	58%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. At September 30, 2013, the fair value of investments with subprime residential mortgage exposure was $13.0 million with an unrealized gain of less than $0.1 million. At December 31, 2012, the fair value of investments with subprime residential mortgage exposure was $14.7 million with a related $2.2 million unrealized loss. This exposure amounted to less than 1% of the Company's invested assets at both September 30, 2013 and December 31, 2012. These investments are included in the Company's process for evaluation of other-than-temporarily impaired securities.
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

The following tables divide these investment types among vintage and credit ratings at September 30, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$13,639	$13,111	$528
2004	9,400	9,266	134
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	23,039	22,377	662
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	39,174	37,624	1,550
2005	65,969	67,094	(1,125)
2006	6,816	5,798	1,018
2007	3,836	3,754	82
Total below investment grade	115,795	114,270	1,525
Other Structured Securities:
Investment grade	53,121	53,809	(688)
Below investment grade	15,460	17,137	(1,677)
Total other	68,581	70,946	(2,365)
Total structured securities	$207,415	$207,593	$(178)

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$19,426	$18,667	$759
2004	26,163	25,186	977
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	45,589	43,853	1,736
Below Investment Grade:
Vintage 2003 and earlier	—	—	—
2004	31,415	30,760	655
2005	75,636	78,334	(2,698)
2006	7,369	6,536	833
2007	4,359	4,209	150
Total below investment grade	118,779	119,839	(1,060)
Other Structured Securities:
Investment grade	65,481	67,250	(1,769)
Below investment grade	2,559	2,378	181
Total other	68,040	69,628	(1,588)
Total structured securities	$232,408	$233,320	$(912)

[1]	This chart accounts for all vintages owned by the Company.
Total unrealized losses on non-U.S. Agency structured securities totaled $0.2 million at September 30, 2013, compared to an unrealized loss of $0.9 million at December 31, 2012. Total unrealized losses on these securities as a percent of total amortized cost totaled less than 1% at September 30, 2013.
The Company has written down certain investments in previous periods. Securities written down and continuing to be owned at September 30, 2013 had a fair value of $125.7 million with net unrealized gains of $2.7 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the third quarters of 2013 or 2012.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at September 30, 2013. Approximately 70% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at September 30, 2013. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at September 30, 2013 was $239.7 million with a net unrealized gain of $5.8 million. This compares to a fair value of $238.9 million with a net unrealized gain of $17.9 million at December 31, 2012.
The Company did not have any material direct exposure to financial guarantors at September 30, 2013. The Company's indirect exposure to financial guarantors totaled $28.6 million, which was 1% of the Company's investment assets at September 30, 2013. The unrealized gain on these investments totaled $2.6 million at September 30, 2013. The Company's indirect exposure to financial guarantors at December 31, 2012 totaled $34.7 million, which was 1% of the Company's investment assets. Total unrealized gains on these investments totaled $3.3 million at December 31, 2012.

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
Policyholder benefits increased $11.3 million in the third quarter of 2013 compared to the same period one year earlier. The largest factors in the increase were a $7.8 million increase in benefit and contract reserves and a $0.8 million decrease in traditional life surrenders. Several factors contributed to the change in reserves. As previously discussed, the Company corrected an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. This presentation included $8.9 million of conversions reported as policyholder benefits in the third quarter of 2013. Also, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $0.7 million in the third quarter of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, changes in the fair value of the GMWB rider resulted in a $0.3 million decrease in benefit and contract reserves. Also contributing to the change in benefits during 2013 was the recapture of a block of previously reinsured policies in the second quarter of 2012, which increased benefit and contract reserves in 2012. Partially offsetting these items was a $2.7 million or 11% increase in death benefits, net of reinsurance, reflecting less favorable mortality results. In addition, other policyholder benefits, net of reinsurance, increased $1.5 million or 10%. This change was largely due to higher supplementary contract and immediate annuity payments and increased dental benefits.
Policyholder benefits increased $40.3 million or 34% in the nine months compared to the same period one year ago. This increase resulted from a $27.7 million increase in reserves, a $10.7 million or 15% increase in death benefits, net of reinsurance, and a $2.1 million or 5% increase in other benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described, which increased policyholder benefits $33.0 million in the nine months. This included $24.1 million that originated from the first half of 2013. Also, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $3.7 million for the nine months of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.8 million decrease in benefit and contract reserves. Also contributing to the decrease was the recapture of a block of previously reinsured policies in the second quarter of 2012, which increased benefit and contract reserves in 2012. The increase in other benefits was primarily due to higher supplementary contract and immediate annuity payments and increased dental benefits.
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At September 30, 2013, the fair value of the liability decreased $3.1 million compared to the fair value at December 31, 2012. This fluctuation can be primarily attributed to favorable returns in the capital markets and increases in risk-free swap rates.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting assumed in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.5 million or 3% in the third quarter and $1.9 million or 3% in the first nine months of 2013 compared with the same periods one year earlier. These declines were due to lower average crediting rates as well as a decrease in policyholder account balances compared with the same periods one year earlier. Partially offsetting these, the reinsurance transaction added $0.3 million and $0.5 million to contract charges in the third quarter and nine months of 2013, respectively.
Amortization of DAC
Total amortization of deferred acquisition costs increased $2.1 million or 29% in the third quarter and $8.8 million or 44% in the first nine months of 2013 compared to the prior year. These increases were due, in part, to the reinsurance transaction on variable products. This transaction contributed $1.3 million to DAC amortization in the third quarter of 2013 and $2.7 million in the first nine months of 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $0.8 million or 11% in the third quarter and $6.1 million or 30% in the nine months of 2013 compared with the prior year. The increases in the third quarter and nine months reflected modal refinements, as described above, totaling $0.6 million in the third quarter and $3.7 million through the nine months, which reduced the DAC asset and increased DAC amortization. However, this change in reserve method has virtually no impact to the net income. Also contributing to the increase in the nine months was an unlocking adjustment that increased DAC amortization $0.2 million in 2013 compared to an unlocking adjustment that decreased DAC amortization $1.3 million in 2012.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $2.3 million or 7% in the third quarter and $0.3 million or less than 1% in the nine months of 2013 compared to one year earlier. The decrease in the third quarter was largely due to lower depreciation in comparison to last year's third quarter. Partially offsetting this were increases in salaries and employee benefit costs and outside services. Included in the outside service costs were fees related to the short-term arrangement for the servicing of the American Family business. The results for the nine months reflected declines in depreciation expense, legal fees, and amortization of VOBA, as discussed below. Partially offsetting these was an increase in employee salaries and benefit costs, as well as fees related to the American Family servicing arrangement.

The amortization of VOBA is included in operating expenses. Generally, as policies run off, the amortization will decline over time. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $0.3 million or 26% in the third quarter and $1.2 million or 21% in the nine months of 2013 compared to the same periods one year earlier. The decrease in VOBA amortization during the nine months was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.9 million in the second quarter of 2013. This compares to an unlocking adjustment that increased DAC amortization $2.4 million in the second quarter of 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million.
Income Taxes
The third quarter income tax expense was $3.7 million or 34% of income before tax for 2013, versus $2.1 million or 34% of income before tax for the prior year period. The increase in income tax expense in the third quarter of 2013 versus 2012 reflected increased income. The income tax expense for the nine months ended September 30, 2013 was $11.2 million or 33% of income before tax, versus $16.2 million or 34% of income before tax for the prior year period. The increase in income tax expense in 2013 versus 2012 largely reflected reduced realized gains in 2013.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the third quarter of 2013 primarily due to permanent differences. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax.
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
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the nine months ended September 30, 2013 and 2012. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax for the nine months ended September 30, 2013 and 2012. Investments in affordable housing resulted in a benefit of approximately 1% of income before tax for the nine months ended September 30, 2013.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the reinsurance transaction with American Family, as previously discussed, is included with the Individual Insurance segment. Specific significant impacts by financial statement line are highlighted for comparison purposes. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 14 - Segment Information in the Notes to Consolidated Financial Statements.

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$12,506	$3,151	$48,599	$11,029
Contract charges	29,319	24,464	84,278	75,187
Total insurance revenues	41,825	27,615	132,877	86,216
Investment revenues:
Net investment income	38,831	41,444	118,001	122,899
Net realized investment gains, excluding other-than-temporary impairment losses	1,729	665	3,891	17,890
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(116)	(691)	(574)	(1,118)
Portion of impairment losses recognized in other comprehensive income (loss)	25	47	145	197
Net other-than-temporary impairment losses recognized in earnings	(91)	(644)	(429)	(921)
Total investment revenues	40,469	41,465	121,463	139,868
Other revenues	2,570	2,110	7,289	6,523
Total revenues	84,864	71,190	261,629	232,607

Policyholder benefits	31,934	21,730	104,081	64,096
Interest credited to policyholder account balances	19,922	20,436	59,450	61,371
Amortization of deferred acquisition costs	5,331	3,701	15,902	10,438
Operating expenses	18,587	20,960	52,099	53,094
Total benefits and expenses	75,774	66,827	231,532	188,999

Income before income tax expense	9,090	4,363	30,097	43,608

Income tax expense	3,060	1,365	9,673	14,419

Net income	$6,030	$2,998	$20,424	$29,189
The net income for this segment in the third quarter of 2013 was $6.0 million compared to $3.0 million in the third quarter of 2012. Factors contributing to the increase were higher insurance revenues, greater net realized investment gains, along with lower interest credited to policyholder account balances and operating expenses. Partially offsetting these favorable factors was a decrease in net investment income and increases in policyholder benefits and amortization of deferred acquisition costs.
Net income for this segment was $20.4 million for the first nine months of 2013 compared to $29.2 million in the same period in 2012. The largest factor in the decline was $13.5 million of lower net realized investment gains in 2013. Other factors contributing to the decline were an increase in amortization of deferred acquisition costs and lower net investment income. Partially offsetting these changes were decreased interest credited to policyholder account balances and operating expenses. In addition, a $37.6 million increase in insurance revenues was offset by a $40.0 million increase in policyholder benefits. These fluctuations were largely the result of the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described.
Total insurance revenues increased $14.2 million in the third quarter of 2013, reflecting a $9.4 million increase in net premiums and a $4.9 million or 20% increase in contract charges. The increase in net premiums reflected higher direct individual life premiums, as well as the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. Excluding the correction of the error, net premiums increased $0.4 million or 14% in the third quarter of 2013. The increase in contract charges was due in part to the reinsurance transaction on variable products. This transaction contributed $4.3 million to contract charges in the third quarter of 2013. Excluding this transaction, contract charges increased $0.6 million or 2%.

Total insurance revenues increased $46.7 million for this segment in the nine months of 2013 compared with the prior year, reflecting a $37.6 million increase in net premiums and a $9.1 million or 12% increase in contract charges. The increase in new premiums reflected higher immediate annuity premiums, which was primarily due to the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. Excluding the correction of the error, net premiums increased $4.6 million or 42% in the nine months. The increase in contract charges was largely attributable to the reinsurance transaction, which contributed $8.7 million in the nine months. Excluding this transaction, contract charges increased $0.4 million or 1%.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$1,261	13%	$1,119	(6)%
Immediate annuities	11,200	412%	2,187	15%
Total new premiums	12,461	277%	3,306	7%
Renewal premiums	10,611	2%	10,393	(5)%
Total premiums	23,072	68%	13,699	(3)%
Reinsurance ceded	(10,566)	—%	(10,548)	(5)%
Net premiums	$12,506	297%	$3,151	7%

	Nine Months Ended September 30
	2013	% Change	2012	% Change
New premiums:
Individual life insurance	$3,616	5%	$3,445	(9)%
Immediate annuities	44,609	507%	7,355	30%
Total new premiums	48,225	347%	10,800	15%
Renewal premiums	31,524	—%	31,527	(1)%
Total premiums	79,749	88%	42,327	2%
Reinsurance ceded	(31,150)	—%	(31,298)	(3)%
Net premiums	$48,599	341%	$11,029	19%

Total new premiums for this segment increased $9.2 million and total renewal premiums increased $0.2 million or 2% in the third quarter of 2013 compared to the same period one year earlier. As previously discussed, the Company corrected an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. This change resulted in an increase of $8.9 million to new immediate annuity premiums in the third quarter of 2013. Excluding the correction of the error, total premiums increased $0.5 million or 3% in the third quarter and total new premiums increased $0.2 million or 7%.
Total new premiums for this segment increased $37.4 million and renewal premiums were essentially flat in the nine months of 2013 compared to one year earlier. Excluding the correction of the error described above, total premiums increased $4.4 million or 10% and total new premiums increased $4.4 million or 41%. The increase in new premiums was largely the result of an increase in new immediate annuity premiums, which can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences. Policyholder reserves for immediate annuity premiums are established on a nearly one-for-one basis, and an increase in sales results in an increase to reserves on a comparative basis. In addition, new individual life premiums increased $0.2 million or 5%.
The following table provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2013 and 2012. New deposits are also detailed by product.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$4,086	37%	$2,980	25%
Variable universal life insurance	135	(6)%	144	(21)%
Fixed annuities	10,849	(9)%	11,982	(22)%
Variable annuities	6,025	24%	4,863	18%
Total new deposits	21,095	6%	19,969	(9)%
Renewal deposits	39,623	14%	34,903	(7)%
Total deposits	$60,718	11%	$54,872	(8)%

	Nine Months Ended September 30
	2013	% Change	2012	% Change
New deposits:
Universal life insurance	$14,113	54%	$9,140	2%
Variable universal life insurance	1,261	212%	404	(40)%
Fixed annuities	32,482	(26)%	43,601	(10)%
Variable annuities	15,639	16%	13,466	(4)%
Total new deposits	63,495	(5)%	66,611	(8)%
Renewal deposits	113,708	8%	105,120	(4)%
Total deposits	$177,203	3%	$171,731	(5)%

Total new deposits increased $1.1 million or 6% in the third quarter of 2013 compared to last year, reflecting a $1.2 million or 24% increase in new variable annuity deposits and a $1.1 million or 37% increase in new universal life deposits. Partially offsetting these, new fixed annuity deposits declined $1.1 million or 9%. Total renewal deposits increased $4.7 million or 14% in the third quarter of 2013. The reinsurance transaction on variable products increased renewal deposits $6.4 million in the third quarter. Excluding this transaction, renewal deposits decreased $1.7 million or 5%. This decline was largely due to a $1.3 million or 47% decrease in variable annuity renewal deposits, as variable annuity deposits are impacted by fluctuations in the market environment, alternative and competitive products, and changes in consumer preferences. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits decreased $3.1 million or 5% in the nine months of 2013 compared with the prior year. This decrease reflected an $11.1 million or 26% decline in new fixed annuity deposits. Partially offsetting this, new universal life deposits increased $5.0 million or 54%, new variable annuity deposits increased $2.2 million or 16%, and new variable universal life deposits increased $0.9 million or 212%. Total renewal deposits increased $8.6 million or 8% in the nine months of 2013. The reinsurance transaction on variable products increased renewal deposits $13.7 million in the nine months. Excluding this transaction, renewal deposits decreased $5.1 million or 5%, reflecting the following decreases: $3.1 million or 11% in fixed annuity renewal deposits; $0.8 million or 10% in variable universal life renewal deposits; $0.7 million or 1% in universal life renewal deposits; and $0.6 million or 9% in variable annuity renewal deposits.
Total contract charges on all blocks of business increased $4.9 million or 20% in the third quarter of 2013 compared to the third quarter of 2012. The increase in contract charges was due in part to the reinsurance transaction on variable products.  This transaction contributed $4.3 million to contract charges in the third quarter of 2013.  Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 2% in the third quarter of 2013 compared to the third quarter of 2012. Amortization of deferred revenue increased $0.4 million or 92%, reflecting improved profitability. Reserve loads increased $0.3 million or 9%, and cost of insurance charges decreased $0.1 million.
Total contract charges on all blocks of business increased $9.1 million or 12% in the first nine months of 2013 compared to one year earlier. The reinsurance transaction contributed $8.7 million to contract charges in the first nine months of 2013. Excluding this transaction, total contract charges on all blocks of business increased $0.4 million in the first nine months of 2013 compared to one year earlier, including increased reserve loads of $1.0 million or 10%. Partially offsetting these, cost of insurance charges decreased $0.6 million, due to the runoff of closed blocks.
Total contract charges on closed blocks increased 47% in the third quarter and 30% in the first nine months of 2013, due to the reinsurance transaction with American Family that is considered a closed block. Excluding this transaction, total contract charges on closed blocks declined 3% in the third quarter and the nine months of 2013 compared to the prior year, reflecting the runoff of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 5% in the third quarter and 3% in the first nine months of 2013.
Net investment income decreased $2.6 million or 6% in the third quarter of 2013 compared to the third quarter of 2012, as an increase in average invested assets was offset by a decline in yields earned. This segment experienced a net realized investment gain of $1.6 million in the third quarter of 2013 compared to a net gain of less than $0.1 million in the third quarter of 2012, largely from investment securities called in the third quarter of 2013.
Net investment income decreased $4.9 million or 4% in the first nine months of 2013 compared to one year earlier, as an increase in average invested assets was more than offset by lower yields earned. This segment experienced a net realized investment gain of $3.5 million in the first nine months of 2013 compared to $17.0 million in the first nine months of 2012. As identified earlier, the Company had realized gains from the sale of certain real estate investments in the first quarter of 2012 that generated $15.2 million in gains with no comparable sales in 2013.
Policyholder benefits increased $10.2 million in the third quarter of 2013 compared to the prior year. The largest factors in this increase were an $8.5 million increase in benefit and contract reserves and a $0.9 million decrease in traditional life surrenders. Several factors contributed to the change in reserves. As previously discussed, the Company corrected an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies. The correction of the error resulted in an increase of $8.9 million to policyholder reserves in the third quarter of 2013. In addition, changes in the fair value of the GMWB rider resulted in a $0.3 million decrease in benefit and contract reserves. Partially offsetting these changes was a $1.7 million or 12% increase in death benefits, net of reinsurance, reflecting less favorable mortality results. In addition, other policyholder benefits, net of reinsurance, increased $0.9 million or 10% due in part to higher supplementary contract and annuity payments.
Policyholder benefits increased $40.0 million in the nine months of 2013 compared to the prior year. This increase largely resulted from a $30.7 million increase in reserves. Several factors contributed to the change in reserves. The largest factor was the correction of an error in the presentation of fixed deferred annuity contracts converted to immediate annuities with life contingencies, as previously described, which increased policyholder benefits $33.0 million in the nine months. This included $24.1 million that originated from the first half of 2013. The Company also refined its reserve calculation estimate for new traditional life insurance issues in the first quarter of 2013 related to adjustments used for modal premiums. The refinements allow for improved calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.2 million for the nine months of 2013. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.8 million decrease in benefit and contract reserves. Death benefits, net of reinsurance ceded, increased $8.5 million or 21%, as mortality experience was less favorable. In addition, other benefits, net of reinsurance, increased $1.3 million or 5%. This change was primarily due to higher supplementary contract and annuity payments. Partially offsetting these items was a $0.6 million or 12% decrease in traditional life surrenders.
Interest credited to policyholder account balances decreased $0.5 million or 3% in the third quarter and $1.9 million or 3% in the first nine months of 2013 compared to one year earlier. These declines were due to lower average crediting rates, as well as a decrease in total policyholder account balances. Partially offsetting these, the reinsurance transaction added $0.3 million and $0.5 million to contract charges in the third quarter and nine months of 2013, respectively.

The amortization of deferred acquisition costs increased $1.6 million or 44% in the third quarter and $5.5 million or 52% in the nine months of 2013 compared with the prior year. These increases were due in part to the amortization of the DAC asset that was established from the reinsurance transaction. This transaction contributed $1.3 million to DAC amortization in the third quarter and $2.7 million in the nine months of 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $0.3 million or 9% in the third quarter and $2.7 million or 26% in the nine months of 2013 compared with the prior year. The increase in the nine months was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.2 million in the second quarter of 2013. This compares to an unlocking adjustment that decreased DAC amortization $1.3 million in the second quarter of 2012. As indicated above, the Company also had a refinement in its reserve method for new traditional life insurance issues in 2013 that impacts the amortization for each quarter. This change increased DAC amortization approximately $0.1 million for the third quarter and $0.9 million for the nine months of 2013. However, as indicated above, this change in reserve method has virtually no impact to the net income.
Operating expenses decreased $2.4 million or 11% in the third quarter and $1.0 million or 2% in the nine months of 2013 compared with one year earlier. The decrease in the third quarter was largely due to lower depreciation. Partially offsetting this were increases in salaries and employee benefit costs and outside services. Included in the outside service costs were fees related to the short-term arrangement for the servicing of the American Family reinsurance business. The decrease in the nine months reflected declines in depreciation expense, legal fees, and amortization of VOBA. Partially offsetting these was an increase in employee salaries and benefit costs, as well as fees related to the American Family reinsurance servicing arrangement. The decrease in VOBA amortization was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased the amortization of VOBA $0.9 million in the second quarter 2013. In comparison, unlocking increased the amortization of VOBA $2.4 million in the second quarter of 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million.
Group Insurance
The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$13,231	$12,316	$38,782	$36,580
Total insurance revenues	13,231	12,316	38,782	36,580
Investment revenues:
Net investment income	301	132	550	392
Other revenues	34	35	104	108
Total revenues	13,566	12,483	39,436	37,080

Policyholder benefits	7,343	6,590	20,909	20,203
Operating expenses	5,890	6,058	17,348	17,372
Total benefits and expenses	13,233	12,648	38,257	37,575

Income (loss) before income tax expense (benefit)	333	(165)	1,179	(495)

Income tax expense (benefit)	117	(57)	413	(173)

Net income (loss)	$216	$(108)	$766	$(322)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the third quarters and nine months ended September 30, 2013 and 2012. New premiums are also detailed by product.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New premiums:
Group life insurance	$742	19%	$624	21%
Group dental insurance	2,108	67%	1,261	51%
Group disability insurance	1,461	(9)%	1,605	(34)%
Other group insurance	27	(4)%	28	(33)%
Total new premiums	4,338	23%	3,518	(8)%
Renewal premiums	12,134	—%	12,156	4%
Total premiums	16,472	5%	15,674	1%
Reinsurance ceded	(3,241)	(3)%	(3,358)	17%
Net premiums	$13,231	7%	$12,316	(2)%

	Nine Months Ended September 30
	2013	% Change	2012	% Change
New premiums:
Group life insurance	$2,227	20%	$1,849	26%
Group dental insurance	5,649	75%	3,226	—%
Group disability insurance	4,639	(12)%	5,293	(24)%
Other group insurance	72	(39)%	118	5%
Total new premiums	12,587	20%	10,486	(11)%
Renewal premiums	36,229	1%	35,939	5%
Total premiums	48,816	5%	46,425	1%
Reinsurance ceded	(10,034)	2%	(9,845)	16%
Net premiums	$38,782	6%	$36,580	(2)%

This segment uses direct sales representatives managed by the home office group marketing division, independent third-party distributors, and the Company's agent and general agent field force. Sales from internal producers accounted for approximately 75% of this segment's total premiums during the third quarter and nine months of 2013, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group premiums increased $0.8 million or 23% in the third quarter of 2013 compared with the same period in 2012. The increase in the third quarter of 2013 was primarily due to a $0.8 million or 67% increase in new dental premiums. The increase in the dental product line continues to reflect improved competitive pricing and expanded marketing activity.
New group premiums increased $2.1 million or 20% for the first nine months of 2013 versus the prior year. This increase primarily resulted from a $2.4 million or 75% increase in new dental premiums and a $0.4 million or 20% increase in group life premiums. New dental premiums have benefited from the expanded marketing and improved competitive pricing of the dental product during 2013. Partially offsetting these increases was a $0.8 million or 19% decrease in new short-term disability sales.
Renewal premiums totaled $12.1 million in the third quarter of 2013, virtually flat compared to the same period one year earlier. Renewal premiums for the nine months increased $0.3 million or 1%, largely from a $0.3 million or 5% increase in group life premiums. Group accident and health renewal premiums were unchanged for the nine months compared with the prior year. However, short-term disability renewal premiums increased $1.0 million or 16%, but this change was offset by decreases of $0.4 million or 8% in long-term disability renewal premiums and $0.6 million or 3% in dental renewal premiums. This segment monitors product pricing and profitability on its insured groups. Depending upon the resulting profitability, especially on groups just completing their first year, premiums may be adjusted on underperforming groups to achieve expected returns for specific cases in targeted product lines. These adjustments can impact both premiums and benefits.
This segment uses reinsurance in several of its product lines to help mitigate risk and to allow for a higher level and volume of sales and profitability. Reinsurance ceded premiums totaled $10.0 million for the nine months of 2013 compared with $9.8 million for the same period in 2012.
Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Claim payments increased $1.1 million or 18% in the third quarter but were partially offset by $0.4 million in decreased reserves compared with the prior year. Total benefits for the group life product line increased $0.3 million or 24% in the third quarter of 2013 compared to the third quarter of 2012. In addition, total benefits for the group dental line increased $0.5 million or 10% in the third quarter of 2013 versus one year earlier. Claim payments increased $1.4 million or 7% for the nine months. This increase was largely the result of increases in the group life and dental product lines which increased $0.4 million or 10% and $0.7 million or 5%, respectively. These lines were partially offset by a decrease in policyholder benefits in the long-term disability line of $0.5 million or 61%.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. The ratio for the Group Insurance segment was 56% for the third quarter of 2013, compared to 54% for the same period in 2012. However, the claims ratio improved in the nine months, declining to 54% compared to 55% in the prior year. The increase in this ratio in the third quarter was most notable in the group life and short-term disability lines. For the nine months, increases in the group life and short-term disability lines were offset by decreases in the group dental and long-term disability lines. For the third quarter and the nine months, the group dental line continued to reflect improvements, resulting from improved underwriting results and expansion of the preferred provider network.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's operations. Operating expenses for this segment decreased $0.2 million or 3% for the third quarter and were essentially flat for the nine months compared to the same periods one year earlier. This segment has pursued expense containment and improvements in processing to improve profitability.

Old American
The following table presents financial data of the Old American business segment for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Insurance revenues:
Net premiums	$18,067	$17,680	$54,386	$52,644
Total insurance revenues	18,067	17,680	54,386	52,644
Investment revenues:
Net investment income	2,829	3,069	8,698	8,998
Net realized investment gains (losses), excluding other-than-temporary impairment losses	227	(59)	243	(86)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(6)	(1)	(35)
Portion of impairment losses recognized in other comprehensive income (loss)	(4)	—	(25)	—
Net other-than-temporary impairment losses recognized in earnings	(4)	(6)	(26)	(35)
Total investment revenues	3,052	3,004	8,915	8,877
Other revenues	—	1	2	12
Total revenues	21,119	20,685	63,303	61,533

Policyholder benefits	11,537	11,180	34,557	34,947
Amortization of deferred acquisition costs	3,916	3,450	13,114	9,735
Operating expenses	4,283	4,023	12,518	11,812
Total benefits and expenses	19,736	18,653	60,189	56,494

Income before income tax expense	1,383	2,032	3,114	5,039

Income tax expense	519	790	1,155	1,936

Net income	$864	$1,242	$1,959	$3,103
Net income for this segment totaled $0.9 million for the third quarter of 2013 compared to $1.2 million in the third quarter of 2012. Net income for this segment totaled $2.0 million for the first nine months compared to $3.1 million in the first nine months of 2012. The decrease in the third quarter was largely due to a $0.5 million increase in death benefits, net of reinsurance, and an increase in operating expenses of $0.3 million. The decrease in the nine months was largely due to a $1.5 million increase in death benefits, net of reinsurance, and an increase in operating expenses of $0.7 million. Partially offsetting these was an increase in insurance revenues in both periods, largely reflecting increased renewal premiums.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the third quarters and nine months ended September 30, 2013 and 2012.

	Quarter Ended September 30
	2013	% Change	2012	% Change
New individual life premiums	$2,844	(10)%	$3,165	4%
Renewal premiums	15,649	4%	15,002	3%
Total premiums	18,493	2%	18,167	3%
Reinsurance ceded	(426)	(13)%	(487)	(16)%
Net premiums	$18,067	2%	$17,680	4%

	Nine Months Ended September 30
	2013	% Change	2012	% Change
New individual life premiums	$9,282	(3)%	$9,609	5%
Renewal premiums	46,466	4%	44,565	3%
Total premiums	55,748	3%	54,174	3%
Reinsurance ceded	(1,362)	(11)%	(1,530)	(15)%
Net premiums	$54,386	3%	$52,644	4%
Total new premiums decreased $0.3 million or 10% in the third quarter and $0.3 million or 3% in the nine months of 2013 compared to the prior year. Total renewal premiums increased $0.6 million or 4% in the third quarter and $1.9 million or 4% for the nine months compared to the prior year. The Company has experienced an increase in renewal premiums, which is the result of growth in new sales in prior periods. In addition, the Company has experienced good retention in its individual life insurance business, which also supports ongoing renewal premiums. However, new sales growth has slowed in 2013, due to lower agent productivity and periodic agent turnover. The Company continues to focus on recruitment and development of new agencies and agents, which includes generating improved production from existing agencies and agents. In addition, the Company is also focused on maintaining and enhancing its products with the intent of keeping affordable, relevant, and applicable products available to its customers.

Net investment income declined $0.2 million or 8% in the third quarter of 2013 and $0.3 million or 3% for the nine months of 2013 versus the same periods in the prior year. While the Company's average invested assets increased versus the prior year, the overall portfolio yield declined. The decline in yield was primarily due to lower rates earned on fixed-income securities.
Policyholder benefits increased $0.4 million or 3% in the third quarter of 2013 compared with one year earlier. However, policyholder benefits decreased $0.4 million or 1% for the nine months of 2013 versus the prior year's same period. The increase in the third quarter largely reflects increased death benefits, net of reinsurance. The decrease in the nine months was largely due to a decrease in benefit and contract reserves that was partially offset by an increase in death benefits, net of reinsurance. While mortality remains within pricing assumptions, the increase in death benefits reflects, in part, the growth of sales in recent years. In addition, primarily impacting the nine months, the Company changed its reserving methodology for new issues at the start of 2013. The refinements allow for improved calculations of the reserve liability. This change reduced benefit and contract reserves $0.5 million in the third quarter and $2.5 million in the nine months of 2013. However, this item was virtually offset by a corresponding increase in the amortization of deferred acquisition costs for both the third quarter and nine months.

The amortization of DAC increased $0.5 million or 14% in the third quarter and $3.4 million or 35% for the first nine months of 2013 compared to the same period in the prior year. These increases were largely due to the change in reserving methodology, as described above.

Operating expenses increased $0.3 million or 6% in the third quarter of 2013 and increased $0.7 million or 6% for the nine months of 2013 versus the same periods last year. The increases in both the third quarter and nine months of 2013 reflected higher agent costs and reimbursements for management fees from the parent company.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2012 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2012.
Net cash provided by operating activities was $37.5 million in the nine months ended September 30, 2013. The primary sources of cash from operating activities in the first nine months of 2013 were premium receipts and net investment income. The primary uses of cash from operating activities in the first nine months of 2013 were for the payment of policyholder benefits and operating expenses. Net cash used by investing activities was $8.2 million, driven largely by net cash collections of $20.0 million on investments offset by the use of $34.3 million in the reinsurance transaction. Net cash used for financing activities was $28.0 million, primarily including $21.0 million of withdrawals, net of deposits, from policyholder account balances and the payment of stockholder dividends.

Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At September 30, 2013 and December 31, 2012, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2014. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	September 30	December 31
	2013	2012
Total assets, excluding separate accounts	$4,142,905	$4,185,652
Total stockholders' equity	724,083	750,401
Ratio of stockholders' equity to assets, excluding separate accounts	17%	18%
The ratio of equity to assets less separate accounts was 17% at September 30, 2013 and 18% at December 31, 2012. Stockholders' equity decreased $26.3 million from year-end 2012. Unrealized investment gains on available for sale securities, which are included as a part of accumulated comprehensive income and stockholders' equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $60.2 million at September 30, 2013. This represents a decrease of $47.0 million in net unrealized gains from the $107.2 million in net unrealized investment gains at year-end 2012. The decrease in net unrealized gains reflects a decrease in fair value on fixed maturity securities available for sale, which was partially offset by a decrease in the DAC and deferred revenue liability related to these unrealized investment gains.
The stock repurchase program was extended by the Board of Directors through January 2014 to permit the purchase of up to one million of the Company's shares on the open market. During the first nine months of 2013, the Company purchased 47,848 shares under the stock repurchase program for $2.0 million. Through the nine months ended September 30, 2012, the Company purchased 72,126 shares under this program for $2.3 million.
During the nine months ended September 30, 2013, the employee stock ownership plan purchased 625 shares of treasury stock for less than $0.1 million. The employee stock ownership plan held 24,727 shares of the Company's stock at September 30, 2013.
On October 28, 2013, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid November 13, 2013 to stockholders of record as of November 7, 2013. Total stockholder dividends paid were $8.9 million and $9.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Period	Total Number of Shares Purchased Open Market/ Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/13 - 1/31/13	9,924	[1]	$37.50	9,924	990,076
	—	[2]	—

2/1/13 - 2/28/13	—	[1]	—	—	990,076
	—	[2]	—

3/1/13 - 3/31/13	—	[1]	—	—	990,076
	—	[2]	—

4/1/13 - 4/30/13	—	[1]	—	—	990,076
	530	[2]	39.13

5/1/13 - 5/31/13	—	[1]	—	—	990,076
	—	[2]	—

6/1/13 - 6/30/13	—	[1]	—	—	990,076
	—	[2]	—

7/1/13 - 7/31/13	—	[1]	—	—	990,076
	693	[2]	41.94

8/1/13 - 8/31/13	29,833	[1]	43.74	29,833	960,243
	51	[2]	42.43

9/1/13 - 9/30/13	8,091	[1]	44.02	8,091	952,152
	—	[2]	—
Total	49,122			47,848

[1]	On January 28, 2013, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2014.

[2]	Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through September 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: November 7, 2013, press release reporting financial results for the third quarter of 2013.

Kansas City Life Announces Third Quarter 2013 Results

Kansas City Life Insurance Company recorded net income of $7.1 million or $0.65 per share in the third quarter of 2013, an increase of $3.0 million or $0.27 per share relative to the same quarter in the prior year. This increase was primarily due to increased contract charges and realized investment gains, as well as decreased operating expenses. These improvements were partially offset by a decrease in net investment income compared with the same period one year earlier. The third quarter and nine month results reflect the favorable impact of the reinsurance transaction that occurred earlier in 2013 for a closed block of variable universal life policies and variable annuity contracts.

Net income for the nine months was $23.1 million or $2.10 per share, compared to $32.0 million or $2.88 per share in the same period of 2012. The decrease was primarily the result of the elevated realized investment gains in the first quarter of 2012, resulting from the sale of real estate investment properties. Other significant changes included an increase in contract charges and lower net investment income.

On October 28, 2013, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 13, 2013 to stockholders of record on November 7, 2013.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $439.9 million in 2012, and assets and life insurance in force were $4.5 billion and $28.7 billion, respectively, as of December 31, 2012. The Company operates in 49 states and the District of Columbia. For more information, please see the Company’s Form 10-Q as filed with the Securities and Exchange Commission or please visit www.kclife.com.

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues	$119,449	$104,260	$364,071	$330,925

Net income	$7,110	$4,132	$23,149	$31,970

Net income per share, basic and diluted	$0.65	$0.38	$2.10	$2.88

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	11,005,413	11,056,999	11,016,902	11,111,490

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 7, 2013