Form 10-K
period 2013-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2014-02-26
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
At December 31, 2013, 10,968,839 shares of Kansas City Life Insurance Company's common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2013 of Kansas City Life Insurance Company held by non-affiliates was approximately $128,054,443.
Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to its 2014 annual meeting of shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2014 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
In 1997, the Company entered into a coinsurance assumption and servicing agreement with another insurer to acquire a block of traditional life and universal life products. Under this agreement, the Company assumed the policy liabilities as defined in the contract. Investments equal to the policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. This closed block of policies is included in the Individual Insurance segment.
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

In 2013, the Company completed a reinsurance and servicing agreement for a closed block of variable universal life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. This transaction includes ongoing servicing arrangements with American Family until the policies and contracts are transitioned to administration by the Company in 2014. This block is included as a component of the Individual Insurance segment. The purchase price of the transaction was $34.3 million and added $58.5 million in assets on the acquisition date, including deferred acquisition costs of $49.2 million and $9.3 million of policy loans and related accrued interest. Liabilities included in the purchase totaled $24.2 million. In addition, this transaction added $3.4 billion of life insurance in force. The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances were not recorded as separate accounts on the Company's financial statements. Rather, they are required to be included in American Family's separate account balances. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions. For additional information, please refer to the Company's 8-K filed with the SEC on April 2, 2013.
Business Segments
The Company has three reportable business segments, which are generally defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American.
The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life, as well as the coinsurance and reinsurance transactions. The Individual Insurance segment generated approximately 58% of consolidated insurance revenues for the year ended December 31, 2013, compared to 49% and 48% for the years ended December 31, 2012 and 2011, respectively.
The Group Insurance segment is operated as part of Kansas City Life and its administrative and accounting operations are part of the Company’s home office. This segment generated 18% of consolidated insurance revenues for the year ended December 31, 2013, compared to 21% and 22% for the years ended December 31, 2012 and 2011, respectively.
The Old American segment accounted for 24% of consolidated insurance revenues for the year ended December 31, 2013, compared to 30% for the years ended December 31, 2012 and 2011.
For more information concerning the Company’s business segments, please see Note 18 - Segment Information in the Notes to Consolidated Financial Statements and the Operating Results by Segment Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products, Marketing, and Distribution
The Company markets individual life insurance and annuity products, including traditional, interest sensitive, and variable products through its sales force and third-party marketing arrangements, as identified below. The interest sensitive products are universal life, variable universal life, fixed deferred annuities, and variable annuities. The group products marketed by the Company include life, dental, vision, and long-term and short-term disability. The Company offers investment products and broker-dealer services through SFS for both proprietary and non-proprietary variable universal life insurance and annuity products, mutual funds, and other securities.
The following table details the Company’s consolidated direct and assumed premiums and deposits by product for the years ended December 31.

	2013	% of Total	2012	% of Total	2011	% of Total
Individual life insurance	$120,891	25%	$117,834	28%	$115,316	27%
Immediate annuities	55,915	12%	12,497	3%	7,151	2%
Group life insurance	12,114	2%	10,971	3%	10,701	3%
Group accident & health insurance	54,264	11%	51,030	12%	50,507	12%
Other	804	—%	1,060	—%	1,335	—%
Total premiums	243,988	50%	193,392	46%	185,010	44%
Universal life insurance	101,117	21%	96,776	23%	95,946	23%
Variable universal life insurance	27,513	6%	10,984	3%	11,682	3%
Fixed annuities	80,040	17%	93,432	22%	100,646	24%
Variable annuities	30,831	6%	26,640	6%	25,681	6%
Total deposits	239,501	50%	227,832	54%	233,955	56%
Total	$483,489	100%	$421,224	100%	$418,965	100%

The following table provides the geographic distribution of direct and assumed premiums and deposits by state greater than 5% of the total for the years ended December 31.

	2013		2012		2011
Missouri	9%	Missouri	8%	Missouri	9%
Texas	7%	Texas	7%	Texas	7%
California	6%	California	6%	California	6%
Colorado	6%	Kansas	6%	Kansas	6%
All others	72%	Colorado	6%	Colorado	5%
Total	100%	Florida	5%	All others	67%
		All others	62%	Total	100%
		Total	100%
Individual Insurance
The Individual Insurance segment is comprised of sales of non-group products from Kansas City Life and the closed blocks of Sunset Life, GuideOne Life, and the reinsurance transactions originated in both 1997 and 2013. This segment also includes sales from third-party marketing arrangements, including American Republic and GuideOne Mutual. This segment offers an array of traditional whole life, term life, and universal life products, along with fixed deferred and immediate annuity products, and variable universal life and annuity products.
Products are marketed through a nationwide sales force of independent general agents, agents, and third-party marketing arrangements. These general agents and agents are contracted individually and are not exclusive with Kansas City Life. The Company does not restrict general agents or agents to designated sales territories. Kansas City Life provides commissions and allowances based on sales results. In addition, the Company has identified selected occasions to use additional third-party arrangements for product specific or market niche sales opportunities.
Kansas City Life offers a portfolio of life insurance products for individuals. Universal life products have the ability to deliver flexibility in coverage and competitive long-term cash values or premiums that guarantee coverage for a desired period or through the insured’s lifetime. In 2013, the Company began to offer an indexed universal life product. Sales of this product were not material at any point in 2013. Kansas City Life also offers variable universal life products that allow the policyholders to participate in the equity markets. Variable universal life combines the advantages of a range of investment options with life insurance. In addition, Kansas City Life offers traditional whole life products, products geared towards juveniles that offer additional coverage as the child ages, and term life insurance products for a wide range of ages and coverage.
Kansas City Life offers multiple fixed deferred annuity products. In addition, Kansas City Life offers immediate annuity products with a broad variety of payout options, including guaranteed specified amounts and life contingencies. While the Company offers a variety of immediate annuity options, these are largely used in association with policy and contract holder benefit options rather than as a primary sales and marketing direction. Conversion of policies and contracts involving life contingencies, as required under GAAP accounting rules, can result in sizeable premium fluctuations. Kansas City Life also offers variable annuity products which allow the policyholder to participate in equity market growth potential. These options include either single or flexible-premium contracts combined with the advantages of a range of investment options and the advantages of an annuity.
Finally, in both the individual life insurance products and annuity products, selected riders are also available for added coverage and protection.

The following table details direct and assumed premiums and deposits by product for the Individual Insurance segment for the years ended December 31.

	2013	% of Total	2012	% of Total	2011	% of Total
Individual life insurance	$46,639	14%	$46,262	16%	$46,597	16%
Immediate annuities	55,915	16%	12,497	4%	7,151	3%
Other	183	—%	285	—%	405	—%
Total premiums	102,737	30%	59,044	20%	54,153	19%
Universal life insurance	101,117	30%	96,776	34%	95,946	33%
Variable universal life insurance	27,513	8%	10,984	4%	11,682	4%
Fixed annuities	80,040	23%	93,432	33%	100,646	35%
Variable annuities	30,831	9%	26,640	9%	25,681	9%
Total deposits	239,501	70%	227,832	80%	233,955	81%
Total	$342,238	100%	$286,876	100%	$288,108	100%
The following table provides the geographic distribution of direct and assumed premiums and deposits by state greater than 5% of the total for the Individual Insurance segment for the years ended December 31.

	2013		2012		2011
Missouri	10%	California	7%	Missouri	9%
California	7%	Missouri	7%	Kansas	7%
Colorado	7%	Colorado	7%	Colorado	7%
Florida	6%	Florida	7%	California	7%
Texas	6%	Kansas	6%	Texas	6%
Washington	6%	Texas	6%	Washington	5%
All others	58%	Washington	5%	Iowa	5%
Total	100%	All others	55%	All others	54%
		Total	100%	Total	100%
Closed Blocks
The Company has closed blocks of business that are primarily from three sources. First, the Company has sizeable blocks of business obtained through the acquisition of certain companies, such as Sunset Life. Second, the Company has entered into reinsurance assumption transactions. Third, the Company may determine that it no longer intends to actively market selected products or to continue to remain active in certain niche markets. These closed blocks of business decline in premiums, deposits, and insurance in force over time. However, the Company seeks to actively conserve this business. The types of products included in the Company's closed blocks are traditional life, immediate annuities, universal life, fixed deferred annuities, variable universal life, variable annuities, and individual accident and health. In 2013, 5% of total premiums and 26% of total deposits were from closed blocks, compared to 6% and 17%, respectively in 2012.
Group Insurance
Kansas City Life offers multiple group products.  The group portfolio has two primary markets, groups with two to nine employees and groups with ten or more employees.  This segment's marketing focus is to create a range of products in the group life, dental, long-term and short-term disability areas, as well as vision products.  This segment primarily uses two marketing approaches.  The first is to market business using Kansas City Life's internal sales representatives and an independent general agent and agent field force.  The second is through independent third-party arrangements, whereby business sold through these arrangements is primarily administered by the third parties.
The Group Insurance segment tailors products and services to employees’ needs depending upon such factors as the following:

•	Employer contributions towards the cost of coverage;

•	Employee participation levels;

•	Benefits desired versus product cost;

•	Number of employees; and

•	Plan design features, such as coinsurance percentages, deductibles, waiting periods, plan maximums, and more.

This segment also assists employers using its flexible plan design for its group life product, which can include many features such as:

•	Spouse and dependent benefits;

•	Annual enrollments;

•	Accidental death and dismemberment and waiver of premium benefit coverage; and

•	Policy conversion and portability privileges.
The following table details direct and assumed premiums by product for the Group Insurance segment for the years ended December 31.

	2013	% of Total	2012	% of Total	2011	% of Total
Group life insurance	$12,114	18%	$10,971	18%	$10,701	18%
Group dental insurance	30,627	46%	27,194	44%	28,497	47%
Group disability insurance	21,694	33%	21,819	35%	19,882	32%
Other group insurance	1,943	3%	2,017	3%	2,128	3%
Total	$66,378	100%	$62,001	100%	$61,208	100%
The following table provides the geographic distribution of direct and assumed premiums by state greater than 5% of the total for the Group Insurance segment for the years ended December 31.

	2013		2012		2011
Missouri	9%	Missouri	10%	Missouri	10%
Texas	7%	Texas	8%	Texas	9%
Michigan	7%	North Carolina	7%	North Carolina	7%
North Carolina	6%	Indiana	6%	Georgia	6%
All others	71%	All others	69%	Indiana	5%
Total	100%	Total	100%	Pennsylvania	5%
				All others	58%
				Total	100%
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
Old American offers several products geared primarily towards supporting policyholders’ final expense needs. This segment offers final expense products, including preferred and standard products with guaranteed level death benefits for individuals in good health, and sub-standard products with graded or increasing benefits for those individuals who cannot qualify for standard or preferred risk due to health issues. Old American also offers a juvenile product designed for parents or grandparents to insure children of ages up to 15 and a term life insurance product to individuals ages from 20 to 65. All of Old American’s products are traditional individual life insurance products.
Old American has focused on expanding its sales territories, recruiting, and agent productivity for its general agencies in order to effectively meet the sales goals of the Company. The driving force behind Old American’s sales efforts is the approach to support its field force through its lead generation efforts.
Old American's gross premiums totaled $75.3 million at December 31, 2013, compared to $72.7 million in 2012. Virtually all of Old American's gross premiums are in traditional life insurance products. This segment has a small, closed block of individual accident and health business with total gross premiums of $0.8 million in 2013 and $1.0 million in 2012.

The following table provides the geographic distribution of direct and assumed premiums by state greater than 5% of the total for the Old American segment for the years ended December 31.

	2013		2012		2011
Texas	7%	Texas	7%	Missouri	7%
Missouri	7%	Missouri	7%	Texas	7%
California	6%	California	6%	Illinois	6%
Illinois	6%	Illinois	6%	California	5%
All others	74%	All others	74%	Kansas	5%
Total	100%	Total	100%	All others	70%
				Total	100%
Reinsurance
Ceded Reinsurance Arrangements
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
Currently, new sales of traditional life and universal life products are reinsured on a YRT basis in excess of the Company’s retention limits, while sales of certain term life insurance products are reinsured on a quota share (a portion of each policy is reinsured) coinsurance basis.  Sales of group disability income products are reinsured on a quota share coinsurance basis. New group life sales are reinsured on an excess of retention basis, with the accidental death and dismemberment benefits being 100% reinsured.  During 2013 and 2012, the Company's maximum retention limit was five hundred thousand dollars on individual life products and one hundred thousand dollars on group life business.
In addition to reinsurance coverage for new business, the Company has also engaged in various reinsurance arrangements for in force blocks of business:

•
In 1991, the Company purchased Old American Insurance Company.  Old American had an existing coinsurance agreement in place that ceded on a 100% coinsurance basis certain whole life policies issued by Old American prior to December 1, 1986.  These policies had life insurance in force of $26.3 million at December 31, 2013 (2012 - $29.6 million) with a ceded reserve for future policy benefits under this agreement of $15.1 million (2012 - $16.7 million).

•
In 1998, Old American executed a coinsurance agreement resulting in the ceding of 100% of its retained risk on a closed block of individual accident and health business.  At December 31, 2013, the reserve credit on these policies was $16.5 million (2012 - $18.4 million).

•
In 2002, Sunset Life entered into a yearly renewal term bulk reinsurance agreement whereby it ceded 80% of its retained mortality risk on traditional and universal life policies.  This was accomplished through a reinsurance pool involving four primary reinsurers.  In June 2012, Sunset Life recaptured approximately 9% of the outstanding bulk reinsurance agreement. The net impact of this recapture event to the Consolidated Statements of Comprehensive Income was less than $0.5 million. At December 31, 2013, the ceded insurance in force was approximately $1.0 billion (2012 - $1.1 billion) with reserves of $4.0 million (2012 - $4.0 million).

Assumed Reinsurance Arrangements
The Company also targets strategic growth opportunities through assumed reinsurance:

•
In 1997, the Company acquired a block of traditional life and universal life products by way of a coinsurance and servicing agreement with another insurer.  Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies.  At December 31, 2013, the block had $1.1 billion of life insurance in force (2012 - $1.2 billion), future policy benefits of $49.0 million (2012 - $51.4 million) and policyholder account balances of $139.8 million (2012 - $148.6 million).

•
In 2013, the Company completed a 100% modified coinsurance agreement for separate accounts, a 100% coinsurance agreement for the fixed fund general account and a servicing agreement for a block of variable universal life insurance policies and variable annuity contracts from American Family. At December 31, 2013, the block had $3.2 billion of life insurance in force, future policy benefits of $0.8 million, and policyholder account balances of $26.0 million.

Governmental Regulations
The Company is subject to state regulations in its states of domicile and in the states in which it does business. Although the federal government generally does not regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways, including the taxation of insurance companies and the tax treatment of insurance products along with activities of the Federal Insurance Office (FIO). In addition, the Company is a stock life insurance company and is subject to the rules and regulations of the United States Securities and Exchange Commission (SEC). SFS is a registered broker-dealer, which is regulated by the Financial Industry Regulatory Authority (FINRA) and the SEC.
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
The National Association of Insurance Commissioners (NAIC) has received regulatory authority by the respective state departments of insurance. Accordingly, the NAIC has been able to establish more consistency for insurers with regard to financial reporting requirements. In one such measure, the NAIC has adopted risk-based capital (RBC) guidelines to assist in the evaluation of the adequacy of statutory capital and surplus in relation to an insurance company’s risks. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. At December 31, 2013 and 2012, the statutory capital and surplus of each of the Company’s insurance entities was substantially above the required levels. The NAIC continues to assess solvency issues and makes recommendations to enhance the existing guidelines, such as solvency modernization and own risk and solvency assessment (ORSA). While the Company is not subject to these regulations based on current business volumes, it continues to monitor them for ongoing developments.
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
Under insurance solvency or guaranty laws in most states in which the Company operates, insurers doing business can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. For the three years ended December 31, 2013, the Company’s assessments, net of related premium tax credits, were not material.
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
In addition, legislation which has been passed and is also being contemplated could result in the federal government assuming some role in the regulation or oversight of insurance companies. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act may enhance and expand the federal government’s role in insurance company regulation. This includes the formation and activities of the FIO.
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

	2013	2012	2011
Kansas City Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Sunset Life	A- (Excellent) Stable	A- (Excellent) Stable	A- (Excellent) Stable
Old American	B++ (Good) Positive	B++ (Good) Stable	B++ (Good) Positive
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
Employees
The Company had 446 full-time employees at December 31, 2013. The Company experienced no work stoppages or strikes and considers relations with its employees to be good. None of the Company’s employees are represented by a union.
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
Life insurance is a mature and highly competitive industry. The Company encounters significant competition in all lines of business from other insurance companies, many of which may have greater financial resources, a greater market share, a broader range of products, lower product prices, better name recognition, greater actual or perceived financial strength, higher claims-paying ratings, the ability to assume a greater level of risk, lower operating or financing costs, or lower profitability expectations.
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
Changes in demographics, particularly the aging of the population and the decline in the number of agents in the industry, may affect the sales of life insurance products. Also, as technology evolves, customers and agents may be able to compare products of any particular company with any other, which could lead to increased competition as well as changes in agent or customer behavior, including persistency that differs from past behavior.
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
The Company makes certain assumptions regarding mortality, persistency, expenses, interest rates, tax liability, business mix, policyholder behavior, and other factors appropriate for the type of business results it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred acquisition costs (DAC), value of business acquired (VOBA), policy reserves and accruals, future earnings, and various components of the Company’s Consolidated Balance Sheets. These assumptions are used in the operations of the Company’s business in making decisions that are crucial to the success of the Company, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements. The Company’s actual experience may vary from period to period and from established assumptions, potentially resulting in variability in the financial statements.
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
The Company establishes and carries a reserve liability based on estimates of how much will be needed to pay for future benefits and claims. The assumptions and estimates used in connection with establishing and carrying reserves are inherently uncertain and in some cases are mandated by regulators, irrespective of a company's actual experience. If actual experience is significantly different from assumptions or estimates or if regulators decide to increase or change regulations, reserves may prove to be inadequate in relation to estimated future benefits and claims. As a result, a charge to earnings would be incurred in the quarter in which the Company increases reserves.
The amortization of DAC and VOBA may change, impacting both the level of the asset and the timing of the Company’s net income.
Amortization of DAC and VOBA depends on the actual and expected profits generated by the lines of business that incurred the costs. Expected profits are dependent on assumptions regarding a number of factors, including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the nature of the business, the Company cannot anticipate the exact pattern of profit emergence. As a result, amortization of DAC and VOBA will vary from period-to-period as actual profits replace expected profits and future expected profits are re-projected based on management’s best estimates as of the reporting dates. To the extent that actual experience emerges less favorably than expected or expectations for future profits decrease, the DAC and VOBA assets may be reduced. This would likely result in increased amortization and reduced profitability in the period assumptions are modified to reflect changes in management expectations.
The Company is dependent on the performance of others and continued consumer confidence.
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
A downgrade in the Company’s rating could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the judgment of the rating organizations of the rating to be assigned to a company. The Company cannot predict what actions rating organizations may take or what actions the Company may be required to take in response to the actions of the rating organizations.
The Company may be unable to complete additional acquisitions.
One of the Company’s growth strategies is to acquire other life insurance companies and/or blocks of business. The Company’s previous acquisitions have increased earnings by allowing the Company to realize certain operating efficiencies or increase sales. However, there can be no assurance that suitable acquisitions presenting opportunities for continued growth and operating efficiencies will continue to be available to the Company. Further, sufficient capital to fund acquisitions may not be available at the time opportunities arise.
The Company may not realize its anticipated financial results from its acquisitions.
The completion of an acquisition may be more costly or take longer than expected. There may be unforeseen liabilities that arise in connection with businesses that the Company acquires. Additionally, the Company assumes or otherwise becomes responsible for the obligations of policies and liabilities of other insurers it acquires. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.
Investment and Asset/Liability Management Risks:
The Company’s investments are subject to market and credit risks.
The Company’s invested assets, primarily including fixed maturity securities, are subject to customary risks of credit defaults and changes in fair value. The value of the Company’s commercial mortgage loan and real estate portfolios also depend on the financial condition of the tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability and cost of liquidity, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual borrowers and tenants.
Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.
Interest rate fluctuations or sustained low interest rate environments could negatively affect earnings because the profitability of certain products depends in part on interest rate spreads. These products include fixed deferred annuities, single premium immediate annuities, interest-sensitive whole life, universal life, and the fixed portion of variable universal life insurance and variable annuity business. Changes in interest rates or sustained low interest rate environments may reduce both the profitability and the return on invested capital.
Some of the Company’s products, principally fixed annuities, interest-sensitive whole life, universal life, and the fixed portion of variable universal life insurance and variable annuity business have interest rate guarantees that expose the Company to the risk that changes in interest rates will reduce the spread, or the difference between the amounts the Company is required to credit to policyholder contracts and the amounts earned by the Company on general account investments. Declines in spread or instances where the returns on the general account investments are not sufficient to support the interest rate guarantees on these products could have a material adverse effect on the results of operations. In periods of increasing interest rates, the Company may not be able to replace the assets in the general account with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Company, therefore, may have to accept a lower spread and profitability or face a decline in sales, loss of existing contracts from non-renewed maturities, early withdrawals, or surrenders. In periods of declining interest rates, the Company has to reinvest the cash received from interest or return of principal on investments in lower yielding instruments then available. Moreover, issuers of fixed-income investment securities and borrowers related to the Company’s commercial mortgage investments may prepay these obligations in order to borrow at lower market rates, which may exacerbate the risk for the Company of having to reinvest at lower rates.
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
Changes in interest rates may also impact the business in other ways. Lower interest rates may result in lower sales of certain of the Company’s insurance products. Higher interest rates may create a less favorable environment for the origination of mortgage loans. Higher interest rates may also result in lower sales of variable products. Further, higher interest rates may result in significant unrealized losses on investments. These net unrealized losses could negatively impact stockholders' equity. This could result in negative impacts, such as the ability to pay policyholder and stockholder dividends. In addition, higher interest rates may reduce the fair value of policyholders' separate account investments, which may reduce the Company's revenues from asset-based management fees.
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

The change from a period of low interest rates to a period of significantly higher and increasing interest rates may cause policyholders to surrender policies or to make early withdrawals in order to maximize their returns. Accordingly, the Company may become more susceptible to increased surrenders and withdrawals on policies as surrender charges and other features that help protect the Company from increased or unexpected policyholder withdrawals or lapses. Increases in policyholder surrenders, withdrawals, or lapses could negatively affect the Company's operating results and liquidity.
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

•
The Company earns investment management fees and mortality and expense fee income based upon the value of assets held in the Company’s separate accounts from both its direct and reinsurance arrangements. Revenues from these sources fluctuate with changes in the fair value of the separate accounts.

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

•	The amortization of DAC relating to variable products can fluctuate with changes in the performance of the underlying separate accounts due to the impact on estimated gross profits.
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
Many of the products offered by the Company allow policy and contract holders to withdraw their funds under defined circumstances. The Company manages liabilities and attempts to align the investment portfolio so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands, contract benefits, and maturities. While the Company owns a significant amount of liquid assets, a certain portion of investment assets are relatively illiquid. If the Company experiences unanticipated withdrawal or surrender activity, the Company could exhaust all other sources of liquidity and be forced to liquidate assets, perhaps on unfavorable terms. If the Company is forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s results of operations and financial condition.

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
The Company has a sizeable concentration of commercial mortgage loans in the Pacific region of the United States. This concentration exposes the Company to potential losses resulting from certain natural catastrophes, such as earthquakes and fires, which may occur in the region. The Company diversifies its commercial mortgage loan portfolio in this region by both location and type of property in an effort to reduce catastrophic exposure. However, such diversification does not eliminate the risk of such losses, which could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
The capital and credit markets can experience extreme volatility and disruption. The volatility and disruption can exert downward pressure on availability of liquidity and credit for certain sectors and issuers. Although the Company has not issued new equity or debt securities in recent years, the Company’s results of operations, financial condition, cash flows, and statutory capital position could be materially adversely affected by future disruptions in the capital and credit markets.
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
The Company is subject to government regulation in each of the states in which business is conducted. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company’s business. This may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy. Government regulation of insurers is concerned primarily with the protection of policyholders and other customers rather than shareholders. Interpretations of regulations by regulators may change, and statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.
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

New accounting rules or changes to existing accounting rules could negatively impact the financial results of the Company.
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
In addition, the Company is required to comply with statutory accounting principles (SAP). SAP and various components of SAP, such as statutory actuarial reserving methodology, are subject to constant review by the NAIC, NAIC task forces and committees, as well as state insurance departments to address emerging issues and otherwise improve or modify financial reporting. Various proposals are typically pending before committees and task forces of the NAIC. If enacted, some of these may negatively affect the Company. The NAIC also typically works to reform state regulation in various areas, including reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what manner reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Although states generally defer to the interpretation of the insurance department of the state of domicile with regards to regulations and guidelines, neither the action of the domiciliary state nor action of the NAIC is binding on any other state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.
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
As part of the Company’s normal course of business, it collects, processes, and retains sensitive and confidential corporate and customer information. In addition, the Company uses third-party vendors and cloud technology on a limited basis for storage, processing, and data support of certain activities. Despite the cybersecurity measures the Company has in place, its facilities and systems or those of vendors may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to an increase in the risk of litigation, disrupt its operations, incur significant technical, legal, and operating expenses, or otherwise harm its business.
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
The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium or deposit payments and incurrence of expenses. Reinsurance may introduce variability in certain components of the Company’s financial statements including, but not limited to, cash flows and potential liquidity concerns.

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
Corporate Headquarters
Kansas City Life Insurance Company
3520 Broadway
Post Office Box 219139
Kansas City, Missouri 64121-9139
Telephone: (816) 753-7000
Fax: (816) 753-4902
Internet: www.kclife.com
E-mail: kclife@kclife.com
Notice of Annual Meeting
The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 24, 2014 at Kansas City Life's corporate headquarters.
Transfer Agent
Janice Poe, Stock Agent and Assistant Secretary
Kansas City Life Insurance Company
Post Office Box 219139
Kansas City, Missouri 64121-9139
10-K Request
Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.
Security Holders
At January 31, 2014, Kansas City Life had approximately 2,745 security holders, including individual participants in security position listings.

Stock and Dividend Information
The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share and paid during such periods. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “KCLI.”

	High	Low	Dividends Paid
2013:
First quarter	$39.93	$36.35	$0.27
Second quarter	39.06	34.01	0.27
Third quarter	45.31	38.10	0.27
Fourth quarter	49.95	43.15	0.27
			$1.08
2012:
First quarter	$34.54	$31.29	$0.27
Second quarter	34.94	30.82	0.27
Third quarter	38.84	34.31	0.27
Fourth quarter*	39.36	34.61	0.54
			$1.35
*In the fourth quarter of 2012, the Company declared and paid two dividends. The first was for $0.27 per share, which was declared in October 2012 and paid in November 2012. The second dividend was a special dividend of $0.27 per share, which was declared and paid in December 2012.
On January 27, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, paid on February 12, 2014 to stockholders of record on February 6, 2014.
NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown, or commission and may not necessarily represent actual transactions.
The Company has determined at this time that all compensation shall be paid in cash. As a result, the Company currently offers no equity compensation or equity compensation plan to its employees.

Performance Comparison
The following graph provides a comparison of the cumulative total return on Kansas City Life's common stock over the last five fiscal years to the S&P 500 Index (“S&P 500”) and to a peer comparison group (“Peer Group”). The graph assumes that $100 was invested on December 31, 2008, and that all dividends were reinvested on the last day of each quarter. Points on the graph represent performance as of the last business day of each of the years indicated.
Comparison of 5 Year Cumulative Total Return
Among Kansas City Life, the S&P 500, and a Peer Group

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
Dollars
12/08
12/09
12/10
12/11
12/12
12/13
Peer Group
KCLI
S&P 500 Index

	2008	2009	2010	2011	2012	2013
Kansas City Life	$100.00	$71.08	$81.68	$83.96	$101.31	$130.03
S&P 500	$100.00	$126.37	$145.36	$148.44	$172.08	$227.69
Peer Group	$100.00	$123.32	$133.29	$157.63	$174.21	$274.64
The Peer Group index weights individual company returns for stock market capitalization. The companies included in the Peer Group index are shown in the following table.

American Equity Investment Life Holding Co.	Primerica, Inc.
American National Insurance Co.	Protective Life Corporation
FBL Financial Group, Inc.	StanCorp Financial Group, Inc.
Horace Mann Educators Corp.	Symetra Financial Corporation
Kemper Corporation	Torchmark Corporation
National Western Life Insurance Co.	United Fire and Casualty
The Phoenix Companies, Inc.	Universal American Corp.
The Peer Group index has changed during the five-year period. Nationwide Financial Services, Inc. was removed in 2009 due to being fully acquired. Unitrin, Inc. changed its name to Kemper Corporation in 2011. Delphi Financial Group, Inc. and Harleysville Group Inc. were removed in 2012 due to being acquired, and they were replaced with Symetra Financial Corporation and Primerica, Inc. Due to data availability, the starting date for the total return calculation for both Symetra Financial Corporation and Primerica, Inc. is March 31, 2010. Presidential Life Corporation was removed in 2013, due to being acquired. It was replaced with American National Insurance Co. The chart above only includes the data from the current peer group member companies listed above.
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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/13 - 1/31/13	9,924	[1]	$37.50	9,924	990,076
	—	[2]	—

2/1/13 - 2/28/13	—	[1]	—	—	990,076
	—	[2]	—

3/1/13 - 3/31/13	—	[1]	—	—	990,076
	—	[2]	—

4/1/13 - 4/30/13	—	[1]	—	—	990,076
	530	[2]	39.13

5/1/13 - 5/31/13	—	[1]	—	—	990,076
	—	[2]	—

6/1/13 - 6/30/13	—	[1]	—	—	990,076
	—	[2]	—

7/1/13 - 7/31/13	—	[1]	—	—	990,076
	693	[2]	41.94

8/1/13 - 8/31/13	29,833	[1]	43.74	29,833	960,243
	51	[2]	42.43

9/1/13 - 9/30/13	8,091	[1]	44.02	8,091	952,152
	—	[2]	—

10/1/13 - 10/31/13	15,670	[1]	44.44	15,670	936,482
	—	[2]	—

11/1/13 - 11/30/13	—	[1]	—	—	936,482
	—	[2]	—

12/1/13 - 12/31/13	—	[1]	—	—	936,482
	—	[2]	—

Total	64,792			63,518
1 On January 28, 2013, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 27, 2014. The Company purchased 63,518 shares at an average price of $42.97 under the program in 2013. On January 27, 2014, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 26, 2015.
2 Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through December 2013.

Item 6. Selected Financial Data
Amounts in thousands, except per share data.

	Year Ended December 31
	2013	2012	2011	2010	2009
Income Statement Data:
Revenues:
Insurance revenues	$299,984	$235,983	$228,399	$245,830	$242,802
Net investment income	169,740	176,154	177,228	175,859	177,428
Realized investment gains (losses)	3,872	18,436	3,142	535	(10,076)
Other revenues	9,997	9,354	10,274	9,139	10,491
Total revenues	$483,593	$439,927	$419,043	$431,363	$420,645

Net income	$29,567	$39,867	$26,133	$22,302	$10,732

Per Common Share Data:
Net income, basic and diluted	$2.69	$3.59	$2.29	$1.95	$0.93

Cash dividends to stockholders	$1.08	$1.35	$1.08	$1.08	$1.08

Stockholders’ equity	$66.13	$68.02	$62.84	$59.25	$54.33

	December 31
	2013	2012	2011	2010	2009
Balance Sheet Data:
Assets	$4,514,666	$4,525,745	$4,398,242	$4,333,102	$4,175,981
Notes payable	—	—	—	—	—
Stockholders’ equity	725,404	750,401	710,705	679,472	628,363
Life insurance in force	32,023,747	28,701,373	29,202,126	29,708,102	30,683,571

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2013 is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document.
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
Kansas City Life markets individual insurance products, including traditional, interest sensitive, and variable products through a nationwide sales force of independent general agents, agents, and third-party marketing arrangements. Kansas City Life also markets group insurance products, which include life, dental, vision, and disability products through its sales force of independent general agents, agents, group brokers, and third-party marketing arrangements. Kansas City Life operates in 48 states and the District of Columbia.
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
Strong sales competition, highly competitive products, and an ever-changing economic environment present significant challenges to the Company from a new sales perspective. The Company’s primary emphasis is on expanding sales of individual life insurance products. The Company’s continued focus is on delivering competitive products for a reasonable cost, prompt customer service, excellent financial strength, and effective sales and marketing support to the field force.
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
General economic conditions may affect future results. Market fluctuations, often extreme in nature, have significantly impacted the financial markets and the Company’s investments, revenues, and policyholder benefits in recent periods. The sustained low interest rate environment and volatile equity markets have presented significant challenges to the financial markets as a whole and specifically to companies invested in fixed maturity securities and other fixed income investments. These conditions may continue and the stressed economic and market environment may persist into the future, affecting the Company’s revenue, net income, and financial position.
Reinsurance Transaction
In April 2013, the Company acquired a block of variable universal life insurance policies and variable annuity contracts from American Family Life Insurance Company. The transfer was comprised of a 100% modified coinsurance transaction for the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. During 2013, this transaction contributed contract charges of $13.0 million, policyholder benefits and interest credited to policyholder account balances of $3.1 million, and amortization of deferred acquisition costs of $3.6 million.
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
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;

•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	Increasing competition in the recruiting of new general agents and agents;

•	Customer and agent response to new products, distribution channels, and marketing initiatives;

•	Fluctuations in experience regarding current mortality, morbidity, persistency, and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to DAC and VOBA;

•	Regulatory, accounting, or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and

•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.
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
Fixed maturity and equity securities, which are classified as available for sale, are carried at fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income. The Company’s fair value of fixed maturity and equity securities is derived from external pricing services, brokers, and internal matrices and calculations. At December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services and 3% was derived from brokers and internal matrices or calculations.
The Company monitors the various markets in which its investments are traded. The Company uses various methodologies and techniques to determine a best-estimate of fair value of its investments. However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to sell the security in the current market. See further discussion of the valuation techniques and processes identified in Notes 4 and 5 to the Consolidated Financial Statements.
The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. All securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. There are a number of significant risks and uncertainties inherent in the process of monitoring impairments, determining if an impairment is other-than-temporary, and determining the portion of an other-than-temporary impairment that is due to credit. Please refer to Note 1 for information concerning these factors and a description of these risks and uncertainties.
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
The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities (MBS), with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. If the present value of the expected future cash flows is determined to be below the Company’s carrying value, the Company recognizes an other-than-temporary impairment on the portion of the carrying value that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities were high quality investments at the time of acquisition, and they remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed. Please see the Analysis of Investments section for additional information.
Mortgage Loans
Mortgage loans are stated at cost, net of an allowance for potential future losses. The allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis, which are detailed in Note 6. Generally, the Company establishes the allowance for potential future losses using a collective impairment methodology at an overall portfolio level that relies on monitoring certain metrics such as debt service coverage and loan-to-value, as well as other qualitative factors. If the Company determines through its evaluation that a loan has an elevated specific risk profile or it does not expect to collect all contractual cash flows, it then individually assesses the loan's risk profile and may assign an additional specific allowance value.
To the extent the Company's review and valuation determines a loan is impaired, that amount is charged to the allowance for loss and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value less costs to sell or book value of the property with a charge to the allowance for potential future losses and a corresponding reduction to the mortgage loan asset.
Deferred Acquisition Costs and Value of Business Acquired
Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which are related directly to the successful acquisition of new or renewal insurance contracts, are capitalized as incurred. These costs for life insurance products are generally deferred and amortized over the premium paying period.  Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.
Historically, when a new block of business was acquired or when an insurance company was purchased, a portion of the purchase price was allocated to a separately identifiable intangible asset, called value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired.
For additional information pertaining to DAC and VOBA, please see Note 1.

The following table illustrates the estimated sensitivity on a pre-tax basis to DAC on interest sensitive products that could occur in a twelve-month period for an unlocking adjustment due to potential changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided. Information included in the table is intended to illustrate potential sensitivity of future expected gross profits or amortization trends.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on DAC and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.5 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.6 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $2.7 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $1.7 million.
The following table illustrates the estimated sensitivity on a pre-tax basis to VOBA on interest sensitive products that could occur in a twelve-month period for an unlocking adjustment due to potential changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided. Information included in the table is intended to illustrate potential sensitivity of future expected gross profits or amortization trends.

Critical Accounting Estimate	Determination Methodology	Potential One-Time Effect on VOBA and Related Items

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $1.1 million.

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years would result in a reduction in VOBA and an increase in current period amortization expense of $0.6 million.

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads would result in a reduction in VOBA and an increase in current period amortization expense of $0.6 million.

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses would result in a reduction in VOBA and an increase in current period amortization expense of $0.3 million.

Reinsurance Ceded
A variety of reinsurance ceded arrangements are currently in use by the Company, including individual and bulk arrangements on both coinsurance and mortality/morbidity-only basis. Reinsurance is an actively managed tool for the Company that supports several objectives, including managing statutory capital and reducing volatility and surplus strain. At the customer level, reinsurance increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that could not otherwise be made available.
The Company remains contingently liable if the reinsurer should be unable to meet obligations under the reinsurance contract. The Company monitors the relative financial strength and viability of its reinsurance partners.
Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims and future policy benefits.
Liabilities for reinsurance are calculated on an actuarial present value method consistent with the risks being transferred.
Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, immediate annuities with life contingencies, supplementary contracts with life contingencies, and accident and health insurance. These liabilities originate from new premiums, as well as conversions from other products, and are generally payable over an extended period of time.
Liabilities for future policy benefits of traditional life insurance have been computed using a net level premium method, based upon estimates at the time of issue for investment yields, mortality, and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on Company experience expressed as a percentage of standard mortality tables. The 2001 Valuation Basic Table and the 1975-1980 Select and Ultimate Basic Table serve as the basis for most mortality assumptions.
Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are computed by calculating an actuarial present value of future policy benefits, based upon estimates for investment yields and mortality at the time of issue. Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are also computed by a net level premium method, based upon estimates at the time of issue for investment yields and mortality. The 1971 Individual Annuity Mortality Table, the 1983 Individual Annuity Mortality Table, and the Annuity 2000 Table serve as the bases for most immediate annuity and supplementary contract mortality assumptions.
Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported. These liabilities are estimated using actuarial analyses and case basis evaluations that are based upon past claims experience, claim trends, and industry experience.
Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts, variable universal life, variable annuities, and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges and deferred front-end contract charges. These liabilities originate from new deposits and conversions from other products. The account balances for these types of contracts are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Front-end contract charges are deferred and amortized over the term of the policies. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense. Interest on policyholder account balances is credited as earned.
On an ongoing basis, the Company performs testing and analysis on its blocks of business to ensure the assumptions made remain viable. The Company also periodically performs sensitivity testing on these blocks of business to ensure it maintains the capacity to meet an increase in demand in policyholder benefits, namely increased surrenders, policy loans, or other policyholder elective withdrawals, especially when financial markets become volatile.
Pensions and Other Postretirement Benefits
The measurement of pension and other postretirement benefit obligations (OPEB) and costs depends on a variety of assumptions. Changes in the valuation of pension obligations and assets supporting this obligation can significantly impact the funded status. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, health care claim costs, heath care cost trends, retirement rates, and mortality. Generally, the discount rate, expected return on plan assets, and mortality tables have the most significant impact on the cost. See Note 13 – Pensions and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further details.

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
Consolidated Results of Operations
Summary of Results
The Company earned net income of $29.6 million in 2013 compared to $39.9 million in 2012 and $26.1 million in 2011. Net income per share was $2.69 in 2013 versus $3.59 in 2012 and $2.29 in 2011.

The following table presents year-over-year variances in results for the two years ended December 31, 2013 and 2012.

	2013 Versus 2012	2012 Versus 2011
Insurance and other revenues	$64,644	$6,664
Net investment income	(6,414)	(1,074)
Net realized investment gains (losses)	(14,564)	15,294
Policyholder benefits and interest credited to policyholder account balances	(49,067)	(2,962)
Amortization of deferred acquisition costs	(9,186)	5,924
Operating expenses	(453)	(4,049)
Income tax expense	4,740	(6,063)
Total variance	$(10,300)	$13,734
Net income decreased $10.3 million in 2013 compared to 2012. The largest factor in this decrease was a $14.6 million reduction in net realized investment gains. Also contributing to the decline in net income was a $6.4 million decrease in net investment income and a $9.2 million increase in amortization of deferred acquisition costs. Partially offsetting these items was a $13.6 million increase in contract charges and a $2.7 million reduction in interest credited to policyholder account balances. In addition, a $50.4 million increase in net premiums was offset by a $51.8 million increase in policyholder account balances, primarily related to the conversion of fixed deferred annuity products. Additional information on these items is presented below.
Sales
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
The Company recognizes conversions of fixed deferred annuities to immediate annuities as new premiums at the time of conversion. Deferred annuity contracts typically provide for such conversions as one of several settlement options, and the volume and timing of such conversions can vary based upon the individual needs and decisions of contract owners.
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

	2013	% Change	2012	% Change	2011
New premiums:
Individual life insurance	$17,784	1%	$17,560	2%	$17,222
Immediate annuities	55,892	348%	12,470	82%	6,860
Group life insurance	2,960	20%	2,459	26%	1,951
Group accident and health insurance	14,576	25%	11,681	(10)%	12,978
Total new premiums	91,212	107%	44,170	13%	39,011
Renewal premiums	152,776	2%	149,222	2%	145,999
Total premiums	243,988	26%	193,392	5%	185,010
Reinsurance ceded	(57,458)	—%	(57,303)	(1)%	(57,672)
Net premiums	$186,530	37%	$136,089	7%	$127,338
Consolidated total premiums increased $50.6 million or 26% in 2013 compared to 2012, as total new premiums increased $47.0 million and total renewal premiums increased $3.6 million. The largest component in the increase in new premiums was a $43.4 million increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums and the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $42.4 million during 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. In addition, new group accident and health premiums increased $2.9 million, largely in the dental line. Finally, new group life insurance premiums increased $0.5 million or 20% compared to one year earlier. These increases were primarily due to the addition of new distributors and increased sales from existing sales representatives. The increase in renewal premiums was primarily due to a $2.8 million or 3% increase in individual life insurance premiums, principally from the Old American segment. This increase was largely due to higher sales in earlier periods.
Consolidated total premiums increased $8.4 million or 5% in 2012 compared to 2011, as total new premiums increased $5.2 million and total renewal premiums increased $3.2 million or 2%. The largest contributor to the increase in new premiums was a $5.6 million or 82% increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums and the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. The increase in immediate annuity receipts was partially offset by a $1.3 million or 10% decrease in new group accident and health premiums. This reflected a $2.2 million decline in the short-term disability line. This change was partially offset by a $0.5 million increase in new dental premiums. The increase in renewal premiums reflected a $2.2 million or 2% increase in individual life insurance premiums, largely from the

Old American segment. In addition, group accident and health renewal premiums increased $1.8 million or 5%. This increase was largely from the short-term disability line.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2013	% Change	2012	% Change	2011
New deposits:
Universal life insurance	$17,627	42%	$12,388	11%	$11,159
Variable universal life insurance	1,429	154%	563	(32)%	834
Fixed annuities	46,040	(19)%	56,788	(8)%	62,060
Variable annuities	19,791	10%	18,039	11%	16,291
Total new deposits	84,887	(3)%	87,778	(3)%	90,344
Renewal deposits	154,614	10%	140,054	(2)%	143,611
Total deposits	$239,501	5%	$227,832	(3)%	$233,955
New deposits on these products are heavily influenced by the general economic conditions and interest rates available in the marketplace. In addition, the variable life and annuity products are also influenced by the fluctuations in the equity markets. Generally, low interest rate environments present significant challenges to products such as these and enable potential sizeable fluctuations in new sales.
Total new deposits decreased $2.9 million or 3% in both 2013 and 2012 compared to the same periods one year earlier. The decline in 2013 resulted from a $10.7 million decrease in new fixed annuity deposits. Partially offsetting this, new universal life deposits increased $5.2 million, new variable universal life deposits increased $0.9 million, and new variable annuity deposits increased $1.8 million.
The decrease in 2012 was largely due to a $5.3 million decline in new fixed deferred annuity deposits. This was partially offset by a $1.7 million increase in new variable annuity deposits and a $1.2 million increase in new universal life deposits.
Total renewal deposits increased $14.6 million or 10% in 2013, following a $3.6 million or 2% decline in 2012. The reinsurance transaction on variable products increased renewal deposits $20.0 million in 2013. Excluding this transaction, 2013 renewal deposits decreased $5.4 million or 4%. This reflected a $2.6 million decline in fixed annuity renewal deposits, a $1.3 million decrease in variable annuity renewal deposits, a $0.9 million decrease in universal life renewal deposits, and a $0.6 million decline in variable universal life renewal deposits. The decline in 2012 was largely attributable to a decrease in fixed deferred annuity renewal deposits.
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
Total contract charges charges increased $13.6 million or 14% in 2013, following a $1.2 million or 1% decline in 2012, relative to the same periods one year earlier. The increase in 2013 largely resulted from the American Family reinsurance transaction, which contributed $13.0 million to contract charges. Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 1% in 2013. Reserves loads on the Company's open blocks of business increased $1.2 million or 9%. Partially offsetting these, cost of insurance charges decreased $0.8 million or 1%, due to the runoff of closed blocks. The decline in 2012 was due to several factors, including a decrease in cost of insurance charges from the runoff of closed blocks; a decrease in expense loads that resulted from increased sales of products with lower expense loads in 2012 relative to the prior year; and a decline in surrender charges from lower surrenders on universal life products. Partially offsetting these, the amortization of deferred revenue increased due to improved reinsurance modeling capabilities resulting from a system upgrade during 2011.
Included in total contract charges are groups of policies and companies that the Company considers to be closed blocks. Total contract charges on these closed blocks equaled 41% of total consolidated contract charges during 2013, compared to 35% in 2012. This increase can be attributed to the reinsurance transaction, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 30% of total consolidated contract charges during 2013. The decline in 2013 reflects the runoff of the business. Total contract charges on open blocks of business increased 3% in 2013 compared to 2012.
At least annually, a review is performed regarding the assumptions related to future expected gross profits on products and policies consistent with those performed for DAC and VOBA. If it is determined that the assumptions should be revised, an adjustment may be recorded to the deferred revenue component of contract charges in the current period as an unlocking adjustment. The Company had unlocking in the DRL in both 2013 and 2012. In both years, unlocking was due to changes in the interest and mortality margins. This unlocking resulted in a decrease to the deferred revenue liability and an increase to contract charges of $1.1 million and $1.8 million in 2013 and 2012, respectively.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums increased slightly to $57.5 million in 2013 from $57.3 million in 2012. In 2011, reinsurance ceded totaled $57.7 million. The decrease in 2012 was largely the result of two factors, including an increase in retention limit on new business effective January 1, 2012. This reduced the amount of reinsurance on new business written in 2012. The Company also recaptured a block of reinsurance in its individual life insurance business on a closed block of business, which reduced the overall ceded premiums in 2012 by $0.4 million.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $5.8 million or 3% in 2013 and $1.1 million or 1% in 2012 compared to the same periods one year earlier. In both years, the return associated with an increase in the average invested assets was more than offset by the lower yields earned and available in the market at the risk level that the Company currently believes is acceptable to manage policyholder liabilities. The decline is largely associated with investment income from the fixed maturity security portfolio. The combination of lower yields over a longer time frame continues to be a challenge for these types of portfolios. However, the Company has mitigated this somewhat with an increased allocation to investments in commercial mortgage loans with an improved return.
Fixed maturity securities provided a majority of the Company’s investment income during 2013. Approximately 75% of the Company's investments were in fixed maturity securities at both December 31, 2013 and December 31, 2012. Gross investment income from these investments declined $10.1 million or 8% compared to 2012, reflecting a decline in yields earned.
Investment income from commercial mortgage loans increased $2.4 million or 6% in 2013. This increase was largely the result of higher mortgage loan portfolio balances and an increase in yields earned in 2013 compared to 2012.
Investment income from real estate properties increased $1.2 million or 13% in 2013, largely due to the purchase and development of real estate over the past two years.
The Company realizes investment gains and losses from several sources, including write-downs of investment securities and mortgage loans, sales of investment securities, and real estate. Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price on or at a particular date or within a particular time frame. Depending upon the terms of the call provision and price at which the security was purchased, a gain or loss may be realized.
The Company recorded net realized investment gains of $3.9 million in 2013, $18.4 million in 2012, and $3.1 million in 2011. During 2013, investment losses of $1.1 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. In addition, the Company recorded losses of $0.1 million on both mortgage loans and real estate investments. Offsetting these losses, the Company recorded a $5.2 million net gain from investment securities. Investment securities called and other includes, but is not limited to, principal pay downs and sinking funds.
During 2012, investment losses of $1.7 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. In addition, the Company recorded impairment losses of $0.8 million on the Company's real estate investments. Offsetting these losses were $2.7 million in gains resulting from sales of investment securities, $3.8 million in gains from securities called and other, and $18.9 million in gains from sales of real estate.

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

During 2013, the Company had one security written down through earnings that was equal to $0.5 million on a consolidated basis. This investment was a collateralized debt obligation that was written down due to an increase in projected future losses on the underlying collateral. During 2012, two securities were written down through earnings that were equal to or exceeded $0.5 million on a consolidated basis. The first was a collateralized debt obligation that was written down by $0.5 million due to an increase in projected future losses on the underlying collateral. The second was a corporate security that was written down by $0.6 million due to the expected settlement value after the issuer filed for bankruptcy. The Company did not have any individual investment securities that were written down through earnings during 2011 that exceeded $0.5 million on a consolidated basis.
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

Policyholder benefits increased $51.8 million or 32% in 2013 compared to 2012. This increase resulted from a $35.3 million increase in reserves, a $12.5 million or 13% increase in death benefits, net of reinsurance, and a $4.3 million or 7% increase in other benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was $42.4 million in new immediate annuity premiums resulting from conversions of fixed deferred annuities. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and an increase in premiums results in an increase to reserves on a comparative basis. Also, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for more precise calculations of the reserve liability and resulted in a decrease to the reserve liability of $4.0 million. The refinements resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.7 million decrease in benefit and contract reserves. Also, the recapture of a block of previously reinsured policies in the second quarter of 2012 increased benefit and contract reserves, with no corresponding increase in 2013. The increase in other benefits was primarily due to higher supplementary contract and immediate annuity payments and increased dental benefits.

Policyholder benefits increased $4.4 million or 3% in 2012 compared to 2011, primarily due to an increase in benefit and contract reserves. This increase was the result of several factors, including: increased traditional life insurance sales, primarily from the Old American Segment; higher immediate annuity premiums from the Individual Insurance segment; the recapture of a block of policies in the second quarter of 2012; impacts resulting from changes and refinements that the Company made to its reserving systems in 2011, as discussed below; and, the change in the value of the guaranteed minimum withdrawal benefit (GMWB) rider liability, as discussed below. Partially offsetting the increase in reserves, the Company experienced favorable mortality, and group accident and health dental benefits decreased.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At December 31, 2013, the fair value of the liability decreased $3.6 million compared to the fair value at December 31, 2012. This fluctuation can be primarily attributed to favorable returns in the capital markets and increases in risk-free swap rates. At December 31, 2012, the fair value of the liability decreased $0.9 million compared to the fair value at December 31, 2011. This fluctuation can be attributed to favorable capital market returns, a decline in market volatility, and increased interest rates, partially offset by declines in issuer discount spreads.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $2.7 million or 3% in 2013 and $1.4 million or 2% in 2012. The decline in 2013 reflected lower policyholder account balances and a decline in crediting rates compared to 2012. While policyholder account balances increased during 2012 compared to 2011, this increase was offset by a decline in crediting rates. In both 2013 and 2012, the Company lowered crediting rates on in force funds at the beginning of each year and adjusted new money rates in response to changing market rates for those products not already at their minimum crediting rate.
Total policyholder account balances decreased $31.8 million or 1%, following a $38.6 million or 2% increase in 2012. The average interest rate credited to policyholder account balances was 3.64% in 2013, 3.77% in 2012, and 3.92% in 2011. Investment yields on the assets matched to these liabilities were 5.27% in 2013, 5.51% in 2012, and 5.72% in 2011.
Amortization of DAC
The amortization of DAC increased $9.2 million or 33% in 2013, following a $5.9 million or 17% decrease in 2012. The increase in 2013 was due, in part, to the reinsurance transaction on variable products. This transaction added $3.6 million to amortization in 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $5.6 million or 20% in 2013 compared with the prior year. This increase reflected modal refinements, as described above, totaling $3.6 million. These refinements reduced the DAC asset and increased DAC amortization. However, this change in reserve method had an immaterial impact to the net income. Also contributing to the increase was an unlocking adjustment that increased DAC amortization $0.2 million in 2013, compared to an unlocking adjustment that decreased DAC amortization $1.3 million in 2012.

The primary factor in the decrease in DAC amortization in 2012 versus 2011 was the unlocking that occurred in 2011. As identified in the 2011 Form 10-K, this segment had an unlocking that included both an upgrade and refinement in the processing system, primarily related to reinsurance. In addition, increases in account values decreased the amortization of DAC for certain variable products. Partially offsetting these was the impact of an unlocking that occurred during 2012. This unlocking resulted in an increase to the DAC asset of $1.3 million and was primarily attributable to refinements in mortality, interest, and persistency assumptions.
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
Premiums are reported in the Consolidated Statements of Comprehensive Income net of premiums ceded under reinsurance agreements. Policyholder benefits and expenses are also reported in the Consolidated Statements of Comprehensive Income net of reinsurance ceded and equaled $53.8 million, $54.3 million, and $63.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The largest single component of the reinsurance ceded premiums is associated with reinsurance on purchased and subsequently closed blocks of business.
Future policy benefits and other related assets and liabilities are not reduced for reinsurance in the Consolidated Balance Sheet. A reinsurance recoverable is established for these items. Reinsurance related to policy and claim reserves ceded of $178.7 million and $177.1 million were included in the reinsurance recoverables at December 31, 2013 and 2012, respectively. Ceded benefits recoverable from reinsurers were $12.4 million and $13.5 million at December 31, 2013 and 2012, respectively.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of VOBA, and other expenses. In total, operating expenses increased $0.5 million or less than 1% in 2013 and $4.0 million or 4% in 2012, compared to the same periods one year earlier. The increase in 2013 was primarily due to higher employee salaries and employee benefit costs, consulting fees, and fees related to the servicing arrangement on the block of policies acquired from American Family. Partially offsetting these were decreases in depreciation expense, legal fees, and amortization of VOBA, as discussed below. The increase in 2012 reflected increased salaries and employee benefit costs, legal fees, and depreciation expense. These were partially offset by a decline in the amount charged to allowance for doubtful accounts on agent receivables.
The amortization of VOBA will generally decline over time, as policies run off. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made to the current period VOBA amortization. The amortization of VOBA decreased $1.7 million or 24% in 2013 compared to 2012, primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.9 million in 2013. This compares to an unlocking adjustment that increased DAC amortization $2.4 million in 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million.

Income Taxes
The Company recorded income tax of $14.9 million or 33% of income before tax in 2013, compared to income tax expense of $19.6 million or 33% income before tax in 2012 and $13.6 million or 34% of income before tax in 2011. The decrease in tax expense in 2013 versus 2012 was primarily due to lower income before tax. Favorable changes in low income housing tax credit investments decreased the effective rate in 2013, but this was offset by the impact of higher nondeductible expenses.  The increase in tax expense in 2012 versus 2011 was primarily due to higher income before taxes. The decrease in effective tax rate in 2012 was primarily attributable to favorable changes in low income housing tax credit investments.
The Company’s investment in affordable housing decreased tax expense in 2013, as low income housing credits earned exceeded the equity adjustment related to the affordable housing investments. The Company’s investments in affordable housing decreased tax expense in 2012, as low income housing credits earned exceeded the equity adjustment related to the affordable housing investments and the recapture of previously recognized tax credits. In 2013, tax credits earned exceeded equity adjustments by $0.8 million or 2% of income before tax. In 2012, the effect of the investments in affordable housing on the effective tax rate was a tax benefit of $0.4 million or 1% of income before tax. This was the result of $0.5 million in tax credits earned in excess of equity adjustments, partially offset by $0.1 million of recapture of previously recognized tax credits.
The Company establishes contingent tax assets or liabilities, when appropriate, to provide for potential challenges by taxing jurisdictions. The Company did not have any change in the tax contingency in 2013 or 2012.

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

Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the years ended December 31.

	2013	2012	2011
Insurance revenues:
Net premiums	$60,369	$16,885	$10,320
Contract charges	113,454	99,894	101,061
Total insurance revenues	173,823	116,779	111,381
Investment revenues:
Net investment income	157,580	163,706	164,595
Net realized investment gains, excluding other-than-temporary impairment losses	4,680	20,714	5,184
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,031)	(2,491)	(2,832)
Portion of impairment losses recognized in other comprehensive income (loss)	(73)	809	930
Net other-than-temporary impairment losses recognized in earnings	(1,104)	(1,682)	(1,902)
Total investment revenues	161,156	182,738	167,877
Other revenues	9,847	9,196	10,110
Total revenues	344,826	308,713	289,368

Policyholder benefits	136,114	86,627	81,859
Interest credited to policyholder account balances	79,294	82,043	83,446
Amortization of deferred acquisition costs	20,440	14,712	21,645
Operating expenses	71,267	70,711	63,700
Total benefits and expenses	307,115	254,093	250,650

Income before income tax expense	37,711	54,620	38,718

Income tax expense	12,379	17,762	13,107

Net income	$25,332	$36,858	$25,611
The net income for this segment in in 2013 was $25.3 million, compared to $36.9 million in 2012 and $25.6 million in 2011. The largest factor in the decline was $15.5 million of lower net realized investment gains in 2013. Other factors contributing to the decline were lower net investment income, along with increases in operating expenses and amortization of deferred acquisition costs. Partially offsetting these changes was a decrease in interest credited to policyholder account balances. In addition, a $43.5 million increase in net premiums was largely offset by a $49.5 million increase in policyholder account balances, primarily related to the conversion of fixed deferred annuity products. Additional information on these items is presented below.

The Individual Insurance segment is central to the Company’s overall performance and produced 58% of consolidated insurance revenues for the year ended December 31, 2013, compared to 49% for the years ended December 31, 2012 and 2011. In addition, this segment also provided 86% of consolidated net income for the year ended December 31, 2013; 93% for the year ended December 31, 2012; and, 98% for the year ended December 31, 2011.
Total insurance revenues increased $57.0 million or 49% in 2013 compared to a $5.3 million or 5% increase in 2012 compared to the same periods one year earlier. In 2013, gross premiums increased 74%, contract charges increased 14%, and reinsurance ceded was essentially flat. In 2012, gross premiums increased 9%, contract charges decreased 1%, and reinsurance ceded decreased 4%.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the three years ended December 31. New premiums are also detailed by product.

	2013	% Change	2012	% Change	2011
New premiums:
Individual life insurance	$4,801	3%	$4,640	(6)%	$4,934
Immediate annuities	55,892	348%	12,470	82%	6,860
Total new premiums	60,693	255%	17,110	45%	11,794
Renewal premiums	42,044	—%	41,934	(1)%	42,359
Total premiums	102,737	74%	59,044	9%	54,153
Reinsurance ceded	(42,368)	—%	(42,159)	(4)%	(43,833)
Net premiums	$60,369	258%	$16,885	64%	$10,320
Total premiums for this segment increased $43.7 million or 74% in 2013, following a $4.9 million or 9% increase in 2012. Total new premiums increased $43.6 million in 2013, primarily due to a $43.4 million increase in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums and the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $42.4 million during 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Total renewal premiums were essentially flat in 2013 compared to 2012. Total new premiums increased $5.3 million or 45% in 2012, resulting from higher sales of immediate annuities. Total renewal premiums decreased $0.4 million or 1% in 2012 relative to the prior year, due to lower renewals of immediate annuities and individual accident and health products.
The following table provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2013	% Change	2012	% Change	2011
New deposits:
Universal life insurance	$17,627	42%	$12,388	11%	$11,159
Variable universal life insurance	1,429	154%	563	(32)%	834
Fixed annuities	46,040	(19)%	56,788	(8)%	62,060
Variable annuities	19,791	10%	18,039	11%	16,291
Total new deposits	84,887	(3)%	87,778	(3)%	90,344
Renewal deposits	154,614	10%	140,054	(2)%	143,611
Total deposits	$239,501	5%	$227,832	(3)%	$233,955
Total new deposits declined $2.9 million or 3% in 2013, compared to a $2.6 million or 3% decline in 2012. The decline in 2013 resulted from a $10.7 million decrease in new fixed annuity deposits. Partially offsetting this, new universal life deposits increased $5.2 million, new variable universal life deposits increased $0.9 million, and new variable annuity deposits increased $1.8 million. The decline in 2012 was due to a decrease in new fixed deferred annuities. Partially offsetting this decline were increases in new universal life and variable annuity deposits.
Total renewal deposits increased $14.6 million or 10% in 2013, following a $3.6 million or 2% decline in 2012. The reinsurance transaction on variable products increased renewal deposits $20.0 million in 2013. Excluding this transaction, renewal deposits decreased $5.4 million or 4%. This reflected a $2.6 million decline in fixed annuity renewal deposits, a $1.3 million decrease in variable annuity renewal deposits, a $0.9 million decrease in universal life renewal deposits, and a $0.6 million decline in variable universal life renewal deposits. The decrease in 2012 was largely due to declines in fixed deferred annuity and variable annuity renewal deposits. The improvement in 2011 was due to an increase in fixed deferred annuity renewals.
Contract charges increased $13.6 million or 14% in 2013, versus a $1.2 million or 1% decline in 2012, compared to the same periods one year earlier. The increase in 2013 was largely due to the reinsurance transaction on variable products. This transaction contributed $13.0 million to contract charges. Excluding this transaction, contract charges increased $0.6 million or 1%, as a $1.3 million increase in reserve loads was partially offset by a $0.8 million decrease in cost of insurance charges. The decline in 2012 was due to several factors. First, cost of insurance charges decreased, largely due to the runoff of closed blocks. Second, a decrease in expense loads resulted from increased sale of products with lower expense loads in 2012 than the prior year. Third, surrender charges declined reflecting lower surrenders on universal life products. Finally, the amortization of deferred revenue increased due to a system upgrade during 2011 that led to enhanced reinsurance modeling capabilities.
As previously mentioned, the Company has both closed blocks and ongoing blocks of business. Total contract charges on closed blocks comprised 41% of total consolidated contract charges during 2013, compared to 35% in 2012. Total contract charges on closed blocks increased 34% from $34.8 million in 2012 to $46.6 million in 2013. This increase can be attributed to the reinsurance transaction, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 30% of total consolidated contract charges during 2013 compared to 35% during 2012. This decline reflects the runoff of the business. Total contract charges on open blocks of business increased 3% in 2013 compared to 2012.
The Company unlocked assumptions impacting the deferred revenue liability in both 2013 and 2012 due to changes in the interest and mortality margins. This unlocking resulted in a decrease to the deferred revenue liability and an increase to contract charges of $1.1 million and $1.8 million in 2013 and 2012, respectively.
Net investment income decreased $6.1 million in 2013 and $0.9 million in 2012. These declines reflected an increase in average invested assets that was more than offset by lower yields earned.
Policyholder benefits increased $49.5 million or 57% in 2013 compared to a $4.8 million or 6% increase in 2012. This increase resulted from a $38.4 million increase in reserves, a $9.5 million or 17% increase in death benefits, net of reinsurance, and a $2.2 million or 6% increase in other benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was $42.4 million in new immediate annuity premiums resulting from conversions of fixed deferred annuities. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and an increase in premiums results in an increase to reserves on a comparative basis. Also, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for more precise calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.3 million. The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income. In addition, the change in the fair value of the GMWB rider resulted in a $2.7 million decrease in benefit and contract reserves. Also, the recapture of a block of previously reinsured policies in the second quarter of 2012 increased benefit and contract reserves with no corresponding increase in 2013. The increase in other benefits was primarily due to higher supplementary contract and immediate annuity payments.
The largest factor in the 2012 policyholder benefits results was an increase in benefit and contract reserves. This increase was the result of several factors, including: higher immediate annuity premiums; the recapture of a block of policies in the second quarter of 2012; impacts resulting from changes and refinements that the Company made to its reserving systems in 2011; and, the change in the value of the GMWB rider liability. Partially offsetting these changes were decreases in death benefits, net of reinsurance; supplementary contract payments; and, policy dividends and coupons.
Interest credited to policyholder account balances decreased $2.7 million or 3% in 2013 and $1.4 million or 2% in 2012. The decline in 2013 reflected lower policyholder account balances and a decline in crediting rates compared to 2012. In 2012, an increase in total policyholder account balances was more than offset by a decline in crediting rates.
The amortization of DAC increased $5.7 million or 39% in 2013, following a decrease of $6.9 million or 32% in 2012. The largest factor of the increase in 2013 was the amortization of the DAC asset that was established from the reinsurance transaction. This transaction added $3.6 million to amortization in 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $2.1 million or 15% in 2013. This increase was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.2 million in 2013, compared to an unlocking adjustment that decreased DAC amortization $1.3 million in 2012. As indicated above, the Company also had a refinement in its reserve method for new traditional life insurance issues in 2013 that impacts the amortization for each quarter. This change increased DAC amortization approximately $0.9 million in 2013. However, this change in reserve method had virtually no impact to the net income.

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
Operating expenses increased $0.6 million or 1% in 2013 and $7.0 million or 11% in 2012. The increase in 2013 was primarily due to higher employee salaries and employee benefit costs, consulting fees, and fees related to the servicing arrangement on the block of policies acquired from American Family. Partially offsetting these were decreases in depreciation expense, legal fees, and amortization of VOBA, as discussed below. The 2012 results reflected increased salaries and employee benefit costs, legal fees, depreciation expense, and amortization of VOBA. These were partially offset by a decline in the amount charged to allowance for doubtful accounts for agent receivables.

The amortization of VOBA decreased $1.7 million or 25% in 2013 compared to a $1.5 million or 28% increase in 2012. The 2013 decline was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased VOBA amortization $0.9 million in 2013, compared to an unlocking adjustment that increased VOBA amortization of $2.4 million in 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million. The increase in VOBA amortization in 2012 was also largely due to unlocking. Unlocking increased VOBA amortization $2.4 million in 2012, compared to an increase of $0.9 million in 2011.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2013	2012	2011
Insurance revenues:
Net premiums	$53,021	$48,823	$49,684
Total insurance revenues	53,021	48,823	49,684
Investment revenues:
Net investment income	488	524	547
Other revenues	147	145	149
Total revenues	53,656	49,492	50,380

Policyholder benefits	29,144	26,803	27,777
Operating expenses	23,702	23,699	23,675
Total benefits and expenses	52,846	50,502	51,452

Income (loss) before income tax expense (benefit)	810	(1,010)	(1,072)

Income tax expense (benefit)	284	(354)	(375)

Net income (loss)	$526	$(656)	$(697)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the three years ended December 31. New premiums are also detailed by product.

	2013	% Change	2012	% Change	2011
New premiums:
Group life insurance	$2,960	20%	$2,459	26%	$1,951
Group dental insurance	8,330	83%	4,553	13%	4,018
Group disability insurance	6,162	(12)%	6,996	(21)%	8,819
Other group insurance	84	(36)%	132	(6)%	141
Total new premiums	17,536	24%	14,140	(5)%	14,929
Renewal premiums	48,842	2%	47,861	3%	46,279
Total premiums	66,378	7%	62,001	1%	61,208
Reinsurance ceded	(13,357)	1%	(13,178)	14%	(11,524)
Net premiums	$53,021	9%	$48,823	(2)%	$49,684
This segment uses direct sales representatives managed by the home office group marketing division, independent third-party distributors, and the Company's agent and general agent field force. Sales from internal producers accounted for 74% of this segment's total sales during 2013, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group premiums increased $3.4 million or 24% in 2013 compared with the prior year. The increase in 2013 reflected a $3.8 million or 83% increase in dental premiums, a $0.5 million or 20% increase in group life sales, and a $0.3 million or 19% increase in long-term disability premiums. These sales were partially offset by a $1.1 million or 21% decrease in short-term disability sales. New dental premiums continue to benefit from expanded marketing and improved pricing of the dental product during 2013. New group premiums decreased $0.8 million or 5% in 2012 compared with 2011. This was primarily due to a $1.8 million or 21% decrease in new group disability premiums. Partially offsetting this decline were increases of $0.5 million or 26% in new group life premiums and a $0.5 million or 13% increase in new group dental premiums.
This segment has the opportunity to consider new distribution channels, which may offer growth potential for sales. These alternative channels may offer unique or one-time opportunities from the segment's ongoing sales channels and may open new markets for the segment. These arrangements are often heavily reinsured, which reduces overall exposure to the group lines. In addition, the segment may receive administrative fee revenue on those sales.
Renewal premiums increased $1.0 million or 2% in 2013 compared with 2012. Renewal premium increases in 2013 were $0.6 million or 8% in group life and $0.7 million or 5% in the disability lines. These were partially offset by a $0.3 million or 2% decrease in the dental line. Renewal premiums can be impacted by the Company’s reassessment of the profitability of specific individual group performance and are also impacted by competition from other insurers. In 2012, renewal premiums increased $1.6 million or 3% compared with 2011, reflecting an increase in disability renewal premiums of $3.8 million or 34%. Partially offsetting this was a $1.8 million decrease in dental renewal premiums.
This segment uses reinsurance in several of its product lines to help mitigate risk and to allow for a higher level of volume of sales and profitability. The disability products offered by this segment have significant reinsurance, while the segment does not reinsure its dental products. Reinsurance ceded premiums were $13.4 million in 2013, an increase of $0.2 million or 1% compared with 2012. Reinsurance ceded premiums in 2012 totaled $13.2 million, an increase of $1.7 million or 14% compared with 2011. The increase in 2012 largely reflected reinsurance growth in the segment's group life and disability products.
Policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Policyholder benefits increased $2.4 million or 9% in 2013 compared with the prior year. This result was largely the result of a $1.8 million increase in dental benefits and a $0.6 million increase in group life benefit payments. The increased sales in the group dental line drove the increase in benefits. This segment generally incurs higher dental benefits on new groups and generally attempts to price the products with certain benefit expectations. However, when actual results exceed expectations, price adjustments are made in subsequent renewal years. In 2012, policyholder benefits decreased $1.0 million compared with 2011. The 2012 results reflected decreased benefits in both the group dental and group life product lines, which more than offset increases in the disability product lines.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. The overall ratio for the group segment was 55% in both 2013 and 2012, and it was 56% in 2011. The group dental and group life policyholder benefit ratios decreased in both 2013 and 2012.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, as well as expenses from the segment's operations. Operating expenses for this segment were flat in both 2013 and 2012 compared to the same periods one year earlier.
One of the key focus points for this segment is on improving profitability through enhanced technology with both its customers and sales force. This segment remains focused to find and deliver more effective electronic and automated support through interactive delivery sites and also to deliver more effective customer support to the companies that make up the group network. Further, this segment has a unique opportunity and challenge to improve performance as the Affordable Care Act (ACA) continues to unfold. The ACA law is evolving and the dental and vision lines are directly affected by these new and complex set of laws. This segment is on track to be fully ACA compliant in-time for the 2015 enrollments but the challenge to address these ever-evolving changes is difficult. The segment believes that the ACA is specifically drafted to support this segment's customer base, that being small employer groups. These small employers rely heavily on brokers to support them, especially during uncertain and challenging times.
Old American
The following table presents financial data of the Old American business segment for the years ended December 31.

	2013	2012	2011
Insurance revenues:
Net premiums	$73,535	$70,773	$67,869
Total insurance revenues	73,535	70,773	67,869
Investment revenues:
Net investment income	11,672	11,924	12,086
Net realized investment gains (losses), excluding other-than-temporary impairment losses	325	(560)	(33)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1)	(35)	(120)
Portion of impairment losses recognized in other comprehensive income (loss)	(28)	(1)	13
Net other-than-temporary impairment losses recognized in earnings	(29)	(36)	(107)
Total investment revenues	11,968	11,328	11,946
Other revenues	3	13	15
Total revenues	85,506	82,114	79,830
Policyholder benefits	46,736	46,748	46,177
Amortization of deferred acquisition costs	16,788	13,330	12,321
Operating expenses	16,048	16,151	19,280
Total benefits and expenses	79,572	76,229	77,778
Income before income tax expense	5,934	5,885	2,052
Income tax expense	2,225	2,220	833
Net income	$3,709	$3,665	$1,219

Net income for this segment totaled $3.7 million in both 2013 and 2012. The 2013 results reflected increases in premiums and net realized investment gains, along with a decrease in benefit and contract reserves. These were offset by increases in death benefits, net of reinsurance, and amortization of DAC. Net income in 2012 was $2.4 million greater than 2011. The increase in net income for 2012 was due to an increase in premiums and a decrease in operating expenses. Partially offsetting these items were realized investment losses, along with increases in policyholder benefits and amortization of deferred acquisition costs.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the three years ended December 31.

	2013	% Change	2012	% Change	2011
New individual life premiums	$12,983	—%	$12,920	5%	$12,288
Renewal premiums	62,285	4%	59,819	3%	57,896
Total premiums	75,268	3%	72,739	4%	70,184
Reinsurance ceded	(1,733)	(12)%	(1,966)	(15)%	(2,315)
Net premiums	$73,535	4%	$70,773	4%	$67,869

Total new premiums were flat in 2013 compared with the same period one year earlier. However, new premiums in 2012 increased 5% versus 2011. Renewal premiums on the traditional life business totaled $61.5 million, a $2.6 million increase versus the prior year. New sales growth has slowed in 2013, due to lower agent productivity and agent turnover. However, this segment has experienced an increase in renewal premiums, which is the result of growth in new sales in prior periods. Old American continues to focus on the recruitment and development of new agencies and agents. This segment has aggressively managed territories assigned to agencies and has emphasized recruiting to improve production of new sales. This effort has also identified opportunities for this segment to expand its distribution efforts into market locations where it has either not had a presence or had a very limited presence in the recent past. Finally, Old American is also focused on maintaining and enhancing its products with the intent of keeping affordable and relevant products available to its customers.

Net investment income decreased $0.3 million or 2% in 2013 and decreased $0.2 million or 1% in 2012 compared with the results from the same periods one year earlier. While average invested assets increased in both years, the overall portfolio yields declined, reflecting the rates available in the fixed income market place. In addition, Old American had a net realized investment gain of $0.3 million in 2013, compared to a net realized investment loss of $0.6 million in 2012. The increase in 2013 was largely from the call of certain investments.

Policyholder benefits were flat in 2013 compared with 2012. Net death benefits increased in 2013, reflecting less favorable mortality results and an increase in the overall block of business. While mortality remains within pricing assumptions, the increase in death benefits, in part, reflects the growth of sales in recent years. In addition, the Company changed its reserving methodology for new issues at the beginning of 2013. This refinement allows for more precise calculations of the reserve liability and reduced benefit and contract reserves by $2.8 million in 2013. However, this item was virtually offset by a corresponding increase in the amortization of DAC. Policyholder benefits increased $0.6 million or 1% in 2012. This increase was largely due to an increase in benefit and contract reserves, which was partially offset by a decrease in death benefits, net of reinsurance. The Company's mortality experience was favorable compared to the prior year. The increase in reserves was largely attributed to the increase in both sales and retention of business.

The Company identifies the policyholder benefit ratio to measure comparability of improvement in revenue results to changes in contract benefits. This ratio is derived by dividing policyholder benefits, net of reinsurance, by total revenues excluding realized investment gains and losses and has remained relatively consistent over the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Total revenue	$85,506	$82,114	$79,830
Less: Realized investment gains (losses)	296	(596)	(140)
Revenue excluding realized investment gains (losses)	85,210	82,710	79,970

Policyholder benefits	46,736	46,748	46,177

Policyholder benefit ratio	55%	57%	58%

The amortization of DAC increased $3.5 million or 26% in 2013 compared with the prior year. However, the change in reserve methodology, as described above, accounted for $2.6 million of the increase in 2013. The amortization of DAC increased $1.0 million or 8% in 2012 and $0.3 million or 2% in 2011. The increase in 2012 was primarily the result of a refinement in assumptions that occurred in the previous year that decreased the amortization in 2011.

Operating expenses decreased $0.1 million or 1% in 2013 compared with the prior year. Operating expenses decreased 16% in 2012 versus 2011. The reduction in expenses in 2012 was due to several factors. First, VOBA from the traditional life insurance block that was established at the time of purchase became fully amortized at December 31, 2011. This resulted in a decrease of VOBA amortization in 2012 compared to 2011. In addition, there was a reduction in agent meeting costs in 2012 relative to the prior year. Partially offsetting these decreases, capitalized commissions increased $1.1 million as a result of the implementation of ASU No. 2012-26. This new accounting pronouncement impacted the way companies capitalized commission and sales related activities.
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
The following table provides asset class detail of the investment portfolio at December 31. Fixed maturity and equity securities represented 75% and 76% of the entire investment portfolio at December 31, 2013 and 2012.

	2013	% of Total	2012	% of Total
Fixed maturity securities	$2,618,620	74%	$2,788,141	75%
Equity securities	34,386	1%	20,061	1%
Mortgage loans	629,256	18%	674,034	18%
Real estate	142,536	4%	124,742	3%
Policy loans	83,518	2%	77,133	2%
Short-term investments	40,712	1%	24,902	1%
Other investments	1,247	—	2,572	—
Total	$3,550,275	100%	$3,711,585	100%
The Company identifies fixed maturity securities available for sale by using actual or equivalent Standard & Poor's ratings. The Company had 93% of its fixed maturity securities available for sale above investment grade at December 31, 2013, compared with 94% one year earlier.
The fair value of fixed maturity securities with unrealized losses was $625.9 million at December 31, 2013, compared with $130.4 million one year earlier. The increase primarily reflected the rise in interest rates during 2013. Ninety-one percent of security investments with an unrealized loss were investment grade and accounted for 90% of the total unrealized losses. One year earlier, 76% of securities with an unrealized loss were investment grade and accounted for 59% of the total unrealized losses. At December 31, 2013, the Company had unrealized losses on fixed maturity and equity securities of $33.9 million and were offset by $158.3 million in gross unrealized gains. At December 31, 2012, the Company had $11.2 million in gross unrealized losses on fixed maturity and equity securities, offset by $280.7 million in gross unrealized gains. At December 31, 2013, 76% of the fixed maturity and equity securities portfolio had unrealized gains, a decline from 95% at December 31, 2012. The decline largely reflects an overall increase in interest rates during 2013. The Company had an increase in unrealized losses in most categories from year-end 2012 to year-end 2013 due to an increase in market interest rates during 2013. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $26.2 million or 77% of the security values in a gross loss position at December 31, 2013. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $10.6 million at December 31, 2012 to $7.6 million at December 31, 2013.

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2013.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$578,006	$553,790	$24,216
Unrealized losses of 20% or less and greater than 10%	40,186	34,087	6,099
Subtotal	618,192	587,877	30,315
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	9,047	6,993	2,054
Twelve months or greater	908	680	228
Total investment grade	9,955	7,673	2,282
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	173	131	42
Total below investment grade	173	131	42
Unrealized losses greater than 20%	10,128	7,804	2,324
Subtotal	628,320	595,681	32,639

Securities owned with realized impairment:
Unrealized losses of 10% or less	41,367	40,125	1,242
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	41,367	40,125	1,242
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	—	—	—
Subtotal	41,367	40,125	1,242
Total	$669,687	$635,806	$33,881

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2012.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$72,980	$72,154	$826
Unrealized losses of 20% or less and greater than 10%	40,283	34,300	5,983
Subtotal	113,263	106,454	6,809
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	500	408
Total investment grade	908	500	408
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	173	98	75
Total below investment grade	173	98	75
Unrealized losses greater than 20%	1,081	598	483
Subtotal	114,344	107,052	7,292

Securities owned with realized impairment:
Unrealized losses of 10% or less	14,803	14,050	753
Unrealized losses of 20% or less and greater than 10%	2,289	1,928	361
Subtotal	17,092	15,978	1,114
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	10,377	7,629	2,748
Total below investment grade	10,377	7,629	2,748
Unrealized losses greater than 20%	10,377	7,629	2,748
Subtotal	27,469	23,607	3,862
Total	$141,813	$130,659	$11,154
At December 31, 2013, 93% of the unrealized losses were less than 20% of the amortized cost, compared to 71% at December 31, 2012.
The three classes of investments with the largest amount of unrealized losses at December 31, 2013 were from the industrial sector, the consumer sector, and the other sector. The other sector is largely composed of asset-backed securities. The fair value in these three sectors contains several of the more price-challenged and illiquid investments. The Company performs present value calculations of future cash flow projections for many of these investments to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as defined in Note 4 - Investments. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at December 31, 2013.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$21,794	4%	$1,206	4%
AA	112,762	18%	5,668	18%
A	214,381	34%	9,179	29%
BBB	220,890	35%	12,294	39%
Total investment grade	569,827	91%	28,347	90%
BB	13,350	2%	1,650	5%
B and below	42,767	7%	1,438	5%
Total below investment grade	56,117	9%	3,088	10%
	$625,944	100%	$31,435	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at year-end 2013 were 40% of the total, compared to 32% at year-end 2012. More of these securities moved into the below investment grade category during 2013 due to ratings downgrades associated with the underlying loans.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 24 and 21 non-U.S. Agency mortgage-backed securities that were determined to have such indications at December 31, 2013 and December 31, 2012, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

	2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.5%	35%	41%	16.0%	30.0%
2004	1.0%	6.9%	35%	51%	8.0%	20.0%
2005	3.9%	13.2%	40%	64%	6.0%	18.0%
2006	5.7%	7.5%	35%	85%	8.0%	16.0%
2007	11.4%	11.4%	52%	52%	8.0%	8.0%

	2012
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	4.6%	35%	56%	16.0%	28.0%
2004	1.0%	6.8%	35%	53%	8.0%	18.0%
2005	4.7%	15.1%	40%	74%	6.0%	15.0%
2006	5.9%	6.2%	49%	90%	8.0%	16.0%
2007	10.5%	10.5%	58%	58%	8.0%	8.0%
The determination of any amount of impairment that is due to credit for loan-backed and similar asset-backed securities is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's invested assets were in these types of investments at December 31, 2013 and 2012.
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

The following tables divide these investment types among vintage and credit ratings at December 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$12,641	$12,178	$463
2004	8,939	8,808	131
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	21,580	20,986	594
Below investment grade:
Vintage 2003 and earlier	—	—	—
2004	36,094	34,718	1,376
2005	63,398	63,873	(475)
2006	5,884	4,906	978
2007	3,787	3,609	178
Total below investment grade	109,163	107,106	2,057
Other structured securities:
Investment grade	52,560	53,410	(850)
Below investment grade	15,323	16,509	(1,186)
Total other	67,883	69,919	(2,036)
Total structured securities	$198,626	$198,011	$615

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2012.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$19,426	$18,667	$759
2004	26,163	25,186	977
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	45,589	43,853	1,736
Below investment grade:
Vintage 2003 and earlier	—	—	—
2004	31,415	30,760	655
2005	75,636	78,334	(2,698)
2006	7,369	6,536	833
2007	4,359	4,209	150
Total below investment grade	118,779	119,839	(1,060)
Other structured securities:
Investment grade	65,481	67,250	(1,769)
Below investment grade	2,559	2,378	181
Total other	68,040	69,628	(1,588)
Total structured securities	$232,408	$233,320	$(912)

[1]	This chart accounts for all vintages owned by the Company.
Total unrealized gains on non-U.S. Agency structured securities were $0.6 million at December 31, 2013, compared to an unrealized loss of $0.9 million at December 31, 2012. Total unrealized gains and losses on these securities as a percent of total amortized cost was less than 1% in 2013 and 2012.
The Company has written down certain investments in previous periods. Securities written down and still owned at December 31, 2013 had a fair value of $118.1 million with a net unrealized gain of $3.5 million, which compares to the December 31, 2012 fair value of $132.3 million and a net unrealized gain of $1.1 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during 2013 or 2012.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at December 31, 2013. Approximately 68% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at December 31, 2013. The Company has no holdings in European sovereign debt and all investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at December 31, 2013 was $233.2 million with a net unrealized gain of $4.8 million. This compares to a fair value of $238.9 million with a net unrealized gain of $17.9 million at December 31, 2012.
The Company did not have any material direct exposure to financial guarantors at December 31, 2013 or December 31, 2012. The Company's indirect exposure to financial guarantors totaled $28.0 million, which was 1% of the Company's investments at December 31, 2013. The unrealized gains on these investments totaled $2.3 million at December 31, 2013. The Company’s indirect exposure to financial guarantors at December 31, 2012 totaled $34.7 million, which was 1% of the Company’s investment assets. Total unrealized gains on these investments totaled $3.3 million at December 31, 2012.

The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 18% of total invested assets at both December 31, 2013 and 2012. Real estate investments were 4% and 3% of total invested assets at December 31, 2013 and 2012, respectively. Policy loans and short-term investments comprised 4% and 3% of total invested assets at December 31, 2013 and 2012, respectively.
Investments in mortgage loans totaled $629.3 million at December 31, 2013 ($674.0 million - December 31, 2012). The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.3 million at both December 31, 2013 and December 31, 2012. For additional information on the Company’s mortgage loan portfolio, please see Note 4 - Investments.

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
Net cash provided by operating activities was $56.8 million in the year ended December 31, 2013. The primary sources of cash from operating activities in 2013 were premium receipts and net investment income. The primary uses of cash from operating activities in 2013 were for the payment of policyholder benefits and operating expenses. Net cash used for investing activities was $18.8 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $414.5 million. Offsetting these, the Company's new investments totaled $382.4 million and the reinsurance transaction used $34.3 million. Net cash used by financing activities was $36.9 million, primarily including $36.8 million of withdrawals, net of deposits, from interest sensitive policyholder account balances, and reflecting the payment of $11.9 million in stockholder dividends.
Separate Accounts
At December 31, 2013, the Company had $393.4 million in separate account assets.  This was an increase of $53.3 million from $340.1 million at December 31, 2012.  Improved investment performance of the funds increased separate accounts by $69.5 million, versus an increase of $43.4 million in 2012.  Deposits in separate accounts increased to $36.5 million in 2013 from $33.7 million in 2012. Policyholder withdrawals decreased $0.6 million to $35.2 million in 2013 from $35.8 million in 2012.  Transfers to the general account totaled $4.3 million in 2013 and $5.1 million in 2012. In addition, contract charges increased to $13.1 million in 2013 from $12.8 million in 2012.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2013 and 2012 there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at December 31, 2013 or 2012. These lines of credit will mature in June of 2014. The Company anticipates renewing these lines of credit as they come due.
Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities.
The following table shows the capital adequacy of the Company at December 31.

	2013	2012
Total assets, excluding separate accounts	$4,121,250	$4,185,652
Total stockholders' equity	725,404	750,401
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%

The ratio of equity to assets less separate accounts was 18% at both December 31, 2013 and December 31, 2012. Stockholders’ equity decreased $25.0 million from year-end 2012. The decrease was largely due to other comprehensive losses, reflecting a decrease in net unrealized gains compared to 2012. Stockholders’ equity per share, or book value, equaled $66.13 at year-end 2013, a 2% decrease for the year.
Unrealized gains on available for sale securities, which are included as part of accumulated comprehensive income and as a component of stockholders’ equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $52.5 million at December 31, 2013. This represents a decrease of $54.7 million from the $107.2 million unrealized investment gain position at December 31, 2012.
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
During the year ended December 31, 2013, the Company purchased 1,274 shares and sold 774 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 24,527 shares of the Company's stock at December 31, 2013.
The stock repurchase program was extended by the Board of Directors through January 2015 to permit the purchase of up to one million of the Company’s shares on the open market. During 2013, the Company purchased 63,518 of its shares under the stock repurchase program for $2.7 million (2012 – 96,697 shares for $3.2 million).
On January 27, 2014, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 12, 2014 to stockholders of record at February 6, 2014. On December 4, 2012, the Company declared a special stockholder dividend of $0.27 per share. This dividend was paid on December 21, 2012. The dividend reflected the strong earnings results in 2012 and was in addition to the dividends paid quarterly through 2012.
The Company cannot predict whether current legislative activities will have a significant impact on the ongoing operations of the Company.

Contractual Obligations
The following table summarizes (in millions) the Company’s contractual obligations by due date, expiration date, or projected dates as of December 31, 2013. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment, but which may include policyholder options that require assumptions to be made to project future cash flows.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings [1]	$—	$—	$—	$—	$—
Operating lease obligations [2]	14.0	2.8	3.9	2.8	4.5
Purchase obligations [3]	0.9	0.9	—	—	—
Mortgage loan commitments [4]	2.5	2.5	—	—	—
Annuity certain contracts [5]	51.6	11.5	16.4	10.5	13.2
Deferred annuity contracts with life contingencies [6]	1,027.2	91.7	176.9	166.6	592.0
Life insurance liabilities [6]	1,927.6	211.3	409.1	384.8	922.4
Total contractual obligations	$3,023.8	$320.7	$606.3	$564.7	$1,532.1

[1]	The Company had no outstanding borrowings at December 31, 2013.

[2]	The Company leases its mainframe computer and certain related support equipment.

[3]	Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services and where the Company has received goods and services but not yet paid for them.

[4]	The Company's mortgage loan commitments provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days.

[5]
Annuity certain contracts are those insurance liabilities (included in future policy benefits and policyholder account balances on the balance sheet) which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts, and structured settlements.

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

Minimum Rate Guarantees
The Company’s rate guarantees for those products with minimum crediting rate provisions are identified in the table below. The guaranteed minimum crediting rate has been reduced over time on new products being sold, consistent with the declining interest rate environment. The actual interest rate credited to these products may be greater than the guaranteed rates, particularly for products having been sold more recently and within the lower guaranteed rate categories. Approximately 87% and 86% of total policyholder account balances were at the minimum guaranteed rate as of December 31, 2013 and December 31, 2012, respectively.

	December 31, 2013
	Fixed Deferred Annuities	Universal Life	Variable Life and Annuities	Supplemental Contracts and Annuities NILC	Total
0% to 1%	$112,144	$—	$630	$5,391	$118,165
Greater than 1% to 3%	403,567	180,279	90,898	20,660	695,404
Greater than 3% to 4%	444,314	300,449	6,491	19,679	770,933
Greater than 4%	67,131	438,685	—	5,894	511,710
Total	$1,027,156	$919,413	$98,019	$51,624	$2,096,212

	December 31, 2012
	Fixed Deferred Annuities	Universal Life	Variable Life and Annuities	Supplemental Contracts and Annuities NILC	Total
0% to 1%	$73,097	$—	$406	$4,434	$77,937
Greater than 1% to 3%	435,705	141,619	60,453	21,063	658,840
Greater than 3% to 4%	476,315	333,427	11,214	22,172	843,128
Greater than 4%	84,406	457,039	—	6,652	548,097
Total	$1,069,523	$932,085	$72,073	$54,321	$2,128,002

Fixed Deferred Annuity Contracts
Fixed deferred annuities typically involve single-payment deposits that accumulate over time through interest credited, and these contracts also typically provide the right to make additional, renewal deposits. The timing and magnitude of outgoing cash flows from these contracts is dependent upon many factors, primarily due to contract owner rights to surrender or annuitize the policy value during the term of the contract and benefit options that are provided upon death. The Company makes estimates and projections of future cash flows on fixed deferred annuities based upon the economic environment, ranges of future economic changes, and historical contract holder behavior.

The term of the contract is dependent upon the individual needs and decisions of contract owners up to and including the time of contractual maturity. The maturity of the contract is typically determined by a combination of the duration of ownership of the contract and the annuity owner’s age. Deferred annuity contract owners with upcoming annuity maturities receive communication from the Company regarding the various maturity settlement options that are available in the contract. The communication can result in extension of the contract maturity date, surrender of the contract prior to maturity, or conversion of the contract to other contract or policy types. Conversions typically involve payment of the contract value over time and often with life contingencies.
The following table provides deferred annuity contract values within maturity date ranges. The values and date ranges provided below do not represent the Company’s expected outflow of funds from these policies, as projected cash flows from deferred annuity contracts are included in a table presented earlier in this Contractual Obligations section.

	2013	% of Total	2012	% of Total
One year or less	$133,530	13%	$226,056	21%
Two years	61,629	6%	60,288	6%
Three years	30,815	3%	36,111	4%
Four Years	30,815	3%	33,240	3%
Five Years	41,086	4%	35,528	3%
Six years or more	729,281	71%	678,300	63%
Total	$1,027,156	100%	$1,069,523	100%

Fixed deferred annuity contracts typically also contain provisions for charges to be paid by contract holders if the policy is surrendered within a fixed period of time after purchase. The surrender charge typically declines on an annual basis during an initial term of typically 10 or fewer years. The magnitude of any surrender charge applicable to a contract is believed to impact policyholder behavior and the timing of future cash flows. The following table provides the policy values for fixed deferred annuities by summary ranges of applicable surrender charges, as of December 31, 2013 and 2012.

	2013	% of Total	2012	% of Total
None	$677,923	66%	$727,276	68%
Less than 5%	61,629	6%	96,257	9%
5% and greater	287,604	28%	245,990	23%
Total	$1,027,156	100%	$1,069,523	100%

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
The Company’s investment portfolio decreased from a net unrealized gain position of $269.5 in 2012 to a net unrealized gain of $124.4 million at December 31, 2013. The change was primarily attributable to rising interest rates.
Interest rate risk arises from the price sensitivity of investments to changes in market interest rates. Interest and dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and market values rise. As interest rates rise, the opposite effect occurs. In addition, interest rate risk can result in lower interest spreads on products and low interest rate environments can result in reduced investment income. Both of these results can cause reduced earnings. The risk of reduced earnings from low interest rates can be heightened by prolonged periods of lower product spreads and interest rates.
Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses industry-recognized computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $137.9 million loss of fair value for the $2.6 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $145.2 million increase in fair value.
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
The Company currently holds $233.2 million of foreign bonds, none of which are sovereign debt. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market. The Company has very limited European credit exposure.
As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2013, the Company had a net unrealized investment gain of $52.5 million (net of related taxes, and amounts allocable to policyholder account balances, future policy benefits, and DAC), compared to a $107.2 million gain at year-end 2012. This change was primarily the result of overall decrease in the market value of investment securities.
The Company also invests in certain equity securities and alternative investments, such as hedge funds, that generate equity risk and other forms of market risk. The total fair value of preferred stock investments was $17.2 million and $4.5 million at December 31, 2013 and 2012, respectively. The total fair value of all other equity and alternative investments was $17.2 million and $15.5 million at the same respective dates. The market risks associated with these investments are managed primarily through diversification and selection of investments that have historically exhibited changes in values that are not highly correlated to the Company’s other investments or risk positions.
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
The Company aggregates similar policyholder liabilities into portfolios and then matches specific investments with these liability portfolios. In 2013 and 2012, all of the Company’s portfolios had investment yields that exceeded the crediting rates on the matched liabilities. The Company maintains an investment portfolio with yields in excess of matched liabilities. The Company monitors the risk to portfolio investment margins on an ongoing basis. Should the Company be required to invest at rates that fall below the Company’s minimum guaranteed portfolio rates, the Company would assess the facts and conditions available at that time and develop an appropriate plan to suit that environment.
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

	2014	2015	2016	2017	2018	There- after	Total Principal	Fair Value
Fixed maturity securities:
Corporate bonds currently callable	$1	$—	$—	$—	$—	$3	$4	$4
Average interest rate	6.92%	—	—	—	—	5.96%	6.20%
Residential mortgage-backed securities and CMOs	41	29	24	18	13	67	192	192
Average interest rate	6.21%	6.26%	6.22%	6.18%	6.29%	6.35%	6.27%
All other securities	111	192	155	267	203	1,370	2,298	2,423
Average interest rate	6.17%	4.80%	5.30%	7.17%	5.85%	4.08%	4.84%
Total fixed maturity securities	153	221	179	285	216	1,440	2,494	2,619
Average interest rate	6.19%	4.99%	5.42%	7.11%	5.88%	4.19%	4.95%
Mortgage loans	52	69	72	73	63	300	629	658
Average interest rate	6.28%	6.73%	5.82%	5.45%	5.68%	5.76%	5.87%
Total	$205	$290	$251	$358	$279	$1,740	$3,123	$3,277
Average interest rate	6.21%	5.41%	5.54%	6.77%	5.83%	4.46%	5.14%

Item 8. Financial Statements and Supplementary Data
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	December 31
	2013	2012
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: 2013 - $2,493,618; 2012 - $2,520,466)	$2,618,620	$2,788,141
Equity securities available for sale, at fair value (amortized cost: 2013 - $34,961; 2012 - $18,195)	34,386	20,061
Mortgage loans	629,256	674,034
Real estate	142,536	124,742
Policy loans	83,518	77,133
Short-term investments	40,712	24,902
Other investments	1,247	2,572
Total investments	3,550,275	3,711,585

Cash	8,197	7,026
Accrued investment income	33,795	34,747
Deferred acquisition costs	256,386	176,275
Reinsurance recoverables	191,055	190,613
Property and equipment	17,524	18,343
Other assets	64,018	47,063
Separate account assets	393,416	340,093
Total assets	$4,514,666	$4,525,745

LIABILITIES
Future policy benefits	$910,228	$889,107
Policyholder account balances	2,096,212	2,128,002
Policy and contract claims	36,783	29,813
Other policyholder funds	160,421	155,749
Other liabilities	192,202	232,580
Separate account liabilities	393,416	340,093
Total liabilities	3,789,262	3,775,344

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,989	40,969
Retained earnings	823,408	805,730
Accumulated other comprehensive income	14,170	54,094
Treasury stock, at cost (2013 - 7,527,841 shares; 2012 - 7,463,823 shares)	(176,284)	(173,513)
Total stockholders’ equity	725,404	750,401
Total liabilities and stockholders’ equity	$4,514,666	$4,525,745
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2013	2012	2011
REVENUES
Insurance revenues:
Net premiums	$186,530	$136,089	$127,338
Contract charges	113,454	99,894	101,061
Total insurance revenues	299,984	235,983	228,399
Investment revenues:
Net investment income	169,740	176,154	177,228
Net realized investment gains, excluding other- than-temporary impairment losses	5,005	20,154	5,151
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,032)	(2,526)	(2,952)
Portion of impairment losses recognized in other comprehensive income (loss)	(101)	808	943
Net other-than-temporary impairment losses recognized in earnings	(1,133)	(1,718)	(2,009)
Total investment revenues	173,612	194,590	180,370
Other revenues	9,997	9,354	10,274
Total revenues	483,593	439,927	419,043

BENEFITS AND EXPENSES
Policyholder benefits	211,994	160,178	155,813
Interest credited to policyholder account balances	79,294	82,043	83,446
Amortization of deferred acquisition costs	37,228	28,042	33,966
Operating expenses	110,622	110,169	106,120
Total benefits and expenses	439,138	380,432	379,345

Income before income tax expense	44,455	59,495	39,698

Income tax expense	14,888	19,628	13,565

NET INCOME	$29,567	$39,867	$26,133
COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$(63,538)	$35,088	$43,266
Change in future policy benefits	8,421	(8,562)	(5,721)
Change in policyholder account balances	408	(362)	(162)
Change in benefit plan obligations	14,785	(2,156)	(15,104)
Other comprehensive income (loss)	(39,924)	24,008	22,279

COMPREHENSIVE INCOME (LOSS)	$(10,357)	$63,875	$48,412

Basic and diluted earnings per share:
Net income	$2.69	$3.59	$2.29
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31
	2013	2012	2011

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	40,969	41,101	41,085
Increase (decrease) of proceeds over cost of treasury stock sold	20	(132)	16

End of year	40,989	40,969	41,101

RETAINED EARNINGS
Beginning of year	805,730	780,918	767,126
Net income	29,567	39,867	26,133
Stockholder dividends of $1.08 per share (2012 - $1.35; 2011 - $1.08)	(11,889)	(15,055)	(12,341)

End of year	823,408	805,730	780,918

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of year	54,094	30,086	7,807
Other comprehensive income (loss)	(39,924)	24,008	22,279

End of year	14,170	54,094	30,086

TREASURY STOCK, at cost
Beginning of year	(173,513)	(164,521)	(159,667)
Cost of 64,792 shares acquired (2012 - 107,511 shares; 2011 - 158,694 shares)	(2,782)	(3,979)	(4,868)
Cost of 774 shares sold (2012 - 19,624 shares; 2011 - 954 shares)	11	1,177	14
Immaterial correction (see Note 1)	—	(6,190)	—

End of year	(176,284)	(173,513)	(164,521)

TOTAL STOCKHOLDERS’ EQUITY	$725,404	$750,401	$710,705
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$29,567	$39,867	$26,133
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	5,447	3,926	3,314
Depreciation	4,279	7,236	3,204
Acquisition costs capitalized	(36,709)	(36,919)	(34,140)
Amortization of deferred acquisition costs	37,228	28,042	33,966
Realized investment gains	(3,872)	(18,436)	(3,142)
Changes in assets and liabilities:
Reinsurance recoverables	(442)	(728)	(2,762)
Future policy benefits	33,497	(3,081)	(14,167)
Policyholder account balances	(24,161)	(12,127)	(10,563)
Income taxes payable and deferred	7,589	6,255	7,561
Other, net	4,393	1,208	8,504
Net cash provided	56,816	15,243	17,908

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(261,006)	(338,277)	(235,593)
Equity securities	(13,766)	(5,572)	(106)
Mortgage loans	(72,656)	(178,710)	(132,877)
Real estate	(24,435)	(37,119)	(9,548)
Policy loans	(10,517)	(15,148)	(14,652)
Other investments	—	(507)	(2)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	282,742	300,984	290,719
Equity securities	1,459	22,163	1,453
Mortgage loans	116,680	105,125	85,122
Real estate	370	53,480	—
Policy loans	13,078	18,390	18,558
Other investments	181	8	—
Net sales (purchases) of short-term investments	(15,810)	24,414	(33,603)
Net acquisition of property and equipment	(830)	(793)	(255)
Reinsurance transaction	(34,279)	—	—
Net cash used	(18,789)	(51,562)	(30,784)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2013	2012	2011
FINANCING ACTIVITIES
Proceeds from borrowings	$—	$75,500	$—
Repayment of borrowings	—	(75,500)	—
Deposits on policyholder account balances	239,501	227,832	233,955
Withdrawals from policyholder account balances	(276,327)	(177,674)	(199,960)
Net transfers from separate accounts	5,962	5,082	5,282
Change in other deposits	8,648	(4,342)	(4,231)
Cash dividends to stockholders	(11,889)	(15,055)	(12,341)
Net change in treasury stock	(2,751)	(2,934)	(4,838)
Net cash provided (used)	(36,856)	32,909	17,867

Increase (decrease) in cash	1,171	(3,410)	4,991
Cash at beginning of year	7,026	10,436	5,445
Cash at end of year	$8,197	$7,026	$10,436

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$4	$—
Income taxes	7,590	14,000	8,257
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
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involves ongoing servicing arrangements with American Family during the period that such policies and contracts are transitioned to administration by the Company. This block is included as a component of the Individual Insurance segment.
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
The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances were not recorded as separate accounts on the Company's financial statements. Rather, they are required to be included in American Family's separate account balances. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions. This reinsurance transaction did not have a significant effect on the Company's results of operations or financial condition.
Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Significant estimates required in the preparation

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

of the consolidated financial statements include the fair value of certain invested assets, deferred acquisition costs (DAC), value of business acquired (VOBA), future policy benefits, policy and contract claim liabilities, pension and other postretirement benefits, and the valuation allowance on deferred income tax assets.
Significant Accounting Policies
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
Mortgage loans are stated at the outstanding principal amount, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. A loan is considered impaired if it is probable that all contractual amounts due will not be collected. The allowance for potential future losses on mortgage loans is maintained at a level believed by management to be adequate to absorb potential future credit losses. Management’s periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors, along with specific risks related to specific loans. Loans in foreclosure, loans considered to be impaired, and loans past due 90 days or more are placed on a non-accrual status.
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
Policy loans are carried at the outstanding principal amount. Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance, immediate annuities with life contingencies, supplementary contracts with life contingencies, and accident and health insurance. These liabilities originate from new premiums and conversions from other products and are generally payable over an extended period of time.

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

In 2013, the Company refined its reserve calculation estimate for new traditional life insurance issues related to adjustments used for modal premiums.  The refinements allow for more precise calculations of the reserve liability and resulted in a decrease to the reserve liability of $4.0 million.  The refinements also resulted in a corresponding increase to the amortization of DAC, which largely offset the impact to net income.

Liabilities for future policy benefits of immediate annuities and supplementary contracts with life contingencies are computed by calculating an actuarial present value of future policy benefits, based upon estimates for investment yields and mortality at the time of issue. The 1971 Individual Annuity Mortality Table, the 1983 Individual Annuity Mortality Table, and the Annuity 2000 Table serve as the bases for most immediate annuity and supplementary contract mortality assumptions.

Liabilities for future policy benefits of accident and health insurance represent estimates of payments to be made on reported insurance claims, as well as claims incurred but not yet reported. These liabilities are estimated using actuarial analyses and case basis evaluations that are based upon past claims experience, claim trends, and industry experience.
The following table provides detail about the composition of future policy benefits at December 31.

	2013	2012
Life insurance	$617,503	$616,355
Immediate annuities and supplementary contracts with life contingencies	255,423	231,882
Accident and health insurance	37,302	40,870
Total future policy benefits	$910,228	$889,107
Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts, and investment-type contracts. Liabilities for these policyholder account balances are included without reduction for potential surrender charges. These liabilities originate from new deposits and conversions from other products. These policyholder account balances are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Deferred front-end contract charges reduce policyholder account balance liabilities and increase the other policyholder funds liability, and are amortized over the term of the policies in a manner similar to deferred acquisition costs, as discussed below. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.
Crediting rates for universal life insurance and fixed deferred annuity products ranged from 1.00% to 5.50% in 2013 (2012 – 1.00% to 5.50%; 2011 – 1.50% to 5.50%).
The following table provides detail about the composition of policyholder account balances at December 31,

	2013	2012
Universal life insurance	$944,093	$943,649
Fixed deferred annuities	1,100,495	1,130,032
Supplementary contracts without life contingencies	51,624	54,321
Policyholder account balances	$2,096,212	$2,128,002

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Deferred Acquisition Costs (DAC)
DAC, principally agent commissions and other selling, selection, and issue costs, which are related directly to the successful acquisition of new or renewal insurance contracts, are capitalized as incurred.  At least annually, the Company reviews its DAC capitalization policy and the specific items which are capitalized with existing guidance. See Note 3 for discussion of the implementation of new accounting guidance adopted during 2012 related to the costs capitalized. These deferred costs for life insurance products are generally deferred and amortized over the premium paying period. Assumptions related to DAC on traditional life insurance products are typically determined at inception and remain unchanged with any future premium deficiency recorded first as a reduction of DAC.
Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts. Estimated gross profits for interest sensitive and variable insurance products are projected using assumptions as to net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses, net of reinsurance.  At the issuance of policies, projections of estimated gross profits are made. These projections are then replaced by actual gross profits over the lives of the policies. In addition to other factors, emerging experience may lead to a revised outlook for the remaining estimated gross profits.  Accordingly, DAC may be recalculated (unlocked) using these new assumptions and any resulting adjustment is included in income in the period such an unlocking is deemed appropriate. In addition, the reinsurance assumption transaction with American Family increased deferred acquisition costs $49.2 million in 2013.
The DAC asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.
The following table provides information about DAC at December 31.

	2013	2012	2011
Balance at beginning of year	$176,275	$181,564	$192,943
Capitalization of commissions, sales, issue expenses and reinsurance transaction	85,929	36,919	34,140
Gross amortization	(50,923)	(39,786)	(45,730)
Accrual of interest	13,695	11,744	11,764
Amortization due to realized investment gains	(66)	(61)	(201)
Change in DAC due to unrealized investment gains	31,477	(14,105)	(11,352)
Balance at end of year	$256,387	$176,275	$181,564
Value of Business Acquired (VOBA)
Prior to the adoption of ASC No. 805, Business Combinations, a portion of the purchase price was allocated to a separately identifiable intangible asset, VOBA, when a new block of business was acquired or when an insurance company was purchased. The concept of VOBA is no longer applied to business combinations. Rather, under current guidance for Business Combinations, all amounts are reported at fair value at acquisition. VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. VOBA is reported as a component of other assets with related amortization included in operating expenses. Amortization of VOBA occurs with interest over the anticipated lives of the underlying business to which it relates, initially 15 to 30 years. The assumptions regarding future experience on interest sensitive business can affect the carrying value of VOBA, similar to DAC. These assumptions include interest spreads, mortality, expense margins, and policy and premium persistency experience.
The VOBA asset is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information about VOBA at December 31.

	2013	2012	2011
Balance at beginning of year	$21,165	$31,545	$49,271
Gross amortization	(7,566)	(9,635)	(10,673)
Accrual of interest	2,220	2,595	3,197
Amortization due to realized investment (gains) losses	(58)	(74)	(169)
Change in VOBA due to unrealized investment gains	12,781	(3,266)	(10,081)
Balance at end of year	$28,542	$21,165	$31,545
The accrual of interest for Old American VOBA was calculated at a 7.0% rate for the accident and health block.  In 2013, interest accrued on the GuideOne VOBA was at the rates of 4.2% on the interest sensitive life block and 5.3% on the traditional life block.  The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion.  The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition.
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
At least annually, a review is performed of the models and the assumptions used to develop expected gross profits for interest sensitive and variable insurance products based upon management’s current view of future events. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of DAC, deferred revenue liability (DRL), and VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized retrospectively for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The DAC, DRL, or VOBA balance is immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment. These adjustments can be positive or negative, and adjustments increasing the DAC asset are limited to amounts previously deferred plus interest accrued through the date of the adjustment.
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

	DAC	VOBA	DRL	Total
2013
Unlocking	$(155)	$(877)	$1,141	$109
Refinement in estimate	(291)	(306)	—	(597)
	$(446)	$(1,183)	$1,141	$(488)
2012
Unlocking	$1,259	$(2,391)	$1,761	$629
Refinement in estimate	175	—	6	181
	$1,434	$(2,391)	$1,767	$810
2011
Unlocking	$9,722	$(939)	$(1,889)	$6,894
Refinement in estimate	(7,954)	—	153	(7,801)
	$1,768	$(939)	$(1,736)	$(907)
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
Recognition of Revenues
Premiums for traditional life insurance products are reported as revenue when due. Premiums for immediate annuities with life contingencies are reported as revenue when received. Premiums on accident and health, disability, and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Guaranteed Minimum Withdrawal Benefits (GMWB)
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions, but is principally impacted by stock market volatility and interest rates. The change in value can have a material impact on earnings.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassification adjustments) net of adjustments to DAC, VOBA, policyholder account balances, and future policy benefits. In addition, other comprehensive income (loss) includes the change in the liability for benefit plan obligations. Other comprehensive income (loss) reflects these items net of tax. For additional information, please see Note 16 – Comprehensive Income (Loss).
Participating Policies
The Company has some insurance contracts where the policyholder is entitled to share in the earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2013 approximated 8% of statutory premiums and 14% of the life insurance in force, increasing from 3% and 4% in 2012, respectively. The increase in 2013 was the result of the reinsurance transaction. The amount of dividends to be paid is determined annually by the Company's Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued, as well as for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.
2. New Accounting Pronouncements
Accounting Pronouncements Adopted During 2013
In February 2013, the FASB issued guidance regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires entities to provide information about the amounts reclassified out of AOCI by component. Significant amounts reclassified out of AOCI that are required under GAAP to be reclassified to net income in their entirety in the same reporting period must be presented either on the face of the statement, where net income is presented, or in the footnotes. For amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that are required by GAAP that provide additional detail about those amounts. The Company adopted this new guidance as of January 1, 2013 with no material impact to the consolidated financial statements.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Accounting Pronouncements Issued During 2013, Not Yet Adopted
In February 2013, the FASB issued guidance regarding obligations resulting from joint and several liability arrangements. The guidance concerns the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating this guidance but it does not believe that there will be a material impact to the consolidated financial statements.
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
Change in Accounting Estimate
During 2012, the Company completed a change in accounting estimate related to a long-lived asset. This asset concluded its initial depreciation schedule in the third quarter of 2012. The Company reassessed this asset and its ongoing use of it and determined that it has a useful life greater than estimated at the time of initial implementation. The Company has the ability and the intent to hold and use this asset over the reassessed useful life. The Company also established an updated residual value, consistent with longer use of the asset. The Company recalculated the depreciation that would have been recognized to date using the reevaluated useful life and residual value, resulting in additional depreciation of $3.7 million being recorded as an operating expense in the third quarter of 2012. The Company evaluated the impact of the change in future depreciation and determined that this change in accounting estimate will not materially impact future comparisons.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at December 31, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$134,198	$6,653	$1,831	$139,020
Federal agencies [1]	19,756	2,312	—	22,068
Federal agency issued
residential mortgage-backed securities [1]	56,738	5,392	2	62,128
Subtotal	210,692	14,357	1,833	223,216
Corporate obligations:
Industrial	515,395	27,051	7,667	534,779
Energy	211,115	15,462	3,832	222,745
Communications and technology	222,277	12,938	1,672	233,543
Financial	266,693	18,824	2,040	283,477
Consumer	473,627	25,936	5,807	493,756
Public utilities	228,551	24,780	954	252,377
Subtotal	1,917,658	124,991	21,972	2,020,677
Corporate private-labeled residential mortgage-backed securities	114,219	3,179	916	116,482
Municipal securities	138,136	9,488	5	147,619
Other	97,769	4,422	4,317	97,874
Redeemable preferred stocks	15,144	—	2,392	12,752
Fixed maturity securities	2,493,618	156,437	31,435	2,618,620
Equity securities	34,961	1,871	2,446	34,386
Total	$2,528,579	$158,308	$33,881	$2,653,006

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2012.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$121,774	$14,302	$25	$136,051
Federal agencies [1]	22,070	3,999	—	26,069
Federal agency issued
residential mortgage-backed securities [1]	83,608	8,381	4	91,985
Subtotal	227,452	26,682	29	254,105
Corporate obligations:
Industrial	494,615	51,645	377	545,883
Energy	188,790	22,473	14	211,249
Communications and technology	198,332	23,283	15	221,600
Financial	287,854	27,487	1,467	313,874
Consumer	476,913	49,395	70	526,238
Public utilities	246,389	39,840	102	286,127
Subtotal	1,892,893	214,123	2,045	2,104,971
Corporate private-labeled residential mortgage-backed securities	144,852	4,033	754	148,131
Municipal securities	140,843	27,141	—	167,984
Other	106,442	6,494	8,192	104,744
Redeemable preferred stocks	7,984	266	44	8,206
Fixed maturity securities	2,520,466	278,739	11,064	2,788,141
Equity securities	18,195	1,956	90	20,061
Total	$2,538,661	$280,695	$11,154	$2,808,202

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$77,035	$78,751	$108,125	$110,257
Due after one year through five years	734,129	802,809	667,743	735,257
Due after five years through ten years	963,141	982,923	972,886	1,086,082
Due after ten years	473,973	498,220	459,279	521,714
Securities with variable principal payments	230,196	243,165	304,448	326,625
Redeemable preferred stocks	15,144	12,752	7,985	8,206
Total	$2,493,618	$2,618,620	$2,520,466	$2,788,141
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
To the extent the Company determines that a fixed maturity security is deemed to be other-than-temporarily impaired, the portion of the impairment that is deemed to be due to credit is charged to the Consolidated Statements of Comprehensive Income and the cost basis of the underlying investment is reduced. The portion of such impairment that is determined to be non-credit-related is deducted from net realized loss in the Consolidated Statements of Comprehensive Income and is reflected in other comprehensive income (loss) and accumulated other comprehensive income.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

If a determination that new asset-backed or new structured securities are other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit. The estimate of the portion of impairment due to credit is based upon a comparison of ratings and maturity horizon for the security and relative historical default probabilities from one or more nationally recognized rating organizations. When appropriate for any given security, sector or period in the business cycle, the historical default probability is adjusted to reflect periods or situations of distress by adding to the default probability increments of standard deviations from mean historical results. The credit impairment analysis is supplemented by estimates of potential recovery values for the specific security, including the potential impact of the value of any secured assets, in the event of default. This information is used to determine the Company's best estimate, derived from probability-weighted cash flows.
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
The evaluation of loan-backed and similar asset-backed securities, particularly residential mortgage-backed securities, with significant indications of potential other-than-temporary impairment requires considerable use of estimates and judgment. Specifically, the Company performs discounted cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. Projections of expected future cash flows are based upon considerations of the performance of the actual underlying assets, including historical delinquencies, defaults, severity of losses incurred, and prepayments, along with the Company’s estimates of future results for these factors. The Company’s estimates of future results are based upon actual historical performance of the underlying assets relative to historical, current and expected general economic conditions, specific conditions related to the underlying assets, industry data, and other factors that are believed to be relevant. If the present value of the projected expected future cash flows are determined to be below the amortized cost of the security, the Company recognizes an other-than-temporary impairment on the portion of the amortized cost that exceeds the projected expected future cash flows. To the extent that the loan-backed or other asset-backed securities were high quality investments at the time of acquisition, and they remain high quality investments and do not otherwise demonstrate characteristics of impairment, the Company performs other initial evaluations to determine whether other-than-temporary cash flow evaluations need to be performed.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified and tested 24 and 21 non-U.S. Agency mortgage-backed securities that had such indications at December 31, 2013 and December 31, 2012, respectively. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24 month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2013.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$44,951	$1,795	$749	$36	$45,700	$1,831
Federal agency issued residential mortgage-backed securities [1]	37	—	288	2	325	2
Subtotal	44,988	1,795	1,037	38	46,025	1,833
Corporate obligations:
Industrial	146,454	5,718	22,071	1,949	168,525	7,667
Energy	70,015	3,366	5,518	466	75,533	3,832
Communications and technology	43,477	1,672	—	—	43,477	1,672
Financial	25,300	866	4,680	1,174	29,980	2,040
Consumer	136,745	5,807	—	—	136,745	5,807
Public utilities	17,476	575	3,617	379	21,093	954
Subtotal	439,467	18,004	35,886	3,968	475,353	21,972
Corporate private-labeled residential mortgage-backed securities	33,179	916	—	—	33,179	916
Municipal securities	2,044	5	—	—	2,044	5
Other	16,691	726	39,900	3,591	56,591	4,317
Redeemable preferred stocks	12,752	2,392	—	—	12,752	2,392
Fixed maturity securities	549,121	23,838	76,823	7,597	625,944	31,435
Equity securities	9,731	2,404	131	42	9,862	2,446
Total	$558,852	$26,242	$76,954	$7,639	$635,806	$33,881

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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
In addition, the Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At December 31, 2013, the Company had 195 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 173 security issues were below cost for less than one year; twelve security issues were below cost for one year or more and less than three years; and ten security issues were below cost for three years or more. At December 31, 2012, the Company had 43 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 25 security issues were below cost for less than one year; three security issues were below cost for one year or more and less than three years; and 15 security issues were below cost for three years or more.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2013		2012
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$—	$—	$4,141	$2
Due after one year through five years	29,812	268	8,038	45
Due after five years through ten years	417,859	20,118	43,335	578
Due after ten years	132,018	7,740	58,895	9,637
Total	579,689	28,126	114,409	10,262
Securities with variable principal payments	33,503	917	14,466	758
Redeemable preferred stocks	12,752	2,392	1,511	44
Total	$625,944	$31,435	$130,386	$11,064
The Company held three non-income producing securities with a carrying value of $2.0 million million at December 31, 2013, compared to one security with a carrying value of $1.9 million at December 31, 2012. These securities were previously written down due to other-than-temporary impairments and placed on non-accrual status.
The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2013 or 2012.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income (loss) for the years ended December 31.

	2013	2012
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$15,260	$13,559
Additions for credit losses not previously recognized in other-than- temporary impairment	27	30
Additions for increases in the credit loss for which an other-than- temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	1,106	1,688
Reductions for securities sold during the period	—	—
Reductions for securities previously recognized in other comprehensive income (loss) because of intent to sell the security before recovery of its amortized cost basis	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(18)	(17)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$16,375	$15,260
The following table provides the net unrealized gains (losses) reported in accumulated other comprehensive income on the Company's investments in securities available for sale, at December 31.

	2013	2012	2011
Net unrealized gains	$124,427	$269,541	$198,188
Amounts resulting from:
DAC and VOBA	(26,979)	(74,342)	(56,971)
Future policy benefits	(16,119)	(29,075)	(15,903)
Policyholder account balances	(507)	(1,135)	(578)
Deferred income taxes	(28,287)	(57,745)	(43,657)
Total	$52,535	$107,244	$81,079
Investment Revenues
The following table provides investment revenues by major category for the years ended December 31.

	2013	2012	2011
Gross investment income:
Fixed maturity securities	$122,448	$132,578	$136,534
Equity securities	1,953	1,684	267
Mortgage loans	40,605	38,189	38,089
Real estate	10,652	9,475	7,685
Policy loans	5,753	5,433	5,626
Short-term investments	5	7	45
Other	357	244	486
Total	181,773	187,610	188,732
Less investment expenses	(12,033)	(11,456)	(11,504)
Net investment income	$169,740	$176,154	$177,228

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Realized Gains (Losses)
The following table provides net realized investment gains (losses) by major category for the years ended December 31.

	2013	2012	2011
Realized investment gains (losses):
Fixed maturity securities	$3,464	$1,407	$3,409
Equity securities	626	(165)	4
Real estate	(69)	18,046	—
Mortgage loans	(49)	(717)	99
	3,972	18,571	3,512
Amortization of DAC and VOBA	(100)	(135)	(370)
	$3,872	$18,436	$3,142
The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2013	2012	2011
Gross gains resulting from:
Sales of investment securities	$261	$2,670	$3,945
Investment securities called and other	5,627	3,806	3,519
Real estate	20	18,884	—
Total gross gains	5,908	25,360	7,464
Gross losses resulting from:
Sales of investment securities	(5)	(2,651)	(1,666)
Investment securities called and other	(660)	(865)	(376)
Mortgage loans	(144)	(220)	(3)
Sale of real estate and joint venture	(89)	—	—
Impairment losses on real estate	—	(838)	—
Total gross losses	(898)	(4,574)	(2,045)
Change in allowance for potential future losses on mortgage loans	95	(497)	102
Amortization of DAC and VOBA	(100)	(135)	(370)
Net realized investment gains, excluding other-than- temporary impairment losses	5,005	20,154	5,151

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(1,032)	(2,526)	(2,952)
Portion of loss recognized in other comprehensive income (loss)	(101)	808	943
Net other-than-temporary impairment losses recognized in earnings	(1,133)	(1,718)	(2,009)
Net realized investment gains	$3,872	$18,436	$3,142
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the three years ended December 31.

	2013	2012	2011
Proceeds	$12,292	$99,371	$61,494

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Mortgage Loans
Investments in mortgage loans totaled $629.3 million at December 31, 2013, compared to $674.0 million at December 31, 2012. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.3 million at both December 31, 2013 and December 31, 2012. Management's periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical experience, industry data, current economic conditions, and other relevant factors. Please see Note 6 - Financing Receivables for additional information. One mortgage loan has been foreclosed upon and transferred to real estate investments during the past two years. It resulted in the recognition of an impairment loss of $0.2 million in 2012, as the fair value was less than the carrying value. Also, there were five delinquent mortgage loans at December 31, 2013 (three at December 31, 2012). Payment was subsequently received on three of these loans in January 2014 to bring these loans current. Two loans were in the process of foreclosure at December 31, 2013, with no loss anticipated. The Company does not hold mortgage loans to any single borrower that exceed 5% of stockholders' equity.
The Company had 18% of its invested assets in commercial mortgage loans at both December 31, 2013 and December 31, 2012. New commercial loans, including refinanced loans, were $72.7 million and $178.7 million for 2013 and 2012, respectively. The level of new commercial mortgage loans in any year is influenced by market conditions, as the Company responds to changes in interest rates, available spreads, borrower demand, and opportunities to acquire loans that meet the Company's yield and quality thresholds.
In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 46 new loans to the portfolio during 2013 and 100% of these loans had some amount of recourse requirement. No new loans were purchased from institutional lenders during 2013. The average loan-to-value ratio for the overall portfolio was 50% at December 31, 2013, up from 47% at December 31, 2012. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired. The average loan balance was $1.6 million at both December 31, 2013 and December 31, 2012. The Company has certain mortgage loans that have an unamortized premium, totaling $2.7 million as of December 31, 2013, compared to $3.6 million at December 31, 2012.
The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at December 31.

	2013	2012
Principal outstanding	$632,507	$677,380
Allowance for potential future losses	(3,251)	(3,346)
Carrying value	$629,256	$674,034

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table summarizes the amount of mortgage loans held by the Company at December 31, 2013 and 2012, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	2013	% of Total	2012	% of Total
Prior to 2004	$27,899	4%	$48,973	7%
2004	13,425	2%	19,699	3%
2005	28,111	4%	32,666	5%
2006	24,744	4%	39,321	6%
2007	27,009	4%	31,484	5%
2008	28,051	4%	35,747	5%
2009	37,723	6%	41,691	6%
2010	61,236	10%	90,236	13%
2011	118,459	19%	130,590	19%
2012	184,749	29%	206,973	31%
2013	81,101	14%	—	—%
Total	$632,507	100%	$677,380	100%
The following table identifies mortgage loans by geographic location at December 31.

	2013	% of Total	2012	% of Total
Pacific	$181,690	29%	$183,198	27%
West north central	91,687	14%	106,004	16%
West south central	101,019	16%	110,336	16%
Mountain	78,116	12%	95,626	14%
South Atlantic	66,686	11%	61,815	9%
Middle Atlantic	31,495	5%	48,523	7%
East north central	57,395	9%	55,938	8%
East south central	24,419	4%	15,940	3%
Total	$632,507	100%	$677,380	100%
The following table identifies the concentration of mortgage loans by state greater than 5% at December 31.

	2013	% of Total	2012	% of Total
California	$149,065	24%	$156,032	23%
Texas	95,205	15%	100,307	15%
Minnesota	64,464	10%	63,402	9%
Florida	34,334	5%	36,521	5%
All others	289,439	46%	321,118	48%
Total	$632,507	100%	$677,380	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table identifies mortgage loans by property type at December 31. The Other category consists of apartments and retail properties.

	2013	% of Total	2012	% of Total
Industrial	$328,478	52%	$348,807	51%
Office	184,529	29%	210,518	31%
Medical	39,531	6%	45,971	7%
Other	79,969	13%	72,084	11%
Total	$632,507	100%	$677,380	100%
The table below identifies mortgage loans by maturity at December 31.

	2013	% of Total	2012	% of Total
Due in one year or less	$22,464	4%	$29,663	4%
Due after one year through five years	169,146	27%	195,336	29%
Due after five years through ten years	244,667	38%	282,453	42%
Due after ten years	196,230	31%	169,928	25%
Total	$632,507	100%	$677,380	100%
The table below identifies the commercial mortgage portfolio by current loan balance at years ending December 31.

	2013	% of Total	2012	% of Total
$5 million or greater	$108,588	17%	$136,396	20%
$4 million to less than $5 million	39,301	6%	48,041	7%
$3 million to less than $4 million	64,527	10%	58,692	9%
$2 million to less than $3 million	138,580	22%	146,279	21%
$1 million to less than $2 million	187,187	30%	181,745	27%
Less than $1 million	94,324	15%	106,227	16%
Total	$632,507	100%	$677,380	100%
The table below identifies the commercial mortgage portfolio by current loan balance as a percentage of value at the time of origination at December 31.

	2013	% of Total	2012	% of Total
70% or greater	$65,033	10%	$56,611	8%
50% to 69%	327,996	52%	383,573	57%
Less than 50%	239,478	38%	237,196	35%
Total	$632,507	100%	$677,380	100%
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
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $10.6 million and $31.6 million during the years ended December 31, 2013 and December 31, 2012, respectively.
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
Real Estate
Investments in real estate totaled $142.5 million at December 31, 2013, compared to $124.7 million at December 31, 2012. The table below provides information concerning the Company's real estate investments by major category at December 31.

	2013	2012
Land	$26,481	$23,051
Buildings	104,703	84,142
Less accumulated depreciation	(30,949)	(28,322)
Real estate, commercial	100,235	78,871
Real estate, joint ventures	42,301	45,871
Total	$142,536	$124,742
Investment real estate is depreciated on a straight-line basis over periods ranging from 3 years to 60 years . The Company had $0.4 million in real estate sales during 2013 (2012 -$53.5 million; 2011 - $0 million).
The Company had non-income producing real estate of $21.7 million, consisting of vacant properties and properties under development, at December 31, 2013, compared to $11.3 million at December 31, 2012.

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
Separate Accounts
The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV of the underlying investment holdings as provided by the issuer. This is the value at which a policyholder could transact with the issuer on the date. Separate accounts are categorized as Level 2.
Liabilities
Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds
The fair values of investment-type insurance contracts included with policyholder account balances for fixed deferred annuities are estimated to be their cash surrender values as there is not a required maturity date. The fair values of supplementary contracts without life contingencies are estimated to be the present value of payments at a market yield. The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date. These liabilities are categorized as Level 3.

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
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
Each quarter, the Company evaluates the prices received from third-party security pricing services and independent brokers to ensure that the prices represent a reasonable estimate of the fair value within the macro-economic environment, sector factors, and overall pricing trends and expectations. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; in-depth specific analytics on randomly selected issues; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service's methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Finally, the Company also performs additional evaluations when individual prices fall outside tolerance levels when comparing prices received from third-party pricing services.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis at December 31.

	2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,458	$126,562	$—	$139,020
Federal agencies [1]	—	22,068	—	22,068
Federal agency issued residential mortgage-backed securities [1]	—	62,128	—	62,128
Subtotal	12,458	210,758	—	223,216
Corporate obligations:
Industrial	—	534,779	—	534,779
Energy	—	222,745	—	222,745
Communications and technology	—	233,543	—	233,543
Financial	—	283,477	—	283,477
Consumer	—	493,756	—	493,756
Public utilities	—	252,364	13	252,377
Subtotal	—	2,020,664	13	2,020,677
Corporate private-labeled residential mortgage-backed securities	—	116,482	—	116,482
Municipal securities	—	147,619	—	147,619
Other	—	96,454	1,420	97,874
Redeemable preferred stocks	—	12,752	—	12,752
Fixed maturity securities	12,458	2,604,729	1,433	2,618,620
Equity securities	4,812	29,574	—	34,386
Total	$17,270	$2,634,303	$1,433	$2,653,006

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,703)	$(4,703)
Total	$—	$—	$(4,703)	$(4,703)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	2012
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,698	$120,544	$2,809	$136,051
Federal agencies [1]	—	26,069	—	26,069
Federal agency issued residential mortgage-backed securities [1]	—	91,985	—	91,985
Subtotal	12,698	238,598	2,809	254,105
Corporate obligations:
Industrial	—	542,561	3,322	545,883
Energy	—	208,887	2,362	211,249
Communications and technology	—	221,600	—	221,600
Financial	—	302,690	11,184	313,874
Consumer	—	509,953	16,285	526,238
Public utilities	—	286,127	—	286,127
Subtotal	—	2,071,818	33,153	2,104,971
Corporate private-labeled residential mortgage-backed securities	—	148,131	—	148,131
Municipal securities	—	163,661	4,323	167,984
Other	—	98,896	5,848	104,744
Redeemable preferred stocks	8,206	—	—	8,206
Fixed maturity securities	20,904	2,721,104	46,133	2,788,141
Equity securities	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,080)	$(1,080)
Total	$—	$—	$(1,080)	$(1,080)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables present the fair value of fixed maturity and equity securities available for sale by pricing source and fair value hierarchy level at December 31.

	2013
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$12,458	$2,519,332	$—	$2,531,790
Priced from independent broker quotations	—	41,642	—	41,642
Priced from internal matrices and calculations	—	43,755	1,433	45,188
Subtotal	12,458	2,604,729	1,433	2,618,620
Equity securities available for sale:
Priced from external pricing services	4,812	18,253	—	23,065
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	11,321	—	11,321
Subtotal	4,812	29,574	—	34,386
Total	$17,270	$2,634,303	$1,433	$2,653,006
Percent of total	1%	99%	—%	100%

	2012
	Level 1	Level 2	Level 3	Total
Fixed maturity securities available for sale:
Priced from external pricing services	$20,904	$2,676,943	$—	$2,697,847
Priced from independent broker quotations	—	44,161	—	44,161
Priced from internal matrices and calculations	—	—	46,133	46,133
Subtotal	20,904	2,721,104	46,133	2,788,141
Equity securities available for sale:
Priced from external pricing services	1,336	7,254	—	8,590
Priced from independent broker quotations	—	—	—	—
Priced from internal matrices and calculations	—	10,216	1,255	11,471
Subtotal	1,336	17,470	1,255	20,061
Total	$22,240	$2,738,574	$47,388	$2,808,202
Percent of total	1%	97%	2%	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

	2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	(59)	641	582	(4,208)
Included in other comprehensive income (loss)	287	(627)	(340)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	737
Sales	—	—	—	—
Other dispositions	(839)	(1,269)	(2,108)	(152)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(44,205)	—	(44,205)	—
Ending balance	$1,433	$—	$1,433	$(4,703)

Net unrealized gains	$287	$—	$287

	2012
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$43,759	$1,123	$44,882	$(187)
Included in earnings	109	—	109	(1,228)
Included in other comprehensive income (loss)	(160)	132	(28)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	1,592
Sales	—	—	—	—
Other dispositions	(5,406)	—	(5,406)	(1,257)
Transfers into Level 3	7,831	—	7,831	—
Transfers out of Level 3	—	—	—	—
Ending balance	$46,133	$1,255	$47,388	$(1,080)

Net unrealized gains (losses)	$(172)	$132	$(40)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. In 2013, the Company was able to identify significant assumptions or was able to corroborate observable market data for securities that had been level 3 in the previous year. These securities were transfered from Level 3 to Level 2. The Company did not have any transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The Company's primary category of Level 3 fair values is fixed maturity securities, totaling $1.4 million as of December 31, 2013. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated.

The fair value of the GMWB embedded derivative is calculated using a discounted cash flow valuation model that projects future cash flows under multiple risk neutral stochastic equity scenarios. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience. The mortality assumption uses the 2000 US Annuity Basic Table Mortality Table. The present value of cash flows is determined using the discount rate curve, based upon LIBOR plus a credit spread.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at December 31, 2013.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(4,703)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.47%-1.40%
The GMWB liability is sensitive to changes in observable and unobservable inputs. Observable inputs include risk-free rates, index returns, volatilities, and correlations. Increases in risk-free rates and equity returns reduce the liability, while increases in volatilities increase the liability. The Company's mortality, lapse, benefit utilization and nonperformance risk adjustment are unobservable. Increases in mortality, lapses and credit spreads used for nonperformance risk reduce the liability, while increases in benefit utilization increase the liability.
The Company estimates that the impact of unobservable inputs is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability less than $0.1 million; a 10% increase in the benefit utilization would increase the liability $0.5 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.2 million.

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

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,618,620	$2,618,620	$2,788,141	$2,788,141
Equity securities available for sale	34,386	34,386	20,061	20,061
Mortgage loans	629,256	658,142	674,034	722,098
Policy loans	83,518	83,518	77,133	77,133
Cash and short-term financial assets	48,909	48,909	31,928	31,928
Separate account assets	393,416	393,416	340,093	340,093

Liabilities:
Individual and group annuities	1,100,495	1,078,618	1,130,032	1,108,987
Supplementary contracts without life contingencies	51,624	50,097	54,321	53,389
Separate account liabilities	393,416	393,416	340,093	340,093
Other policyholder funds - GMWB	(4,703)	(4,703)	(1,080)	(1,080)
6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at December 31.

	2013	2012
Receivables:
Agent receivables, net (allowance $2,245; 2012 - $2,261)	$1,660	$1,697
Investment-related financing receivables:
Mortgage loans, net (allowance $3,251; 2012 - $3,346)	629,256	674,034
Total financing receivables	$630,916	$675,731
The following table details the activity of the allowance for uncollectible accounts on agent receivables at December 31.

	2013	2012
Beginning of year	$2,261	$2,226
Additions	69	229
Deductions	(85)	(194)
End of period	$2,245	$2,261

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table details the mortgage loan portfolio, as collectively or individually evaluated for impairment at December 31.

	2013	2012
Mortgage loans collectively evaluated for impairment	$582,679	$622,381
Mortgage loans individually evaluated for impairment	49,828	54,999
Allowance for potential future losses	(3,251)	(3,346)
Carrying value	$629,256	$674,034
The following table details the activity of the allowance for potential future losses on mortgage loans at December 31.

	2013	2012
Beginning of year	$3,346	$2,849
Provision	—	497
Deductions	(95)	—
End of period	$3,251	$3,346
Agent Receivables
The Company has agent receivables which are classified as financing receivables and which are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. The Company's gross agent receivables totaled $3.9 million at December 31, 2013 with an allowance for doubtful accounts totaling $2.2 million. Gross agent receivables totaled $4.0 million with an allowance for doubtful accounts of $2.3 million at December 31, 2012. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

•	Agent specific loans. At both December 31, 2013 and December 31, 2012, these loans totaled $1.1 million, with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.8 million, with an allowance for doubtful accounts of $1.9 million at December 31, 2013. Gross agent receivables totaled $2.9 million and the allowance for doubtful accounts was $2.0 million at December 31, 2012.

Mortgage Loans
The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less of an allowance for potential future losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired, or loans past due 90 or more are placed on a non-accrual status.
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
Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 4 - Investments, as are geographic distributions by both region and state. These measures are also supplemented with various other analytics to provide additional information concerning potential impairment of mortgage loans and management's assessment of financing receivables.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents an aging schedule for delinquent payments for both principal and interest at December 31, 2013 and December 31, 2012, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	8,497	24	—	829	853
Medical	3,921	32	—	—	32
Other	—	—	—	—	—
Total	$12,418	$56	$—	$829	$885

December 31, 2012
Industrial	$—	$—	$—	$—	$—
Office	6,053	9	—	201	210
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$6,053	$9	$—	$201	$210
As of December 31, 2013, there were five mortgage loans that were 30 days or more past due, including two that were 120 days past due. The two loans that were 120 days past due are in the process of foreclosure. At December 31, 2012, there were three mortgage loans that were 30 days past due. Subsequently, payment was received on these loans and they were brought current in January 2013.
The allowance for potential future losses is monitored and evaluated at multiple levels with a process that includes, but is not limited to, the factors presented below. Generally, the Company establishes the allowance for potential future losses using the collectively evaluated impairment methodology at an overall portfolio level and then specifically identifies an allowance for potential future losses on loans that contain elevated risk profiles. If the Company determines through its evaluation that a loan has an elevated specific risk profile, it then individually assesses the loan’s risk profile and assigns a specific allowance value based on many factors, including those identified below.
Macro-environmental and elevated risk profile considerations:

•	Current industry conditions that are affecting the market, including rental and vacancy rates;

•	Perceived market liquidity;

•	Analysis of the markets and sub-markets in which the Company has mortgage loans;

•	Analysis of industry historical loss and delinquency experience;

•	Other factors that the Company may perceive as important or critical given its portfolio; and

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The Company did not increase the allowance for potential future losses during 2013. However, the Company reviews the portfolio's risk profile and expected ongoing performance not less often than quarterly.
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
Over the past two years, the Company has had three mortgage loan defaults. One loan was foreclosed in the first quarter of 2012. This foreclosure resulted in an impairment loss of $0.2 million. The other two loan defaults are currently in the process of foreclosure. The Company had no troubled loans that were restructured or modified in 2013 or 2012.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at December 31, 2013 and December 31, 2012. The table includes investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at both December 31, 2013 and December 31, 2012.

	2013		2012
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,104	$22,104	$22,440	$22,440
Affordable housing real estate joint ventures	19,422	61,624	22,704	60,527
Total	$41,526	$83,728	$45,144	$82,967
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
At December 31, 2013 and 2012, the Company had unfunded commitments of $0.2 million and $1.3 million, respectively. In 2013, there were no mortgage loan commitments outstanding to the real estate joint venture VIEs, while commitments totaled $0.3 million in 2012. Unfunded equity commitments for the development of properties owned were $0.2 million and $1.0 million in 2013 and 2012, respectively. The loan commitments are included in Note 21 to the Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at December 31, 2013 and 2012 includes $22.5 million and $14.1 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
8. Property and Equipment
Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 to 50 years and furniture and equipment is depreciated over 3 to 10 years. The table below provides information at December 31.

	2013	2012
Land	$766	$766
Home office complex	20,775	20,828
Furniture and equipment	46,176	45,308
	67,717	66,902
Accumulated depreciation	(50,193)	(48,559)
	$17,524	$18,343
During 2012, the Company completed a change in accounting estimate related to a long-lived asset. This asset concluded its initial depreciation schedule in the third quarter of 2012. The Company reassessed this asset and its ongoing use and determined that it has a useful life greater than estimated at the time of its initial implementation. The Company also established an updated residual value, consistent with a longer use of the asset. Please see Note 3 - Change in Accounting Principle and Change in Accounting Estimate for additional information. Depreciation expense totaled $1.6 million in 2013 (2012 - $5.1 million; 2011 - $1.5 million).

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family as discussed in the Reinsurance Transaction section of Note 1. The Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances were not recorded as separate accounts on the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The fund value and future policy benefits approximated $26.0 million and $0.8 million at December 31, 2013, respectively. The Company recorded these fixed funds accounts as a separate block under its general accounts.
The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2013	2012	2011
Balance at beginning of year	$340,093	$316,609	$339,029
Deposits on variable policyholder contracts	36,471	33,748	33,139
Transfers to general account	(4,349)	(5,082)	(5,282)
Investment performance	69,545	43,399	(2,180)
Policyholder benefits and withdrawals	(35,236)	(35,799)	(35,285)
Contract charges	(13,108)	(12,782)	(12,812)
Balance at end of year	$393,416	$340,093	$316,609
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $123.9 million at December 31, 2013 (2012 - $102.5 million), and the guarantee liability was $(4.7) million at December 31, 2013 (2012 - $(1.1) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
The total separate account assets were $393.4 million at December 31, 2013 (2012 - $340.1 million). Variable universal life and variable annuity assets comprised 29% and 71% of this amount, respectively, in both 2013 and 2012.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

At December 31, 2013, separate account balances for variable annuity contracts were $279.6 million. The total reserve held for variable annuity GMDB was less than $0.1 million (December 31, 2012 - $0.1 million). Additional information related to the GMDB and related separate account balances and net amount at risk (the amount by which the GMDB exceeds the account balance) as of December 31, 2013 and 2012 is provided below:

	2013		2012
	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
Return of net deposits	$221,905	$684	$195,557	$1,374
Return of the greater of the highest anniversary contract value or net deposits	8,918	9	7,816	53
Return of the greater of every fifth year highest anniversary contract value or net deposits	6,726	57	5,714	70
Return of the greater of net deposits accumulated annually at 5% or the highest anniversary contract value	42,083	1,579	33,991	2,725
Total	$279,632	$2,329	$243,078	$4,222
The following table presents the GMDB for the variable annuity incurred and paid death benefits for the three years ended December 31.

	2013	2012	2011
Variable annuity incurred death benefits	$2,900	$2,296	$1,145
Variable annuity paid death benefits	3,744	2,029	1,016
The following table presents the aggregate fair value of assets by major investment asset category supporting the variable annuity separate accounts with guaranteed benefits at December 31.

	2013	2012	2011
Money market	$4,770	$5,408	$5,325
Fixed income	40,036	42,086	42,004
Balanced	64,015	47,673	43,795
International equity	24,745	25,384	25,401
Intermediate equity	116,770	95,487	80,755
Aggressive equity	29,296	27,040	27,591
Total	$279,632	$243,078	$224,871

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

	2013	2012	2011
Gross liability at beginning of year	$36,219	$32,921	$38,196
Less reinsurance recoverable	(29,938)	(26,797)	(30,893)
Net liability at beginning of year	6,281	6,124	7,303
Incurred benefits related to:
Current year	24,333	22,061	23,218
Prior years [1]	(937)	(356)	(1,242)
Total incurred benefits	23,396	21,705	21,976
Paid benefits related to:
Current year	20,906	18,667	20,289
Prior years	2,450	2,881	2,866
Total paid benefits	23,356	21,548	23,155
Net liability at end of year	6,321	6,281	6,124
Reinsurance recoverable	27,567	29,938	26,797
Gross liability at end of year	$33,888	$36,219	$32,921

[1]	The incurred benefits related to prior years’ unpaid accident and health claims reflect the change in these liabilities.
The Company modified the presentation of information in the table above to incorporate disability reserves and has conformed prior years to be consistent with the current year presentation.  The changes have no impact on amounts reported in the consolidated financial statements.

11. Notes Payable
The Company had no notes payable at December 31, 2013 or December 31, 2012.
As a member of the FHLB with a capital investment of $4.8 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in 2013, 2012, and 2011.
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at December 31, 2013 and 2012. The lines of credit are at variable interest rates based upon short-term indices, and they will mature in June of 2014. The Company anticipates renewing these lines as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

12. Income Taxes
The following tables provide information about income taxes and a reconciliation of the federal income tax rate to the Company’s effective income tax rate for the years ended December 31.

	2013	2012	2011
Current income tax expense	$7,855	$18,926	$10,011
Deferred income tax expense	7,033	702	3,554
Total income tax expense	$14,888	$19,628	$13,565

	2013	2012	2011
Federal income tax rate	35%	35%	35%
Tax credits, net of equity adjustment	(2)%	(1)%	—%
Permanent differences	—%	(1)%	(1)%
Effective income tax rate	33%	33%	34%
Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2013	2012
Deferred tax assets:
Future policy benefits	$27,721	$26,319
Employee retirement benefits	26,506	33,296
Tax carryovers	326	418
Other	—	2,418
Deferred tax assets	54,553	62,451
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	6,215	9,853
Unrealized investment gains	43,550	94,339
Capitalization of deferred acquisition costs, net of amortization	55,818	27,706
Value of business acquired	9,990	7,408
Property and equipment, net	5,211	5,606
Other	1,765	—
Deferred tax liabilities	122,549	144,912
Net deferred tax liability	67,996	82,461
Current tax liability (asset)	(709)	1,996
Income taxes payable	$67,287	$84,457
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2010. The Company is not currently under examination by the Internal Revenue Service.
Tax positions are evaluated at the reporting date to determine whether an unrecognized tax benefit should be recorded. The Company did not have any unrecognized tax benefits at December 31, 2013, 2012, or 2011.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The Company's policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense (benefit). The Company recognized $0.1 million of tax penalty and interest expense in 2013. The Company did not recognize any expense (benefit) related to interest and penalties during 2012 or 2011. The Company did not have any accrued interest and penalties at December 31, 2013 or December 31, 2012.
The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2013	2012	2011
Income tax expense	$14,888	$19,628	$13,565
Stockholders’ equity:
Related to:
Change in net unrealized gains on securities available for sale	(50,790)	24,974	30,799
Effect on DAC and VOBA	16,577	(6,080)	(7,501)
Change in future policy benefits	4,534	(4,611)	(3,081)
Change in policyholder account balances	220	(195)	(87)
Change in benefit plan obligations	7,961	(1,161)	(8,133)
Total income tax expense (benefit) included in financial statements	$(6,610)	$32,555	$25,562
13. Pensions and Other Postretirement Benefits
The Company has pension and other postretirement benefit plans covering substantially all its employees for which the measurement date is December 31.
The Kansas City Life Cash Balance Pension Plan (the Plan) was amended effective December 31, 2010 to provide that participants’ accrued benefits will be frozen, and that no further benefits or accruals will be earned after December 31, 2010. Although participants will no longer accrue additional benefits under the Plan at December 31, 2010, participants will continue to earn years of service for vesting purposes under the Plan with respect to their benefits accrued through December 31, 2010. In addition, the cash balance account will continue to earn annual interest. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2014 through 2018 are $11.4 million, $10.3 million, $9.3 million, $9.3 million, and $10.0 million, respectively. The aggregate benefits expected to be paid in the five years from 2019 through 2023 are $48.9 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013 and are the actuarial present value of the vested benefits to which the employee is currently entitled but based upon the expected date of separation or retirement. The 2014 contribution for the plan has not been determined.
The asset allocation of the fair value of pension plan assets compared to the target allocation range at December 31 was:

	2013	2012	Target Allocation

Equity securities	39%	39%	33% - 43%
Asset allocation and alternative assets	28%	29%	23% - 33%
Debt securities	30%	31%	26% - 42%
Cash and cash equivalents	3%	1%	0% - 2%
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
Plan fiduciaries set investment policies and strategies and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies, and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. The Plan does not expect to return any plan assets to the Company during 2014.
The current assumption for the expected long-term rate of return on plan assets is 7.7%. This assumption is determined by analyzing: 1) historical average returns achieved by asset allocation and active management; 2) historical data on the volatility of returns; 3) current yields available in the marketplace; 4) actual returns on plan assets; and 5) current and anticipated future allocation among asset classes. The asset classes used for this analysis are domestic and international equities, investment grade corporate bonds, alternative assets, and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan.
The assumed discount rates used to determine the benefit obligation for pension benefits and postretirement benefits are 4.42% and 4.88%, respectively. The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on December 31, 2013. Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the fair value of a cash flow defeasing portfolio of bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.
The postretirement medical plans for eligible employees, agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2014 through 2018 are $0.9 million, $1.0 million, $1.1 million, $1.1 million, and $1.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2019 through 2023 are $7.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013. Contributions to the plan in 2013 were $1.1 million. The 2014 contribution for the plan is estimated to be $0.9 million. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features. The postretirement plan disclosures included herein do not include the potential impact from the Medicare Act (the Act) that became law in December 2003. The Act introduced a new federal subsidy to sponsors of certain retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare. Since the Company does not provide benefits that are actuarially equivalent to Medicare, the Act did not impact the Company’s disclosures.
The postretirement life insurance plan is non-contributory with level annual payments over the participants' expected service periods. The plan covers only those employees with at least one year of service at December 31, 1997. The benefits in this plan are frozen, using the employees' years of service and compensation at December 31, 1997.
Non-contributory defined contribution retirement plans for eligible general agents and sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans in 2013 were $0.1 million (2012 - $0.1 million; 2011 - $0.1 million). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans in 2013 were $0.3 million (2012 - $0.5 million; 2011 - $0.5 million).
Savings plans for eligible employees and agents match employee and agent contributions up to 8% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan in 2013 were $2.1 million (2012 – $3.2 million; 2011 – $3.3 million). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. In 2013, the Company made a contribution to the plan under the profit sharing determination of 4% of salary for eligible employees, which totaled $1.3 million. In 2012, the Company made a profit sharing contribution of $1.3 million.
A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.
The Company recognizes the funded status of its defined pension and postretirement plans, measured as the difference between plan assets at fair value and the projected benefit obligation, on the Consolidated Balance Sheets. Changes in the funded status

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized within other comprehensive income (loss), net of taxes.
The following tables provide information regarding pension benefits and other benefits for the years ended December 31.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$159,201	$153,094	$36,403	$35,425
Service cost	—	—	786	879
Interest cost	5,338	5,796	1,368	1,529
Plan participants' contributions	—	—	496	556
Curtailments and plan changes	—	—	(4,357)	—
Actuarial (gain) loss	(9,394)	9,844	(1,922)	(567)
Benefits paid	(9,145)	(9,533)	(1,595)	(1,419)
Benefit obligation at end of year	$146,000	$159,201	$31,179	$36,403

Change in plan assets:
Fair value of plan assets at beginning of year	$125,153	$113,931	$—	$586
Reduction of plan assets	—	—	—	(586)
Return on plan assets	14,671	14,723	—	—
Plan participants' contributions	—	—	496	556
Company contributions	6,028	6,032	1,099	863
Benefits paid	(9,145)	(9,533)	(1,595)	(1,419)
Fair value of plan assets at end of year	$136,707	$125,153	$—	$—

Unfunded status at end of year	$9,293	$34,048	$31,179	$36,403

Amounts recognized in accumulated other comprehensive income:
Net loss	$59,241	$76,472	$3,974	$6,000
Prior service credit	—	—	(4,194)	(705)
Total accumulated other comprehensive income	$59,241	$76,472	$(220)	$5,295

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Unrecognized actuarial net (gain) loss	$(14,838)	$4,010	$(1,923)	$(566)
Unrecognized prior service credit	—	—	(4,357)	—
Amortization of net loss	(2,393)	(133)	(103)	(247)
Curtailments and plan changes	—	—	116	—
Amortization of prior service cost	—	—	752	252
Total (gain) loss recognized in other comprehensive income	$(17,231)	$3,877	$(5,515)	$(561)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Plans with underfunded accumulated benefit obligation:
Projected benefit obligation	$146,000	$159,201	$—	$—
Accumulated benefit obligation	146,000	159,201	—	—
Fair value of plan assets	136,707	125,153	—	—

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.42%	3.47%	4.88%	4.03%
Expected return on plan assets	7.70%	8.00%	—	—

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.47%	3.96%	4.03%	4.46%
Expected return on plan assets	7.70%	8.00%	—	—
The following table presents the fair value of each major category of pension plan assets at December 31.

	Pension Plan
	2013	2012
Debt securities:
United States Government fixed maturity securities	$2,210	$2,315
Industrial and public utility fixed maturity securities	18,651	20,559
Investment funds:
Hedge funds	17,839	16,272
Stock and bond funds:
Domestic equity	27,382	24,453
International equity	19,709	18,068
Emerging markets	5,957	6,491
Global asset allocation	20,350	19,562
Fixed income	19,911	15,692
Other invested assets	53	81
Cash and cash equivalents	4,412	1,322
Receivables	233	338
Fair value of assets at end of year	$136,707	$125,153

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables provide the fair value hierarchy, as described in Note 5 - Fair Value Measurements, for pension plan assets at December 31.

	2013
	Level 1	Level 2	Level 3	Total
Debt securities:
United States Government fixed maturity securities	$—	$2,210	$—	$2,210
Industrial and public utility fixed maturity securities	—	18,651	—	18,651
Investment funds:
Hedge funds	—	17,839	—	17,839
Stock and bond funds	—	93,309	—	93,309
Other invested assets	—	—	53	53
Cash and cash equivalents	4,412	—	—	4,412
Receivables	233	—	—	233
Total	$4,645	$132,009	$53	$136,707

	2012
	Level 1	Level 2	Level 3	Total
Debt securities:
United States Government fixed maturity securities	$—	$2,315	$—	$2,315
Industrial and public utility fixed maturity securities	—	20,435	124	20,559
Investment funds:
Hedge funds	—	16,272	—	16,272
Stock and bond funds	—	84,266	—	84,266
Other invested assets	—	—	81	81
Cash and cash equivalents	1,322	—	—	1,322
Receivables	338	—	—	338
Total	$1,660	$123,288	$124	$125,153
The following table discloses the changes in Level 3 plan assets measured at fair value on a recurring basis for the years ended December 31.

	Pension Plan
	2013	2012
Beginning balance	$205	$1,366
Losses realized and unrealized	(29)	(5)
Transfers in	—	—
Transfers out	(123)	(1,156)
Ending balance	$53	$205

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides the components of net periodic benefit cost for the years ended December 31.

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$786	$879	$676
Interest cost	5,338	5,796	6,775	1,368	1,529	1,529
Expected return on plan assets	(9,227)	(8,889)	(9,141)	—	—	(34)
Amortization of:
Unrecognized actuarial net loss	2,393	133	3,476	103	247	21
Unrecognized prior service credit	—	—	—	(752)	(252)	(252)
Curtailment	—	—	—	(116)	—	—
Net periodic benefit cost	(1,496)	(2,960)	1,110	1,389	2,403	1,940
Total recognized in other comprehensive income (loss)	(17,231)	3,877	16,624	(5,515)	(561)	6,613
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(18,727)	$917	$17,734	$(4,126)	$1,842	$8,553
The following table provides the estimated net loss and prior service credit for the pension plan and other postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014.

	Pension Benefits	Other Benefits
Actuarial net loss	$1,718	$87
Prior service credit	—	(1,147)
The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$474	$(366)
Postretirement benefit obligation	5,278	(4,226)
For measurement purposes, the annual increase in the per capita cost of covered health care benefits was assumed to be 8.25%, decreasing gradually to 5.0% in 2027 and thereafter.
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
During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan. The Company determined that upon curtailment of the plan on January 1, 2011, the status of the plan participants should have changed from active to inactive. The amortization period was corrected from the average remaining service period of plan participants, approximately ten years, to the average remaining life expectancy of plan participants, approximately 26 years. The Company recognized a $2.0 million pre-tax benefit during 2012 related to the reversal of amortization recorded during 2011.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The following table provides information about the outstanding three-year intervals at December 31, 2013.

Defined Measurement Period	Number of Units	Grant Price
2011-2013	200,060	$32.45
2012-2014	206,389	$31.70
2013-2015	212,734	$37.86
2014-2016*	162,063	$48.06

*	Effective January 1, 2014.
The plan made a payment of $2.4 million during 2013 for the three-year interval ended December 31, 2012. No payments were made during 2012 or 2011 for the three-year intervals ended December 31, 2011 and 2010, respectively. The cost of compensation charged as an operating expense during 2013 was $3.5 million, net of tax. The cost of compensation charged as an operating expense during 2012 and 2011 were $2.2 million and $0.3 million, net of tax, respectively.
15. Reinsurance
The table below provides information about reinsurance for the years ended December 31.

	2013	2012	2011
Life insurance in force (in millions) :
Direct	$27,753	$27,515	$27,926
Ceded	(13,689)	(13,622)	(13,978)
Assumed	4,271	1,187	1,276
Net	$18,335	$15,080	$15,224

Premiums:
Life insurance:
Direct	$166,364	$138,544	$130,004
Ceded	(45,061)	(44,760)	(46,315)
Assumed	22,556	2,758	3,164
Net	$143,859	$96,542	$86,853

Accident and health:
Direct	$55,068	$52,090	$51,842
Ceded	(12,397)	(12,543)	(11,357)
Net	$42,671	$39,547	$40,485

Ceded Reinsurance Arrangements
Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $26.3 million at December 31, 2013 (2012 - $29.6 million). The reserve for future policy benefits ceded under this agreement at December 31, 2013 was $15.1 million (2012 - $16.7 million).
Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. In June 2012, Sunset Life recaptured approximately 9% of the outstanding

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

bulk reinsurance agreement. At December 31, 2013, the insurance in force ceded approximated $1.0 billion (2012 - $1.1 billion) and premiums totaled $7.4 million (2012 - $7.7 million; 2011 - $8.9 million).
Reinsurance recoverables were $191.1 million at year-end 2013, consisting of reserves ceded of $178.7 million and claims ceded of $12.4 million. Reinsurance recoverables were $190.6 million at year end 2012, consisting of reserves ceded of $177.1 million and claims ceded of $13.5 million.
The maximum retention on any one life during 2013 and 2012 was five hundred thousand dollars for ordinary life plans and one hundred thousand dollars for group coverage.
The following table reflects the Company’s reinsurance partners whose reinsurance recoverable was 5% or greater of the Company's total reinsurance recoverable at December 31, 2013, along with their A. M. Best credit rating.

	A. M. Best Rating	Reinsurance Recoverable	% of Recoverable
TransAmerica Life Insurance Company	A+	$44,863	23%
Security Life of Denver	A	27,734	15%
RGA Reinsurance Company	A+	18,887	10%
Employers Reassurance Corporation	A-	15,010	8%
Union Security Insurance Company	A-	12,418	6%
Lewer Life Insurance Company	B	10,047	5%
Lincoln National Life Insurance Company	A+	9,339	5%
Swiss Re Life & Health America, Inc	A+	9,165	5%
Swiss Re America Corporation	A+	8,863	5%
UNUM Life Insurance Company of America	A	8,863	5%
Other (20 Companies)		25,866	13%
Total		$191,055	100%
A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. The solvency of reinsurers is reviewed annually.
The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet the obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, significant changes or events of the reinsurer, and any other factors that the Company believes relevant. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At year-end 2013 and 2012, no reinsurer met these conditions. In addition, the Company will review the credit rating and financial statements of a reinsurer before entering into any new agreements.
Assumed Reinsurance Arrangements
Kansas City Life acquired a block of traditional life and universal life products in 1997 through a 100% coinsurance and servicing arrangement. Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies.  At December 31, 2013, the block had $1.1 billion of life insurance in force (2012 - $1.2 billion). The block generated life insurance premiums of $2.4 million in 2013 (2012 - $2.6 million; 2011 - $2.8 million).
The Company acquired a block of variable universal life insurance policies and variable annuity contracts from American Family in 2013. The transfer was comprised of a 100% modified coinsurance transaction on the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. At December 31, 2013, the block consisted of $319.0 million of separate account balances, which are included in the financial statements of American Family. At December 31, 2013, the block consisted of $0.8 million of future policy benefits and $26.0 million in fixed fund balances that are included in policyholder account balances in the Company’s consolidated balance sheets.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

16. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassifications for realized investment gains or losses), net of adjustments to DAC and VOBA, future policy benefits, and policyholder account balances (including deferred revenue liability). In addition, other comprehensive income (loss) includes the change in the liability for benefit plan obligations. Other comprehensive income (loss) reflects these items net of tax.
The table below provides information about comprehensive income (loss) for the years ended December 31.

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2013:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(139,206)	$(48,721)	$(90,485)
Equity securities	(1,816)	(636)	(1,180)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	5,225	1,829	3,396
Other-than-temporary impairment losses recognized in earnings	(1,032)	(361)	(671)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(101)	(35)	(66)
Net unrealized gains excluding impairment losses	(145,114)	(50,790)	(94,324)
Change in benefit plan obligations	22,745	7,960	14,785
Effect on DAC and VOBA	47,363	16,577	30,786
Future policy benefits	12,956	4,535	8,421
Policyholder account balances	628	220	408
Other comprehensive loss	$(61,422)	$(21,498)	$(39,924)
Net income			29,567
Comprehensive loss			$(10,357)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2012:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$72,768	$25,469	$47,299
Equity securities	(173)	(61)	(112)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,961	1,036	1,925
Other-than-temporary impairment losses recognized in earnings	(2,526)	(884)	(1,642)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	808	282	526
Net unrealized gains excluding impairment losses	71,352	24,974	46,378
Change in benefit plan obligations	(3,317)	(1,161)	(2,156)
Effect on DAC and VOBA	(17,371)	(6,080)	(11,291)
Future policy benefits	(13,172)	(4,611)	(8,561)
Policyholder account balances	(557)	(195)	(362)
Other comprehensive income	$36,935	$12,927	$24,008
Net income			39,867
Comprehensive income			$63,875

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2011:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$91,750	$32,113	$59,637
Equity securities	(340)	(119)	(221)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	5,422	1,898	3,524
Other-than-temporary impairment losses recognized in earnings	(2,952)	(1,033)	(1,919)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	943	330	613
Net unrealized gains excluding impairment losses	87,997	30,799	57,198
Change in benefit plan obligations	(23,237)	(8,133)	(15,104)
Effect on DAC and VOBA	(21,433)	(7,501)	(13,932)
Future policy benefits	(8,802)	(3,081)	(5,721)
Policyholder account balances	(249)	(87)	(162)
Other comprehensive income	$34,276	$11,997	$22,279
Net income			26,133
Comprehensive income			$48,412

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides accumulated balances related to each component of accumulated other comprehensive income at December 31, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
2013:
Beginning of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094
Other comprehensive income (loss) before reclassification	(99,395)	2,412	14,785	30,851	8,421	408	(42,518)
Amounts reclassified from accumulated other comprehensive income	3,396	(737)	—	(65)	—	—	2,594
Net current-period other comprehensive income (loss)	(95,999)	1,675	14,785	30,786	8,421	408	(39,924)
End of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170

2012:
Beginning of year	$138,970	$(10,147)	$(50,992)	$(37,031)	$(10,338)	$(376)	$30,086
Other comprehensive income (loss) before reclassification	33,600	11,970	(2,156)	(11,203)	(8,561)	(362)	23,288
Amounts reclassified from accumulated other comprehensive income	1,925	(1,117)	—	(88)	—	—	720
Net current-period other comprehensive income (loss)	35,525	10,853	(2,156)	(11,291)	(8,561)	(362)	24,008
End of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents the pretax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the year ended December 31.

Year Ended December 31 2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$5,225
Income tax expense [2]	(1,829)
Net of taxes	3,396

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(1,133)
Income tax benefit [2]	396
Net of taxes	(737)

Reclassification adjustment related to DAC and VOBA [1]	(100)
Income tax benefit [2]	35
Net of taxes	(65)

Total pretax reclassifications	3,992
Total income tax expense	(1,398)
Total reclassification, net taxes	$2,594

[1]	(Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.

[2]	(Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
17. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during 2013 was 11,005,799 shares (2012 - 11,095,777 shares; 2011 - 11,419,931 shares). The number of shares outstanding at year-end 2013 was 10,968,839 (2012 - 11,032,857).
18. Segment Information
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the reinsurance transaction with American Family is included with the Individual Insurance Segment. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, dental, vision, and group disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. The Old American segment consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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

	Individual Insurance		Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
2013:
Insurance revenues (customer revenues)	$173,823	[2]	$53,021	$73,535	$(395)	$299,984	[2]
Net investment income	157,580		488	11,672	—	169,740
Realized investment gains	3,576		—	296	—	3,872
Other revenues	9,847		147	3	—	9,997
Total revenues	344,826		53,656	85,506	(395)	483,593

Policyholder benefits	136,114		29,144	46,736	—	211,994
Interest credited to policyholder account balances	79,294		—	—	—	79,294
Amortization of deferred acquisition costs	20,440		—	16,788	—	37,228
Operating expenses	71,267		23,702	16,048	(395)	110,622
Total benefits and expenses	307,115		52,846	79,572	(395)	439,138

Income before income tax expense	37,711		810	5,934	—	44,455
Income tax expense	12,379		284	2,225	—	14,888
Segment net income	$25,332	[2]	$526	$3,709	$—	$29,567	[2]

Segment assets	$4,134,133		$8,731	$371,802	$—	$4,514,666
Interest expense	—		—	—	—	—

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

[2]	Includes amounts attributable to the American Family reinsurance transaction.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
2012:
Insurance revenues (customer revenues)	$116,779	$48,823	$70,773	$(392)	$235,983
Net investment income	163,706	524	11,924	—	176,154
Realized investment gains (losses)	19,032	—	(596)	—	18,436
Other revenues	9,196	145	13	—	9,354
Total revenues	308,713	49,492	82,114	(392)	439,927

Policyholder benefits	86,627	26,803	46,748	—	160,178
Interest credited to policyholder account balances	82,043	—	—	—	82,043
Amortization of deferred acquisition costs	14,712	—	13,330	—	28,042
Operating expenses	70,711	23,699	16,151	(392)	110,169
Total benefits and expenses	254,093	50,502	76,229	(392)	380,432

Income (loss) before income tax expense (benefit)	54,620	(1,010)	5,885	—	59,495
Income tax expense (benefit)	17,762	(354)	2,220	—	19,628
Segment net income (loss)	$36,858	$(656)	$3,665	$—	$39,867

Segment assets	$4,140,048	$8,793	$376,904	$—	$4,525,745
Interest expense	4	—	—	—	4

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
2011:
Insurance revenues (customer revenues)	$111,381	$49,684	$67,869	$(535)	$228,399
Net investment income	164,595	547	12,086	—	177,228
Realized investment gains (losses)	3,282	—	(140)	—	3,142
Other revenues	10,110	149	15	—	10,274
Total revenues	289,368	50,380	79,830	(535)	419,043

Policyholder benefits	81,859	27,777	46,177	—	155,813
Interest credited to policyholder account balances	83,446	—	—	—	83,446
Amortization of deferred acquisition costs	21,645	—	12,321	—	33,966
Operating expenses	63,700	23,675	19,280	(535)	106,120
Total benefits and expenses	250,650	51,452	77,778	(535)	379,345

Income (loss) before income tax expense (benefit)	38,718	(1,072)	2,052	—	39,698
Income tax expense (benefit)	13,107	(375)	833	—	13,565
Segment net income (loss)	$25,611	$(697)	$1,219	$—	$26,133

Segment assets	$4,018,545	$9,161	$370,536	$—	$4,398,242
Interest expense	—	—	—	—	—

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

The following table provides information about the Company’s customer revenues, net of reinsurance, for the years ended December 31.

	2013	2012	2011
Customer revenues by line of business:
Traditional individual insurance products, net	$133,509	$87,266	$77,654
Interest sensitive products	86,618	84,904	86,112
Variable universal life insurance and annuities	26,836	14,990	14,949
Group life and accident and health products, net	53,021	48,823	49,684
Insurance revenues	$299,984	$235,983	$228,399

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

19. Quarterly Consolidated Financial Data (unaudited)
The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized in the table below.

	First		Second		Third	Fourth
2013:
Total revenues	$123,724	[1]	$120,898	[1]	$119,449	$119,522

Total benefits and expenses	116,180	[1]	104,858	[1]	108,643	109,457

Net income	5,188		10,851		7,110	6,418

Per common share,
basic and diluted	0.47		0.98		0.65	0.59

2012:
Total revenues	$119,908		$106,757		$104,260	$109,002

Total benefits and expenses	90,891		93,852		98,030	97,659

Net income	19,441		8,397		4,132	7,897

Per common share,
basic and diluted	1.72		0.78		0.38	0.71
1 During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of total revenues and total benefits and expenses that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both premiums and policyholder benefits, with no impact to net income or net income per common share. The Company understated revenues and policyholder benefits by $15.7 million in the first quarter of 2013 and $8.4 million in the second quarter of 2013. The numbers reported above have been corrected to reflect these adjustments. The error was insignificant to any other previous periods presented.
20. Statutory Information and Stockholder Dividends Restriction
The table below provides Kansas City Life’s net gain from operations, net income, and capital and surplus (stockholders' equity) on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2013	2012	2011

Net gain from operations	$535	$32,102	$26,856

Net income	335	46,474	22,639

Capital and surplus	330,599	327,444	307,153
Net gain from operations and net income declined in 2013, driven primarily by the statutory accounting treatment of the American family transaction.
Kansas City Life recognizes its 100% ownership in Old American and Sunset Life under the equity method with subsidiary earnings recorded through surplus on a statutory accounting basis.  Capital and surplus at December 31, 2013 in the above table includes capital and surplus of $21.1 million and $31.2 million for each of those entities, respectively.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The maximum stockholder dividends payable by Kansas City Life without prior approval in 2014 is $33.1 million, 10% of 2013 capital and surplus. The maximum stockholder dividends payable by Old American without prior approval in 2014 is $2.2 million,which is 10% of 2013 capital and surplus. The maximum stockholder dividends payable by Sunset Life without prior approval in 2014 is $4.8 million, the statutory net gain from operations for the preceding year. Each of the individual insurance enterprises believes that the statutory limitations impose no practical restrictions on any of its dividend payment plans.
Insurance companies are monitored and evaluated by state insurance departments as to the financial adequacy of statutory capital and surplus in relation to each company's risks. One such measure is through the risk-based capital (RBC) guidelines. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. The RBC calculation determines both an authorized control level and a total adjusted capital prepared on the RBC basis. Generally, regulatory action is at 150% of the authorized control level. Each of the three insurance companies is expected to be within the range of 800% to 875%, well in excess of the control level at December 31, 2013.
The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had a statutory carrying value of $12.5 million at December 31, 2013 (2012 - $12.7 million; 2011 - $12.9 million).
21. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2013, the Company had purchase commitments to fund mortgage loans of $2.5 million.
Subsequent to December 31, 2013 the Company entered into commitments to fund additional mortgage loans of $6.8 million and to sell real estate for $0.9 million.
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
The Company and its subsidiaries are subject to regular reviews and inspections by state and federal regulatory authorities. State insurance examiners - or independent audit firms engages by such examiners - may, from time to time, conduct examinations or investigations into industry practices and into customer complaints. A regulatory violation discovered during a review, inspection, or investigation could result in a wide range of remedies that could include the imposition of sanctions against the Company, its subsidiaries, or its employees, any of which could have a material adverse effect on the Company's financial condition or results of operations.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
24. Subsequent Events
On January 27, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, paid on February 12, 2014 to stockholders of record on February 6, 2014.

Schedule I
Kansas City Life Insurance Company and Subsidiaries
Summary of Investments – Other Than Investments in Related Parties
December 31, 2013

Type of Investment	Cost	Fair Value	Amount Recognized in Consolidated Balance Sheets
Fixed maturity securities, available for sale:
Bonds:
United States government and government agencies and authorities	$149,954	$157,147	$157,147
Residential mortgage-backed securities	170,957	178,610	178,610
Public utilities	228,551	252,377	252,377
Corporate	1,689,107	1,768,300	1,768,300
All other bonds	239,905	249,434	249,434
Redeemable preferred stocks	15,144	12,752	12,752
Total	$2,493,618	$2,618,620	$2,618,620

Equity securities, available for sale:
Common stocks	16,524	17,187	17,187
Perpetual preferred stocks	18,437	17,199	17,199
Total	$34,961	$34,386	$34,386

Mortgage loans	629,256		629,256
Real estate	142,536		142,536
Policy loans	83,518		83,518
Short-term investments	40,712		40,712
Other investments	1,247		1,247
Total investments	$3,425,848		$3,550,275
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Balance Sheets

	December 31
	2013	2012
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,155,152	$2,301,142
Equity securities available for sale, at fair value:
Investment in unconsolidated subsidiaries	162,834	175,683
Other	24,855	13,321
Mortgage loans	529,156	563,931
Real estate	140,642	122,337
Policy loans	65,097	58,115
Short-term investments	34,701	20,664
Total investments	3,112,437	3,255,193

Cash	4,004	4,316
Accrued investment income	28,053	28,722
Deferred acquisition costs	152,747	77,030
Reinsurance recoverables	135,193	131,186
Property and equipment	17,478	18,313
Other assets	63,712	44,486
Separate account assets	393,416	340,093
Total assets	$3,907,040	$3,899,339

LIABILITIES
Future policy benefits	$630,497	$606,877
Policyholder account balances	1,830,756	1,853,439
Policy and contract claims	27,467	20,822
Other policyholder funds	143,379	138,747
Other liabilities	156,121	188,960
Separate account liabilities	393,416	340,093
Total liabilities	3,181,636	3,148,938

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,989	40,969
Retained earnings	823,408	805,730
Accumulated other comprehensive income	14,170	54,094
Treasury stock, at cost (2013 - 7,527,841 shares; 2012 - 7,463,823 shares)	(176,284)	(173,513)

Total stockholders’ equity	725,404	750,401

Total liabilities and stockholders’ equity	$3,907,040	$3,899,339
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Comprehensive Income

	Year Ended December 31
	2013	2012	2011
REVENUES
Insurance revenues:
Net premiums	$118,990	$73,480	$69,027
Contract charges	99,697	85,662	86,199
Total insurance revenues	218,687	159,142	155,226
Investment revenues:
Net investment income	139,916	144,701	144,754
Net realized investment gains, excluding other-than-temporary impairment losses	4,417	21,365	4,906
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,016)	(1,582)	(2,035)
Portion of impairment losses recognized in other comprehensive income (loss)	25	600	676
Net other-than-temporary impairment losses recognized in earnings	(991)	(982)	(1,359)
Total investment revenues	143,342	165,084	148,301
Other revenues	4,896	4,358	4,654
Total revenues	366,925	328,584	308,181
BENEFITS AND EXPENSES
Policyholder benefits	160,210	108,853	109,598
Interest credited to policyholder account balances	68,205	70,546	71,737
Amortization of deferred acquisition costs	18,267	14,184	14,242
Operating expenses	87,181	85,836	78,679
Total benefits and expenses	333,863	279,419	274,256
Income before income tax expense and equity in undistributed net income of subsidiaries	33,062	49,165	33,925
Income tax expense	11,145	16,308	11,960
Income before equity in undistributed net income of subsidiaries	21,917	32,857	21,965
Equity in undistributed net income of subsidiaries	7,650	7,010	4,168
NET INCOME	$29,567	$39,867	$26,133
COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$(52,494)	$28,171	$36,382
Change in future policy benefits	8,153	(8,105)	(5,463)
Change in policyholder account balances	397	(347)	(159)
Change in benefit plan obligations	14,785	(2,156)	(15,104)
Other comprehensive income (loss) of subsidiaries	(10,765)	6,445	6,623
Other comprehensive income (loss)	(39,924)	24,008	22,279
COMPREHENSIVE INCOME (LOSS)	$(10,357)	$63,875	$48,412
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$29,567	$39,867	$26,133
Equity in undistributed net income of subsidiaries	(7,650)	(7,010)	(4,168)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	4,466	3,507	2,860
Depreciation	4,265	7,236	3,204
Acquisition costs capitalized	(17,516)	(17,226)	(16,552)
Amortization of deferred acquisition costs	18,267	14,184	14,242
Realized investment gains	(3,426)	(20,383)	(3,547)
Changes in assets and liabilities:
Reinsurance recoverables	(4,007)	(7,039)	(7,735)
Future policy benefits	35,583	686	(10,389)
Policyholder account balances	(19,167)	(8,534)	(2,429)
Income taxes payable and deferred	6,271	4,711	7,087
Other, net	3,069	3,489	4,223
Net cash provided	49,722	13,488	12,929

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(223,996)	(298,758)	(203,583)
Equity securities	(11,943)	(3,897)	(104)
Mortgage loans	(57,907)	(148,725)	(99,208)
Real estate	(24,435)	(37,119)	(9,548)
Policy loans	(8,513)	(11,231)	(10,655)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	243,871	246,817	213,069
Equity securities	4,644	24,481	1,348
Mortgage loans	92,041	90,217	81,523
Real estate	336	53,459	—
Policy loans	10,478	13,805	14,139
Net sales (purchases) of short-term investments	(14,037)	17,200	(26,812)
Net acquisition of property and equipment	(800)	(771)	(260)
Reinsurance transaction	(34,279)	—	—
Net cash used	(24,540)	(54,522)	(40,091)
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows (Continued)

	Year Ended December 31
	2013	2012	2011
FINANCING ACTIVITIES
Proceeds from borrowings	$—	$65,000	$—
Repayment of borrowings	—	(65,000)	—
Deposits on policyholder account balances	218,134	208,589	211,888
Withdrawals from policyholder account balances	(250,962)	(159,712)	(175,329)
Net transfers from separate accounts	5,962	5,082	5,282
Change in other deposits	8,477	(2,653)	(2,521)
Cash dividends to stockholders	(11,889)	(15,055)	(12,341)
Dividends from subsidiaries	7,535	6,715	6,455
Net change in treasury stock	(2,751)	(2,934)	(4,838)
Net cash provided (used)	(25,494)	40,032	28,596

Increase (decrease) in cash	(312)	(1,002)	1,434
Cash at beginning of year	4,316	5,318	3,884

Cash at end of year	$4,004	$4,316	$5,318

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$3	$—
Income taxes	5,165	12,050	7,882
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits, policy- holder account balances, and policy and contract claims	Unearned premiums	Other policyholder funds
December 31, 2013:
Individual	$158,634	$2,772,349	$345	$154,228
Group	—	31,359	1,509	—
Old American	97,752	239,515	130	4,209
Total	$256,386	$3,043,223	$1,984	$158,437

December 31, 2012:
Individual	$80,912	$2,771,940	$321	$150,479
Group	—	32,885	1,228	—
Old American	95,363	242,097	144	3,577
Total	$176,275	$3,046,922	$1,693	$154,056
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
(continued)
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Premium revenue[2]	Net investment income[3]	Policyholder benefits and interest credited to policyholder account balances	Amortization of deferred policy acquisition costs	Operating expenses[4]
Year Ended December 31, 2013:
Individual	$60,369	$157,580	$215,408	$20,440	$71,267
Group	53,021	488	29,144	—	23,702
Old American	73,535	11,672	46,736	16,788	16,048
Intercompany eliminations[1]	(395)	—	—	—	(395)
Total	$186,530	$169,740	$291,288	$37,228	$110,622

Year Ended December 31, 2012:
Individual	$16,885	$163,706	$168,670	$14,712	$70,711
Group	48,823	524	26,803	—	23,699
Old American	70,773	11,924	46,748	13,330	16,151
Intercompany eliminations[1]	(392)	—	—	—	(392)
Total	$136,089	$176,154	$242,221	$28,042	$110,169

Year Ended December 31, 2011:
Individual	$10,320	$164,595	$165,305	$21,645	$63,700
Group	49,684	547	27,777	—	23,675
Old American	67,869	12,086	46,177	12,321	19,280
Intercompany eliminations[1]	(535)	—	—	—	(535)
Total	$127,338	$177,228	$239,259	$33,966	$106,120

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
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance Premiums				Accident and Health Premiums
	2013		2012	2011	2013	2012	2011

Direct:
Individual	$79,998		$56,001	$50,584	$183	$285	$405
Group	12,114		10,971	10,701	54,264	51,030	50,507
Old American	74,464		71,781	69,044	804	958	1,140
Intercompany Eliminations[1]	(212)		(209)	(325)	(183)	(183)	(210)
Total	166,364		138,544	130,004	55,068	52,090	51,842

Ceded:
Individual	(41,968)		(41,700)	(43,300)	(401)	(459)	(533)
Group	(1,883)		(1,713)	(1,454)	(11,473)	(11,465)	(10,070)
Old American	(1,210)		(1,347)	(1,561)	(523)	(619)	(754)
Total	(45,061)		(44,760)	(46,315)	(12,397)	(12,543)	(11,357)
Assumed:
Individual	22,556	[2]	2,758	3,164	—	—	—
Group	—		—	—	—	—	—
Old American	—		—	—	—	—	—
Total	22,556		2,758	3,164	—	—	—
Net	$143,859		$96,542	$86,853	$42,671	$39,547	$40,485

% of Assumed to Net	16%		3%	4%	—%	—%	—%

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
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
(continued)
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance In Force
	2013		2012	2011
	(in millions)
Direct:
Individual	$22,985		$23,122	$23,438
Group	3,752		3,396	3,530
Old American	1,016		997	958
Total	27,753		27,515	27,926

Ceded:
Individual	(13,029)		(13,078)	(13,428)
Group	(634)		(514)	(517)
Old American	(26)		(30)	(33)
Total	(13,689)		(13,622)	(13,978)

Assumed:
Individual	4,271	[1]	1,187	1,276
Group	—		—	—
Old American	—		—	—
Total	4,271		1,187	1,276
Net	$18,335		$15,080	$15,224

% of Assumed to Net	23%		8%	8%

[1]	Includes amounts attributable to the American Family reinsurance transaction.
All other information required by this Schedule is shown in Note 15 - Reinsurance in the Notes to Consolidated Financial Statements.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Kansas City Life Insurance Company and Subsidiaries
Valuation and Qualifying Accounts

	Year Ended December 31
	2013	2012	2011
Mortgage loan allowance for loss:
Beginning of year	$3,346	$2,849	$3,410
Additions	—	497	—
Deductions	(95)	—	(561)
End of year	$3,251	$3,346	$2,849

Allowance for uncollectible accounts:
Beginning of year	$2,261	$2,226	$644
Additions	69	229	1,724
Deductions	(85)	(194)	(142)
End of year	$2,245	$2,261	$2,226
Please see Note 6 – Financing Receivables for additional information.
See accompanying Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Life Insurance Company:
We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in note 3 to the consolidated financial statements, effective January 1, 2012, the Company modified the types of costs incurred that can be capitalized when issuing or renewing insurance contracts due to the prospective adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2010‑26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.
/s/ KPMG LLP
Kansas City, Missouri
February 26, 2014

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
Management’s Assessment of Internal Control Over Financial Reporting
Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2013 based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2013.
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
For Immediate Release: February 26, 2014, press release reporting financial results for the fourth quarter of 2013.
Kansas City Life Announces Fourth Quarter 2013 Results
Kansas City Life Insurance Company recorded net income of $6.4 million or $0.59 per share in the fourth quarter of 2013, a decrease of $1.5 million or $0.12 per share relative to the fourth quarter of 2012. The decrease was primarily due to increased policyholder benefits, lower investment revenues, and increased operating expenses.
Net income for the year was $29.6 million or $2.69 per share compared to $39.9 million or $3.59 per share in 2012. The decrease was primarily the result of the elevated realized investment gains in the first quarter of 2012, resulting from the sale of real estate investment properties. Other significant changes included an increase in insurance revenues, lower net investment income, and increases in policyholder benefits and amortization of deferred acquisition costs.
The fourth quarter and full-year results also reflect the favorable impact of the reinsurance transaction that occurred earlier in 2013 for a closed block of variable universal life policies and variable annuity contracts.
On January 27, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 12, 2014 to stockholders of record on February 6, 2014.
Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $483.6 million in 2013, and assets and life insurance in force were $4.5 billion and $32.0 billion, respectively, as of December 31, 2013. The Company operates in 49 states and the District of Columbia. For more information, please see the Company’s 2013 Form 10-K as filed with the Securities and Exchange Commission or please visit www.kclife.com.
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter ended December 31		Year ended December 31
	2013	2012	2013	2012
Revenues	$119,522	$109,002	$483,593	$439,927

Net income	$6,418	$7,897	$29,567	$39,867

Net income per share, basic and diluted	$0.59	$0.71	$2.69	$3.59

Dividends paid	$0.27	$0.54	$1.08	$1.35

Average number of shares outstanding	10,972,682	11,046,815	11,005,799	11,095,777

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2014.
The Company has adopted a Code of Ethics for Officers, Directors and Employees. Copies are available on the Company’s website at www.kclife.com and a copy may be obtained without charge upon written request to the Company Secretary, 3520 Broadway, Kansas City, MO 64111.
Item 11. Executive Compensation
The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2014.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 24, 2014.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Page Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)	65

(a)(2) Supplementary Data and Financial Statement Schedules	65
Schedules are included at the following pages:

Page Number
I - Summary of Investments—Other than Investments in Related Parties, December 31, 2013	125
II - Condensed Financial Information of Registrant, Years ended December 31, 2013, 2012 and 2011	126
III - Supplementary Insurance Information, Years ended December 31, 2013, 2012 and 2011	130
IV - Reinsurance Information, Years ended December 31, 2013, 2012 and 2011	132
V - Valuation and Qualifying Accounts, Years ended December 31, 2013, 2012 and 2011	134
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)Exhibits

Exhibit Number:	Basic Documents:

3(a)	Articles of Incorporation (as Restated in 1986 and Amended in 1999). [Filed as Exhibit 3(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

3(b)	Bylaws as Amended and Restated October 29, 2007. [Filed as Exhibits 3.1 and 3.2 to the Company's 8-K for October 30, 2007 and incorporated herein by reference]

4(a)	Specimen copy of Stock Certificate. [Filed as Exhibit 4(a) to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference]

10(a)	Kansas City Life Deferred Compensation Plan, as amended and restated effective July 2, 2012. [Filed as Exhibit 10(a) to the Company's 2012 10-K and incorporated herein by reference]

10(b)
Kansas City Life Insurance Company Savings and Profit Sharing Plan, as amended and restated effective January 1, 2012. [Filed as Exhibit 10(b) to the Company's 2012 10-K and incorporated herein by reference]

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

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K on November 3, 2004 and incorporated herein by reference]

10(k)	Kansas City Life Insurance Company Annual Incentive Plan Agreement. [Filed as Exhibit 10(k) to the Company's 2011 10-K and incorporated herein by reference]

10(l)	Kansas City Life Insurance Company Long Term Incentive Plan Agreement. [Filed as Exhibit 10(l) to the Company’s 2009 10-K/A and incorporated herein by reference]

10(m)	Kansas City Life Insurance Company Severance Plan. [Filed as Exhibit 10(m) to the Company’s 2010 10-K and incorporated herein by reference]

10(n)	Kansas City Life Insurance Company Cash Balance Pension Plan and Amendment dated August 1, 2013.

10(o)	Kansas City Life Insurance Company Employee Medical Plan.

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 99(e) to the Company’s 10-K Report for 2009 and incorporated herein by reference]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ R. Philip Bixby	By: /s/ Tracy W. Knapp
R. Philip Bixby	Tracy W. Knapp
Director; President, Chief Executive Officer and	Director; Senior Vice President, Finance
Chairman of the Board	(Principal Financial Officer)
(Principal Executive Officer)

By: /s/ William A. Schalekamp
By: /s/ Walter E. Bixby	William A. Schalekamp
Walter E. Bixby	Director
Director, Executive Vice President and
Vice Chairman of the Board
By: /s/ Cecil R. Miller
Cecil R. Miller
By: /s/ John C. Cozad	Director
John C. Cozad
Director
By: /s/ Michael Braude
Michael Braude
By: /s/ Kevin G. Barth	Director
Kevin G. Barth
Director
By: /s/ Richard L. Finn
Richard L. Finn
By: /s/ Mark A. Milton	Director
Mark A. Milton
Director; Senior Vice President, Actuary
By: /s/ William R. Blessing
William R. Blessing
Director

Date: February 26, 2014