Form 10-Q
period 2014-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2014-04-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,967,832 shares

Class	Outstanding March 31, 2014

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	March 31 2014	December 31 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,689,641	$2,618,620
Equity securities available for sale, at fair value	24,024	23,116
Mortgage loans	599,193	629,256
Real estate	143,054	142,536
Policy loans	83,074	83,518
Short-term investments	34,413	40,712
Other investments	7,694	12,517
Total investments	3,581,093	3,550,275

Cash	10,372	8,197
Accrued investment income	36,720	33,795
Deferred acquisition costs	250,713	256,386
Reinsurance recoverables	191,121	191,055
Property and equipment	17,541	17,524
Other assets	61,612	64,018
Separate account assets	392,509	393,416
Total assets	$4,541,681	$4,514,666

LIABILITIES
Future policy benefits	$919,237	$910,228
Policyholder account balances	2,092,312	2,096,212
Policy and contract claims	35,895	36,783
Other policyholder funds	161,451	160,421
Other liabilities	196,779	192,202
Separate account liabilities	392,509	393,416
Total liabilities	3,798,183	3,789,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,994	40,989
Retained earnings	825,949	823,408
Accumulated other comprehensive income	29,771	14,170
Treasury stock, at cost (2014 - 7,528,848 shares; 2013 - 7,527,841 shares)	(176,337)	(176,284)
Total stockholders’ equity	743,498	725,404
Total liabilities and stockholders’ equity	$4,541,681	$4,514,666
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended
	March 31
	2014	2013
	(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$41,787	$54,416
Contract charges	28,798	24,348
Total insurance revenues	70,585	78,764
Investment revenues:
Net investment income	40,691	42,410
Net realized investment gains, excluding other- than-temporary impairment losses	1,665	446
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(213)	(187)
Portion of impairment losses recognized in other comprehensive income	51	58
Net other-than-temporary impairment losses recognized in earnings	(162)	(129)
Total investment revenues	42,194	42,727
Other revenues	2,333	2,233
Total revenues	115,112	123,724

BENEFITS AND EXPENSES
Policyholder benefits	52,754	61,148
Interest credited to policyholder account balances	18,946	19,663
Amortization of deferred acquisition costs	8,828	8,865
Operating expenses	26,620	26,504
Total benefits and expenses	107,148	116,180

Income before income tax expense	7,964	7,544

Income tax expense	2,462	2,356

NET INCOME	$5,502	$5,188

COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale	$19,365	$9,473
Change in future policy benefits	(3,633)	287
Change in policyholder account balances	(131)	12
Other comprehensive income	15,601	9,772

COMPREHENSIVE INCOME	$21,103	$14,960

Basic and diluted earnings per share:
Net income	$0.50	$0.47
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Quarter Ended
March 31, 2014
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	40,989
Excess of proceeds over cost of treasury stock sold	5

End of period	40,994

RETAINED EARNINGS
Beginning of year	823,408
Net income	5,502
Stockholder dividends of $0.27 per share	(2,961)

End of period	825,949

ACCUMULATED OTHER COMPREHENSIVE
INCOME, net of taxes
Beginning of year	14,170
Other comprehensive income	15,601

End of period	29,771

TREASURY STOCK, at cost
Beginning of year	(176,284)
Cost of 1,140 shares acquired	(55)
Cost of 133 shares sold	2

End of period	(176,337)

TOTAL STOCKHOLDERS’ EQUITY	$743,498
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Quarter Ended March 31
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$5,502	$5,188
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	1,043	1,021
Depreciation	1,096	1,034
Acquisition costs capitalized	(7,772)	(8,644)
Amortization of deferred acquisition costs	8,828	8,865
Realized investment gains	(1,503)	(317)
Changes in assets and liabilities:
Reinsurance recoverables	(66)	(1,418)
Future policy benefits	3,421	12,307
Policyholder account balances	(5,256)	(7,737)
Income taxes payable and deferred	1,461	(1,144)
Other, net	(5,278)	(4,071)
Net cash provided	1,476	5,084

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(101,204)	(50,836)
Equity securities	—	(6,552)
Mortgage loans	(4,437)	(14,797)
Real estate	(3,668)	(8,483)
Policy loans	(3,771)	(3,271)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	63,543	64,416
Equity securities	—	1,444
Mortgage loans	34,513	13,671
Real estate	1,986	342
Policy loans	4,215	4,595
Other investments	5,000	—
Net sales of short-term investments	6,299	10,310
Acquisition of property and equipment	(440)	(36)
Net cash provided	2,036	10,803

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Quarter Ended March 31
	2014	2013
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$59,597	$51,774
Withdrawals from policyholder account balances	(60,415)	(65,574)
Net transfers from separate accounts	2,265	142
Change in other deposits	225	1,759
Cash dividends to stockholders	(2,961)	(2,976)
Net change in treasury stock	(48)	(366)
Net cash used	(1,337)	(15,241)

Increase in cash	2,175	646
Cash at beginning of year	8,197	7,026
Cash at end of period	$10,372	$7,672

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,000	$3,500
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2013 Form 10-K, as filed with the Securities and Exchange Commission. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2014 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Immaterial Correction of Error
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013. The error was insignificant to any previous periods presented.
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involved ongoing servicing arrangements with American Family during the period that such policies and contracts were transitioned to administration by the Company. This block is included as a component of the Individual Insurance segment. For additional information, please refer to the Company's Form 10-K filed with the SEC on February 26, 2014.
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2013 Form 10-K. No significant updates or changes to these policies occurred during the quarter ended March 31, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

2. New Accounting Pronouncements
For a full discussion of new accounting pronouncements and other regulatory activity and their impact on the Company, please refer to the Company's 2013 Form 10-K.
Accounting Pronouncements Issued During 2014, Not Yet Adopted
In January 2014, the FASB issued guidance regarding accounting for investments in qualified affordable housing projects. The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating this guidance and its materiality to the consolidated financial statements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at March 31, 2014.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$150,750	$7,406	$772	$157,384
Federal agencies [1]	19,758	2,624	—	22,382
Federal agency issued
residential mortgage-backed securities [1]	52,971	5,073	2	58,042
Subtotal	223,479	15,103	774	237,808
Corporate obligations:
Industrial	517,905	29,729	3,800	543,834
Energy	220,031	16,730	2,209	234,552
Communications and technology	233,951	15,888	721	249,118
Financial	271,718	19,480	1,346	289,852
Consumer	483,374	28,221	2,859	508,736
Public utilities	229,778	25,983	428	255,333
Subtotal	1,956,757	136,031	11,363	2,081,425
Corporate private-labeled residential mortgage-backed securities	109,294	5,096	111	114,279
Municipal securities	132,420	14,904	—	147,324
Other	93,143	4,494	3,558	94,079
Redeemable preferred stocks	15,986	100	1,360	14,726
Fixed maturity securities	2,531,079	175,728	17,166	2,689,641
Equity securities	23,666	1,805	1,447	24,024
Total	$2,554,745	$177,533	$18,613	$2,713,665

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$134,198	$6,653	$1,831	$139,020
Federal agencies [1]	19,756	2,312	—	22,068
Federal agency issued
residential mortgage-backed securities [1]	56,738	5,392	2	62,128
Subtotal	210,692	14,357	1,833	223,216
Corporate obligations:
Industrial	515,395	27,051	7,667	534,779
Energy	211,115	15,462	3,832	222,745
Communications and technology	222,277	12,938	1,672	233,543
Financial	266,693	18,824	2,040	283,477
Consumer	473,627	25,936	5,807	493,756
Public utilities	228,551	24,780	954	252,377
Subtotal	1,917,658	124,991	21,972	2,020,677
Corporate private-labeled residential mortgage-backed securities	114,219	3,179	916	116,482
Municipal securities	138,136	9,488	5	147,619
Other	97,769	4,422	4,317	97,874
Redeemable preferred stocks	15,144	—	2,392	12,752
Fixed maturity securities	2,493,618	156,437	31,435	2,618,620
Equity securities	23,691	1,871	2,446	23,116
Total	$2,517,309	$158,308	$33,881	$2,641,736

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at March 31, 2014. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$108,391	$110,972
Due after one year through five years	717,249	786,875
Due after five years through ten years	1,010,012	1,043,420
Due after ten years	450,483	489,400
Securities with variable principal payments	228,958	244,248
Redeemable preferred stocks	15,986	14,726
Total	$2,531,079	$2,689,641

No material derivative financial instruments were held during the first quarter of 2014 or during 2013.
Unrealized Losses on Investments
At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. The Company prepares a formal review document no less often than quarterly of all investments

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost. For additional information on the Company's process and considerations, as well as related accounting when other-than-temporary impairments are identified, please refer to Note 4 - Investments of the Company's 2013 Form 10-K.
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at March 31, 2014.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$30,771	$772	$—	$—	$30,771	$772
Federal agency issued residential mortgage-backed securities [1]	19	—	287	2	306	2
Subtotal	30,790	772	287	2	31,077	774
Corporate obligations:
Industrial	97,054	2,444	22,659	1,356	119,713	3,800
Energy	54,634	1,875	5,650	334	60,284	2,209
Communications and technology	31,216	721	—	—	31,216	721
Financial	17,562	479	4,988	867	22,550	1,346
Consumer	94,469	2,725	2,980	134	97,449	2,859
Public utilities	5,428	166	3,734	262	9,162	428
Subtotal	300,363	8,410	40,011	2,953	340,374	11,363
Corporate private-labeled residential mortgage-backed securities	4,953	111	—	—	4,953	111
Municipal securities	—	—	—	—	—	—
Other	18,216	460	32,953	3,098	51,169	3,558
Redeemable preferred stocks	8,786	1,360	—	—	8,786	1,360
Fixed maturity securities	363,108	11,113	73,251	6,053	436,359	17,166
Equity securities	7,984	1,065	2,870	382	10,854	1,447
Total	$371,092	$12,178	$76,121	$6,435	$447,213	$18,613

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

The Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At March 31, 2014, the Company had 143 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 121 security issues were below cost for less than one year; 13 security issues were below cost for one year or more and less than three years; and nine security issues were below cost for three years or more. At December 31, 2013, the Company had 195 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 173 security issues were below cost for less than one year; twelve security issues were below cost for one year or more and less than three years; and ten security issues were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at March 31, 2014 and December 31, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$4,972	$28	$—	$—
Due after one year through five years	16,869	117	29,812	268
Due after five years through ten years	316,166	10,704	417,859	20,118
Due after ten years	76,705	4,759	132,018	7,740
Total	414,712	15,608	579,689	28,126
Securities with variable principal payments	12,861	198	33,503	917
Redeemable preferred stocks	8,786	1,360	12,752	2,392
Total	$436,359	$17,166	$625,944	$31,435
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income.

	Quarter Ended
	March 31
	2014	2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$16,375	$15,260
Additions for credit losses not previously recognized in other-than- temporary impairment	4	27
Additions for increases in the credit loss for which an other-than- temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	158	102
Reductions for securities sold during the period	—	—
Reductions for securities previously recognized in other comprehensive income because of intent to sell the security before recovery of its amortized cost basis	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(5)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$16,532	$15,384

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Gross gains resulting from:
Sales of investment securities	$178	$68
Investment securities called and other	1,295	726
Real estate	339	—
Total gross gains	1,812	794
Gross losses resulting from:
Investment securities called and other	(254)	(182)
Sale of real estate and joint venture	—	(89)
Mortgage loans	(24)	—
Total gross losses	(278)	(271)
Change in allowance for potential future losses on mortgage loans	172	(54)
Amortization of DAC and VOBA	(41)	(23)
Net realized investment gains, excluding other-than- temporary impairment losses	1,665	446

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(213)	(187)
Portion of loss recognized in other comprehensive income	51	58
Net other-than-temporary impairment losses recognized in earnings	(162)	(129)
Net realized investment gains	$1,503	$317
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Proceeds	$4,374	$4,065
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.1 million at March 31, 2014 and $3.3 million at December 31, 2013. The Company had 17% of its invested assets in commercial mortgage loans at March 31, 2014, down slightly from 18% at December 31, 2013. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% at March 31, 2014, compared to 47% at December 31, 2013. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at March 31, 2014 and December 31, 2013.

	March 31 2014	December 31 2013
Principal outstanding	$602,272	$632,507
Allowance for potential future losses	(3,079)	(3,251)
Carrying value	$599,193	$629,256
The following table summarizes the amount of mortgage loans held by the Company at March 31, 2014 and December 31, 2013, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	March 31 2014	% of Total	December 31 2013	% of Total
Prior to 2005	$36,198	6%	$41,324	6%
2005	27,348	5%	28,111	4%
2006	20,467	4%	24,744	4%
2007	25,384	4%	27,009	4%
2008	26,438	4%	28,051	4%
2009	37,088	6%	37,723	6%
2010	58,395	10%	61,236	10%
2011	105,696	18%	118,459	19%
2012	176,901	29%	184,749	29%
2013	80,644	13%	81,101	14%
2014	7,713	1%	—	—%
Total	$602,272	100%	$632,507	100%
The following table identifies mortgage loans by geographic location at March 31, 2014 and December 31, 2013.

	March 31 2014	% of Total	December 31 2013	% of Total
Pacific	$167,753	28%	$181,690	29%
West north central	87,032	14%	91,687	14%
West south central	98,721	16%	101,019	16%
Mountain	74,495	12%	78,116	12%
South Atlantic	63,731	11%	66,686	11%
Middle Atlantic	28,114	5%	31,495	5%
East north central	56,590	10%	57,395	9%
East south central	25,836	4%	24,419	4%
Total	$602,272	100%	$632,507	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at March 31, 2014 and December 31, 2013.

	March 31 2014	% of Total	December 31 2013	% of Total
California	$141,210	23%	$149,065	24%
Texas	93,244	15%	95,205	15%
Minnesota	63,079	10%	64,464	10%
Florida	31,720	5%	34,334	5%
All others	273,019	47%	289,439	46%
Total	$602,272	100%	$632,507	100%
The following table identifies mortgage loans by property type at March 31, 2014 and December 31, 2013. The Other category consists largely of apartments and retail properties.

	March 31 2014	% of Total	December 31 2013	% of Total
Industrial	$316,215	53%	$328,478	52%
Office	175,437	29%	184,529	29%
Medical	31,841	5%	39,531	6%
Other	78,779	13%	79,969	13%
Total	$602,272	100%	$632,507	100%
The table below identifies mortgage loans by maturity at March 31, 2014 and December 31, 2013.

	March 31 2014	% of Total	December 31 2013	% of Total
Due in one year or less	$28,499	5%	$22,464	4%
Due after one year through five years	156,477	26%	169,146	27%
Due after five years through ten years	225,918	37%	244,667	38%
Due after ten years	191,378	32%	196,230	31%
Total	$602,272	100%	$632,507	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced two loans with outstanding balances of $3.2 million during the first quarter ended March 31, 2014 and four loans with outstanding balances of $6.3 million during the first quarter ended March 31, 2013.
In the normal course of business, the Company generally commits to fund commercial mortgage loans up to 120 days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower's failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 15 - Commitments.
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
Assets
Securities Available for Sale and Other Invested Assets
Fixed maturity and equity securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon unadjusted quoted prices, if available, except as described in the subsequent paragraphs. Other invested assets are invested in institutional alternative funds. These assets are categorized as Level 2 as the valuation of these funds is determined based on values provided by the issuer and represent amounts at which the Company could transact with the issuer. Certain redemption restrictions may apply on these alternative funds, including advance written notice to withdraw funds.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At March 31, 2014 and December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,411	$144,973	$—	$157,384
Federal agencies [1]	—	22,382	—	22,382
Federal agency issued residential mortgage-backed securities [1]	—	58,042	—	58,042
Subtotal	12,411	225,397	—	237,808
Corporate obligations:
Industrial	—	543,834	—	543,834
Energy	—	234,552	—	234,552
Communications and technology	—	249,118	—	249,118
Financial	—	289,852	—	289,852
Consumer	—	508,736	—	508,736
Public utilities	—	255,320	13	255,333
Subtotal	—	2,081,412	13	2,081,425
Corporate private-labeled residential mortgage-backed securities	—	114,279	—	114,279
Municipal securities	—	147,324	—	147,324
Other	—	92,735	1,344	94,079
Redeemable preferred stocks	—	14,726	—	14,726
Fixed maturity securities	12,411	2,675,873	1,357	2,689,641
Equity securities and other invested assets	5,122	25,547	—	30,669
Total	$17,533	$2,701,420	$1,357	$2,720,310

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(3,870)	$(3,870)
Total	$—	$—	$(3,870)	$(3,870)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,458	$126,562	$—	$139,020
Federal agencies [1]	—	22,068	—	22,068
Federal agency issued residential mortgage-backed securities [1]	—	62,128	—	62,128
Subtotal	12,458	210,758	—	223,216
Corporate obligations:
Industrial	—	534,779	—	534,779
Energy	—	222,745	—	222,745
Communications and technology	—	233,543	—	233,543
Financial	—	283,477	—	283,477
Consumer	—	493,756	—	493,756
Public utilities	—	252,364	13	252,377
Subtotal	—	2,020,664	13	2,020,677
Corporate private-labeled residential mortgage-backed securities	—	116,482	—	116,482
Municipal securities	—	147,619	—	147,619
Other	—	96,454	1,420	97,874
Redeemable preferred stocks	—	12,752	—	12,752
Fixed maturity securities	12,458	2,604,729	1,433	2,618,620
Equity securities and other invested assets	4,812	29,574	—	34,386
Total	$17,270	$2,634,303	$1,433	$2,653,006

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,703)	$(4,703)
Total	$—	$—	$(4,703)	$(4,703)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2014 and year ended December 31, 2013 are summarized below:

	Quarter Ended March 31, 2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,433	$—	$1,433	$(4,703)
Included in earnings	—	—	—	737
Included in other comprehensive income	(76)	—	(76)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	58
Sales	—	—	—	—
Other dispositions	—	—	—	38
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$1,357	$—	$1,357	$(3,870)

Net unrealized losses	$(76)	$—	$(76)

	Year Ended December 31, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	(59)	641	582	(4,208)
Included in other comprehensive income	287	(627)	(340)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	737
Sales	—	—	—	—
Other dispositions	(839)	(1,269)	(2,108)	(152)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(44,205)	—	(44,205)	—
Ending balance	$1,433	$—	$1,433	$(4,703)

Net unrealized gains	$287	$—	$287
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the first quarters ended March 31, 2014 and 2013.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $1.4 million at March 31, 2014. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated.
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
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at March 31, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(3,870)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.41%-1.37%
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
The Company estimates that the impact of unobservable inputs at March 31, 2014 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability less than $0.1 million; a 10% increase in the benefit utilization would increase the liability $0.6 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.2 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The table below is a summary of fair value estimates at March 31, 2014 and December 31, 2013 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,689,641	$2,689,641	$2,618,620	$2,618,620
Equity securities and other invested assets	30,669	30,669	34,386	34,386
Mortgage loans	599,193	631,595	629,256	658,142
Policy loans	83,074	83,074	83,518	83,518
Cash and short-term financial assets	44,785	44,785	48,909	48,909
Separate account assets	392,509	392,509	393,416	393,416

Liabilities:
Individual and group annuities	$1,097,751	$1,075,433	$1,100,495	$1,078,618
Supplementary contracts without life contingencies	51,994	50,665	51,624	50,097
Separate account liabilities	392,509	392,509	393,416	393,416
Other policyholder funds - GMWB	(3,870)	(3,870)	(4,703)	(4,703)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at March 31, 2014 and December 31, 2013.

	March 31 2014	December 31 2013
Receivables:
Agent receivables, net (allowance $1,854; 2013 - $2,245)	$1,778	$1,660
Investment-related financing receivables:
Mortgage loans, net (allowance $3,079; 2013 - $3,251)	599,193	629,256
Total financing receivables	$600,971	$630,916
The following table details the activity of the allowance for uncollectible accounts on agent receivables at March 31, 2014 and December 31, 2013.

	March 31 2014	December 31 2013
Beginning of year	$2,245	$2,261
Additions	129	69
Deductions	(520)	(85)
End of period	$1,854	$2,245
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at March 31, 2014 and December 31, 2013.

	March 31 2014	December 31 2013
Mortgage loans collectively evaluated for impairment	$558,261	$582,679
Mortgage loans individually evaluated for impairment	44,011	49,828
Allowance for potential future losses	(3,079)	(3,251)
Carrying value	$599,193	$629,256
The following table details the activity of the allowance for potential future losses on mortgage loans at March 31, 2014 and December 31, 2013.

	March 31 2014	December 31 2013
Beginning of year	$3,251	$3,346
Provision	—	—
Deductions	(172)	(95)
End of period	$3,079	$3,251
Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. The Company's gross agent receivables totaled $3.7 million at March 31, 2014 with an allowance for doubtful accounts totaling $1.9 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

December 31, 2013. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

•	Agent specific loans. At March 31, 2014 and December 31, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.6 million, and the allowance for doubtful accounts was $1.6 million as of March 31, 2014. Gross agent receivables totaled $2.8 million, and the allowance for doubtful accounts was $1.9 million at December 31, 2013.

Mortgage Loans
The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on non-accrual status.
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
The following table presents an aging schedule for delinquent payments for both principal and interest at March 31, 2014 and December 31, 2013, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2014
Industrial	$—	$—	$—	$—	$—
Office	5,658	—	—	804	804
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,658	$—	$—	$804	$804

December 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	8,497	24	—	829	853
Medical	3,921	32	—	—	32
Other	—	—	—	—	—
Total	$12,418	$56	$—	$829	$885
As of March 31, 2014, there were two mortgage loans that were over 120 days past due. Both of these loans are in the process of foreclosure.
As of March 31, 2013, there were four mortgage loans that were 30 days or more past due, including two over 120 days past due.  Subsequently, payment was received on two of the four delinquent loans and they were brought current in April 2013. One loan was in the process of foreclosure.

The Company had no troubled loans that were restructured or modified in 2014 or 2013.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The allowance for potential future losses is maintained at a level believed by management to be adequate to absorb estimated credit losses. Management's periodic evaluation and assessment of the adequacy of the reserve is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.1 million at March 31, 2014 and $3.3 million at December 31, 2013. For information regarding management's periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2013 Form 10-K.
6. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability corporations that may or may not participate in profits or residual value. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income. For additional information, please refer to Note 7 - Variable Interest Entities in the Company's 2013 Form 10-K.
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at March 31, 2014 and December 31, 2013. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at March 31, 2014 and investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at December 31, 2013.

	March 31 2014		December 31 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$22,047	$22,047	$22,104	$22,104
Affordable housing real estate joint ventures	18,419	57,738	19,422	61,624
Total	$40,466	$79,785	$41,526	$83,728
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
At March 31, 2014, the Company had no unfunded commitments, compared to $0.2 million at December 31, 2013. There were no mortgage loan commitments outstanding to the real estate joint venture VIEs at either March 31, 2014 or December 31, 2013. At March 31, 2014, the Company had no unfunded equity commitments for the development of properties owned, compared to $0.2 million at December 31, 2013. The loan commitments are included in Note 15 to the Consolidated Financial Statements. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at March 31, 2014 and December 31, 2013 includes $20.9 million and $22.5 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
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
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of variable annuity separate accounts with the GMWB rider was $126.6 million at March 31, 2014 (December 31, 2013 - $123.9 million) and the guarantee liability was $(3.9) million at March 31, 2014 (December 31, 2013 - $(4.7) million). The value of the GMWB rider is recorded at fair value. The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family as discussed in the Reinsurance Transaction section of Note 1. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances were not recorded in the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The fund value and future policy benefits approximated $25.9 million and $0.6 million at March 31, 2014, respectively. The Company recorded these fixed funds accounts as a separate block under its general accounts. Please refer to the Reinsurance Transaction section of Note 1 - Nature of Operations and Significant Accounting Policies for additional information.
8. Notes Payable
The Company had no notes payable at March 31, 2014 or December 31, 2013.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the first quarters of 2014 and 2013.
The Company has unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at March 31, 2014 or December 31, 2013. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2014. The Company anticipates renewing these lines of credit as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Federal income tax rate	35%	35%
Tax credits, net of equity adjustment	(2)%	(3)%
Permanent differences	(2)%	(1)%
Effective income tax rate	31%	31%
The Company did not have any uncertain tax positions at March 31, 2014.
At March 31, 2014, the Company had a current tax asset of less than $0.1 million and a $76.4 million net deferred tax liability, compared to a $0.7 million current tax asset and a $68.0 million net deferred tax liability at December 31, 2013.
10. Pensions and Other Postretirement Benefits
The following table provides the components of net periodic benefit cost for the first quarters ended March 31, 2014 and 2013.

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31		March 31
	2014	2013	2014	2013
Service cost	$—	$—	$153	$249
Interest cost	1,551	1,335	375	362
Expected return on plan assets	(2,581)	(2,307)	—	—
Amortization of:
Unrecognized actuarial net loss	429	598	22	58
Unrecognized prior service credit	—	—	(287)	(63)
Net periodic benefit cost (credit)	$(601)	$(374)	$263	$606
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
In the first quarter of 2014, the plan made payments totaling $3.8 million to plan participants for the three-year interval ended December 31, 2013. In the first quarter of 2013, the plan made payments totaling $2.4 million to plan participants for the three-year interval ended December 31, 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the first quarters of 2014 and 2013 was $0.5 million and $0.3 million, respectively, net of tax.
12. Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes the unrealized investment gains or losses on securities available for sale (net of reclassifications for realized investment gains or losses) net of adjustments to DAC and VOBA, future policy benefits, and policyholder account balances (including deferred revenue liability). In addition, other comprehensive income includes the change in the liability for benefit plan obligations. Other comprehensive income reflects these items net of tax.
The table below provides information about comprehensive income for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$34,242	$11,984	$22,258
Equity securities	934	327	607
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	843	295	548
Other-than-temporary impairment losses recognized in earnings	(213)	(75)	(138)
Other-than-temporary impairment losses recognized in other comprehensive income	51	18	33
Net unrealized losses excluding impairment losses	34,495	12,073	22,422
Effect on DAC and VOBA	(4,703)	(1,646)	(3,057)
Future policy benefits	(5,589)	(1,956)	(3,633)
Policyholder account balances	(201)	(70)	(131)
Other comprehensive income	$24,002	$8,401	15,601
Net income			5,502
Comprehensive income			$21,103

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended March 31, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(9,287)	$(3,251)	$(6,036)
Equity securities	311	109	202
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	612	214	398
Other-than-temporary impairment losses recognized in earnings	(187)	(65)	(122)
Other-than-temporary impairment losses recognized in other comprehensive income	58	20	38
Net unrealized gains excluding impairment losses	(9,459)	(3,311)	(6,148)
Effect on DAC and VOBA [1]	24,032	8,411	15,621
Future policy benefits	442	155	287
Policyholder account balances	18	6	12
Other comprehensive income	$15,033	$5,261	9,772
Net income			5,188
Comprehensive income			$14,960

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.
The following table provides accumulated balances related to each component of accumulated other comprehensive income at March 31, 2014, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170
Other comprehensive income (loss) before reclassification	19,686	2,293	—	(3,030)	(3,633)	(131)	15,185
Amounts reclassified from accumulated other comprehensive income	548	(105)	—	(27)	—	—	416
Net current-period other comprehensive income (loss)	20,234	2,188	—	(3,057)	(3,633)	(131)	15,601
End of period	$98,730	$4,569	$(38,363)	$(20,593)	$(14,111)	$(461)	$29,771

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$843	$612
Income tax expense [2]	(295)	(214)
Net of taxes	548	398

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(162)	(129)
Income tax benefit [2]	57	45
Net of taxes	(105)	(84)

Reclassification adjustment related to DAC and VOBA [1]	(41)	(23)
Income tax benefit [2]	14	8
Net of taxes	(27)	(15)

Total pre-tax reclassifications	640	460
Total income tax expense	(224)	(161)
Total reclassification, net taxes	$416	$299

[1]	(Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.

[2]	(Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended March 31, 2014 and 2013 was 10,968,367 and 11,025,506, respectively. The number of shares outstanding at March 31, 2014 and December 31, 2013 was 10,967,832 and 10,968,839, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual		Group	Old	Intercompany
		Insurance		Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
First quarter:	2014	$37,891	[2]	$14,248	$18,547	$(101)	$70,585	[2]
	2013	48,247	[3]	12,526	18,089	(98)	78,764	[3]

Net investment income:
First quarter:	2014	$37,646		$125	$2,920	$—	$40,691
	2013	39,369		131	2,910	—	42,410

Total benefits and expenses:
First quarter:	2014	$70,706	[2]	$14,610	$21,933	$(101)	$107,148	[2]
	2013	83,016	[3]	12,395	20,867	(98)	116,180	[3]

Net income (loss):
First quarter:	2014	$5,759	[2]	$(120)	$(137)	$—	$5,502	[2]
	2013	4,929		192	67	—	5,188

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

[3]
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013. The numbers reported above have been corrected to reflect these adjustments.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2014, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $4.8 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
18. Subsequent Events
On April 28, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 14, 2014 to stockholders of record on May 8, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the first quarters ended March 31, 2014 and 2013 and the financial condition of the Company at March 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2013 Form 10-K.
Overview
Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life insurance and annuity products. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. For additional information, please refer to the Overview included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2013 Form 10-K.
Immaterial Correction of Error
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013. The error was insignificant to any previous periods presented.
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
Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors as filed in the Company's 2013 Form 10-K. For additional information, please refer to the Overview included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2013 Form 10-K.

Consolidated Results of Operations
Summary of Results
The Company earned net income of $5.5 million in the first quarter of 2014 compared to $5.2 million in the first quarter of 2013. Net income per share was $0.50 in the first quarter of 2014 versus $0.47 in the same period in the prior year.
The following table presents variances between the results for the first quarters ended March 31, 2014 and 2013.

Quarter Ended
March 31
2014 Versus 2013
Insurance and other revenues	$(8,079)
Net investment income	(1,719)
Net realized investment gains (losses)	1,186
Policyholder benefits and interest credited to policyholder account balances	9,111
Amortization of deferred acquisition costs	37
Operating expenses	(116)
Income tax expense	(106)
Total variance	$314
Net income increased $0.3 million in the first quarter of 2014 compared to the same period in 2013. This resulted from a $4.4 million increase in contract charges, an $8.4 million decrease in policyholder benefits, a $0.7 million decrease in interest credited to policyholder account balances, and a $1.2 million increase in net realized investment gains. Partially offsetting these were a $12.6 million decline in net premiums and a $1.7 million decrease in net investment income.
Information on these items is presented below.
Sales
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
The Company recognizes conversions of policies and contracts on interest sensitive products to traditional life and annuity products as new premiums at the time of conversion. Most notably, the Company has fixed deferred annuities that convert to immediate annuities. Deferred annuity contracts typically provide for such conversions as one of several settlement options, and the volume and timing of such contracts can vary based upon the individual needs and decisions of contract owners.
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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the first quarters ended March 31, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$4,300	(2)%	$4,370	—%
Immediate annuities	7,132	(68)%	22,196	1,200%
Group life insurance	875	28%	685	42%
Group accident and health insurance	4,107	31%	3,146	24%
Total new premiums	16,414	(46)%	30,397	234%
Renewal premiums	39,131	4%	37,592	1%
Total premiums	55,545	(18)%	67,989	47%
Reinsurance ceded	(13,758)	1%	(13,573)	—%
Net premiums	$41,787	(23)%	$54,416	66%
Consolidated total premiums decreased $12.4 million in the first quarter of 2014 versus the prior year, largely from total new premiums that decreased $14.0 million. However, total renewal premiums increased $1.5 million.  The largest component in the decrease in new premiums was a $15.1 million decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $4.7 million during the first quarter of 2014, down from $15.7 million in the first quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. In addition, new group accident and health insurance premiums increased $1.0 million or 31%, largely from the dental product line which increased $0.9 million or 53% compared with the prior year. This increase effects the expanded marketing efforts initiated in 2013. The increase in renewal premiums was due to a $0.7 million or 3% increase in renewal individual life insurance premiums, principally from the Old American segment. In addition, group accident and health renewal premiums increased $0.7 million, largely in the dental line.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,931	(46)%	$5,414	64%
Variable universal life insurance	358	(37)%	566	261%
Fixed annuities	11,703	35%	8,647	(55)%
Variable annuities	7,546	152%	3,000	(24)%
Total new deposits	22,538	28%	17,627	(34)%
Renewal deposits	37,059	9%	34,147	(2)%
Total deposits	$59,597	15%	$51,774	(16)%
Total new deposits increased $4.9 million or 28% in the first quarter of 2014 compared with the first quarter of 2013. The increase in 2014 resulted from a $4.5 million increase in variable annuity deposits and a $3.1 million increase fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $2.5 million.
Total renewal deposits increased $2.9 million or 9% in the first quarter of 2014 versus the prior year. The reinsurance transaction on variable products increased renewal deposits $6.3 million in the first quarter of 2014. Excluding this transaction, renewal deposits decreased $3.4 million or 10%, reflecting a $2.4 million decline in fixed annuity renewal deposits and a $0.9 million decline in variable annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.

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
Total contract charges increased $4.4 million or 18% in the first quarter of 2014 compared to the first quarter of 2013. The reinsurance transaction contributed $4.0 million to contract charges in the first quarter of 2014, with no contribution in the first quarter of 2013.  Excluding this transaction, total contract charges on all blocks of business increased $0.4 million or 2% in the first quarter of 2014 compared to the first quarter of 2013. This increase was due to higher amortization of deferred revenue, largely resulting from higher death benefits experienced in the first quarter of 2013 versus the first quarter of 2014.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and companies that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 43% and 35% of total consolidated contract charges in the first quarters of 2014 and 2013, respectively. The increase in 2014 can be attributed to the reinsurance transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 34% and 35% of total consolidated contract charges in the first quarters of 2014 and 2013, respectively. The decline in 2014 reflects the runoff of business. Total contract charges on open, or ongoing, blocks of business increased 4% in the first quarter of 2014 compared to the first quarter of 2013.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums increased 1% in the first quarter of 2014 compared to one year earlier.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $1.6 million or 3% in the first quarter of 2014 compared with the same period in 2013, reflecting a decrease in average invested assets and lower overall yields earned and available on certain investments.
Fixed maturity securities provided a majority of the Company's investment income during the quarter ended March 31, 2014. Income on these investments declined $1.2 million or 4% in the first quarter of 2014 compared to the same period in 2013, reflecting declines in yields earned.
Investment income from commercial mortgage loans decreased $0.8 million or 8% in the first quarter of 2014 compared to the prior year. The decline in 2014 was largely due to a lower mortgage loan portfolio balance compared to one year earlier.
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
The Company recorded a net realized investment gain of $1.5 million in the first quarter of 2014, compared with a net realized investment gain of $0.3 million in the first quarter of 2013. During the first quarter of 2014, the Company recorded $1.3 million in gains from investment securities called and other and $0.3 million in gains from sales of real estate. Partially offsetting these gains, investment losses of $0.2 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired.
The Company's analysis of securities for the first quarter ended March 31, 2014 resulted in the determination that nine fixed maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million due to credit impairments. These nine securities accounted for all of the other-than-temporary impairments in the first quarter of 2014. These residential mortgage-backed securities had incremental losses, reflecting modest deterioration in the present value of expected future cash flows. The additional losses from these residential mortgage-backed securities totaled $0.2 million in the first quarter of 2014, including less than $0.1 million that was determined to be non-credit and was recognized in other comprehensive income. The total fair value of the affected securities after the write-downs was $45.3 million.
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
Policyholder benefits decreased $8.4 million in the first quarter of 2014 compared to the same period one year earlier. The largest factors in the decline were a $8.5 million decrease in benefit and contract reserves and a $2.5 million decrease in death benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was a $15.1 million decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting this, changes in the fair value of the GMWB rider resulted in a $2.1 million increase in policyholder benefits. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year, predominantly in the Old American segment. The impact of the reserve methodology change is partially offset by reduced amortization of DAC. The decrease in net death benefits in the first quarter of 2014 reflected more favorable mortality results than the same period in the prior year.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. During the quarter ended March 31, 2014, the fair value of the liability increased $0.8 million compared to the fair value at December 31, 2013. This fluctuation can be primarily attributed to decreases in risk-free swap rates that were partially offset by favorable returns in the capital markets.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.7 million or 4% in the first quarter of 2014 compared with the same period one year earlier. This decline was due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances compared with the same period one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs was essentially flat in the first quarter of 2014 compared to the prior year. DAC amortization increased due to the reinsurance transaction on variable products, which contributed $1.3 million to DAC amortization in the first quarter of 2014. Excluding this transaction, the amortization of deferred acquisition costs decreased $1.3 million or 15% in the first quarter compared with the prior year. This decrease can largely be attributed to the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above. These refinements resulted in a decrease in amortization of DAC for traditional life products in 2014, primarily in the Old American segment.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses were essentially flat in the first quarter compared to one year earlier, as decreases in agent and employee benefit expenses were largely offset by one-time administrative conversion costs associated with the reinsurance transaction on variable products.
Income Taxes
The first quarter income tax expense was $2.5 million or 31% of income before tax for 2014, versus $2.4 million or 31% of income before tax for the prior year period. The effective income tax rates in the first quarters of 2014 and 2013 were less than the prevailing corporate federal income tax rate of 35%, primarily due to permanent differences, including the dividends received deduction, and tax benefits related to affordable housing investments.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the reinsurance transaction with American Family, as previously discussed, is included with the Individual Insurance segment. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment uses internal sales representatives to market through a nationwide sales force of general agents, agents, and independent brokers and also markets products through third party providers that market directly or through independent brokers. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 14 - Segment Information in the Notes to Consolidated Financial Statements.
Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Insurance revenues:
Net premiums	$9,093	$23,899
Contract charges	28,798	24,348
Total insurance revenues	37,891	48,247
Investment revenues:
Net investment income	37,646	39,369
Net realized investment gains, excluding other-than-temporary impairment losses	1,458	455
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(213)	(186)
Portion of impairment losses recognized in other comprehensive income	52	74
Net other-than-temporary impairment losses recognized in earnings	(161)	(112)
Total investment revenues	38,943	39,712
Other revenues	2,263	2,198
Total revenues	79,097	90,157

Policyholder benefits	30,719	42,691
Interest credited to policyholder account balances	18,946	19,663
Amortization of deferred acquisition costs	4,715	3,892
Operating expenses	16,326	16,770
Total benefits and expenses	70,706	83,016

Income before income tax expense	8,391	7,141

Income tax expense	2,632	2,212

Net income	$5,759	$4,929
The net income for this segment in the first quarter of 2014 was $5.8 million compared to $4.9 million in the first quarter of 2013. Factors contributing to the increase were higher contract charges and greater net realized investment gains, along with reductions in policyholder benefits, interest credited to policyholder account balances, and operating expenses. Partially offsetting these favorable changes were decreases in net premiums and net investment income, along with an increase in deferred acquisition costs.
Total insurance revenues decreased $10.4 million in the first quarter of 2013, reflecting a $14.8 million decrease in net premiums and a $4.4 million or 18% increase in contract charges.
The following table presents gross premiums by new and renewal business, less reinsurance ceded for the first quarters ended March 31, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$1,240	8%	$1,146	(1)%
Immediate annuities	7,132	(68)%	22,196	1,200%
Total new premiums	8,372	(64)%	23,342	716%
Renewal premiums	10,599	—%	10,550	—%
Total premiums	18,971	(44)%	33,892	153%
Reinsurance ceded	(9,878)	(1)%	(9,993)	—%
Net premiums	$9,093	(62)%	$23,899	596%
Total new premiums for this segment decreased $15.0 million and total renewal premiums were essentially flat in the first quarter of 2014 compared to the same period one year earlier. The largest component in the decrease in new premiums was a $15.1 million decline in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $4.7 million during the first quarter of 2014, down from $15.7 million in the first quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications.
The following table provides detail by new and renewal deposits for the first quarters ended March 31, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,931	(46)%	$5,414	64%
Variable universal life insurance	358	(37)%	566	261%
Fixed annuities	11,703	35%	8,647	(55)%
Variable annuities	7,546	152%	3,000	(24)%
Total new deposits	22,538	28%	17,627	(34)%
Renewal deposits	37,059	9%	34,147	(2)%
Total deposits	$59,597	15%	$51,774	(16)%
Total new deposits increased $4.9 million or 28% in the first quarter of 2014 compared to last year, reflecting a $4.5 million increase in new variable annuity deposits and a $3.1 million increase in new fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $2.5 million. Total renewal deposits increased $2.9 million or 9% in the first quarter of 2013. The reinsurance transaction on variable products increased renewal deposits $6.3 million in the first quarter. Excluding this transaction, renewal deposits decreased $3.4 million or 10%. The decrease reflected a $2.4 million decline in fixed annuity renewal deposits and a $0.9 million decline in variable annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total contract charges on all blocks of business increased $4.4 million or 18% in the first quarter of 2014 compared to the first quarter of 2013. The increase in contract charges was due, in part, to the reinsurance transaction on variable products.  This transaction contributed $4.0 million to contract charges in the first quarter of 2014.  Excluding this transaction, total contract charges on all blocks of business increased $0.4 million or 2% in the first quarter of 2014 compared to the first quarter of 2013.

Amortization of deferred revenue increased $0.5 million, largely resulting from higher death benefits experienced in the first quarter of 2013 versus the first quarter of 2014.
Total contract charges on closed blocks increased 45% in the first quarter of 2014, largely attributable to the reinsurance transaction on variable products that is considered a closed block. Excluding this transaction, total contract charges on closed blocks declined 2% in the first quarter of 2014 compared to the prior year, reflecting the runoff of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 4% in the first quarter of 2014.
Net investment income decreased $1.7 million or 4% in the first quarter of 2014 compared to the first quarter of 2013, reflecting a decrease in average invested assets and lower overall yields earned and available on certain investments.
Policyholder benefits decreased $12.0 million in the first quarter of 2014 compared to the prior year. The largest factor in this decrease was a $11.0 million decline in benefit and contract reserves. This decline primarily resulted from a $15.1 million decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting this, changes in the fair value of the GMWB rider resulted in a $2.1 million increase in policyholder benefits. In addition, death benefits, net of reinsurance, declined $2.6 million in the first quarter of 2014 compared to the first quarter of 2013.
Interest credited to policyholder account balances decreased $0.7 million or 4% in the first quarter of 2014 compared to one year earlier. This decline was due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in total policyholder account balances.
The amortization of DAC increased $0.8 million or 21% in the first quarter of 2014 compared to the same period in the prior year.  This increase was due to the reinsurance transaction on variable products, which contributed $1.3 million to DAC amortization in the first quarter of 2014.  Excluding this transaction, the amortization of deferred acquisition costs decreased $0.5 million or 12% in the first quarter compared with the prior year.  This decrease can be attributed to the refinement in reserve calculation estimate for new traditional life insurance issues that occurred in 2013.  These refinements resulted in a decrease in amortization of DAC for traditional life products in 2014 of approximately $0.4 million.

Operating expenses decreased $0.4 million or 3% in the first quarter of 2014 compared with one year earlier, as decreases in agent and employee benefit expenses were largely offset by one-time administrative conversion costs associated with the reinsurance transaction on variable products.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Insurance revenues:
Net premiums	$14,248	$12,526
Total insurance revenues	14,248	12,526
Investment revenues:
Net investment income	125	131
Other revenues	53	34
Total revenues	14,426	12,691

Policyholder benefits	8,539	6,838
Operating expenses	6,071	5,557
Total benefits and expenses	14,610	12,395

Income before income tax expense	(184)	296

Income tax expense	(64)	104

Net income (loss)	$(120)	$192
The following table presents gross premiums by new and renewal business, less reinsurance ceded for the first quarters ended March 31, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New premiums:
Group life insurance	$875	28%	$685	42%
Group dental insurance	2,558	53%	1,676	80%
Group disability insurance	1,530	6%	1,448	(9)%
Other group insurance	19	(14)%	22	(24)%
Total new premiums	4,982	30%	3,831	27%
Renewal premiums	12,716	8%	11,797	(3)%
Total premiums	17,698	13%	15,628	3%
Reinsurance ceded	(3,450)	11%	(3,102)	(1)%
Net premiums	$14,248	14%	$12,526	4%
Sales from internal sales representatives through independent general agents and agents accounted for approximately 67% of this segment's total premiums during the first quarter of 2014, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
New group direct premiums increased $1.1 million or 30% in the first quarter of 2014 compared with the same period in 2013. The increase was primarily due to a $0.9 million or 53% increase in new dental premiums. The increase in the dental product line continues to primarily reflect expanded marketing activity. In addition, new group life sales increased $0.2 million or 28% versus the prior year.

Renewal premiums increased $0.9 million or 8% in the first quarter of 2014, reflecting a $0.4 million or 7% increase in group dental premiums, a $0.3 million or 12% increase in short-term disability, and a $0.2 million or 9% increase in group life. The increases in group dental and short-term disability renewal premiums reflected improved retention on more profitable business.
This segment uses reinsurance in several of its product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. Reinsurance ceded premiums increased $0.3 million for the first quarter of 2014 compared with the same period in 2013.
Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Total benefits for the group segment increased $1.7 million or 25% in the first quarter of 2014, compared with the same period in 2013. Claim payments increased $1.4 million or 20% in the first quarter compared with the same period one year earlier. In addition, reserves increased $0.3 million compared with the prior year. Group dental benefits increased $0.8 million or 15%, reflecting the expanded volume of business in 2014. In addition, group life benefits increased $0.4 million or 31% compared with the prior year.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. This ratio was 60% for the first quarter, an increase from 55% for the same period in 2013. The increase in this ratio was most notable in the group life and long-term disability lines. However, the group dental ratio decreased to 70% from 72% one year earlier. The increase experienced in the first quarter of 2014 reflected an increase in group life claims paid, while the decrease in the group dental line continued to reflect improvements resulting from improved underwriting results and expansion of the preferred provider network.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's operations. Operating expenses for this segment increased $0.5 million in the first quarter of 2014, primarily reflecting increased commissions on new sales and increased third-party provider expenses. The increased commissions were largely attributable to the group dental product line.

Old American
The following table presents financial data of the Old American business segment for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended
	March 31
	2014	2013
Insurance revenues:
Net premiums	$18,547	$18,089
Total insurance revenues	18,547	18,089
Investment revenues:
Net investment income	2,920	2,910
Net realized investment gains (losses), excluding other-than-temporary impairment losses	207	(9)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(1)
Portion of impairment losses recognized in other comprehensive income	(1)	(16)
Net other-than-temporary impairment losses recognized in earnings	(1)	(17)
Total investment revenues	3,126	2,884
Other revenues	17	1
Total revenues	21,690	20,974

Policyholder benefits	13,496	11,619
Amortization of deferred acquisition costs	4,113	4,973
Operating expenses	4,324	4,275
Total benefits and expenses	21,933	20,867

Income (loss) before income tax expense (benefit)	(243)	107

Income tax expense (benefit)	(106)	40

Net income (loss)	$(137)	$67
The Old American segment had a net loss of $0.1 million in the first quarter of 2014, compared with net income of $0.1 million in the prior year's first quarter. This decrease was largely due to a $2.2 million increase in reserves. Partially offsetting these, net premiums increased $0.5 million and net realized investment gains increased $0.2 million. In addition, amortization of deferred acquisition costs declined $0.9 million.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the first quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31
	2014	% Change	2013	% Change
New individual life premiums	$3,060	(5)%	$3,224	1%
Renewal premiums	15,917	4%	15,343	5%
Total premiums	18,977	2%	18,567	4%
Reinsurance ceded	(430)	(10)%	(478)	(9)%
Net premiums	$18,547	3%	$18,089	5%

Total new premiums decreased $0.2 million or 5%, while total renewal premiums increased $0.6 million or 4% in the first quarter of 2014. New sales growth has slowed in 2014, due to lower agent productivity and transition of management in certain territories. The Company continues to experience increases in renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
This segment continues to focus on recruitment and development of new agencies and agents, generating improved production from existing agencies and agents, and expanding or opening territories believed to offer additional growth opportunities. Further, this segment also focuses on servicing its policyholders and pricing its products to remain competitive in the market.
Net investment income was essentially flat in the first quarter of 2014 versus the same period in the prior year. Average invested assets increased versus the prior year. The increase in average invested assets was primarily in fixed maturity securities, while commercial mortgage loan balances decreased. Offsetting these increases were lower overall yields earned and available on certain investments.
Policyholder benefits increased $1.9 million in the first quarter of 2014 versus one year earlier, largely due to an increase in reserves of $2.2 million. The increase in reserves was the result of several factors, including favorable mortality, a larger in-force block of business, the low interest rate environment and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued beginning in 2013. The impact of the reserve methodology change is partially offset by reduced amortization of DAC. The increase in reserves due to updated assumptions as well as a change in method was $1.5 million in the first quarter of 2014 relative to the prior year, and the impact of this change in amortization of DAC was a reduction of $0.9 million for the same comparative periods. The resulting net impact was a reduction to income before tax of $0.6 million in the first quarter of 2014.
Operating expenses were essentially flat in the first quarter of 2014 versus the same period last year.

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
For additional information regarding the Company’s asset/liability management program, please see the Asset/Liability Management section within Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2013 Form 10-K.
The fair value of fixed maturity and equity securities with unrealized losses was $447.2 million at March 31, 2014, compared with $635.8 million at December 31, 2013. The decline primarily reflected the decrease in interest rates during 2014. Ninety-five percent of security investments with an unrealized loss were investment grade and accounted for 89% of the total unrealized losses. One year earlier, 91% of securities with an unrealized loss were investment grade and accounted for 90% of the total unrealized losses. At March 31, 2014, the Company had unrealized losses on fixed maturity and equity securities of $18.6 million that were offset by $177.6 million in gross unrealized gains. At December 31, 2013, the Company had $33.9 million in gross unrealized losses on fixed maturity and equity securities, offset by $158.3 million in gross unrealized gains. At March 31, 2014, 84% of the fixed maturity and equity securities portfolio had unrealized gains, a increase from 76% at December 31, 2013. The increase largely reflects an overall decrease in interest rates during 2014. The Company had an decrease in unrealized losses in most categories from year-end 2013 to March 31, 2014 due to a decrease in market interest rates during 2014. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $12.2 million or 65% of the security values in a gross loss position at March 31, 2014. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $7.6 million at December 31, 2013 to $6.4 million at March 31, 2014.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at March 31, 2014 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$418,144	$404,792	$13,352
Unrealized losses of 20% or less and greater than 10%	40,117	35,337	4,780
Subtotal	458,261	440,129	18,132
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	675	233
Total investment grade	908	675	233
Below investment grade:
Less than twelve months	173	113	60
Twelve months or greater	—	—	—
Total below investment grade	173	113	60
Unrealized losses greater than 20%	1,081	788	293
Subtotal	459,342	440,917	18,425

Securities owned with realized impairment:
Unrealized losses of 10% or less	6,484	6,296	188
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	6,484	6,296	188
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	—	—	—
Subtotal	6,484	6,296	188
Total	$465,826	$447,213	$18,613

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2013 and should be considered in conjunction with information in Note 3 - Investments.

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
The three classes of investments with the largest amount of unrealized losses at March 31, 2014 were from the industrial sector, the consumer sector, and the other category. The other category is largely composed of asset-backed securities whose fair values have been impacted by reduced liquidity and the auction-rate structure of certain securitizations. For many of the securities in the other category, the fair value is not the primary determinant for impairment. The Company evaluates these investments for impairment based upon their expected cash flows. The Company continues to monitor these investments as defined in Note 3 - Investments. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at March 31, 2014.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$18,337	4%	$663	4%
AA	91,852	21%	3,290	19%
A	134,586	31%	5,010	29%
BBB	168,351	39%	6,323	37%
Total investment grade	413,126	95%	15,286	89%
BB	13,719	3%	1,500	9%
B and below	9,514	2%	380	2%
Total below investment grade	23,233	5%	1,880	11%
	$436,359	100%	$17,166	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at March 31, 2014 and December 31, 2013 were 40% of the below investment grade totals.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 24 non-U.S. Agency mortgage-backed securities that were determined to have such indications at March 31, 2014 and December 31, 2013. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at March 31, 2014 and December 31, 2013. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	March 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.6%	30%	35%	14.0%	30.0%
2004	0.8%	7.2%	35%	53%	8.0%	20.0%
2005	5.4%	13.0%	35%	67%	6.0%	18.0%
2006	6.1%	8.0%	35%	85%	8.0%	16.0%
2007	11.3%	11.3%	51%	51%	8.0%	8.0%

	December 31, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.5%	35%	41%	16.0%	30.0%
2004	1.0%	6.9%	35%	51%	8.0%	20.0%
2005	3.9%	13.2%	40%	64%	6.0%	18.0%
2006	5.7%	7.5%	35%	85%	8.0%	16.0%
2007	11.4%	11.4%	52%	52%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's invested assets were in these types of investments at March 31, 2014 and December 31, 2013.
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

The following tables divide these investment types among vintage and credit ratings at March 31, 2014.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$10,469	$10,067	$402
2004	8,701	8,403	298
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	19,170	18,470	700
Below Investment Grade:
Vintage 2003 and earlier	1,552	1,490	62
2004	34,663	32,814	1,849
2005	63,634	61,793	1,841
2006	5,492	4,302	1,190
2007	3,765	3,499	266
Total below investment grade	109,106	103,898	5,208
Other Structured Securities:
Investment grade	49,049	49,583	(534)
Below investment grade	15,392	16,509	(1,117)
Total other	64,441	66,092	(1,651)
Total structured securities	$192,717	$188,460	$4,257

[1]	This chart accounts for all vintages owned by the Company.

The following tables divide these investment types among vintage and credit ratings at December 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$12,641	$12,178	$463
2004	8,939	8,808	131
2005	—	—	—
2006	—	—	—
2007	—	—	—
Total investment grade	21,580	20,986	594
Below investment grade:
Vintage 2003 and earlier	—	—	—
2004	36,094	34,718	1,376
2005	63,398	63,873	(475)
2006	5,884	4,906	978
2007	3,787	3,609	178
Total below investment grade	109,163	107,106	2,057
Other structured securities:
Investment grade	52,560	53,410	(850)
Below investment grade	15,323	16,509	(1,186)
Total other	67,883	69,919	(2,036)
Total structured securities	$198,626	$198,011	$615

[1]	This chart accounts for all vintages owned by the Company.
Total net unrealized gains on non-U.S. Agency structured securities totaled $4.3 million at March 31, 2014, compared to a net unrealized gain of $0.6 million at December 31, 2013. Total net unrealized gains on these securities as a percent of total amortized cost totaled 2% at March 31, 2014.
The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at March 31, 2014 had a fair value of $121.9 million with net unrealized gains of $6.8 million, which compares to the December 31, 2013 fair value of $118.1 million and net unrealized gains of $3.5 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive all or a materially greater portion of its contractual maturities from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first quarters of 2014 or 2013.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at March 31, 2014. Approximately 67% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at March 31, 2014. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at March 31, 2014 was $238.3 million with a net unrealized gain of $7.8 million. This compares to a fair value of $233.2 million with a net unrealized gain of $4.8 million at December 31, 2013.
The Company did not have any material direct exposure to financial guarantors at March 31, 2014 or December 31, 2013. The Company's indirect exposure to financial guarantors totaled $28.3 million, which was 1% of the Company's investment assets at March 31, 2014. The unrealized gain on these investments totaled $2.9 million at March 31, 2014. The Company's indirect exposure to financial guarantors at December 31, 2013 totaled $28.0 million, which was 1% of the Company's investment assets. Total net unrealized gains on these investments totaled $2.3 million at December 31, 2013.

The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 17% and 18% of total invested assets at March 31, 2014 and December 31, 2013, respectively. Real estate investments were 4% of total invested assets at both March 31, 2014 and December 31, 2013. Policy loans and short-term investments comprised 3% and 4% of total invested assets at March 31, 2014 and December 31, 2013, respectively.
Investments in mortgage loans totaled $599.2 million at March 31, 2014 ($629.3 million - December 31, 2013). The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.1 million at March 31, 2014 and $3.3 million at December 31, 2013. For additional information on the Company’s mortgage loan portfolio, please see Note 3 - Investments.
Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2013 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2013.
Net cash provided by operating activities was $1.5 million in the quarter ended March 31, 2014. The primary sources of cash from operating activities in the first quarter of 2014 were premium receipts and net investment income. The primary uses of cash from operating activities in the first quarter of 2014 were for the payment of policyholder benefits and operating expenses. Net cash provided by investing activities was $2.0 million, driven largely sales, maturities, calls, and principal paydowns of investments totaling $109.3 million and net sales of short-term investments of $6.3 million. These were partially offset by purchases of investments totaling $113.1 million. Net cash used for financing activities was $1.3 million, primarily including $0.8 million of withdrawals, net of deposits, from interest sensitive policyholder account balances, and reflecting the payment of stockholder dividends.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At March 31, 2014 and December 31, 2013, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2014. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	March 31	December 31
	2014	2013
Total assets, excluding separate accounts	$4,149,172	$4,121,250
Total stockholders' equity	743,498	725,404
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both March 31, 2014 and December 31, 2013. Stockholders' equity increased $18.1 million from year-end 2013. The increase was largely due to other comprehensive income, resulting from an increase in net unrealized gains compared to 2013.
The stock repurchase program was extended by the Board of Directors through January 2015 to permit the purchase of up to one million of the Company's shares on the open market. During the first quarter of 2014, the Company did not purchase any shares under the stock repurchase program. The Company made purchases of $0.4 million under this plan in the first quarter of 2013.
During the quarter ended March 31, 2014, the Company purchased 133 shares and sold 1,140 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 23,520 shares of the Company's stock at March 31, 2014.

On April 28, 2014, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid May 14, 2014 to stockholders of record as of May 8, 2014. Total stockholder dividends paid were $3.0 million in both of the quarters ended March 31, 2014 and 2013.
Item 3: Quantitative and Qualitative Disclosures About Market Risk
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
Please refer to the Company's 2013 Form 10-K for a more complete discussion of quantitative and qualitative disclosures about market risk.
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
Item 1A. Risk Factors
The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully in the Company's Risk Factors included in Part I, Item 1A of the Company's 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/14 - 1/31/14	—	[1]	$—	—	—
	507	[2]	47.74

2/1/14 - 2/28/14	—	[1]	—	—	—
	—	[2]	—

3/1/14 - 3/31/14	—	[1]	—	—	—
	633	[2]	48.20
Total	1,140			—

[1]	On January 27, 2014, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 26, 2015.

[2]	Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through March 2014.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: April 30, 2014, press release reporting financial results for the first quarter of 2014.
Kansas City Life Announces First Quarter 2014 Results
Kansas City Life Insurance Company recorded net income of $5.5 million or $0.50 per share in the first quarter of 2014, an increase of $0.3 million or $0.03 per share relative to the same quarter in the prior year. This increase was primarily the result of increased contract charges, lower policyholder benefits, and reduced interest credited to policyholder account balances. The improvement in contract charges was largely due to the reinsurance transaction effected in the second quarter of 2013. The decrease in policyholder benefits reflected a decline in benefit and contract reserves and a decrease in death benefits, net of reinsurance. The reduction in reserves was largely due to a decrease in immediate annuity premiums that resulted from a lower volume of conversions of fixed deferred annuities compared to one year earlier. The change in interest credited to policyholder account balances reflected lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances. These items were partially offset by a decrease in net investment income and lower immediate annuity premiums.

On April 28, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 14, 2014 to stockholders of record as of May 8, 2014.

Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $483.6 million in 2013, and assets and life insurance in force were $4.5 billion and $32.0 billion, respectively, as of December 31, 2013. The Company operates in 49 states and the District of Columbia. For more information, please see the Company’s Year End Form 10-K as filed with the Securities and Exchange Commission or please visit www.kclife.com.

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended
	March 31
	2014	2013
Revenues	$115,112	$123,724

Net income	$5,502	$5,188

Net income per share, basic and diluted	$0.50	$0.47

Dividends paid	$0.27	$0.27

Average number of shares outstanding	10,968,367	11,025,506

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 30, 2014