Form 10-Q
period 2014-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2014-07-30
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,967,987 shares

Class	Outstanding June 30, 2014

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	June 30 2014	December 31 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,762,031	$2,618,620
Equity securities available for sale, at fair value	24,732	23,116
Mortgage loans	572,831	629,256
Real estate	142,102	142,536
Policy loans	83,223	83,518
Short-term investments	35,660	40,712
Other investments	7,526	12,517
Total investments	3,628,105	3,550,275

Cash	8,566	8,197
Accrued investment income	34,160	33,795
Deferred acquisition costs	245,728	256,386
Reinsurance recoverables	193,765	191,055
Property and equipment	17,295	17,524
Other assets	58,967	64,018
Separate account assets	410,700	393,416
Total assets	$4,597,286	$4,514,666

LIABILITIES
Future policy benefits	$926,526	$910,228
Policyholder account balances	2,091,954	2,096,212
Policy and contract claims	37,545	36,783
Other policyholder funds	161,865	160,421
Other liabilities	203,832	192,202
Separate account liabilities	410,700	393,416
Total liabilities	3,832,422	3,789,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	40,998	40,989
Retained earnings	831,443	823,408
Accumulated other comprehensive income	45,637	14,170
Treasury stock, at cost (2014 - 7,528,693 shares; 2013 - 7,527,841 shares)	(176,335)	(176,284)
Total stockholders’ equity	764,864	725,404
Total liabilities and stockholders’ equity	$4,597,286	$4,514,666
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$41,334	$43,350	$83,121	$97,766
Contract charges	30,834	30,611	59,632	54,959
Total insurance revenues	72,168	73,961	142,753	152,725
Investment revenues:
Net investment income	41,351	42,878	82,042	85,288
Net realized investment gains, excluding other- than-temporary impairment losses	784	1,732	2,449	2,178
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(243)	(272)	(456)	(459)
Portion of impairment losses recognized in other comprehensive income (loss)	136	41	187	99
Net other-than-temporary impairment losses recognized in earnings	(107)	(231)	(269)	(360)
Total investment revenues	42,028	44,379	84,222	87,106
Other revenues	2,343	2,558	4,676	4,791
Total revenues	116,539	120,898	231,651	244,622

BENEFITS AND EXPENSES
Policyholder benefits	50,153	47,585	102,907	108,733
Interest credited to policyholder account balances	19,260	19,865	38,206	39,528
Amortization of deferred acquisition costs	12,529	10,904	21,357	19,769
Operating expenses	22,113	26,504	48,733	53,008
Total benefits and expenses	104,055	104,858	211,203	221,038

Income before income tax expense	12,484	16,040	20,448	23,584

Income tax expense	4,027	5,189	6,489	7,545

NET INCOME	$8,457	$10,851	$13,959	$16,039

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$18,908	$(53,348)	$38,273	$(43,875)
Change in future policy benefits	(2,929)	6,637	(6,562)	6,924
Change in policyholder account balances	(113)	310	(244)	322
Change in benefit plan obligations	—	5,010	—	5,010
Other comprehensive income (loss)	15,866	(41,391)	31,467	(31,619)

COMPREHENSIVE INCOME (LOSS)	$24,323	$(30,540)	$45,426	$(15,580)

Basic and diluted earnings per share:
Net income	$0.77	$0.98	$1.27	$1.45
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Six Months Ended
June 30, 2014
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	40,989
Excess of proceeds over cost of treasury stock sold	9

End of period	40,998

RETAINED EARNINGS
Beginning of year	823,408
Net income	13,959
Stockholder dividends of $0.54 per share	(5,924)

End of period	831,443

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	14,170
Other comprehensive income	31,467

End of period	45,637

TREASURY STOCK, at cost
Beginning of year	(176,284)
Cost of 1,140 shares acquired	(55)
Cost of 288 shares sold	4

End of period	(176,335)

TOTAL STOCKHOLDERS’ EQUITY	$764,864
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$13,959	$16,039
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	2,097	2,042
Depreciation	2,240	2,094
Acquisition costs capitalized	(17,761)	(18,661)
Amortization of deferred acquisition costs	21,357	19,769
Realized investment gains	(2,180)	(1,818)
Changes in assets and liabilities:
Reinsurance recoverables	(2,710)	(3,541)
Future policy benefits	6,202	20,303
Policyholder account balances	(8,135)	(15,993)
Income taxes payable and deferred	490	545
Other, net	305	1,092
Net cash provided	15,864	21,871

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(194,874)	(106,941)
Equity securities	(89)	(13,212)
Mortgage loans	(9,592)	(30,291)
Real estate	(4,120)	(17,549)
Policy loans	(5,751)	(5,670)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	115,230	138,414
Equity securities	15	1,459
Mortgage loans	63,261	51,104
Real estate	4,723	368
Policy loans	6,046	8,005
Other investments	5,000	—
Net sales of short-term investments	5,052	6,751
Acquisition of property and equipment	(605)	(351)
Reinsurance transaction	—	(34,279)
Net cash used	(15,704)	(2,192)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2014	2013
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$129,853	$116,485
Withdrawals from policyholder account balances	(131,261)	(133,369)
Net transfers from (to) separate accounts	3,791	(1,734)
Change in other deposits	3,792	5,156
Cash dividends to stockholders	(5,924)	(5,951)
Net change in treasury stock	(42)	(380)
Net cash provided (used)	209	(19,793)

Increase (decrease) in cash	369	(114)
Cash at beginning of year	8,197	7,026
Cash at end of period	$8,566	$6,912

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,000	$7,000
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2013 Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2014. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2014 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Immaterial Correction of Error
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both net premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter of 2013 and $8.4 million in the second quarter of 2013. The numbers reported have been corrected to reflect these adjustments. The error was insignificant to any previous periods presented.
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts through reinsurance and servicing agreements from American Family Life Insurance Company (American Family) . Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involved ongoing servicing arrangements with American Family during the period that such policies and contracts were transitioned to administration by the Company. This block is included as a component of the Individual Insurance segment. For additional information, please refer to the Company's 2013 Form 10-K.
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2013 Form 10-K. No significant updates or changes to these policies occurred during the six months ended June 30, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

2. New Accounting Pronouncements
Accounting Pronouncements Issued During 2014, Not Yet Adopted
In January 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding accounting for investments in qualified affordable housing projects. The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating this guidance and its materiality to the consolidated financial statements.
In May 2014, the FASB issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at June 30, 2014.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$167,934	$9,174	$349	$176,759
Federal agencies [1]	19,762	2,671	—	22,433
Federal agency issued
residential mortgage-backed securities [1]	49,654	5,022	3	54,673
Subtotal	237,350	16,867	352	253,865
Corporate obligations:
Industrial	530,680	35,725	1,566	564,839
Energy	226,948	18,709	986	244,671
Communications and technology	220,565	18,365	267	238,663
Financial	275,267	21,123	996	295,394
Consumer	501,278	31,471	1,521	531,228
Public utilities	232,300	28,101	240	260,161
Subtotal	1,987,038	153,494	5,576	2,134,956
Corporate private-labeled residential mortgage-backed securities	101,715	4,579	110	106,184
Municipal securities	135,153	19,082	15	154,220
Other	93,945	4,814	2,953	95,806
Redeemable preferred stocks	17,490	275	765	17,000
Fixed maturity securities	2,572,691	199,111	9,771	2,762,031
Equity securities	23,714	1,866	848	24,732
Total	$2,596,405	$200,977	$10,619	$2,786,763

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$134,198	$6,653	$1,831	$139,020
Federal agencies [1]	19,756	2,312	—	22,068
Federal agency issued
residential mortgage-backed securities [1]	56,738	5,392	2	62,128
Subtotal	210,692	14,357	1,833	223,216
Corporate obligations:
Industrial	515,395	27,051	7,667	534,779
Energy	211,115	15,462	3,832	222,745
Communications and technology	222,277	12,938	1,672	233,543
Financial	266,693	18,824	2,040	283,477
Consumer	473,627	25,936	5,807	493,756
Public utilities	228,551	24,780	954	252,377
Subtotal	1,917,658	124,991	21,972	2,020,677
Corporate private-labeled residential mortgage-backed securities	114,219	3,179	916	116,482
Municipal securities	138,136	9,488	5	147,619
Other	97,769	4,422	4,317	97,874
Redeemable preferred stocks	15,144	—	2,392	12,752
Fixed maturity securities	2,493,618	156,437	31,435	2,618,620
Equity securities	23,691	1,871	2,446	23,116
Total	$2,517,309	$158,308	$33,881	$2,641,736

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at June 30, 2014. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$111,316	$114,061
Due after one year through five years	739,389	815,907
Due after five years through ten years	1,030,927	1,077,725
Due after ten years	454,374	503,032
Securities with variable principal payments	219,195	234,306
Redeemable preferred stocks	17,490	17,000
Total	$2,572,691	$2,762,031

No material derivative financial instruments were held during the first six months of 2014 or 2013.

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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at June 30, 2014.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$9,009	$53	$9,779	$296	$18,788	$349
Federal agency issued residential mortgage-backed securities [1]	68	2	287	1	355	3
Subtotal	9,077	55	10,066	297	19,143	352
Corporate obligations:
Industrial	5,808	5	59,461	1,561	65,269	1,566
Energy	1,996	3	41,439	983	43,435	986
Communications and technology	—	—	14,732	267	14,732	267
Financial	4,960	40	15,941	956	20,901	996
Consumer	12,560	70	57,209	1,451	69,769	1,521
Public utilities	—	—	6,756	240	6,756	240
Subtotal	25,324	118	195,538	5,458	220,862	5,576
Corporate private-labeled residential mortgage-backed securities	15,009	110	—	—	15,009	110
Municipal securities	3,029	15	—	—	3,029	15
Other	1,277	111	38,070	2,842	39,347	2,953
Redeemable preferred stocks	1,009	3	9,374	762	10,383	765
Fixed maturity securities	54,725	412	253,048	9,359	307,773	9,771
Equity securities	11	11	11,455	837	11,466	848
Total	$54,736	$423	$264,503	$10,196	$319,239	$10,619

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

The Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At June 30, 2014, the Company had 96 positions in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 22 security positions were below cost for less than one year; 64 security positions were below cost for one year or more and less than three years; and ten security positions were below cost for three years or more. At December 31, 2013, the Company had 195 positions in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 173 security positions were below cost for less than one year; twelve security positions were below cost for one year or more and less than three years; and ten security positions were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at June 30, 2014 and December 31, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$5,252	$41	$—	$—
Due after one year through five years	4,090	14	29,812	268
Due after five years through ten years	218,309	4,902	417,859	20,118
Due after ten years	54,359	3,936	132,018	7,740
Total	282,010	8,893	579,689	28,126
Securities with variable principal payments	15,380	113	33,503	917
Redeemable preferred stocks	10,383	765	12,752	2,392
Total	$307,773	$9,771	$625,944	$31,435
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income (loss).

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$16,532	$15,384	$16,375	$15,260
Additions for credit losses not previously recognized in other-than-temporary impairment	—	—	4	27
Additions for increases in the credit loss for which an other- than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	107	231	265	333
Reductions for securities sold during the period	—	—	—	—
Reductions for securities previously recognized in other comprehensive income (loss) because of intent to sell the security before recovery of its amortized cost basis	—	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(4)	(10)	(9)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$16,634	$15,611	$16,634	$15,611

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Gross gains resulting from:
Sales of investment securities	$433	$50	$611	$118
Investment securities called and other	367	1,789	1,662	2,515
Real estate	—	20	339	20
Total gross gains	800	1,859	2,612	2,653
Gross losses resulting from:
Investment securities called and other	(57)	(178)	(311)	(360)
Sale of real estate and joint venture	—	—	—	(89)
Mortgage loans	(66)	(36)	(90)	(36)
Total gross losses	(123)	(214)	(401)	(485)
Change in allowance for potential future losses on mortgage loans	124	92	296	38
Amortization of DAC and VOBA	(17)	(5)	(58)	(28)
Net realized investment gains, excluding other-than- temporary impairment losses	784	1,732	2,449	2,178

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(243)	(272)	(456)	(459)
Portion of loss recognized in other comprehensive income (loss)	136	41	187	99
Net other-than-temporary impairment losses recognized in earnings	(107)	(231)	(269)	(360)
Net realized investment gains	$677	$1,501	$2,180	$1,818
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Proceeds	$8,269	$5,065	$12,643	$9,130
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.0 million at June 30, 2014 and $3.3 million at December 31, 2013. The Company had 16% of its total investments in commercial mortgage loans at June 30, 2014, down from 18% at December 31, 2013. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% at June 30, 2014, compared to 47% at December 31, 2013. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at June 30, 2014 and December 31, 2013.

	June 30 2014	December 31 2013
Principal outstanding	$575,786	$632,507
Allowance for potential future losses	(2,955)	(3,251)
Carrying value	$572,831	$629,256
The following table summarizes the amount of mortgage loans held by the Company at June 30, 2014 and December 31, 2013, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	June 30 2014	% of Total	December 31 2013	% of Total
Prior to 2005	$33,748	6%	$41,324	6%
2005	26,060	4%	28,111	4%
2006	20,004	3%	24,744	4%
2007	22,821	4%	27,009	4%
2008	26,069	5%	28,051	4%
2009	25,681	4%	37,723	6%
2010	57,296	10%	61,236	10%
2011	96,759	17%	118,459	19%
2012	171,559	30%	184,749	29%
2013	79,713	14%	81,101	14%
2014	16,076	3%	—	—%
Total	$575,786	100%	$632,507	100%
The following table identifies mortgage loans by geographic location at June 30, 2014 and December 31, 2013.

	June 30 2014	% of Total	December 31 2013	% of Total
Pacific	$166,793	29%	$181,690	29%
West north central	81,864	14%	91,687	14%
West south central	95,826	17%	101,019	16%
Mountain	71,140	12%	78,116	12%
South Atlantic	61,471	11%	66,686	11%
Middle Atlantic	22,615	4%	31,495	5%
East north central	50,747	9%	57,395	9%
East south central	25,330	4%	24,419	4%
Total	$575,786	100%	$632,507	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at June 30, 2014 and December 31, 2013.

	June 30 2014	% of Total	December 31 2013	% of Total
California	$140,309	24%	$149,065	24%
Texas	91,527	16%	95,205	15%
Minnesota	57,794	10%	64,464	10%
Florida	31,276	5%	34,334	5%
All others	254,880	45%	289,439	46%
Total	$575,786	100%	$632,507	100%
The following table identifies mortgage loans by property type at June 30, 2014 and December 31, 2013. The Other category consists largely of apartments and retail properties.

	June 30 2014	% of Total	December 31 2013	% of Total
Industrial	$303,247	53%	$328,478	52%
Office	166,556	29%	184,529	29%
Medical	31,389	5%	39,531	6%
Other	74,594	13%	79,969	13%
Total	$575,786	100%	$632,507	100%
The table below identifies mortgage loans by maturity at June 30, 2014 and December 31, 2013.

	June 30 2014	% of Total	December 31 2013	% of Total
Due in one year or less	$22,260	4%	$22,464	4%
Due after one year through five years	135,326	24%	169,146	27%
Due after five years through ten years	193,733	33%	244,667	38%
Due after ten years	224,467	39%	196,230	31%
Total	$575,786	100%	$632,507	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced three loans with an outstanding balance of $3.5 million during the quarter ended June 30, 2014 and one loan with an outstanding balance of $1.4 million during the quarter ended June 30, 2013. The Company refinanced five loans with outstanding balances of $6.7 million during the six months ended June 30, 2014 and five loans with outstanding balances of $7.7 million during the six months ended June 30, 2013.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

4. Fair Value Measurements
Under GAAP, fair value represents the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.
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
Other Invested Assets
Included in other invested assets is an institutional alternative strategies fund that is recorded at fair value. These assets are categorized as Level 2, as the valuation of these funds is based on values provided by the issuer and represent amounts at which the Company could transact with the issuer. Certain redemption restrictions may apply on this fund, including advance written notice to withdraw funds.
Separate Accounts
The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV of the underlying investment holdings as derived from closing prices on a national exchange or as provided by the issuer. This is the value at which a policyholder could transact with the issuer on the date. Separate accounts are categorized as Level 2.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Liabilities
Investment-Type Liabilities Included in Policyholder Account Balances and Other Policyholder Funds
The fair values of supplementary contracts and annuities without life contingencies are estimated to be the present value of payments at a market yield.  The fair values of deposits with no stated maturity are estimated to be the amount payable on demand at the measurement date.  These liabilities are categorized as Level 3.  The Company has not estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts.  Insurance contracts are excluded from financial instruments that require disclosures of fair value.
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
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At June 30, 2014 and December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,366	$164,393	$—	$176,759
Federal agencies [1]	—	22,433	—	22,433
Federal agency issued residential mortgage-backed securities [1]	—	54,673	—	54,673
Subtotal	12,366	241,499	—	253,865
Corporate obligations:
Industrial	—	564,839	—	564,839
Energy	—	244,671	—	244,671
Communications and technology	—	238,663	—	238,663
Financial	—	295,394	—	295,394
Consumer	—	531,228	—	531,228
Public utilities	—	260,161	—	260,161
Subtotal	—	2,134,956	—	2,134,956
Corporate private-labeled residential mortgage-backed securities	—	106,184	—	106,184
Municipal securities	—	154,220	—	154,220
Other	—	94,529	1,277	95,806
Redeemable preferred stocks	—	17,000	—	17,000
Fixed maturity securities	12,366	2,748,388	1,277	2,762,031
Equity securities and other invested assets	5,302	26,157	—	31,459
Total	$17,668	$2,774,545	$1,277	$2,793,490

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(3,564)	$(3,564)
Total	$—	$—	$(3,564)	$(3,564)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,458	$126,562	$—	$139,020
Federal agencies [1]	—	22,068	—	22,068
Federal agency issued residential mortgage-backed securities [1]	—	62,128	—	62,128
Subtotal	12,458	210,758	—	223,216
Corporate obligations:
Industrial	—	534,779	—	534,779
Energy	—	222,745	—	222,745
Communications and technology	—	233,543	—	233,543
Financial	—	283,477	—	283,477
Consumer	—	493,756	—	493,756
Public utilities	—	252,364	13	252,377
Subtotal	—	2,020,664	13	2,020,677
Corporate private-labeled residential mortgage-backed securities	—	116,482	—	116,482
Municipal securities	—	147,619	—	147,619
Other	—	96,454	1,420	97,874
Redeemable preferred stocks	—	12,752	—	12,752
Fixed maturity securities	12,458	2,604,729	1,433	2,618,620
Equity securities and other invested assets	4,812	29,574	—	34,386
Total	$17,270	$2,634,303	$1,433	$2,653,006

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,703)	$(4,703)
Total	$—	$—	$(4,703)	$(4,703)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the second quarter and six months ended June 30, 2014 and year ended December 31, 2013 are summarized below:

	Quarter Ended June 30, 2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,357	$—	$1,357	$(3,870)
Included in earnings	56	—	56	138
Included in other comprehensive income (loss)	(34)	—	(34)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	186
Sales	—	—	—	—
Other dispositions	(102)	—	(102)	(18)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$1,277	$—	$1,277	$(3,564)

	Six Months Ended June 30, 2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,433	$—	$1,433	$(4,703)
Included in earnings	56	—	56	875
Included in other comprehensive income (loss)	(110)	—	(110)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	244
Sales	—	—	—	—
Other dispositions	(102)	—	(102)	20
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$1,277	$—	$1,277	$(3,564)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	(59)	641	582	(4,208)
Included in other comprehensive income (loss)	287	(627)	(340)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	737
Sales	—	—	—	—
Other dispositions	(839)	(1,269)	(2,108)	(152)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(44,205)	—	(44,205)	—
Ending balance	$1,433	$—	$1,433	$(4,703)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between Level 1 and Level 2 during the second quarters or six months ended June 30, 2014 and 2013.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $1.3 million at June 30, 2014. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated.
The fair value of the GMWB embedded derivative is calculated using a discounted cash flow valuation model that projects future cash flows under multiple risk neutral stochastic equity scenarios. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience. The mortality assumption uses the 2000 US Annuity Basic Table Mortality Table. The present value of cash flows is determined using the discount rate curve, based upon London InterBank Offered Rate (LIBOR) plus a credit spread.
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at June 30, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(3,564)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.54%-1.39%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
The Company estimates that the impact of unobservable inputs at June 30, 2014 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability $0.1 million; a 10% increase in the benefit utilization would increase the liability $0.5 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.3 million.
The table below is a summary of fair value estimates at June 30, 2014 and December 31, 2013 for financial instruments. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,762,031	$2,762,031	$2,618,620	$2,618,620
Equity securities and other invested assets	31,459	31,459	34,386	34,386
Mortgage loans	572,831	604,859	629,256	658,142
Policy loans	83,223	83,223	83,518	83,518
Cash and short-term financial assets	44,226	44,226	48,909	48,909
Separate account assets	410,700	410,700	393,416	393,416

Liabilities:
Individual and group annuities	$1,096,649	$1,075,690	$1,100,495	$1,078,618
Supplementary contracts and annuities
without life contingencies	54,567	53,315	$51,624	$50,097
Separate account liabilities	410,700	410,700	393,416	393,416
Other policyholder funds - GMWB	(3,564)	(3,564)	(4,703)	(4,703)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at June 30, 2014 and December 31, 2013.

	June 30 2014	December 31 2013
Receivables:
Agent receivables, net (allowance $1,872; 2013 - $2,245)	$1,787	$1,660
Investment-related financing receivables:
Mortgage loans, net (allowance $2,955; 2013 - $3,251)	572,831	629,256
Total financing receivables	$574,618	$630,916
The following table details the activity of the allowance for uncollectible accounts on agent receivables at June 30, 2014 and December 31, 2013.

	June 30 2014	December 31 2013
Beginning of year	$2,245	$2,261
Additions	162	69
Deductions	(535)	(85)
End of period	$1,872	$2,245
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at June 30, 2014 and December 31, 2013.

	June 30 2014	December 31 2013
Mortgage loans collectively evaluated for impairment	$531,807	$582,679
Mortgage loans individually evaluated for impairment	43,979	49,828
Allowance for potential future losses	(2,955)	(3,251)
Carrying value	$572,831	$629,256
The following table details the activity of the allowance for potential future losses on mortgage loans at June 30, 2014 and December 31, 2013.

	June 30 2014	December 31 2013
Beginning of year	$3,251	$3,346
Provision	—	—
Deductions	(296)	(95)
End of period	$2,955	$3,251

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $3.7 million at June 30, 2014 with an allowance for doubtful accounts totaling $1.9 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2013. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

•	Agent specific loans. At June 30, 2014 and December 31, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Various agent commission advances and other commission receivables. Gross agent receivables in this category totaled $2.6 million, and the allowance for doubtful accounts was $1.6 million as of June 30, 2014. Gross agent receivables totaled $2.8 million, and the allowance for doubtful accounts was $1.9 million at December 31, 2013.

Mortgage Loans
The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on non-accrual status. Payments received on loans in a non-accrual status for these reasons are applied first to interest income not collected while on non-accrual status, followed by fees, accrued and past-due interest, and principal.
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
The following table presents an aging schedule for delinquent payments for both principal and interest at June 30, 2014 and December 31, 2013, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2014
Industrial	$—	$—	$—	$—	$—
Office	7,880	15	—	916	931
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$7,880	$15	$—	$916	$931

December 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	8,497	24	—	829	853
Medical	3,921	32	—	—	32
Other	—	—	—	—	—
Total	$12,418	$56	$—	$829	$885
As of June 30, 2014, there were three mortgage loans that were 30 days or more past due, including two that were over 90 days past due. The two loans that were over 90 days past due were in the process of foreclosure. In July 2014, the book value of one of the loans in the foreclosure process was transferred to real estate without a loss.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

As of December 31, 2013, there were five mortgage loans that were 30 days or more past due, including two over 90 days past due.  The two loans that were over 90 days past due were in the process of foreclosure at December 31, 2013.
The Company had no troubled loans that were restructured or modified in 2014 or 2013.
Management's periodic evaluation and assessment of the adequacy of the allowance for potential future losses is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $3.0 million at June 30, 2014 and $3.3 million at December 31, 2013. For information regarding management's periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2013 Form 10-K.
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
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at June 30, 2014 and December 31, 2013. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at June 30, 2014 and investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at December 31, 2013.

	June 30 2014		December 31 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,996	$21,996	$22,104	$22,104
Affordable housing real estate joint ventures	17,724	57,700	19,422	61,624
Total	$39,720	$79,696	$41,526	$83,728
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
At June 30, 2014, the Company had no unfunded commitments, compared to $0.2 million at December 31, 2013. There were no mortgage loan commitments outstanding to the real estate joint venture VIEs at either June 30, 2014 or December 31, 2013. At June 30, 2014, the Company had no unfunded equity commitments for the development of properties owned, compared to $0.2 million at December 31, 2013. The loan commitments are included in Note 15 - Commitments. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at June 30, 2014 and December 31, 2013 included $22.3 million and $22.5 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
7. Separate Accounts
Separate account assets and liabilities arise from the sale of variable universal life insurance and variable annuity products. The separate account represents funds segregated for the benefit of certain policyholders who bear the investment risk. The assets are legally segregated and are not subject to claims which may arise from any other business of the Company. The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV of the underlying investment holdings as derived from closing prices on a national exchange or as provided by the issuer. Policyholder account deposits and withdrawals, investment income, and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Comprehensive Income. Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees, and mortality and risk charges.
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of the separate accounts with the GMWB rider is recorded at fair value of $133.6 million at June 30, 2014 (December 31, 2013 - $123.9 million). The guarantee liability was $(3.6) million at June 30, 2014 (December 31, 2013 - $(4.7) million). The change in this value is included in Policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family. Please refer to the Reinsurance Transaction section of Note 1 - Nature of Operations and Significant Accounting Policies. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances totaling $324.0 million at June 30, 2014 were not recorded in the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The fund value and future policy benefits approximated $25.9 million and $0.6 million at June 30, 2014, respectively. The Company recorded these general account obligations as a component of Policyholder account balances.
8. Notes Payable
The Company had no notes payable at June 30, 2014 or December 31, 2013.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the second quarters and six months of 2014 and 2013.
The Company had unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at June 30, 2014 or December 31, 2013. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(2)%	(2)%	(2)%	(2)%
Permanent differences	(1)%	(1)%	(1)%	(1)%
Effective income tax rate	32%	32%	32%	32%
The Company did not have any uncertain tax positions at June 30, 2014.
At June 30, 2014, the Company had a current tax asset of $1.6 million and an $84.9 million net deferred tax liability, compared to a $0.7 million current tax asset and a $68.0 million net deferred tax liability at December 31, 2013.
10. Pensions and Other Postemployment Benefits (OPEB)
The following table provides the components of net periodic benefit cost for the second quarters and six months ended June 30, 2014 and 2013.

	Pension Benefits		OPEB
	Quarter Ended		Quarter Ended
	June 30		June 30
	2014	2013	2014	2013
Service cost	$—	$—	$153	$224
Interest cost	1,550	1,335	374	349
Expected return on plan assets	(2,580)	(2,307)	—	—
Amortization of:
Unrecognized actuarial net loss	430	598	21	45
Unrecognized prior service credit	—	—	(286)	(111)
Curtailment	—	—	—	(116)
Net periodic benefit cost (credit)	$(600)	$(374)	$262	$391

	Pension Benefits		OPEB
	Six Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Service cost	$—	$—	$306	$473
Interest cost	3,101	2,670	749	711
Expected return on plan assets	(5,161)	(4,614)	—	—
Amortization of:
Unrecognized actuarial net loss	859	1,196	43	103
Unrecognized prior service credit	—	—	(573)	(174)
Curtailment	—	—	—	(116)
Net periodic benefit cost (credit)	$(1,201)	$(748)	$525	$997

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Included in the Company's OPEB was a medical insurance plan for retired agents. During the second quarter of 2013, the Company notified the participants that this benefit was being terminated effective December 31, 2013. This benefit termination required a re-valuation of the plan, which was performed effective June 10, 2013 and resulted in a plan curtailment. The curtailment resulted in the immediate recognition of reduced operating expenses of $0.1 million and a reduced liability of $4.4 million.
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
During the first quarters of 2014 and 2013, the plan made payments of $3.8 million and $2.4 million for the three-year intervals ended December 31, 2013 and 2012, respectively. No payments were made to plan participants during the second quarters of 2014 or 2013.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The change in accrual for share-based compensation that reduced operating expense in the second quarter of 2014 was $0.4 million, net of tax. The cost of share-based compensation accrued as an operating expense in the second quarter of 2013 was $0.2 million, net of tax. The cost of share-based compensation accrued as an operating expense for the six months ended June 30, 2014 and 2013 was $0.1 million and $0.5 million, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

12. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the unrealized investment gains or losses on securities available for sale (net of reclassifications for realized investment gains or losses) net of adjustments to deferred acquisition costs (DAC) and value of business acquired (VOBA), future policy benefits, and policyholder account balances (including deferred revenue liability). In addition, other comprehensive income (loss) includes the change in the liability for benefit plan obligations. Other comprehensive income (loss) reflects these items net of tax.
The table below provides information about comprehensive income (loss) for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended June 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$31,332	$10,967	$20,365
Equity securities	660	231	429
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	662	232	430
Other-than-temporary impairment losses recognized in earnings	(243)	(84)	(159)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	136	47	89
Net unrealized losses excluding impairment losses	31,437	11,003	20,434
Effect on DAC and VOBA	(2,348)	(822)	(1,526)
Future policy benefits	(4,507)	(1,578)	(2,929)
Policyholder account balances	(174)	(61)	(113)
Other comprehensive income	$24,408	$8,542	15,866
Net income			8,457
Comprehensive income			$24,323

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended June 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized losses arising during the year:
Fixed maturity securities	$(94,723)	$(33,152)	$(61,571)
Equity securities	(541)	(190)	(351)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,663	582	1,081
Other-than-temporary impairment losses recognized in earnings	(272)	(96)	(176)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	41	15	26
Net unrealized losses excluding impairment losses	(96,696)	(33,843)	(62,853)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA	14,624	5,119	9,505
Future policy benefits	10,210	3,573	6,637
Policyholder account balances	477	167	310
Other comprehensive loss	$(63,677)	$(22,286)	(41,391)
Net income			10,851
Comprehensive loss			$(30,540)

	Six Months Ended June 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$65,574	$22,951	$42,623
Equity securities	1,594	558	1,036
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,505	527	978
Other-than-temporary impairment losses recognized in earnings	(456)	(159)	(297)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	187	65	122
Net unrealized gains excluding impairment losses	65,932	23,076	42,856
Effect on DAC and VOBA	(7,051)	(2,468)	(4,583)
Future policy benefits	(10,096)	(3,534)	(6,562)
Policyholder account balances	(375)	(131)	(244)
Other comprehensive income	$48,410	$16,943	$31,467
Net income			13,959
Comprehensive income			$45,426

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Six Months Ended June 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized losses arising during the year:
Fixed maturity securities	$(104,010)	$(36,403)	$(67,607)
Equity securities	(230)	(81)	(149)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,275	796	1,479
Other-than-temporary impairment losses recognized in earnings	(459)	(161)	(298)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	99	35	64
Net unrealized losses excluding impairment losses	(106,155)	(37,154)	(69,001)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA [1]	38,656	13,530	25,126
Future policy benefits	10,652	3,728	6,924
Policyholder account balances	495	173	322
Other comprehensive loss	$(48,644)	$(17,025)	$(31,619)
Net income			16,039
Comprehensive loss			$(15,580)

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.
The following table provides accumulated balances related to each component of accumulated other comprehensive income at June 30, 2014, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170
Other comprehensive income (loss) before reclassification	40,020	2,033	—	(4,545)	(6,562)	(244)	30,702
Amounts reclassified from accumulated other comprehensive income	978	(175)	—	(38)	—	—	765
Net current-period other comprehensive income (loss)	40,998	1,858	—	(4,583)	(6,562)	(244)	31,467
End of period	$119,494	$4,239	$(38,363)	$(22,119)	$(17,040)	$(574)	$45,637

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$662	$1,663	$1,505	$2,275
Income tax expense [2]	(232)	(582)	(527)	(796)
Net of taxes	430	1,081	978	1,479

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(107)	(231)	(269)	(360)
Income tax benefit [2]	37	81	94	126
Net of taxes	(70)	(150)	(175)	(234)

Reclassification adjustment related to DAC and VOBA [1]	(17)	(5)	(58)	(28)
Income tax benefit (expense) [2]	6	2	20	10
Net of taxes	(11)	(3)	(38)	(18)

Total pre-tax reclassifications	538	1,427	1,178	1,887
Total income tax expense	(189)	(499)	(413)	(660)
Total reclassification, net taxes	$349	$928	$765	$1,227

[1]	(Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.

[2]	(Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended June 30, 2014 and 2013 was 10,967,910 and 11,022,809, respectively. The average number of shares outstanding for the six months ended June 30, 2014 and 2013 was 10,968,182 and 11,024,306, respectively. The number of shares outstanding at June 30, 2014 and December 31, 2013 was 10,967,987 and 10,968,839, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual		Group	Old	Intercompany
		Insurance		Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Second quarter:	2014	$39,100		$14,379	$18,791	$(102)	$72,168
	2013	42,805	[2]	13,025	18,230	(99)	73,961	[2]
Six months:	2014	76,991		28,627	37,338	(203)	142,753
	2013	91,052	[2]	25,551	36,319	(197)	152,725	[2]

Net investment income:
Second quarter:	2014	$38,410		$135	$2,806	$—	$41,351
	2013	39,801		118	2,959	—	42,878
Six months:	2014	76,056		260	5,726	—	82,042
	2013	79,170		249	5,869	—	85,288

Total benefits and expenses:
Second quarter:	2014	$69,621		$14,415	$20,121	$(102)	$104,055
	2013	72,742	[2]	12,629	19,586	(99)	104,858	[2]
Six months:	2014	140,327		29,025	42,054	(203)	211,203
	2013	155,758	[2]	25,024	40,453	(197)	221,038	[2]

Net income (loss):
Second quarter:	2014	$7,394		$97	$966	$—	$8,457
	2013	9,465		358	1,028	—	10,851
Six months:	2014	13,153		(23)	829	—	13,959
	2013	14,394		550	1,095	—	16,039

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

[2]
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter and $8.4 million in the second quarter of 2013. The numbers reported above have been corrected to reflect these adjustments.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2014, the Company had purchase commitments to fund mortgage loans and affordable housing projects of $25.7 million.
Subsequent to June 30, 2014 the Company entered into commitments to fund additional mortgage loans of $4.2 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
18. Subsequent Events
On July 21, 2014, the Company issued a press release announcing the sale of certain assets of Sunset Financial Services, Inc., a wholly-owned subsidiary of the Company, to Securities America Financial Corporation. The sale is subject to approval by FINRA, but is expected to close during 2014 if approval is granted. As a result of the sale, the Company expects to record a gain on sale of assets, net of taxes and transaction expenses, of up to $2.0 million or $0.18 per share based on the number of shares outstanding as of June 30, 2014.
On July 28, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 13, 2014 to stockholders of record on August 7, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2014 and 2013 and the financial condition of the Company at June 30, 2014. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2013 Form 10-K.
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
Immaterial Correction of Error
During the third quarter of 2013, the Company identified an immaterial correction of an error in the presentation of net premiums and policyholder benefits that resulted from the incorrect recognition of premiums related to the conversion of fixed deferred annuity contracts to immediate annuities with life contingencies. The impact of the correction was an equal and offsetting increase to both net premiums and policyholder benefits. The error resulted in no impact to net income, earnings per share, stockholders' equity, or cash flows. Related to the immaterial correction, the Company understated the presentation of net premiums and policyholder benefits by $15.7 million in the first quarter and $8.4 million in the second quarter of 2013. The numbers reported have been corrected to reflect these adjustments. The error was insignificant to any previous periods presented.
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

Consolidated Results of Operations
Summary of Results
The Company earned net income of $8.5 million in the second quarter of 2014 compared to $10.9 million in the second quarter of 2013. Net income per share was $0.77 in the second quarter of 2014 versus $0.98 in the same period in the prior year. Net income for the first six months of 2014 was $14.0 million compared to $16.0 million in the prior year. Net income per share for the six months was $1.27 versus $1.45 one year earlier.
The following table presents variances between the results for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended	Six Months Ended
	June 30	June 30
	2014 Versus 2013	2014 Versus 2013
Insurance and other revenues	$(2,008)	$(10,087)
Net investment income	(1,527)	(3,246)
Net realized investment gains (losses)	(824)	362
Policyholder benefits and interest credited to policyholder account balances	(1,963)	7,148
Amortization of deferred acquisition costs	(1,625)	(1,588)
Operating expenses	4,391	4,275
Income tax expense	1,162	1,056
Total variance	$(2,394)	$(2,080)
Information on these items is presented below.
Sales
The Company's marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs.  The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products. Consumer preferences and customer choices are very hard to predict and significantly influence life and annuity insurance purchases. These changing preferences and choices can result in large fluctuations period to period. The Company attempts to provide a varied portfolio of products that support consumer needs and is constantly assessing new products and opportunities.
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
The Company recognizes conversions of policies and contracts on interest sensitive products to traditional life and annuity products as new premiums at the time of conversion. Most notably, the Company has fixed deferred annuities that convert to immediate annuities. Deferred annuity contracts typically provide for such conversions as one of several settlement options, and the volume of such contracts can vary based upon the individual needs and decisions of contract owners. In addition, the timing of these conversions can often result in large fluctuations period to period.
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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues, for the second quarters and six months ended June 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$4,393	(1)%	$4,423	—%
Immediate annuities	7,352	(34)%	11,212	224%
Group life insurance	880	10%	800	8%
Group accident and health insurance	3,770	4%	3,618	13%
Total new premiums	16,395	(18)%	20,053	70%
Renewal premiums	39,260	3%	38,037	3%
Total premiums	55,655	(4)%	58,090	19%
Reinsurance ceded	(14,321)	(3)%	(14,740)	1%
Net premiums	$41,334	(5)%	$43,350	27%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$8,693	(1)%	$8,793	—%
Immediate annuities	14,484	(57)%	33,408	546%
Group life insurance	1,755	18%	1,485	21%
Group accident and health insurance	7,877	16%	6,764	18%
Total new premiums	32,809	(35)%	50,450	141%
Renewal premiums	78,391	4%	75,629	2%
Total premiums	111,200	(12)%	126,079	32%
Reinsurance ceded	(28,079)	(1)%	(28,313)	—%
Net premiums	$83,121	(15)%	$97,766	46%
Consolidated total premiums decreased $2.4 million in the second quarter of 2014 versus the prior year, as total new premiums decreased $3.7 million and total renewal premiums increased $1.2 million.  The decrease in new premiums resulted from a $3.9 million decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $4.2 million during the second quarter of 2014, down from $8.4 million in the second quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Excluding the conversions from fixed deferred annuities, total new premiums increased $0.5 million or 4% in the second quarter of 2014 compared to the prior year. The increase in renewal premiums was due to a $0.8 million or 3% increase in renewal individual life insurance premiums, principally from the Old American segment.
Consolidated total premiums decreased $14.9 million in the first six months of 2014 versus the prior year, as total new premiums decreased $17.6 million and total renewal premiums increased $2.8 million.  The decrease in new premiums was due to an $18.9 million decrease in new immediate annuity premiums. Conversions from fixed deferred annuities totaled $8.9 million during the first half of 2014, down from $24.1 million in the first half of 2013. As mentioned above, conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Excluding the conversions from fixed deferred annuities, total new premiums decreased $2.5 million or 9% in the first six months of 2014 compared to the prior year. Partially offsetting the decline in immediate annuity premiums, new group accident and health insurance premiums increased $1.1 million or 16%. The increase in group accident and health premiums was largely from the dental product line, which increased $1.3 million or 36% compared with the prior year. This increase is consistent with the expanded marketing efforts initiated in 2013. The increase in renewal premiums was due to a $1.5 million or 3% increase in renewal individual life insurance premiums, principally from the Old American segment. In addition, group accident and health renewal premiums increased $1.0 million or 5%, largely in the dental line.

The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,754	(40)%	$4,613	61%
Variable universal life insurance	154	(73)%	560	444%
Fixed annuities	14,409	11%	12,986	4%
Variable annuities	10,711	62%	6,614	42%
Total new deposits	28,028	13%	24,773	23%
Renewal deposits	42,786	7%	39,938	13%
Total deposits	$70,814	9%	$64,711	17%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$5,685	(43)%	$10,027	63%
Variable universal life insurance	512	(55)%	1,126	333%
Fixed annuities	25,554	18%	21,633	(32)%
Variable annuities	18,257	90%	9,614	12%
Total new deposits	50,008	18%	42,400	(9)%
Renewal deposits	79,845	8%	74,085	6%
Total deposits	$129,853	11%	$116,485	—%
Total new deposits increased $3.3 million or 13% in the second quarter of 2014 compared with the second quarter of 2013. The increase in 2014 resulted from a $4.1 million increase in variable annuity deposits and a $1.4 million increase in fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $1.9 million. Total renewal deposits increased $2.8 million or 7% in the second quarter of 2014 versus the prior year. The reinsurance transaction on variable products increased renewal deposits $6.7 million in the second quarter of 2014 compared to $7.3 million in the second quarter of 2013. Excluding this transaction, renewal deposits increased $3.5 million or 11%, reflecting a $3.9 million increase in fixed annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits increased $7.6 million or 18% in the first six months of 2014 compared with the prior year. The increase in 2014 resulted from an $8.6 million increase in variable annuity deposits and a $3.9 million increase in fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $4.3 million. Total renewal deposits increased $5.8 million or 8% in the first six months of 2014 compared to the prior year. The reinsurance transaction on variable products increased renewal deposits $13.0 million in the first six months of 2014 compared to $7.3 million in the prior year, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, renewal deposits were essentially flat, as a $1.6 million or 10% increase in fixed annuity renewal deposits was offset by a $1.0 million decline in variable annuity renewal deposits and a $0.4 million decline in universal life renewal deposits.
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
Total contract charges increased $0.2 million or 1% in the second quarter of 2014 compared to the second quarter of 2013. This increase was due to increased amortization of deferred revenue, largely resulting from unlocking. An unlocking adjustment increased deferred revenue $1.8 million during the second quarter of 2014. In comparison, an unlocking adjustment increased deferred revenue $1.1 million in the second quarter of 2013. The unlocking adjustments for both years were associated with mortality and interest margins.
Total contract charges increased $4.7 million or 9% in the first six months of 2014, compared to the first six months of 2013. The reinsurance transaction contributed $8.4 million to contract charges in the first half of 2014, compared to $4.4 million in the first half of 2013, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, total contract charges on all blocks of business increased $0.8 million or 1% in the first half of 2014 compared to the first quarter of 2013. This increase was largely due to the unlocking mentioned above.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and entities that the Company has purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 41% and 42% of total consolidated contract charges in the second quarters of 2014 and 2013, and 42% and 39% in the first six months of 2014 and 2013, respectively. The increases in 2014 can be attributed to the reinsurance transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 31% and 32% of total consolidated contract charges in the second quarters of 2014 and 2013, and 32% and 34% in the first six months of 2014 and 2013, respectively. The declines in 2014 reflect the runoff of business. Total contract charges on open, or ongoing, blocks of business increased 3% in both the second quarter and first half of 2014 compared to the same periods in 2013. This reflects the unlocking mentioned above.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased 3% in the second quarter and 1% in the first six months of 2014 compared to the same periods one year earlier.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $1.7 million or 4% in the second quarter and $3.3 million or 4% in the first six months of 2014 compared with the same periods in 2014. These declines primarily reflected lower overall yields earned and available on certain investments.
Fixed maturity securities provided a majority of the Company's investment income during the quarter and six months ended June 30, 2014. Income on these investments declined $0.6 million or 2% in the second quarter and $1.8 million or 3% in the first half of 2014 compared to the same periods in 2013, reflecting declines in yields earned.
Investment income from commercial mortgage loans decreased $0.9 million or 9% in the second quarter and $1.6 million or 8% in the first six months of 2014 compared to the prior year. The declines in 2014 were largely due to a lower mortgage loan portfolio balance compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations.
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
The Company recorded a net realized investment gain of $0.7 million in the second quarter of 2014, compared with a net realized investment gain of $1.5 million in the second quarter of 2013. During the second quarter of 2014, the Company recorded $0.4 million in gains from investment securities called and other. Net realized investment gains for the first six months totaled $2.2 million in 2014 compared to $1.8 million in 2013. Gains due to investment securities called and other were $1.7 million in 2014 and $2.5 million in 2013. Partially offsetting these gains, investment losses of $0.3 million and $0.4 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired in the first six months of 2014 and 2013, respectively.
The Company's analysis of securities for the second quarter ended June 30, 2014 resulted in the determination that two fixed maturity securities had other-than-temporary impairments and were written down by a combined $0.2 million, including $0.1 million that was determined to be non-credit and was recognized in other comprehensive income (loss). The total fair value of the affected securities after the write-downs was $10.3 million.
Policyholder Benefits
Policyholder benefits consist of death benefits, immediate annuity benefits, accident and health benefits, surrenders, interest, other benefits, and the associated increase or decrease in reserves for future policy benefits. The largest component of policyholder benefits was death benefits for the periods presented. Death benefits reflect mortality results, after consideration of the impact of reinsurance. Mortality fluctuates from period to period.
Policyholder benefits increased $2.6 million or 5% in the second quarter of 2014 compared to the same period one year earlier. This change was the result of increases in death benefit payments and group benefit payments, largely from the group dental product. Partially offsetting this was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year, predominantly in the Old American segment. The impact of the reserve methodology change is partially offset by reduced amortization of DAC.
Policyholder benefits decreased $5.8 million or 5% in the first six months of 2014 compared to the prior year. This result was largely due to a decrease in death benefit payments and a decrease in benefit and contract reserves. Partially offsetting these was an increase in group dental benefit payments. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities. Partially offsetting this, changes in the fair value of the GMWB rider resulted in an increase in policyholder benefits. Also, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year, predominantly in the Old American segment. The impact of the reserve methodology change is partially offset by reduced amortization of DAC.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. As of June 30, 2014, the fair value of the liability increased $1.1 million compared to the fair value at December 31, 2013. This fluctuation can be primarily attributed to decreases in risk-free swap rates that were partially offset by favorable returns in the capital markets.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.6 million or 3% in the second quarter and $1.3 million or 3% in the first six months of 2014 compared with the same period one year earlier. These declines were due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances compared to one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs increased $1.6 million in both the second quarter and the first half of 2014 compared to the same periods in the prior year. These increases were largely due to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and six months of 2014, as compared to an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and six months of 2013. DAC amortization also increased due to the reinsurance transaction on variable products, which contributed $0.8 million to DAC amortization in the second quarter and $2.1 million in the first half of 2014, compared to $1.4 million in both the second quarter and first half of 2013. Included in DAC amortization for the reinsurance transaction in the second quarter and first half of 2014 was a $0.4 million reduction from an unlocking adjustment. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $2.3 million or 24% in the second quarter and $0.9 million in the six months compared with the prior year. Another factor was the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above. These refinements resulted in a decrease in amortization of DAC for traditional life products in 2014, primarily in the Old American segment.

Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $4.4 million or 17% in the second quarter and $4.3 million or 8% in the first six months of 2014 compared to the same periods one year earlier. The decreases in both periods were primarily due to decreases in agent and employee benefit expenses and the amortization of VOBA. The decrease in the agent benefits largely resulted from a decline in the market value of deferred compensation plans, the termination of a medical insurance plan for retired agents, and forfeitures of non-vested benefits from terminated agents. The decline in employee benefits was largely due to reduced retirement plan expense, the decline in market value of deferred compensation plans, and the change in the accrual for incentive compensation plans.
The amortization of VOBA will generally decline over time, as policies run off. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $2.7 million in both the second quarter and the first six months of 2014 compared to the same periods one year earlier. The decrease in both periods was largely due to an unlocking adjustment, which decreased VOBA amortization $1.5 million in both the second quarter and first six months of 2014. This compares to an unlocking adjustment that increased VOBA amortization $0.9 million in the same periods one year earlier. The unlocking in 2014 was associated with interest and expense margins, while the unlocking in 2013 was associated with interest margins and premium persistency.
Income Taxes
The second quarter income tax expense was $4.0 million or 32% of income before tax for 2014, versus $5.2 million or 32% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2014 was $6.5 million or 32% of income before tax, versus $7.5 million or 32% of income before tax for the prior year.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the second quarters of 2014 and 2013, primarily due to permanent differences. These differences include the dividends-received deduction and tax benefits related to affordable housing investments. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax in the second quarters of 2014 and 2013.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the six months ended June 30, 2014 and 2013. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax for the six months ended June 30, 2014 and 2013. Investments in affordable housing resulted in a benefit of approximately 2% of income before tax for the six months ended June 30, 2014 and June 30, 2013.

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
Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$8,266	$12,194	$17,359	$36,093
Contract charges	30,834	30,611	59,632	54,959
Total insurance revenues	39,100	42,805	76,991	91,052
Investment revenues:
Net investment income	38,410	39,801	76,056	79,170
Net realized investment gains, excluding other-than-temporary impairment losses	684	1,707	2,142	2,162
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(243)	(272)	(456)	(458)
Portion of impairment losses recognized in other comprehensive income (loss)	136	46	188	120
Net other-than-temporary impairment losses recognized in earnings	(107)	(226)	(268)	(338)
Total investment revenues	38,987	41,282	77,930	80,994
Other revenues	2,294	2,521	4,557	4,719
Total revenues	80,381	86,608	159,478	176,765

Policyholder benefits	29,608	29,456	60,327	72,147
Interest credited to policyholder account balances	19,260	19,865	38,206	39,528
Amortization of deferred acquisition costs	8,251	6,679	12,966	10,571
Operating expenses	12,502	16,742	28,828	33,512
Total benefits and expenses	69,621	72,742	140,327	155,758

Income before income tax expense	10,760	13,866	19,151	21,007

Income tax expense	3,366	4,401	5,998	6,613

Net income	$7,394	$9,465	$13,153	$14,394
The net income for this segment in the second quarter of 2014 was $7.4 million compared to $9.5 million in the second quarter of 2013. Factors contributing to this decline were decreases in net premiums and net investment income, lower net realized investment gains, and an increase in amortization of deferred acquisition costs. Partially offsetting these were decreases in interest credited to policyholder account balances and operating expenses.
Net income for this segment was $13.2 million for the first six months of 2014 compared to $14.4 million in the same period in 2013. This decline in the current year reflected lower net premiums and net investment income, along with an increase in amortization of deferred acquisition costs. Partially offsetting these changes were increased contract charges and decreased policyholder benefits, interest credited to policyholder account balances, and operating expenses.
Total insurance revenues decreased $3.7 million in the second quarter of 2014, reflecting a $3.9 million decrease in net premiums that was partially offset by a $0.2 million increase in contract charges. Total insurance revenues decreased $14.1 million in the first six months of 2014, as net premiums decreased $18.7 million or 52% and contract charges increased $4.7 million or 9%.
The following table presents gross premiums by new and renewal business, less reinsurance ceded for the second quarters and six months ended June 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$1,228	2%	$1,209	3%
Immediate annuities	7,352	(34)%	11,212	224%
Total new premiums	8,580	(31)%	12,421	168%
Renewal premiums	10,599	2%	10,364	(2)%
Total premiums	19,179	(16)%	22,785	50%
Reinsurance ceded	(10,913)	3%	(10,591)	(2)%
Net premiums	$8,266	(32)%	$12,194	175%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$2,468	5%	$2,355	1%
Immediate annuities	14,484	(57)%	33,408	546%
Total new premiums	16,952	(53)%	35,763	377%
Renewal premiums	21,198	1%	20,914	(1)%
Total premiums	38,150	(33)%	56,677	98%
Reinsurance ceded	(20,791)	1%	(20,584)	(1)%
Net premiums	$17,359	(52)%	$36,093	358%
Total new premiums for this segment decreased $3.8 million or 31% and total renewal premiums increased $0.2 million or 2% in the second quarter of 2014 compared to the same period one year earlier. The decrease in new premiums resulted from a $3.9 million or 34% decline in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $4.2 million during the second quarter of 2014, down from $8.4 million in the second quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications.
Total new premiums for this segment decreased $18.8 million or 53% and total renewal premiums increased $0.3 million or 1% in the first six months of 2014 compared to the same period one year earlier. The decrease in new premiums was due to a $18.9 million or 57% decline in new immediate annuity premiums. Conversions from fixed deferred annuities totaled $8.9 million during the first half of 2014, down from $24.1 million in the first half of 2013. As mentioned above, conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications.

The following table provides detail by new and renewal deposits for the second quarters and six months ended June 30, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,754	(40)%	$4,613	61%
Variable universal life insurance	154	(73)%	560	444%
Fixed annuities	14,409	11%	12,986	4%
Variable annuities	10,711	62%	6,614	42%
Total new deposits	28,028	13%	24,773	23%
Renewal deposits	42,786	7%	39,938	13%
Total deposits	$70,814	9%	$64,711	17%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$5,685	(43)%	$10,027	63%
Variable universal life insurance	512	(55)%	1,126	333%
Fixed annuities	25,554	18%	21,633	(32)%
Variable annuities	18,257	90%	9,614	12%
Total new deposits	50,008	18%	42,400	(9)%
Renewal deposits	79,845	8%	74,085	6%
Total deposits	$129,853	11%	$116,485	—%
Total new deposits increased $3.3 million or 13% in the second quarter of 2014 compared to last year, reflecting a $4.1 million increase in new variable annuity deposits and a $1.4 million increase in new fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $1.9 million. Total renewal deposits increased $2.8 million or 7% in the second quarter of 2014. The reinsurance transaction on variable products increased renewal deposits $6.7 million in the second quarter of 2014 compared to $7.3 million in the second quarter of 2013. Excluding this transaction, renewal deposits increased $3.5 million or 11%, reflecting a $3.9 million increase in fixed annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits increased $7.6 million or 18% in the first six months of 2014 compared to last year, due to an $8.6 million increase in new variable annuity deposits and a $3.9 million increase in new fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $4.3 million. Total renewal deposits increased $5.8 million or 8% in the first six months of 2013. The reinsurance transaction on variable products increased renewal deposits $13.0 million in the first six months of 2014 compared to $7.3 million in the prior year, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, renewal deposits were essentially flat, as a $1.6 million or 10% increase in fixed annuity renewal deposits was offset by a $1.0 million decline in variable annuity renewal deposits and a $0.4 million decline in universal life renewal deposits.
Total contract charges on all blocks of business increased $0.2 million or 1% in the second quarter and $4.7 million or 9% in the first six months of 2014 compared to the same periods one year earlier. An unlocking adjustment increased deferred revenue $1.8 million during the second quarter of 2014. In comparison, an unlocking adjustment increased deferred revenue $1.1 million in the second quarter of 2013. The unlocking adjustments for both years were associated with mortality and interest margins. In addition, the reinsurance transaction contributed $8.4 million to contract charges in the first half of 2014, compared to $4.4 million in the first half of 2013, as the reinsurance transaction occurred in April of 2013.
Total contract charges on closed blocks decreased 2% in the second quarter and increased 16% in the first six months of 2014, largely attributable to the reinsurance transaction on variable products that is considered a closed block. Excluding this transaction, total contract charges on closed blocks declined 2% in the both the second quarter and first half of 2014 compared to the prior year, reflecting the runoff of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 3% in the both the second quarter and first six months of 2014.

Net investment income decreased $1.4 million or 3% in the second quarter and $3.1 million or 4% in the first half of 2014 compared to the same periods in the prior year. These declines primarily reflected lower overall yields earned and available on certain investments.
Policyholder benefits increased $0.2 million in the second quarter of 2014 compared to the prior year, reflecting higher net death benefit payments. Partially offsetting this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities during the current year. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a corresponding decrease to reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year. The impact of the reserve methodology change is partially offset by reduced amortization of DAC.
Policyholder benefits decreased $11.8 million or 16% in the first six months of 2014 compared to the prior year. This decline reflected lower net death benefit payments and a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, largely due to a lower volume of conversions of fixed deferred annuities in 2014. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a corresponding decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year. The impact of the reserve methodology change is partially offset by reduced amortization of DAC.
Interest credited to policyholder account balances decreased $0.6 million or 3% in the second quarter and $1.3 million or 3% in the first six months of 2014 compared to one year earlier. These declines were due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in total policyholder account balances.
The amortization of DAC increased $1.6 million or 24% in the second quarter and $2.4 million or 23% in the first six months of 2014 compared to the same periods in the prior year.  These increases were largely due to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and six months of 2014, as compared to an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and six months of 2013. In addition, DAC amortization increased due to the reinsurance transaction on variable products, which contributed $0.8 million to DAC amortization in the second quarter and $2.1 million in the first half of 2014, compared to $1.4 million in both the second quarter and first half of 2014. Included in DAC amortization for the reinsurance transaction in the second quarter and first half of 2014 was a $0.4 million reduction from an unlocking adjustment. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $2.2 million or 42% in the second quarter and $1.7 million or 19% in the first half of 2014 compared with the prior year.  This decrease can also be attributed to the refinement in reserve calculation estimate for new traditional life insurance issues that occurred in 2013.  These refinements resulted in a decrease in amortization of DAC for traditional life products in 2014 of approximately $0.3 million in the second quarter and $0.7 million in the first half.

Operating expenses decreased $4.2 million or 25% in the second quarter and $4.7 million or 14% in the first six months of 2014 compared with one year earlier. The decreases in both periods were primarily due to decreases in agent and employee benefit expenses and the amortization of VOBA.
VOBA amortization decreased $2.7 million in the second quarter and $2.6 million the first six months of 2014 compared to the same periods one year earlier. The decrease in both periods was largely due to an unlocking adjustment which decreased VOBA amortization $1.5 million in both the second quarter and first six months of 2014. This compares to an unlocking adjustment that increased VOBA amortization $0.9 million in the same periods one year earlier. The unlocking in 2014 was associated with interest and expense margins, while the unlocking in 2013 was associated with interest margins and premium persistency.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$14,379	$13,025	$28,627	$25,551
Total insurance revenues	14,379	13,025	28,627	25,551
Investment revenues:
Net investment income	135	118	260	249
Other revenues	49	36	102	70
Total revenues	14,563	13,179	28,989	25,870

Policyholder benefits	8,460	6,728	16,999	13,566
Operating expenses	5,955	5,901	12,026	11,458
Total benefits and expenses	14,415	12,629	29,025	25,024

Income before income tax expense (benefit)	148	550	(36)	846

Income tax expense (benefit)	51	192	(13)	296

Net income (loss)	$97	$358	$(23)	$550
Sales from internal sales representatives through independent general agents and agents accounted for approximately 67% of this segment's total premiums during both the second quarter and first half of 2014, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
In addition, effective January 1, 2015, the Affordable Care Act requires that small employers that purchase health plans outside of a public exchange must provide Essential Health Benefits (EHB) within a Qualified Health Plan (QHP).  Pediatric dental benefits are one of ten EHBs that health plans must contain.  As a result, group dental carriers face added pressure and expense in order to have their group dental plans certified as a QHP.  Certification entails a rigorous process and subjects these plans to certain federal and state oversight and mandates.  The Company has undertaken efforts to continue to compete in this market and has submitted the group dental product to the state and federal regulators for approval.  The Company anticipates receiving certification in the majority of its target markets by the end of October and in time to start marketing for business on January 1, 2015 and thereafter.

The following table presents gross premiums by new and renewal business, less reinsurance ceded for the second quarters and six months ended June 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New premiums:
Group life insurance	$880	10%	$800	8%
Group dental insurance	2,275	22%	1,865	81%
Group disability insurance	1,483	(14)%	1,730	(18)%
Other group insurance	12	(48)%	23	(62)%
Total new premiums	4,650	5%	4,418	12%
Renewal premiums	12,741	4%	12,298	6%
Total premiums	17,391	4%	16,716	8%
Reinsurance ceded	(3,012)	(18)%	(3,691)	10%
Net premiums	$14,379	10%	$13,025	7%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New premiums:
Group life insurance	$1,755	18%	$1,485	21%
Group dental insurance	4,833	36%	3,541	80%
Group disability insurance	3,013	(5)%	3,178	(14)%
Other group insurance	31	(31)%	45	(50)%
Total new premiums	9,632	17%	8,249	18%
Renewal premiums	25,457	6%	24,095	1%
Total premiums	35,089	8%	32,344	5%
Reinsurance ceded	(6,462)	(5)%	(6,793)	5%
Net premiums	$28,627	12%	$25,551	5%
New group direct premiums increased $0.2 million or 5% in the second quarter of 2014 compared with the same period in 2013. New sales in the second quarter were led by the group dental line, which increased $0.4 million or 22%. However, short-term disability sales declined $0.3 million or 26% versus the second quarter of 2013. New group direct premiums increased $1.4 million or 17% for the first six months of 2014, compared to the same period one year earlier. This increase was largely from the dental product, which had a $1.3 million or 36% increase versus the prior year. The long-term disability product and the group life product also had increases in the first half of 2014 but were mostly offset by a decline in short-term disability premiums.
Renewal premiums increased $0.4 million or 4% in the second quarter of 2014 versus the second quarter of 2013, reflecting a $0.7 million or 13% increase in group dental premiums and a $0.2 million or an 8% increase in group life premiums. However, these increases were partially offset by a $0.5 million or 20% decrease in short-term disability product sales. The increases in group dental and group life premiums reflected improved retention on profitable business. Renewal premiums for the first half of 2014 for this segment increased $1.4 million or 6% versus the same period one year earlier. Group dental renewal sales increased $1.1 million or 10% and group life premiums also increased $0.4 million or 8% for the first half, while the short-term disability product sales declined $0.2 million or 5% during this period.
This segment uses targeted reinsurance in several of its product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. While reinsurance is used in most of the Company’s group products, it is not used in the group dental product. Reinsurance ceded premiums decreased $0.7 million for the second quarter and $0.3 million for the first six months of 2014 compared with the same respective periods in 2013.

Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Total benefits, net of reinsurance, for the group segment increased $1.7 million or 26% in the second quarter of 2014, compared with the same period in 2013. Claim payments for the group dental product increased $1.3 million or 27% in the second quarter of 2014 compared with the prior year, largely reflecting the expanded volume of business in 2014. In addition, group life benefits increased $0.3 million or 22% during the second quarter compared with the prior year. Total benefits, net of reinsurance, increased $3.4 million or 25% for the first six months of 2014 compared with the prior year. The increase was largely from the group dental and group life products, which increased $2.1 million or 21% and $0.7 million or 27%, respectively.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total group insurance revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. This ratio was 59% for the second quarter of 2014, an increase from 52% for the same period in 2013. This ratio was 59% for the first six months of 2014, an increase from 53% for the same period one year earlier. The increases in this ratio were most notable in the group dental, group life and long-term disability lines. The increases largely reflect increased benefit payments in these product lines in 2014.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's internal operations. Operating expenses for this segment increased $0.1 million or 1% in the second quarter of 2014 and $0.6 million or 5% for the six months of 2014 compared with the same periods in the prior year. These results primarily reflect increased commissions on new sales. In addition, third-party provider expenses increased, primarily related to increased group dental sales.

Old American
The following table presents financial data of the Old American business segment for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$18,791	$18,230	$37,338	$36,319
Total insurance revenues	18,791	18,230	37,338	36,319
Investment revenues:
Net investment income	2,806	2,959	5,726	5,869
Net realized investment gains, excluding other-than-temporary impairment losses	100	25	307	16
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	—	—	(1)
Portion of impairment losses recognized in other comprehensive income (loss)	—	(5)	(1)	(21)
Net other-than-temporary impairment losses recognized in earnings	—	(5)	(1)	(22)
Total investment revenues	2,906	2,979	6,032	5,863
Other revenues	—	1	17	2
Total revenues	21,697	21,210	43,387	42,184

Policyholder benefits	12,085	11,401	25,581	23,020
Amortization of deferred acquisition costs	4,278	4,225	8,391	9,198
Operating expenses	3,758	3,960	8,082	8,235
Total benefits and expenses	20,121	19,586	42,054	40,453

Income before income tax expense	1,576	1,624	1,333	1,731

Income tax expense	610	596	504	636

Net income	$966	$1,028	$829	$1,095
Net income for the Old American segment was $1.0 million in the second quarter of 2014, which was down slightly from the same period one year earlier. Total insurance revenues increased $0.6 million compared with the prior year but were offset by a $0.7 million increase in policyholder benefits. Total investment income decreased $0.1 million and amortization of deferred acquisition costs increased $0.1 million, while operating expenses decreased $0.2 million.
Net income for this segment for the first six months of 2014 was $0.8 million, which was a decrease of $0.3 million compared with the prior year. Policyholder benefits increased $2.6 million for the first six months. Partially offsetting this increase, life insurance premiums increased $1.0 million, total investment income increased $0.2 million, and the amortization of deferred acquisition costs decreased $0.8 million.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, as included in insurance revenues for the second quarters and six months ended June 30, 2014 and 2013.

	Quarter Ended June 30
	2014	% Change	2013	% Change
New individual life premiums	$3,165	(2)%	$3,214	(1)%
Renewal premiums	16,022	4%	15,474	4%
Total premiums	19,187	3%	18,688	3%
Reinsurance ceded	(396)	(14)%	(458)	(12)%
Net premiums	$18,791	3%	$18,230	3%

	Six Months Ended June 30
	2014	% Change	2013	% Change
New individual life premiums	$6,225	(3)%	$6,438	—%
Renewal premiums	31,939	4%	30,817	4%
Total premiums	38,164	2%	37,255	3%
Reinsurance ceded	(826)	(12)%	(936)	(10)%
Net premiums	$37,338	3%	$36,319	4%
Total new premiums were essentially flat, while total renewal premiums increased $0.5 million or 4% in the second quarter of 2014 compared to the same period one year earlier. Total new premiums decreased $0.2 million or 3% in the first half of 2014, while total renewal premiums increased $1.1 million or 4%. New sales growth has slowed in 2014, due to lower agent productivity and transition of management in certain territories. The Company continues to experience increases in renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
This segment focuses on the recruitment and development of new agencies and agents, with the intent and direction being to generate improved production from existing agencies and agents, and expanding or opening territories believed to offer additional growth opportunities. Further, this segment also focuses on servicing its policyholders and creating and maintaining products that are created and priced to be competitive in the senior markets.
Net investment income declined $0.2 million in the second quarter and $0.1 million for the first six months of 2014 versus the same periods in the prior year. Average invested assets increased versus the same periods in the prior year. The increase in average invested assets was primarily in fixed maturity securities, while commercial mortgage loan balances decreased. Offsetting this increase were lower overall yields earned and available on certain investments. In addition, net realized investment gains totaled $0.1 million in the second quarter and $0.3 million for the first six months of 2014, up slightly versus the same periods in 2013.
Policyholder benefits increased $0.7 million in the second quarter of 2014 versus one year earlier. This increase was largely due to an increase in reserves of $1.5 million. Partially offsetting the increase in reserves was a $0.7 million decrease in death benefits, net of reinsurance. The increase in reserves was the result of several factors, including favorable mortality, a larger in-force block of business, the low interest rate environment, and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued beginning in 2013. The impact of the reserve methodology change is partially offset by reduced amortization of DAC. The increase in reserves due to updated assumptions and a change in method was $1.0 million in the second quarter of 2014 relative to the prior year. The impact of this change in amortization of DAC was a reduction of $0.3 million for the same comparative periods. The resulting net impact of these changes was a reduction to income before tax of $0.8 million in the second quarter of 2014.
Policyholder benefits increased $2.6 million in the first six months of 2014 versus one year earlier. This increase was largely due to an increase in reserves of $3.7 million. Partially offsetting the increase in reserves was a $1.0 million decrease in death benefits, net of reinsurance. The increase in reserves was the result of several factors, including favorable mortality, a larger in-force block of business, the low interest rate environment and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued beginning in 2013. The impact of the reserve methodology change is partially offset by reduced amortization of DAC. The increase in reserves due to updated assumptions and a change in method was $2.5 million in the first six months of 2014 relative to the prior year. The impact of this change in amortization of DAC was a reduction of $1.1 million for the same comparative periods. The resulting net impact of these changes was a reduction to income before tax of $1.4 million in the first six months of 2014.
The amortization of DAC was mostly flat for the second quarter of 2014 versus the prior year. However, the amortization of DAC decreased $0.8 million for the six months. This decrease was largely the result of the change in reserve methodology, as described above.
Operating expenses declined $0.2 million in both the second quarter and first six months of 2014 compared with the same periods one year earlier. The decreases in both periods primarily reflected reduced benefits versus the prior year.

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
The fair value of fixed maturity and equity securities with unrealized losses was $319.2 million at June 30, 2014, compared with $635.8 million at December 31, 2013. The decline primarily reflected the decrease in interest rates during the first half of 2014. At June 30, 2014, 89% of security investments with an unrealized loss were investment grade and accounted for 84% of the total unrealized losses. At December 31, 2013, 91% of securities with an unrealized loss were investment grade and accounted for 90% of the total unrealized losses. At June 30, 2014, the Company had gross unrealized losses on fixed maturity and equity securities of $10.6 million that were offset by $201.0 million in gross unrealized gains. At December 31, 2013, the Company had $33.9 million in gross unrealized losses on fixed maturity and equity securities, offset by $158.3 million in gross unrealized gains. At June 30 2014, 89% of the fixed maturity and equity securities portfolio had unrealized gains, an increase from 76% at December 31, 2013. The increase in unrealized gains at June 30, 2014 largely reflects an overall decrease in interest rates during the first half of 2014. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $0.4 million or 4% of total unrealized losses and 17% of the value of the securities in a gross loss position at June 30, 2014. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer increased from $7.6 million at December 31, 2013 to $10.2 million at June 30, 2014.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at June 30, 2014 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$305,302	$296,034	$9,268
Unrealized losses of 20% or less and greater than 10%	6,946	6,109	837
Subtotal	312,248	302,143	10,105
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	692	216
Total investment grade	908	692	216
Below investment grade:
Less than twelve months	195	118	77
Twelve months or greater	—	—	—
Total below investment grade	195	118	77
Unrealized losses greater than 20%	1,103	810	293
Subtotal	313,351	302,953	10,398

Securities owned with realized impairment:
Unrealized losses of 10% or less	16,507	16,286	221
Unrealized losses of 20% or less and greater than 10%	—	—	—
Unrealized losses greater than 20%	—	—	—
Subtotal	16,507	16,286	221
Total	$329,858	$319,239	$10,619

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
The three classes of investments with the largest amount of unrealized losses at June 30, 2014 were from the industrial sector, the consumer sector, and the energy sector. The Company continues to monitor these investments as described in Note 3 - Investments. Please refer to that note for further information.
The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at June 30, 2014.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$12,772	4%	$228	2%
AA	64,762	21%	2,233	23%
A	84,604	27%	2,434	25%
BBB	112,860	37%	3,307	34%
Total investment grade	274,998	89%	8,202	84%
BB	16,489	6%	1,348	14%
B and below	16,286	5%	221	2%
Total below investment grade	32,775	11%	1,569	16%
	$307,773	100%	$9,771	100%

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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at June 30, 2014 were 38% of the below investment grade total, compared to 40% at December 31, 2013.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 23 and 24 non-U.S. agency mortgage-backed securities that were determined to have such indications at June 30, 2014 and December 31, 2013, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at June 30, 2014 and December 31, 2013. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	June 30, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	1.0%	1.0%	30%	35%	14.0%	30.0%
2004	0.9%	7.0%	35%	55%	8.0%	20.0%
2005	4.9%	12.4%	35%	57%	6.0%	18.0%
2006	6.0%	6.4%	35%	85%	8.0%	16.0%
2007	11.3%	11.3%	47%	47%	8.0%	8.0%

	December 31, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.5%	35%	41%	16.0%	30.0%
2004	1.0%	6.9%	35%	51%	8.0%	20.0%
2005	3.9%	13.2%	40%	64%	6.0%	18.0%
2006	5.7%	7.5%	35%	85%	8.0%	16.0%
2007	11.4%	11.4%	52%	52%	8.0%	8.0%
The determination of any amount of impairment that is due to credit for loan-backed and similar asset-backed securities in an unrealized loss position is based upon the present value of projected future cash flows being less than the amortized cost of the security. This amount is recognized as a realized loss in the Company’s Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's total investments were in these types of investments at June 30, 2014 and December 31, 2013.
The Company has investments in non-U.S. agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings, and other factors.

The following tables divide these investment types among vintage and credit ratings at June 30, 2014.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$9,305	$8,926	$379
2004	8,405	8,050	355
Total investment grade	17,710	16,976	734
Below Investment Grade:
2004	32,386	30,714	1,672
2005	60,681	59,091	1,590
2006	4,946	3,717	1,229
2007	3,666	3,400	266
Total below investment grade	101,679	96,922	4,757
Other Structured Securities:
Investment grade	51,311	51,306	5
Below investment grade	15,644	16,476	(832)
Total other	66,955	67,782	(827)
Total structured securities	$186,344	$181,680	$4,664

[1]	This table accounts for all vintages owned by the Company.
The following tables divide these investment types among vintage and credit ratings at December 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$12,641	$12,178	$463
2004	8,939	8,808	131
Total investment grade	21,580	20,986	594
Below investment grade:
2004	36,094	34,718	1,376
2005	63,398	63,873	(475)
2006	5,884	4,906	978
2007	3,787	3,609	178
Total below investment grade	109,163	107,106	2,057
Other structured securities:
Investment grade	52,560	53,410	(850)
Below investment grade	15,323	16,509	(1,186)
Total other	67,883	69,919	(2,036)
Total structured securities	$198,626	$198,011	$615

[1]	This table accounts for all vintages owned by the Company.
Total net unrealized gains on investments in non-U.S. Agency structured securities totaled $4.7 million at June 30, 2014, compared to a net unrealized gain of $0.6 million at December 31, 2013. Total net unrealized gains on these securities as a percent of total amortized cost totaled 3% at June 30, 2014.

The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at June 30, 2014 had a fair value of $113.4 million with net unrealized gains of $6.3 million, which compares to the December 31, 2013 fair value of $118.1 million and net unrealized gains of $3.5 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the second quarters of 2014 or 2013.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at June 30, 2014. Approximately 67% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at June 30, 2014. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at June 30, 2014 was $258.6 million with a net unrealized gain of $11.5 million. This compares to a fair value of $233.2 million with a net unrealized gain of $4.8 million at December 31, 2013.
The Company did not have any material direct exposure to financial guarantors at June 30, 2014 or December 31, 2013. The Company's indirect exposure to financial guarantors totaled $28.4 million, which was 1% of the Company's investment assets at June 30, 2014. The unrealized gain on these investments totaled $3.1 million at June 30, 2014. The Company's indirect exposure to financial guarantors at December 31, 2013 totaled $28.0 million, which was 1% of the Company's total investments. Total net unrealized gains on these investments totaled $2.3 million at December 31, 2013.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 16% and 18% of total investments at June 30, 2014 and December 31, 2013, respectively. Real estate investments were 4% of total investments at both June 30, 2014 and December 31, 2013. Policy loans and short-term investments comprised 3% of total invested assets at both June 30, 2014 and December 31, 2013.
Investments in mortgage loans totaled $572.8 million at June 30, 2014 and $629.3 million at December 31, 2013. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $3.0 million at June 30, 2014 and $3.3 million at December 31, 2013. For additional information on the Company’s mortgage loan portfolio, please see Note 3 - Investments.
Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2013 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2013.
Net cash provided by operating activities was $15.9 million for the six months ended June 30, 2014. The primary sources of cash from operating activities in the first six months of 2014 were premium receipts and net investment income. The primary uses of cash from operating activities in the first six months of 2014 were for the payment of policyholder benefits and operating expenses. Net cash used by investing activities was $15.7 million, driven largely by purchases of investments totaling $214.4 million, partially offset by sales, maturities, calls, and principal paydowns of investments totaling $194.3 million and net sales of short-term investments of $5.1 million. Net cash provided by financing activities was $0.2 million, primarily due to net transfers from separate accounts of $3.8 million and the change in other deposits of $3.8 million. These were partially offset by $1.4 million of withdrawals, net of deposits, from interest sensitive policyholder account balances and the payment of stockholder dividends of $5.9 million.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At June 30, 2014 and December 31, 2013, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.
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

The following table shows the capital adequacy for the Company.

	June 30	December 31
	2014	2013
Total assets, excluding separate accounts	$4,186,586	$4,121,250
Total stockholders' equity	764,864	725,404
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both June 30, 2014 and December 31, 2013. Stockholders' equity increased $39.5 million from year-end 2013. The increase was largely due to other comprehensive income, resulting from an increase in net unrealized gains compared to 2013.
The stock repurchase program was extended by the Board of Directors through January 2015 to permit the purchase of up to one million of the Company's shares on the open market. During the first six months of 2014, the Company did not purchase any shares under the stock repurchase program. The Company made purchases of $0.4 million under this plan in the first six months of 2013.
During the six months ended June 30, 2014, the Company purchased 288 shares and sold 1,140 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of $0.1 million. The employee stock ownership plan held 23,675 shares of the Company's stock at June 30, 2014.
On July 28, 2014, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid August 13, 2014 to stockholders of record as of August 7, 2014. Total stockholder dividends paid were $5.9 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively.
In June 2014, the A.M. Best Company, an independent rating agency, reviewed the financial strength rating and outlook of Kansas City Life, Sunset Life, and Old American.  A. M. Best reaffirmed the “Stable” outlooks and financial strength ratings of A (Excellent) and A- (Excellent) for Kansas City Life and Sunset Life, respectively.  Old American was upgraded to a financial strength rating of A- (Excellent) from B++ (Good) and was also assigned a “Stable” outlook rating.
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

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/14 - 1/31/14	—	[1]	$—	—	—
	507	[2]	47.74

2/1/14 - 2/28/14	—	[1]	—	—	1,000,000
	—	[2]	—

3/1/14 - 3/31/14	—	[1]	—	—	1,000,000
	633	[2]	48.20

4/1/14 - 4/30/14	—	[1]	—	—	1,000,000
	—	[2]	—

5/1/14 - 5/31/14	—	[1]	—	—	1,000,000
	—	[2]	—

6/1/14 - 6/30/14	—	[1]	—	—	1,000,000
	—	[2]	—
Total	1,140			—

[1]	On January 27, 2014, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 26, 2015.

[2]	Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through June 2014.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: July 30, 2014, press release reporting financial results for the second quarter of 2014.
Kansas City Life Announces Second Quarter 2014 Results
Kansas City Life Insurance Company recorded net income of $8.5 million or $0.77 per share in the second quarter of 2014, a decrease of $2.4 million or $0.21 per share relative to the same quarter in the prior year. This change reflected a decrease in total investment revenues, including the impact of lower yields earned and a decline in net realized investment gains. In addition, policyholder benefits increased in the second quarter, primarily due to increased death benefits and group dental payments. Partially offsetting these items was a decrease in operating expenses, largely resulting from reduced agent and employee benefit expenses.

The Company recorded net income of $14.0 million or $1.27 per share for the first half of 2014, a decrease of $2.1 million or $0.18 per share compared to the prior year. The most significant factors contributing to the decrease were reduced investment revenues from lower yields earned and increased group dental benefit payments. These were partially offset by increased contract charges, lower death benefit payments, and reduced operating expenses.

On July 28, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 13, 2014 to stockholders of record on August 7, 2014.

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

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenues	$116,539	$120,898	$231,651	$244,622

Net income	$8,457	$10,851	$13,959	$16,039

Net income per share, basic and diluted	$0.77	$0.98	$1.27	$1.45

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	10,967,910	11,022,809	10,968,182	11,024,306

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 30, 2014