Form 10-Q
period 2014-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2014-10-29
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,889,139 shares

Class	Outstanding September 30, 2014

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	September 30 2014	December 31 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,751,916	$2,618,620
Equity securities available for sale, at fair value	24,726	23,116
Mortgage loans	570,486	629,256
Real estate	143,275	142,536
Policy loans	83,254	83,518
Short-term investments	19,807	40,712
Other investments	604	12,517
Total investments	3,594,068	3,550,275

Cash	8,406	8,197
Accrued investment income	37,033	33,795
Deferred acquisition costs	248,827	256,386
Reinsurance recoverables	192,119	191,055
Property and equipment	17,671	17,524
Other assets	65,837	64,018
Separate account assets	404,621	393,416
Total assets	$4,568,582	$4,514,666

LIABILITIES
Future policy benefits	$927,307	$910,228
Policyholder account balances	2,082,347	2,096,212
Policy and contract claims	35,698	36,783
Other policyholder funds	161,859	160,421
Other liabilities	199,086	192,202
Separate account liabilities	404,621	393,416
Total liabilities	3,810,918	3,789,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,003	40,989
Retained earnings	836,274	823,408
Accumulated other comprehensive income	37,205	14,170
Treasury stock, at cost (2014 - 7,607,541 shares; 2013 - 7,527,841 shares)	(179,939)	(176,284)
Total stockholders’ equity	757,664	725,404
Total liabilities and stockholders’ equity	$4,568,582	$4,514,666
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$42,480	$43,704	$125,601	$141,470
Contract charges	29,541	29,319	89,173	84,278
Total insurance revenues	72,021	73,023	214,774	225,748
Investment revenues:
Net investment income	40,608	41,961	122,650	127,249
Net realized investment gains, excluding other- than-temporary impairment losses	981	1,956	3,430	4,134
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(765)	(116)	(1,221)	(575)
Portion of impairment losses recognized in other comprehensive income (loss)	433	21	620	120
Net other-than-temporary impairment losses recognized in earnings	(332)	(95)	(601)	(455)
Total investment revenues	41,257	43,822	125,479	130,928
Other revenues	2,385	2,604	7,061	7,395
Total revenues	115,663	119,449	347,314	364,071

BENEFITS AND EXPENSES
Policyholder benefits	49,675	50,814	152,582	159,547
Interest credited to policyholder account balances	18,999	19,922	57,205	59,450
Amortization of deferred acquisition costs	9,797	9,247	31,154	29,016
Operating expenses	25,588	28,660	74,321	81,668
Total benefits and expenses	104,059	108,643	315,262	329,681

Income before income tax expense	11,604	10,806	32,052	34,390

Income tax expense	3,814	3,696	10,303	11,241

NET INCOME	$7,790	$7,110	$21,749	$23,149

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$(9,096)	$(7,155)	$29,177	$(51,030)
Change in future policy benefits	623	268	(5,939)	7,192
Change in policyholder account balances	41	28	(203)	350
Change in benefit plan obligations	—	—	—	5,010
Other comprehensive income (loss)	(8,432)	(6,859)	23,035	(38,478)

COMPREHENSIVE INCOME (LOSS)	$(642)	$251	$44,784	$(15,329)

Basic and diluted earnings per share:
Net income	$0.71	$0.65	$1.98	$2.10
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Nine Months Ended
September 30, 2014
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	40,989
Excess of proceeds over cost of treasury stock sold	14

End of period	41,003

RETAINED EARNINGS
Beginning of year	823,408
Net income	21,749
Stockholder dividends of $0.81 per share	(8,883)

End of period	836,274

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	14,170
Other comprehensive income	23,035

End of period	37,205

TREASURY STOCK, at cost
Beginning of year	(176,284)
Cost of 80,127 shares acquired	(3,661)
Cost of 427 shares sold	6

End of period	(179,939)

TOTAL STOCKHOLDERS’ EQUITY	$757,664
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2014	2013
	(Unaudited)
OPERATING ACTIVITIES
Net income	$21,749	$23,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,299	3,047
Depreciation	3,474	3,190
Acquisition costs capitalized	(26,539)	(27,933)
Amortization of deferred acquisition costs	31,154	29,016
Realized investment gains	(2,829)	(3,679)
Changes in assets and liabilities:
Reinsurance recoverables	(1,064)	(535)
Future policy benefits	7,944	26,894
Policyholder account balances	(14,493)	(21,092)
Income taxes payable and deferred	1,053	3,733
Other, net	(3,522)	1,707
Net cash provided	20,226	37,497

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(239,616)	(194,397)
Equity securities	(89)	(13,165)
Mortgage loans	(23,349)	(54,748)
Real estate	(5,182)	(21,525)
Policy loans	(8,181)	(8,352)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	151,877	218,717
Equity securities	15	1,459
Mortgage loans	80,268	80,619
Real estate	2,538	370
Policy loans	8,446	10,829
Other investments	5,000	159
Net sales of short-term investments	20,905	6,813
Acquisition of property and equipment	(1,388)	(733)
Reinsurance transaction	—	(34,279)
Net cash used	(8,756)	(8,233)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2014	2013
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$187,724	$177,203
Withdrawals from policyholder account balances	(194,432)	(198,168)
Net transfers from (to) separate accounts	5,157	(3,899)
Change in other deposits	2,814	7,811
Cash dividends to stockholders	(8,883)	(8,928)
Net change in treasury stock	(3,641)	(2,061)
Net cash used	(11,261)	(28,042)

Increase in cash	209	1,222
Cash at beginning of year	8,197	7,026
Cash at end of period	$8,406	$8,248

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,250	$7,872
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2013 Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2014. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2014 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts through reinsurance and servicing agreements from American Family Life Insurance Company (American Family) . Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involved an ongoing servicing arrangement with American Family whereby the Company will provide administrative services for these policies. This block is included as a component of the Individual Insurance segment. For additional information, please refer to the Company's 2013 Form 10-K.
Business Changes
On July 21, 2014, the Company filed a Form 8-K to announce the sale of certain assets of Sunset Financial Services, Inc. a wholly-owned subsidiary of the Company to Securities America Financial Corporation.  The Company included this information as a Subsequent Event Footnote in its Second Quarter 2014 Form 10-Q Report.  As a registered Broker Dealer, regulatory approval from FINRA is required to close the transaction, and such approval has not been granted.  The Company has concluded that the sale does not meet the definition of a discontinued operation under ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which the Company has adopted as described further in Note 2.  The Company anticipates the transaction to close in the fourth quarter and a gain from the sale is expected to be realized in other revenues at the time of closing.  While the exact amount of the gain is not determinable at this time, it is estimated to be up to $1.8 million net of taxes and related transaction expenses or $0.17 per share based on the number of shares outstanding as of September 30, 2014.  This is a decrease from previously estimated amounts based on additional information gained since the Company's previous disclosure in its Second Quarter 2014 Form 10-Q Report. No material impact is expected to be realized in the Company's Consolidated Balance Sheet.
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2013 Form 10-K. No significant updates or changes to these policies occurred during the nine months ended September 30, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

2. New Accounting Pronouncements
Accounting Pronouncements Adopted During 2014
In April 2014, the FASB issued guidance regarding reporting discontinued operations and expanded disclosures for disposals of components of an entity. The new guidance changes the definition of discontinued operations by limiting discontinued operations reporting to significant disposals that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The guidance requires an entity to present the assets and liabilities of a disposal that qualifies as a discontinued operation to be reported separately in the asset and liability sections of the statement of financial position. Additional disclosures are required for discontinued operations and new disclosures are required for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for public business entities for annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The Company adopted this guidance regarding the proposed transaction during the third quarter of 2014 with no material impact to the consolidated financial statements.
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
In August 2014, the FASB issued guidance that requires management to evaluate whether there are concerns or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. Disclosures are required when certain criteria are met. This guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

3. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at September 30, 2014.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$163,424	$8,379	$368	$171,435
Federal agencies [1]	19,765	2,458	—	22,223
Federal agency issued
residential mortgage-backed securities [1]	46,736	4,823	2	51,557
Subtotal	229,925	15,660	370	245,215
Corporate obligations:
Industrial	529,296	32,223	2,374	559,145
Energy	225,524	16,083	2,210	239,397
Communications and technology	227,580	16,362	513	243,429
Financial	275,575	19,010	842	293,743
Consumer	512,689	27,705	2,093	538,301
Public utilities	238,974	26,376	320	265,030
Subtotal	2,009,638	137,759	8,352	2,139,045
Corporate private-labeled residential mortgage-backed securities	95,565	5,008	144	100,429
Municipal securities	135,118	19,064	4	154,178
Other	92,918	6,246	2,818	96,346
Redeemable preferred stocks	17,481	170	948	16,703
Fixed maturity securities	2,580,645	183,907	12,636	2,751,916
Equity securities	23,666	1,837	777	24,726
Total	$2,604,311	$185,744	$13,413	$2,776,642

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides amortized cost and fair value of securities by asset class at December 31, 2013.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$134,198	$6,653	$1,831	$139,020
Federal agencies [1]	19,756	2,312	—	22,068
Federal agency issued
residential mortgage-backed securities [1]	56,738	5,392	2	62,128
Subtotal	210,692	14,357	1,833	223,216
Corporate obligations:
Industrial	515,395	27,051	7,667	534,779
Energy	211,115	15,462	3,832	222,745
Communications and technology	222,277	12,938	1,672	233,543
Financial	266,693	18,824	2,040	283,477
Consumer	473,627	25,936	5,807	493,756
Public utilities	228,551	24,780	954	252,377
Subtotal	1,917,658	124,991	21,972	2,020,677
Corporate private-labeled residential mortgage-backed securities	114,219	3,179	916	116,482
Municipal securities	138,136	9,488	5	147,619
Other	97,769	4,422	4,317	97,874
Redeemable preferred stocks	15,144	—	2,392	12,752
Fixed maturity securities	2,493,618	156,437	31,435	2,618,620
Equity securities	23,691	1,871	2,446	23,116
Total	$2,517,309	$158,308	$33,881	$2,641,736

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at September 30, 2014. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$130,310	$132,753
Due after one year through five years	744,106	813,075
Due after five years through ten years	1,043,438	1,081,193
Due after ten years	439,637	488,244
Securities with variable principal payments	205,673	219,948
Redeemable preferred stocks	17,481	16,703
Total	$2,580,645	$2,751,916

No material derivative financial instruments were held during the first nine months of 2014 or 2013.

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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at September 30, 2014.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$10,549	$55	$9,762	$313	$20,311	$368
Federal agency issued residential mortgage-backed securities [1]	67	2	287	—	354	2
Subtotal	10,616	57	10,049	313	20,665	370
Corporate obligations:
Industrial	26,336	99	49,956	2,275	76,292	2,374
Energy	25,432	867	37,074	1,343	62,506	2,210
Communications and technology	11,985	157	14,643	356	26,628	513
Financial	5,000	1	16,081	841	21,081	842
Consumer	43,604	491	39,686	1,602	83,290	2,093
Public utilities	6,473	13	6,689	307	13,162	320
Subtotal	118,830	1,628	164,129	6,724	282,959	8,352
Corporate private-labeled residential mortgage-backed securities	4,581	144	—	—	4,581	144
Municipal securities	3,030	4	—	—	3,030	4
Other	6,662	181	38,132	2,637	44,794	2,818
Redeemable preferred stocks	1,470	42	9,220	906	10,690	948
Fixed maturity securities	145,189	2,056	221,530	10,580	366,719	12,636
Equity securities	—	—	11,508	777	11,508	777
Total	$145,189	$2,056	$233,038	$11,357	$378,227	$13,413

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

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

The Company also considers as part of its monitoring and evaluation process the length of time the fair value of a security is below amortized cost. At September 30, 2014, the Company had 125 positions in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 57 security positions were below cost for less than one year; 58 security positions were below cost for one year or more and less than three years; and ten security positions were below cost for three years or more. At December 31, 2013, the Company had 195 positions in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 173 security positions were below cost for less than one year; twelve security positions were below cost for one year or more and less than three years; and ten security positions were below cost for three years or more. The securities having unrealized losses for three years or more include mortgage-backed securities, where discounted future cash flow calculations are the primary determinant of impairment; asset-backed securities, which continue to perform as expected but are not actively traded and market values are discounted significantly due to illiquidity; and variable-rate securities, where interest rates and spreads to indices are significant factors in market pricing.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at September 30, 2014 and December 31, 2013. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2014		December 31, 2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$5,292	$1	$—	$—
Due after one year through five years	16,116	580	29,812	268
Due after five years through ten years	264,400	7,325	417,859	20,118
Due after ten years	64,995	3,633	132,018	7,740
Total	350,803	11,539	579,689	28,126
Securities with variable principal payments	5,226	149	33,503	917
Redeemable preferred stocks	10,690	948	12,752	2,392
Total	$366,719	$12,636	$625,944	$31,435

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary loss was recognized in other comprehensive income (loss).

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Credit losses on securities held at beginning of the period in accumulated other comprehensive income	$16,634	$15,611	$16,375	$15,260
Additions for credit losses not previously recognized in other-than-temporary impairment	20	—	24	27
Additions for increases in the credit loss for which an other- than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	312	95	577	428
Reductions for securities sold during the period	—	—	—	—
Reductions for securities previously recognized in other comprehensive income (loss) because of intent to sell the security before recovery of its amortized cost basis	—	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(4)	(5)	(14)	(14)
Credit losses on securities held at the end of the period in accumulated other comprehensive income	$16,962	$15,701	$16,962	$15,701

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Gross gains resulting from:
Sales of investment securities	$61	$—	$672	$118
Investment securities called and other	179	2,276	1,841	4,791
Real estate	495	—	834	20
Total gross gains	735	2,276	3,347	4,929
Gross losses resulting from:
Sales of investment securities	(15)	—	(15)	—
Investment securities called and other	(46)	(164)	(357)	(524)
Sale of real estate and joint venture	(60)	—	(60)	(89)
Mortgage loans	(266)	(8)	(356)	(44)
Total gross losses	(387)	(172)	(788)	(657)
Change in allowance for potential future losses on mortgage loans	630	(85)	926	(47)
Amortization of DAC and VOBA	3	(63)	(55)	(91)
Net realized investment gains, excluding other-than- temporary impairment losses	981	1,956	3,430	4,134

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(765)	(116)	(1,221)	(575)
Portion of loss recognized in other comprehensive income (loss)	433	21	620	120
Net other-than-temporary impairment losses recognized in earnings	(332)	(95)	(601)	(455)
Net realized investment gains	$649	$1,861	$2,829	$3,679
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Proceeds	$9,492	$—	$22,135	$9,130
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.3 million at September 30, 2014 and $3.3 million at December 31, 2013. The Company had 16% of its total investments in commercial mortgage loans at September 30, 2014, down from 18% at December 31, 2013. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% at

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

September 30, 2014, compared to 47% at December 31, 2013. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.
The following table identifies the gross mortgage loan principal outstanding and the allowance for potential future losses at September 30, 2014 and December 31, 2013.

	September 30 2014	December 31 2013
Principal outstanding	$572,811	$632,507
Allowance for potential future losses	(2,325)	(3,251)
Carrying value	$570,486	$629,256
The following table summarizes the amount of mortgage loans held by the Company at September 30, 2014 and December 31, 2013, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	September 30 2014	% of Total	December 31 2013	% of Total
Prior to 2005	$31,473	5%	$41,324	6%
2005	25,035	4%	28,111	4%
2006	19,629	3%	24,744	4%
2007	20,471	4%	27,009	4%
2008	23,422	4%	28,051	4%
2009	22,808	4%	37,723	6%
2010	56,579	10%	61,236	10%
2011	94,203	16%	118,459	19%
2012	165,565	30%	184,749	29%
2013	78,744	14%	81,101	14%
2014	34,882	6%	—	—%
Total	$572,811	100%	$632,507	100%
The following table identifies mortgage loans by geographic location at September 30, 2014 and December 31, 2013.

	September 30 2014	% of Total	December 31 2013	% of Total
Pacific	$162,401	29%	$181,690	29%
West north central	81,991	14%	91,687	14%
West south central	93,435	16%	101,019	16%
Mountain	69,412	12%	78,116	12%
South Atlantic	63,610	11%	66,686	11%
Middle Atlantic	22,241	4%	31,495	5%
East north central	54,838	10%	57,395	9%
East south central	24,883	4%	24,419	4%
Total	$572,811	100%	$632,507	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at September 30, 2014 and December 31, 2013.

	September 30 2014	% of Total	December 31 2013	% of Total
California	$136,276	24%	$149,065	24%
Texas	89,186	16%	95,205	15%
Minnesota	58,470	10%	64,464	10%
Florida	28,821	5%	34,334	5%
All others	260,058	45%	289,439	46%
Total	$572,811	100%	$632,507	100%
The following table identifies mortgage loans by property type at September 30, 2014 and December 31, 2013. The Other category consists principally of apartments and retail properties.

	September 30 2014	% of Total	December 31 2013	% of Total
Industrial	$303,812	53%	$328,478	52%
Office	166,054	29%	184,529	29%
Medical	29,687	5%	39,531	6%
Other	73,258	13%	79,969	13%
Total	$572,811	100%	$632,507	100%
The table below identifies mortgage loans by maturity at September 30, 2014 and December 31, 2013.

	September 30 2014	% of Total	December 31 2013	% of Total
Due in one year or less	$30,036	5%	$22,464	4%
Due after one year through five years	139,024	24%	169,146	27%
Due after five years through ten years	189,693	33%	244,667	38%
Due after ten years	214,058	38%	196,230	31%
Total	$572,811	100%	$632,507	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced four loans with an outstanding balance of $7.8 million during the quarter ended September 30, 2014 and four loans with an outstanding balance of $5.5 million during the quarter ended September 30, 2013. The Company refinanced nine loans with outstanding balances of $14.4 million during the nine months ended September 30, 2014 and nine loans with outstanding balances of $13.3 million during the nine months ended September 30, 2013.
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
Other Invested Assets
Included in other invested assets is an institutional alternative strategies fund that is recorded at fair value. These assets are categorized as Level 2, as the valuation of these funds is based on net asset values provided by the issuer and represent amounts at which the Company could transact with the issuer. Certain redemption restrictions may apply on this fund, including advance written notice to withdraw funds.
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
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At September 30, 2014, approximately 97% of the carrying value of these investments was from external pricing services, 2% was from brokers, and 1% was derived from internal matrices and calculations. At December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,301	$159,134	$—	$171,435
Federal agencies [1]	—	22,223	—	22,223
Federal agency issued residential mortgage-backed securities [1]	—	51,557	—	51,557
Subtotal	12,301	232,914	—	245,215
Corporate obligations:
Industrial	—	559,145	—	559,145
Energy	—	239,397	—	239,397
Communications and technology	—	243,429	—	243,429
Financial	—	293,743	—	293,743
Consumer	—	538,301	—	538,301
Public utilities	—	265,030	—	265,030
Subtotal	—	2,139,045	—	2,139,045
Corporate private-labeled residential mortgage-backed securities	—	100,429	—	100,429
Municipal securities	—	154,178	—	154,178
Other	—	95,132	1,214	96,346
Redeemable preferred stocks	—	16,703	—	16,703
Fixed maturity securities	12,301	2,738,401	1,214	2,751,916
Equity securities	5,348	19,378	—	24,726
Total	$17,649	$2,757,779	$1,214	$2,776,642

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(2,538)	$(2,538)
Total	$—	$—	$(2,538)	$(2,538)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,458	$126,562	$—	$139,020
Federal agencies [1]	—	22,068	—	22,068
Federal agency issued residential mortgage-backed securities [1]	—	62,128	—	62,128
Subtotal	12,458	210,758	—	223,216
Corporate obligations:
Industrial	—	534,779	—	534,779
Energy	—	222,745	—	222,745
Communications and technology	—	233,543	—	233,543
Financial	—	283,477	—	283,477
Consumer	—	493,756	—	493,756
Public utilities	—	252,364	13	252,377
Subtotal	—	2,020,664	13	2,020,677
Corporate private-labeled residential mortgage-backed securities	—	116,482	—	116,482
Municipal securities	—	147,619	—	147,619
Other	—	96,454	1,420	97,874
Redeemable preferred stocks	—	12,752	—	12,752
Fixed maturity securities	12,458	2,604,729	1,433	2,618,620
Equity securities and other invested assets	4,812	29,574	—	34,386
Total	$17,270	$2,634,303	$1,433	$2,653,006

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,703)	$(4,703)
Total	$—	$—	$(4,703)	$(4,703)

[1]	Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the third quarter and nine months ended September 30, 2014 and year ended December 31, 2013 are summarized below:

	Quarter Ended September 30, 2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,277	$—	$1,277	$(3,564)
Included in earnings	—	—	—	965
Included in other comprehensive income (loss)	(63)	—	(63)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	138
Sales	—	—	—	—
Other dispositions	—	—	—	(77)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$1,214	$—	$1,214	$(2,538)

	Nine Months Ended September 30, 2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,433	$—	$1,433	$(4,703)
Included in earnings	56	—	56	1,840
Included in other comprehensive income (loss)	(173)	—	(173)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	382
Sales	—	—	—	—
Other dispositions	(102)	—	(102)	(57)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$1,214	$—	$1,214	$(2,538)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	(59)	641	582	(4,208)
Included in other comprehensive income (loss)	287	(627)	(340)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	737
Sales	—	—	—	—
Other dispositions	(839)	(1,269)	(2,108)	(152)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(44,205)	—	(44,205)	—
Ending balance	$1,433	$—	$1,433	$(4,703)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company had no transfers between Level 1 and Level 2 at September 30, 2014 or December 31, 2013.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $1.2 million at September 30, 2014. These assets are valued using comparable security valuations through the unobservable input of estimated discount spreads. Specifically, the Company reviews the values and discount spreads on similar securities for which such information is observable in the market. Estimates of increased discount spreads are then determined based upon the characteristics of the securities being evaluated.
The fair value of the GMWB embedded derivative is calculated using a discounted cash flow valuation model that projects future cash flows under multiple risk neutral stochastic equity scenarios. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience. The mortality assumption uses the 2000 US Annuity Basic Mortality Table. The present value of cash flows is determined using the discount rate curve, based upon London InterBank Offered Rate (LIBOR) plus a credit spread.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at September 30, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(2,538)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.63%-1.23%
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
The Company estimates that the impact of unobservable inputs at September 30, 2014 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability $0.2 million; a 10% increase in the benefit utilization would increase the liability $0.8 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.3 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present a summary of fair value estimates at September 30, 2014 and December 31, 2013 for financial instruments. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	September 30, 2014
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,751,916	$2,751,916
Equity securities	24,726	24,726
Mortgage loans	570,486	607,291
Policy loans	83,254	83,254
Cash and short-term financial assets	28,213	28,213
Separate account assets	404,621	404,621

Liabilities:
Individual and group annuities	$1,088,701	$1,068,869
Supplementary contracts and annuities
without life contingencies	54,876	53,594
Separate account liabilities	404,621	404,621
Other policyholder funds - GMWB	(2,538)	(2,538)

	December 31, 2013
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,618,620	$2,618,620
Equity securities and other invested assets	34,386	34,386
Mortgage loans	629,256	658,142
Policy loans	83,518	83,518
Cash and short-term financial assets	48,909	48,909
Separate account assets	393,416	393,416

Liabilities:
Individual and group annuities	$1,100,495	$1,078,618
Supplementary contracts and annuities
without life contingencies	51,624	50,097
Separate account liabilities	393,416	393,416
Other policyholder funds - GMWB	(4,703)	(4,703)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

5. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at September 30, 2014 and December 31, 2013.

	September 30 2014	December 31 2013
Receivables:
Agent receivables, net (allowance $1,977; 2013 - $2,245)	$1,841	$1,660
Investment-related financing receivables:
Mortgage loans, net (allowance $2,325; 2013 - $3,251)	570,486	629,256
Total financing receivables	$572,327	$630,916
The following table details the activity of the allowance for doubtful accounts on agent receivables at September 30, 2014 and December 31, 2013. Any recoveries are reflected as deductions.

	September 30 2014	December 31 2013
Beginning of year	$2,245	$2,261
Additions	275	69
Deductions	(543)	(85)
End of period	$1,977	$2,245
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at September 30, 2014 and December 31, 2013.

	September 30 2014	December 31 2013
Mortgage loans collectively evaluated for impairment	$539,781	$582,679
Mortgage loans individually evaluated for impairment	33,030	49,828
Allowance for potential future losses	(2,325)	(3,251)
Carrying value	$570,486	$629,256
The following table details the activity of the allowance for potential future losses on mortgage loans at September 30, 2014 and December 31, 2013. Any recoveries are reflected as deductions.

	September 30 2014	December 31 2013
Beginning of year	$3,251	$3,346
Provision	—	—
Deductions	(926)	(95)
End of period	$2,325	$3,251
Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $3.8 million at September 30, 2014 with an allowance for doubtful accounts totaling $2.0 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

million at December 31, 2013. The Company had no material troubled debt that was restructured or modified during any of the periods presented. The Company has two types of agent receivables including:

•
Agent specific loans. At September 30, 2014, these loans totaled $1.0 million with an allowance for doubtful accounts of $0.3 million. At December 31, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

•
Other agent receivables. Gross agent receivables in this category totaled $2.8 million, and the allowance for doubtful accounts was $1.7 million at September 30, 2014. Gross agent receivables totaled $2.8 million, and the allowance for doubtful accounts was $1.9 million at December 31, 2013.

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
The following table presents an aging schedule for delinquent payments for both principal and interest at September 30, 2014 and December 31, 2013, by property type.

		Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2014
Industrial	$—	$—	$—	$—	$—
Office	5,712	—	29	408	437
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$5,712	$—	$29	$408	$437

December 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	8,497	24	—	829	853
Medical	3,921	32	—	—	32
Other	—	—	—	—	—
Total	$12,418	$56	$—	$829	$885
As of September 30, 2014, there were two mortgage loans that were over 30 days or more past due. One of the loans was over 90 days past due and in the process of foreclosure and it is the Company's assessment that the fair value of this property is greater than the loan value. In July 2014, the book value of one loan was foreclosed and transferred to real estate with a loss of $0.3 million.
As of December 31, 2013, there were five mortgage loans that were 30 days or more past due, including two over 90 days past due.  The two loans that were over 90 days past due were in the process of foreclosure.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The Company had no troubled loans that were restructured or modified in 2014 or 2013.
Management's periodic evaluation and assessment of the adequacy of the allowance for potential future losses is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. The Company's allowance for credit losses was $2.3 million at September 30, 2014 and $3.3 million at December 31, 2013. For information regarding management's periodic evaluation and assessment of mortgage loans and the allowance for potential future losses, please refer to Note 6 - Financing Receivables in the Company's 2013 Form 10-K.
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
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at September 30, 2014 and December 31, 2013. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at September 30, 2014 and investments in six real estate joint ventures and 25 affordable housing real estate joint ventures at December 31, 2013.

	September 30 2014		December 31 2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,454	$21,454	$22,104	$22,104
Affordable housing real estate joint ventures	16,798	57,306	19,422	61,624
Total	$38,252	$78,760	$41,526	$83,728
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
At September 30, 2014, the Company had no unfunded commitments, compared to $0.2 million at December 31, 2013. The loan commitments are included in Note 15 - Commitments. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at September 30, 2014 and December 31, 2013 included $23.7 million and $22.5 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

7. Separate Accounts
Separate account assets and liabilities arise from the sale of variable universal life insurance and variable annuity products. The separate account represents funds segregated for the benefit of certain policyholders who bear the investment risk. The assets are legally segregated and are not subject to claims which may arise from any other business of the Company. The separate account assets and liabilities, which are equal, are recorded at fair value based upon NAV of the underlying investment holdings as derived from closing prices on a national exchange or as provided by the issuer. Policyholder account deposits and withdrawals, investment income, and realized investment gains and losses are excluded from the amounts reported in the Consolidated Statements of Comprehensive Income. Revenues to the Company from separate accounts consist principally of contract charges, which include maintenance charges, administrative fees, and mortality and expense charges.
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of the separate accounts with the GMWB rider is recorded at fair value of $131.7 million at September 30, 2014 (December 31, 2013 - $123.9 million). The guarantee liability was $(2.5) million at September 30, 2014 (December 31, 2013 - $(4.7) million). The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family. Please refer to the Reinsurance Transaction section of Note 1 - Nature of Operations and Significant Accounting Policies. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances totaling $317.8 million at September 30, 2014 were not recorded in the Company's financial statements. The coinsurance portion of the transaction represented approximately $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The fund value and future policy benefits approximated $26.3 million and $0.6 million at September 30, 2014, respectively. The Company recorded these general account obligations as a component of policyholder account balances.
8. Notes Payable
The Company had no notes payable at September 30, 2014 or December 31, 2013.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the third quarters and nine months of 2014 and 2013.
The Company had unsecured revolving lines of credit of $70.0 million and $60.0 million with two major commercial banks with no balances outstanding at September 30, 2014 and December 31, 2013, respectively. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

9. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(1)%	—%	(2)%	(1)%
Permanent differences	(1)%	(1)%	(1)%	(1)%
Effective income tax rate	33%	34%	32%	33%
The Company had no uncertain tax positions at September 30, 2014.
At September 30, 2014, the Company had a current tax asset of $2.0 million and an $80.4 million net deferred tax liability, compared to a $0.7 million current tax asset and a $68.0 million net deferred tax liability at December 31, 2013.
10. Pensions and Other Postemployment Benefits (OPEB)
The following table provides the components of net periodic benefit cost for the third quarters and nine months ended September 30, 2014 and 2013.

	Pension Benefits		OPEB
	Quarter Ended		Quarter Ended
	September 30		September 30
	2014	2013	2014	2013
Service cost	$—	$—	$153	$157
Interest cost	1,551	1,335	375	329
Expected return on plan assets	(2,582)	(2,307)	—	—
Amortization of:
Unrecognized actuarial net loss	430	598	22	—
Unrecognized prior service credit	—	—	(287)	(289)
Net periodic benefit cost (credit)	$(601)	$(374)	$263	$197

	Pension Benefits		OPEB
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Service cost	$—	$—	$459	$630
Interest cost	4,652	4,005	1,124	1,040
Expected return on plan assets	(7,743)	(6,921)	—	—
Amortization of:
Unrecognized actuarial net loss	1,289	1,794	65	103
Unrecognized prior service credit	—	—	(860)	(463)
Curtailment	—	—	—	(116)
Net periodic benefit cost (credit)	$(1,802)	$(1,122)	$788	$1,194

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
11. Share-Based Payment
The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units attributable to each participant. The increase in the share price is determined based on the change in the share price from the beginning to the end of the three-year interval. Dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability, or retirement. In addition, all payments are lump sum with no deferrals allowed. The Company does not make payments in shares, warrants, or options.
During the first quarters of 2014 and 2013, the plan made payments of $3.8 million and $2.4 million for the three-year intervals ended December 31, 2013 and 2012, respectively. No payments were made to plan participants during the second or third quarters of 2014 or 2013.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the third quarters of 2014 and 2013 were $0.6 million and $1.7 million, net of tax, respectively. The cost of share-based compensation accrued as an operating expense for the nine months ended September 30, 2014 and 2013 were $0.7 million and $2.2 million, net of tax, respectively.

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
The table below provides information about comprehensive income (loss) for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(18,222)	$(6,378)	$(11,844)
Equity securities	41	14	27
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	178	62	116
Other-than-temporary impairment losses recognized in earnings	(765)	(268)	(497)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	433	152	281
Net unrealized losses excluding impairment losses	(18,027)	(6,310)	(11,717)
Effect on DAC and VOBA	4,033	1,412	2,621
Future policy benefits	959	336	623
Policyholder account balances	63	22	41
Other comprehensive loss	$(12,972)	$(4,540)	(8,432)
Net income			7,790
Comprehensive income			$(642)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended September 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized losses arising during the year:
Fixed maturity securities	$(11,897)	$(4,165)	$(7,732)
Equity securities	(1,391)	(486)	(905)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,111	739	1,372
Other-than-temporary impairment losses recognized in earnings	(116)	(40)	(76)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	21	7	14
Net unrealized losses excluding impairment losses	(15,304)	(5,357)	(9,947)
Effect on DAC and VOBA	4,295	1,503	2,792
Future policy benefits	412	144	268
Policyholder account balances	43	15	28
Other comprehensive loss	$(10,554)	$(3,695)	(6,859)
Net income			7,110
Comprehensive income			$251

	Nine Months Ended September 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$47,352	$16,573	$30,779
Equity securities	1,635	572	1,063
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,683	589	1,094
Other-than-temporary impairment losses recognized in earnings	(1,221)	(427)	(794)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	620	217	403
Net unrealized gains excluding impairment losses	47,905	16,766	31,139
Effect on DAC and VOBA	(3,018)	(1,056)	(1,962)
Future policy benefits	(9,137)	(3,198)	(5,939)
Policyholder account balances	(312)	(109)	(203)
Other comprehensive income	$35,438	$12,403	$23,035
Net income			21,749
Comprehensive income			$44,784

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Nine Months Ended September 30, 2013
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized losses arising during the year:
Fixed maturity securities	(115,907)	(40,568)	(75,339)
Equity securities	(1,621)	(567)	(1,054)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	4,386	1,535	2,851
Other-than-temporary impairment losses recognized in earnings	(575)	(201)	(374)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	120	42	78
Net unrealized losses excluding impairment losses	(121,459)	(42,511)	(78,948)
Change in benefit plan obligations	7,708	2,698	5,010
Effect on DAC and VOBA [1]	42,951	15,033	27,918
Future policy benefits	11,064	3,872	7,192
Policyholder account balances	538	188	350
Other comprehensive loss	(59,198)	(20,720)	(38,478)
Net income			23,149
Comprehensive loss			(15,329)

[1]	The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.
The following table provides accumulated balances related to each component of accumulated other comprehensive income at September 30, 2014, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170
Other comprehensive income (loss) before reclassification	26,782	3,654	—	(1,926)	(5,939)	(203)	22,368
Amounts reclassified from accumulated other comprehensive income	1,094	(391)	—	(36)	—	—	667
Net current-period other comprehensive income (loss)	27,876	3,263	—	(1,962)	(5,939)	(203)	23,035
End of period	$106,372	$5,644	$(38,363)	$(19,498)	$(16,417)	$(533)	$37,205

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$178	$2,111	$1,683	$4,386
Income tax expense [2]	(62)	(739)	(589)	(1,535)
Net of taxes	116	1,372	1,094	2,851

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(332)	(95)	(601)	(455)
Income tax benefit [2]	116	33	210	159
Net of taxes	(216)	(62)	(391)	(296)

Reclassification adjustment related to DAC and VOBA [1]	3	(63)	(55)	(91)
Income tax benefit (expense) [2]	(1)	22	19	32
Net of taxes	2	(41)	(36)	(59)

Total pre-tax reclassifications	(151)	1,953	1,027	3,840
Total income tax expense	53	(684)	(360)	(1,344)
Total reclassification, net taxes	$(98)	$1,269	$667	$2,496

[1]	(Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.

[2]	(Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
13. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended September 30, 2014 and 2013 was 10,941,544 and 11,005,413, respectively. The average number of shares outstanding for the nine months ended September 30, 2014 and 2013 was 10,957,546 and 11,016,902, respectively. The number of shares outstanding at September 30, 2014 and December 31, 2013 was 10,889,139 and 10,968,839, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Third quarter:	2014	$38,205	$14,735	$19,182	$(101)	$72,021
	2013	41,825	13,231	18,067	(100)	73,023
Nine months:	2014	115,196	43,362	56,520	(304)	214,774
	2013	132,877	38,782	54,386	(297)	225,748

Net investment income:
Third quarter:	2014	$37,697	$132	$2,779	$—	$40,608
	2013	38,831	301	2,829	—	41,961
Nine months:	2014	113,753	392	8,505	—	122,650
	2013	118,001	550	8,698	—	127,249

Total benefits and expenses:
Third quarter:	2014	$69,309	$14,461	$20,390	$(101)	$104,059
	2013	75,774	13,233	19,736	(100)	108,643
Nine months:	2014	209,636	43,486	62,444	(304)	315,262
	2013	231,532	38,257	60,189	(297)	329,681

Net income:
Third quarter:	2014	$6,519	$296	$975	$—	$7,790
	2013	6,030	216	864	—	7,110
Nine months:	2014	19,672	273	1,804	—	21,749
	2013	20,424	766	1,959	—	23,149

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

15. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2014, the Company had purchase commitments to fund mortgage loans of $15.8 million.
Subsequent to September 30, 2014 the Company entered into commitments to fund additional mortgage loans of $11.7 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
While the Company makes every effort to appropriately accrue a liability for litigation and other legal proceedings, the outcome of such matters (including any amount of settlement, judgment or fine) is inherently difficult to predict. This difficulty arises from the need to gather all relevant facts (which may or may not be available) and to apply those facts to complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, the results of its operations, or its cash flows. However, an adverse development or an increase in associated legal fees could be material in a particular period depending, in part, on the Company's operating results in that period.

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
18. Subsequent Events
On October 27, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 12, 2014 to stockholders of record on November 6, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2014 and 2013 and the financial condition of the Company at September 30, 2014. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2013 Form 10-K.
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

Consolidated Results of Operations
Summary of Results
The Company earned net income of $7.8 million in the third quarter of 2014 compared to $7.1 million in the third quarter of 2013. Net income per share was $0.71 in the third quarter of 2014 versus $0.65 in the same period in the prior year. Net income for the first nine months of 2014 was $21.7 million compared to $23.1 million in the prior year. Net income per share for the nine months was $1.98 versus $2.10 one year earlier.
The following table presents variances between the results for the third quarters and nine months ended September 30, 2014 and 2013. Positive amounts reflect favorable impacts to net income.

	Quarter Ended	Nine Months Ended
	September 30	September 30
	2014 Versus 2013	2014 Versus 2013
Insurance and other revenues	$(1,221)	$(11,308)
Net investment income	(1,353)	(4,599)
Net realized investment gains	(1,212)	(850)
Policyholder benefits and interest credited to policyholder account balances	2,062	9,210
Amortization of deferred acquisition costs	(550)	(2,138)
Operating expenses	3,072	7,347
Income tax expense	(118)	938
Total variance	$680	$(1,400)
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

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the third quarters and nine months ended September 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$4,482	9%	$4,105	(4)%
Immediate annuities	7,282	(35)%	11,200	412%
Group life insurance	891	20%	742	19%
Group accident and health insurance	3,497	(3)%	3,596	24%
Total new premiums	16,152	(18)%	19,643	97%
Renewal premiums	40,324	5%	38,294	2%
Total premiums	56,476	(3)%	57,937	22%
Reinsurance ceded	(13,996)	(2)%	(14,233)	(1)%
Net premiums	$42,480	(3)%	$43,704	32%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$13,175	2%	$12,898	(1)%
Immediate annuities	21,765	(51)%	44,609	507%
Group life insurance	2,646	19%	2,227	20%
Group accident and health insurance	11,374	10%	10,360	20%
Total new premiums	48,960	(30)%	70,094	127%
Renewal premiums	118,716	4%	113,922	2%
Total premiums	167,676	(9)%	184,016	29%
Reinsurance ceded	(42,075)	(1)%	(42,546)	—%
Net premiums	$125,601	(11)%	$141,470	42%
Consolidated total premiums decreased $1.5 million in the third quarter of 2014 versus the prior year, as total new premiums decreased $3.5 million and total renewal premiums increased $2.0 million.  The decrease in new premiums resulted from a $3.9 million decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $5.5 million during the third quarter of 2014, down from $8.9 million in the third quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Excluding the conversions from fixed deferred annuities, total new premiums were essentially flat in the third quarter of 2014 compared to the prior year. The increase in renewal premiums was due to a $1.0 million or 10% increase in renewal group accident and health premiums, principally from the dental line, and a $0.9 million increase in renewal individual life insurance premiums, principally from the Old American segment.
Consolidated total premiums decreased $16.3 million in the first nine months of 2014 versus the prior year, as total new premiums decreased $21.1 million and total renewal premiums increased $4.8 million.  The decrease in new premiums was due to a $22.8 million decrease in new immediate annuity premiums. Conversions from fixed deferred annuities totaled $14.4 million during the first nine months of 2014, down from $33.0 million in the first nine months of 2013. As mentioned above, conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Excluding the conversions from fixed deferred annuities, total new premiums decreased $2.5 million or 7% in the first nine months of 2014 compared to the prior year. Partially offsetting the decline in immediate annuity premiums, new group accident and health insurance premiums increased $1.0 million or 10%. The increase in group accident and health premiums was primarily from the dental product line, which increased $1.1 million or 19% compared with the prior year. This increase is consistent with the expanded marketing efforts initiated in 2013. The increase in renewal premiums was due to a $2.4 million or 3% increase in renewal individual life insurance premiums, principally from the Old American segment. In addition, group accident and health renewal premiums increased $2.0 million or 7%, primarily in the dental line.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,356	(42)%	$4,086	37%
Variable universal life insurance	130	(4)%	135	(6)%
Fixed annuities	9,440	(13)%	10,849	(9)%
Variable annuities	9,383	56%	6,025	24%
Total new deposits	21,309	1%	21,095	6%
Renewal deposits	36,562	(8)%	39,623	14%
Total deposits	$57,871	(5)%	$60,718	11%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$8,041	(43)%	$14,113	54%
Variable universal life insurance	642	(49)%	1,261	212%
Fixed annuities	34,994	8%	32,482	(26)%
Variable annuities	27,640	77%	15,639	16%
Total new deposits	71,317	12%	63,495	(5)%
Renewal deposits	116,407	2%	113,708	8%
Total deposits	$187,724	6%	$177,203	3%
Total new deposits increased $0.2 million or 1% in the third quarter of 2014 compared with the third quarter of 2013. The increase in 2014 resulted from a $3.4 million increase in new variable annuity deposits. Mostly offsetting this was a $1.7 million decrease in new universal life deposits and a $1.4 million decrease in new fixed annuity deposits. Total renewal deposits decreased $3.1 million or 8% in the third quarter of 2014 versus the prior year, largely due to lower renewal fixed annuity deposits. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits increased $7.8 million or 12% in the first nine months of 2014 compared with the prior year. The increase in 2014 resulted from a $12.0 million increase in variable annuity deposits and a $2.5 million increase in fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $6.1 million and new variable universal life deposits decreased $0.6 million. Total renewal deposits increased $2.7 million or 2% in the first nine months of 2014 compared to the prior year. The reinsurance transaction on variable products increased renewal deposits $19.0 million in the first nine months of 2014 compared to $13.7 million in the prior year, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, renewal deposits decreased $2.6 million or 3%, reflecting a $1.5 million decline in fixed annuity renewal deposits and a $0.9 million decline in variable annuity renewal deposits.
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
Total contract charges increased $0.2 million or 1% in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily due to higher cost of insurance charges, resulting from the reinsurance transaction.
Total contract charges increased $4.9 million or 6% in the first nine months of 2014, compared to the same period in 2013. The reinsurance transaction contributed $12.7 million to contract charges in the first nine months of 2014, compared to $8.7 million in the first nine months of 2013, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, total contract charges on all blocks of business increased $0.9 million or 1% in the first nine months of 2014 compared to the first nine months of 2013. This increase was principally due to unlocking. An unlocking adjustment increased deferred revenue $1.8 million during the second quarter of 2014, compared to an unlocking adjustment that increased deferred revenue $1.1 million in the second quarter of 2013.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and entities that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 42% and 43% of total consolidated contract charges in the third quarters of 2014 and 2013, and 42% and 40% in the first nine months of 2014 and 2013, respectively. These results were impacted by the reinsurance transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 32% and 33% of total consolidated contract charges in the third quarters of 2014 and 2013, and 32% and 34% in the first nine months of 2014 and 2013, respectively. The declines in 2014 reflect the runoff of the closed blocks of business. Total contract charges on open, or ongoing, blocks of business increased 2% in the third quarter and 3% in the first nine months of 2014 compared to the same periods in 2013, reflecting the unlocking mentioned above.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased 2% in the third quarter and 1% in the first nine months of 2014 compared to the same periods one year earlier.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $1.3 million or 3% in the third quarter and $4.6 million or 3% in the first nine months of 2014 compared with the same periods in 2014. These declines primarily reflected lower overall yields earned and available on certain investments.
Fixed maturity securities provided a majority of the Company's investment income during the quarter and nine months ended September 30, 2014. Income on these investments was essentially flat in the third quarter of 2014 compared to one year earlier, as a decline in yields earned was mostly offset by an increase in average invested assets. Income on fixed maturity securities declined $1.8 million or 2% in the first nine months of 2014 compared to the same period in 2013, reflecting a decline in yields earned.
Investment income from commercial mortgage loans decreased $1.9 million or 19% in the third quarter and $3.5 million or 12% in the first nine months of 2014 compared to the prior year. The declines in 2014 were primarily due to lower yields earned and to a lower mortgage loan portfolio balance compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations.
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
The Company recorded a net realized investment gain of $0.6 million in the third quarter of 2014, compared with a net realized investment gain of $1.9 million in the third quarter of 2013. During the third quarter of 2014, the Company recorded $0.2 million in gains from investment securities called and other. Net realized investment gains for the first nine months totaled $2.8 million in 2014 compared to $3.7 million in 2013. Gains due to investment securities called and other were $1.8 million in 2014 and $4.8 million in 2013. Partially offsetting these gains, investment losses of $0.6 million and $0.5 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired in the first nine months of 2014 and 2013, respectively.
The Company's analysis of securities for the third quarter ended September 30, 2014 resulted in the determination that two fixed maturity securities and one equity security had other-than-temporary impairments and were written down by a combined $0.8 million, including $0.4 million that was determined to be non-credit and was recognized in other comprehensive income (loss). The total fair value of the affected securities after the write-downs was $14.2 million.
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
Policyholder benefits decreased $1.1 million or 2% in the third quarter and $7.0 million or 4% in the first nine months of 2014 compared to the same periods one year earlier. These changes were largely the result of a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, principally due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year, predominantly in the Old American segment. The impact of the reserve methodology change was partially offset by reduced amortization of DAC. In addition, death benefits, net of reinsurance, decreased $0.5 million in the third quarter and $2.0 million in the first nine months of 2014 compared to the same periods in the prior year. Partially offsetting the decreases in reserves and net death benefits was an increase in group benefit payments, largely from the group dental product.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. For the nine months ended September 30, 2014, the fair value of the liability increased $2.2 million compared to the fair value at December 31, 2013. This fluctuation can be primarily attributed to decreases in risk-free swap rates.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.9 million or 5% in the third quarter and $2.2 million or 4% in the first nine months of 2014 compared with the same period one year earlier. These declines were due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances compared to one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs increased $0.6 million or 6% in the third quarter and $2.1 million or 7% in the first nine months of 2014 compared to the same periods in the prior year. The increase in the third quarter resulted primarily from higher terminations and mortality. The increase in the nine months reflected an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and nine months of 2014, as compared to an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and nine months of 2013. In addition, DAC amortization also increased due to the reinsurance transaction on variable products, which contributed $1.4 million to DAC amortization in the third quarter and $3.4 million in the first nine months of 2014, compared to $1.3 million in the third quarter and $2.7 million in the first nine months of 2013. Included in DAC amortization for the reinsurance transaction was a $0.4 million reduction from an unlocking adjustment in the second quarter of 2014. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $0.5 million or 6% in the third quarter and $1.4 million in the nine months compared with the prior year. Another factor was the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above. These refinements resulted in a $2.1 million decrease in amortization of DAC for traditional life products in the first nine months of 2014, primarily in the Old American segment.

Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the successful acquisition of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $3.1 million or 11% in the third quarter and $7.3 million or 9% in the first nine months of 2014 compared to the same periods one year earlier. The decreases in both periods were primarily attributable to salary and employee benefit costs. The decline in salary and employee benefits was largely due to reduced retirement plan expense, the decline in market value of deferred compensation plans, and the reduction in the accrual for incentive compensation plans.
The amortization of VOBA will generally decline over time, as policies run off. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA increased $0.1 million in the third quarter of 2014 and decreased $2.5 million or 58% in the first nine months of 2014 compared to the same periods one year earlier. The decrease in the nine months was principally due to an unlocking adjustment, which decreased VOBA amortization $1.5 million in both the second quarter and first nine months of 2014. This compares to an unlocking adjustment that increased VOBA amortization $0.9 million in the same periods one year earlier.
Income Taxes
The third quarter income tax expense was $3.8 million or 33% of income before tax for 2014, versus $3.7 million or 34% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2014 was $10.3 million or 32% of income before tax, versus $11.2 million or 33% of income before tax for the prior year.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the third quarters of 2014 and 2013, primarily due to permanent differences, including the dividends-received deduction, and investments in affordable housing tax credits. Permanent differences resulted in a benefit of approximately 1% of income before tax in the third quarters of 2014 and 2013. Investments in affordable housing resulted in a benefit of approximately 1% of income before tax in the third quarter of 2014, versus no benefit in the third quarter of 2013.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the nine months ended September 30, 2014 and 2013. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 1% of income before tax for the nine months ended September 30, 2014 and 2013. Investments in affordable housing resulted in a benefit of approximately 2% of income before tax for the nine months ended September 30, 2014, versus a benefit of approximately 1% of income before tax for the nine months ended September 30, 2013.

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
Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$8,664	$12,506	$26,023	$48,599
Contract charges	29,541	29,319	89,173	84,278
Total insurance revenues	38,205	41,825	115,196	132,877
Investment revenues:
Net investment income	37,697	38,831	113,753	118,001
Net realized investment gains, excluding other-than-temporary impairment losses	935	1,729	3,077	3,891
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(765)	(116)	(1,221)	(574)
Portion of impairment losses recognized in other comprehensive income (loss)	433	25	621	145
Net other-than-temporary impairment losses recognized in earnings	(332)	(91)	(600)	(429)
Total investment revenues	38,300	40,469	116,230	121,463
Other revenues	2,334	2,570	6,891	7,289
Total revenues	78,839	84,864	238,317	261,629

Policyholder benefits	28,669	31,934	88,996	104,081
Interest credited to policyholder account balances	18,999	19,922	57,205	59,450
Amortization of deferred acquisition costs	5,592	5,331	18,558	15,902
Operating expenses	16,049	18,587	44,877	52,099
Total benefits and expenses	69,309	75,774	209,636	231,532

Income before income tax expense	9,530	9,090	28,681	30,097

Income tax expense	3,011	3,060	9,009	9,673

Net income	$6,519	$6,030	$19,672	$20,424
The net income for this segment in the third quarter of 2014 was $6.5 million compared to $6.0 million in the third quarter of 2013. Factors contributing to this improvement were decreases in policyholder benefits, interest credited to policyholder account balances, and operating expenses. Partially offsetting these were decreases in net premiums and net investment income, along with lower net realized investment gains.
Net income for this segment was $19.7 million for the first nine months of 2014 compared to $20.4 million in the same period in 2013. The results for the current year reflected increased contract charges and decreased policyholder benefits, interest credited to policyholder account balances, and operating expenses. These were mostly offset by lower net premiums, net investment income, and net realized gains, along with an increase in amortization of deferred acquisition costs.
Total insurance revenues decreased $3.6 million in the third quarter of 2014, reflecting a $3.8 million or 31% decrease in net premiums that was partially offset by a $0.2 million increase in contract charges. Total insurance revenues decreased $17.7 million in the first nine months of 2014, as net premiums decreased $22.6 million or 46% and contract charges increased $4.9 million or 6%.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the third quarters and nine months ended September 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$1,242	(2)%	$1,261	13%
Immediate annuities	7,282	(35)%	11,200	412%
Total new premiums	8,524	(32)%	12,461	277%
Renewal premiums	10,764	1%	10,611	2%
Total premiums	19,288	(16)%	23,072	68%
Reinsurance ceded	(10,624)	1%	(10,566)	—%
Net premiums	$8,664	(31)%	$12,506	297%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New premiums:
Individual life insurance	$3,710	3%	$3,616	5%
Immediate annuities	21,765	(51)%	44,609	507%
Total new premiums	25,475	(47)%	48,225	347%
Renewal premiums	31,963	1%	31,524	—%
Total premiums	57,438	(28)%	79,749	88%
Reinsurance ceded	(31,415)	1%	(31,150)	—%
Net premiums	$26,023	(46)%	$48,599	341%
Total new premiums for this segment decreased $3.9 million or 32% and total renewal premiums increased $0.2 million or 1% in the third quarter of 2014 compared to the same period one year earlier. The decrease in new premiums resulted from a $3.9 million or 35% decline in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $5.5 million during the third quarter of 2014, down from $8.9 million in the third quarter of 2013. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications.
Total new premiums for this segment decreased $22.8 million or 47% and total renewal premiums increased $0.4 million or 1% in the first nine months of 2014 compared to the same period one year earlier. The decrease in new premiums was due to a $22.8 million or 51% decline in new immediate annuity premiums. Conversions from fixed deferred annuities totaled $14.4 million during the first nine months of 2014, down from $33.0 million in the first nine months of 2013. As mentioned above, conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications.

The following table provides detail by new and renewal deposits for the third quarters and nine months ended September 30, 2014 and 2013. New deposits are also detailed by product.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$2,356	(42)%	$4,086	37%
Variable universal life insurance	130	(4)%	135	(6)%
Fixed annuities	9,440	(13)%	10,849	(9)%
Variable annuities	9,383	56%	6,025	24%
Total new deposits	21,309	1%	21,095	6%
Renewal deposits	36,562	(8)%	39,623	14%
Total deposits	$57,871	(5)%	$60,718	11%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New deposits:
Universal life insurance	$8,041	(43)%	$14,113	54%
Variable universal life insurance	642	(49)%	1,261	212%
Fixed annuities	34,994	8%	32,482	(26)%
Variable annuities	27,640	77%	15,639	16%
Total new deposits	71,317	12%	63,495	(5)%
Renewal deposits	116,407	2%	113,708	8%
Total deposits	$187,724	6%	$177,203	3%
Total new deposits increased $0.2 million or 1% in the third quarter of 2014 compared to last year due to a $3.4 million increase in new variable annuity deposits. Mostly offsetting this, new universal life deposits declined $1.7 million and new fixed annuity deposits declined $1.4 million. Total renewal deposits decreased $3.1 million or 8% in the third quarter of 2014, primarily due to lower renewal fixed annuity deposits. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits increased $7.8 million or 12% in the first nine months of 2014 compared to last year, due to a $12.0 million increase in new variable annuity deposits and a $2.5 million increase in new fixed annuity deposits. Partially offsetting these increases, new universal life deposits declined $6.1 million and new variable universal life deposits decreased $0.6 million. Total renewal deposits increased $2.7 million or 2% in the first nine months of 2014 compared to the prior year. The reinsurance transaction on variable products increased renewal deposits $19.0 million in the first nine months of 2014 compared to $13.7 million in the prior year, as the reinsurance transaction occurred in April of 2013. Excluding this transaction, renewal deposits decreased $2.6 million or 3%, as fixed annuity renewal deposits and variable annuity renewal deposits declined $1.5 million and $0.9 million, respectively.
Total contract charges on all blocks of business increased $0.2 million or 1% in the third quarter and $4.9 million or 6% in the first nine months of 2014 compared to the same periods one year earlier. The increase in the third quarter of 2014 was primarily due to higher cost of insurance charges resulting from the reinsurance transaction. The increase in the first nine months of 2014 was largely due to the reinsurance transaction and unlocking. An unlocking adjustment increased deferred revenue $1.8 million during the second quarter of 2014. In comparison, an unlocking adjustment increased deferred revenue $1.1 million in the second quarter of 2013. In addition, the reinsurance transaction contributed $12.7 million to contract charges in the first nine months of 2014, compared to $8.7 million in the first nine months of 2013, as the reinsurance transaction occurred in April of 2013.
Total contract charges on closed blocks decreased 1% in the third quarter and increased 10% in the first nine months of 2014. These results were impacted by the reinsurance transaction with American Family, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks decreased 3% in the third quarter and 2% in the first nine months of 2014 compared with the same periods one year earlier. These declines reflect the runoff of the closed blocks of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, increased 2% in the the third quarter and 3% in the first nine months of 2014, reflecting the unlocking mentioned above.

Net investment income decreased $1.1 million or 3% in the third quarter and $4.2 million or 4% in the first nine months of 2014 compared to the same periods in the prior year. These declines primarily reflected lower overall yields earned and available on certain investments.
Policyholder benefits decreased $3.3 million or 10% in the third quarter and $15.1 million or 14% in the first nine months of 2014 compared to the prior year. The declines in both periods reflected a decrease in benefit and contract reserves and lower net death benefit payments. Several factors contributed to the decrease in benefit and contract reserves. The largest factor was a decrease in immediate annuity premiums, principally due to a lower volume of conversions of fixed deferred annuities during the current year. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a corresponding decrease to reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in an increase in benefit and contract reserves. In addition, the Company refined its reserve calculation methodology for new traditional life insurance issues beginning in 2013. These refinements resulted in an increase in reserves for traditional life products in 2014 compared with the prior year. The impact of the reserve methodology change was partially offset by reduced amortization of DAC.
Interest credited to policyholder account balances decreased $0.9 million or 5% in the third quarter and $2.2 million or 4% in the first nine months of 2014 compared to one year earlier. These declines were due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in total policyholder account balances.
The amortization of DAC increased $0.3 million or 5% in the third quarter and $2.7 million or 17% in the first nine months of 2014 compared to the same periods in the prior year.  The increase in the third quarter was primarily due to increased mortality on universal life products. The increase in the first nine months was largely due to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and nine months of 2014, compared to an unlocking adjustment that increased DAC amortization $0.2 million in the second quarter and nine months of 2013. In addition, DAC amortization increased due to the reinsurance transaction on variable products, which contributed $1.4 million to DAC amortization in the third quarter and $3.4 million in the first nine months of 2014, compared to $1.3 million in the third quarter and $2.7 million in the first nine months of 2013. Included in DAC amortization for the reinsurance transaction was a $0.4 million reduction from an unlocking adjustment in the second quarter of 2014. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $0.2 million or 5% in the third quarter and $1.9 million or 15% in the first nine months of 2014 compared with the prior year.  Another factor was the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above which resulted in an offsetting decline of $0.9 million in amortization of DAC for traditional life products in the first nine months of 2014.
Operating expenses decreased $2.5 million or 14% in the third quarter and $7.2 million or 14% in the first nine months of 2014 compared with one year earlier. The decreases in both periods were primarily due to decreases in salary and employee benefit costs.
VOBA amortization increased $0.2 million in the third quarter and decreased $2.4 million the first nine months of 2014 compared to the same periods one year earlier. The decrease in the nine months primarily due to an unlocking adjustment which decreased VOBA amortization $1.5 million in both the second quarter and first nine months of 2014. This compares to an unlocking adjustment that increased VOBA amortization $0.9 million in the same periods one year earlier.

Group Insurance
The following table presents financial data of the Group Insurance business segment for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$14,735	$13,231	$43,362	$38,782
Total insurance revenues	14,735	13,231	43,362	38,782
Investment revenues:
Net investment income	132	301	392	550
Other revenues	50	34	152	104
Total revenues	14,917	13,566	43,906	39,436

Policyholder benefits	8,303	7,343	25,302	20,909
Operating expenses	6,158	5,890	18,184	17,348
Total benefits and expenses	14,461	13,233	43,486	38,257

Income before income tax expense	456	333	420	1,179

Income tax expense	160	117	147	413

Net income	$296	$216	$273	$766
Sales from internal sales representatives through independent general agents and agents accounted for approximately 68% of this segment's total premiums during both the third quarter and first nine months of 2014, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
The Patient Protection and Affordable Care Act (ACA) directly impacts this segment’s dental and vision products. The Company has reviewed the complex and far-reaching requirements of this legislation and is undertaking changes to this segment's dental and vision products to be able to fully meet the requirements in time for 2015 enrollments.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the third quarters and nine months ended September 30, 2014 and 2013. New premiums are also detailed by product.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New premiums:
Group life insurance	$891	20%	$742	19%
Group dental insurance	1,882	(11)%	2,108	67%
Group disability insurance	1,606	10%	1,461	(9)%
Other group insurance	9	(67)%	27	(4)%
Total new premiums	4,388	1%	4,338	23%
Renewal premiums	13,337	10%	12,134	—%
Total premiums	17,725	8%	16,472	5%
Reinsurance ceded	(2,990)	(8)%	(3,241)	(3)%
Net premiums	$14,735	11%	$13,231	7%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New premiums:
Group life insurance	$2,646	19%	$2,227	20%
Group dental insurance	6,715	19%	5,649	75%
Group disability insurance	4,619	—%	4,639	(12)%
Other group insurance	40	(44)%	72	(39)%
Total new premiums	14,020	11%	12,587	20%
Renewal premiums	38,794	7%	36,229	1%
Total premiums	52,814	8%	48,816	5%
Reinsurance ceded	(9,452)	(6)%	(10,034)	2%
Net premiums	$43,362	12%	$38,782	6%
New group direct premiums remained relatively flat in the third quarter of 2014 compared with the same period in 2013. New sales in the third quarter were led by the group life premiums and long-term disability, which increased $0.1 million or 20% and $0.1 million or 17%, respectively, versus the third quarter of 2013. These were offset by a $0.2 million or 11% decline in new dental premiums. New group direct premiums increased $1.4 million or 11% for the first nine months of 2014, compared to the same period one year earlier. This increase was principally from the dental product, which increased $1.1 million or 19% versus the prior year. The long-term disability product and the group life product also had increases but were mostly offset by a decline in short-term disability premiums in the first nine months of 2014.
Renewal premiums increased $1.2 million or 10% in the third quarter of 2014 versus the same quarter of 2013, reflecting a $1.1 million or 19% increase in group dental premiums. The increase in dental premiums was the result of improved retention on existing business. Renewal premiums for the first nine months of 2014 increased $2.6 million or 7% versus the same period one year earlier. Group dental renewals increased $2.2 million or 13% and group life renewal premiums increased $0.5 million or 8% during this period.
This segment uses targeted reinsurance in several of its product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. While most of the Company’s group products are reinsured, the group dental product is not reinsured. Reinsurance ceded premiums decreased $0.3 million for the third quarter and $0.6 million for the first nine months of 2014 compared with the same respective periods in 2013.
Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Total benefits, net of reinsurance, for this segment increased $1.0 million or 13% in the third quarter of 2014 compared with the same period in 2013. This resulted from a $0.8 million or 15% increase in the group dental line, largely reflecting the expanded volume of business. Total benefits, net of reinsurance, increased $4.4 million or 21% for the first nine months of 2014 compared with the prior year. The increase was primarily from the group dental and group life products, which increased $2.8 million or 19% and $0.8 million or 19%, respectively.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total group insurance revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. Generally, within each product line, a lower ratio reflects improved results. This ratio was 56% for the third quarters of 2014 and 2013. This ratio was 58% for the first nine months of 2014, an increase from 54% for the same period one year earlier. The increases in this ratio in the nine months were most notable in the group dental, group life and long-term disability lines. The increases largely reflect increased benefit payments in these product lines in the first nine months of 2014.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's internal operations. Operating expenses for this segment increased $0.3 million or 5% in the third quarter of 2014 and $0.8 million or 5% for the nine months of 2014 compared with the same periods in the prior year. These results primarily reflect increased commissions on new sales.

Old American
The following table presents financial data of the Old American business segment for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Insurance revenues:
Net premiums	$19,182	$18,067	$56,520	$54,386
Total insurance revenues	19,182	18,067	56,520	54,386
Investment revenues:
Net investment income	2,779	2,829	8,505	8,698
Net realized investment gains, excluding other-than-temporary impairment losses	46	227	353	243
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	—	—	(1)
Portion of impairment losses recognized in other comprehensive income (loss)	—	(4)	(1)	(25)
Net other-than-temporary impairment losses recognized in earnings	—	(4)	(1)	(26)
Total investment revenues	2,825	3,052	8,857	8,915
Other revenues	1	—	18	2
Total revenues	22,008	21,119	65,395	63,303

Policyholder benefits	12,703	11,537	38,284	34,557
Amortization of deferred acquisition costs	4,205	3,916	12,596	13,114
Operating expenses	3,482	4,283	11,564	12,518
Total benefits and expenses	20,390	19,736	62,444	60,189

Income before income tax expense	1,618	1,383	2,951	3,114

Income tax expense	643	519	1,147	1,155

Net income	$975	$864	$1,804	$1,959
Net income for the Old American segment was $1.0 million in the third quarter of 2014, up slightly from the same period one year earlier. Total insurance revenues increased $1.1 million compared with the prior year but were offset by a $1.2 million increase in policyholder benefits. Total investment income decreased slightly and amortization of deferred acquisition costs increased $0.3 million, while operating expenses decreased $0.8 million.
Net income for this segment for the first nine months of 2014 was $1.8 million, which was a decrease of $0.1 million compared with the prior year. Policyholder benefits increased $3.7 million for the first nine months. Partially offsetting this increase, life insurance premiums increased $2.1 million, the amortization of deferred acquisition costs decreased $0.5 million, and operating expenses decreased $1.0 million.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the third quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30
	2014	% Change	2013	% Change
New individual life premiums	$3,240	14%	$2,844	(10)%
Renewal premiums	16,324	4%	15,649	4%
Total premiums	19,564	6%	18,493	2%
Reinsurance ceded	(382)	(10)%	(426)	(13)%
Net premiums	$19,182	6%	$18,067	2%

	Nine Months Ended September 30
	2014	% Change	2013	% Change
New individual life premiums	$9,465	2%	$9,282	(3)%
Renewal premiums	48,263	4%	46,466	4%
Total premiums	57,728	4%	55,748	3%
Reinsurance ceded	(1,208)	(11)%	(1,362)	(11)%
Net premiums	$56,520	4%	$54,386	3%
Total new premiums and renewal premiums increased $0.4 million or 14% and $0.7 million or 4%, respectively, in the third quarter of 2014 compared to the same period one year earlier. Total new premiums increased $0.2 million or 2% in the first nine months of 2014, while total renewal premiums increased $1.8 million or 4%. New sales growth has increased in 2014 due to improved agent productivity and transition of management in certain territories. The Company continues to experience increases in renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
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
Net investment income remained flat in the third quarter and decreased $0.2 million for the first nine months of 2014 versus the same periods in the prior year. Average invested assets increased versus the same periods in the prior year. The increase in average invested assets was primarily in fixed maturity securities, while commercial mortgage loan balances decreased. Offsetting this increase were lower overall yields earned and available on certain investments. In addition, net realized investment gains decreased slightly in the third quarter and increased $0.1 million for the first nine months of 2014 versus the same periods in 2013.
Policyholder benefits increased $1.2 million in the third quarter of 2014 versus one year earlier. This increase was largely due to an increase in reserves of $0.5 million, coupled with a $0.6 million increase in death benefits, net of reinsurance. The increase in reserves was the result of several factors, including a larger in-force block of business, the low interest rate environment, and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued, beginning in 2013. The increase in reserves due to updated assumptions and a change in method was $0.5 million in the third quarter of 2014, relative to the prior year. This method change also impacted the amortization of DAC in both periods by similar amounts. The net impact on the amortization of DAC was minimal for the same comparative periods. The resulting net impact of these changes was a reduction to income before tax of $0.5 million in the third quarter of 2014.
Policyholder benefits increased $3.7 million in the first nine months of 2014 versus one year earlier. This increase was primarily due to an increase in reserves of $4.2 million. Partially offsetting the increase in reserves was a $0.4 million decrease in death benefits, net of reinsurance. The increase in reserves was the result of several factors, including favorable mortality, a larger in-force block of business, the low interest rate environment and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued beginning in 2013. The impact of the reserve methodology change was partially offset by reduced amortization of DAC. The increase in reserves due to updated assumptions and a change in method was $3.0 million in the first nine months of 2014 relative to the prior year. The impact of this change in amortization of DAC was a reduction of $1.1 million for the same comparative periods. The resulting net impact of these changes was a reduction to income before tax of $1.9 million in the first nine months of 2014.
The amortization of DAC increased $0.3 million or 7% in the third quarter of 2014 compared to the same period in the prior year. However, the amortization of DAC decreased $0.5 million for the nine months ended September 30, 2014 as compared to the same period in 2013. This decrease was primarily the result of the change in reserve methodology, as described above.
Operating expenses declined $0.8 million in the third quarter and $1.0 million or 8% in the first nine months of 2014 compared with the same periods one year earlier. The decreases in both periods primarily reflected reduced agent meeting expenses and reduced reimbursements for management fees to the parent company versus the prior year.

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
The fair value of fixed maturity and equity securities with unrealized losses was $378.2 million at September 30, 2014, compared with $635.8 million at December 31, 2013. The decline primarily reflected the decrease in interest rates during the first nine months of 2014. At September 30, 2014, 93% of security investments with an unrealized loss were investment grade and accounted for 84% of the total unrealized losses. At December 31, 2013, 91% of securities with an unrealized loss were investment grade and accounted for 90% of the total unrealized losses. At September 30, 2014, the Company had gross unrealized losses on fixed maturity and equity securities of $13.4 million that were offset by $185.7 million in gross unrealized gains. At December 31, 2013, the Company had $33.9 million in gross unrealized losses on fixed maturity and equity securities, offset by $158.3 million in gross unrealized gains. At September 30 2014, 86% of the fixed maturity and equity securities portfolio had unrealized gains, an increase from 76% at December 31, 2013. The increase in unrealized gains at September 30, 2014 largely reflects an overall decrease in interest rates during the first nine months of 2014. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $2.1 million or 15% of total unrealized losses and 38% of the value of the securities in a gross unrealized loss position at September 30, 2014. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer increased from $7.6 million at December 31, 2013 to $11.4 million at September 30, 2014.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at September 30, 2014 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$369,115	$358,510	$10,605
Unrealized losses of 20% or less and greater than 10%	12,335	10,853	1,482
Subtotal	381,450	369,363	12,087
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	2,998	2,288	710
Twelve months or greater	908	690	218
Total investment grade	3,906	2,978	928
Below investment grade:
Less than twelve months	173	92	81
Twelve months or greater	—	—	—
Total below investment grade	173	92	81
Unrealized losses greater than 20%	4,079	3,070	1,009
Subtotal	385,529	372,433	13,096

Securities owned with realized impairment:
Unrealized losses of 10% or less	6,111	5,794	317
Unrealized losses of 20% or less and greater than 10%	—	—	—
Unrealized losses greater than 20%	—	—	—
Subtotal	6,111	5,794	317
Total	$391,640	$378,227	$13,413

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2013 and should be considered in conjunction with information in Note 3 - Investments.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$578,006	$553,790	$24,216
Unrealized losses of 20% or less and greater than 10%	40,186	34,087	6,099
Subtotal	618,192	587,877	30,315
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	9,047	6,993	2,054
Twelve months or greater	908	680	228
Total investment grade	9,955	7,673	2,282
Below investment grade:
Less than twelve months	173	131	42
Twelve months or greater	—	—	—
Total below investment grade	173	131	42
Unrealized losses greater than 20%	10,128	7,804	2,324
Subtotal	628,320	595,681	32,639

Securities owned with realized impairment:
Unrealized losses of 10% or less	41,367	40,125	1,242
Unrealized losses of 20% or less and greater than 10%	—	—	—
Unrealized losses greater than 20%	—	—	—
Subtotal	41,367	40,125	1,242
Total	$669,687	$635,806	$33,881
The three classes of investments with the largest amount of unrealized losses at September 30, 2014 were from the industrial sector, the energy sector, and other securities sector. The other securities sector is largely composed of asset-backed securities. The fair value of these three sectors contains several of the more price-challenged and illiquid investments. The Company performs present value calculations of future cash flow projections for many of these investments to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as described in Note 3 - Investments. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at September 30, 2014.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$14,742	4%	$258	2%
AA	70,214	19%	2,211	17%
A	124,251	34%	3,503	28%
BBB	132,282	36%	4,613	37%
Total investment grade	341,489	93%	10,585	84%
BB	16,565	5%	1,273	10%
B and below	8,665	2%	778	6%
Total below investment grade	25,230	7%	2,051	16%
	$366,719	100%	$12,636	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade at September 30, 2014 were 39% of the below investment grade total, compared to 40% at December 31, 2013.
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 22 and 24 non-U.S. agency mortgage-backed securities that were determined to have such indications at September 30, 2014 and December 31, 2013, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at September 30, 2014 and December 31, 2013. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	September 30, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	20%	35%	14.0%	35.0%
2004	0.8%	6.8%	35%	61%	8.0%	20.0%
2005	4.9%	12.4%	35%	63%	6.0%	18.0%
2006	5.8%	8.0%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	56%	56%	8.0%	8.0%

	December 31, 2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.5%	35%	41%	16.0%	30.0%
2004	1.0%	6.9%	35%	51%	8.0%	20.0%
2005	3.9%	13.2%	40%	64%	6.0%	18.0%
2006	5.7%	7.5%	35%	85%	8.0%	16.0%
2007	11.4%	11.4%	52%	52%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's total investments were in these types of investments at September 30, 2014 and December 31, 2013.
The Company has investments in non-U.S. agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings, and other factors.

The following tables divide these investment types among vintage and credit ratings at September 30, 2014.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$8,675	$8,317	$358
2004	6,720	6,439	281
Total investment grade	15,395	14,756	639
Below Investment Grade:
2004	31,527	29,816	1,711
2005	58,180	56,104	2,076
2006	4,498	3,015	1,483
2007	3,539	3,284	255
Total below investment grade	97,744	92,219	5,525
Other Structured Securities:
Investment grade	50,856	51,051	(195)
Below investment grade	17,391	16,476	915
Total other	68,247	67,527	720
Total structured securities	$181,386	$174,502	$6,884

[1]	This table accounts for all vintages owned by the Company.
The following tables divide these investment types among vintage and credit ratings at December 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & Non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$12,641	$12,178	$463
2004	8,939	8,808	131
Total investment grade	21,580	20,986	594
Below investment grade:
2004	36,094	34,718	1,376
2005	63,398	63,873	(475)
2006	5,884	4,906	978
2007	3,787	3,609	178
Total below investment grade	109,163	107,106	2,057
Other structured securities:
Investment grade	52,560	53,410	(850)
Below investment grade	15,323	16,509	(1,186)
Total other	67,883	69,919	(2,036)
Total structured securities	$198,626	$198,011	$615

[1]	This table accounts for all vintages owned by the Company.
Total net unrealized gains on investments in non-U.S. Agency structured securities totaled $6.9 million at September 30, 2014, compared to a net unrealized gain of $0.6 million at December 31, 2013. Total net unrealized gains on these securities as a percent of total amortized cost totaled 4% at September 30, 2014.

The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at September 30, 2014 had a fair value of $112.1 million with net unrealized gains of $8.7 million, which compares to the December 31, 2013 fair value of $118.1 million and net unrealized gains of $3.5 million.
The Company evaluated the current status of all investments previously written-down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the third quarters of 2014 or 2013.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at September 30, 2014. Approximately 66% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at September 30, 2014. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at September 30, 2014 was $267.0 million with a net unrealized gain of $9.3 million. This compares to a fair value of $233.2 million with a net unrealized gain of $4.8 million at December 31, 2013.
The Company did not have any material direct exposure to financial guarantors at September 30, 2014 or December 31, 2013. The Company's indirect exposure to financial guarantors totaled $28.2 million, which was 1% of the Company's investment assets at September 30, 2014. The unrealized gain on these investments totaled $3.3 million at September 30, 2014. The Company's indirect exposure to financial guarantors at December 31, 2013 totaled $28.0 million, which was 1% of the Company's total investments. Total net unrealized gains on these investments totaled $2.3 million at December 31, 2013.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 16% and 18% of total investments at September 30, 2014 and December 31, 2013, respectively. Real estate investments were 4% of total investments at both September 30, 2014 and December 31, 2013. Policy loans and short-term investments comprised 3% of total invested assets at both September 30, 2014 and December 31, 2013.
Investments in mortgage loans totaled $570.5 million at September 30, 2014 and $629.3 million at December 31, 2013. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for potential future losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.3 million at June 30, 2014 and $3.3 million at December 31, 2013. The allowance decreased due to the Company’s assessment of an improvement in the macro-environmental risk and a decrease in the size of the portfolio. The Company evaluates the macro-environmental risk on an ongoing basis using multiple considerations. The Company’s assessment of the perceived market liquidity and current industry conditions, including loss and delinquency experience, warranted the decrease in the reserve. For additional information on the Company’s mortgage loan portfolio, please see Note 3 - Investments.
Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2013 Form 10-K remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2013.
Net cash provided by operating activities was $20.2 million for the nine months ended September 30, 2014. The primary sources of cash from operating activities in the first nine months of 2014 were premium receipts and net investment income. The primary uses of cash from operating activities in the first nine months of 2014 were for the payment of policyholder benefits and operating expenses. Net cash used in investing activities was $8.8 million, driven mainly by purchases of investments totaling $276.4 million, mostly offset by sales, maturities, calls, and principal paydowns of investments totaling $248.1 million and net sales of short-term investments of $20.9 million. Net cash used in financing activities was $11.3 million, primarily due to a net change in treasury stock of $3.6 million, $6.7 million of withdrawals net of deposits on policyholder account balances, and the payment of stockholder dividends of $8.9 million. Partially offsetting these were net transfers from separate accounts of $5.2 million and a change in other deposits of $2.8 million.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At September 30, 2014 and December 31, 2013, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding. The Company increased the total lines of credit $10.0 million in the third quarter of 2014 to improve aggregate liquidity available. These lines of credit will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.

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
The following table shows the capital adequacy for the Company.

	September 30	December 31
	2014	2013
Total assets, excluding separate accounts	$4,163,961	$4,121,250
Total stockholders' equity	757,664	725,404
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both September 30, 2014 and December 31, 2013. Stockholders' equity increased $32.3 million from year-end 2013. The increase was largely due to net income and other comprehensive income, primarily resulting from an increase in net unrealized gains compared to 2013.
The stock repurchase program was extended by the Board of Directors through January 2015 to permit the purchase of up to one million of the Company's shares on the open market. During the first nine months of 2014, the Company purchased 78,908 shares under the stock repurchase program, totaling $3.6 million. The Company purchased 47,848 shares for $2.0 million under this plan in the first nine months of 2013.
During the nine months ended September 30, 2014, the Company purchased 1,219 shares and sold 427 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of $0.1 million. The employee stock ownership plan held 23,735 shares of the Company's stock at September 30, 2014.
On October 27, 2014, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid November 12, 2014 to stockholders of record as of November 6, 2014. Total stockholder dividends paid were $8.9 million for the nine months ended both September 30, 2014 and 2013.
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

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/14 - 1/31/14	—	[1]	$—	—	1,000,000
	507	[2]	47.74

2/1/14 - 2/28/14	—	[1]	—	—	1,000,000
	—	[2]	—

3/1/14 - 3/31/14	—	[1]	—	—	1,000,000
	633	[2]	48.20

4/1/14 - 4/30/14	—	[1]	—	—	1,000,000
	—	[2]	—

5/1/14 - 5/31/14	—	[1]	—	—	1,000,000
	—	[2]	—

6/1/14 - 6/30/14	—	[1]	—	—	1,000,000
	—	[2]	—

7/1/14 - 7/31/14	—	[1]	—	—	1,000,000
	74	[2]	45.46

8/1/14 - 8/31/14	26,915	[1]	44.58	26,915	973,085
	—	[2]	—

9/1/14 - 9/30/14	51,993	[1]	46.20	51,993	921,092
	5	[2]	45.96

Total	80,127			78,908

[1]	On January 27, 2014, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 26, 2015.

[2]	Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through September 2014.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: October 29, 2014, press release reporting financial results for the third quarter of 2014.
Kansas City Life Announces Third Quarter 2014 Results
Kansas City Life Insurance Company recorded net income of $7.8 million or $0.71 per share in the third quarter of 2014, an increase of $0.7 million or $0.06 per share relative to the same quarter in the prior year. This improvement reflected decreases in net death benefits, interest credited to policyholder account balances, and operating expenses. Partially offsetting these were increased group dental benefit payments, reduced net investment income from lower overall yields earned on certain investments, and a decline in net realized investment gains.

The Company recorded net income of $21.7 million or $1.98 per share for the first nine months of 2014, a decrease of $1.4 million or $0.12 per share compared to the prior year. This decrease reflected lower net investment income, as overall yields earned on certain investments declined, and an increase in certain policyholder benefits. Partially offsetting these items were increased contract charges, largely due to the reinsurance transaction that occurred in the second quarter of 2013, and lower operating expenses.

On October 27, 2014, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 12, 2014 to stockholders of record on November 6, 2014.

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

Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenues	$115,663	$119,449	$347,314	$364,071

Net income	$7,790	$7,110	$21,749	$23,149

Net income per share, basic and diluted	$0.71	$0.65	$1.98	$2.10

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	10,941,544	11,005,413	10,957,546	11,016,902

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 29, 2014