Form 10-K
period 2014-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2015-02-27
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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
At December 31, 2014, 10,825,205 shares of Kansas City Life Insurance Company's common stock par value $1.25 were outstanding, and the aggregate market value of the common stock (based upon the average of bid and ask price according to Company records) on June 30, 2014 of Kansas City Life Insurance Company held by non-affiliates was approximately $149,936,451.
Documents incorporated by reference: Portions of the registrant's definitive proxy statement relating to its 2015 annual meeting of shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2015 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Kansas City Life is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. Sunset Financial Services (SFS) is a wholly-owned wholesale broker-dealer that assists in the distribution and marketing of Kansas City Life proprietary variable life and variable annuity products through third party broker-dealers and in the servicing of closed blocks of variable insurance business retained by the Company. The Company also has several non-insurance subsidiaries that individually and collectively are not material. These entities combined comprise the consolidated entity (the Company).
In 1974, the Company acquired Sunset Life in a stock acquisition transaction. Sunset Life is a life insurance company that was organized in 1937 that marketed and sold business, primarily in the western region of the United States. In 2006, the Sunset Life sales force was integrated into the Kansas City Life sales force by appointing Sunset Life agents as agents of Kansas City Life. All of Sunset Life’s operations, administration, and accounting are consolidated as part of the Company’s home office operations. Sunset Life maintains its closed block of business, but does not solicit new sales. Sunset Life is included in the Individual Insurance segment and its individual insurance products include traditional life, immediate annuity, universal life, and fixed deferred annuity products. Sunset Life operates in 43 states and the District of Columbia.
In 1991, the Company acquired Old American in a stock acquisition transaction. Old American is a life insurance company that was organized in 1939. Old American sells final expense traditional life insurance products, primarily to the senior market, as well as a term product targeted to younger individuals. These products are marketed nationwide through a general agency system with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are integrated as part of the Company’s home office, and it operates and maintains a separate and independent field force. Old American is identified as a separate segment, and operates in 47 states and the District of Columbia.
In 1997, the Company entered into a coinsurance assumption and servicing agreement with another insurer to acquire a block of traditional life and universal life products. Under this agreement, the Company assumed 100% of the policy liabilities as defined in the contract on a coinsurance basis. Investments equal to the policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. This closed block of policies is included in the Individual Insurance segment.
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
In 2013, the Company completed a reinsurance and servicing agreement for a closed block of variable universal life insurance policies and variable annuity contracts from American Family Life Insurance Company (American Family). Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. This transaction included a servicing arrangement with American Family until the policies and contracts were transitioned to administration by the Company in 2014. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. The separate account fund balances were not recorded as separate accounts on the Company's financial statements, as they are required to be included in American Family's separate account balances. The Company recorded the fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions.
In 2014, the Company completed a divestiture of certain non-proprietary agent relationships related to SFS with Securities America (SAI). Under this agreement SFS transferred the servicing of certain accounts primarily related to non-proprietary broker-dealer and registered investment advisory accounts to SAI. SFS will continue as a wholly-owned wholesale broker-dealer subsidiary of Kansas City Life to provide support for Kansas City Life's proprietary products and those variable products specifically associated with the American Family transaction. This transaction does not represent a strategic shift that will have a major effect on the consolidated entity's financial results nor does the Company believe that there is any material impact to the consolidated entity's financial position. In addition, the Company entered into a marketing arrangement with SAI, which allows SAI's representatives to sell the Company's various traditional, interest sensitive, and variable life and annuity products.
Business Segments
The Company has three reportable business segments, which are generally defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American.
The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life, as well as the coinsurance and reinsurance transactions. The Individual Insurance segment generated approximately 53% of consolidated insurance revenues for the year ended December 31, 2014, compared to 58% and 49% for the years ended December 31, 2013 and 2012, respectively.
The Group Insurance segment is operated as part of Kansas City Life and its administrative and accounting operations are integrated as part of the Company’s home office. This segment generated 20% of consolidated insurance revenues for the year ended December 31, 2014, compared to 18% and 21% for the years ended December 31, 2013 and 2012, respectively.
The Old American segment accounted for 27% of consolidated insurance revenues for the year ended December 31, 2014, compared to 24% and 30% for the years ended December 31, 2013 and 2012, respectively.
For more information concerning the Company’s business segments, please see Note 19 - Segment Information and the Operating Results by Segment section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products, Marketing, and Distribution
The Company markets individual life insurance and annuity products, including traditional and interest sensitive products through its sales force and third-party marketing arrangements. The interest sensitive products include an array of universal life, variable universal life, fixed deferred annuities, and variable annuities. The group products marketed by the Company include life, dental, vision, and disability. The Company offers proprietary investment products through its wholesale broker-dealer, SFS, for variable life and variable annuity products.
The following table details the Company’s consolidated direct and assumed premiums and deposits by product for the years ended December 31.

	2014	% of Total	2013	% of Total	2012	% of Total
Traditional life insurance	$123,488	27%	$120,503	25%	$117,445	28%
Immediate annuities	27,488	6%	55,915	12%	12,497	3%
Group life insurance	13,613	3%	12,502	2%	11,360	3%
Group accident & health insurance	56,606	12%	53,876	11%	50,641	12%
Other	997	—%	1,192	—%	1,449	—%
Total premiums	222,192	48%	243,988	50%	193,392	46%
Universal life insurance	93,715	20%	101,117	21%	96,776	23%
Variable universal life insurance	30,210	7%	27,513	6%	10,984	3%
Fixed annuities	70,305	15%	80,040	17%	93,432	22%
Variable annuities	44,521	10%	30,831	6%	26,640	6%
Total deposits	238,751	52%	239,501	50%	227,832	54%
Total	$460,943	100%	$483,489	100%	$421,224	100%

The following table provides the geographic distribution of direct and assumed premiums and deposits for those states greater than 5% of the total for the years ended December 31.

	2014		2013		2012
Missouri	7%	Missouri	9%	Missouri	8%
Ohio	7%	Texas	7%	Texas	7%
Texas	6%	California	6%	California	6%
California	6%	Colorado	6%	Kansas	6%
Colorado	5%	All others	72%	Colorado	6%
All others	69%	Total	100%	Florida	5%
Total	100%			All others	62%
				Total	100%
Individual Insurance
The Individual Insurance segment is comprised of sales of non-group products from Kansas City Life and the closed blocks of Sunset Life, GuideOne Life, and the reinsurance transactions originated in both 1997 and 2013. This segment also includes sales from third-party marketing arrangements, including American Republic and GuideOne Mutual. This segment offers an array of traditional whole life, term life, universal life products, fixed deferred and immediate annuity products, and variable universal life and annuity products.
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
Kansas City Life offers a portfolio of life insurance products for individuals. Universal life products have the ability to deliver flexibility in coverage and competitive long-term cash values or premiums that guarantee coverage for a desired period or through the insured’s lifetime. In 2013, the Company began offering an indexed universal life product. Sales of this product were not material to the Company's financial results in 2014 or 2013. Kansas City Life also offers variable universal life products that combine the advantages of a range of investment options with life insurance. In addition, Kansas City Life offers traditional whole life products, products geared towards juveniles that offer additional coverage as the child ages, and term life insurance products for a wide range of ages and coverage.
Kansas City Life offers multiple fixed deferred annuity products. In addition, Kansas City Life offers immediate annuity products with a broad variety of payout options, including guaranteed specified amounts and life contingencies. A variety of immediate annuity options are offered, in association with policy and contract holder benefit options, as well as new product sales. Conversion of policies and contracts involving life contingencies, as required under U.S. generally accepted accounting principles (GAAP), can result in sizeable premium fluctuations from time to time. Kansas City Life also offers variable annuity products which allow the policyholder options that include either single or flexible premium contracts combined with the advantages of a range of investment options and the advantages of an annuity.
Finally, in both the individual life insurance products and annuity products, selected riders are also available for added coverage and protection.

The following table details direct and assumed premiums and deposits by product for the Individual Insurance segment for the years ended December 31.

	2014	% of Total	2013	% of Total	2012	% of Total
Traditional life insurance	$47,054	15%	$46,251	14%	$45,873	16%
Immediate annuities	27,488	9%	55,915	16%	12,497	4%
Other	467	—%	571	—%	674	—%
Total premiums	75,009	24%	102,737	30%	59,044	20%
Universal life insurance	93,715	30%	101,117	30%	96,776	34%
Variable universal life insurance	30,210	10%	27,513	8%	10,984	4%
Fixed annuities	70,305	22%	80,040	23%	93,432	33%
Variable annuities	44,521	14%	30,831	9%	26,640	9%
Total deposits	238,751	76%	239,501	70%	227,832	80%
Total	$313,760	100%	$342,238	100%	$286,876	100%
The following table provides the geographic distribution of direct and assumed premiums and deposits for those states greater than 5% of the total for the Individual Insurance segment for the years ended December 31.

	2014		2013		2012
Ohio	9%	Missouri	10%	California	7%
California	7%	California	7%	Missouri	7%
Missouri	7%	Colorado	7%	Colorado	7%
Colorado	7%	Florida	6%	Florida	7%
Washington	6%	Texas	6%	Kansas	6%
Texas	6%	Washington	6%	Texas	6%
Florida	5%	All others	58%	Washington	5%
All others	53%	Total	100%	All others	55%
Total	100%			Total	100%

Closed Blocks
The Company has closed blocks of business that are primarily from three sources. First, the Company has sizeable blocks of business obtained through the acquisition of certain companies. Second, the Company has entered into reinsurance assumption transactions. The third source results from when the Company determines that it no longer intends to actively market selected products or to remain active in certain markets. These closed blocks of business decline in premiums, deposits, and insurance in force over time. However, the Company seeks to actively conserve this business. In 2014, 5% of total premiums and 27% of total deposits were from closed blocks, compared to 5% and 26%, respectively in 2013.
Group Insurance
Kansas City Life offers multiple group insurance products primarily to small and medium size employers (2-500 lives). This segment offers group life, long-term and short-term disability, dental, and vision products both on an employer-paid basis and voluntary employee-paid basis.
This segment primarily uses two marketing approaches. The first is to market business using Kansas City Life's internal sales representatives and an independent general agent and agent field force. This business is administered internally. The second is through selectively identified independent third-party arrangements that support this segment's marketing and product portfolio. Generally, business sold through these arrangements is administered by the third parties or through specifically-identified reinsurance arrangements.
The Group Insurance segment underwrites and designs products and services to meet the needs of employers and employees based on factors such as employer contribution toward cost of coverage, number of employees, benefits desired versus product cost, and plan design features. Life insurance plans include flexible plan designs, such as accidental death and dismemberment coverage, waiver of premium coverage, and policy conversion and portability privileges. Disability plans are designed based on factors including benefit period and maximum benefits. Dental plans are designed based on factors including coinsurance percentages and plan maximums.
The following table details direct premiums by product for the Group Insurance segment for the years ended December 31.

	2014	% of Total	2013	% of Total	2012	% of Total
Group life insurance	$13,613	19%	$12,502	19%	$11,360	18%
Group dental insurance	33,813	48%	30,627	46%	27,194	44%
Group disability insurance	22,793	33%	23,249	35%	23,447	38%
Total	$70,219	100%	$66,378	100%	$62,001	100%
The following table provides the geographic distribution of direct premiums for those states greater than 5% of the total for the Group Insurance segment for the years ended December 31.

	2014		2013		2012
Michigan	9%	Michigan	7%	Missouri	10%
Missouri	9%	Missouri	9%	Texas	8%
Texas	7%	Texas	7%	North Carolina	7%
North Carolina	6%	North Carolina	6%	Indiana	6%
South Carolina	5%	All others	71%	All others	69%
Indiana	5%	Total	100%	Total	100%
All others	59%
Total	100%
Old American
Old American sells traditional life insurance products geared toward final expense needs. This segment is marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. The Company manages the territories based upon production and directly supports and subsidizes general agent managers and agents with marketing leads and allowances based upon sales results. The Old American segment consists of individual insurance products designed primarily as final expense products for the senior market. Agents primarily market to individuals in the age range of 50 to 85, principally through final arrangements planning.
Old American offers final expense products that include preferred and standard products with guaranteed level death benefits for individuals in good health and sub-standard products with graded or increasing benefits for those individuals who cannot qualify for standard or preferred risk due to health issues. Old American also offers a juvenile product designed for parents or grandparents to insure children of ages up to 15 and a term life insurance product to individuals ages from 20 to 65.
Old American has focused on expanding its sales territories, recruiting, and agent productivity for its general agencies in order to effectively meet the sales goals of the Company. The driving force behind Old American’s sales efforts is the approach to support its field force through its lead generation efforts.
Old American's gross premiums totaled $77.4 million for the year ended December 31, 2014, compared to $75.3 million for the year ended December 31, 2013. Virtually all of Old American's gross premiums are in traditional life insurance products. This segment also has a small, closed block of individual accident and health business with total gross premiums of $0.7 million in 2014 and $0.8 million in 2013.

The following table provides the geographic distribution of direct premiums for those states greater than 5% of the total for the Old American segment for the years ended December 31.

	2014		2013		2012
Texas	7%	Texas	7%	Texas	7%
Missouri	7%	Missouri	7%	Missouri	7%
California	6%	California	6%	California	6%
Illinois	6%	Illinois	6%	Illinois	6%
All others	74%	All others	74%	All others	74%
Total	100%	Total	100%	Total	100%
Reinsurance
Ceded Reinsurance Arrangements
Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and its in force business. The reinsurance arrangements have taken various forms over the years. The Company has reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 16 - Reinsurance.
Currently, new sales of traditional life and universal life products are reinsured on a YRT basis in excess of the Company’s retention limits, while sales of certain term life insurance products are reinsured on a quota share (a portion of each policy is reinsured) coinsurance basis. Sales of group disability income products are reinsured on a quota share coinsurance basis. New group life sales are reinsured on an excess of retention basis, with the accidental death and dismemberment benefits being 100% reinsured. During 2014 and 2013, the Company's maximum retention limit was $0.5 million on individual life products and $0.1 million on group life business.
In addition to reinsurance coverage for new business, the Company has also engaged in various reinsurance arrangements for in force blocks of business:

•
In 1991, the Company purchased Old American Insurance Company. Old American had an existing coinsurance agreement in place that ceded on a 100% coinsurance basis certain whole life policies issued by Old American prior to December 1, 1986. These policies had life insurance in force of $23.3 million at December 31, 2014 (2013 - $26.3 million) with a ceded reserve for future policy benefits under this agreement of $13.5 million (2013 - $15.1 million).

•
In 1998, Old American executed a coinsurance agreement resulting in the ceding of 100% of its retained risk on a closed block of individual accident and health business. At December 31, 2014, the reserve credit on these policies was $15.5 million (2013 - $16.5 million).

•
In 2002, Sunset Life entered into a yearly renewal term bulk reinsurance agreement whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. This was accomplished through a reinsurance pool involving four primary reinsurers. In June 2012, Sunset Life recaptured approximately 9% of the outstanding bulk reinsurance agreement. At December 31, 2014, the ceded insurance in force was approximately $1.0 billion (2013 - $1.0 billion) with reserves of $4.0 million (2013 - $4.0 million).

Assumed Reinsurance Arrangements
The Company also targets strategic growth opportunities through assumed reinsurance:

•
In 1997, the Company acquired a block of traditional life and universal life products by way of a coinsurance and servicing agreement with another insurer. Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies. At December 31, 2014, the block had $1.0 billion of life insurance in force (2013 - $1.1 billion), future policy benefits of $46.8 million (2013 - $49.0 million) and policyholder account balances of $134.7 million (2013 - $139.8 million).

•
In 2013, the Company completed a 100% modified coinsurance agreement for separate accounts, a 100% coinsurance agreement for the fixed fund general account and a servicing agreement for a block of variable universal life insurance policies and variable annuity contracts from American Family. At December 31, 2014, the block had $3.0 billion of life insurance in force (2013 - $3.2 billion), future policy benefits of $0.6 million (2013 - $0.8 million), and policyholder account balances of $27.2 million (2013 - $26.0 million). See Note 9 - Separate Accounts - for additional information.

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
The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. Financial statements are prepared and examined on a basis other than GAAP, namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred as of December 31, 2009 for Kansas City Life, Sunset Life, and Old American. There were no adjustments recommended to any of the insurance companies as a result of that examination. The Company has been notified of a regulatory scheduled examination to occur in 2015 based upon the year ended December 31, 2014.
The National Association of Insurance Commissioners (NAIC) has received regulatory authority by the respective state departments of insurance. Accordingly, the NAIC has been able to establish more consistency for insurers with regard to financial reporting requirements. In one such measure, the NAIC has adopted risk-based capital (RBC) guidelines to assist in the evaluation of the adequacy of statutory capital and surplus in relation to an insurance company’s risks. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. At December 31, 2014 and 2013, the statutory capital and surplus of each of the Company’s insurance entities was substantially above the required levels. The NAIC continues to assess solvency issues and makes recommendations to enhance the existing guidelines, such as solvency modernization and own risk and solvency assessment (ORSA). While the Company is not subject to these regulations based on current business volumes, it continues to monitor them for ongoing developments.
The Company and its insurance subsidiaries have received inquiries from a number of state regulatory authorities regarding its use of the U.S. Social Security Administration's Death Master File (“Death Master File”) and its compliance with state unclaimed property and escheatment laws. Certain states have proposed, and many other states are considering, new legislation and regulations related to unclaimed life insurance benefits and the use of the Death Master File in the claims process. It is possible that audits and/or the enactment of new state laws could result in identifying payments to beneficiaries more quickly than under the current legislative and regulatory standards established for life insurance claims or may provide for additional escheatment of funds deemed abandoned under state laws. The audits could also result in administrative penalties. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. West Virginia, for example, has initiated litigation against a large number of life insurance companies, including Old American.
Under insurance solvency or guaranty laws in most states in which the Company operates, insurers doing business can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. For the three years ended December 31, 2014, the Company’s assessments, net of related premium tax credits, were not material.

Federal Regulation
The federal government generally does not directly regulate the business of insurance. An exception is the Federal Reserve's ability to regulate certain life insurance companies affiliated with savings bank organizations and those life insurers deemed to be systematically important financial institutions. However, the federal government does regulate through legislation and administrative policies several aspects of the business including but not limited to:

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
In addition, legislation which has been passed and is also being contemplated could result in the federal government assuming some role in the regulation or oversight of insurance companies. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act may enhance and expand the federal government’s role in insurance company regulation. This includes the formation and activities of the Federal Insurance Office (FIO).
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
Competition and Ratings
The Company operates in the life insurance sector of the financial services industry in the United States. This industry is highly competitive with respect to products, pricing, selection of products, and quality of service. No single competitor or any small group of competitors dominates any of the markets in which the Company operates. General economic conditions may affect future results. Many of the Company’s competitors are considerably larger and may have substantially greater financial resources, higher ratings from rating agencies, broader and more diversified product lines, and more agency relationships.
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
Following is a summary of the Company’s insurance ratings and outlook for the three insurance companies, as assigned by the A.M. Best Company, which is an independent rating agency.

	2014	2013	2012
Kansas City Life	A (Excellent) Stable	A (Excellent) Stable	A (Excellent) Stable
Sunset Life	A- (Excellent) Stable	A- (Excellent) Stable	A- (Excellent) Stable
Old American	A- (Excellent) Stable	B++ (Good) Positive	B++ (Good) Stable
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
A.M. Best Company ratings currently range from “A++” (Superior) to “F” (In Liquidation), and include 16 separate ratings categories. Within these categories, “A++” (Superior) and “A+” (Superior) are the highest, followed by “A” (Excellent) and “A-” (Excellent), then followed by “B++” (Good) and “B+” (Good). A.M. Best Company reviews its ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue or that it will not be changed or withdrawn entirely if, in its judgment, circumstances so warrant.
Employees
The Company had 436 full-time employees at December 31, 2014. The Company experienced no work stoppages or strikes and considers relations with its employees to be good. None of the Company’s employees are represented by a union.
Access to Public Filings
Additional information about the Company beyond what is included in this Form 10-K is available at the Company’s website: www.kclife.com. You may also read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy, other information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You may also access the SEC website through a link on the Company’s website. The Company will provide a copy of any of those reports free of charge upon request.
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
In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, resulting in increased competition from large, well-capitalized financial services firms. Furthermore, many of these larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. The Company expects consolidation to continue, likely resulting in increasing competitive pressures.
Changes in demographics, particularly the aging of the population and the decline in the number of agents in the industry, may affect the sales of life insurance products. Also, as technology evolves, customers and agents may be able to compare products of any particular company with any other, which could lead to increased competition as well as changes in agent or customer behavior, including persistency, that differs from past behavior.
The Company may be unable to attract agencies and agents.
The Company sells insurance and annuity products through independent agents and agencies. These agencies and agents are not captive and may sell products of the Company’s competitors. The Company’s ability to compete is dependent upon, among other things, its ability to attract agents and agencies to market its insurance products, its ability to develop competitive and profitable products, its ability to control unit cost growth, and its maintenance of strong financial strength ratings.  Sales and the results of operations and financial condition could be adversely affected if the Company is unsuccessful in attracting agencies and agents.
The Company’s ability to retain agents is dependent upon a number of factors, including: the ability of the Company to maintain a competitive compensation system while also offering products with competitive features and benefits for policyholders; the ability to maintain a level of service and support activities that effectively support the agent and agents needs; and the ability to approve and monitor agent and agents sales and business practices that are consistent with regulatory requirements and expectations of the Company.
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
The Company makes certain assumptions regarding mortality, persistency, expenses, interest rates, tax liability, business mix, policyholder behavior, and other factors appropriate for the type of business results it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred acquisition costs (DAC), value of business acquired (VOBA), policy reserves and accruals, future earnings, and various components of the Company’s Consolidated Balance Sheets. These assumptions are used in the operations of the Company’s business in making decisions that are crucial to its success, including the pricing of products and expense structures relating to products. The Company’s actual experience and changes in estimates are reflected in the Company’s financial statements. The Company’s actual experience may vary from period to period and from established assumptions, potentially resulting in variability in the financial statements.
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
The amortization of DAC, VOBA, and deferred revenue liability (DRL) may change, impacting both the level of the asset and the timing of the Company’s net income.
Amortization of DAC, VOBA, and DRL depends on the actual and expected profits generated by the lines of business that incurred the costs. Expected profits are dependent on assumptions regarding a number of factors, including investment returns, benefit payments, expenses, mortality, and policy persistency. Due to the nature of the business, the Company cannot anticipate the exact pattern of profit emergence. As a result, amortization of DAC, VOBA, and DRL will vary from period to period as actual profits replace expected profits and future expected profits are re-projected based on management’s best estimates as of the reporting dates. To the extent that actual experience emerges less favorably than expected or expectations for future profits decrease, the DAC and VOBA assets and the DRL may be reduced. This would likely result in increased amortization and reduced profitability in the period assumptions are modified to reflect changes in management expectations.
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
The Company has devoted significant resources to develop risk management policies and procedures and will continue to do so in the future. However, the Company’s policies and procedures used to identify, monitor, and manage risks may not be fully effective. Many of the methods of managing risk and exposures are based upon the use of observed historical policyholder and market behavior or statistics based on historical models. As a result, these methods may not effectively identify or evaluate the magnitude of existing or future exposures, which could be significantly greater than the historical measures indicate. An example of such risks includes the risk of pandemics, which could cause a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, agents, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible. This information may not always be accurate, complete, up-to-date, or properly evaluated. Management of operational, legal, and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial may adversely affect the business, financial condition, and/or operating results.
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
The Company may be unable to complete additional acquisitions or realize its anticipated financial results from its acquisitions.
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
The Company may be unable to maintain effective internal controls over financial reporting.
The Company is subject to the Sarbanes-Oxley Act, which requires companies to establish, maintain, assess, and update its internal controls over financial reporting. The Company's disclosure controls and internal controls over financial reporting may not prevent or detect all errors or misstatements. While the Company assesses its controls on an ongoing basis, these controls can only provide reasonable assurance that the required financial objectives are met and adhered to. There are inherent limitations of internal controls that include, but are not limited to, resource constraints, undetected errors, fraud, and collusion. The Company believes that its internal controls provide reasonable assurance that its financial statements are materially correct. However, undetected ineffective internal controls could result in errors or misstatements in the Company's financial statements.
Investment and Asset/Liability Management Risks:
The Company’s investments are subject to market and credit risks.
The Company’s invested assets, primarily including fixed maturity securities, are subject to customary risks of credit defaults and changes in fair value. The value of the Company’s commercial mortgage loan and real estate portfolios also depend on the financial condition of the borrowers and tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on and fair value of the Company’s invested assets include interest rate levels and changes, availability and cost of liquidity, financial market performance, and general economic conditions, as well as particular circumstances affecting the businesses of individual borrowers and tenants.

Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.
Interest rate fluctuations or sustained low interest rate environments could negatively affect earnings because the profitability of certain products depends in part on interest rate spreads. These products include fixed deferred annuities, single premium immediate annuities, interest-sensitive whole life, universal life, and the fixed portion of variable universal life insurance and variable annuity business. In addition, the Company offers riders, including guaranteed minimum withdrawal benefits and guaranteed minimum death benefits. Changes in interest rates or sustained low interest rate environments may reduce both the profitability and the return on invested capital.
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
The Company is entitled to reset the interest rates it credits on fixed-rate annuities. Because many of the Company’s policies have guaranteed minimum interest or crediting rates, spreads could decrease and potentially become negative. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase, as policyholders seek to buy products with higher returns. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Further, higher interest rates may result in significant unrealized losses on investments. These net unrealized losses could negatively impact stockholders' equity. This could result in negative impacts, such as the ability to pay policyholder and stockholder dividends. In addition, higher interest rates may reduce the fair value of policyholders' separate account investments, which may reduce the Company's revenues from asset-based management fees.
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
As interest rates decline, policyholders may become more likely to extend the retention or duration of fixed-rate products previously purchased and may seek alternatives to fixed-rate products for new purchases. Policyholders may add premiums or deposits to existing policies or contracts with terms upon which the Company is no longer offering on new products. Many of the products sold in earlier periods may have minimum guaranteed interest crediting rates or other features that are greater than those being offered in the current low interest rate environment.  Additionally, cash flows from existing investments, including interest and principal payments, may be reinvested at lower interest rates relative to prior periods. As a result, a prolonged low interest rate environment can result in significant changes to cash flows, lower investment income, compressed product spreads, reduced earnings, and increased surplus strain. In addition, the Company may change its risk profiles in regards to selecting investment opportunities to reduce the impact on earnings.

The change from a low interest rate environment to an environment of increasing interest rates can affect policyholder behavior and negatively impact earnings.
The change from a period of low interest rates to a period of significantly higher and increasing interest rates may cause policyholders to surrender policies or to make early withdrawals in order to maximize their returns. Accordingly, the Company may become more susceptible to increased surrenders and withdrawals on policies, as surrender charges and other features that help protect the Company from increased or unexpected policyholder withdrawals or lapses. Increases in policyholder surrenders, withdrawals, or lapses could negatively affect the Company's operating results and liquidity.
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
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were previously acquired and valued in active markets with significant observable data that are now valued in illiquid markets with little observable data. In such cases, more securities may be classified in Level 3 and, therefore, require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more complex or require increased estimation, thereby resulting in values which may have greater variance from the value at which the investments may or could be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported in the consolidated financial statements, and the period to period changes in value could vary significantly. Decreases in value could have a material adverse effect on the Company’s results of operations or financial condition.
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
The Company invests in certain low income housing real estate properties specifically to generate state and federal tax credits. Economic forces may negatively impact the ongoing performance of these investments and regulatory bodies may reduce the availability of tax credits.
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
The Company’s mortgage loan investments in regions with significant concentration may subject it to losses resulting from the impact of an economic downturn in that region.
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
Other types of regulation that could affect the Company include insurance company investment laws and regulations, state statutory accounting practices, state escheatment practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering laws, and anti-terrorism laws. Further, because the Company owns and operates real property, state, federal, and local environmental laws could affect the Company. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

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
Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.
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
Like all publicly traded companies, the Company is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the FASB, the American Institute of Certified Public Accountants (AICPA), and the Public Accounting Oversight Board (PCAOB).
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
The Company, like other financial services companies, is involved in litigation and arbitration in the ordinary course of business. Although the Company makes every effort to appropriately accrue liability for litigation and other legal proceedings, the outcome of such matters (including any amount of settlement, judgment, or fine) is inherently difficult to predict. As a result, an adverse development or an increase in associated legal fees could have a negative impact on the financial condition of the Company.
Catastrophic Event Risk:
The Company is exposed to the risks of climate change, natural disasters, pandemics, terrorism, or other acts that could adversely affect the Company’s operations.
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
Information Technology Risk:
The failure of the Company’s cyber-security or other information system security controls or those of the Company's third-party providers may result in the unauthorized disclosure of sensitive or confidential corporate or customer information. Such failures could damage the Company's reputation and hinder its ability to conduct business. The Company's contingency planning and disaster recovery programs may be insufficient to address unanticipated events. In addition, the Company's reputation could be damaged by inaccurate presentations made in social media.
As part of the Company’s normal course of business, the Company uses computer systems to collect, process, and retain sensitive and confidential corporate and customer information. In addition, the Company uses third-party vendors and cloud technology on a limited basis for storage, processing, and data support of certain activities. The Company relies on commercial technologies and third parties to maintain the security of that information. The Company's information systems are subject to computer viruses, malicious software code, or other unauthorized computer-related actions. The Company is not aware of any material breach of cybersecurity, administrative, or technical controls having occurred. However, preventive actions taken by the Company to reduce the risk of cyber-incidents and protect the Company's information may be insufficient to prevent cyber-attacks or other security breaches. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential information by the Company could severely damage its reputation, expose it to an increase in the risk of litigation, disrupt its operations, cause incurrence of significant technical, legal, and operating expenses, or otherwise harm its business.
The Company is highly dependent on its ability to access its computer systems to perform the necessary business functions, such as processing premium payments, processing claim payments, administration of policy data, providing customer support, managing its investment portfolio, and conducting financial reporting and analysis. Events such as natural disasters, pandemics, blackouts, computer viruses, terrorist attacks, or cyber attacks could result in system failures or outages that may cause the Company's computer systems to become inaccessible to its employees and customers for an extended period of time. The Company's disaster recovery program may be insufficient to deal with such an unanticipated event. This could result in an adverse impact to the Company's ability to conduct business functions in a timely manner and could result in a failure to maintain the security and confidentiality of sensitive data, including personal information of customers. This could also result in damage to the Company's ability to conduct business, damage to the Company's reputation, result in substantial remediation costs, and subject the Company to regulatory sanctions, legal claims, or other unidentified consequences.
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
The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium or deposit payments and incurrence of expenses. Further, the administration of reinsurance arrangements introduces risk of operational error and judgment that can be challenged by the counterparty. As a result, reinsurance introduces variability in certain components of the Company’s financial statements including, but not limited to, cash flows and potential liquidity concerns.
The Company’s administration of reinsurance contracts introduces potential variability in the Company’s financial statements.
Reinsurance contracts provide provisions that are subject to interpretation by the parties to the agreement.  The administration of these agreements introduces a risk of operational error or a risk of conflicting judgments that may be challenged by the counterparty.  As a result, the administration of reinsurance contracts could introduce variability in certain components of the Company’s financial statements including, but not limited to premiums, policyholder benefits, cash flows and potential liquidity concerns.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s home office is located at 3520 Broadway in Kansas City, Missouri. The Company owns and wholly occupies two five-story buildings consisting of approximately 236,000 square feet on an eight-acre site.
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
Corporate Headquarters
Kansas City Life Insurance Company
3520 Broadway
Post Office Box 219139
Kansas City, Missouri 64121-9139
Telephone: (816) 753-7000
Fax: (816) 753-4902
Internet: www.kclife.com
E-mail: kclife@kclife.com
Notice of Annual Meeting
The annual meeting of stockholders will be held at 9 a.m. on Thursday, April 23, 2015 at Kansas City Life's corporate headquarters.
Transfer Agent
Janice Poe, Stock Agent and Assistant Secretary
Kansas City Life Insurance Company
Post Office Box 219139
Kansas City, Missouri 64121-9139
10-K Request
Stockholders may request a free copy of Kansas City Life's Form 10-K, as filed with the Securities and Exchange Commission, by writing to Secretary, Kansas City Life Insurance Company.
Security Holders
At January 31, 2015, Kansas City Life had approximately 3,023 security holders, including individual participants in security position listings.

Stock and Dividend Information
The following table presents the high and low prices for the Company’s common stock for the periods indicated and the dividends declared per share and paid during such periods. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “KCLI.”

	High	Low	Dividends Paid
2014:
First quarter	$50.62	$43.60	$0.27
Second quarter	48.68	40.62	0.27
Third quarter	46.99	43.29	0.27
Fourth quarter	49.82	43.90	0.27
			$1.08
2013:
First quarter	$39.93	$36.35	$0.27
Second quarter	39.06	34.01	0.27
Third quarter	45.31	38.10	0.27
Fourth quarter	49.95	43.15	0.27
			$1.08
On January 26, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, paid on February 11, 2015 to stockholders of record on February 5, 2015.
NASDAQ market quotations are compiled according to Company records and may reflect inter-dealer prices, without markup, markdown, or commission and may not necessarily represent actual transactions.
The Company has determined at this time that all compensation shall be paid in cash. As a result, the Company currently offers no equity compensation or equity compensation plan to its employees.

Performance Comparison
The following graph provides a comparison of the cumulative total return on Kansas City Life's common stock over the last five fiscal years to the S&P 500 Index (“S&P 500”) and to a peer comparison group (“Peer Group”). The graph assumes that $100 was invested on December 31, 2009, and that all dividends were reinvested on the last day of each quarter. Points on the graph represent performance as of the last business day of each of the years indicated.
Comparison of 5 Year Cumulative Total Return
Among Kansas City Life, the S&P 500, and a Peer Group

	2009	2010	2011	2012	2013	2014
Kansas City Life	$100.00	$114.91	$118.12	$142.52	$182.92	$188.35
S&P 500	100.00	115.03	117.47	136.18	180.18	204.75
Peer Group	100.00	134.32	135.64	153.63	242.58	293.24
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
The Peer Group index has changed during the five-year period. Unitrin, Inc. changed its name to Kemper Corporation in 2011. Delphi Financial Group, Inc. and Harleysville Group Inc. were removed in 2012 due to being acquired, and they were replaced with Symetra Financial Corporation and Primerica, Inc. Due to data availability, the starting date for the total return calculation for both Symetra Financial Corporation and Primerica, Inc. is March 31, 2010. Presidential Life Corporation was removed in 2013 due to being acquired, and it was replaced with American National Insurance Co. The chart above only includes the data from the current peer group member companies listed above.

The companies in the Peer Group index include many of the same companies used by the Compensation Committee in evaluating compensation. The group of companies used by the Compensation Committee can be found in the Compensation Disclosure and Analysis section of the Company’s Proxy Statement.
The disclosure set forth above under the caption “Performance Comparison” shall not be deemed to be soliciting material and is not incorporated by reference into any of the Company’s prior filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, that incorporated future filings or portions thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/14 - 1/31/14	—	[1]	$—	—	1,000,000
	507	[2]	47.74

2/1/14 - 2/28/14	—	[1]	—	—	1,000,000
	—	[2]	—

3/1/14 - 3/31/14	—	[1]	—	—	1,000,000
	633	[2]	48.20

4/1/14 - 4/30/14	—	[1]	—	—	1,000,000
	—	[2]	—

5/1/14 - 5/31/14	—	[1]	—	—	1,000,000
	—	[2]	—

6/1/14 - 6/30/14	—	[1]	—	—	1,000,000
	—	[2]	—

7/1/14 - 7/31/14	—	[1]	—	—	1,000,000
	74	[2]	45.46

8/1/14 - 8/31/14	26,915	[1]	44.58	26,915	973,085
	—	[2]	—

9/1/14 - 9/30/14	51,993	[1]	46.20	51,993	921,092
	5	[2]	45.96

10/1/14 - 10/31/14	54,617	[1]	46.21	54,617	866,475
	231	[2]	44.35

11/1/14 - 11/30/14	9,213	[1]	48.44	9,213	857,262
	—	[2]	—

12/1/14 - 12/31/14	—	[1]	—	—	857,262
	—	[2]	—

Total	144,188			142,738
1 On January 27, 2014, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 26, 2015. The Company purchased 142,738 shares at an average price of $46.05 under the program in 2014. On January 26, 2015, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 25, 2016.
2 Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through December 2014.

Item 6. Selected Financial Data
Amounts in thousands, except per share data.

	Year Ended December 31
	2014	2013	2012	2011	2010
Income Statement Data:
Revenues:
Insurance revenues	$284,197	$299,984	$235,983	$228,399	$245,830
Net investment income	164,968	169,740	176,154	177,228	175,859
Realized investment gains	3,369	3,872	18,436	3,142	535
Other revenues	12,485	9,997	9,354	10,274	9,139
Total revenues	$465,019	$483,593	$439,927	$419,043	$431,363

Net income	$29,990	$30,063	$41,150	$26,133	$22,302

Per Common Share Data:
Net income, basic and diluted	$2.74	$2.73	$3.71	$2.29	$1.95

Cash dividends to stockholders	1.08	1.08	1.35	1.08	1.08

Stockholders’ equity	68.61	65.85	67.69	62.84	59.25

	December 31
	2014	2013	2012	2011	2010
Balance Sheet Data:
Assets	$4,571,867	$4,509,760	$4,519,003	$4,398,242	$4,333,102
Stockholders’ equity	742,759	722,323	746,824	710,705	679,472
Life insurance in force	31,984,043	32,023,747	28,701,373	29,202,126	29,708,102

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2014 is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document.
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
Old American focuses on selling final expense life insurance products to the senior market. Old American markets its products nationwide through a general agency system, with exclusive territories, using direct response marketing to supply agents with leads. Old American’s administrative and accounting operations are integrated as part of the Company’s home office but it operates and maintains a separate marketing function and independent field force. Old American operates in 47 states and the District of Columbia.
The Company offers variable life insurance and variable annuity products to the public through third-party broker-dealers. Sunset Financial Services (SFS), a wholly-owned broker-dealer, assists in the distribution and marketing of those products through those third-party entities. SFS is also responsible for servicing closed blocks of variable life insurance and variable annuity products on behalf of the Company. Prior to November 14, 2014, SFS was a full-service broker-dealer offering variable insurance products, investment products and other securities to the public. The transaction that led to the change in operations were initially made public in the Form 8-K filed by the Company on July 21, 2014.
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
The Company earns revenues primarily from premiums received from the sale of traditional life insurance, immediate annuities, and accident and health policies; from contract charges on interest sensitive products; from earnings on its investment portfolio; and from the sale of investment assets.
Insurance revenues from the sale of traditional life insurance, immediate annuity products, and accident and health products are reported as premium income for financial statement purposes. Considerations for supplementary contracts with life contingencies are reported as other revenues. Deposits received from the sale of interest sensitive products, namely universal life insurance products, fixed deferred annuities, variable universal life, variable annuities, and supplementary contracts without life contingencies, are not reported as premium revenues. These deposits are reported as additions to the policyholders’ account balances and are reflected as deposits in Financing Activities section of the Consolidated Statements of Cash Flows. Accordingly, insurance revenues on these products are recognized over time in the form of contract charges assessed against policyholder account balances, charges assessed on the early surrender of policyholder account balances, and other charges deducted from policyholder balances.
The Company’s profitability depends on many factors, which include but are not limited to:

•	The sale of life, interest sensitive, annuity, and accident and health products;

•	The rate of mortality, lapse, and surrenders of future policy benefits and policyholder account balances;

•	The rate of morbidity, disability, and incurrence of other policyholder benefits;

•	Persistency of existing insurance policies;

•	Interest rates credited to policyholders;

•	The effectiveness of reinsurance programs;

•	The amount of investment assets under management;

•	The ability to maximize investment returns and manage risks such as interest rate risk, credit risk, and equity risk;

•	Timely and cost-effective access to liquidity; and

•	Management of distribution costs and operating expenses.
The Company generates cash largely through premiums collected from the sale of insurance products, deposits through the sale of universal life-type and deposit-type products, and through investment activity. The principal uses of cash are for the insurance operations and include the purchase of investments, payment of insurance benefits and other withdrawals from policyholder accounts, operating expenses, premium taxes, and costs related to acquiring new business. In addition, cash is used to pay income taxes and stockholder dividends, as well as to fund potential acquisition opportunities.
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
Business Changes
In the last quarter of 2014, the Company completed a divestiture of certain non-proprietary agent relationships related to SFS with Securities America (SAI). Under this agreement SFS transferred the servicing of certain accounts primarily related to non-proprietary broker-dealer and registered investment advisory accounts to SAI. SFS will continue as a wholly-owned wholesale broker-dealer subsidiary of Kansas City Life to provide support for Kansas City Life's proprietary products and those variable products specifically associated with the American Family transaction. The overall impact of this change is not expected to be significant.
Reinsurance Transaction
In April 2013, the Company acquired a block of variable universal life insurance policies and variable annuity contracts from American Family. The transfer was comprised of a 100% modified coinsurance transaction for the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. During 2014, this transaction contributed contract charges of $16.8 million, policyholder benefits and interest credited to policyholder account balances of $3.8 million, and amortization of deferred acquisition costs of $4.4 million. This transaction contributed contract charges of $13.0 million, policyholder benefits and interest credited to policyholder account balances of $3.1 million, and amortization of deferred acquisition costs of $3.6 million for the nine months ended December 31, 2013.
Immaterial Correction of Errors
During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in a reduction to net periodic pension expense of $2.0 million before applicable income taxes and an after-tax increase of $1.3 million to net income and stockholders' equity. The excess amortization had been previously recorded during 2011. Please refer to Note 14 - Pensions and Other Postemployment Benefits for additional information.
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
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that could cause the Company’s future results to differ materially from expected results include, but are not limited to:

•	Changes in general economic conditions, including the performance of financial markets and interest rates;

•	Increasing competition and changes in consumer behavior, which may affect the Company’s ability to sell its products and retain business;

•	Increasing competition in the recruitment of new general agents and agents;

•	Customer and agent response to new products, distribution channels, and marketing initiatives;

•	Fluctuations in experience regarding current mortality, morbidity, persistency, and interest rates relative to expected amounts used in pricing the Company’s products;

•	Changes in assumptions related to DAC and VOBA;

•	Regulatory, accounting, or tax changes that may affect the cost of, or the demand for, the Company’s products or services; and

•	Unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations.
The Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Critical Accounting Estimates
The preparation of the financial statements requires management to use a variety of assumptions and estimates. Actual results may differ from these estimates under different assumptions or conditions. The profitability of life insurance and annuity products is dependent on actual experience, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material. On an ongoing basis, the Company evaluates the estimates, assumptions, and judgments based on historical experience and other information that the Company believes to be relevant under the circumstances. A detailed discussion of significant accounting policies is provided in Note 1 – Nature of Operations and Significant Accounting Policies.
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
The Company monitors the various markets in which its investments are traded. The Company uses various methodologies and techniques to determine a best-estimate of fair value of its investments. However, all factors may not be known or publicly available from which to determine a value and, as such, the fair value used by the Company may not be truly indicative of the actual value available in an active market or an actual exit price if the Company were to sell the security in the current market. See further discussion of the valuation techniques and processes identified in Note 4 – Investments and Note 5 – Fair Value Measurements.
The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. Please refer to Note 1 for information concerning these factors and a description of these risks and uncertainties. The evaluation of loan-backed and similar asset-backed securities, particularly including residential mortgage-backed securities (MBS), requires considerable use of estimates and judgment. Specifically, the Company performs discounted cash flow projections on these securities to evaluate whether the value of the investment is expected to be fully realized. Please see the Analysis of Investments section for additional information.

Mortgage Loans
Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. Management's periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis, which are detailed in Note 6 – Financing Receivables. Generally, the Company establishes the allowance for loan losses using a collective impairment methodology at an overall portfolio level that relies on monitoring certain metrics such as debt service coverage and loan-to-value, as well as other qualitative factors. If the Company determines through its evaluation that a loan has an elevated specific risk profile or it does not expect to collect all contractual cash flows, it then individually assesses the loan's risk profile and may assign an additional specific allowance value.
To the extent the Company's review and valuation determines a loan is impaired, that amount is charged to the allowance for loss and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value or book value of the property with a charge to the allowance for loan losses and a corresponding reduction to the mortgage loan asset. See the Mortgage Loans section of Note 4 for additional information.
Deferred Acquisition Costs, Value of Business Acquired, and Deferred Revenue Liability
Deferred acquisition costs (DAC), principally agent commissions and other selling, selection and issue costs, which are related directly to the successful acquisition of new or renewal insurance contracts, are capitalized as incurred. These costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts.
Historically, when a new block of business was acquired or when an insurance company was purchased, a portion of the purchase price was allocated to a separately identifiable intangible asset, called value of business acquired (VOBA). VOBA is established as the actuarially determined present value of future gross profits of the business acquired and is amortized with interest in proportion to future premium revenues or the expected future profits, depending on the type of business acquired. The concept of VOBA is no longer applied to business combinations. Rather, under current guidance for business combinations, all amounts are reported at fair value at acquisition and an intangible asset (liability) may result due to differences between fair value and consideration paid.
For additional information pertaining to DAC and VOBA, please see Note 1.
Similarly, deferred revenue liabilities (DRL) represent the capitalization of revenues received from contracts as compensation for services to be provided by the Company in future periods. Such loads and charges are reported as unearned revenue in the period received and are subsequently recognized as income over the policy benefit period, using the same assumptions and factors used to amortize DAC. Like DAC, these amounts are amortized in relation to estimated gross profits for interest sensitive and variable insurance products. However, unlike DAC, the amortization of the DRL results in a recognition of revenue rather than expense.

The following table illustrates the estimated sensitivity on a pre-tax basis to DAC and VOBA assets, as well as DRL on interest sensitive products that could occur in a twelve-month period for an unlocking adjustment due to potential changes in significant assumptions. Changes in assumptions of the same magnitude in the opposite direction would have an impact of a similar magnitude but opposite direction of the examples provided. Information included in the table is intended to illustrate potential sensitivity of future expected gross profits or amortization trends.

Amounts in millions			Potential One-Time Reduction To
Critical Accounting Estimate	Determination Methodology	Sensitivity	DAC Asset	VOBA Asset	Deferred Revenue Liability

Mortality Experience	Based on Company mortality experience. Industry experience and trends are also considered.	A 2.5% increase in expected mortality experience for all future years:	$2.3	$1.0	$1.1

Surrender Rates	Based on Company surrender experience. Industry experience and trends are also considered.	A 10% increase in expected surrender rates for all future years:	$1.6	$0.5	$0.2

Interest Spreads	Based on expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees.	A 10 basis point reduction in future interest rate spreads:	$2.2	$0.7	$0.7

Maintenance Expenses	Based on Company experience using an internal expense allocation methodology.	A 10% increase in future maintenance expenses:	$1.8	$0.2	$0.6
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
Pensions and Other Postemployment Benefits (OPEB)
The measurement of pension and other postemployment benefit obligations and costs depends on a variety of assumptions. Changes in the valuation of pension obligations and assets supporting this obligation can significantly impact the funded status. Assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, health care claim costs, health care cost trends, retirement rates, and mortality. Generally, the discount rate, expected return on plan assets, and mortality tables have the most significant impact on the cost. See Note 14 for further details.
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

Consolidated Results of Operations
Summary of Results
The Company earned net income of $30.0 million in 2014 compared to $30.1 million in 2013 and $41.2 million in 2012. Net income per share was $2.74 in 2014 versus $2.73 in 2013 and $3.71 in 2012.
The following table presents variances between the results for the two years ended December 31, 2014 and 2013. Positive amounts reflect favorable impacts to net income.

	2014 Versus 2013	2013 Versus 2012
Insurance and other revenues	$(13,299)	$64,644
Net investment income	(4,772)	(6,414)
Net realized investment gains	(503)	(14,564)
Policyholder benefits and interest credited to policyholder account balances	11,879	(49,067)
Amortization of deferred acquisition costs	(3,660)	(9,186)
Operating expenses	8,884	(453)
Income tax expense	1,398	3,953
Total variance	$(73)	$(11,087)
Information on these variances are presented below.
Sales
The Company’s marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs.  For additional information on the Company's products, marketing, and distribution, please see Item 1. Business. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products. Consumer preferences and customer choices are very hard to predict and significantly influence life and annuity insurance purchases. These changing preferences and choices can result in large fluctuations period to period. The Company attempts to provide a varied portfolio of products that support consumer needs and is constantly assessing new products and opportunities.
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
The Company recognizes conversions of policies and contracts on interest sensitive products to traditional life and annuity products as new premiums at the time of conversion. Most notably, the Company has fixed deferred annuities that may convert to immediate annuities. Deferred annuity contracts typically provide for such conversions as one of several settlement options, and the volume of such conversions can vary based upon the individual needs and decisions of contract owners. In addition, the timing of these conversions can often result in large fluctuations period to period.

The following table presents gross premiums on new and renewal business, less reinsurance ceded, for the three years ended December 31. New premiums are also detailed by product.

	2014	% Change	2013	% Change	2012
New premiums:
Traditional life insurance	$17,694	—%	$17,759	1%	$17,527
Immediate annuities	27,466	(51)%	55,892	348%	12,470
Group life insurance	3,454	16%	2,985	20%	2,492
Group accident and health insurance	14,240	(2)%	14,551	25%	11,648
Total new premiums	62,854	(31)%	91,187	107%	44,137
Renewal premiums	159,338	4%	152,801	2%	149,255
Total premiums	222,192	(9)%	243,988	26%	193,392
Reinsurance ceded	(56,644)	(1)%	(57,458)	—%	(57,303)
Net premiums	$165,548	(11)%	$186,530	37%	$136,089
Consolidated total premiums decreased $21.8 million or 9% in 2014 compared to 2013, as a $28.3 million or 31% decrease in new premiums was partially offset by a $6.6 million or 4% increase in renewal premiums. The decrease in new premiums largely resulted from a $28.4 million decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $17.4 million in 2014, down from $42.4 million in 2013. Excluding the conversions from fixed deferred annuities, total new premiums decreased $3.3 million or 7% in 2014 compared to the prior year. Partially offsetting the decline in new immediate annuity premiums, new group life premiums increased $0.5 million or 16%. The increase in renewal premiums reflected a $0.6 million increase in group life renewal premiums and a $3.0 million or 8% increase in group accident and health renewal premiums, primarily in the dental line. In addition, individual life insurance renewal premiums increased $3.1 million or 3%, principally from the Old American segment.
Consolidated total premiums increased $50.6 million or 26% in 2013 compared to 2012, as total new premiums increased $47.0 million and total renewal premiums increased $3.6 million. The largest component in the increase in new premiums was a $43.4 million increase in new immediate annuity premiums. As noted above, immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums and the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $42.4 million during 2013. Conversions increased in 2013, as compared to 2012, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. In addition, new group accident and health premiums increased $2.9 million, largely in the dental line. Finally, new group life insurance premiums increased $0.5 million or 20% compared to one year earlier. These increases were primarily due to the addition of new distributors and increased sales from existing sales representatives. The increase in renewal premiums was primarily due to a $2.8 million or 3% increase in individual life insurance premiums, principally from the Old American segment. This increase was largely due to higher sales in earlier periods.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2014	% Change	2013	% Change	2012
New deposits:
Universal life insurance	$11,087	(37)%	$17,627	42%	$12,388
Variable universal life insurance	772	(46)%	1,429	154%	563
Fixed annuities	41,821	(9)%	46,040	(19)%	56,788
Variable annuities	32,568	65%	19,791	10%	18,039
Total new deposits	86,248	2%	84,887	(3)%	87,778
Renewal deposits	152,503	(1)%	154,614	10%	140,054
Total deposits	$238,751	—%	$239,501	5%	$227,832

New deposits on interest sensitive products are heavily influenced by the general economic conditions and interest rates available in the marketplace. In addition, the variable life and annuity products are also influenced by the fluctuations in the equity markets. Generally, low interest rate environments present significant challenges to products such as these and enable potential sizeable fluctuations in new sales.
Total new deposits increased $1.4 million or 2% in 2014, following a $2.9 million or 3% decline in 2013 compared to the same periods one year earlier. The increase in 2014 resulted from a $12.8 million or 65% increase in new variable annuity deposits. Partially offsetting this was a $6.5 million or 37% decrease in new universal life deposits and a $4.2 million or 9% decrease in new fixed annuity deposits. The decline in 2013 resulted from a $10.7 million decrease in new fixed annuity deposits. Partially offsetting this change, new universal life deposits increased $5.2 million, new variable universal life deposits increased $0.9 million, and new variable annuity deposits increased $1.8 million.
Total renewal deposits decreased $2.1 million or 1% in 2014, following a $14.6 million or 10% increase in 2013. The reinsurance transaction on variable products increased renewal deposits $25.2 million in 2014 and $20.0 million for the last nine months of 2013. Excluding this transaction, renewal deposits decreased $7.3 million or 5% in 2014, reflecting a $5.5 million decline in fixed annuity renewal deposits, a $0.9 million decline in universal life renewal deposits, and a $0.5 million decline in renewal variable annuity deposits. Excluding this transaction, 2013 renewal deposits decreased $5.4 million or 4%. This reflected a $2.6 million decline in fixed annuity renewal deposits, a $1.3 million decrease in variable annuity renewal deposits, a $0.9 million decrease in universal life renewal deposits, and a $0.6 million decline in variable universal life renewal deposits.
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
Total contract charges increased $5.2 million or 5% in 2014 and $13.6 million or 14% in 2013, relative to the same periods one year earlier. The largest factor in the 2014 increase was the reinsurance transaction, which contributed $16.8 million to contract charges in the twelve months of 2014. This compares to a contribution of $13.0 million from this reinsurance transaction in the last nine months of 2013, as the transaction occurred in April of 2013. Excluding this transaction, total contract charges on all blocks of business increased $1.4 million or 1% in 2014. This increase was principally due to the unlocking described below. The increase in 2013 also largely resulted from the American Family reinsurance transaction, which contributed $13.0 million to contract charges. Excluding this transaction, total contract charges on all blocks of business increased $0.6 million or 1% in 2013. Reserves loads on the Company's open blocks of business increased $1.2 million or 9%. Partially offsetting the changes in reserve loads, cost of insurance charges decreased $0.8 million or 1% from the runoff of closed blocks.
Included in total contract charges are groups of policies and companies that the Company considers to be closed blocks. The closed blocks of business reflect products and entities that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on these closed blocks equaled 42% of total consolidated contract charges during 2014, compared to 41% in 2013. This increase can be attributed to the reinsurance transaction, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 32% of total consolidated contract charges during 2014, down from 33% in 2013. The decline in 2014 reflects the runoff of the business.
At least annually, a review is performed of the assumptions related to profit expectations. If it is determined the assumptions should be revised, the impact is recorded as a change in the revenue reported in the current period as an unlocking adjustment. The Company had unlocking in the DRL in both 2014 and 2013. The unlocking adjustments in both years were primarily associated with mortality and interest margins. This unlocking resulted in a decrease to the deferred revenue liability and an increase to contract charges of $1.8 million and $1.1 million in 2014 and 2013, respectively.

Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income decreased $4.0 million or 2% in 2014 and $5.8 million or 3% in 2013 compared to the same periods one year earlier. The decline in 2014 reflected lower overall yields earned and available on certain investments, which were partially offset by an increase in average assets. In addition, investment expenses increased $0.8 million as compared to prior year, largely due to expenses associated with real estate. In 2013, the return associated with an increase in the average invested assets was more than offset by the lower yields earned and available in the market at the risk level that the Company believed to be acceptable to manage policyholder liabilities.
Fixed maturity securities provided a majority of the Company’s investment income during 2014. Approximately 75% of the Company's investments were in fixed maturity securities at both December 31, 2014 and December 31, 2013. Net investment income from these investments declined $1.3 million or 1% compared to 2013, as a decline in yields earned was partially offset by an increase in average assets.
Investment income from commercial mortgage loans decreased $3.2 million or 8% in 2014. This decline was primarily due to lower yields earned and to a lower mortgage loan portfolio balance compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations. The decline in income from commercial mortgages was also tempered by increased prepayment fees of $2.7 million in 2014 relative to 2013. The increase in prepayment fees during 2014 was primarily due to one large loan prepayment in the fourth quarter.
Investment income from real estate properties increased $1.1 million or 10% in 2014, largely due to the purchase and development of real estate in recent years.
The Company realizes investment gains and losses from several sources, including write-downs of investment securities and mortgage loans, the change in the mortgage loan loss allowance, and sales of investment securities and real estate. Many securities purchased by the Company contain call provisions, which allow the issuer to redeem the securities at a particular price on or at a particular date or within a particular time frame. Depending upon the terms of the call provision and price at which the security was purchased, a gain or loss may be realized.
The Company recorded net realized investment gains of $3.4 million in 2014, $3.9 million in 2013, and $18.4 million in 2012. During 2014, investment losses of $1.5 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. Offsetting these losses, the Company recorded a $4.5 million net gain from investment securities.
During 2013, investment losses of $1.1 million were due to write-downs of investment securities that were considered other-than-temporarily impaired. In addition, the Company recorded losses of $0.1 million on both mortgage loans and real estate investments. Offsetting these losses, the Company recorded a $5.2 million net gain from investment securities.
The Company reviews and analyzes its securities on an ongoing basis to determine whether impairments exist that are other-than-temporary. Based upon these analyses, specific security credit impairments may be written down through earnings as a realized investment loss if the security’s fair value is considered to be other-than-temporarily impaired. Non-credit impairments are charged to other comprehensive income (loss).
The following analysis covers write-downs recorded through earnings that exceeded $0.5 million on a consolidated basis. During 2014, the Company had one security written down through earnings that was equal to $0.7 million on a consolidated basis. This position is an investment in a company within the oil exploration and production sector that is challenged by the reduced oil prices and reduced demand for exploration. During 2013, the Company had one security written down through earnings that was equal to $0.5 million on a consolidated basis. This investment was a collateralized debt obligation that was written down due to an increase in projected future losses on the underlying collateral. During 2012, two securities were written down. The first was a collateralized debt obligation that was written down by $0.5 million due to an increase in projected future losses on the underlying collateral. The second was a corporate security that was written down by $0.6 million due to the expected settlement value after the issuer filed for bankruptcy.
Other Revenues
Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; income received on the sale of low income housing tax credit (LIHTC) investments by a subsidiary of the Company; and net fees charged on products and sales from the Company’s broker-dealer subsidiary, SFS. Other revenues increased $2.5 million or 25% in 2014, following a $0.6 million or 7% increase in 2013. The increase in 2014 was primarily due to the gain realized from the divestiture of certain non-proprietary agent relationships related to SFS, described above in Business Changes.

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
Policyholder benefits decreased $9.0 million or 4% in 2014 compared to 2013, predominantly the result of a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, principally due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to the change in reserves on a comparative basis. In addition, an increase in supplementary contract payments reduced benefit and contract reserves on a year-over-year basis. Partially offsetting these items, changes in the fair value of the GMWB rider contributed a $7.2 million increasing impact in benefit and contract reserves, as discussed further below. In addition, the Company refined its reserve calculation methodology for newly issued business beginning in 2013 such that it now uses a modal reserve methodology. This reserve refinement resulted in a $4.2 million increase in the change in reserves on a comparative basis. In addition, death benefits, net of reinsurance, decreased in 2014 compared to 2013. Partially offsetting the decreases in reserves and net death benefits were increases in supplementary contract and annuity payments and an increase in group benefit payments, largely from the group dental product.
Policyholder benefits increased $51.8 million or 32% in 2013 compared to 2012. This change resulted from increases in benefit and contract reserves, net death benefits, and other benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was an increase in new immediate annuity premiums resulting from conversions of fixed deferred annuities. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Also, the Company refined its reserve calculation estimate for new traditional life insurance issues in 2013 related to adjustments used for modal premiums. The refinements allow for more precise calculations of the reserve liability and resulted in a $4.0 million decrease to the reserve liability. In addition, the change in the fair value of the GMWB rider resulted in a $2.7 million decreasing impact in benefit and contract reserves. In addition, an increase in supplementary contract payments reduced benefit and contract reserves. Also, the recapture of a block of previously reinsured policies in 2012 increased benefit and contract reserves, with no corresponding increase in 2013. The increase in other benefits was primarily due to higher supplementary contract and immediate annuity payments and increased dental benefits.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. At December 31, 2014, the fair value of the liability increased $3.6 million compared to the fair value at December 31, 2013. This change can be largely attributed to decreases in risk-free swap rates, partially offset by favorable capital market returns. At December 31, 2013, the fair value of the liability decreased $3.6 million compared to the fair value at December 31, 2012. This change can be primarily attributed to favorable returns in the capital markets and increases in risk-free swap rates.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $2.8 million or 4% in 2014 and $2.7 million or 3% in 2013. The decline in 2014 was due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances. The decline in 2013 reflected lower policyholder account balances and a decline in crediting rates compared to 2012. In both 2014 and 2013, the Company lowered crediting rates on in force funds at the beginning of each year and adjusted new money rates in response to changing market rates for those products not already at their minimum crediting rate.
Total policyholder account balances decreased $24.2 million or 1% during 2014, following a $31.8 million or 1% decrease in 2013. The average interest rate credited to policyholder account balances was 3.67% in 2014, 3.75% in 2013, and 3.89% in 2012. Investment yields on the assets matched to these liabilities were 5.03% in 2014, 5.24% in 2013, and 5.51% in 2012.

Amortization of DAC
The amortization of DAC increased $3.7 million or 10% in 2014, following a $9.2 million or 33% increase in 2013. The increase in 2014 reflected an unlocking adjustment that increased DAC amortization $1.7 million compared to an unlocking adjustment that increased DAC amortization $0.2 million in 2013. In addition, DAC amortization also increased due to the reinsurance transaction on variable products, which contributed $4.4 million to DAC amortization in 2014, compared to $3.6 million in 2013. Included in DAC amortization for the reinsurance transaction was a $0.4 million reduction from an unlocking adjustment in 2014. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $2.8 million or 8% in 2014 compared with the prior year. Another factor was the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above. These refinements in 2013 resulted in a comparative $1.9 million decrease in amortization of DAC for traditional life products in 2014.
The increase in 2013 was due, in part, to the reinsurance transaction on variable products. This transaction added $3.6 million to amortization in 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $5.6 million or 20% in 2013 compared with the prior year. This increase reflected modal refinements, as described above, totaling $3.6 million. These refinements reduced the DAC asset and increased DAC amortization, however the offsetting impact on reserves resulted in an immaterial impact to net income. Also contributing to the increase was an unlocking adjustment that increased DAC amortization $0.2 million in 2013, compared to an unlocking adjustment that decreased DAC amortization $1.3 million in 2012.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the attainment of new business, expenses from the Company’s operations, the amortization of VOBA, and other expenses. In total, operating expenses decreased $8.9 million or 8% in 2014. This change followed a $0.5 million or less than 1% increase in 2013. The decrease in 2014 was primarily attributable to lower salary and benefit costs and a decrease in the amortization of VOBA, as discussed below. The decrease in benefit costs was largely due to reduced retirement, incentive, and deferred compensation plan expenses. The increase in 2013 was primarily due to higher employee salaries and employee benefit costs, consulting fees, and fees related to the servicing arrangement on the block of policies acquired from American Family. Partially offsetting these changes were decreases in depreciation expense, legal fees, and amortization of VOBA, as discussed below.
The amortization of VOBA will generally decline over time, as policies run off. In addition, VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made to the current period VOBA amortization. The amortization of VOBA decreased $2.6 million or 49% in 2014, principally due to an unlocking adjustment that decreased VOBA amortization $1.5 million in 2014 compared to an unlocking adjustment that increased VOBA amortization $0.9 million in 2013. The amortization of VOBA decreased $1.7 million or 24% in 2013 compared to 2012, primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.9 million in 2013. This compares to an unlocking adjustment that increased DAC amortization $2.4 million in 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million.
Income Taxes
The Company recorded income tax expense of $13.0 million or 30% of income before tax in 2014, compared to income tax expense of $14.4 million or 32% of income before tax in 2013 and income tax expense of $18.3 million or 31% of income before tax in 2012. The decrease in tax expense in 2014 versus 2013 was primarily due to lower income before tax, a reduction in nondeductible expenses, and investments in affordable housing tax credits. The decrease in the effective tax rate in 2014 was primarily due to favorable changes in low income housing tax credit investments, as further discussed below, and a reduction in nondeductible expenses. The decrease in tax expense in 2013 versus 2012 was primarily due to lower income before tax. Favorable changes in low income housing tax credit investments decreased the effective rate in 2013, but this was offset by the impact of higher nondeductible expenses.
On December 31, 2014, the Company elected to early adopt FASB Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU No. 2014-01 permits reporting entities to make an accounting policy election to use the proportional amortization method. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Please refer to Note 3 - Adoption of New Accounting Principle for information regarding the adoption.
The Company’s investment in affordable housing decreased tax expense in 2014, as low income housing credits earned exceeded the proportional amortization of the investment by $1.6 million or 4% of income before tax. In 2013, low income housing credits earned exceed the proportional amortization of the investments by $1.3 million or 3% of income before tax. The favorable changes resulted in a decrease of the effective tax rate when compared to prior year.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the reinsurance assumption transaction and acquired blocks are included with the Individual Insurance segment. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment uses internal sales representatives to market through a nationwide sales force of general agents, agents, and independent brokers, and also markets products through third party providers that market directly or through independent brokers. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 19.
Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the years ended December 31. Amounts attributable to the American Family reinsurance transaction are included in the results for the years ended December 31, 2014 and 2013.

	2014	2013	2012
Insurance revenues:
Net premiums	$32,280	$60,369	$16,885
Contract charges	118,649	113,454	99,894
Total insurance revenues	150,929	173,823	116,779
Investment revenues:
Net investment income	152,986	157,580	163,706
Net realized investment gains, excluding other-than-temporary impairment losses	4,923	4,680	20,714
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,176)	(1,031)	(2,491)
Portion of impairment losses recognized in other comprehensive income (loss)	647	(73)	809
Net other-than-temporary impairment losses recognized in earnings	(1,529)	(1,104)	(1,682)
Total investment revenues	156,380	161,156	182,738
Other revenues	12,267	9,847	9,196
Total revenues	319,576	344,826	308,713

Policyholder benefits	117,511	136,114	86,627
Interest credited to policyholder account balances	76,463	79,294	82,043
Amortization of deferred acquisition costs	23,668	20,440	14,712
Operating expenses	62,653	71,267	70,711
Total benefits and expenses	280,295	307,115	254,093

Income before income tax expense	39,281	37,711	54,620

Income tax expense	11,632	11,974	16,624

Net income	$27,649	$25,737	$37,996
The net income for this segment in 2014 was $27.6 million, compared to $25.7 million in 2013 and $38.0 million in 2012. Factors contributing to the increase in 2014 were increases in contract charges and other revenues, along with decreases in interest credited to policyholder account balances and operating expenses. Partially offsetting these favorable items was a decrease in net investment income and an increase in the amortization of deferred acquisition costs. In addition, a $28.1 million decrease in net premiums was partially offset by a $18.6 million decrease in policyholder benefits, in large part related to the conversion of fixed deferred annuity products. Additional information on these items is presented below.
The Individual Insurance segment is central to the Company’s overall performance and contributed 53% of consolidated insurance revenues for the year ended December 31, 2014, compared to 58% and 49%, respectively, for the years ended December 31, 2013 and 2012. In addition, this segment provided 92% of consolidated net income for the year ended December 31, 2014, compared to 85% and 93%, respectively, for the years ended December 31, 2013 and 2012.
Total insurance revenues decreased $22.9 million or 13% in 2014, following a $57.0 million or 49% increase in 2013 compared to the same periods one year earlier. In 2014, gross premiums decreased 27%, contract charges increased 5%, and reinsurance ceded increased 1%. In 2013, gross premiums increased 74%, contract charges increased 14%, and reinsurance ceded was essentially flat.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the three years ended December 31. New premiums are also detailed by product.

	2014	% Change	2013	% Change	2012
New premiums:
Traditional life insurance	$4,922	3%	$4,776	4%	$4,607
Immediate annuities	27,466	(51)%	55,892	348%	12,470
Total new premiums	32,388	(47)%	60,668	255%	17,077
Renewal premiums	42,621	1%	42,069	—%	41,967
Total premiums	75,009	(27)%	102,737	74%	59,044
Reinsurance ceded	(42,729)	1%	(42,368)	—%	(42,159)
Net premiums	$32,280	(47)%	$60,369	258%	$16,885
Total premiums for this segment decreased $27.7 million or 27% in 2014, following a $43.7 million or 74% increase in 2013. Total new premiums decreased $28.3 million in 2014, due to a $28.4 million decline in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums and the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $17.4 million, down from $42.4 million in 2013. As mentioned above, conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Total new premiums increased $43.6 million in 2013 from 2012. This increase was primarily due to a $43.4 million increase in new immediate annuity premiums, reflecting the conversions mentioned above. Total renewal premiums increased 1% in 2014 and were essentially flat in 2013, compared to the same periods in the prior years.
The following table provides detail by new and renewal deposits for the three years ended December 31. New deposits are also detailed by product.

	2014	% Change	2013	% Change	2012
New deposits:
Universal life insurance	$11,087	(37)%	$17,627	42%	$12,388
Variable universal life insurance	772	(46)%	1,429	154%	563
Fixed annuities	41,821	(9)%	46,040	(19)%	56,788
Variable annuities	32,568	65%	19,791	10%	18,039
Total new deposits	86,248	2%	84,887	(3)%	87,778
Renewal deposits	152,503	(1)%	154,614	10%	140,054
Total deposits	$238,751	—%	$239,501	5%	$227,832
Total new deposits increased $1.4 million or 2% in 2014, compared to a $2.9 million or 3% decline in 2013. The increase in 2014 resulted from a $12.8 million or 65% increase in new variable annuity deposits. Partially offsetting this improvement, new universal life deposits decreased $6.5 million or 37% and new fixed annuity deposits declined $4.2 million or 9%. The decline in 2013 resulted from a $10.7 million decrease in new fixed annuity deposits. Partially offsetting this change, new universal life deposits increased $5.2 million, new variable universal life deposits increased $0.9 million, and new variable annuity deposits increased $1.8 million.
Total renewal deposits decreased $2.1 million or 1% in 2014, following a $14.6 million or 10% increase in 2013. The reinsurance transaction on variable products increased renewal deposits $25.2 million in 2014 and $20.0 million in 2013, as the transaction occurred in April of 2013. Excluding this transaction, renewal deposits decreased $7.3 million or 5% in 2014, reflecting a $5.5 million decline in fixed annuity renewal deposits and a $0.9 million decline in universal life renewal deposits. Further, excluding the impact of this transaction, 2013 renewal deposits decreased $5.4 million or 4% compared to the prior year. This reflected a $2.6 million decline in fixed annuity renewal deposits, a $1.3 million decrease in variable annuity renewal deposits, a $0.9 million decrease in universal life renewal deposits, and a $0.6 million decline in variable universal life renewal deposits.
Contract charges increased $5.2 million or 5% in 2014 and $13.6 million or 14% in 2013, compared to the same periods one year earlier. The increase in 2014 was largely due to the reinsurance transaction and unlocking. The reinsurance transaction contributed $16.8 million to contract charges in 2014 and $13.0 million for the last nine months of 2013, as the reinsurance transaction occurred in April of 2013. In addition, unlocking adjustments increased deferred revenue $1.8 million in 2014 and $1.1 million in 2013. The increase in 2013 was also largely due to the reinsurance transaction on variable products. Excluding this transaction, contract charges increased $0.6 million or 1%, as a $1.3 million increase in reserve loads was partially offset by a $0.8 million decrease in cost of insurance charges.
Total contract charges on closed blocks comprised 42% of total consolidated contract charges during 2014, up slightly from 41% in 2013. Total contract charges on closed blocks increased 7% from $46.6 million in 2013 to $49.7 million in 2014. This increase can be attributed to the reinsurance transaction, which is considered a closed block. Excluding this transaction, total contract charges on closed blocks equaled 32% of total consolidated contract charges during 2014 compared to 33% during 2013. This decline reflects the runoff of the business. Total contract charges on active blocks of business, where there is ongoing marketing for new sales, increased 3% in 2014 compared to 2013. This change, in part, reflected the unlocking mentioned above.
Net investment income decreased $4.6 million in 2014 and $6.1 million in 2013. The decline in 2014 reflected lower overall yields earned and available, partially offset by an increase in average assets. The decline in 2013 reflected an increase in average invested assets that was more than offset by lower yields earned.
Other revenues increased $2.4 million or 25% in 2014, following a $0.7 million or 7% increase in 2013. The increase in 2014 was primarily due to revenue resulting from the divestiture of certain non-proprietary agent relationships related to SFS described previously.
Policyholder benefits decreased $18.6 million or 14% in 2014, compared to a $49.5 million or 57% increase in 2013. The two largest factors in the 2014 decline were a decrease in benefit and contract reserves and a decrease in death benefits, net of reinsurance. Several factors contributed to the change in reserves. The largest factor was a decrease in immediate annuity premiums, principally due to a lower volume of conversions of fixed deferred annuities. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decline in premiums results in a decrease in the change in reserves on a comparative basis. Partially offsetting this decline, changes in the fair value of the GMWB rider resulted in a $7.2 million increasing impact in benefit and contract reserves. In addition, an increase in supplementary contract payments reduced benefit and contract reserves on a comparative basis year over year. Partially offsetting the decreases in reserves and net death benefits were increases in supplementary contract and annuity payments.
This increase in 2013 resulted from increases in benefit and contract reserves, net death benefits, and net other benefits. Several factors contributed to the change in reserves. The largest factor was an increase in new immediate annuity premiums resulting from conversions of fixed deferred annuities. Conversions increased in 2013, reflecting an increase in eligible deferred annuities and changes in marketing and policyholder communications. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and an increase in premiums results in an increase to reserves on a comparative basis. Also, the Company refined its reserve calculation methodology for new traditional life insurance issues in 2013. The refinements allow for more precise calculations of the reserve liability and resulted in a decrease to the reserve liability of $1.3 million. Also, an increase in supplementary contract payments reduced benefit and contract reserves. In addition, the change in the fair value of the GMWB rider resulted in a $3.6 million decreasing impact in benefit and contract reserves. Also, the recapture of a block of previously reinsured policies in 2012 increased benefit and contract reserves with no corresponding increase in 2013. The increase in other benefits was primarily due to higher supplementary contract and immediate annuity payments.
Interest credited to policyholder account balances decreased $2.8 million or 4% in 2014 and $2.7 million or 3% in 2013. The decline in 2014 was due to lower average crediting rates, including reduced interest bonuses, as well as a decrease in policyholder account balances compared to 2013. The decline in 2013 reflected lower policyholder account balances and a decline in crediting rates compared to 2012.

The amortization of DAC increased $3.2 million or 16% in 2014 and $5.7 million or 39% in 2013. The increase in 2014 reflected an unlocking adjustment that increased DAC amortization $1.7 million compared to an unlocking adjustment that increased DAC amortization $0.2 million in 2013. In addition, DAC amortization also increased due to the reinsurance transaction on variable products, which contributed $4.4 million to DAC amortization in 2014, compared to $3.6 million in 2013. Included in DAC amortization for the reinsurance transaction was a $0.4 million reduction from an unlocking adjustment in 2014. Excluding the reinsurance transaction, the amortization of deferred acquisition costs increased $2.4 million or 14% in 2014 compared with the prior year. Another factor was the refinement in reserve calculation estimate for new traditional life insurance issues mentioned above. These refinements in 2013 resulted in a comparative $1.0 million decrease in amortization of DAC for traditional life products in 2014.
The largest factor of the increase in 2013 was the amortization of the DAC asset that was established from the reinsurance transaction. This transaction added $3.6 million to amortization in 2013. Excluding this transaction, the amortization of deferred acquisition costs increased $2.1 million or 15% in 2013. This increase was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased DAC amortization $0.2 million in 2013, compared to an unlocking adjustment that decreased DAC amortization $1.3 million in 2012. As indicated above, the Company also had a refinement in its reserve method for new traditional life insurance issues in 2013 that impacted the amortization for each quarter. This change increased DAC amortization approximately $0.9 million in 2013, however the offsetting impact on reserves resulted in an immaterial impact to net income.
Operating expenses decreased $8.6 million or 12% in 2014, following a $0.6 million or 1% increase in 2013. The decrease in 2014 was primarily attributable to lower salary and benefit costs and a decrease in the amortization of VOBA, as discussed below. The decrease in benefit costs was largely due to reduced retirement, incentive, and deferred compensation plan expenses. The increase in 2013 was primarily due to higher employee salaries and employee benefit costs, consulting fees, and fees related to the servicing arrangement on the block of policies acquired from American Family. Partially offsetting these were decreases in depreciation expense, legal fees, and amortization of VOBA, as discussed below.
The amortization of VOBA decreased $2.4 million or 47% in 2014 and $1.7 million or 25% in 2013. The decrease in 2014 was principally due to an unlocking adjustment that decreased VOBA amortization $1.5 million in 2014 compared to an unlocking adjustment that increased VOBA amortization $0.9 million in 2013. The 2013 decline was primarily the result of unlocking adjustments in both 2013 and 2012. Unlocking increased VOBA amortization $0.9 million in 2013, compared to an unlocking adjustment that increased VOBA amortization of $2.4 million in 2012. In addition, the Company had refinements in methodology in 2013 that increased VOBA amortization $0.3 million.
Group Insurance
The following table presents financial data of the Group Insurance business segment for the years ended December 31.

	2014	2013	2012
Insurance revenues:
Net premiums	$57,852	$53,021	$48,823
Total insurance revenues	57,852	53,021	48,823
Investment revenues:
Net investment income	521	488	524
Other revenues	199	147	145
Total revenues	58,572	53,656	49,492

Policyholder benefits	33,421	29,144	26,803
Operating expenses	24,346	23,702	23,699
Total benefits and expenses	57,767	52,846	50,502

Income (loss) before income tax expense (benefit)	805	810	(1,010)

Income tax expense (benefit)	282	284	(354)

Net income (loss)	$523	$526	$(656)

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the three years ended December 31. New premiums are also detailed by product.

	2014	% Change	2013	% Change	2012
New premiums:
Group life insurance	$3,454	16%	$2,985	20%	$2,492
Group dental insurance	8,094	(3)%	8,330	83%	4,553
Group disability insurance	6,146	(1)%	6,221	(12)%	7,095
Total new premiums	17,694	1%	17,536	24%	14,140
Renewal premiums	52,525	8%	48,842	2%	47,861
Total premiums	70,219	6%	66,378	7%	62,001
Reinsurance ceded	(12,367)	(7)%	(13,357)	1%	(13,178)
Net premiums	$57,852	9%	$53,021	9%	$48,823
Sales from internal sales representatives through independent general agents and agents accounted for approximately 70% of this segment's total premiums during 2014, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
The Affordable Care Act (ACA) directly impacts this segment’s dental and vision products.  Dental plans must meet federally regulated certification requirements, including purchases made outside public exchanges, to provide Essential Health Benefits to become a Qualified Health Plan.  The Company has reviewed the complex and far-reaching requirements of this legislation and implemented changes to this segment’s dental and vision products to meet certification requirements in key states for 2015 enrollments.  In 2014, many employers focused on addressing their medical benefits and compliance with ACA requirements and made relatively fewer changes in non-medical benefits. As a result, sales of non-medical benefits were lower in 2014. The Company believes it is well positioned for 2015 having achieved the necessary certification for the dental products.
New group direct premiums increased 1% in 2014 compared with the prior year. This increase reflected a $0.5 million or 16% increase in group life sales and a $0.3 million or 14% increase in long-term disability premiums. These sales increases were partially offset by a $0.3 million or 7% decrease in short-term disability sales and a $0.2 million or 3% decrease in dental premiums. New group premiums increased $3.4 million or 24% in 2013 compared with 2012. The increase in 2013 reflected a $3.8 million or 83% increase in dental premiums, a $0.5 million or 20% increase in group life sales, and a $0.3 million or 19% increase in long-term disability premiums. These sales increases were partially offset by a $1.1 million or 21% decrease in short-term disability sales.
Renewal premiums increased $3.7 million or 8% during 2014 compared with 2013. The renewal premium increase in 2014 was primarily due to a $3.4 million or 15% increase in group dental premiums and a $1.0 million or 11% increase in group life premiums. The increase in these product lines was the result of improved retention on existing business. Renewal premiums increased $1.0 million or 2% in 2013 compared with 2012. Renewal premium increases in 2013 included improvements of $0.6 million or 8% in group life and $0.7 million or 5% in the disability lines. These were partially offset by a $0.3 million or 2% decrease in the dental line.
This segment uses targeted reinsurance in several of its product lines to help mitigate risk and allow for a higher volume of sales and profitability. While most of the Company’s group products are reinsured, the group dental product is not reinsured. Reinsurance ceded premiums totaled $12.4 million in 2014, a decrease of $1.0 million or 7% compared with 2013. Reinsurance ceded premiums in 2013 totaled $13.4 million, an increase of $0.2 million or 1% compared with 2012.
Policyholder benefits increased $4.3 million or 15% in 2014 compared with 2013. This was largely the result of a $2.9 million increase in dental benefits and a $0.6 million increase in group life benefit payments. In 2013, policyholder benefits increased $2.4 million or 9% compared with 2012. This increase was primarily the result of a $1.8 million increase in dental benefits and a $0.6 million increase in group life benefit payments. The increased sales in the group dental line drove the increase in benefits for both 2014 and 2013. This segment prices products to achieve an expected return given certain benefit expectations assumed at sale. Product results are reviewed each year to determine if profit expectations were met and adjustments to renewal premiums are necessary.
As part of the evaluation of each group and each product's performance, this segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. Generally, within each product line, a lower ratio reflects improved results. The overall ratio for the group segment was 58% in 2014 and 55% in both 2013 and 2012. The increase in 2014 was primarily from the long-term disability line.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the segment's operations. Operating expenses for this segment increased $0.6 million or 3% in 2014, largely from increased commissions paid on new and renewal sales. Operating expenses were flat in 2013 as compared to 2012.
Old American
The following table presents financial data of the Old American business segment for the years ended December 31.

	2014	2013	2012
Insurance revenues:
Net premiums	$75,822	$73,535	$70,773
Total insurance revenues	75,822	73,535	70,773
Investment revenues:
Net investment income	11,461	11,672	11,924
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(21)	325	(560)
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(1)	(35)
Portion of impairment losses recognized in other comprehensive income (loss)	(4)	(28)	(1)
Net other-than-temporary impairment losses recognized in earnings	(4)	(29)	(36)
Total investment revenues	11,436	11,968	11,328
Other revenues	19	3	13
Total revenues	87,277	85,506	82,114

Policyholder benefits	52,014	46,736	46,748
Amortization of deferred acquisition costs	17,220	16,788	13,330
Operating expenses	15,145	16,048	16,151
Total benefits and expenses	84,379	79,572	76,229

Income before income tax expense	2,898	5,934	5,885

Income tax expense	1,080	2,134	2,075

Net income	$1,818	$3,800	$3,810
Net income for this segment totaled $1.8 million in 2014 and $3.8 million in 2013 and 2012. The decrease in net income for 2014 was primarily due to a $5.3 million increase in policyholder benefits. The change in policyholder benefits was due to increased benefit and contract reserves. Partially offsetting this increase was a $2.3 million increase in net premiums and a $0.9 million decrease in operating expenses. The 2013 results reflected increases in premiums and net realized investment gains, along with a decrease in benefit and contract reserves. These favorable changes were offset by increases in death benefits, net of reinsurance, and amortization of DAC.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the three years ended December 31.

	2014	% Change	2013	% Change	2012
New individual life premiums	$12,772	(2)%	$12,983	—%	$12,920
Renewal premiums	64,598	4%	62,285	4%	59,819
Total premiums	77,370	3%	75,268	3%	72,739
Reinsurance ceded	(1,548)	(11)%	(1,733)	(12)%	(1,966)
Net premiums	$75,822	3%	$73,535	4%	$70,773
Total new premiums decreased 2% in 2014 and were flat in 2013. Renewal premiums on traditional life business totaled $64.6 million, a $2.3 million increase versus the prior year. The Company continues to experience increases in renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
This segment focuses on the recruitment and development of new agencies and agents, with the intent and direction being to generate improved production from existing agencies and agents, and expanding or opening territories believed to offer additional growth opportunities. Further, this segment also focuses on servicing its policyholders and creating and maintaining products that are priced to be competitive in the senior market.
Net investment income decreased $0.2 million or 2% in 2014 and $0.3 million or 2% in 2013. Old American's investment portfolio is predominantly invested in fixed maturity securities and mortgage loans. While average invested assets increased in both years, the overall portfolio yields declined in both periods. The declining yields reflected the reduced rates available in the fixed income market. In addition, Old American had a small net realized investment loss in 2014 compared with a net realized investment gain of $0.3 million in 2013. These gains and losses are largely from calls and sales of certain investments.
Policyholder benefits increased $5.3 million in 2014 due to an increase in benefit and contract reserves. This increase was the result of several factors, including a larger in-force block of business, fewer policy terminations, the low interest rate environment, and the 2013 change in reserve calculation methodology. The reserve method change was a transition from a mean reserve calculation to a more refined modal reserve calculation on new policies issued beginning in 2013. For business issued in 2013 and continuing to remain in force in 2014, the reserve calculation resulted in a $3.1 million increase in the change in reserves compared to one year earlier. Total policyholder benefits were flat in 2013 compared with 2012. Net death benefits increased in 2013, reflecting less favorable mortality results and an increase in the overall block of business. While mortality remained within pricing assumptions, the increase in death benefits, in part, reflected the growth of sales in recent years. In addition, the change in reserving methodology for new policies, described above, reduced benefit and contract reserves by $2.8 million in 2013.
The Company uses the policyholder benefit ratio to measure comparability of improvement in revenue results to changes in contract benefits. This ratio is derived by dividing policyholder benefits, net of reinsurance, by total revenues excluding realized investment gains and losses. The ratio has remained relatively consistent over the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Total revenue	$87,277	$85,506	$82,114
Less: Realized investment gains (losses)	(25)	296	(596)
Revenue excluding realized investment gains (losses)	87,302	85,210	82,710

Policyholder benefits	52,014	46,736	46,748

Policyholder benefit ratio	60%	55%	57%
The amortization of DAC increased $0.4 million or 3% during 2014 compared to prior year. This increase reflects the growth of DAC that has resulted from increased sales in recent periods. This was partially offset by a decrease in amortization that resulted from the prior year refinement in reserve calculation estimate for new traditional life insurance issues mentioned previously. These refinements resulted in a $1.0 million decrease in amortization of DAC for traditional life products in 2014. The amortization of DAC increased $3.5 million or 26% in 2013 compared with 2012. These increases were primarily the result of the change in reserve methodology, as described above.

Operating expenses decreased $0.9 million or 6% in 2014 and $0.1 million or 1% in 2013 compared with the prior years. The decrease in 2014 was largely the result of an increase in the portion of commissions and production allowances that were capitalized and the elimination of VOBA amortization. In 2013, the Company amortized the final $0.2 million of the value of business acquired (VOBA) from the original acquisition of Old American more than 20 years earlier.

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
The following table provides asset class detail of the investment portfolio at December 31. Fixed maturity and equity securities represented 77% and 75% of the entire investment portfolio at December 31, 2014 and 2013.

	2014	% of Total	2013	% of Total
Fixed maturity securities	$2,726,731	76%	$2,618,620	74%
Equity securities	24,881	1%	23,116	1%
Mortgage loans	541,180	15%	629,256	18%
Real estate	181,082	5%	137,630	4%
Policy loans	83,553	2%	83,518	2%
Short-term investments	39,107	1%	40,712	1%
Other investments	462	—	12,517	—
Total	$3,596,996	100%	$3,545,369	100%
The Company uses actual or equivalent Standard & Poor's ratings to determine the investment grading of fixed maturity securities available for sale. The Company had 95% of its fixed maturity securities available for sale above investment grade at December 31, 2014, compared with 93% one year earlier.
The fair value of fixed maturity securities with unrealized losses was $285.8 million at December 31, 2014, compared with $625.9 million one year earlier. The decrease primarily reflected a decline in market interest rates during 2014. Ninety-four percent of security investments with an unrealized loss were investment grade and accounted for 82% of the total unrealized losses. One year earlier, 91% of securities with an unrealized loss were investment grade and accounted for 90% of the total unrealized losses. At December 31, 2014, the Company had gross unrealized losses on fixed maturity and equity securities of $11.8 million that were offset by $186.4 million in gross unrealized gains. At December 31, 2013, the Company had $33.9 million in gross unrealized losses on fixed maturity and equity securities, offset by $158.3 million in gross unrealized gains. At December 31, 2014, 89% of the fixed maturity and equity securities portfolio had unrealized gains, an increase from 76% at December 31, 2013. The increase largely reflects an overall decrease in interest rates during 2014. The Company had a decrease in gross unrealized losses in most categories from year-end 2013 to year-end 2014 due to a decline in market interest rates during 2014. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $2.9 million or 25% of the security values in a gross loss position at December 31, 2014. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer increased from $7.6 million at December 31, 2013 to $8.9 million at December 31, 2014.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at December 31, 2014 and should be considered in conjunction with information in Note 4.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$295,543	$286,130	$9,413
Unrealized losses of 20% or less and greater than 10%	8,973	7,874	1,099
Subtotal	304,516	294,004	10,512
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	663	245
Total investment grade	908	663	245
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	663	245
Subtotal	305,424	294,667	10,757

Securities owned with realized impairment:
Unrealized losses of 10% or less	—	—	—
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	—	—	—
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	3,688	2,658	1,030
Twelve months or greater	—	—	—
Total investment grade	3,688	2,658	1,030
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	3,688	2,658	1,030
Subtotal	3,688	2,658	1,030
Total	$309,112	$297,325	$11,787

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at December 31, 2013 and should be considered in conjunction with information in Note 4.

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
At December 31, 2014, 89% of the unrealized losses were less than 20% of the amortized cost, compared to 93% at December 31, 2013.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at December 31, 2014.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$7,953	3%	$47	—%
AA	37,702	13%	1,670	15%
A	91,299	32%	2,840	26%
BBB	132,230	46%	4,580	41%
Total investment grade	269,184	94%	9,137	82%
BB	13,969	5%	1,031	9%
B and below	2,657	1%	1,029	9%
Total below investment grade	16,626	6%	2,060	18%
	$285,810	100%	$11,197	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 40% of the total at December 31, 2014 and 2013.
A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities are largely composed of asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 22 and 24 non-U.S. agency mortgage-backed securities that were determined to have such indications at December 31, 2014 and December 31, 2013, respectively. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

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

	2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%

	2013
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	5.5%	35%	41%	16.0%	30.0%
2004	1.0%	6.9%	35%	51%	8.0%	20.0%
2005	3.9%	13.2%	40%	64%	6.0%	18.0%
2006	5.7%	7.5%	35%	85%	8.0%	16.0%
2007	11.4%	11.4%	52%	52%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's invested assets were in these types of investments at December 31, 2014 and 2013.
The Company has investments in non-U.S. Agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings, and other factors.

The following tables divide these investment types among vintage and credit ratings at December 31, 2014.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.
The following tables divide these investment types among vintage and credit ratings at December 31, 2013.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$12,641	$12,178	$463
2004	8,939	8,808	131
Total investment grade	21,580	20,986	594
Below investment grade:
2004	36,094	34,718	1,376
2005	63,398	63,873	(475)
2006	5,884	4,906	978
2007	3,787	3,609	178
Total below investment grade	109,163	107,106	2,057
Other structured securities:
Investment grade	52,560	53,410	(850)
Below investment grade	15,323	16,509	(1,186)
Total other	67,883	69,919	(2,036)
Total structured securities	$198,626	$198,011	$615
1 This table accounts for all vintages owned by the Company.
Net unrealized gains on investments in non-U.S. Agency structured securities were $4.3 million at December 31, 2014, compared to a net unrealized gain of $0.6 million at December 31, 2013. Net unrealized gains on these securities as a percent of total amortized cost at December 31, 2014 was 2% compared to less than 1% one year earlier.

The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at December 31, 2014 had a fair value of $105.3 million with a net unrealized gain of $4.8 million, which compares to the December 31, 2013 fair value of $118.1 million and a net unrealized gain of $3.5 million.
The Company evaluated the current status of all investments previously written down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company’s evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during 2014 or 2013.
The Company maintains a diversified investment portfolio, including 5% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at December 31, 2014. Approximately 64% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at December 31, 2014. The Company has no holdings in European sovereign debt and all investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at December 31, 2014 was $266.6 million with a net unrealized gain of $9.3 million. This compares to a fair value of $233.2 million with a net unrealized gain of $4.8 million at December 31, 2013.
The Company did not have any material direct exposure to financial guarantors at December 31, 2014 or December 31, 2013. The Company's indirect exposure to financial guarantors totaled $24.8 million, which was 1% of the Company's investments at December 31, 2014. The unrealized gains on these investments totaled $2.9 million at December 31, 2014. The Company’s indirect exposure to financial guarantors at December 31, 2013 totaled $28.0 million, which was 1% of the Company’s investment assets. Total unrealized gains on these investments totaled $2.3 million at December 31, 2013.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 15% and 18% of total invested assets at December 31, 2014 and 2013, respectively. Real estate investments were 5% and 4% of total invested assets at December 31, 2014 and 2013, respectively. Policy loans and short-term investments comprised 3% of total invested assets at December 31, 2014 compared to 4% at December 31, 2013.
Investments in mortgage loans totaled $541.2 million at December 31, 2014 ($629.3 million - December 31, 2013). The commercial mortgage loan portfolio declined $88.1 million during 2014, primarily due to loans that were prepaid. The Company had a $2.7 million increase in income from prepayment fees in 2014 relative to 2013. The increase in prepayment fees during 2014 was primarily due to one large loan prepayment in the fourth quarter. The increase in prepayments during 2014 was driven by increased availability of alternative sources of refinancing in the market and the decline in interest rates. In addition, the Company had other payments and maturities in mortgage loans totaling $69.0 million and $66.8 million for 2014 and 2013, respectively. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $1.9 million at December 31, 2014 and $3.3 million December 31, 2013. The allowance decreased due to the Company's assessment of an improvement in the macro-environmental risk and a decrease in the size of the portfolio. The Company evaluates the macro-environmental risk on an ongoing basis using multiple considerations. The Company's assessment of the perceived market liquidity and current industry conditions, including loss and delinquency experience, warranted the decrease in the reserve. For additional information on the Company’s mortgage loan portfolio, please see Note 4.

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
Net cash provided by operating activities was $38.2 million in the year ended December 31, 2014. The primary sources of cash from operating activities in 2014 were premium receipts and net investment income. The primary uses of cash from operating activities in 2014 were for the payment of policyholder benefits and operating expenses. Net cash used for investing activities was $9.4 million. The primary sources of cash were sales, maturities, calls, and principal paydowns of investments totaling $369.8 million. Offsetting these, the Company's new investments totaled $379.1 million. Net cash used by financing activities was $26.0 million, primarily including $19.0 million of withdrawals, net of deposits, from interest sensitive policyholder account balances, and reflecting the payment of $11.8 million in stockholder dividends.
Separate Accounts
At December 31, 2014, the Company had $406.5 million in separate account assets.  This was an increase of $13.1 million from $393.4 million at December 31, 2013.  Investment performance of the funds increased separate accounts $24.3 million versus an increase of $69.5 million in 2013.  Deposits in separate accounts increased to $47.3 million in 2014 from $36.5 million in 2013. Policyholder withdrawals increased $4.0 million to $39.2 million in 2014 from $35.2 million in 2013.  Transfers to the general account totaled $5.9 million in 2014 and $4.3 million in 2013. In addition, contract charges increased to $13.5 million in 2014 from $13.1 million in 2013.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the Federal Home Loan Bank of Des Moines (FHLB). At December 31, 2014 and 2013, there were no outstanding balances with the FHLB. The Company had access to unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding at December 31, 2014. These lines of credit will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due. The Company had access to unsecured revolving lines of credit of $60.0 million with two major commercial banks with no balances outstanding at December 31, 2013. The Company increased the total lines of credit $10.0 million in 2014 to improve aggregate liquidity available.
Capital Resources
The Company considers existing capital resources to be adequate to support the current level of business activities.
The following table shows the capital adequacy for the Company at December 31.

	2014	2013
Total assets, excluding separate accounts	$4,165,366	$4,116,344
Total stockholders' equity	742,759	722,323
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both December 31, 2014 and December 31, 2013. Stockholders’ equity increased $20.4 million from year-end 2013. The increase was largely due to net income and other comprehensive income, reflecting an increase in net unrealized gains compared to 2013. Stockholders’ equity per share, or book value, equaled $68.61 at year-end 2014, a 4% increase for the year.

Unrealized gains on available for sale securities, which are included as part of accumulated other comprehensive income and as a component of stockholders’ equity (net of securities losses, related taxes, policyholder account balances, future policy benefits, and DAC), totaled $77.0 million at December 31, 2014. This represents an increase of $24.5 million from the $52.5 million unrealized investment gain position at December 31, 2013.
The Company’s statutory equity exceeds the minimum capital deemed necessary to support its insurance business, as determined by the risk-based capital calculations and guidelines established by the National Association of Insurance Commissioners. The Company believes these statutory limitations impose no practical restrictions on its dividend payment plans. See further discussion in Note 21 - Statutory Information and Stockholder Dividends Restriction.
During the year ended December 31, 2014, the Company purchased 1,450 shares and sold 554 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 23,631 shares of the Company's stock at December 31, 2014.
The stock repurchase program was extended by the Board of Directors through January 2016 to permit the purchase of up to one million of the Company’s shares on the open market. During 2014, the Company purchased 142,738 of its shares under the stock repurchase program for $6.6 million (2013 – 63,518 shares for $2.7 million).
On January 26, 2015, the Board of Directors declared a quarterly dividend of $0.27 per share that was paid February 11, 2015 to stockholders of record at February 5, 2015.
The Company cannot predict whether current legislative activities will have a significant impact on the ongoing operations of the Company.

Contractual Obligations
The following table summarizes (in millions) the Company’s contractual obligations by due date, expiration date, or projected dates as of December 31, 2014. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment, but which may include policyholder options that require assumptions to be made to project future cash flows.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings [1]	$—	$—	$—	$—	$—
Operating lease obligations [2]	12.0	2.6	3.4	2.9	3.1
Purchase obligations [3]	0.8	0.8	—	—	—
Mortgage loan commitments [4]	30.1	30.1	—	—	—
Annuity certain contracts [5]	54.9	10.6	16.6	11.3	16.4
Deferred annuity contracts with life contingencies [6]	1,006.5	104.5	194.4	182.7	524.9
Life insurance liabilities [6]	1,941.0	218.4	418.6	383.6	920.4
Total contractual obligations	$3,045.3	$367.0	$633.0	$580.5	$1,464.8
1 The Company had no outstanding borrowings at December 31, 2014.
2 The Company leases its mainframe computer and certain related support equipment.
3 Purchase obligations include contracts where the Company has a non-cancelable commitment to purchase goods and services and where the Company has received goods and services but not yet paid for them.
4 The Company's mortgage loan commitments provide funding to originate commercial mortgage loans. Mortgage loan commitments generally do not extend beyond 90 days.
5 Annuity certain contracts are those insurance liabilities (included in future policy benefits and policyholder account balances on the balance sheet) which do not have life contingencies and have scheduled payments. Annuity certain contracts without life contingencies consist of single premium immediate annuities, supplementary contracts, and structured settlements.
6 Insurance liabilities consist primarily of future policy benefits and policyholder account balances for which the timing of cash flows is uncertain and which have life contingencies. The schedule of payments for these liabilities can vary significantly because of the uncertainty of the timing of cash flows, which depend upon insurable events or policyholder surrenders. Projected amounts shown in the table are derived from dynamic projection models used for asset adequacy analysis. These provide projections of liability benefit cash flows by calendar year and incorporate mortality, persistency and other policyholder behavior assumptions. Projection amounts reflect current balance sheet values and do not include an expectation of future sales.

Minimum Rate Guarantees
The Company’s rate guarantees for those products with minimum crediting rate provisions are identified in the table below. The guaranteed minimum crediting rate has been reduced over time on new products being sold, consistent with the declining interest rate environment. The actual interest rate credited to these products may be greater than the guaranteed rates, particularly for products having been sold more recently and within the lower guaranteed rate categories. Approximately 85% and 87% of total policyholder account balances were at the minimum guaranteed rate as of December 31, 2014 and December 31, 2013, respectively.

	December 31, 2014
	Fixed Deferred Annuities	Universal Life	Variable Life and Annuities	Supplemental Contracts and Annuities NILC	Total
0% to 1%	$143,588	$333	$2,157	$6,456	$152,534
Greater than 1% to 3%	367,843	189,596	92,272	23,963	673,674
Greater than 3% to 4%	433,225	290,247	7,196	17,266	747,934
Greater than 4%	61,865	428,770	—	7,264	497,899
Total	$1,006,521	$908,946	$101,625	$54,949	$2,072,041

	December 31, 2013
	Fixed Deferred Annuities	Universal Life	Variable Life and Annuities	Supplemental Contracts and Annuities NILC	Total
0% to 1%	$112,144	$—	$630	$5,391	$118,165
Greater than 1% to 3%	403,567	180,279	90,898	20,660	695,404
Greater than 3% to 4%	444,314	300,449	6,491	19,679	770,933
Greater than 4%	67,131	438,685	—	5,894	511,710
Total	$1,027,156	$919,413	$98,019	$51,624	$2,096,212

Fixed Deferred Annuity Contracts
Fixed deferred annuities typically involve single-payment deposits that accumulate over time through interest credited, and these contracts also typically provide the right to make additional renewal deposits. The timing and magnitude of outgoing cash flows from these contracts is dependent upon many factors, primarily due to contract owner rights to surrender or annuitize the policy value during the term of the contract and benefit options that are provided upon death. The Company makes estimates and projections of future cash flows on fixed deferred annuities based upon the economic environment, ranges of future economic changes, and historical contract holder behavior.
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

	2014	% of Total	2013	% of Total
One year or less	$130,501	13%	$133,530	13%
Two years	50,593	5%	61,629	6%
Three years	33,028	3%	30,815	3%
Four years	43,426	4%	30,815	3%
Five years	47,796	5%	41,086	4%
Six years or more	701,177	70%	729,281	71%
Total	$1,006,521	100%	$1,027,156	100%
Fixed deferred annuity contracts typically also contain provisions for charges to be paid by contract holders if the policy is surrendered within a fixed period of time after purchase. The surrender charge typically declines on an annual basis during an initial term of typically 10 or fewer years. The magnitude of any surrender charge applicable to a contract is believed to impact policyholder behavior and the timing of future cash flows. The following table provides the policy values for fixed deferred annuities by summary ranges of applicable surrender charges as of December 31, 2014 and 2013.

	2014	% of Total	2013	% of Total
None	$647,457	64%	$677,923	66%
Less than 5%	130,098	13%	61,629	6%
5% and greater	228,966	23%	287,604	28%
Total	$1,006,521	100%	$1,027,156	100%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
The Company’s investment portfolio net unrealized gain position increased from $124.4 at December 31, 2013 to $174.6 million at December 31, 2014. The change was primarily attributable to decreasing interest rates.
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
Due to the complex nature of interest rate movements and their uneven effects on the value of fixed income investments, the Company uses industry-recognized computer programs to help consider potential changes in the value of the portfolio. Assuming that changes occur equally over the entire term structure of interest rates or yield curve, it is estimated that a 100 basis point increase in rates would translate to a $135.3 million loss of fair value for the $2.8 billion securities portfolio. Conversely, a 100 basis point rate decrease would translate to a $141.5 million increase in fair value.
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

The Company attempts to mitigate credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types, and by limiting the amount invested in any particular entity. With the exception of U.S. Treasury securities and certain GSEs, there is no exposure to any single corporate issuer greater than 1% of assets on a book value basis. The Company also invests in securities collateralized or supported by physical assets, guarantees by insurers or other providers of financial strength, and other sources of secondary or contingent payment. These securities can improve the likelihood of payment according to contractual terms and increase recovery amounts in the case of issuer default, bankruptcy, or restructuring.
The Company currently holds $266.6 million of foreign bonds, none of which are sovereign debt. The foreign securities do not expose the Company directly to foreign currency risk, as the securities are denominated in U.S. dollars. As a result, the foreign currency risk lies with the issuer of the securities and may expose the issuer to fluctuations in the foreign currency market. The Company has very limited European credit exposure.
As market interest rates fluctuate, so will the value of the Company's investment portfolio and its stockholders' equity. At December 31, 2014, the Company had a net unrealized investment gain after related taxes, and amounts allocable to policyholder account balances, future policy benefits, and DAC of $77.0 million. This compares to a $52.5 million net gain at year-end 2013. This change was primarily the result of overall increase in the market value of investment securities.
The Company also invests in certain equity securities and alternative investments, such as hedge funds, that generate equity risk and other forms of market risk. The total fair value of preferred stock investments was $19.1 million and $17.2 million at December 31, 2014 and 2013, respectively. The total fair value of all other equity and alternative investments was $5.8 million and $5.9 million at the same respective dates. The market risks associated with these investments are managed primarily through diversification and selection of investments that have historically exhibited changes in values that are not highly correlated to the Company’s other investments or risk positions.
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
The Company aggregates similar policyholder liabilities into portfolios and then matches specific investments with these liability portfolios. In 2014 and 2013, all of the Company’s portfolios had investment yields that exceeded the crediting rates on the matched liabilities. The Company maintains an investment portfolio with yields in excess of matched liabilities. The Company monitors the risk to portfolio investment margins on an ongoing basis.
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

	2015	2016	2017	2018	2019	There- after	Total Principal	Fair Value
Fixed maturity securities:
Corporate bonds currently callable	$5	$—	$3	$—	$3	$—	$11	$10
Average interest rate	7.94%	—%	3.48%	—%	3.60%	—%	5.54%
Residential mortgage-backed securities and CMOs	34	26	20	14	12	48	154	156
Average interest rate	5.77%	5.74%	5.74%	5.81%	5.81%	5.84%	5.79%
All other securities	198	156	254	198	188	1,394	2,388	2,561
Average interest rate	4.67%	5.37%	5.34%	5.99%	5.08%	4.19%	4.65%
Total fixed maturity securities	237	182	277	212	203	1,442	2,553	2,727
Average interest rate	4.90%	5.42%	5.35%	5.98%	5.10%	4.24%	4.72%
Mortgage loans	57	60	70	61	63	230	541	567
Average interest rate	5.84%	6.17%	6.14%	5.79%	5.61%	5.41%	5.70%
Total	$294	$242	$347	$273	$266	$1,672	$3,094	$3,294
Average interest rate	5.08%	5.61%	5.51%	5.94%	5.22%	4.41%	4.89%

Item 8. Financial Statements and Supplementary Data
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	December 31
	2014	2013
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: 2014 - $2,553,416; 2013 - $2,493,618)	$2,726,731	$2,618,620
Equity securities available for sale, at fair value (amortized cost: 2014 - $23,576; 2013 - $23,691)	24,881	23,116
Mortgage loans	541,180	629,256
Real estate	181,082	137,630
Policy loans	83,553	83,518
Short-term investments	39,107	40,712
Other investments	462	12,517
Total investments	3,596,996	3,545,369

Cash	11,011	8,197
Accrued investment income	33,078	33,795
Deferred acquisition costs	249,195	256,386
Reinsurance recoverables	194,425	191,055
Property and equipment	17,527	17,524
Other assets	63,134	64,018
Separate account assets	406,501	393,416
Total assets	$4,571,867	$4,509,760

LIABILITIES
Future policy benefits	$930,761	$910,228
Policyholder account balances	2,072,041	2,096,212
Policy and contract claims	37,452	36,783
Other policyholder funds	165,062	160,421
Other liabilities	217,291	190,377
Separate account liabilities	406,501	393,416
Total liabilities	3,829,108	3,787,437

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,007	40,989
Retained earnings	838,508	820,327
Accumulated other comprehensive income	23,040	14,170
Treasury stock, at cost (2014 - 7,671,475 shares; 2013 - 7,527,841 shares)	(182,917)	(176,284)
Total stockholders’ equity	742,759	722,323
Total liabilities and stockholders’ equity	$4,571,867	$4,509,760
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Year Ended December 31
	2014	2013	2012
REVENUES
Insurance revenues:
Net premiums	$165,548	$186,530	$136,089
Contract charges	118,649	113,454	99,894
Total insurance revenues	284,197	299,984	235,983
Investment revenues:
Net investment income	164,968	169,740	176,154
Net realized investment gains, excluding other-than-temporary impairment losses	4,902	5,005	20,154
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(2,176)	(1,032)	(2,526)
Portion of impairment losses recognized in other comprehensive income (loss)	643	(101)	808
Net other-than-temporary impairment losses recognized in earnings	(1,533)	(1,133)	(1,718)
Total investment revenues	168,337	173,612	194,590
Other revenues	12,485	9,997	9,354
Total revenues	465,019	483,593	439,927

BENEFITS AND EXPENSES
Policyholder benefits	202,946	211,994	160,178
Interest credited to policyholder account balances	76,463	79,294	82,043
Amortization of deferred acquisition costs	40,888	37,228	28,042
Operating expenses	101,738	110,622	110,169
Total benefits and expenses	422,035	439,138	380,432

Income before income tax expense	42,984	44,455	59,495

Income tax expense	12,994	14,392	18,345

NET INCOME	$29,990	$30,063	$41,150

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$31,641	$(63,538)	$35,088
Change in future policy benefits	(6,928)	8,421	(8,562)
Change in policyholder account balances	(242)	408	(362)
Change in benefit plan obligations	(15,601)	14,785	(2,156)
Other comprehensive income (loss)	8,870	(39,924)	24,008

COMPREHENSIVE INCOME (LOSS)	$38,860	$(9,861)	$65,158

Basic and diluted earnings per share:
Net income	$2.74	$2.73	$3.71
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31
	2014	2013	2012

COMMON STOCK, beginning and end of year	$23,121	$23,121	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	40,989	40,969	41,101
Increase (decrease) of proceeds over cost of treasury stock sold	18	20	(132)

End of year	41,007	40,989	40,969

RETAINED EARNINGS
Beginning of year	820,327	802,153	780,918
Cumulative effect of adoption of new accounting principle (see Note 3)	—	—	(4,860)
Net income	29,990	30,063	41,150
Stockholder dividends of $1.08 per share (2013 - $1.08; 2012 - $1.35)	(11,809)	(11,889)	(15,055)

End of year	838,508	820,327	802,153

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	14,170	54,094	30,086
Other comprehensive income (loss)	8,870	(39,924)	24,008

End of year	23,040	14,170	54,094

TREASURY STOCK, at cost
Beginning of year	(176,284)	(173,513)	(164,521)
Cost of 144,188 shares acquired (2013 - 64,792 shares; 2012 - 107,511 shares)	(6,641)	(2,782)	(3,979)
Cost of 554 shares sold (2013 - 774 shares; 2012 - 19,624 shares)	8	11	1,177
Immaterial correction (see Note 1)	—	—	(6,190)

End of year	(182,917)	(176,284)	(173,513)

TOTAL STOCKHOLDERS’ EQUITY	$742,759	$722,323	$746,824
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$29,990	$30,063	$41,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	4,388	5,447	3,926
Depreciation	4,698	4,279	7,236
Acquisition costs capitalized	(36,170)	(36,709)	(36,919)
Amortization of deferred acquisition costs	40,888	37,228	28,042
Realized investment gains	(3,369)	(3,872)	(18,436)
Changes in assets and liabilities:
Reinsurance recoverables	(3,370)	(442)	(728)
Future policy benefits	9,875	33,497	(3,081)
Policyholder account balances	(16,284)	(24,161)	(12,127)
Income taxes payable and deferred	4,237	7,093	4,972
Other, net	3,316	3,338	(103)
Net cash provided	38,199	55,761	13,932

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(280,686)	(261,006)	(338,277)
Equity securities	(89)	(12,711)	(4,261)
Mortgage loans	(48,195)	(72,656)	(178,710)
Real estate	(41,201)	(24,435)	(37,119)
Policy loans	(8,975)	(10,517)	(15,148)
Other investments	—	—	(507)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	219,738	282,742	300,984
Equity securities	15	1,459	5,163
Mortgage loans	127,071	116,680	105,125
Real estate	2,915	370	53,480
Policy loans	8,941	13,078	18,390
Other investments	11,121	181	17,008
Net sales (purchases) of short-term investments	1,605	(15,810)	24,414
Acquisition of property and equipment	(1,669)	(830)	(793)
Reinsurance transaction	—	(34,279)	—
Net cash used	(9,409)	(17,734)	(50,251)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31
	2014	2013	2012
FINANCING ACTIVITIES
Proceeds from borrowings	$—	$—	$75,500
Repayment of borrowings	—	—	(75,500)
Deposits on policyholder account balances	238,751	239,501	227,832
Withdrawals from policyholder account balances	(257,745)	(276,327)	(177,674)
Net transfers from separate accounts	8,534	5,962	5,082
Change in other deposits	2,908	8,648	(4,342)
Cash dividends to stockholders	(11,809)	(11,889)	(15,055)
Net change in treasury stock	(6,615)	(2,751)	(2,934)
Net cash provided (used)	(25,976)	(36,856)	32,909

Increase (decrease) in cash	2,814	1,171	(3,410)
Cash at beginning of year	8,197	7,026	10,436
Cash at end of year	$11,011	$8,197	$7,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$4
Income taxes	8,756	7,590	14,000
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements

1. Nature of Operations and Significant Accounting Policies
Business
Kansas City Life Insurance Company is a Missouri domiciled stock life insurance company which, with its subsidiaries, is licensed to sell insurance products in 49 states and the District of Columbia. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. The Company also has several non-insurance subsidiaries that individually and collectively are not material. The consolidated entity (the Company) offers a diversified portfolio of individual insurance, annuity, and group products through three life insurance companies.
Basis of Presentation
The consolidated financial statements and the accompanying notes to the consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) and include the accounts of Kansas City Life and its subsidiaries, principally Sunset Life and Old American. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.
Immaterial Correction of Errors
During the first quarter of 2012, the Company identified an error related to the amortization period for unrecognized actuarial gains and losses for its pension plan resulting in a reduction to net periodic pension expense of $2.0 million before applicable income taxes and an after-tax increase of $1.3 million to net income and stockholders' equity. The excess amortization had been previously recorded during 2011. Please refer to Note 14 for additional information.
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
Business Changes
In 2014, the Company completed a divestiture of certain non-proprietary agent relationships related to Sunset Financial Services (SFS) with Securities America (SAI). Under this agreement SFS transferred the servicing of certain accounts primarily related to non-proprietary broker-dealer and registered investment advisory accounts to SAI. SFS will continue as a wholly-owned wholesale broker-dealer subsidiary of Kansas City Life to provide support for Kansas City Life's proprietary products and those variable products specifically associated with the American Family Insurance Company (American Family) transaction (see Reinsurance Transaction below). This transaction resulted in $3.3 million of revenue from the sale of these assets at SFS, which is reported as other revenue. This transaction does not represent a strategic shift that will have a major effect on the consolidated entity's financial results nor does the Company believe that there is any material impact to the consolidated entity's financial position.
Reinsurance Transaction
In April 2013, the Company acquired a closed block of variable life insurance policies and variable annuity contracts through reinsurance and servicing agreements from American Family. Under the reinsurance agreement, the Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The transaction also involved an ongoing servicing arrangement for this business. This block is included as a component of the Individual Insurance segment.
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
The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances were not recorded as separate accounts on the Company's financial statements. Rather, the Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

with specific transactions. The coinsurance portion of the transaction is included in future policy benefits. The Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions. This reinsurance transaction did not have a significant effect on the Company's results of operations or financial condition.
Use of Estimates
The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. These estimates are inherently subject to change and actual results could differ from these estimates. Significant estimates required in the preparation of the consolidated financial statements include the fair value of certain invested assets, deferred acquisition costs (DAC), value of business acquired (VOBA), future policy benefits, policy and contract claim liabilities, and pension and other postemployment benefits.
Significant Accounting Policies
Investments
Valuation of Investments and Other-than-Temporary Impairments
The Company’s principal investments are in fixed maturity securities, mortgage loans, and real estate; all of which are exposed to at least three primary sources of investment risk, including: credit, interest rate, and liquidity. The fixed maturity and equity securities, which are all classified as available for sale, are carried at fair value in the Company’s Consolidated Balance Sheets, with unrealized gains or losses recorded in accumulated other comprehensive income. The unrealized gains or losses are recorded net of the adjustment to policyholder account balances, future policy benefits, and DAC to reflect what would have been earned had those gains or losses been realized and the proceeds reinvested. For additional information, please see Note 5.
Mortgage loans are stated at the outstanding principal amount, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. A loan is considered impaired if it is probable that all contractual amounts due will not be collected. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb potential future incurred credit losses. Management’s periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions and other relevant factors, along with specific risks related to specific loans. Loans in foreclosure, loans considered to be impaired, and loans past due 90 days or more are placed on a non-accrual status.
Real estate consists of directly owned investments and real estate joint ventures. Real estate that is directly owned is carried at depreciated cost. Real estate joint ventures consist primarily of office buildings, industrial warehouses, unimproved land for future development, and low income housing tax credit (LIHTC) investments. Real estate joint ventures are consolidated when required. The initial cost of the non-consolidated investments in LIHTC is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the Consolidated Statements of Comprehensive Income as a component of income tax expense. The investments in other non-consolidated real estate joint ventures are recorded using the equity method of accounting, in which the initial cost of the investment is adjusted for the Company’s earnings and cash contributions or distribution.
Policy loans are carried at the outstanding principal amount. Short-term investments are stated at cost, adjusted for amortization of premium and accrual of discount.
The Company adjusts the carrying value of securities for unrealized changes in fair value. The amortized cost of a security is adjusted for declines in value that are other than temporary.  Other than temporary impairment losses are reported as a component of revenues in the consolidated statements of comprehensive income, which also presents the amount of noncredit impairment losses for certain fixed maturity securities that is reported in accumulated other comprehensive income (loss).  See Note 4 for additional discussion of the Company’s considerations related to other than temporary impairments.
Investment Income
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
The following table provides detail about the composition of future policy benefits at December 31.

	2014	2013
Life insurance	$622,350	$617,503
Immediate annuities and supplementary contracts with life contingencies	271,088	255,423
Accident and health insurance	37,323	37,302
Total future policy benefits	$930,761	$910,228
Policyholder Account Balances
Policyholder account balances include universal life insurance, fixed deferred annuity contracts, and investment-type contracts. Liabilities for policyholder account balances are included without reduction for potential surrender charges. These liabilities originate from new deposits and conversions from other products. Policyholder account balances are equal to cumulative deposits, less contract charges and withdrawals, plus interest credited. Deferred front-end contract charges reduce policyholder account balance liabilities and increase the other policyholder funds liability, and are amortized over the term of the policies in a manner similar to deferred acquisition costs, as discussed below. Policyholder benefits incurred in excess of related policyholder account balances are charged to policyholder benefits expense.
Crediting rates for universal life insurance and fixed deferred annuity products ranged from 1.00% to 5.50% in 2014, 2013, and 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides detail about the composition of policyholder account balances at December 31.

	2014	2013
Universal life insurance	$936,770	$944,093
Fixed deferred annuities	1,080,322	1,100,495
Supplementary contracts without life contingencies	54,949	51,624
Policyholder account balances	$2,072,041	$2,096,212
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
Policy acquisition costs that relate to interest sensitive and variable insurance products are deferred and amortized in relation to the estimated gross profits to be realized over the lives of the contracts. Estimated gross profits for interest sensitive and variable insurance products are projected using assumptions as to net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality gains and losses, net of reinsurance.  At the issuance of policies, projections of estimated gross profits are made. These projections are then replaced by actual gross profits over the lives of the policies. In addition to other factors, emerging experience may lead to a revised outlook for the remaining estimated gross profits.  Accordingly, DAC may be recalculated (unlocked) using these new assumptions and any resulting adjustment is included in income in the period such an unlocking is deemed appropriate. See Unlocking and Refinements in Estimates section below.
The DAC asset is adjusted to reflect the impact of realized and unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1.
The following table provides information about DAC at December 31.

	2014	2013	2012
Balance at beginning of year	$256,386	$176,275	$181,564
Capitalization of commissions, sales, issue expenses and reinsurance transaction	36,170	85,929	36,919
Gross amortization	(54,531)	(50,923)	(39,786)
Accrual of interest	13,643	13,695	11,744
Amortization due to realized investment gains	(49)	(66)	(61)
Change in DAC due to unrealized investment gains	(2,424)	31,476	(14,105)
Balance at end of year	$249,195	$256,386	$176,275
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
The VOBA asset is adjusted to reflect the impact of realized and unrealized gains and losses on fixed maturity securities available for sale, as described in the Investments section of Note 1. The concept of VOBA is no longer applied to business combinations. Rather, under current guidance for business combinations, all amounts are reported at fair value at acquisition and an intangible asset (liability) may result due to differences between fair value and consideration paid.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information about VOBA at December 31.

	2014	2013	2012
Balance at beginning of year	$28,542	$21,165	$31,545
Gross amortization	(4,643)	(7,566)	(9,635)
Accrual of interest	1,938	2,220	2,595
Amortization due to realized investment (gains) losses	(100)	(58)	(74)
Change in VOBA due to unrealized investment gains	(1,082)	12,781	(3,266)
Balance at end of year	$24,655	$28,542	$21,165
The Old American VOBA associated with the accident and health block was fully amortized at year-end 2013. Interest accrued on the GuideOne VOBA was at the rates of 4.2% on the interest sensitive life block and 5.3% on the traditional life block.  The VOBA on a separate acquired block of business used a 7.0% interest rate on the traditional life portion and a 5.4% interest rate on the interest sensitive portion.  The interest rates used in the calculation of VOBA are based on rates appropriate at the time of acquisition.
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

	DAC	VOBA	DRL	Total
2014:
Unlocking	$(1,723)	$1,486	$1,764	$1,527
Refinement in estimate	(1,566)	—	—	(1,566)
	$(3,289)	$1,486	$1,764	$(39)
2013:
Unlocking	$(155)	$(877)	$1,141	$109
Refinement in estimate	(291)	(306)	—	(597)
	$(446)	$(1,183)	$1,141	$(488)
2012:
Unlocking	$1,259	$(2,391)	$1,761	$629
Refinement in estimate	175	—	6	181
	$1,434	$(2,391)	$1,767	$810
Separate Accounts and Guaranteed Minimum Withdrawal Benefits (GMWB)
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
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions, but is principally impacted by stock market volatility, interest rates, and equity market returns. The change in value can have a material impact on earnings. See further discussion in Note 5.
Reinsurance
Consistent with the general practice of the life insurance industry, the Company enters into traditional agreements of indemnity reinsurance with other insurance companies to support sales of new products and the in force business.  The reinsurance arrangements have taken various forms over the years.  The Company cedes reinsurance in force on all of the following bases: automatic and facultative; yearly renewable term (YRT) and coinsurance; and excess and quota share basis. For additional information pertaining to the Company’s significant reinsurers, along with additional information pertaining to reinsurance, please see Note 16.
Future policy benefits and other related assets are not reduced for reinsurance in the Consolidated Balance Sheets. A reinsurance recoverable is established for these items. Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policy benefits, and policyholder account balances. All insurance related revenues, benefits, and expenses are reported in the Consolidated Statements of Comprehensive Income, net of reinsurance ceded.
Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.
Recognition of Insurance Revenues
Premiums
Premiums for traditional life insurance products are reported as revenue when due. Premiums for immediate annuities with life contingencies are reported as revenue when received. Premiums on accident and health, disability, and dental insurance are reported as earned ratably over the contract period in proportion to the amount of insurance protection provided.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Deposits
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
Contract Charges
Contract charges consist of cost of insurance, expense loads, the amortization of unearned revenues, liabilities, and surrender charges on policyholder account balances. Cost of insurance relates to charges for mortality. These charges are applied to the excess of the mortality benefit over the account value for universal life policies. Expense loads are amounts that are assessed against the policyholder balance as consideration for origination and maintenance of the contract. Surrender charges are fees on policyholder account balances upon cancellation or withdrawal of policyholder account balances consistent with policy terms.
An additional component of contract charges is the recognition over time of the DRL for certain fixed and variable universal life policies. This liability arises from front-end loads on such policies and is recognized into the Consolidated Statements of Comprehensive Income in a manner similar to the amortization of DAC.
Contract charges, specifically the DRL, could be impacted by unlocking and refinements in estimates, as discussed previously.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts. Interest sensitive life and annuity contracts provide for the payment of interest credited to policyholder account balances, subject to contractual minimum guaranteed rates. Amounts in excess of guarantees are credited at the discretion of the Company and reflect competitive, economic, investment and product considerations. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate within contractual terms. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances.
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
2. New Accounting Pronouncements
Accounting Pronouncements Adopted During 2014
In February 2013, the FASB issued guidance regarding the obligations resulting from joint and several liability arrangements. The guidance concerns the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The Company adopted this guidance as of January 1, 2014 with no material impact to the consolidated financial statements.
In January 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding accounting for investments in qualified affordable housing projects. The amendments modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with early adoption allowed. The Company elected to early adopt this guidance on December 31, 2014. Please refer to Note 3 for information regarding the adoption.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

In April 2014, the FASB issued guidance regarding reporting discontinued operations and expanded disclosures for disposals of components of an entity. The new guidance changes the definition of discontinued operations by limiting discontinued operations reporting to significant disposals that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The guidance requires an entity to present the assets and liabilities of a disposal that qualifies as a discontinued operation to be reported separately in the asset and liability sections of the statement of financial position. Additional disclosures are required for discontinued operations and new disclosures are required for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for public business entities for annual periods beginning on or after December 15, 2014 and interim periods within those years, with early adoption permitted. The Company adopted this guidance regarding the transaction with SAI during 2014 with no material impact to the consolidated financial statements.
Accounting Pronouncements Issued During 2014, Not Yet Adopted
In May 2014, the FASB issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  However, certain contracts such as contracts involving third-party providers are included in this guidance. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating this guidance.
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
3. Adoption of New Accounting Principle
On December 31, 2014, the Company elected to early adopt FASB Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU No. 2014-01 permits reporting entities to make an accounting policy election to use the proportional amortization method. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The ASU requires companies to use the retrospective method of adoption. As prescribed in ASC 250, comparative financial statements, footnotes, and schedules of prior years have been adjusted to apply the new method retrospectively. The Consolidated Statements of Comprehensive Income were adjusted for the year ended December 31, 2012 and for the interim periods and year ended December 31, 2013. The Consolidated Balance Sheets were adjusted as of December 31, 2013. As a result of the accounting change, retained earnings as of January 1, 2012 decreased from $780,918, as previously reported, to $776,058 under the new guidance.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following information identifies the financial statement line items that were impacted by the adoption of the new accounting principle.
Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2014
	As Adopted	Prior to Adoption	Impact of Adoption
			Increase/(Decrease)
Income tax expense	$12,994	$13,672	$(678)
Net income	29,990	29,312	678
Net income per share	2.74	2.68	0.06

	Year Ended December 31, 2013
	As Adopted	Prior to Adoption	Impact of Adoption
Income tax expense	$14,392	$14,888	$(496)
Net income	30,063	29,567	496
Net income per share	2.73	2.69	0.04

	Year Ended December 31, 2012
	As Adopted	Prior to Adoption	Impact of Adoption
Income tax expense	$18,345	$19,628	$(1,283)
Net income	41,150	39,867	1,283
Net income per share	3.71	3.59	0.12
The 2014 interim results were impacted as follows:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	Increase/(Decrease)
Income tax expense	$(170)	$(170)	$(169)	$(169)
Net income	170	170	169	169
Net income per share	0.02	0.02	0.01	0.01
As a result of the adoption, real estate, total investments, and total assets decreased $2.8 million and $4.9 million at December 31, 2014 and 2013, respectively. Other liabilities and total liabilities decreased $0.6 million and $1.8 million at December 31, 2014 and 2013, respectively. Retained earnings and stockholders' equity decreased $2.2 million and $3.1 million at December 31, 2014 and 2013, respectively. Additionally, the adoption did not impact net cash provided by operating activities for any periods presented.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at December 31, 2014.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$154,937	$9,939	$83	$164,793
Federal agencies [1]	19,769	2,182	—	21,951
Federal agency issued residential mortgage-backed securities [1]	44,287	4,457	2	48,742
Subtotal	218,993	16,578	85	235,486
Corporate obligations:
Industrial	527,269	33,400	1,292	559,377
Energy	219,518	14,147	3,575	230,090
Communications and technology	226,442	16,705	242	242,905
Financial	276,586	18,826	1,083	294,329
Consumer	517,050	28,290	1,261	544,079
Public utilities	225,375	24,932	228	250,079
Subtotal	1,992,240	136,300	7,681	2,120,859
Corporate private-labeled residential mortgage-backed securities	90,819	4,463	—	95,282
Municipal securities	135,518	22,974	—	158,492
Other	98,373	3,818	2,718	99,473
Redeemable preferred stocks	17,473	379	713	17,139
Fixed maturity securities	2,553,416	184,512	11,197	2,726,731
Equity securities	23,576	1,895	590	24,881
Total	$2,576,992	$186,407	$11,787	$2,751,612
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

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$165,955	$168,913	$77,035	$78,751
Due after one year through five years	694,809	757,397	734,129	802,809
Due after five years through ten years	1,045,557	1,087,891	963,141	982,923
Due after ten years	438,719	490,976	473,973	498,220
Securities with variable principal payments	190,903	204,415	230,196	243,165
Redeemable preferred stocks	17,473	17,139	15,144	12,752
Total	$2,553,416	$2,726,731	$2,493,618	$2,618,620
No material derivative financial instruments were held at December 31, 2014, 2013, or 2012.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a top-down approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation. If the security is secured by an asset or guaranteed by another party, the value of the underlying secured asset or the financial ability of the third-party guarantor is evaluated as a secondary source of repayment. Such research is based upon a top-

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

down approach, narrowing to the specific estimates of value and cash flow of the underlying secured asset or guarantor. If the security is a collateralized obligation, such as a mortgage-backed or other asset-backed instrument, research is also conducted to obtain and analyze the performance of the collateral relative to expectations at the time of acquisition and with regard to projections for the future. Such analyses are based upon historical results, trends, comparisons to collateral performance of similar securities, and analyses performed by third parties. This information is used to develop projected cash flows that are compared to the amortized cost of the security.
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
The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified and tested 22 and 24 non-U.S. Agency mortgage-backed securities that had such indications at December 31, 2014 and December 31, 2013, respectively. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a certain period of time and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at December 31, 2014.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$468	$—	$4,944	$83	$5,412	$83
Federal agency issued residential mortgage-backed securities [1]	60	2	281	—	341	2
Subtotal	528	2	5,225	83	5,753	85
Corporate obligations:
Industrial	15,289	184	42,830	1,108	58,119	1,292
Energy	40,493	1,962	36,789	1,613	77,282	3,575
Communications and technology	5,061	33	9,676	209	14,737	242
Financial	14,831	165	4,963	918	19,794	1,083
Consumer	10,991	165	40,185	1,096	51,176	1,261
Public utilities	—	—	6,768	228	6,768	228
Subtotal	86,665	2,509	141,211	5,172	227,876	7,681
Other	12,567	396	30,210	2,322	42,777	2,718
Redeemable preferred stocks	—	—	9,404	713	9,404	713
Fixed maturity securities	99,760	2,907	186,050	8,290	285,810	11,197
Equity securities	—	—	11,515	590	11,515	590
Total	$99,760	$2,907	$197,565	$8,880	$297,325	$11,787
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
At December 31, 2014, the Company had 96 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 40 security issues were below cost for less than one year; 50 security issues were below cost for one year or more and less than three years; and six security issues were below cost for three years or more. At December 31, 2013, the Company had 195 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 173 security issues were below cost for less than one year; twelve security issues were below cost for one year or more and less than three years; and ten security issues were below cost for three years or more.
The Company does not consider these unrealized losses to be credit-related. These unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities for which discounted cash flow projections are performed. Refer to the Analysis of Investments in Management's Discussion and Analysis, which is incorporated by reference into these Notes to Consolidated Financial Statements, for severity of unrealized losses, credit ratings, and significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at December 31. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	2014		2013
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$5,052	$115	$—	$—
Due after one year through five years	21,033	960	29,812	268
Due after five years through ten years	202,240	5,772	417,859	20,118
Due after ten years	47,740	3,635	132,018	7,740
Total	276,065	10,482	579,689	28,126
Securities with variable principal payments	341	2	33,503	917
Redeemable preferred stocks	9,404	713	12,752	2,392
Total	$285,810	$11,197	$625,944	$31,435
The Company held three non-income producing securities with a carrying value of $0.8 million at December 31, 2014, compared to three securities with a carrying value of $2.0 million at December 31, 2013. These securities were previously written down due to other-than-temporary impairments and placed on non-accrual status.
The Company did not hold securities of any corporation and its affiliates that exceeded 10% of stockholders' equity at December 31, 2014 or 2013.
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
As an additional separate consideration, the Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company’s classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Subprime securities represent less than 1% of the Company's total securities investments.
The Company recognized other-than-temporary impairments of $2.2 million, $1.0 million, and $2.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Included in these total impairments, $1.5 million, $1.1 million, and $1.7 million were recorded in earnings for the years ended December 31, 2014, 2013, and 2012, respectively. The remaining amounts represented the non-credit portion of other-than-temporary impairment and were recorded in other comprehensive income (loss). Corporate private-labeled residential mortgage-backed and other securities had impairments recorded in earnings of $0.7 million, $1.1 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company determined the other-than-temporary impairments recorded in earnings based upon the present value of projected future cash flows. Additionally, one corporate obligation had an impairment recorded in earnings of $0.7 million during 2014. This security is a debt obligation of a company within the oil exploration and production sector that is challenged by reduced oil prices and likely future lower demand for exploration equipment. Equity securities had impairments recorded in earnings of $0.1 million for 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment loss was recognized in other comprehensive income (loss) for the years ended December 31.

	2014	2013	2012
Credit losses on securities held at beginning of the period	$16,375	$15,260	$13,559
Additions for credit losses not previously recognized in other-than-temporary impairment	808	27	30
Additions for increases in the credit loss for which an other- than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	725	1,106	1,688
Reductions for securities sold during the period	—	—	—
Reductions for securities previously recognized in other comprehensive income (loss) because of intent to sell the security before recovery of its amortized cost basis	—	—	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(19)	(18)	(17)
Credit losses on securities held at the end of the period	$17,889	$16,375	$15,260
The following table provides the net unrealized gains (losses) reported in accumulated other comprehensive income on the Company's investments in securities available for sale, at December 31.

	2014	2013	2012
Net unrealized gains	$174,620	$124,427	$269,541
Amounts resulting from:
DAC and VOBA	(28,495)	(26,979)	(74,342)
Future policy benefits	(26,778)	(16,119)	(29,075)
Policyholder account balances	(879)	(507)	(1,135)
Deferred income taxes	(41,462)	(28,287)	(57,745)
Total	$77,006	$52,535	$107,244
Investment Revenues
The following table provides investment revenues by major category for the years ended December 31.

	2014	2013	2012
Gross investment income:
Fixed maturity securities	$121,137	$122,448	$132,578
Equity securities	1,037	1,953	1,684
Mortgage loans	37,452	40,605	38,189
Real estate	11,756	10,652	9,475
Policy loans	5,848	5,753	5,433
Short-term investments	4	5	7
Other	535	357	244
Total	177,769	181,773	187,610
Less investment expenses	(12,801)	(12,033)	(11,456)
Net investment income	$164,968	$169,740	$176,154

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Realized Gains (Losses)
The following table provides net realized investment gains (losses) by major category for the years ended December 31.

	2014	2013	2012
Realized investment gains (losses):
Fixed maturity securities	$2,576	$3,464	$1,407
Equity securities	403	626	(165)
Real estate	642	(69)	18,046
Mortgage loans	(105)	(49)	(717)
	3,516	3,972	18,571
Amortization of DAC and VOBA	(147)	(100)	(135)
	$3,369	$3,872	$18,436
The following table provides detail concerning realized investment gains and losses for the three years ended December 31.

	2014	2013	2012
Gross gains resulting from:
Sales of investment securities	$3,199	$261	$2,670
Investment securities called and other	3,084	5,627	3,806
Real estate	864	20	18,884
Total gross gains	7,147	5,908	25,360
Gross losses resulting from:
Sales of investment securities	(1,352)	(5)	(2,651)
Investment securities called and other	(419)	(660)	(865)
Mortgage loans	(1,442)	(144)	(220)
Sale of real estate and joint venture	(222)	(89)	—
Impairment losses on real estate	—	—	(838)
Total gross losses	(3,435)	(898)	(4,574)
Change in allowance for loan losses	1,337	95	(497)
Amortization of DAC and VOBA	(147)	(100)	(135)
Net realized investment gains, excluding other-than- temporary impairment losses	4,902	5,005	20,154

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(2,176)	(1,032)	(2,526)
Portion of loss recognized in other comprehensive income (loss)	643	(101)	808
Net other-than-temporary impairment losses recognized in earnings	(1,533)	(1,133)	(1,718)
Net realized investment gains	$3,369	$3,872	$18,436
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the three years ended December 31.

	2014	2013	2012
Proceeds	$38,527	$12,292	$99,371

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Mortgage Loans
Investments in mortgage loans totaled $541.2 million at December 31, 2014, compared to $629.3 million at December 31, 2013. The Company's mortgage loans are mostly secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $1.9 million at December 31, 2014 and $3.3 million at December 31, 2013. Management's periodic evaluation and assessment of the adequacy of the allowance is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. Please see Note 6 for additional information. Three mortgage loans have been foreclosed upon and transferred to real estate investments during the past three years. One foreclosure in 2014 resulted in an impairment of $0.3 million. A second foreclosure in 2014 had no impairment, as the fair value was greater than the carrying value. There were no foreclosures in 2013. One foreclosure in 2012 resulted in the recognition of an impairment loss of $0.2 million, as the fair value was less than the carrying value. Also, there were no delinquent mortgage loans at December 31, 2014, while there were five at December 31, 2013. The Company does not hold mortgage loans to any single borrower that exceed 5% of stockholders' equity.
The Company had 15% of its invested assets in commercial mortgage loans at December 31, 2014, compared to 18% at December 31, 2013. New commercial loans, including refinanced loans, were $61.2 million and $72.7 million for 2014 and 2013, respectively. The level of new commercial mortgage loans in any year is influenced by market conditions, as the Company responds to changes in interest rates, available spreads, borrower demand, and opportunities to acquire loans that meet the Company's yield and quality thresholds.
In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The Company added 32 new loans to the portfolio during 2014, and 100% of these loans had some amount of recourse requirement. No new loans were purchased from institutional lenders during 2014. The average loan-to-value ratio for the overall portfolio was 46% at December 31, 2014, down from 50% at December 31, 2013. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired. The average loan balance was $1.5 million at December 31, 2014 and $1.6 million at December 31, 2013. The Company has certain mortgage loans that have an unamortized premium, totaling $1.0 million as of December 31, 2014, compared to $2.7 million at December 31, 2013.
The following table identifies the gross mortgage loan principal outstanding and the allowance for loan losses at December 31.

	2014	2013
Principal outstanding	$543,094	$632,507
Allowance for loan losses	(1,914)	(3,251)
Carrying value	$541,180	$629,256

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table summarizes the amount of mortgage loans held by the Company at December 31, 2014 and 2013, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	2014	% of Total	2013	% of Total
Prior to 2005	$27,716	5%	$41,324	6%
2005	20,127	4%	28,111	4%
2006	16,280	3%	24,744	4%
2007	19,991	4%	27,009	4%
2008	22,938	4%	28,051	4%
2009	20,754	4%	37,723	6%
2010	51,205	9%	61,236	10%
2011	91,943	17%	118,459	19%
2012	133,912	25%	184,749	29%
2013	77,784	14%	81,101	14%
2014	60,444	11%	—	—%
Principal outstanding	$543,094	100%	$632,507	100%
The following table identifies mortgage loans by geographic location at December 31.

	2014	% of Total	2013	% of Total
Pacific	$131,109	25%	$181,690	29%
West south central	94,122	17%	101,019	16%
West north central	78,027	14%	91,687	14%
Mountain	68,961	13%	78,116	12%
East north central	64,013	12%	57,395	9%
South Atlantic	60,557	11%	66,686	11%
East south central	24,428	4%	24,419	4%
Middle Atlantic	21,877	4%	31,495	5%
Principal outstanding	$543,094	100%	$632,507	100%
The following table identifies the concentration of mortgage loans by state greater than 5% of total at December 31.

	2014	% of Total	2013	% of Total
California	$108,683	20%	$149,065	24%
Texas	89,923	16%	95,205	15%
Minnesota	55,916	10%	64,464	10%
Ohio	30,432	6%	—	—%	[1]
Florida	26,452	5%	34,334	5%
All others	231,688	43%	289,439	46%
Principal outstanding	$543,094	100%	$632,507	100%
1 Concentration was less than 5% at December 31, 2013.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table identifies mortgage loans by property type at December 31. The Other category consists principally of apartments and retail properties.

	2014	% of Total	2013	% of Total
Industrial	$281,671	51%	$328,478	52%
Office	165,859	31%	184,529	29%
Medical	25,617	5%	39,531	6%
Other	69,947	13%	79,969	13%
Principal outstanding	$543,094	100%	$632,507	100%
The table below identifies mortgage loans by maturity at December 31.

	2014	% of Total	2013	% of Total
Due in one year or less	$27,607	5%	$22,464	4%
Due after one year through five years	145,530	27%	169,146	27%
Due after five years through ten years	143,382	26%	244,667	38%
Due after ten years	226,575	42%	196,230	31%
Principal outstanding	$543,094	100%	$632,507	100%
The table below identifies the commercial mortgage portfolio by current loan balance at years ending December 31.

	2014	% of Total	2013	% of Total
$5 million or greater	$69,237	13%	$108,588	17%
$4 million to less than $5 million	27,189	5%	39,301	6%
$3 million to less than $4 million	47,718	9%	64,527	10%
$2 million to less than $3 million	130,026	24%	138,580	22%
$1 million to less than $2 million	178,862	33%	187,187	30%
Less than $1 million	90,062	16%	94,324	15%
Principal outstanding	$543,094	100%	$632,507	100%
The table below identifies the commercial mortgage portfolio by current loan balance as a percentage of the value at the time of origination at December 31.

	2014	% of Total	2013	% of Total
70% or greater	$33,113	6%	$65,033	10%
50% to 69%	297,001	55%	327,996	52%
Less than 50%	212,980	39%	239,478	38%
Principal outstanding	$543,094	100%	$632,507	100%
The concentration in California, along with other states included in the pacific region, exposes the Company to potential losses from a regional economic downturn and certain catastrophes, such as earthquakes and fires, that may affect certain areas of the region. The Company requires borrowers to maintain fire insurance coverage to provide reimbursement for any losses due to fire. The Company diversifies its commercial mortgage loan portfolio both geographically and by property type to reduce certain catastrophic and economic exposure. However, diversification may not always sufficiently mitigate the risk of such losses. Historically, the delinquency rate of the Company's pacific region commercial mortgage loans has been substantially below the industry average and consistent with the Company's experience in other regions. The Company does not require earthquake insurance for properties on which it makes commercial mortgage loans. However, the Company does consider structural information specific to each property, as well as the potential for earthquake loss if the property lies within areas believed by the Company to

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

be seismically active submarkets. The Company does not expect catastrophe or earthquake damage or economic downturn in the pacific region that may occur to have a material adverse effect on its business, financial position, results of operations, or cash flows. However, the Company cannot provide assurance that such risks could not have such material adverse effects.
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
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced loans with outstanding balances of $15.8 million and $10.6 million during the years ended December 31, 2014 and December 31, 2013, respectively.
In the normal course of business, the Company commits to fund commercial mortgage loans generally up to 120 days in advance. These commitments typically have fixed expiration dates. A small percentage of commitments expire due to the borrower's failure to deliver the requirements of the commitment by the expiration date. In these cases, the Company retains the commitment fee. For additional information, please see Note 22 - Commitments.
Real Estate
Investments in real estate totaled $181.1 million at December 31, 2014, compared to $137.6 million at December 31, 2013. The table below provides information concerning the Company's real estate investments by major category at December 31.

	2014	2013
Land	$28,767	$26,481
Buildings	150,501	104,703
Less accumulated depreciation	(33,217)	(30,949)
Real estate, commercial	146,051	100,235
Real estate, joint ventures	35,031	37,395
Total	$181,082	$137,630
Investment real estate is depreciated on a straight-line basis over periods ranging from 3 years to 60 years. The Company had real estate sales of $2.9 million, $0.4 million, and $53.5 million during 2014, 2013, and 2012, respectively.
The Company had non-income producing real estate, consisting of vacant properties and properties under development, of $12.2 million at December 31, 2014, compared to $21.7 million at December 31, 2013.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

5. Fair Value Measurements
Under GAAP, fair value represents the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. It is the Company’s practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At both December 31, 2014 and December 31, 2013, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis at December 31.

	2014
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,247	$152,546	$—	$164,793
Federal agencies [1]	—	21,951	—	21,951
Federal agency issued residential mortgage-backed securities [1]	—	48,742	—	48,742
Subtotal	12,247	223,239	—	235,486
Corporate obligations:
Industrial	—	559,377	—	559,377
Energy	—	230,090	—	230,090
Communications and technology	—	242,905	—	242,905
Financial	—	294,329	—	294,329
Consumer	—	544,079	—	544,079
Public utilities	—	250,079	—	250,079
Subtotal	—	2,120,859	—	2,120,859
Corporate private-labeled residential mortgage-backed securities	—	95,282	—	95,282
Municipal securities	—	158,492	—	158,492
Other	—	98,714	759	99,473
Redeemable preferred stocks	—	17,139	—	17,139
Fixed maturity securities	12,247	2,713,725	759	2,726,731
Equity securities	5,347	19,534	—	24,881
Total	$17,594	$2,733,259	$759	$2,751,612

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(1,094)	$(1,094)
Total	$—	$—	$(1,094)	$(1,094)
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31 are summarized below:

	2014
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$1,433	$—	$1,433	$(4,703)
Included in earnings	(12)	—	(12)	3,145
Included in other comprehensive income (loss)	(421)	—	(421)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	592
Sales	—	—	—	—
Other dispositions	(241)	—	(241)	(128)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance	$759	$—	$759	$(1,094)

	2013
	Assets			Liabilities
	Fixed maturity securities available for sale	Equity securities available for sale	Total	GMWB
Beginning balance	$46,133	$1,255	$47,388	$(1,080)
Included in earnings	(59)	641	582	(4,208)
Included in other comprehensive income (loss)	287	(627)	(340)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—	—	—
Issuances	—	—	—	737
Sales	—	—	—	—
Other dispositions	(839)	(1,269)	(2,108)	(152)
Transfers into Level 3	116	—	116	—
Transfers out of Level 3	(44,205)	—	(44,205)	—
Ending balance	$1,433	$—	$1,433	$(4,703)
The Company did not exclude any realized or unrealized gains or losses on items transferred into Level 3 in any of the periods presented. Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. In 2013, the Company was able to identify significant assumptions or was able to corroborate observable market data for securities that had been level 3 in the previous year. These securities were transfered from Level 3 to Level 2, based upon the beginning of year values. The Company did not have any transfers between Level 1 and Level 2 at December 31, 2014 or 2013.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $0.8 million as of December 31, 2014. These assets are valued using discounted cash flow models for which the significant assumptions are not observable in the market.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents the valuation method for the financial instrument liability included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at December 31, 2014.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(1,094)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.73%-1.35%
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
The Company estimates that the impact of unobservable inputs at December 31, 2014 was as follows: a 10% increase in the mortality assumption would reduce the liability $0.1 million; a 10% decrease in the lapse assumption would increase the liability $0.3 million; a 10% increase in the benefit utilization would increase the liability $0.9 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.4 million.
The following tables present a summary of fair value estimates at December 31 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	2014
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,726,731	$2,726,731
Equity securities	24,881	24,881
Mortgage loans	541,180	567,435
Policy loans	83,553	83,553
Cash and short-term investments	50,118	50,118
Separate account assets	406,501	406,501

Liabilities:
Individual and group annuities	1,080,322	1,061,067
Supplementary contracts and annuities without life contingencies	54,949	53,744
Separate account liabilities	406,501	406,501
Other policyholder funds - GMWB	(1,094)	(1,094)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	2013
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,618,620	$2,618,620
Equity securities and other invested assets	34,386	34,386
Mortgage loans	629,256	658,142
Policy loans	83,518	83,518
Cash and short-term investments	48,909	48,909
Separate account assets	393,416	393,416

Liabilities:
Individual and group annuities	1,100,495	1,078,618
Supplementary contracts and annuities without life contingencies	51,624	50,097
Separate account liabilities	393,416	393,416
Other policyholder funds - GMWB	(4,703)	(4,703)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at December 31.

	2014	2013
Receivables:
Agent receivables, net (allowance $2,003; 2013 - $2,245)	$1,727	$1,660
Investment-related financing receivables:
Mortgage loans, net (allowance $1,914; 2013 - $3,251)	541,180	629,256
Total financing receivables	$542,907	$630,916
The following table details the activity of the allowance for doubtful accounts on agent receivables at December 31. Any recoveries are reflected as deductions.

	2014	2013
Beginning of year	$2,245	$2,261
Additions	306	69
Deductions	(548)	(85)
End of year	$2,003	$2,245
The following table details the mortgage loan portfolio, as collectively or individually evaluated for impairment at December 31.

	2014	2013
Mortgage loans collectively evaluated for impairment	$535,398	$582,679
Mortgage loans individually evaluated for impairment	7,696	49,828
Allowance for loan losses	(1,914)	(3,251)
Carrying value	$541,180	$629,256
The following table details the activity of the allowance for mortgage loan losses at December 31. Any recoveries are reflected as deductions.

	2014	2013
Beginning of year	$3,251	$3,346
Provision	—	—
Deductions	(1,337)	(95)
End of year	$1,914	$3,251
Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectibility of each receivable. The Company's gross agent receivables totaled $3.7 million at December 31, 2014 with an allowance for doubtful accounts totaling $2.0 million. Gross agent receivables totaled $3.9 million with an allowance for doubtful accounts of $2.2 million at December 31, 2013. The Company has two types of agent receivables including:

•
Agent specific loans. At December 31, 2014, these loans totaled $1.0 million and the allowance for doubtful accounts was $0.3 million. At December 31, 2013, these loans totaled $1.1 million with an allowance for doubtful accounts of $0.3 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

•
Other agent receivables. Gross agent receivables in this category totaled $2.7 million, and the allowance for doubtful accounts was $1.7 million at December 31, 2014. Gross agent receivables totaled $2.8 million, and the allowance for doubtful accounts was $1.9 million at December 31, 2013.

Mortgage Loans
The Company considers its mortgage loan portfolio to be long-term financing receivables. Mortgage loans are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan. Prepayment and late fees are recorded on the date of collection. Loans in foreclosure, loans considered impaired, or loans past due 90 days or more are placed on non-accrual status. Payments received on loans on non-accrual status for these reasons are applied first to interest income not collected while on non-accrual status, followed by fees, accrued and past-due interest, and principal.
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
Generally, the Company considers its mortgage loans to be a portfolio segment. The Company considers its primary class to be property type. The Company primarily uses loan-to-value as its credit risk quality indicator but also monitors additional secondary risk factors, such as geographic distribution both on a regional and specific state basis. The mortgage loan portfolio segment is presented by property type in a table in Note 4, as are geographic distributions by both region and state. These measures are also supplemented with various other analytics to provide additional information concerning potential impairment of mortgage loans and management's assessment of financing receivables.
The following table presents an aging schedule for delinquent payments for both principal and interest at December 31, 2014 and December 31, 2013, by property type.

Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014
Industrial	$—	$—	$—	$—	$—
Office	—	—	—	—	—
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

December 31, 2013
Industrial	$—	$—	$—	$—	$—
Office	8,497	24	—	829	853
Medical	3,921	32	—	—	32
Other	—	—	—	—	—
Total	$12,418	$56	$—	$829	$885
As of December 31, 2014, there were no mortgage loans that were past due or in the process of foreclosure. At December 31, 2013, there were five mortgage loans that were 30 days or more past due, including two over 90 days past due. The two loans that were over 90 days past due were in the process of foreclosure at December 31, 2013 and were foreclosed in 2014.
The allowance for loan losses is monitored and evaluated at multiple levels with a process that includes, but is not limited to, the factors presented below. Generally, the Company establishes the allowance for loan losses using the collectively evaluated impairment methodology at an overall portfolio level and then specifically identifies an allowance for loan losses on loans that contain elevated risk profiles. If the Company determines through its evaluation that a loan has an elevated specific risk profile, it then individually assesses the loan’s risk profile and assigns a specific allowance value based on many factors, including those identified below.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

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
As part of the Company’s process of monitoring impairments on loans, there are a number of significant risks and uncertainties inherent in this process. These risks include, but are not limited to:

•	The risk that the Company’s assessment of a borrower to meet all of its contractual obligations will change based on changes in the credit characteristics of the borrower or property;

•	The risk that the economic outlook will be worse than expected or have more of an impact on the borrower than anticipated;

•	The risk that the performance of the underlying property could deteriorate in the future;

•	The risk that fraudulent, inaccurate, or misleading information could be provided to the Company;

•	The risk that the methodology or assumptions used to develop estimates of the portion of the impairment of the loan prove over time to be inaccurate; and

•	The risk that other facts and circumstances change such that it becomes more likely than not that the Company will not obtain all of the contractual payments.
The Company reduced the allowance in 2014 largely due to an overall decrease in mortgage loan balance. The Company reviews the portfolio's risk profile and expected ongoing performance not less often than quarterly.
To the extent the Company's review and valuation determines a loan is impaired, that amount is charged to the allowance for loan losses and the loan balance is reduced. In the event that a property is foreclosed upon, the carrying value is written down to the lesser of the current fair value or book value of the property with a charge to the allowance and a corresponding reduction to the mortgage loan asset. The property is then transferred to real estate where the Company has the ability and intent to manage these properties on an ongoing basis.
Over the past three years, the Company has had three mortgage loan defaults. Two loans were foreclosed in 2014 for a total impairment loss of $0.3 million. One loan was foreclosed in 2012 for an impairment loss of $0.2 million. The Company had no troubled loans that were restructured or modified in 2014, 2013, or 2012.
7. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in real estate joint ventures are equity interests in partnerships or limited liability companies that may or may not participate in profits or residual value. The Company's investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. The Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Comprehensive Income as a component of income tax expense. The tax credits are recognized as a reduction of tax expense. The Company realized federal income tax credits related to these investments of $2.8 million, $2.9 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company also recognized $0.9 million, $1.4 million, and $1.8 million of amortization related to these investments for the years ended December 31, 2014, 2013, and 2012, respectively. The Company's investments in other VIEs are recorded

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

using the equity method, with cash distributions from the VIE and cash contributions to the VIE recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Comprehensive Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income.
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
The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at December 31, 2014 and December 31, 2013. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at December 31, 2014 and investments in six real estate joint ventures and 26 affordable housing real estate joint ventures at December 31, 2013.

	2014		2013
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,415	$21,415	$22,104	$22,104
Affordable housing real estate joint ventures	13,153	54,028	14,517	56,718
Total	$34,568	$75,443	$36,621	$78,822
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
At December 31, 2014, the Company had no mortgage loan or equity commitments outstanding to the real estate joint venture VIEs. At December 31, 2013, the Company had no mortgage loan commitments and $0.2 million in equity commitments. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at December 31, 2014 and 2013 included $27.7 million and $22.5 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

8. Property and Equipment
Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. The home office is depreciated over 25 years to 50 years and furniture and equipment is depreciated over 3 years to 10 years. The table below provides information at December 31.

	2014	2013
Land	$766	$766
Home office complex	21,249	20,775
Furniture and equipment	47,296	46,176
	69,311	67,717
Accumulated depreciation	(51,784)	(50,193)
Property and equipment	$17,527	$17,524
Depreciation expense totaled $1.7 million, $1.6 million, and $5.1 million in 2014, 2013, and 2012, respectively.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

9. Separate Accounts
The total separate account assets were $406.5 million at December 31, 2014 (2013 - $393.4 million). Variable universal life and variable annuity assets comprised 28% and 72% of this amount in 2014 compared to 29% and 71% of this amount in 2013.
The following table provides a reconciliation of activity within separate account liabilities at December 31.

	2014	2013	2012
Balance at beginning of year	$393,416	$340,093	$316,609
Deposits on variable policyholder contracts	47,308	36,471	33,748
Transfers to general account	(5,859)	(4,349)	(5,082)
Investment performance	24,314	69,545	43,399
Policyholder benefits and withdrawals	(39,177)	(35,236)	(35,799)
Contract charges	(13,501)	(13,108)	(12,782)
Balance at end of year	$406,501	$393,416	$340,093
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of income payments to an owner or annuitant, regardless of the contract account value. The value of the separate accounts with the GMWB rider is recorded at fair value of $132.3 million at December 31, 2014 (2013 - $123.9 million). The GMWB guarantee liability was $(1.1) million at December 31, 2014 (2013 - $(4.7) million). The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
In April 2013, the Company acquired a closed block of variable universal life insurance policies and variable annuity contracts from American Family as discussed in the Reinsurance Transaction section of Note 1. The Company assumed 100% of the separate account liabilities on a modified coinsurance basis and 100% of the general account liabilities on a coinsurance basis. The modified coinsurance portion of the transaction represented approximately $291.6 million in separate account fund balances at acquisition. The Company receives fees based upon both specific transactions and the fund value of the block of policies, as provided under modified coinsurance transactions. Also, as required under modified coinsurance transaction accounting, the separate account fund balances totaling $318.1 million and $319.0 million at December 31, 2014 and 2013, respectively, were not recorded as separate accounts on the Company's financial statements. Rather, the Company recorded these fixed fund accounts as a separate block under its general accounts, and the Company also receives certain ongoing fees associated with specific transactions. The coinsurance portion of the transaction represented $23.6 million in fund value and $0.6 million in future policy benefits at acquisition. The fund value and future policy benefits represented $27.2 million and $0.6 million at December 31, 2014, compared to approximately $26.0 million in fund value and $0.8 million in future policy benefits at December 31, 2013. The Company recorded these fixed fund accounts as a separate block under its general account.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

At December 31, 2014 and 2013, separate account balances for variable annuity contracts were $292.3 million and $279.6 million, respectively. The total reserve held for variable annuity GMDB was less than $0.1 million at both December 31, 2014 and December 31, 2013. Additional information related to the GMDB and related separate account balances and net amount at risk (the amount by which the GMDB exceeds the account balance) as of December 31, 2014 and 2013 is provided below:

	2014			2013
	Separate Account Balance	Net Amount at Risk	Weighted Average Attained Age	Separate Account Balance	Net Amount at Risk	Weighted Average Attained Age
Return of net deposits	$230,426	$667	59.9	$221,905	$684	59.6
Return of the greater of the highest anniversary contract value or net deposits	8,594	102	67.3	8,918	9	65.6
Return of the greater of every fifth year highest anniversary contract value or net deposits	7,770	50	65.5	6,726	57	67.2
Return of the greater of net deposits accumulated annually at 5% or the highest anniversary contract value	45,466	2,173	61.6	42,083	1,579	61.6
Total	$292,256	$2,992	60.5	$279,632	$2,329	60.3
The following table presents the GMDB for the variable annuity incurred and paid death benefits for the three years ended December 31.

	2014	2013	2012
Variable annuity incurred death benefits	$2,475	$2,900	$2,296
Variable annuity paid death benefits	2,289	3,744	2,029
The following table presents the aggregate fair value of assets by major investment asset category supporting the variable annuity separate accounts with guaranteed benefits at December 31.

	2014	2013
Money market	$4,267	$4,770
Fixed income	36,351	40,036
Balanced	60,726	64,015
International equity	22,057	24,745
Intermediate equity	139,609	116,770
Aggressive equity	29,246	29,296
Total	$292,256	$279,632

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

	2014	2013	2012
Gross liability at beginning of year	$33,888	$36,219	$32,921
Less reinsurance recoverable	(27,567)	(29,938)	(26,797)
Net liability at beginning of year	6,321	6,281	6,124
Incurred benefits related to:
Current year	27,037	24,333	22,061
Prior years [1]	(161)	(937)	(356)
Total incurred benefits	26,876	23,396	21,705
Paid benefits related to:
Current year	23,352	20,906	18,667
Prior years	3,276	2,450	2,881
Total paid benefits	26,628	23,356	21,548
Net liability at end of year	6,569	6,321	6,281
Reinsurance recoverable	28,122	27,567	29,938
Gross liability at end of year	$34,691	$33,888	$36,219
1 The incurred benefits related to prior years’ unpaid accident and health claims reflect the change in these liabilities.
11. Participating Policies
The Company has some insurance contracts where the policyholder is entitled to share in the earnings through dividends that reflect the difference between the premium charged and the actual experience. Participating business at year-end 2014 approximated 9% of statutory premiums and 13% of the life insurance in force, compared to 8% and 14% in 2013, respectively. The amount of dividends to be paid is determined annually by the Company's Board of Directors. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued. Provision has been made in the liability for future policy benefits to allocate amounts to participating policyholders on the basis of dividend scales contemplated at the time the policies were issued, as well as for policyholder dividends in excess of the original scale, which have been declared by the Board of Directors.
12. Notes Payable
The Company had no notes payable at December 31, 2014 or December 31, 2013.
As a member of the FHLB with a capital investment of $4.9 million, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in 2014, 2013, and 2012.
The Company had unsecured revolving lines of credit of $70.0 million and $60.0 million with two major commercial banks with no balances outstanding at December 31, 2014 and 2013, respectively. The lines of credit are at variable interest rates based upon short-term indices, and they will mature in June of 2015. The Company anticipates renewing these lines as they come due.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

13. Income Taxes
The following table provides information about income taxes for the years ended December 31.

	2014	2013	2012
Current income tax expense	$8,065	$6,018	$17,477
Deferred income tax expense	4,929	8,374	868
Total income tax expense	$12,994	$14,392	$18,345
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the years ended December 31.

	2014	2013	2012
Federal income tax rate	35%	35%	35%
Tax credits, net of equity adjustment	(4)%	(3)%	(3)%
Permanent differences	(1)%	—%	(1)%
Effective income tax rate	30%	32%	31%
Presented below are tax effects of temporary differences that result in significant deferred tax assets and liabilities at December 31.

	2014	2013
Deferred tax assets:
Future policy benefits	$24,335	$27,721
Employee retirement benefits	34,422	26,506
Tax carryovers	—	326
Other	486	—
Deferred tax assets	59,243	54,553
Deferred tax liabilities:
Basis differences between tax and
GAAP accounting for investments	6,861	4,391
Unrealized investment gains	61,090	43,550
Capitalization of deferred acquisition costs, net of amortization	53,381	55,818
Value of business acquired	8,629	9,990
Property and equipment, net	5,159	5,211
Other	—	1,765
Deferred tax liabilities	135,120	120,725
Net deferred tax liability	75,877	66,172
Current tax liability (asset)	(2,255)	(709)
Income taxes payable	$73,622	$65,463
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In general, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2011. The Company is not currently under examination by the Internal Revenue Service.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Tax positions are evaluated at the reporting date to determine whether an unrecognized tax benefit should be recorded. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31 is as follows:

	2014	2013
Beginning of year	$—	$—
Additions based on tax positions related to the current year	0.1	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions for statute of limitations lapse	—	—
End of year	$0.1	$—
The Company's policy is to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company recognized $0.1 million of tax penalty and interest expense in 2014. The Company did not recognize any expense related to interest and penalties during 2013 or 2012.
The Company had no material tax uncertainties requiring recognition in its consolidated financial statements as of December 31, 2014.  The Company is no longer subject to income tax examinations by tax authorities for years prior to 2010.
The income tax expense is recorded in various places in the Company's financial statements, as detailed below, for the years ended December 31.

	2014	2013	2012
Income tax expense	$12,994	$14,392	$18,345
Stockholders’ equity:
Related to:
Change in net unrealized gains on securities available for sale	17,568	(50,790)	24,974
Effect on DAC and VOBA	(530)	16,577	(6,080)
Change in future policy benefits	(3,730)	4,534	(4,611)
Change in policyholder account balances	(130)	220	(195)
Change in benefit plan obligations	(8,400)	7,961	(1,161)
Total income tax expense (benefit) included in financial statements	$17,772	$(7,106)	$31,272

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

14. Pensions and Other Postemployment Benefits (OPEB)
The Company has pension and other postemployment benefit plans covering substantially all its employees for which the measurement date is annually on December 31.
The Kansas City Life Cash Balance Pension Plan (the Plan) was amended effective December 31, 2010 to provide that participants’ accrued benefits will be frozen, and that no further benefits or accruals will be earned after December 31, 2010. Although participants will no longer accrue additional benefits under the Plan at December 31, 2010, participants will continue to earn years of service for vesting purposes under the Plan with respect to their benefits accrued through December 31, 2010. In addition, the cash balance account will continue to earn annual interest. Plan benefits are based on a cash balance account consisting of credits to the account based upon an employee’s years of service, compensation and interest credits on account balances calculated using the greater of the average 30-year Treasury bond rate for November of each year or 5.5%. The benefits expected to be paid in each year from 2015 through 2019 are $11.5 million, $9.6 million, $9.4 million, $10.2 million, and $10.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2020 through 2024 are $49.3 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014 and are the actuarial present value of the vested benefits to which the employee is currently entitled but based upon the expected date of separation or retirement. The 2015 contribution for the plan has not been determined.
The asset allocation of the fair value of pension plan assets compared to the target allocation range at December 31 was:

	2014	2013	Target Allocation

Equity securities	40%	39%	33% - 43%
Asset allocation and alternative assets	29%	28%	23% - 33%
Debt securities	30%	30%	26% - 42%
Cash and cash equivalents	1%	3%	0% - 2%
Certain of the Company's pension plan assets consist of investments in pooled separate accounts. Net asset value (NAV) of the separate accounts is calculated in a manner consistent with GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Sale of plan assets may be at values less than NAV. Certain redemption restrictions may apply to specific stock and bond funds, including written notices prior to the withdrawal of funds and a potential redemption fee on certain withdrawals.
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
Plan fiduciaries set investment policies and strategies and oversee its investment allocation, which includes selecting investment managers, commissioning periodic asset-liability studies, and setting long-term strategic targets. Long-term strategic investment objectives include preserving the funded status of the plan and balancing risk and return. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range. The Plan does not expect to return any plan assets to the Company during 2015.
The current assumption for the expected long-term rate of return on plan assets is 7.70%. This assumption is determined by analyzing: 1) historical average returns achieved by asset allocation and active management; 2) historical data on the volatility of returns; 3) current yields available in the marketplace; 4) actual returns on plan assets; and 5) current and anticipated future allocation among asset classes. The asset classes used for this analysis are domestic and international equities, investment grade corporate bonds, alternative assets, and cash. The overall rate is derived as a weighted average of the estimated long-term returns on the asset classes represented in the investment portfolio of the plan. Effective January 2015, the Company decreased the assumption for the expected long-term rate of return on plan assets to be 7.50%.
The assumed discount rates used to determine the benefit obligation for pension benefits and postemployment benefits are 3.57% and 3.90%, respectively. The discount rates were determined by reference to the Citigroup Pension Liability Yield Curve on

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

December 31, 2014. Specifically, the spot rate curve represents the rates on zero coupon securities of the quality and type included in the pension index at various maturities. By discounting benefit cash flows at these rates, a notional amount equal to the fair value of a cash flow defeasing portfolio of bonds was determined. The discount rate for benefits was calculated as a single rate giving the same discounted value as the notional amount.
The Company adopted the updated mortality tables issued by the Society of Actuaries during 2014. The new tables reflect longer life expectancy, which may result in higher benefit obligations. The impact to the Company's benefit obligation was an increase of $4.9 million as a result of this adoption.
The postemployment medical plans for eligible employees, agents, and their dependents are contributory with contributions adjusted annually. The benefits expected to be paid in each year from 2015 through 2019 are $1.0 million, $1.0 million, $1.1 million, $1.1 million, and $1.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2020 through 2024 are $7.4 million. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2014. Contributions to the plan in 2014 were $0.9 million. The 2015 contribution for the plan is estimated to be $0.9 million. The Company pays these medical costs as they become due and the plan incorporates cost-sharing features. The postemployment plan disclosures included herein do not include the potential impact from the Medicare Act (the Act) that became law in December 2003. The Act introduced a new federal subsidy to sponsors of certain retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare. Since the Company does not provide benefits that are actuarially equivalent to Medicare, the Act did not impact the Company’s disclosures.
Non-contributory defined contribution retirement plans for eligible general agents and sales agents provide supplemental payments based upon earned agency first year individual life and annuity commissions. Contributions to these plans in 2014 were $0.1 million (2013 - $0.1 million; 2012 - $0.1 million). Non-contributory deferred compensation plans for eligible agents based upon earned first year commissions are also offered. Contributions to these plans in 2014 were $0.3 million (2013 - $0.3 million; 2012 - $0.5 million).
Savings plans for eligible employees and agents match employee and agent contributions up to 8% of salary and 2.5% of agents’ prior year paid commissions, respectively. Contributions to the plan in 2014 were $2.1 million (2013 - $2.1 million; 2012 - $3.2 million). The Company may contribute an additional profit sharing amount up to 4% of salary for eligible employees, depending upon corporate profits. In 2014, the Company made a contribution to the plan under the profit sharing determination of 4% of salary for eligible employees, which totaled $1.3 million. In 2013, The Company made a contribution to the plan under the profit sharing determination of 4% of salary for eligible employees, which totaled $1.3 million.
A non-contributory trusteed employee stock ownership plan covers substantially all salaried employees. No contributions have been made to this plan since 1992.
The Company recognizes the funded status of its defined pension and postemployment plans, measured as the difference between plan assets at fair value and the projected benefit obligation, on the Consolidated Balance Sheets. Changes in the funded status that arise during the period, but are not recognized as components of net periodic benefit cost, are recognized within other comprehensive income (loss), net of taxes.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables provide information regarding pension benefits and other benefits for the years ended December 31.

	Pension Benefits		OPEB
	2014	2013	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$146,000	$159,201	$31,179	$36,403
Service cost	—	—	611	786
Interest cost	6,202	5,338	1,499	1,368
Plan participants' contributions	—	—	515	496
Curtailments and plan changes	—	—	—	(4,357)
Actuarial (gain) loss	15,465	(9,394)	4,027	(1,922)
Benefits paid	(9,954)	(9,145)	(1,375)	(1,595)
Benefit obligation at end of year	$157,713	$146,000	$36,456	$31,179

Change in plan assets:
Fair value of plan assets at beginning of year	$136,707	$125,153	$—	$—
Return on plan assets	5,154	14,671	—	—
Plan participants' contributions	—	—	515	496
Company contributions	6,080	6,028	860	1,099
Benefits paid	(9,954)	(9,145)	(1,375)	(1,595)
Fair value of net plan assets at end of year	$137,987	$136,707	$—	$—

Unfunded status at end of year	$19,726	$9,293	$36,456	$31,179

	Pension Benefits		OPEB
	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive income:
Net loss	$78,156	$59,241	$7,914	$3,974
Prior service credit	—	—	(3,048)	(4,194)
Total accumulated other comprehensive income	$78,156	$59,241	$4,866	$(220)

	Pension Benefits		OPEB
	2014	2013	2014	2013
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Unrecognized actuarial net (gain) loss	$20,633	$(14,838)	$4,027	$(1,923)
Unrecognized prior service credit	—	—	—	(4,357)
Amortization of net gain	(1,718)	(2,393)	(87)	(103)
Curtailments and plan changes	—	—	—	116
Amortization of prior service cost	—	—	1,146	752
Total (gain) loss recognized in other comprehensive income (loss)	$18,915	$(17,231)	$5,086	$(5,515)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pension Benefits		OPEB
	2014	2013	2014	2013
Plans with underfunded accumulated benefit obligation:
Projected benefit obligation	$157,713	$146,000	$—	$—
Accumulated benefit obligation	157,713	146,000	—	—
Fair value of plan assets	137,987	136,707	—	—

Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.57%	4.42%	3.90%	4.88%
Expected return on plan assets	7.70%	7.70%	—	—

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.42%	3.47%	4.88%	4.03%
Expected return on plan assets	7.70%	7.70%	—	—
The following table presents the fair value of each major category of pension plan assets at December 31.

	Pension Plan
	2014	2013
Debt securities:
United States Government fixed maturity securities	$2,179	$2,210
Industrial and public utility fixed maturity securities	19,554	18,651
Investment funds:
Hedge funds	19,147	17,839
Stock and bond funds:
Domestic equity	30,621	27,382
International equity	19,060	19,709
Emerging markets	5,694	5,957
Global asset allocation	20,779	20,350
Fixed income	20,096	19,911
Other invested assets	50	53
Cash and cash equivalents	1,306	4,412
Receivables	229	233
Fair value of assets at end of year	$138,715	$136,707
Liabilities
Accrued liabilities	728	—
Total liabilities	728	—
Fair value of net plan assets at end of year	137,987	136,707

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following tables provide the fair value hierarchy, as described in Note 5, for pension plan assets at December 31.

	2014
	Level 1	Level 2	Level 3	Total
Debt securities:
United States Government fixed maturity securities	$—	$2,179	$—	$2,179
Industrial and public utility fixed maturity securities	—	19,554	—	19,554
Investment funds:
Hedge funds	—	19,147	—	19,147
Stock and bond funds	—	96,250	—	96,250
Other invested assets	—	—	50	50
Cash and cash equivalents	1,306	—	—	1,306
Receivables	229	—	—	229
Total	$1,535	$137,130	$50	$138,715

	2013
	Level 1	Level 2	Level 3	Total
Debt securities:
United States Government fixed maturity securities	$—	$2,210	$—	$2,210
Industrial and public utility fixed maturity securities	—	18,651	—	18,651
Investment funds:
Hedge funds	—	17,839	—	17,839
Stock and bond funds	—	93,309	—	93,309
Other invested assets	—	—	53	53
Cash and cash equivalents	4,412	—	—	4,412
Receivables	233	—	—	233
Total	$4,645	$132,009	$53	$136,707
The following table discloses the changes in Level 3 plan assets measured at fair value on a recurring basis for the years ended December 31.

	Pension Plan
	2014	2013
Beginning balance	$53	$205
Gains (losses) realized and unrealized	16	(29)
Sales	(19)	—
Transfers out	—	(123)
Ending balance	$50	$53

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides the components of net periodic benefit cost for the years ended December 31.

	Pension Benefits			OPEB
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$611	$786	$879
Interest cost	6,202	5,338	5,796	1,499	1,368	1,529
Expected return on plan assets	(10,322)	(9,227)	(8,889)	—	—	—
Amortization of:
Unrecognized actuarial net loss	1,718	2,393	133	87	103	247
Unrecognized prior service cost (credit)	—	—	—	(1,146)	(752)	(252)
Curtailment	—	—	—	—	(116)	—
Net periodic benefit cost (credit)	(2,402)	(1,496)	(2,960)	1,051	1,389	2,403
Total recognized in other comprehensive income (loss)	18,915	(17,231)	3,877	5,086	(5,515)	(561)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$16,513	$(18,727)	$917	$6,137	$(4,126)	$1,842
The following table provides the estimated net loss and prior service credit for the pension plan and other postemployment plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2015.

	Pension Benefits	OPEB
Actuarial net loss	$2,400	$471
Prior service credit	—	(1,147)
The assumed growth rate of health care costs has a significant effect on the benefit amounts reported, as the table below demonstrates.

	One Percentage Point Change in the Growth Rate
	Increase	Decrease

Service and interest cost components	$455	$(352)
Postemployment benefit obligation	6,704	(5,299)
For measurement purposes, the annual increase in the per capita cost of covered health care benefits was assumed to be 8.0%, decreasing gradually to 5.0% in 2027 and thereafter.
Included in the Company's OPEB is a medical insurance plan for retired agents. During the second quarter of 2013, the Company notified the participants that this benefit was being terminated effective December 31, 2013. This benefit termination required a re-valuation of the plan, which was performed effective June 10, 2013 and resulted in a plan curtailment. The curtailment resulted in the immediate recognition of reduced operating expenses of $0.1 million and a reduced liability of $4.4 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

15. Share-Based Payment
The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units attributable to each participant. The increase in the share price is determined based on the change in the share price from the beginning to the end of the three-year interval. Amounts representing dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability, or retirement. In addition, all payments are lump sum with no deferrals allowed. The Company does not make payments in shares, warrants, or options.
The following table provides information about the outstanding three-year intervals at December 31, 2014.

Defined Measurement Period	Number of Units	Grant Price
2012-2014	206,389	$31.70
2013-2015	212,734	$37.86
2014-2016	162,063	$48.06
2015-2017*	186,962	$47.87
* Effective January 1, 2015
The plan made a payment of $3.8 million during 2014 for the three-year interval ended December 31, 2013. The plan made a payment of $2.4 million during 2013 for the three-year interval ended December 31, 2012. No payments were made during 2012 for the three-year interval ended December 31, 2011. The cost of compensation charged as an operating expense during 2014, 2013, and 2012 was $1.4 million, $3.5 million, and $2.2 million, net of tax, respectively.
16. Reinsurance
The table below provides information about reinsurance for the years ended December 31.

	2014	2013	2012
Life insurance in force (in millions) :
Direct	$27,978	$27,753	$27,515
Ceded	(13,546)	(13,689)	(13,622)
Assumed	4,006	4,271	1,187
Net	$18,438	$18,335	$15,080

Premiums:
Life insurance:
Direct	$162,110	$186,358	$138,544
Ceded	(45,703)	(45,061)	(44,760)
Assumed	2,479	2,562	2,758
Net	$118,886	$143,859	$96,542

Accident and health:
Direct	$57,603	$55,068	$52,090
Ceded	(10,941)	(12,397)	(12,543)
Net	$46,662	$42,671	$39,547

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Ceded Reinsurance Arrangements
Old American has a coinsurance agreement that reinsures certain whole life policies issued by Old American prior to December 1, 1986. These policies had a face value of $23.3 million at December 31, 2014 (2013 - $26.3 million). The reserve for future policy benefits ceded under this agreement at December 31, 2014 was $13.5 million (2013 - $15.1 million).
Sunset Life entered into a yearly renewable term reinsurance agreement January 1, 2002, whereby it ceded 80% of its retained mortality risk on traditional and universal life policies. In June 2012, Sunset Life recaptured approximately 9% of the outstanding bulk reinsurance agreement. At December 31, 2014, the insurance in force ceded approximated $1.0 billion (2013 - $1.0 billion) and premiums totaled $7.3 million (2013 - $7.4 million; 2012 - $7.7 million).
Reinsurance recoverables were $194.4 million at year-end 2014, consisting of reserves ceded of $181.5 million and claims ceded of $12.9 million. Reinsurance recoverables were $191.1 million at year end 2013, consisting of reserves ceded of $178.7 million and claims ceded of $12.4 million.
The maximum retention on any one life during 2014 and 2013 was $0.5 million for ordinary life plans and $0.1 million for group coverage.
The following table reflects the Company’s reinsurance partners whose reinsurance recoverable was 5% or greater of the Company's total reinsurance recoverable at December 31, 2014, along with their A.M. Best credit rating.

	A.M. Best Rating	Reinsurance Recoverable	% of Recoverable
TransAmerica Life Insurance Company	A+	$47,728	25%
Security Life of Denver	A	26,394	14%
RGA Reinsurance Company	A+	18,850	10%
Employers Reassurance Corporation	A-	13,943	7%
Union Security Insurance Company	A-	13,055	7%
Lewer Life Insurance Company	B	10,301	5%
Lincoln National Life Insurance Company	A+	9,679	5%
Swiss Re Life & Health America, Inc	A+	9,444	5%
Other (21 Companies)		45,031	22%
Total		$194,425	100%
A contingent liability exists with respect to reinsurance, which may become a liability of the Company in the unlikely event that the reinsurers should be unable to meet obligations assumed under reinsurance contracts. The solvency of reinsurers is reviewed annually.
The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet the obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, significant changes or events of the reinsurer, and any other factors that the Company believes relevant. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At year-end 2014 and 2013, no reinsurer met these conditions. In addition, the Company will review the credit rating and financial statements of a reinsurer before entering into any new agreements.
Assumed Reinsurance Arrangements
Kansas City Life acquired a block of traditional life and universal life products in 1997 through a 100% coinsurance and servicing arrangement. Investments equal to the statutory policy reserves are held in a trust to secure payment of the estimated liabilities relating to the policies.  At December 31, 2014, the block had $1.0 billion of life insurance in force (2013 - $1.1 billion). The block generated life insurance premiums of $2.4 million in 2014 (2013 - $2.4 million; 2012 - $2.6 million).
The Company acquired a block of variable universal life insurance policies and variable annuity contracts from American Family in 2013. The transfer was comprised of a 100% modified coinsurance transaction on the separate account business and a 100% coinsurance transaction for the corresponding fixed account business. Included in the transaction are ongoing servicing arrangements for this business. At December 31, 2014, the block consisted of $318.0 million (2013 - $319.0 million) of separate account balances, which are included in the financial statements of American Family. At December 31, 2014, the block consisted of $0.6 million (2013 - $0.8 million) of future policy benefits and $27.2 million (2013 - $26.0 million) in fixed fund balances that are included in policyholder account balances in the Company’s consolidated balance sheets.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

17. Comprehensive Income (Loss)
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
The following tables provide information about comprehensive income (loss) for the years ended December 31.

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2014:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$50,805	$17,781	$33,024
Equity securities	1,880	658	1,222
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	4,025	1,409	2,616
Other-than-temporary impairment losses recognized in earnings	(2,176)	(762)	(1,414)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	643	225	418
Net unrealized gains excluding impairment losses	50,193	17,567	32,626
Change in benefit plan obligations	(24,001)	(8,400)	(15,601)
Effect on DAC and VOBA	(1,516)	(531)	(985)
Future policy benefits	(10,659)	(3,731)	(6,928)
Policyholder account balances	(372)	(130)	(242)
Other comprehensive income	$13,645	$4,775	$8,870
Net income			29,990
Comprehensive income			$38,860

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2013:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$(139,206)	$(48,721)	$(90,485)
Equity securities	(1,816)	(636)	(1,180)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	5,225	1,829	3,396
Other-than-temporary impairment losses recognized in earnings	(1,032)	(361)	(671)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(101)	(35)	(66)
Net unrealized losses excluding impairment losses	(145,114)	(50,790)	(94,324)
Change in benefit plan obligations	22,745	7,960	14,785
Effect on DAC and VOBA[1]	47,363	16,577	30,786
Future policy benefits	12,956	4,535	8,421
Policyholder account balances	628	220	408
Other comprehensive loss	$(61,422)	$(21,498)	$(39,924)
Net income			30,063
Comprehensive loss			$(9,861)
1 The pre-tax amount includes $16.0 million for a one-time refinement in estimate and $5.6 million for the effect on the deferred revenue liability.

	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
2012:
Net unrealized gains (losses) arising during the year:
Fixed maturity securities	$72,768	$25,469	$47,299
Equity securities	(173)	(61)	(112)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,961	1,036	1,925
Other-than-temporary impairment losses recognized in earnings	(2,526)	(884)	(1,642)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	808	282	526
Net unrealized gains excluding impairment losses	71,352	24,974	46,378
Change in benefit plan obligations	(3,317)	(1,161)	(2,156)
Effect on DAC and VOBA	(17,370)	(6,080)	(11,290)
Future policy benefits	(13,173)	(4,611)	(8,562)
Policyholder account balances	(557)	(195)	(362)
Other comprehensive income	$36,935	$12,927	$24,008
Net income			41,150
Comprehensive income			$65,158

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table provides accumulated balances related to each component of accumulated other comprehensive income at December 31, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
2014:
Beginning of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170
Other comprehensive income (loss) before reclassification	29,250	1,756	(15,601)	(889)	(6,928)	(242)	7,346
Amounts reclassified from accumulated other comprehensive income	2,616	(996)	—	(96)	—	—	1,524
Net current-period other comprehensive income (loss)	31,866	760	(15,601)	(985)	(6,928)	(242)	8,870
End of year	$110,362	$3,141	$(53,964)	$(18,521)	$(17,406)	$(572)	$23,040

2013:
Beginning of year	$174,495	$706	$(53,148)	$(48,322)	$(18,899)	$(738)	$54,094
Other comprehensive income (loss) before reclassification	(99,395)	2,412	14,785	30,851	8,421	408	(42,518)
Amounts reclassified from accumulated other comprehensive income	3,396	(737)	—	(65)	—	—	2,594
Net current-period other comprehensive income (loss)	(95,999)	1,675	14,785	30,786	8,421	408	(39,924)
End of year	$78,496	$2,381	$(38,363)	$(17,536)	$(10,478)	$(330)	$14,170

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income for the years ended December 31.

	2014	2013
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$4,025	$5,225
Income tax expense [2]	(1,409)	(1,829)
Net of taxes	2,616	3,396

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(1,533)	(1,133)
Income tax benefit [2]	537	396
Net of taxes	(996)	(737)

Reclassification adjustment related to DAC and VOBA [1]	(147)	(100)
Income tax benefit [2]	51	35
Net of taxes	(96)	(65)

Total pre-tax reclassifications	2,345	3,992
Total income tax expense	(821)	(1,398)
Total reclassification, net taxes	$1,524	$2,594
1 (Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.
2 (Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.
18. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the years reported. The average number of shares outstanding during 2014 was 10,927,705 shares (2013 - 11,005,799 shares; 2012 - 11,095,777 shares). The number of shares outstanding at year-end 2014 was 10,825,205 (2013 - 10,968,839).
19. Segment Information
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life and the assumed reinsurance transactions. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, dental, vision, and group disability products. This segment is marketed through a nationwide sales force of independent general agents, group brokers, and third-party marketing arrangements. The Old American segment consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Separate investment portfolios are maintained for Kansas City Life, Sunset Life, and Old American. However, investment assets and income are allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities. Most home office functions are fully integrated for all segments in order to maximize economies of scale. Therefore, operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.
Inter-segment revenues are not material. The Company operates solely in the United States and no individual customer accounts for 10% or more of the Company’s revenue.

	Individual Insurance [2]	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated [2]
2014:
Insurance revenues (customer revenues)	$150,929	$57,852	$75,822	$(406)	$284,197
Net investment income	152,986	521	11,461	—	164,968
Realized investment gains (losses)	3,394	—	(25)	—	3,369
Other revenues	12,267	199	19	—	12,485
Total revenues	319,576	58,572	87,277	(406)	465,019

Policyholder benefits	117,511	33,421	52,014	—	202,946
Interest credited to policyholder account balances	76,463	—	—	—	76,463
Amortization of deferred acquisition costs	23,668	—	17,220	—	40,888
Operating expenses	62,653	24,346	15,145	(406)	101,738
Total benefits and expenses	280,295	57,767	84,379	(406)	422,035

Income before income tax expense	39,281	805	2,898	—	42,984
Income tax expense	11,632	282	1,080	—	12,994
Segment net income	$27,649	$523	$1,818	$—	$29,990

Segment assets	$4,184,516	$9,688	$377,663	$—	$4,571,867
Interest expense	—	—	—	—	—
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
2 Includes amounts attributable to the American Family reinsurance transaction.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance [2]	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated [2]
2013:
Insurance revenues (customer revenues)	$173,823	$53,021	$73,535	$(395)	$299,984
Net investment income	157,580	488	11,672	—	169,740
Realized investment gains	3,576	—	296	—	3,872
Other revenues	9,847	147	3	—	9,997
Total revenues	344,826	53,656	85,506	(395)	483,593

Policyholder benefits	136,114	29,144	46,736	—	211,994
Interest credited to policyholder account balances	79,294	—	—	—	79,294
Amortization of deferred acquisition costs	20,440	—	16,788	—	37,228
Operating expenses	71,267	23,702	16,048	(395)	110,622
Total benefits and expenses	307,115	52,846	79,572	(395)	439,138

Income before income tax expense	37,711	810	5,934	—	44,455
Income tax expense	11,974	284	2,134	—	14,392
Segment net income	$25,737	$526	$3,800	$—	$30,063

Segment assets	$4,129,852	$8,731	$371,177	$—	$4,509,760
Interest expense	—	—	—	—	—
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
2 Includes amounts attributable to the American Family reinsurance transaction.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

	Individual Insurance	Group Insurance	Old American	Intercompany Eliminations [1]	Consolidated
2012:
Insurance revenues (customer revenues)	$116,779	$48,823	$70,773	$(392)	$235,983
Net investment income	163,706	524	11,924	—	176,154
Realized investment gains (losses)	19,032	—	(596)	—	18,436
Other revenues	9,196	145	13	—	9,354
Total revenues	308,713	49,492	82,114	(392)	439,927

Policyholder benefits	86,627	26,803	46,748	—	160,178
Interest credited to policyholder account balances	82,043	—	—	—	82,043
Amortization of deferred acquisition costs	14,712	—	13,330	—	28,042
Operating expenses	70,711	23,699	16,151	(392)	110,169
Total benefits and expenses	254,093	50,502	76,229	(392)	380,432

Income (loss) before income tax expense (benefit)	54,620	(1,010)	5,885	—	59,495
Income tax expense (benefit)	16,624	(354)	2,075	—	18,345
Segment net income (loss)	$37,996	$(656)	$3,810	$—	$41,150

Segment assets	$4,134,230	$8,793	$375,980	$—	$4,519,003
Interest expense	4	—	—	—	4
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
The following table provides information about the Company’s customer revenues, net of reinsurance, for the years ended December 31.

	2014	2013	2012
Customer revenues by line of business:
Traditional individual insurance products, net	$107,696	$133,509	$87,266
Interest sensitive products	88,181	86,618	84,904
Variable universal life insurance and annuities	30,468	26,836	14,990
Group life and accident and health products, net	57,852	53,021	48,823
Insurance revenues	$284,197	$299,984	$235,983

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

20. Quarterly Consolidated Financial Data (unaudited)
The unaudited quarterly results of operations for the years ended December 31 are summarized in the table below.

	First	Second	Third	Fourth
2014:
Total revenues	$115,112	$116,539	$115,663	$117,705

Total benefits and expenses	107,148	104,055	104,059	106,773

Net income	5,672	8,625	7,960	7,733

Per common share,
basic and diluted	0.52	0.78	0.73	0.71

2013:
Total revenues	$123,724	$120,898	$119,449	$119,522

Total benefits and expenses	116,180	104,858	108,643	109,457

Net income	5,312	10,975	7,234	6,542

Per common share,
basic and diluted	0.48	1.00	0.65	0.60
21. Statutory Information and Stockholder Dividends Restriction
The table below provides Kansas City Life’s net gain from operations, net income, and capital and surplus (stockholders' equity) on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2014	2013	2012

Net gain from operations	$27,167	$535	$32,102

Net income	27,124	335	46,474

Capital and surplus	339,137	330,599	327,444
The increases in net gain from operations and net income in 2014 were driven primarily by the statutory accounting treatment of the American Family transaction in 2013.
Kansas City Life recognizes its 100% ownership in Old American and Sunset Life under the equity method with subsidiary earnings recorded through surplus on a statutory accounting basis.  Capital and surplus at December 31, 2014 in the above table includes capital and surplus of $22.0 million and $32.3 million for each of those entities, respectively.
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
The maximum stockholder dividends payable by Kansas City Life without prior approval in 2015 is $33.9 million, 10% of December 31, 2014 capital and surplus. The maximum stockholder dividends payable by Old American without prior approval in 2015 is $2.3 million, which is 10% of December 31, 2014 capital and surplus. The maximum stockholder dividends payable by Sunset Life without prior approval in 2015 is $5.4 million, the statutory net gain from operations for the preceding year. Each of the individual insurance enterprises believes that the statutory limitations impose no practical restrictions on any of its dividend payment plans.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued)

Insurance companies are monitored and evaluated by state insurance departments as to the financial adequacy of statutory capital and surplus in relation to each company's risks. One such measure is through the risk-based capital (RBC) guidelines. RBC requirements are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. RBC guidelines consist of target statutory surplus levels based on the relationship of statutory capital and surplus to the sum of weighted risk exposures. The RBC calculation determines both an authorized control level and a total adjusted capital prepared on the RBC basis. Generally, regulatory action is at 150% of the authorized control level. Each of the three insurance companies is within the range of approximately 750% to 900%, well in excess of the control level at December 31, 2014.
The Company is required to deposit a defined amount of assets with state regulatory authorities. Such assets had a statutory carrying value of $12.2 million at December 31, 2014 (2013 - $12.5 million; 2012 - $12.7 million).
22. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At December 31, 2014, the Company had purchase commitments to fund mortgage loans of $30.1 million.
Subsequent to December 31, 2014 the Company entered into commitments to fund additional mortgage loans of $13.4 million.
23. Contingent Liabilities
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
The Company's subsidiary broker-dealer/investment advisor has been involved in a business that involves a substantial risk of liability. Legal and other proceedings involving financial services firms, including the Company's subsidiary, continue to have a significant impact on the industry. Significant matters over the last few years have included registered representative activity and certain types of securities products (particularly private placements and real estate investment products).
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
Certain policies, contracts, and annuities offered by the Company and certain products offered by its broker-dealer/investment advisor subsidiary are subject to regulation under federal and state securities laws. Federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC, the Financial Industry Regulatory Authority ("FINRA"), or a state securities regulator examine or investigate the activities of broker-dealers and/or investment advisors, including the Company's affiliated broker-dealer/ investment advisor subsidiary. It is possible that the results of any examination may lead to changes in systems or procedures, payments of fines and penalties, payments to customers, or a combination thereof, any of which could have a material adverse effect on the Company's financial condition or results of operations.
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
While the Company makes every effort to appropriately accrue liability for litigation and other legal proceedings, the outcome of such matters (including any amount of settlement, judgment, or fine) is inherently difficult to predict. This difficulty arises from the need to gather all relevant facts (which may or may not be available) and to apply those facts to complex legal principles. Based on currently available information, the Company does not believe that any litigation, proceeding or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial position, the results of its operations, or its cash flows. However, an adverse development or an increase in associated legal fees could be material in a particular period depending, in part, on the Company's operating results in that period.
24. Guarantees and Indemnifications
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
25. Subsequent Events
On January 26, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share, paid on February 11, 2015 to stockholders of record on February 5, 2015.

Schedule I
Kansas City Life Insurance Company and Subsidiaries
Summary of Investments – Other Than Investments in Related Parties
December 31, 2014

Type of Investment	Cost	Fair Value	Amount Recognized in Consolidated Balance Sheets
Fixed maturity securities, available for sale:
Bonds:
United States government and government agencies and authorities	$170,706	$182,563	$182,563
Residential mortgage-backed securities	135,106	144,024	144,024
Public utilities	225,375	250,079	250,079
Corporate	1,766,865	1,870,780	1,870,780
All other bonds	237,891	262,146	262,146
Redeemable preferred stocks	17,473	17,139	17,139
Total	$2,553,416	$2,726,731	$2,726,731

Equity securities, available for sale:
Common stocks	5,245	5,782	5,782
Perpetual preferred stocks	18,331	19,099	19,099
Total	$23,576	$24,881	$24,881

Mortgage loans	541,180		541,180
Real estate	181,082		181,082
Policy loans	83,553		83,553
Short-term investments	39,107		39,107
Other investments	462		462
Total investments	$3,422,376		$3,596,996
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Balance Sheets

	December 31
	2014	2013
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,247,727	$2,155,152
Equity securities available for sale, at fair value:
Investment in unconsolidated subsidiaries	162,428	161,545
Other	20,787	19,051
Mortgage loans	448,601	529,156
Real estate	180,449	137,133
Policy loans	64,900	65,097
Short-term investments	28,648	34,701
Other investments	—	5,804
Total investments	3,153,540	3,107,639

Cash	6,375	4,004
Accrued investment income	27,591	28,053
Deferred acquisition costs	142,985	152,747
Reinsurance recoverables	141,254	135,193
Property and equipment	17,499	17,478
Other assets	58,843	63,712
Separate account assets	406,501	393,416
Total assets	$3,954,588	$3,902,242

LIABILITIES
Future policy benefits	$646,521	$630,497
Policyholder account balances	1,808,242	1,830,756
Policy and contract claims	27,089	27,467
Other policyholder funds	144,170	143,379
Other liabilities	179,306	154,404
Separate account liabilities	406,501	393,416
Total liabilities	3,211,829	3,179,919

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,007	40,989
Retained earnings	838,508	820,327
Accumulated other comprehensive income	23,040	14,170
Treasury stock, at cost (2014 - 7,671,475 shares; 2013 - 7,527,841 shares)	(182,917)	(176,284)

Total stockholders’ equity	742,759	722,323

Total liabilities and stockholders’ equity	$3,954,588	$3,902,242
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Comprehensive Income

	Year Ended December 31
	2014	2013	2012
REVENUES
Insurance revenues:
Net premiums	$95,503	$118,990	$73,480
Contract charges	105,212	99,697	85,662
Total insurance revenues	200,715	218,687	159,142
Investment revenues:
Net investment income	136,559	139,916	144,701
Net realized investment gains, excluding other-than-temporary impairment losses	4,596	4,467	21,365
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,840)	(1,016)	(1,582)
Portion of impairment losses recognized in other comprehensive income (loss)	627	(25)	600
Net other-than-temporary impairment losses recognized in earnings	(1,213)	(1,041)	(982)
Total investment revenues	139,942	143,342	165,084
Other revenues	4,964	4,896	4,358
Total revenues	345,621	366,925	328,584

BENEFITS AND EXPENSES
Policyholder benefits	143,872	160,210	108,853
Interest credited to policyholder account balances	65,738	68,205	70,546
Amortization of deferred acquisition costs	21,646	18,267	14,184
Operating expenses	79,748	87,181	85,836
Total benefits and expenses	311,004	333,863	279,419
Income before income tax expense and equity in undistributed net income of subsidiaries	34,617	33,062	49,165
Income tax expense	10,460	10,928	15,373
Income before equity in undistributed net income of subsidiaries	24,157	22,134	33,792
Equity in undistributed net income of subsidiaries	5,833	7,929	7,358
NET INCOME	$29,990	$30,063	$41,150

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale	$26,783	$(52,494)	$28,171
Change in future policy benefits	(6,663)	8,153	(8,105)
Change in policyholder account balances	(235)	397	(347)
Change in benefit plan obligations	(15,601)	14,785	(2,156)
Other comprehensive income (loss) of subsidiaries	4,586	(10,765)	6,445
Other comprehensive income (loss)	8,870	(39,924)	24,008

COMPREHENSIVE INCOME (LOSS)	$38,860	$(9,861)	$65,158
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$29,990	$30,063	$41,150
Equity in undistributed net income of subsidiaries	(5,833)	(7,929)	(7,358)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,687	4,466	3,507
Depreciation	4,678	4,265	7,236
Acquisition costs capitalized	(15,448)	(17,516)	(17,226)
Amortization of deferred acquisition costs	21,646	18,267	14,184
Realized investment gains	(3,383)	(3,426)	(20,383)
Changes in assets and liabilities:
Reinsurance recoverables	(6,061)	(4,007)	(7,039)
Future policy benefits	5,772	35,583	686
Policyholder account balances	(11,821)	(19,167)	(8,534)
Income taxes payable and deferred	5,863	6,054	3,775
Other, net	3,317	2,542	2,493
Net cash provided	32,407	49,195	12,491

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(228,797)	(223,996)	(298,758)
Equity securities	(84)	(11,416)	(2,900)
Mortgage loans	(34,997)	(57,907)	(148,725)
Real estate	(41,201)	(24,435)	(37,119)
Policy loans	(6,886)	(8,513)	(11,231)
Other investments	—	—	—
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	177,918	243,871	246,817
Equity securities	2,700	4,644	7,481
Mortgage loans	106,373	92,041	90,217
Real estate	2,874	336	53,459
Policy loans	7,084	10,478	13,805
Other investments	5,700	—	17,000
Net sales (purchases) of short-term investments	6,053	(14,037)	17,200
Acquisition of property and equipment	(1,667)	(800)	(771)
Reinsurance transaction	—	(34,279)	—
Net cash used	(4,930)	(24,013)	(53,525)
See accompanying Report of Independent Registered Public Accounting Firm

Schedule II
(continued)
Kansas City Life Insurance Company
Condensed Financial Information of Registrant
Statements of Cash Flows (Continued)

	Year Ended December 31
	2014	2013	2012
FINANCING ACTIVITIES
Proceeds from borrowings	$—	$—	$65,000
Repayment of borrowings	—	—	(65,000)
Deposits on policyholder account balances	216,973	218,134	208,589
Withdrawals from policyholder account balances	(238,839)	(250,962)	(159,712)
Net transfers from separate accounts	8,534	5,962	5,082
Change in other deposits	(185)	8,477	(2,653)
Cash dividends to stockholders	(11,809)	(11,889)	(15,055)
Dividends from subsidiaries	6,835	7,535	6,715
Net change in treasury stock	(6,615)	(2,751)	(2,934)
Net cash provided (used)	(25,106)	(25,494)	40,032

Increase (decrease) in cash	2,371	(312)	(1,002)
Cash at beginning of year	4,004	4,316	5,318

Cash at end of year	$6,375	$4,004	$4,316

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$3
Income taxes	4,596	5,165	12,050
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Deferred acquisition costs	Future policy benefits, policy- holder account balances, and policy and contract claims	Unearned premiums	Other policyholder funds
December 31, 2014:
Individual	$147,931	$2,762,960	$325	$158,715
Group	—	33,170	1,496	—
Old American	101,264	244,124	126	4,400
Total	$249,195	$3,040,254	$1,947	$163,115

December 31, 2013:
Individual	$158,634	$2,772,349	$345	$154,228
Group	—	31,359	1,509	—
Old American	97,752	239,515	130	4,209
Total	$256,386	$3,043,223	$1,984	$158,437
See accompanying Report of Independent Registered Public Accounting Firm

Schedule III
(continued)
Kansas City Life Insurance Company and Subsidiaries
Supplementary Insurance Information

Segment	Premium revenue[2]	Net investment income[3]	Policyholder benefits and interest credited to policyholder account balances	Amortization of deferred policy acquisition costs	Operating expenses[4]
Year Ended December 31, 2014:
Individual	$32,280	$152,986	$193,974	$23,668	$62,653
Group	57,852	521	33,421	—	24,346
Old American	75,822	11,461	52,014	17,220	15,145
Intercompany eliminations[1]	(406)	—	—	—	(406)
Total	$165,548	$164,968	$279,409	$40,888	$101,738

Year Ended December 31, 2013:
Individual	$60,369	$157,580	$215,408	$20,440	$71,267
Group	53,021	488	29,144	—	23,702
Old American	73,535	11,672	46,736	16,788	16,048
Intercompany eliminations[1]	(395)	—	—	—	(395)
Total	$186,530	$169,740	$291,288	$37,228	$110,622

Year Ended December 31, 2012:
Individual	$16,885	$163,706	$168,670	$14,712	$70,711
Group	48,823	524	26,803	—	23,699
Old American	70,773	11,924	46,748	13,330	16,151
Intercompany eliminations[1]	(392)	—	—	—	(392)
Total	$136,089	$176,154	$242,221	$28,042	$110,169
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
2 Premium revenue includes direct premiums and premiums from reinsurance assumed, reduced by premiums on reinsurance ceded.
3 Separate investment portfolios are maintained for Kansas City Life, Sunset Life, and Old American. However, investment income is allocated to the Group Insurance segment based upon its cash flows and future policy benefit liabilities.
4 Operating expenses are allocated to the segments based upon internal cost studies, which are consistent with industry cost methodologies.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance Premiums			Accident and Health Premiums
	2014	2013	2012	2014	2013	2012

Direct:
Individual	$72,063	$99,604	$55,612	$467	$571	$674
Group	13,613	12,502	11,360	56,606	53,876	50,641
Old American	76,653	74,464	71,781	717	804	958
Intercompany Eliminations[1]	(219)	(212)	(209)	(187)	(183)	(183)
Total	162,110	186,358	138,544	57,603	55,068	52,090

Ceded:
Individual	(42,413)	(41,968)	(41,700)	(316)	(401)	(459)
Group	(2,201)	(1,883)	(1,713)	(10,166)	(11,473)	(11,465)
Old American	(1,089)	(1,210)	(1,347)	(459)	(523)	(619)
Total	(45,703)	(45,061)	(44,760)	(10,941)	(12,397)	(12,543)
Assumed:
Individual	2,479	2,562	2,758	—	—	—
Group	—	—	—	—	—	—
Old American	—	—	—	—	—	—
Total	2,479	2,562	2,758	—	—	—
Net	$118,886	$143,859	$96,542	$46,662	$42,671	$39,547

% of Assumed to Net	2%	2%	3%	—%	—%	—%
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
For additional information see Note 16.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV
(continued)
Kansas City Life Insurance Company and Subsidiaries
Reinsurance Information
Years Ended December 31

	Life Insurance In Force
	2014		2013		2012
	(in millions)
Direct:
Individual	$22,771		$22,985		$23,122
Group	4,141		3,752		3,396
Old American	1,066		1,016		997
Total	27,978		27,753		27,515

Ceded:
Individual	(12,904)		(13,029)		(13,078)
Group	(618)		(634)		(514)
Old American	(24)		(26)		(30)
Total	(13,546)		(13,689)		(13,622)

Assumed:
Individual	4,006	[1]	4,271	[1]	1,187
Group	—		—		—
Old American	—		—		—
Total	4,006		4,271		1,187
Net	$18,438		$18,335		$15,080

% of Assumed to Net	22%		23%		8%
1 Includes amounts attributable to the American Family reinsurance transaction.
All other information required by this Schedule is shown in Note 16.
See accompanying Report of Independent Registered Public Accounting Firm

Schedule V
Kansas City Life Insurance Company and Subsidiaries
Valuation and Qualifying Accounts

	Year Ended December 31
	2014	2013	2012
Mortgage loan allowance for loss:
Beginning of year	$3,251	$3,346	$2,849
Additions	—	—	497
Deductions	(1,337)	(95)	—
End of year	$1,914	$3,251	$3,346

Allowance for doubtful accounts:
Beginning of year	$2,245	$2,261	$2,226
Additions	306	69	229
Deductions	(548)	(85)	(194)
End of year	$2,003	$2,245	$2,261
Please see Note 6.
See accompanying Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Life Insurance Company:
We have audited the accompanying consolidated balance sheets of Kansas City Life Insurance Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to V. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).. The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Life Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Kansas City Life Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in note 3 to the consolidated financial statements, effective December 31, 2014, the Company changed its method of accounting for certain investments in qualified affordable housing projects by electing to use the proportional amortization method for such investments due to the retrospective adoption of Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.
/s/ KPMG LLP
Kansas City, Missouri
February 27, 2015

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
Management’s Assessment of Internal Control Over Financial Reporting
Management of Kansas City Life Insurance Company and subsidiaries (the Company) is responsible for establishing and maintaining effective internal control over financial reporting. Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2014 based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2014.
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
For Immediate Release: February 27, 2015, press release reporting financial results for the fourth quarter of 2014.
Kansas City Life Announces Fourth Quarter 2014 Results
Kansas City Life Insurance Company recorded net income of $7.7 million or $0.71 per share in the fourth quarter of 2014, an increase of $1.2 million or $0.11 per share relative to the same quarter in the prior year. This improvement was primarily the result of an increase in revenue from the sale of certain assets at its broker-dealer subsidiary. The Company also experienced lower annuity premiums and an offsetting decline in policyholder benefits from reduced deferred annuity conversions.
The Company recorded net income of $30.0 million or $2.74 per share for the year ended 2014. This represents a decline of less than $0.1 million and a $0.01 per share increase from 2013. The result for the year reflected reduced operating expenses from lower salary and benefit costs, as well as reduced policyholder benefits and interest credited to policyholder account balances. In addition, the Company also had an increase in contract charges for the year, largely due to the reinsurance transaction that occurred in 2013. Partially offsetting these items was a decrease in total investment revenues, primarily due to the persistent low interest rate environment, and a decrease in net insurance premiums.
On January 26, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that was paid on February 11, 2015 to stockholders of record on February 5, 2015.
Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $465.0 million in 2014, and assets and life insurance in force were $4.6 billion and $32.0 billion, respectively, as of December 31, 2014. The Company operates in 49 states and the District of Columbia. For more information, please see the Company’s Year End Form 10-K as filed with the Securities and Exchange Commission or please visit www.kclife.com.
Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter ended December 31		Year ended December 31
	2014	2013	2014	2013
Revenues	$117,705	$119,522	$465,019	$483,593

Net income	$7,733	$6,542	$29,990	$30,063

Net income per share, basic and diluted	$0.71	$0.60	$2.74	$2.73

Dividends paid	$0.27	$0.27	$1.08	$1.08

Average number of shares outstanding	10,843,460	10,972,682	10,927,705	11,005,799

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2015.
The Company has adopted a Code of Ethics for Officers, Directors and Employees. Copies are available on the Company’s website at www.kclife.com and a copy may be obtained without charge upon written request to the Company Secretary, 3520 Broadway, Kansas City, MO 64111.
Item 11. Executive Compensation
The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2015.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 23, 2015.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Page Number
(a)(1) Financial Statements (See Item 8: Financial Statements and Supplementary Data)	64

(a)(2) Supplementary Data and Financial Statement Schedules	64
Schedules are included at the following pages:

Page Number
I - Summary of Investments—Other than Investments in Related Parties, December 31, 2014	126
II - Condensed Financial Information of Registrant, Years ended December 31, 2014, 2013 and 2012	127
III - Supplementary Insurance Information, Years ended December 31, 2014, 2013 and 2012	131
IV - Reinsurance Information, Years ended December 31, 2014, 2013 and 2012	133
V - Valuation and Qualifying Accounts, Years ended December 31, 2014, 2013 and 2012	135
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

10(j)	Kansas City Life Insurance Company Voting Agreement. [Filed in the Company’s 8-K on November 3, 2004 and incorporated herein by reference]

10(k)	Kansas City Life Insurance Company Omnibus Incentive Plan, effective January 1, 2014.

10(l)	Kansas City Life Insurance Company Severance Plan. [Filed as Exhibit 10(m) to the Company’s 2010 10-K and incorporated herein by reference]

10(m)	Kansas City Life Insurance Company Cash Balance Pension Plan and Amendment dated August 1, 2013. [Filed as Exhibit 10(n) to the Company’s 2013 10-K and incorporated herein by reference]

10(n)	Kansas City Life Insurance Company Employee Medical Plan.

14	Kansas City Life Insurance Company Code of Ethics for Officers, Directors and Employees.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

99(a)	Prospectus for Kansas City Life Insurance Company Savings and Profit Sharing Plan. [Filed as Exhibit 99(e) to the Company’s 10-K Report for 2009 and incorporated herein by reference]

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
1 Certain portions of this Exhibit have been omitted pursuant to an application for confidential treatment filed with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: February 27, 2015
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

Date: February 27, 2015