Form 10-K/A
period 2014-12-31
KANSAS CITY LIFE INSURANCE CO
filed 2015-03-06
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ Commission file number 1-33348

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Kansas City Life Insurance Company (the “Company”) for the fiscal year ended December 31, 2014, initially filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Filing”), is being filed to correct certain typographical errors in the Original Filing.  The consent of the independent registered public accounting firm in the Original Filing in Exhibit 23 inadvertently refers to the date of the report of the independent registered public accounting firm as February 25, 2015, and the certifications from the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31 and 32 of the Original Filing inadvertently referred to February 27, 2014 rather than February 27, 2015.

This Amendment No. 1 is being filed solely to (i) correct the consent of the independent registered public accounting firm to state that the date of the report of the independent registered public accounting firm was February 27, 2015, and (ii) correct the dates of the certifications from the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31 and 32.

In addition, pursuant to the rules of the SEC, Exhibit 23 is being filed in its entirety in this Amendment, however, the only change in Exhibit 23 from the Original Filing has been to correct the date of the report of the independent registered public accounting firm to February 27, 2015. Further, the certifications from the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibit 31 and 32 are being filed to reflect the filing date of this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents the Company has filed with the SEC subsequent to the Original Filing.  Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(b)Exhibits

Exhibit Number:	Basic Documents:

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY LIFE INSURANCE COMPANY

By: /s/ David A. Laird
David A. Laird
Vice President and Controller
(Principal Accounting Officer)
Date: March 6, 2015