Form 10-Q
period 2015-03-31
KANSAS CITY LIFE INSURANCE CO
filed 2015-04-29
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,779,277 shares

Class	Outstanding March 31, 2015

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	March 31 2015	December 31 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,765,610	$2,726,731
Equity securities available for sale, at fair value	25,247	24,881
Mortgage loans	544,940	541,180
Real estate	180,117	181,082
Policy loans	82,843	83,553
Short-term investments	24,594	39,107
Other investments	383	462
Total investments	3,623,734	3,596,996

Cash	8,567	11,011
Accrued investment income	36,927	33,078
Deferred acquisition costs	247,538	249,195
Reinsurance recoverables	194,010	194,425
Property and equipment	17,318	17,527
Other assets	61,980	63,134
Separate account assets	412,357	406,501
Total assets	$4,602,431	$4,571,867

LIABILITIES
Future policy benefits	$935,306	$930,761
Policyholder account balances	2,066,344	2,072,041
Policy and contract claims	41,204	37,452
Other policyholder funds	166,408	165,062
Other liabilities	223,352	217,291
Separate account liabilities	412,357	406,501
Total liabilities	3,844,971	3,829,108

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,016	41,007
Retained earnings	842,367	838,508
Accumulated other comprehensive income	35,973	23,040
Treasury stock, at cost (2015 - 7,717,403 shares; 2014 - 7,671,475 shares)	(185,017)	(182,917)
Total stockholders’ equity	757,460	742,759
Total liabilities and stockholders’ equity	$4,602,431	$4,571,867
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended
	March 31
	2015	2014
	(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$40,976	$41,787
Contract charges	28,392	28,798
Total insurance revenues	69,368	70,585
Investment revenues:
Net investment income	39,692	40,691
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(28)	1,665
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(213)
Portion of impairment losses recognized in other comprehensive income	(7)	51
Net other-than-temporary impairment losses recognized in earnings	(7)	(162)
Total investment revenues	39,657	42,194
Other revenues	1,780	2,333
Total revenues	110,805	115,112

BENEFITS AND EXPENSES
Policyholder benefits	50,342	52,754
Interest credited to policyholder account balances	18,439	18,946
Amortization of deferred acquisition costs	8,384	8,828
Operating expenses	24,118	26,620
Total benefits and expenses	101,283	107,148

Income before income tax expense	9,522	7,964

Income tax expense	2,744	2,292

NET INCOME	$6,778	$5,672

COMPREHENSIVE INCOME, NET OF TAXES
Change in net unrealized gains on securities available for sale, net of DAC and VOBA	$16,020	$19,365
Change in future policy benefits	(2,989)	(3,633)
Change in policyholder account balances	(98)	(131)
Other comprehensive income	12,933	15,601

COMPREHENSIVE INCOME	$19,711	$21,273

Basic and diluted earnings per share:
Net income	$0.63	$0.52
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Quarter Ended
March 31, 2015
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	41,007
Excess of proceeds over cost of treasury stock sold	9

End of period	41,016

RETAINED EARNINGS
Beginning of year	838,508
Net income	6,778
Stockholder dividends of $0.27 per share	(2,919)

End of period	842,367

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	23,040
Other comprehensive income	12,933

End of period	35,973

TREASURY STOCK, at cost
Beginning of year	(182,917)
Cost of 45,320 shares acquired	(2,104)
Cost of 292 shares sold	4

End of period	(185,017)

TOTAL STOCKHOLDERS’ EQUITY	$757,460
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Quarter Ended March 31
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
Net income	$6,778	$5,672
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	1,031	1,043
Depreciation	1,399	1,096
Acquisition costs capitalized	(8,773)	(7,772)
Amortization of deferred acquisition costs	8,384	8,828
Realized investment (gains) losses	35	(1,503)
Changes in assets and liabilities:
Reinsurance recoverables	415	(66)
Future policy benefits	(55)	3,421
Policyholder account balances	(6,855)	(5,256)
Income taxes payable and deferred	2,745	1,291
Other, net	(2,398)	(5,278)
Net cash provided	2,706	1,476

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(77,172)	(101,204)
Mortgage loans	(28,007)	(4,437)
Real estate	(464)	(3,668)
Policy loans	(3,863)	(3,771)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	63,375	63,543
Mortgage loans	23,953	34,513
Real estate	—	1,986
Policy loans	4,572	4,215
Other investments	16	5,000
Net sales of short-term investments	14,513	6,299
Acquisition of property and equipment	(202)	(440)
Net cash provided (used)	(3,279)	2,036

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Quarter Ended March 31
	2015	2014
	(Unaudited)
FINANCING ACTIVITIES
Deposits on policyholder account balances	$55,714	$59,597
Withdrawals from policyholder account balances	(55,633)	(60,415)
Net transfers from separate accounts	805	2,265
Change in other deposits	2,253	225
Cash dividends to stockholders	(2,919)	(2,961)
Net change in treasury stock	(2,091)	(48)
Net cash used	(1,871)	(1,337)

Increase (decrease) in cash	(2,444)	2,175
Cash at beginning of year	11,011	8,197
Cash at end of period	$8,567	$10,372

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,000
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2014 Form 10-K, as amended. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2015 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2014 Form 10-K, as amended. No significant updates or changes to these policies occurred during the quarter ended March 31, 2015.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

2. New Accounting Pronouncements
Accounting Pronouncements Issued, Not Yet Adopted
In May 2014, the FASB issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  However, certain other types of contracts may impact the financial statements of insurance providers. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating this guidance.
In August 2014, the FASB issued guidance that requires management to evaluate whether there are concerns or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued. Disclosures are required when certain criteria are met. This guidance is effective for annual periods ending after December 15, 2016. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.
In February 2015, the FASB issued guidance regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Under this guidance, previous consolidation conclusions may change and additional disclosures may be required. This guidance is effective for public entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  The Company is currently evaluating this guidance.
In April 2015, the FASB issued guidance regarding a customer's accounting for fees paid in a cloud computing arrangement and whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, a customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.
All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.
3. Prior Year Adoption of Accounting Principle
On December 31, 2014, the Company retrospectively adopted FASB Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. Under ASU No. 2014-01, the Company elected to use the proportional amortization method, which requires an entity to amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense (benefit). As a result of the retrospective adoption, results previously reported in the Company's March 31, 2014 10-Q have been adjusted as follows: income tax expense decreased $0.2 million, net income increased $0.2 million, and net income per share increased $0.02. The adoption did not impact net cash provided by operating activities for the first quarter ended March 31, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at March 31, 2015.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$154,498	$11,960	$61	$166,397
Federal agencies [1]	19,771	2,112	—	21,883
Federal agency issued residential mortgage-backed securities [1]	41,778	4,755	2	46,531
Subtotal	216,047	18,827	63	234,811
Corporate obligations:
Industrial	542,461	39,249	690	581,020
Energy	225,042	15,640	2,673	238,009
Communications and technology	241,914	20,026	127	261,813
Financial	248,788	19,883	1,033	267,638
Consumer	522,294	33,239	440	555,093
Public utilities	229,662	26,339	77	255,924
Subtotal	2,010,161	154,376	5,040	2,159,497
Corporate private-labeled residential mortgage-backed securities	85,651	4,228	—	89,879
Municipal securities	134,836	24,689	—	159,525
Other	102,261	4,250	2,433	104,078
Redeemable preferred stocks	17,463	584	227	17,820
Fixed maturity securities	2,566,419	206,954	7,763	2,765,610
Equity securities	23,549	1,828	130	25,247
Total	$2,589,968	$208,782	$7,893	$2,790,857
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
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale at March 31, 2015 and December 31, 2014. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$128,168	$130,587	$165,955	$168,913
Due after one year through five years	722,917	789,080	694,809	757,397
Due after five years through ten years	1,096,531	1,157,090	1,045,557	1,087,891
Due after ten years	420,569	476,278	438,719	490,976
Securities with variable principal payments	180,770	194,755	190,903	204,415
Redeemable preferred stocks	17,464	17,820	17,473	17,139
Total	$2,566,419	$2,765,610	2,553,416	2,726,731
No material derivative financial instruments were held at March 31, 2015 or December 31, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Unrealized Losses on Investments
At the end of each quarter, all securities are reviewed to determine whether impairments exist and whether other-than-temporary impairments should be recorded. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. Additional reporting and review procedures are conducted for those securities where fair value is less than 90% of amortized cost. The Company prepares a formal review document no less often than quarterly of all investments where fair value is less than 80% of amortized cost for six months or more and selected investments that have changed significantly from a previous period and that have a decline in fair value greater than 10% of amortized cost. For additional information on the Company's process and considerations, as well as related accounting when other-than-temporary impairments are identified, please refer to Note 4 - Investments of the Company's 2014 Form 10-K, as amended.
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at March 31, 2015.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$5,098	$61	$100	$—	$5,198	$61
Federal agency issued residential mortgage-backed securities [1]	—	—	339	2	339	2
Subtotal	5,098	61	439	2	5,537	63
Corporate obligations:
Industrial	32,472	219	10,567	471	43,039	690
Energy	38,343	2,282	21,692	391	60,035	2,673
Communications and technology	16,303	127	—	—	16,303	127
Financial	—	—	4,849	1,033	4,849	1,033
Consumer	22,943	179	8,274	261	31,217	440
Public utilities	3,001	1	3,920	76	6,921	77
Subtotal	113,062	2,808	49,302	2,232	162,364	5,040
Other	8,584	34	31,174	2,399	39,758	2,433
Redeemable preferred stocks	—	—	6,806	227	6,806	227
Fixed maturity securities	126,744	2,903	87,721	4,860	214,465	7,763
Equity securities	3,056	5	4,910	125	7,966	130
Total	$129,800	$2,908	$92,631	$4,985	$222,431	7,893
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
At March 31, 2015, the Company had 72 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 44 security issues were below cost for less than one year; 23 security issues were below cost for one year or more and less than three years; and five security issues were below cost for three years or more. At December 31, 2014, the Company had 96 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 40 security issues were below cost for less than one year; 50 security issues were below cost for one year or more and less than three years; and six security issues were below cost for three years or more.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses at March 31, 2015 and December 31, 2014. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	March 31, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$168	$—	$5,052	$115
Due after one year through five years	11,095	1,668	21,033	960
Due after five years through ten years	149,843	2,394	202,240	5,772
Due after ten years	46,151	3,472	47,740	3,635
Total	207,257	7,534	276,065	10,482
Securities with variable principal payments	402	2	341	2
Redeemable preferred stocks	6,806	227	9,404	713
Total	$214,465	$7,763	$285,810	$11,197
The Company recognized other-than-temporary impairments on corporate private-labeled residential mortgage-backed and other securities of less than $0.1 million and $0.2 million for the first quarters ended March 31, 2015 and 2014, respectively.
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment loss was recognized in other comprehensive income.

	Quarter Ended
	March 31
	2015	2014
Credit losses on securities held at beginning of the period	$17,889	$16,375
Additions for credit losses not previously recognized in other-than-temporary impairment	—	4
Additions for increases in the credit loss for which an other- than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	7	158
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(5)
Credit losses on securities held at the end of the period	$17,891	$16,532
The Company reviews and evaluates information on securities previously impaired and still owned. The identification of additional information or further deteriorations could result in additional impairments in future periods.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Gross gains resulting from:
Sales of investment securities	$—	$178
Investment securities called and other	227	1,295
Real estate	—	339
Total gross gains	227	1,812
Gross losses resulting from:
Investment securities called and other	(50)	(254)
Mortgage loans	(193)	(24)
Total gross losses	(243)	(278)
Change in allowance for loan losses	(9)	172
Amortization of DAC and VOBA	(3)	(41)
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(28)	1,665

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	—	(213)
Portion of loss recognized in other comprehensive income	(7)	51
Net other-than-temporary impairment losses recognized in earnings	(7)	(162)
Net realized investment gains (losses)	$(35)	$1,503
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls, for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Proceeds	$—	$4,374
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $1.9 million at both March 31, 2015 and December 31, 2014. The Company had 15% of its total investments in commercial mortgage loans at both March 31, 2015 and December 31, 2014. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% at both March 31, 2015 and December 31, 2014. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the gross mortgage loan principal outstanding and the allowance for loan losses at March 31, 2015 and December 31, 2014.

	March 31 2015	December 31 2014
Principal outstanding	$546,863	$543,094
Allowance for loan losses	(1,923)	(1,914)
Carrying value	$544,940	$541,180
The following table summarizes the amount of mortgage loans held by the Company at March 31, 2015 and December 31, 2014, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	March 31 2015	% of Total	December 31 2014	% of Total
Prior to 2006	$43,177	9%	$47,843	9%
2006	15,818	3%	16,280	3%
2007	18,592	3%	19,991	4%
2008	22,570	4%	22,938	4%
2009	17,584	3%	20,754	4%
2010	48,872	9%	51,205	9%
2011	88,784	16%	91,943	17%
2012	126,783	23%	133,912	25%
2013	76,840	14%	77,784	14%
2014	59,863	11%	60,444	11%
2015	27,980	5%	—	—%
Principal outstanding	$546,863	100%	$543,094	100%
The following table identifies mortgage loans by geographic location at March 31, 2015 and December 31, 2014.

	March 31 2015	% of Total	December 31 2014	% of Total
Pacific	$128,912	24%	$131,109	25%
West south central	100,295	18%	94,122	17%
West north central	76,631	14%	78,027	14%
Mountain	64,800	12%	68,961	13%
East north central	62,571	12%	64,013	12%
South Atlantic	62,477	11%	60,557	11%
Middle Atlantic	27,166	5%	21,877	4%
East south central	24,011	4%	24,428	4%
Principal outstanding	$546,863	100%	$543,094	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total at March 31, 2015 and December 31, 2014.

	March 31 2015	% of Total	December 31 2014	% of Total
California	$109,872	20%	$108,683	20%
Texas	96,148	18%	89,923	16%
Minnesota	55,049	10%	55,916	10%
Ohio	29,453	5%	30,432	6%
Florida	27,208	5%	26,452	5%
All others	229,133	42%	231,688	43%
Principal outstanding	$546,863	100%	$543,094	100%
The following table identifies mortgage loans by property type at March 31, 2015 and December 31, 2014. The Other category consists principally of apartments and retail properties.

	March 31 2015	% of Total	December 31 2014	% of Total
Industrial	$288,281	52%	$281,671	51%
Office	164,038	30%	165,859	31%
Medical	24,629	5%	25,617	5%
Other	69,915	13%	69,947	13%
Principal outstanding	$546,863	100%	$543,094	100%
The table below identifies mortgage loans by maturity at March 31, 2015 and December 31, 2014.

	March 31 2015	% of Total	December 31 2014	% of Total
Due in one year or less	$28,862	5%	$27,607	5%
Due after one year through five years	139,733	26%	145,530	27%
Due after five years through ten years	131,747	24%	143,382	26%
Due after ten years	246,521	45%	226,575	42%
Principal outstanding	$546,863	100%	$543,094	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters.  The Company refinanced three loans with outstanding balances totaling $4.5 million during the quarter ended March 31, 2015 and two loans with outstanding balances totaling $3.2 million during the quarter ended March 31, 2014.
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
Cash and Short-Term Investments
Cash and short-term investments include cash and highly-liquid investments in institutional money market funds. The carrying value of cash and short-term investments approximates the fair value and are categorized as  Level 1. Fair value is provided for disclosure purposes only.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Guaranteed Minimum Withdrawal Benefits (GMWB) Included in Other Policyholder Funds
The Company offers a GMWB rider that can be added to new or existing variable annuity contracts. The rider provides an enhanced withdrawal benefit that guarantees a stream of payments to an owner or annuitant, regardless of the contract account value. Fair value for GMWB rider contracts is a Level 3 valuation, as it is based on models which utilize significant unobservable inputs. These models require actuarial and financial market assumptions, which reflect the assumptions market participants would use in pricing the contract, including adjustments for volatility, risk, and issuer non-performance.
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At March 31, 2015, approximately 98% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 1% was derived from internal matrices and calculations. At December 31, 2014, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily including prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$11,903	$154,494	$—	$166,397
Federal agencies [1]	—	21,883	—	21,883
Federal agency issued residential mortgage-backed securities [1]	—	46,531	—	46,531
Subtotal	11,903	222,908	—	234,811
Corporate obligations:
Industrial	—	581,020	—	581,020
Energy	—	238,009	—	238,009
Communications and technology	—	261,813	—	261,813
Financial	—	267,638	—	267,638
Consumer	—	555,093	—	555,093
Public utilities	—	255,924	—	255,924
Subtotal	—	2,159,497	—	2,159,497
Corporate private-labeled residential mortgage-backed securities	—	89,879	—	89,879
Municipal securities	—	159,525	—	159,525
Other	—	103,206	872	104,078
Redeemable preferred stocks	—	17,820	—	17,820
Fixed maturity securities	11,903	2,752,835	872	2,765,610
Equity securities	5,411	19,836	—	25,247
Total	$17,314	$2,772,671	$872	$2,790,857

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(2,843)	$(2,843)
Total	$—	$—	$(2,843)	$(2,843)
1 Federal agency securities are not backed by the full faith and credit of the U.S. Government.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	December 31, 2014
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the first quarter ended March 31, 2015 and year ended December 31, 2014 are summarized below:

	Quarter Ended March 31, 2015
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$759	$(1,094)
Included in earnings	—	(1,549)
Included in other comprehensive income	113	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	82
Sales	—	—
Other dispositions	—	(282)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$872	$(2,843)

	Year Ended December 31, 2014
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$1,433	$(4,703)
Included in earnings	(12)	3,145
Included in other comprehensive income	(421)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	592
Sales	—	—
Other dispositions	(241)	(128)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$759	$(1,094)
Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between any levels at March 31, 2015 or December 31, 2014.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $0.9 million at March 31, 2015. These assets are valued using discounted cash flow models for which the significant assumptions are not observable in the market.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at March 31, 2015.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(2,843)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.75%-1.37%
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
The Company estimates that the impact of unobservable inputs at March 31, 2015 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability $0.2 million; a 10% increase in the benefit utilization would increase the liability $0.7 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.3 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present a summary of fair value estimates at March 31, 2015 and December 31, 2014 for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	March 31, 2015
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,765,610	$2,765,610
Equity securities	25,247	25,247
Mortgage loans	544,940	575,140
Policy loans	82,843	82,843
Cash and short-term investments	33,161	33,161
Separate account assets	412,357	412,357

Liabilities:
Individual and group annuities	$1,075,311	$1,056,455
Supplementary contracts and annuities without life contingencies	54,603	53,594
Separate account liabilities	412,357	412,357
Other policyholder funds - GMWB	(2,843)	(2,843)

	December 31, 2014
	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,726,731	$2,726,731
Equity securities	24,881	24,881
Mortgage loans	541,180	567,435
Policy loans	83,553	83,553
Cash and short-term financial assets	50,118	50,118
Separate account assets	406,501	406,501

Liabilities:
Individual and group annuities	$1,080,322	$1,061,067
Supplementary contracts and annuities without life contingencies	54,949	53,744
Separate account liabilities	406,501	406,501
Other policyholder funds - GMWB	(1,094)	(1,094)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount at March 31, 2015 and December 31, 2014.

	March 31 2015	December 31 2014
Receivables:
Agent receivables, net (allowance $1,719; 2014 - $2,003)	$1,652	$1,727
Investment-related financing receivables:
Mortgage loans, net (allowance $1,923; 2014 - $1,914)	544,940	541,180
Total financing receivables	$546,592	$542,907
The following table details the activity of the allowance for doubtful accounts on agent receivables at March 31, 2015 and December 31, 2014. Any recoveries are reflected as deductions.

	March 31 2015	December 31 2014
Beginning of year	$2,003	$2,245
Additions	13	306
Deductions	(297)	(548)
End of period	$1,719	$2,003
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment at March 31, 2015 and December 31, 2014.

	March 31 2015	December 31 2014
Mortgage loans collectively evaluated for impairment	$539,237	$535,398
Mortgage loans individually evaluated for impairment	7,626	7,696
Allowance for loan losses	(1,923)	(1,914)
Carrying value	$544,940	$541,180
The following table details the activity of the allowance for mortgage loan losses at March 31, 2015 and December 31, 2014. Any recoveries are reflected as deductions.

	March 31 2015	December 31 2014
Beginning of year	$1,914	$3,251
Provision	9	—
Deductions	—	(1,337)
End of period	$1,923	$1,914

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $3.4 million at March 31, 2015 with an allowance for doubtful accounts totaling $1.7 million. Gross agent receivables totaled $3.7 million with an allowance for doubtful accounts of $2.0 million at December 31, 2014. The Company has two types of agent receivables including:

•	Agent specific loans. At both March 31, 2015 and December 31, 2014, these loans totaled $1.0 million and the allowance for doubtful accounts was $0.3 million.

•
Other agent receivables. Gross agent receivables in this category totaled $2.4 million, and the allowance for doubtful accounts was $1.4 million at March 31, 2015. Gross agent receivables in this category totaled $2.7 million, and the allowance for doubtful accounts was $1.7 million at December 31, 2014.

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
The following table presents an aging schedule for delinquent payments for both principal and interest at March 31, 2015 and December 31, 2014, by property type.

Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2015
Industrial	$—	$—	$—	$—	$—
Office	3,394	35	—	—	35
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$3,394	$35	$—	$—	$35

December 31, 2014
Industrial	$—	$—	$—	$—	$—
Office	—	—	—	—	—
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

As of March 31, 2015, there were three mortgage loans that were over 30 days or more past due. Subsequently, payment was received on all three delinquent loans. As of December 31, 2014, there were no mortgage loans that were past due or were in the process of foreclosure.
Management's periodic evaluation and assessment of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, historical and industry data, current economic conditions, and other relevant factors. The Company assesses the amount it maintains in the mortgage loan allowance through an assessment of what the Company believes are relevant factors at both the macro-environmental level and specific loan basis. A loan is considered impaired if it is probable that contractual amounts due will not be collected. For information regarding management's periodic evaluation and assessment of mortgage loans and the allowance for loan losses, please refer to Note 6 - Financing Receivables in the Company's 2014 Form 10-K, as amended.
7. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in affordable housing real estate joint ventures are equity interests in partnerships or limited liability companies that may or may not participate in profits or residual value. The Company's investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. The Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Comprehensive Income as a component of income tax expense. The tax credits are recognized as a reduction of tax expense. The Company realized federal income tax credits related to these investments of $0.7 million for the first quarters ended both March 31, 2015 and 2014. The Company also recognized $0.4 million and $0.3 million of amortization related to these investments for the first quarters ended March 31, 2015 and 2014, respectively. The Company's investments in other real estate VIEs are recorded using the equity method. Cash distributions from the VIE and cash contributions to the VIE are recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Comprehensive Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at March 31, 2015 and December 31, 2014. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at both March 31, 2015 and December 31, 2014.

	March 31 2015		December 31 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,384	$21,384	$21,415	$21,415
Affordable housing real estate joint ventures	12,744	53,978	13,153	54,028
Total	$34,128	$75,362	$34,568	$75,443
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
At March 31, 2015 and December 31, 2014, the Company had no mortgage loan or equity commitments outstanding to the real estate joint venture VIEs. The Company also has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at March 31, 2015 and December 31, 2014 included $28.5 million and $27.7 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
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
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The value of the separate accounts with the GMWB rider is recorded at fair value of $131.3 million at March 31, 2015 (December 31, 2014 - $132.3 million). The GMWB guarantee liability was $(2.8) million at March 31, 2015 (December 31, 2014 - $(1.1) million). The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
The Company has two blocks of variable universal life policies and variable annuity contracts from which the Company receives fees. The fees are based upon both specific transactions and the fund value of the blocks of policies. The Company has a direct block of ongoing business identified in the Consolidated Balance Sheets as separate account assets, totaling $412.4 million at March 31, 2015 and $406.5 million at December 31, 2014, and corresponding separate account liabilities of an equal amount. In addition, the Company has an assumed closed block of business that is not recorded in the Company's financial statements, in accordance with modified coinsurance accounting for variable insurance business. This block of separate account fund balances

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

totaled $319.9 million at March 31, 2015 and $318.1 million at December 31, 2014. The Company also records separate accounts invested in the general account for the direct block of business. In addition, in accordance with coinsurance reinsurance transaction accounting, the Company also records the assumed block of fixed accounts under its general account. The future policy benefits approximated $0.4 million and $0.6 million at both March 31, 2015 and December 31, 2014 for the direct and assumed blocks, respectively.
9. Notes Payable
The Company had no notes payable at March 31, 2015 or December 31, 2014.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million at March 31, 2015, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the first quarters of 2015 and 2014.
The Company had unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding at March 31, 2015 or December 31, 2014. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.
10. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Federal income tax rate	35%	35%
Tax credits, net of equity adjustment	(4)%	(4)%
Permanent differences	(2)%	(2)%
Effective income tax rate	29%	29%
The Company had an uncertain tax position at March 31, 2015 of $0.1 million. The Company had no uncertain tax positions at March 31, 2014.
At March 31, 2015, the Company had a current tax liability of $0.1 million and an $82.8 million net deferred tax liability, compared to a $2.3 million current tax asset and a $75.9 million net deferred tax liability at December 31, 2014.
11. Pensions and Other Postemployment Benefits (OPEB)
The following table provides the components of net periodic benefit cost for the first quarters ended March 31, 2015 and 2014.

	Pension Benefits		OPEB
	Quarter Ended		Quarter Ended
	March 31		March 31
	2015	2014	2015	2014
Service cost	$—	$—	$171	$153
Interest cost	1,356	1,551	351	375
Expected return on plan assets	(2,480)	(2,581)	—	—
Amortization of:
Unrecognized actuarial net loss	600	429	118	22
Unrecognized prior service credit	—	—	(287)	(287)
Net periodic benefit cost (credit)	$(524)	$(601)	$353	$263

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

12. Share-Based Payment
The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units attributable to each participant. The increase in the share price is determined based on the change in the share price from the beginning to the end of the three-year interval. Amounts representing dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability, or retirement. In addition, all payments are lump sum with no deferrals allowed. The Company does not make any material payments in shares, warrants, or options.
During the first quarter of 2015, the plan made payments totaling $3.8 million for the three-year interval ended December 31, 2014. During the first quarter of 2014, the plan made payments totaling $3.8 million for the three-year interval ended December 31, 2013.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The change in accrual for share-based compensation that reduced operating expense in the first quarter of 2015 was $0.1 million, net of tax. The cost of share-based compensation accrued as an operating expense in the first quarter of 2014 was $0.5 million, net of tax.
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
The table below provides information about comprehensive income for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31, 2015
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$25,988	$9,095	$16,893
Equity securities	393	138	255
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	120	42	78
Other-than-temporary impairment losses recognized in earnings	—	—	—
Other-than-temporary impairment losses recognized in other comprehensive income	(7)	(2)	(5)
Net unrealized gains excluding impairment losses	26,268	9,193	17,075
Effect on DAC and VOBA	(1,623)	(568)	(1,055)
Future policy benefits	(4,599)	(1,610)	(2,989)
Policyholder account balances	(150)	(52)	(98)
Other comprehensive income	$19,896	$6,963	12,933
Net income			6,778
Comprehensive income			$19,711

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Quarter Ended March 31, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$34,242	$11,984	$22,258
Equity securities	934	327	607
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	843	295	548
Other-than-temporary impairment losses recognized in earnings	(213)	(75)	(138)
Other-than-temporary impairment losses recognized in other comprehensive income	51	18	33
Net unrealized gains excluding impairment losses	34,495	12,073	22,422
Effect on DAC and VOBA	(4,703)	(1,646)	(3,057)
Future policy benefits	(5,589)	(1,956)	(3,633)
Policyholder account balances	(201)	(70)	(131)
Other comprehensive income	$24,002	$8,401	15,601
Net income			5,672
Comprehensive income			$21,273
The following table provides accumulated balances related to each component of accumulated other comprehensive income at March 31, 2015, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$110,362	$3,141	$(53,964)	$(18,521)	$(17,406)	$(572)	$23,040
Other comprehensive income before reclassification	17,489	(487)	—	(1,053)	(2,989)	(98)	12,862
Amounts reclassified from accumulated other comprehensive income	78	(5)	—	(2)	—	—	71
Net current-period other comprehensive income	17,567	(492)	—	(1,055)	(2,989)	(98)	12,933
End of period	$127,929	$2,649	$(53,964)	$(19,576)	$(20,395)	$(670)	$35,973

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$120	$843
Income tax expense [2]	(42)	(295)
Net of taxes	78	548

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(7)	(162)
Income tax benefit [2]	2	57
Net of taxes	(5)	(105)

Reclassification adjustment related to DAC and VOBA [1]	(3)	(41)
Income tax benefit [2]	1	14
Net of taxes	(2)	(27)

Total pre-tax reclassifications	110	640
Total income tax expense	(39)	(224)
Total reclassification, net taxes	$71	$416
 1 (Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.
 2 (Increases) decreases income tax expense on the Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended March 31, 2015 and 2014 was 10,808,570 and 10,968,367. The number of shares outstanding at March 31, 2015 and December 31, 2014 was 10,779,277 and 10,825,205 respectively.
15. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
First quarter:	2015	$36,376	$13,612	$19,484	$(104)	$69,368
	2014	37,891	14,248	18,547	(101)	70,585
Net investment income:
First quarter:	2015	36,890	111	2,691	—	39,692
	2014	37,646	125	2,920	—	40,691
Total benefits and expenses:
First quarter:	2015	64,568	13,215	23,604	(104)	101,283
	2014	70,706	14,610	21,933	(101)	107,148
Net income:
First quarter:	2015	7,332	360	(914)	—	6,778
	2014	5,896	(120)	(104)	—	5,672

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

16. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At March 31, 2015, the Company had purchase commitments to fund mortgage loans of $14.7 million.
Subsequent to March 31, 2015 the Company entered into commitments to fund additional mortgage loans of $21.1 million.
The Company has entered into a contract in the ordinary course of business to sell one of its real estate properties for approximately $20.3 million that, if completed, would generate an estimated gain on the sale of real estate of up to $2.8 million net of applicable taxes. It is anticipated that this sale would close during the second quarter of 2015.
17. Contingent Liabilities
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
19. Subsequent Events
On April 27, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 13, 2015 to stockholders of record on May 7, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the first quarters ended March 31, 2015 and 2014 and the financial condition of the Company at March 31, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2014 Form 10-K, as amended.
Overview
Kansas City Life Insurance Company is a financial services company that is predominantly focused on the underwriting, sales, and administration of life insurance and annuity products. The consolidated entity (the Company) primarily consists of three life insurance companies. Kansas City Life Insurance Company (Kansas City Life) is the parent company. Sunset Life Insurance Company of America (Sunset Life) and Old American Insurance Company (Old American) are wholly-owned subsidiaries. For additional information, please refer to the Overview included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2014 Form 10-K, as amended.
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
Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. Risk Factors as filed in the Company's 2014 Form 10-K, as amended.

Consolidated Results of Operations
Summary of Results
The Company earned net income of $6.8 million in the first quarter of 2015 compared to $5.7 million in the first quarter of 2014. Net income per share was $0.63 in the first quarter of 2015 versus $0.52 in the same period in the prior year.
The following table presents variances between the results for the first quarters ended March 31, 2015 and 2014. Positive amounts reflect favorable impacts to net income.

Quarter Ended
March 31
2015 Versus 2014
Insurance and other revenues	$(1,770)
Net investment income	(999)
Net realized investment gains (losses)	(1,538)
Policyholder benefits and interest credited to policyholder account balances	2,919
Amortization of deferred acquisition costs	444
Operating expenses	2,502
Income tax expense	(452)
Total variance	$1,106
Information on these items is presented below.
Sales
The Company's marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs.  The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products. The Company also offers a portfolio of group products. Consumer preferences and customer choices are very hard to predict and significantly influence life and annuity insurance purchases. These changing preferences and choices can result in large fluctuations period to period. The Company attempts to provide a varied portfolio of products that support consumer needs and is constantly assessing new products and opportunities.
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
The Group Insurance segment primarily uses two marketing approaches. The first is to market business using Kansas City Life's internal sales representatives and an independent general agent and agent field force. This business is administered internally. The second is through selectively identified independent third-party arrangements that support this segment's marketing and product portfolio. Generally, business sold through these arrangements is administered by the third parties or through specifically-identified reinsurance arrangements.
The Old American segment focuses on the recruitment and development of new agencies and agents. The intent of these activities is to generate improved production from existing agencies and agents, including the expansion or opening of territories believed to offer additional growth opportunities. Further, this segment also focuses on servicing its policyholders and creating and maintaining products that are created and priced to be competitive in the senior markets.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the first quarters ended March 31, 2015 and 2014. New premiums are also detailed by product.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$4,498	5%	$4,295	(2)%
Immediate annuities	6,296	(12)%	7,132	(68)%
Group life insurance	570	(35)%	880	28%
Group accident and health insurance	2,506	(39)%	4,102	31%
Total new premiums	13,870	(15)%	16,409	(46)%
Renewal premiums	40,216	3%	39,136	4%
Total premiums	54,086	(3)%	55,545	(18)%
Reinsurance ceded	(13,110)	(5)%	(13,758)	1%
Net premiums	$40,976	(2)%	$41,787	(23)%
Consolidated total premiums decreased $1.5 million or 3% in the first quarter of 2015 versus the prior year, as a $2.5 million decrease in total new premiums was partially offset by a $1.1 million increase in total renewal premiums.  The decrease in new premiums resulted from a $1.6 million decrease in new group accident and health premiums, principally in the dental line, as well as a $0.8 million decrease in new immediate annuity premiums. The increase in renewal premiums was due to improvements in traditional life, group life, and group accident health premiums.
The following table reconciles deposits with the Consolidated Statements of Cash Flows and provides detail by new and renewal deposits for the first quarters ended March 31, 2015 and 2014. New deposits are also detailed by product.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$4,242	45%	$2,931	(46)%
Variable universal life insurance	92	(74)%	358	(37)%
Fixed annuities	8,851	(24)%	11,703	35%
Variable annuities	4,844	(36)%	7,546	152%
Total new deposits	18,029	(20)%	22,538	28%
Renewal deposits	37,685	2%	37,059	9%
Total deposits	$55,714	(7)%	$59,597	15%
Total new deposits declined $4.5 million or 20% in the first quarter of 2015 compared with the first quarter of 2014. This decline resulted from a $2.9 million decrease in new fixed deferred annuity deposits and a $2.7 million decrease in new variable annuity deposits. Partially offsetting these was a $1.3 million increase in new universal life deposits. Total renewal deposits increased $0.6 million or 2% in the first quarter of 2015 versus the prior year, as increases in renewal universal life, fixed deferred annuity and variable annuity deposits were partially offset by a decrease in renewal variable universal life deposits. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
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
Total contract charges decreased $0.4 million or 1% in the first quarter of 2015 compared to the first quarter of 2014. This decline was primarily due to lower amortization of deferred revenue. The decline in the deferred revenue was largely the result of increased mortality on certain products.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and entities that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 43% of total consolidated contract charges in the first quarters of both 2015 and 2014. Total contract charges on closed blocks decreased 1% in 2015 compared to the prior year, reflecting the runoff of the business. Total contract charges on open, or ongoing, blocks of business decreased 2% in the first quarter of 2015 compared to the same period in 2014, reflecting the lower amortization of deferred revenue mentioned above.
The Company uses reinsurance as a means to mitigate its risks and to reduce the earnings volatility from claims. Reinsurance ceded premiums decreased 5% in the first quarter of 2015 compared to the same period one year earlier.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $0.5 million or 1% in the first quarter of 2015 compared with the same period in 2014. These declines primarily reflected lower overall yields earned and available on certain investments. In addition, investment expenses rose $0.5 million compared to the prior year, primarily due to an increase in real estate expenses from real estate purchases made in 2014.
Fixed maturity securities provided a majority of the Company's investment income during the quarter ended March 31, 2015. Income on these investments declined $0.5 million or 2% in the first quarter of 2015 compared to one year earlier, as an increase in average invested assets was more than offset by lower yields earned.
Investment income from commercial mortgage loans decreased $1.5 million or 16% in the first quarter of 2015 compared to the prior year. This decline was primarily due to a lower average mortgage loan portfolio balance and lower yields earned compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations.
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
The Company recorded a net realized investment loss of less than $0.1 million in the first quarter of 2015, compared with a net realized investment gain of $1.5 million in the first quarter of 2014. During the first quarter of 2015, the Company recorded $0.2 million in gains from investment securities called and other. Offsetting these gains, investment losses of $0.2 million were recorded due to mortgage loan payoffs.
The Company's analysis of securities for the first quarter ended March 31, 2015 resulted in the determination that one fixed maturity security had an other-than-temporary impairment and was written down by less than $0.1 million. The total fair value of the affected security after the write-downs was $5.0 million.
Other Revenues
Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; and certain income received from subsidiaries of the Company. Other revenues decreased $0.6 million or 24% in 2015. The decline in other revenues during 2015 reflects the revenue decrease from the divestiture of certain non-proprietary agent relationships related to Sunset Financial Services in the fourth quarter of 2014.
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
Policyholder benefits decreased $2.4 million or 5% in the first quarter of 2015 compared to the same period one year earlier. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $2.6 million decrease in benefit and contract reserves. Approximately

$1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in annuity conversions and a decrease in ceded reserves released from death claims compared to the prior year. In addition, other benefits decreased, reflecting a decrease in dental benefits. Partially offsetting these decreases, death benefits, net of reinsurance, increased in the first quarter of 2015, largely due to lower ceded death benefit payments.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value.  The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. For the quarter ended March 31, 2015, the fair value of the liability decreased $1.7 million compared to the fair value at December 31, 2014. This fluctuation can be primarily attributed to favorable capital market returns and declines in volatility that were partially offset by decreases in risk-free swap rates.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.5 million or 3% in the first quarter of 2015 compared with the same period one year earlier. This decline was due to lower average crediting rates as well as a decrease in policyholder account balances compared to one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs decreased $0.4 million or 5% in the first quarter of 2015 compared to the same period in the prior year. This decline largely resulted from unfavorable mortality in the first quarter compared to the prior year.
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the successful acquisition of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $2.5 million or 9% in the first quarter of 2015 compared to the same periods one year earlier. This decrease can primarily be attributed to several factors. Salary and employee benefit costs decreased, largely due to reduced incentive plan expense. Consulting fees decreased as the prior year results included administrative conversion costs associated with the reinsurance transaction on variable products. In addition, VOBA amortization declined and capitalized commissions increased.
Income Taxes
The first quarter income tax expense was $2.7 million or 29% of income before tax for 2015, versus $2.3 million or 29% of income before tax for the prior year period.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the first quarters of 2015 and 2014, primarily due to permanent differences, including the dividends-received deduction, and investments in affordable housing tax credits. Permanent differences resulted in a benefit of approximately 2% of income before tax in the first quarters of 2015 and 2014. Investments in affordable housing resulted in a benefit of approximately 4% of income before tax in the first quarters of 2015 and 2014.

Operating Results by Segment
The Company has three reportable business segments, which are defined based on the nature of the products and services offered: Individual Insurance, Group Insurance, and Old American. The Individual Insurance segment consists of individual insurance products for both Kansas City Life and Sunset Life. In addition, the acquired blocks are included with the Individual Insurance segment. The Individual Insurance segment is marketed through a nationwide sales force of independent general agents and third-party marketing arrangements. The Group Insurance segment consists of sales of group life, group disability, dental, and vision products. This segment uses internal sales representatives to market through a nationwide sales force of general agents, agents, and independent brokers, and also markets products through third-party providers that market directly or through independent brokers. Old American consists of individual insurance products designed largely as final expense products. These products are marketed through a nationwide general agency sales force with exclusive territories, using direct response marketing to supply agents with leads. For more information, refer to Note 15 - Segment Information in the Notes to Consolidated Financial Statements.
Individual Insurance
The following table presents financial data of the Individual Insurance business segment for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Insurance revenues:
Net premiums	$7,984	$9,093
Contract charges	28,392	28,798
Total insurance revenues	36,376	37,891
Investment revenues:
Net investment income	36,890	37,646
Net realized investment gains (losses), excluding other-than-temporary impairment losses	(56)	1,458
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	(213)
Portion of impairment losses recognized in other comprehensive income	(6)	52
Net other-than-temporary impairment losses recognized in earnings	(6)	(161)
Total investment revenues	36,828	38,943
Other revenues	1,733	2,263
Total revenues	74,937	79,097

Policyholder benefits	27,576	30,719
Interest credited to policyholder account balances	18,439	18,946
Amortization of deferred acquisition costs	4,060	4,715
Operating expenses	14,493	16,326
Total benefits and expenses	64,568	70,706

Income before income tax expense	10,369	8,391

Income tax expense	3,037	2,495

Net income	$7,332	$5,896
The net income for this segment in the first quarter of 2015 was $7.3 million compared to $5.9 million in the first quarter of 2014. Factors contributing to this improvement were decreases in policyholder benefits, interest credited to policyholder account balances, amortization of deferred acquisition costs, and operating expenses. Partially offsetting these were decreases in insurance revenues, net investment income, and other revenues, along with lower net realized investment gains.

Total insurance revenues decreased $1.5 million in the first quarter of 2015, reflecting a $1.1 million or 12% decrease in net premiums and a $0.4 million decrease in contract charges.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the first quarters ended March 31, 2015 and 2014. New premiums are also detailed by product.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$1,085	(12)%	$1,235	8%
Immediate annuities	6,296	(12)%	7,132	(68)%
Total new premiums	7,381	(12)%	8,367	(64)%
Renewal premiums	10,733	1%	10,604	—%
Total premiums	18,114	(5)%	18,971	(44)%
Reinsurance ceded	(10,130)	3%	(9,878)	(1)%
Net premiums	$7,984	(12)%	$9,093	(62)%
Total new premiums for this segment decreased $1.0 million or 12% and total renewal premiums increased $0.1 million or 1% in the first quarter of 2015 compared to the same period one year earlier. The decrease in new premiums reflected declines in new traditional life and immediate annuity premiums. The increase in renewal premiums was due to improved traditional life premiums.
The following table provides detail by new and renewal deposits for the first quarters ended March 31, 2015 and 2014. New deposits are also detailed by product.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$4,242	45%	$2,931	(46)%
Variable universal life insurance	92	(74)%	358	(37)%
Fixed annuities	8,851	(24)%	11,703	35%
Variable annuities	4,844	(36)%	7,546	152%
Total new deposits	18,029	(20)%	22,538	28%
Renewal deposits	37,685	2%	37,059	9%
Total deposits	$55,714	(7)%	$59,597	15%
Total new deposits decreased $4.5 million or 20% in the first quarter of 2015 compared to last year due to a $2.9 million decline in new fixed deferred annuity deposits and a $2.7 million decline in new variable annuity deposits. Partially offsetting these changes, new universal life deposits increased $1.3 million. Total renewal deposits increased $0.6 million or 2% in the first quarter of 2015, reflecting increases in renewal universal life, fixed annuity, and variable annuity deposits. Partially offsetting these improvements, renewal variable universal life deposits decreased. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total contract charges on all blocks of business declined $0.4 million or 1% in the first quarter of 2015 compared to the same period one year earlier. This decline was primarily due lower amortization of deferred revenue.
Total contract charges on closed blocks declined 1% in the first quarter of 2015 compared to the first quarter of 2014. This decline reflects the runoff of the closed blocks of business. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 2% in the first quarter of 2015. This change largely reflected the lower amortization of deferred revenue.
Net investment income decreased $0.8 million or 2% in the first quarter of 2015 compared to the same period in the prior year. This decline primarily reflected lower overall yields earned and available on certain investments. In addition, investment expenses rose $0.5 million compared to the prior year due to an increase in real estate expenses from real estate purchases made in 2014.

Policyholder benefits decreased $3.1 million or 10% in the first quarter of 2014 compared to the prior year. This decline reflected a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $2.6 million decrease in benefit and contract reserves. Approximately $1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in annuity conversions and a decrease in ceded reserves released from death claims compared to the prior year. In addition, death benefits, net of reinsurance, increased in the first quarter of 2015, largely due to lower ceded death benefit payments.
Interest credited to policyholder account balances decreased $0.5 million or 3% in the first quarter of 2015 compared to one year earlier. This decline was due to lower average crediting rates, as well as a decrease in total policyholder account balances.
The amortization of DAC decreased $0.7 million or 14% in the first quarter of 2015 compared to the prior year.  This decline largely resulted from unfavorable mortality in the first quarter compared to the prior year.
Operating expenses decreased $1.8 million or 11% in the first quarter of 2015 compared with one year earlier. This decrease can primarily be attributed to several factors. Salary and employee benefit costs decreased, largely due to reduced incentive plan expense. Consulting fees decreased as the prior year contained administrative conversion costs associated with the reinsurance transaction on variable products. In addition, VOBA amortization declined.
Group Insurance
The following table presents financial data of the Group Insurance business segment for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Insurance revenues:
Net premiums	$13,612	$14,248
Total insurance revenues	13,612	14,248
Investment revenues:
Net investment income	111	125
Other revenues	47	53
Total revenues	13,770	14,426

Policyholder benefits	7,586	8,539
Operating expenses	5,629	6,071
Total benefits and expenses	13,215	14,610

Income (loss) before income tax expense (benefit)	555	(184)

Income tax expense (benefit)	195	(64)

Net income (loss)	$360	$(120)
The net income for this segment in the first quarter of 2015 was $0.4 million compared to a net loss of $0.1 million in the first quarter of 2014.  This improvement reflected decreases in policyholder benefits and operating expenses that were partially offset by a decrease in insurance revenues.
Sales from internal sales representatives through independent general agents and agents accounted for approximately 73% of this segment's total premiums during the first quarter of 2015, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.

The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the first quarters ended March 31, 2015 and 2014. New premiums are also detailed by product.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New premiums:
Group life insurance	$570	(35)%	$880	28%
Group dental insurance	1,432	(44)%	2,558	53%
Group disability insurance	1,074	(30)%	1,544	5%
Total new premiums	3,076	(38)%	4,982	30%
Renewal premiums	13,237	4%	12,716	8%
Total premiums	16,313	(8)%	17,698	13%
Reinsurance ceded	(2,701)	(22)%	(3,450)	11%
Net premiums	$13,612	(4)%	$14,248	14%
New group direct premiums decreased $1.9 million or 38% in the first quarter of 2015 compared with the same period in 2014. This decrease was principally from group life and dental premiums, which decreased $0.3 million or 35% and $1.1 million or 44%, respectively, versus the first quarter of 2014. Group disability products also experienced decreases in the first quarter of 2015. Dental sales are being impacted by the uncertainty that exists for employers concerning the costs, legal requirements, and complexities associated with Affordable Care Act compliance. As a result, many employers have been reluctant to engage in new plans or modify existing benefits for employees.
Renewal premiums increased $0.5 million or 4% in the first quarter of 2015 versus the same quarter of 2014, reflecting a $0.9 million or 15% increase in group dental premiums. The increase in dental premiums was the result of improved retention on existing business. Group life renewal premiums for the first quarter of 2015 increased $0.2 million or 9% versus the same period one year earlier. These improvements were offset by a $0.7 million or 26% decline in short-term disability premiums.
This segment uses targeted reinsurance in several of its product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. While most of this segment's products are reinsured, the group dental product is not reinsured. Reinsurance ceded premiums decreased $0.7 million for the first quarter of 2015 compared with the same period in 2014.
Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Total benefits, net of reinsurance, for this segment decreased $1.0 million or 11% in the first quarter of 2015 compared with the same period in 2014. This resulted from a $0.6 million or 11% and $0.4 million or 20% decrease in group dental and group life benefits, respectively.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total group insurance revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. Generally, within each product line, a lower ratio reflects improved results. This ratio was 56% and 60% for the first quarters of 2015 and 2014, respectively. The decreases in this ratio were most notable in the long-term disability, group dental, and group life product lines.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's internal operations. Operating expenses for this segment decreased $0.4 million or 7% in the first quarter of 2015 compared with the same period in the prior year. These results primarily reflect decreased commissions, resulting from lower sales volume.

Old American
The following table presents financial data of the Old American business segment for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended
	March 31
	2015	2014
Insurance revenues:
Net premiums	$19,484	$18,547
Total insurance revenues	19,484	18,547
Investment revenues:
Net investment income	2,691	2,920
Net realized investment gains, excluding other-than-temporary impairment losses	28	207
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	—
Portion of impairment losses recognized in other comprehensive income	(1)	(1)
Net other-than-temporary impairment losses recognized in earnings	(1)	(1)
Total investment revenues	2,718	3,126
Other revenues	—	17
Total revenues	22,202	21,690

Policyholder benefits	15,180	13,496
Amortization of deferred acquisition costs	4,324	4,113
Operating expenses	4,100	4,324
Total benefits and expenses	23,604	21,933

Loss before income tax expense	(1,402)	(243)

Income tax benefit	(488)	(139)

Net loss	$(914)	$(104)
The Old American segment had a net loss of $0.9 million in the first quarter of 2015, compared with a net loss of $0.1 million in the prior year's first quarter. Total insurance revenues increased $0.9 million compared with the prior year but were offset by a $1.7 million increase in policyholder benefits. Total investment income decreased $0.4 million and amortization of deferred acquisition costs increased $0.2 million, while operating expenses decreased $0.2 million.
The following table presents gross premiums by new and renewal business, less reinsurance ceded, for the first quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31
	2015	% Change	2014	% Change
New individual life premiums	$3,413	12%	$3,060	(5)%
Renewal premiums	16,350	3%	15,917	4%
Total premiums	19,763	4%	18,977	2%
Reinsurance ceded	(279)	(35)%	(430)	(10)%
Net premiums	$19,484	5%	$18,547	3%

Total premiums increased $0.8 million or 4% in the first quarter of 2015 compared to the same period one year earlier. Total new premiums increased $0.4 million or 12% in the first quarter of 2015, while total renewal premiums increased $0.4 million or 3%. New sales growth has increased in 2015 due to improved agent productivity and transition of management in certain territories. This segment continues to experience increases in renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
Net investment income decreased $0.2 million or 8% in the first quarter of 2015 versus the prior year, largely due to lower overall yields earned and available on certain investments. In addition, net realized investment gains decreased $0.2 million in the first quarter of 2015 versus one year earlier.
Policyholder benefits increased $1.7 million in the first quarter of 2015 versus one year earlier. This increase was largely due to an increase in net death benefits of $1.8 million, reflecting unfavorable mortality experience. In addition, this increase in death benefits also resulted in an increase in the amortization of DAC of $0.2 million or 5% in the first quarter compared to the prior year.
Operating expenses declined $0.2 million in the first quarter of 2015 compared with prior year. This decrease was primarily the result of reduced agent compensation and reduced reimbursements for management fees to the parent company versus the prior year.

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
For additional information regarding the Company’s asset/liability management program, please see the Asset/Liability Management section within Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2014 Form 10-K, as amended.
The fair value of fixed maturity and equity securities with unrealized losses was $222.4 million at March 31, 2015, compared with $297.3 million at December 31, 2014. The decline primarily reflected the decrease in interest rates during the first quarter of 2015. At March 31, 2015, 90% of security investments with an unrealized loss were investment grade and accounted for 64% of the total unrealized losses. At December 31, 2014, 94% of securities with an unrealized loss were investment grade and accounted for 82% of the total unrealized losses. At March 31, 2015, the Company had gross unrealized losses on fixed maturity and equity securities of $7.9 million that were offset by $208.8 million in gross unrealized gains. At December 31, 2014, the Company had $11.8 million in gross unrealized losses on fixed maturity and equity securities, offset by $186.4 million in gross unrealized gains. At March 31, 2015, 92% of the fixed maturity and equity securities portfolio had unrealized gains, an increase from 89% at December 31, 2014. The increase in unrealized gains at March 31, 2015 largely reflects an overall decrease in interest rates during the first quarter of 2015. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $2.9 million or 37% of total unrealized losses and 58% of the value of the securities in a gross unrealized loss position at March 31, 2015. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $8.9 million at December 31, 2014 to $5.0 million at March 31, 2015.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at March 31, 2015 and should be considered in conjunction with information in Note 4.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$215,789	$210,761	$5,028
Unrealized losses of 20% or less and greater than 10%	4,974	4,225	749
Subtotal	220,763	214,986	5,777
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	624	284
Total investment grade	908	624	284
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	624	284
Subtotal	221,671	215,610	6,061

Securities owned with realized impairment:
Unrealized losses of 10% or less	4,966	4,960	6
Unrealized losses of 20% or less and greater than 10%	1,073	872	201
Subtotal	6,039	5,832	207
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	2,614	989	1,625
Twelve months or greater	—	—	—
Total below investment grade	2,614	989	1,625
Unrealized losses greater than 20%	2,614	989	1,625
Subtotal	8,653	6,821	1,832
Total	$230,324	$222,431	$7,893

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2014 and should be considered in conjunction with information in Note 4.

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
The three categories of investments with the largest amount of unrealized losses at March 31, 2015 were from the financial sector, the energy sector, and other securities. The other securities category is largely composed of asset-backed securities. The fair value of these three categories contains several of the more price-challenged and illiquid investments. The Company performs present value calculations of future cash flow projections for many of these investments to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as described in Note 4. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at March 31, 2015.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$—	—%	$—	—%
AA	35,799	17%	1,550	20%
A	57,103	26%	892	11%
BBB	100,661	47%	2,571	33%
Total investment grade	193,563	90%	5,013	64%
BB	14,081	7%	919	12%
B and below	6,821	3%	1,831	24%
Total below investment grade	20,902	10%	2,750	36%
	$214,465	100%	$7,763	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 40% of the below investment grade total at March 31, 2015 and December 31, 2014.
A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities are largely composed of asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 22 non-U.S. agency mortgage-backed securities that were determined to have such indications at both March 31, 2015 and December 31, 2014. Discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant over a 24-month time frame and grade down thereafter, reflecting the general perspective of a more stabilized residential housing environment in the future.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities at March 31, 2015 and December 31, 2014. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	March 31, 2015
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	6.8%	35%	70%	8.0%	18.0%
2005	4.0%	12.4%	35%	73%	6.0%	18.0%
2006	6.4%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	64%	64%	8.0%	8.0%

	December 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Subprime securities include all bonds or portions of bonds where the underlying collateral is made up of home equity loans or first mortgage loans to borrowers whose credit scores at the time of origination were lower than the level recognized in the market as prime. The Company's classification of subprime does not include Alt-A or jumbo loans, unless the collateral otherwise meets the preceding definition. Less than 1% of the Company's total investments were in these types of investments at March 31, 2015 and December 31, 2014.
The Company has investments in non-U.S. agency structured securities. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, collateralized mortgage obligations and other collateralized obligations. The Company monitors these securities through a combination of an analysis of vintage, credit ratings, and other factors.

The following tables divide these investment types among vintage and credit ratings at March 31, 2015.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$7,530	$7,224	$306
2004	6,100	5,837	263
Total investment grade	13,630	13,061	569
Below Investment Grade:
2004	28,243	26,809	1,434
2005	53,039	51,019	2,020
2006	2,870	1,770	1,100
2007	3,313	3,097	216
Total below investment grade	87,465	82,695	4,770
Other structured securities:
Investment grade	61,428	60,851	577
Below investment grade	14,953	16,073	(1,120)
Total other	76,381	76,924	(543)
Total structured securities	$177,476	$172,680	$4,796
1 This table accounts for all vintages owned by the Company.
The following tables divide these investment types among vintage and credit ratings at December 31, 2014.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.
Total net unrealized gains on investments in non-U.S. Agency structured securities totaled $4.8 million at March 31, 2015, compared to a net unrealized gain of $4.3 million at December 31, 2014. Total net unrealized gains on these securities as a percent of total amortized cost totaled 3% at March 31, 2015.

The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at March 31, 2015 had a fair value of $98.9 million with net unrealized gains of $3.8 million, which compares to the December 31, 2014 fair value of $105.3 million and net unrealized gains of $4.8 million. The identification of additional information or further deteriorations could result in additional impairments in future periods
The Company evaluated the current status of all investments previously written down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first quarters of 2015 or 2014.
The Company maintains a diversified investment portfolio, including 5% of its investment portfolio in municipal bond securities and 7% in bond securities from foreign issuers at March 31, 2015. Approximately 64% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at March 31, 2015. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at March 31, 2015 was $264.9 million with a net unrealized gain of $12.3 million. This compares to a fair value of $266.6 million with a net unrealized gain of $9.3 million at December 31, 2014.
The Company did not have any material direct exposure to financial guarantors at March 31, 2015 or December 31, 2014. The Company's indirect exposure to financial guarantors totaled $25.0 million, which was 1% of the Company's investment assets at March 31, 2015. The unrealized gain on these investments totaled $3.3 million at March 31, 2015. The Company's indirect exposure to financial guarantors at December 31, 2014 totaled $24.8 million, which was 1% of the Company's total investments. Total net unrealized gains on these investments totaled $2.9 million at December 31, 2014.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 15% of total investments at both March 31, 2015 and December 31, 2014. Real estate investments were 5% of total investments at both March 31, 2015 and December 31, 2014. Policy loans and short-term investments comprised 3% of total invested assets at both March 31, 2015 and December 31, 2014.
Investments in mortgage loans totaled $544.9 million at March 31, 2015 and $541.2 million at December 31, 2014. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $1.9 million at March 31, 2015 and December 31, 2014. The Company evaluates the macro-environmental risk on an ongoing basis using multiple considerations. For additional information on the Company’s mortgage loan portfolio, please see Note 4.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2014 Form 10-K, as amended, remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2014.
Net cash provided by operating activities was $2.7 million for the quarter ended March 31, 2015. The primary sources of cash from operating activities in the first quarter of 2015 were premium receipts and net investment income. The primary uses of cash from operating activities in the first quarter of 2015 were for the payment of policyholder benefits and operating expenses. Net cash used in investing activities was $3.3 million, driven mainly by purchases of investments totaling $109.5 million that were mostly offset by sales, maturities, calls, and principal paydowns of investments totaling $91.9 million and net sales of short-term investments of $14.5 million. Net cash used in financing activities was $1.9 million, primarily due to a net change in treasury stock of $2.1 million and the payment of stockholder dividends of $2.9 million. Partially offsetting these were net transfers from separate accounts of $0.8 million and a change in other deposits of $2.3 million.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At March 31, 2015 and December 31, 2014, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2015. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	March 31	December 31
	2015	2014
Total assets, excluding separate accounts	$4,190,074	$4,165,366
Total stockholders' equity	757,460	742,759
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both March 31, 2015 and December 31, 2014. Stockholders' equity increased $14.7 million from year-end 2014. The increase was largely due to net income and other comprehensive income, primarily resulting from an increase in net unrealized gains compared to 2014.
The stock repurchase program was extended by the Board of Directors through January 2016 to permit the purchase of up to one million of the Company's shares on the open market. During the first quarter of 2015, the Company purchased 44,967 shares under the stock repurchase program, totaling $2.1 million. During the first quarter of 2014, the Company did not purchase any shares under the stock repurchase program.
During the quarter ended March 31, 2015, the Company purchased 353 shares and sold 132 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 22,842 shares of the Company's stock at March 31, 2015.
On April 27, 2015, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid May 13, 2015 to stockholders of record as of May 7, 2015. Total stockholder dividends paid were $2.9 million for the quarter ended March 31, 2015 and $3.0 million for the quarter ended March 31, 2014.

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
Please refer to the Company's 2014 Form 10-K, as amended, for a more complete discussion of quantitative and qualitative disclosures about market risk.
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
Item 1A. Risk Factors
The operating results of life insurance companies have historically been subject to significant fluctuations. The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully in the Company's Risk Factors included in Part I, Item 1A of the Company's 2014 Form 10-K, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/15 - 1/31/15	9,119	[1]	$47.77	9,119	990,881
	353	[2]	48.03

2/1/15 - 2/28/15	—	[1]	—	—	990,881
	—	[2]	—

3/1/15 - 3/31/15	35,848	[1]	46.07	35,848	955,033
	—	[2]	—
Total	45,320			44,967
1 On January 26, 2015, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 25, 2016.
2 Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through March 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: April 29, 2015 press release reporting financial results for the first quarter of 2015.
Kansas City Life Announces First Quarter 2015 Results
Kansas City Life Insurance Company recorded net income of $6.8 million or $0.63 per share in the first quarter of 2015, an increase of $1.1 million or $0.11 per share relative to the same quarter in the prior year. This improvement reflected increased life insurance premiums and lower operating expenses. Partially offsetting these improvements was a decrease in net investment income that was due to both the continued persistent low interest rate environment and increased investment expenses. In addition, the Company experienced a decrease in realized investment gains versus the first quarter of 2014 and reduced benefits from mortality reinsurance.
On April 27, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on May 13, 2015 to stockholders of record on May 7, 2015.
Kansas City Life Insurance Company (NASDAQ: KCLI) was established in 1895 and is based in Kansas City, Missouri. The Company's primary business is providing financial protection through the sale of life insurance and annuities. The Company's revenues were $465.0 million in 2014, and assets and life insurance in force were $4.6 billion and $32.0 billion, respectively, as of December 31, 2014. The Company operates in 49 states and the District of Columbia. For more information, please see the Company’s Year End Form 10-K, as amended, or please visit www.kclife.com.
Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended
	March 31
	2015	2014
Revenues	$110,805	$115,112

Net income	$6,778	$5,672

Net income per share, basic and diluted	$0.63	$0.52

Dividends paid	$0.27	$0.27

Average number of shares outstanding	10,808,570	10,968,367

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 29, 2015