Form 10-Q
period 2015-06-30
KANSAS CITY LIFE INSURANCE CO
filed 2015-07-28
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,634,001 shares

Class	Outstanding June 30, 2015

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	June 30 2015	December 31 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,703,822	$2,726,731
Equity securities available for sale, at fair value	24,804	24,881
Mortgage loans	550,724	541,180
Real estate	179,403	181,082
Policy loans	82,537	83,553
Short-term investments	23,508	39,107
Other investments	318	462
Total investments	3,565,116	3,596,996

Cash	9,238	11,011
Accrued investment income	34,213	33,078
Deferred acquisition costs	261,836	249,195
Reinsurance recoverables	189,598	194,425
Property and equipment	16,997	17,527
Other assets	57,923	63,134
Separate account assets	403,406	406,501
Total assets	$4,538,327	$4,571,867

LIABILITIES
Future policy benefits	$930,257	$930,761
Policyholder account balances	2,063,783	2,072,041
Policy and contract claims	31,585	37,452
Other policyholder funds	171,174	165,062
Other liabilities	208,037	217,291
Separate account liabilities	403,406	406,501
Total liabilities	3,808,242	3,829,108

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,021	41,007
Retained earnings	850,369	838,508
Accumulated other comprehensive income	7,181	23,040
Treasury stock, at cost (2015 - 7,862,679 shares; 2014 - 7,671,475 shares)	(191,607)	(182,917)
Total stockholders’ equity	730,085	742,759
Total liabilities and stockholders’ equity	$4,538,327	$4,571,867
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$39,842	$41,334	$80,818	$83,121
Contract charges	26,443	30,834	54,835	59,632
Total insurance revenues	66,285	72,168	135,653	142,753
Investment revenues:
Net investment income	40,206	41,351	79,898	82,042
Net realized investment gains, excluding other-than-temporary impairment losses	2,277	784	2,249	2,449
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,770)	(243)	(1,770)	(456)
Portion of impairment losses recognized in other comprehensive income (loss)	(155)	136	(162)	187
Net other-than-temporary impairment losses recognized in earnings	(1,925)	(107)	(1,932)	(269)
Total investment revenues	40,558	42,028	80,215	84,222
Other revenues	2,030	2,343	3,810	4,676
Total revenues	108,873	116,539	219,678	231,651

BENEFITS AND EXPENSES
Policyholder benefits	47,804	50,153	98,146	102,907
Interest credited to policyholder account balances	18,590	19,260	37,029	38,206
Amortization of deferred acquisition costs	1,958	12,529	10,342	21,357
Operating expenses	24,965	22,113	49,083	48,733
Total benefits and expenses	93,317	104,055	194,600	211,203

Income before income tax expense	15,556	12,484	25,078	20,448

Income tax expense	4,657	3,859	7,401	6,151

NET INCOME	$10,899	$8,625	$17,677	$14,297

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale, net of DAC and VOBA	$(33,178)	$18,908	$(17,158)	$38,273
Change in future policy benefits	4,139	(2,929)	1,150	(6,562)
Change in policyholder account balances	247	(113)	149	(244)
Other comprehensive income (loss)	(28,792)	15,866	(15,859)	31,467

COMPREHENSIVE INCOME (LOSS)	$(17,893)	$24,491	$1,818	$45,764

Basic and diluted earnings per share:
Net income	$1.01	$0.78	$1.64	$1.30
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Six Months Ended
June 30, 2015
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	41,007
Excess of proceeds over cost of treasury stock sold	14

End of period	41,021

RETAINED EARNINGS
Beginning of year	838,508
Net income	17,677
Stockholder dividends of $0.54 per share	(5,816)

End of period	850,369

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	23,040
Other comprehensive loss	(15,859)

End of period	7,181

TREASURY STOCK, at cost
Beginning of year	(182,917)
Cost of 190,734 shares acquired	(8,696)
Cost of 430 shares sold	6

End of period	(191,607)

TOTAL STOCKHOLDERS’ EQUITY	$730,085
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
Net income	$17,677	$14,297
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	2,128	2,097
Depreciation	2,802	2,240
Acquisition costs capitalized	(18,185)	(17,761)
Amortization of deferred acquisition costs	10,342	21,357
Realized investment gains	(317)	(2,180)
Changes in assets and liabilities:
Reinsurance recoverables	4,827	(2,710)
Future policy benefits	1,265	6,202
Policyholder account balances	(10,253)	(8,135)
Income taxes payable and deferred	5,401	152
Other, net	(3,697)	305
Net cash provided	11,990	15,864

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(144,176)	(194,874)
Equity securities	(8)	(89)
Mortgage loans	(62,099)	(9,592)
Real estate	(1,214)	(4,120)
Policy loans	(5,849)	(5,751)
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	133,357	115,230
Equity securities	3	15
Mortgage loans	52,153	65,985
Real estate	9	1,999
Policy loans	6,864	6,046
Other investments	365	5,000
Net sales of short-term investments	15,599	5,052
Acquisition of property and equipment	(293)	(605)
Net cash used	(5,289)	(15,704)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30
	2015	2014
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	$1,000	$—
Repayment of borrowings	(1,000)	—
Deposits on policyholder account balances	114,033	129,853
Withdrawals from policyholder account balances	(116,604)	(131,261)
Net transfers from separate accounts	4,564	3,791
Change in other deposits	4,025	3,792
Cash dividends to stockholders	(5,816)	(5,924)
Net change in treasury stock	(8,676)	(42)
Net cash provided (used)	(8,474)	209

Increase (decrease) in cash	(1,773)	369
Cash at beginning of year	11,011	8,197
Cash at end of period	$9,238	$8,566

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,000	$6,000
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
The unaudited interim consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial reporting, along with the instructions to Form 10-Q and Regulations S-K, S-X, and other applicable regulations. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. As such, these unaudited interim consolidated financial statements should be read in conjunction with the Company's 2014 Form 10-K, as amended. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. Significant intercompany transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to prior period results to conform with the current period's presentation.
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
Significant Accounting Policies
For a full discussion of the Company's significant accounting policies, please refer to the Company's 2014 Form 10-K, as amended. No significant updates or changes to these policies occurred during the six months ended June 30, 2015.

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
In May 2015, the FASB issued guidance targeted to improve disclosures related to short-duration contracts. Additional disclosures will be required about insurance liabilities to provide information regarding the nature, amount, timing, and uncertainty of future cash flows related to insurance liabilities and the effect of those cash flows on the statement of comprehensive income. This guidance is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating this guidance.
All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.
3. Prior Year Adoption of Accounting Principle
On December 31, 2014, the Company retrospectively adopted FASB Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. Under ASU No. 2014-01, the Company elected to use the proportional amortization method, which requires an entity to amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense (benefit). As a result of the retrospective adoption, results previously reported in the Company's June 30, 2014 10-Q have been adjusted as follows. Income tax expense decreased $0.2 million, net income increased $0.2 million, and net income per share increased $0.01 for the quarter ended June 30, 2014. Income tax expense decreased $0.3 million, net income increased $0.3 million, and net income per share increased $0.03 for the six months ended June 30, 2014. The adoption did not impact net cash provided by operating activities for the quarter or six months ended June 30, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at June 30, 2015.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$154,514	$8,285	$195	$162,604
Federal agencies [1]	19,775	1,850	—	21,625
Federal agency issued residential mortgage-backed securities [1]	39,117	4,317	2	43,432
Subtotal	213,406	14,452	197	227,661
Corporate obligations:
Industrial	547,466	28,213	3,089	572,590
Energy	232,353	12,453	2,925	241,881
Communications and technology	243,231	13,665	1,401	255,495
Financial	235,642	16,000	1,017	250,625
Consumer	523,761	23,832	2,298	545,295
Public utilities	233,003	21,147	488	253,662
Subtotal	2,015,456	115,310	11,218	2,119,548
Corporate private-labeled residential mortgage-backed securities	81,548	3,870	8	85,410
Municipal securities	134,140	17,933	108	151,965
Other	100,737	3,446	2,209	101,974
Redeemable preferred stocks	17,455	262	453	17,264
Fixed maturity securities	2,562,742	155,273	14,193	2,703,822
Equity securities	23,527	1,664	387	24,804
Total	$2,586,269	$156,937	$14,580	$2,728,626
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
Contractual Maturities
The following table provides the distribution of maturities for fixed maturity securities available for sale. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$143,968	$146,832	$165,955	$168,913
Due after one year through five years	701,709	759,769	694,809	757,397
Due after five years through ten years	1,136,128	1,168,557	1,045,557	1,087,891
Due after ten years	390,651	426,283	438,719	490,976
Securities with variable principal payments	172,831	185,117	190,903	204,415
Redeemable preferred stocks	17,455	17,264	17,473	17,139
Total	$2,562,742	$2,703,822	2,553,416	2,726,731
No material derivative financial instruments were held during the first six months 2015 or 2014.

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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at June 30, 2015.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$21,068	$195	$100	$—	$21,168	$195
Federal agency issued residential mortgage-backed securities [1]	—	—	331	2	331	2
Subtotal	21,068	195	431	2	21,499	197
Corporate obligations:
Industrial	108,470	2,658	5,607	431	114,077	3,089
Energy	64,309	1,962	21,117	963	85,426	2,925
Communications and technology	57,675	1,401	—	—	57,675	1,401
Financial	22,699	282	5,147	735	27,846	1,017
Consumer	85,376	1,889	8,123	409	93,499	2,298
Public utilities	16,250	282	3,790	206	20,040	488
Subtotal	354,779	8,474	43,784	2,744	398,563	11,218
Corporate private-labeled residential mortgage-backed securities	3,046	8	—	—	3,046	8
Municipal securities	3,092	108	—	—	3,092	108
Other	13,025	129	31,086	2,080	44,111	2,209
Redeemable preferred stocks	2,994	73	6,650	380	9,644	453
Fixed maturity securities	398,004	8,987	81,951	5,206	479,955	14,193
Equity securities	7,009	158	4,803	229	11,812	387
Total	$405,013	$9,145	$86,754	$5,435	$491,767	$14,580
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
At June 30, 2015, the Company had 166 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 139 security issues were below cost for less than one year; 22 security issues were below cost for one year or more and less than three years; and five security issues were below cost for three years or more. At December 31, 2014, the Company had 96 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 40 security issues were below cost for less than one year; 50 security issues were below cost for one year or more and less than three years; and six security issues were below cost for three years or more.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at June 30, 2015.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$497,002	$482,804	$14,198
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	497,002	482,804	14,198
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	634	274
Total investment grade	908	634	274
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	634	274
Subtotal	497,910	483,438	14,472

Securities owned with realized impairment:
Unrealized losses of 10% or less	8,326	8,240	86
Unrealized losses of 20% or less and greater than 10%	110	89	21
Subtotal	8,436	8,329	107
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	1	—	1
Twelve months or greater	—	—	—
Total below investment grade	1	—	1
Unrealized losses greater than 20%	1	—	1
Subtotal	8,437	8,329	108
Total	$506,347	$491,767	$14,580

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2014.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$295,543	$286,130	$9,413
Unrealized losses of 20% or less and greater than 10%	8,973	7,874	1,099
Subtotal	304,516	294,004	10,512
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	663	245
Total investment grade	908	663	245
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	663	245
Subtotal	305,424	294,667	10,757

Securities owned with realized impairment:
Unrealized losses of 10% or less	—	—	—
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	—	—	—
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	3,688	2,658	1,030
Twelve months or greater	—	—	—
Total investment grade	3,688	2,658	1,030
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	3,688	2,658	1,030
Subtotal	3,688	2,658	1,030
Total	$309,112	$297,325	$11,787

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at June 30, 2015.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$16,908	4%	$263	2%
AA	82,990	17%	2,781	19%
A	139,346	29%	3,088	22%
BBB	216,638	45%	7,189	51%
Total investment grade	455,882	95%	13,321	94%
BB	14,250	3%	750	5%
B and below	9,823	2%	122	1%
Total below investment grade	24,073	5%	872	6%
	$479,955	100%	$14,193	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 40% of the below investment grade total at June 30, 2015 and December 31, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	June 30, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$269	$1	$5,052	$115
Due after one year through five years	35,995	315	21,033	960
Due after five years through ten years	362,055	10,109	202,240	5,772
Due after ten years	68,606	3,306	47,740	3,635
Total	466,925	13,731	276,065	10,482
Securities with variable principal payments	3,386	9	341	2
Redeemable preferred stocks	9,644	453	9,404	713
Total	$479,955	$14,193	$285,810	$11,197
The Company does not consider these unrealized losses to be credit-related. The unrealized losses at June 30, 2015 primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities include residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 22 non-U.S. agency mortgage-backed securities that were determined to have such indications at both June 30, 2015 and December 31, 2014. A discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant or grade down over time, reflecting the Company's estimate of stabilized collateral performance in the future for such securities.

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

	June 30, 2015
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	68%	8.0%	16.0%
2005	3.8%	11.3%	30%	69%	6.0%	20.0%
2006	6.4%	8.8%	35%	85%	8.0%	16.0%
2007	10.3%	10.3%	61%	61%	8.0%	8.0%

	December 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Less than 1% of the Company's total investments were in these types of investments at June 30, 2015 and December 31, 2014.
The Company also monitors structured securities through a combination of an analysis of vintage, credit ratings, and other factors. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, and other collateralized obligations.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables divide these investment types among vintage and credit ratings.

	June 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$4,975	$4,781	$194
2004	5,998	5,739	259
Total investment grade	10,973	10,520	453
Below Investment Grade:
Vintage 2003 and earlier	2,267	2,167	100
2004	26,601	25,432	1,169
2005	50,617	48,685	1,932
2006	2,454	1,375	1,079
2007	3,105	2,909	196
Total below investment grade	85,044	80,568	4,476
Other structured securities:
Investment grade	60,172	60,294	(122)
Below investment grade	14,866	15,666	(800)
Total other	75,038	75,960	(922)
Total structured securities	$171,055	$167,048	$4,007
1 This table accounts for all vintages owned by the Company.

	December 31, 2014
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The Company recognized other-than-temporary impairments on corporate private-labeled residential mortgage-backed and other securities of $0.4 million and $0.1 million for the second quarters and $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment loss was recognized in other comprehensive income (loss).

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Credit losses on securities held at beginning of the period	$17,891	$16,532	$17,889	$16,375
Additions for credit losses not previously recognized in other-than-temporary impairment	—	—	—	4
Additions (reductions) for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	1,925	107	1,932	265
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(5)	(10)	(10)
Credit losses on securities held at the end of the period	$19,811	$16,634	$19,811	$16,634
The Company reviews and evaluates information on securities previously impaired and still owned. The identification of additional information or further deteriorations could result in additional impairments in future periods.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Gross gains resulting from:
Sales of investment securities	$36	$433	$36	$611
Investment securities called and other	2,360	367	2,587	1,662
Real estate	3	—	3	339
Total gross gains	2,399	800	2,626	2,612
Gross losses resulting from:
Investment securities called and other	(63)	(57)	(113)	(311)
Mortgage loans	(12)	(66)	(205)	(90)
Total gross losses	(75)	(123)	(318)	(401)
Change in allowance for loan losses	(29)	124	(38)	296
Amortization of DAC and VOBA	(18)	(17)	(21)	(58)
Net realized investment gains, excluding other-than-temporary impairment losses	2,277	784	2,249	2,449

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(1,770)	(243)	(1,770)	(456)
Portion of loss recognized in other comprehensive income (loss)	(155)	136	(162)	187
Net other-than-temporary impairment losses recognized in earnings	(1,925)	(107)	(1,932)	(269)
Net realized investment gains	$352	$677	$317	$2,180
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Proceeds	$1,039	$8,269	$1,039	$12,643
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.0 million at June 30, 2015 and $1.9 million at December 31, 2014. The Company had 15% of its total investments in commercial mortgage loans at both June 30, 2015 and December 31, 2014. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 46% at both June 30, 2015 and December 31, 2014. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the gross mortgage loan principal outstanding and the allowance for loan losses.

	June 30 2015	December 31 2014
Principal outstanding	$552,676	$543,094
Allowance for loan losses	(1,952)	(1,914)
Carrying value	$550,724	$541,180
The following table summarizes the amount of mortgage loans held by the Company, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	June 30 2015	% of Total	December 31 2014	% of Total
Prior to 2006	$37,121	8%	$47,843	9%
2006	15,480	3%	16,280	3%
2007	18,314	3%	19,991	4%
2008	22,193	4%	22,938	4%
2009	13,804	2%	20,754	4%
2010	40,346	7%	51,205	9%
2011	87,260	16%	91,943	17%
2012	123,692	22%	133,912	25%
2013	71,950	13%	77,784	14%
2014	59,217	11%	60,444	11%
2015	63,299	11%	—	—%
Principal outstanding	$552,676	100%	$543,094	100%
The following table identifies mortgage loans by geographic location.

	June 30 2015	% of Total	December 31 2014	% of Total
Pacific	$128,815	23%	$131,109	25%
West south central	104,914	19%	94,122	17%
West north central	75,047	14%	78,027	14%
Mountain	66,105	12%	68,961	13%
East north central	66,530	12%	64,013	12%
South Atlantic	63,493	11%	60,557	11%
Middle Atlantic	27,926	5%	21,877	4%
East south central	19,846	4%	24,428	4%
Principal outstanding	$552,676	100%	$543,094	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total.

	June 30 2015	% of Total	December 31 2014	% of Total
California	$108,425	20%	$108,683	20%
Texas	100,819	18%	89,923	16%
Minnesota	54,026	10%	55,916	10%
Ohio	33,905	6%	30,432	6%
Florida	31,515	6%	26,452	5%
All others	223,986	40%	231,688	43%
Principal outstanding	$552,676	100%	$543,094	100%
The following table identifies mortgage loans by property type. The Other category consists principally of apartments and retail properties.

	June 30 2015	% of Total	December 31 2014	% of Total
Industrial	$298,021	54%	$281,671	51%
Office	165,236	30%	165,859	31%
Medical	24,253	4%	25,617	5%
Other	65,166	12%	69,947	13%
Principal outstanding	$552,676	100%	$543,094	100%
The table below identifies mortgage loans by maturity.

	June 30 2015	% of Total	December 31 2014	% of Total
Due in one year or less	$28,791	5%	$27,607	5%
Due after one year through five years	119,861	22%	145,530	27%
Due after five years through ten years	131,178	24%	143,382	26%
Due after ten years	272,846	49%	226,575	42%
Principal outstanding	$552,676	100%	$543,094	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters. The Company refinanced three loans with outstanding balances totaling $2.1 million during the quarter ended June 30, 2015 and three loans with outstanding balances totaling $3.5 million during the quarter ended June 30, 2014. The Company refinanced six loans with outstanding balances of $6.7 million during the six months ended June 30, 2015 and five loans with outstanding balances totaling $6.7 million during the six months ended and June 30, 2014.
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
Separate Accounts
The separate account assets and liabilities, which are equal, are recorded at fair value based upon net asset value (NAV) of the underlying investment holdings as derived from closing prices on a national exchange or as provided by the issuer. This is the value at which a policyholder could transact with the issuer on the date. Separate accounts are categorized as Level 2.
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
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At June 30, 2015, approximately 98% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 1% was derived from internal matrices and calculations. At December 31, 2014, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily prices and spreads on comparable securities.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,105	$150,499	$—	$162,604
Federal agencies [1]	—	21,625	—	21,625
Federal agency issued residential mortgage-backed securities [1]	—	43,432	—	43,432
Subtotal	12,105	215,556	—	227,661
Corporate obligations:
Industrial	—	572,590	—	572,590
Energy	—	241,881	—	241,881
Communications and technology	—	255,495	—	255,495
Financial	—	250,625	—	250,625
Consumer	—	545,295	—	545,295
Public utilities	—	253,662	—	253,662
Subtotal	—	2,119,548	—	2,119,548
Corporate private-labeled residential mortgage-backed securities	—	85,410	—	85,410
Municipal securities	—	151,965	—	151,965
Other	—	101,358	616	101,974
Redeemable preferred stocks	—	17,264	—	17,264
Fixed maturity securities	12,105	2,691,101	616	2,703,822
Equity securities	5,268	19,536	—	24,804
Total	$17,373	$2,710,637	$616	$2,728,626

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(4,558)	$(4,558)
Total	$—	$—	$(4,558)	$(4,558)
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below.

	Quarter Ended June 30, 2015
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$872	$(2,843)
Included in earnings	2	(1,766)
Included in other comprehensive income (loss)	(44)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	108
Sales	—	—
Other dispositions	(214)	(57)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$616	$(4,558)

	Six Months Ended June 30, 2015
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$759	$(1,094)
Included in earnings	2	(3,315)
Included in other comprehensive income (loss)	69	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	190
Sales	—	—
Other dispositions	(214)	(339)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$616	$(4,558)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2014
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$1,433	$(4,703)
Included in earnings	(12)	3,145
Included in other comprehensive income (loss)	(421)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	592
Sales	—	—
Other dispositions	(241)	(128)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$759	$(1,094)
Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between any levels at June 30, 2015 or December 31, 2014.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $0.6 million at June 30, 2015. These assets are valued using discounted cash flow models for which the significant assumptions are not observable in the market.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at June 30, 2015.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(4,558)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.68%-1.52%
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
The Company estimates that the impact of unobservable inputs at June 30, 2015 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability less than $0.1 million; a 10% increase in the benefit utilization would increase the liability $0.6 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.2 million.
The Company estimates that the impact of unobservable inputs at December 31, 2014 is as follows: a 10% increase in the mortality assumption would reduce the liability less than $0.1 million; a 10% decrease in the lapse assumption would increase the liability $0.3 million; a 10% increase in the benefit utilization would increase the liability $0.9 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.4 million.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables present a summary of fair value estimates for financial instruments. The Company has not included assets and liabilities that are not financial instruments in this disclosure. The total of the fair value calculations presented below may not be indicative of the value that can be obtained.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,703,822	$2,703,822	$2,726,731	$2,726,731
Equity securities available for sale	24,804	24,804	24,881	24,881
Mortgage loans	550,724	578,464	541,180	567,435
Policy loans	82,537	82,537	83,553	83,553
Cash and short-term investments	32,746	32,746	50,118	50,118
Separate account assets	403,406	403,406	406,501	406,501

Liabilities:
Individual and group annuities	$1,077,379	$1,058,444	$1,080,322	$1,061,067
Supplementary contracts and annuities without life contingencies	54,075	52,838	54,949	53,744
Separate account liabilities	403,406	403,406	406,501	406,501
Other policyholder funds - GMWB	(4,558)	(4,558)	(1,094)	(1,094)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount.

	June 30 2015	December 31 2014
Receivables:
Agent receivables, net (allowance $1,099; 2014 - $2,003)	$1,709	$1,727
Investment-related financing receivables:
Mortgage loans, net (allowance $1,952; 2014 - $1,914)	550,724	541,180
Total financing receivables	$552,433	$542,907
The following table details the activity of the allowance for doubtful accounts on agent receivables. Any recoveries are included as deductions.

	June 30 2015	December 31 2014
Beginning of year	$2,003	$2,245
Additions	16	306
Deductions	(920)	(548)
End of period	$1,099	$2,003
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment.

	June 30 2015	December 31 2014
Mortgage loans collectively evaluated for impairment	$545,099	$535,398
Mortgage loans individually evaluated for impairment	7,577	7,696
Allowance for loan losses	(1,952)	(1,914)
Carrying value	$550,724	$541,180
The following table details the activity of the allowance for mortgage loan losses. Any recoveries are included as deductions.

	June 30 2015	December 31 2014
Beginning of year	$1,914	$3,251
Provision	38	—
Deductions	—	(1,337)
End of period	$1,952	$1,914

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $2.8 million at June 30, 2015 with an allowance for doubtful accounts totaling $1.1 million. Gross agent receivables totaled $3.7 million with an allowance for doubtful accounts of $2.0 million at December 31, 2014. The Company has two types of agent receivables including:

•	Agent specific loans. At both June 30, 2015 and December 31, 2014, these loans totaled $1.0 million and the allowance for doubtful accounts was $0.3 million.

•
Other agent receivables. Gross agent receivables in this category totaled $1.8 million, and the allowance for doubtful accounts was $0.8 million at June 30, 2015. Gross agent receivables in this category totaled $2.7 million, and the allowance for doubtful accounts was $1.7 million at December 31, 2014.

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
If a mortgage loan is determined to be on non-accrual status, the Company does not accrue interest income into its financial statements. The loan is independently monitored and evaluated as to potential impairment or foreclosure. This evaluation includes assessing the probability of receiving future cash flows, along with consideration of many of the factors described below. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.
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
The following tables present an aging schedule for delinquent payments for both principal and interest by property type.

Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2015
Industrial	$—	$—	$—	$—	$—
Office	—	—	—	—	—
Medical	5,339	78	—	—	78
Other	—	—	—	—	—
Total	$5,339	$78	$—	$—	$78

December 31, 2014
Industrial	$—	$—	$—	$—	$—
Office	—	—	—	—	—
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

As of June 30, 2015, there was one mortgage loan that was over 30 days or more past due. Payment was subsequently received on this delinquent loan. As of December 31, 2014, there were no mortgage loans that were past due or were in the process of foreclosure.
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
7. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in affordable housing real estate joint ventures are equity interests in partnerships or limited liability companies that may or may not participate in profits or residual value. The Company's investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. The Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Comprehensive Income as a component of income tax expense. The tax credits are recognized as a reduction of tax expense. The Company realized federal income tax credits related to these investments of $0.7 million for the second quarters and $1.4 million for the six months ended both June 30, 2015 and 2014. The Company also recognized $0.4 million and $0.2 million of amortization related to these investments for the second quarters and $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company's investments in other real estate VIEs are recorded using the equity method. Cash distributions from the VIE and cash contributions to the VIE are recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Comprehensive Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income.
Investments in the affordable housing and real estate joint ventures are interests that will absorb portions of the VIE's expected losses or receive portions of expected residual returns of the VIE's net assets exclusive of variable interests. The Company makes an initial assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE's economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity's equity investment at risk, decision-making abilities, obligations to absorb economic risks, the right to receive economic rewards of the entity, and the extent to which the Company shares in the VIE's expected losses and residual returns.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at June 30, 2015 and December 31, 2014. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at both June 30, 2015 and December 31, 2014.

	June 30 2015		December 31 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,384	$21,384	$21,415	$21,415
Affordable housing real estate joint ventures	12,744	54,246	13,153	54,028
Total	$34,128	$75,630	$34,568	$75,443
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
At June 30, 2015 and December 31, 2014, the Company had no mortgage loan or equity commitments outstanding to the real estate joint venture VIEs. The Company has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at June 30, 2015 and December 31, 2014 included $28.8 million and $27.7 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
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
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The value of the separate accounts with the GMWB rider is recorded at fair value of $126.8 million at June 30, 2015 (December 31, 2014 - $132.3 million). The GMWB guarantee liability was $(4.6) million at June 30, 2015 (December 31, 2014 - $(1.1) million). The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
The Company has two blocks of variable universal life policies and variable annuity contracts from which the Company receives fees. The fees are based upon both specific transactions and the fund value of the blocks of policies. The Company has a direct block of ongoing business identified in the Consolidated Balance Sheets as separate account assets, totaling $403.4 million at June 30, 2015 and $406.5 million at December 31, 2014, and corresponding separate account liabilities of an equal amount. In addition, the Company has an assumed closed block of business that is recorded in the Company's financial statements in accordance with modified coinsurance accounting for variable insurance business. This block of separate account fund balances totaled $312.7

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

million at June 30, 2015 and $318.1 million at December 31, 2014. The Company also records separate accounts invested in the general account for the direct block of business. In addition, in accordance with coinsurance reinsurance transaction accounting, the Company also records the assumed block of fixed accounts under its general account. The future policy benefits for the direct block approximated $0.5 million and $0.4 million at June 30, 2015 and December 31, 2014, respectively. The future policy benefits for the assumed block approximated $0.6 million at both June 30, 2015 and December 31, 2014.
9. Notes Payable
The Company had no notes payable at June 30, 2015 or December 31, 2014.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million at June 30, 2015, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the second quarters and six months of 2015 and 2014.
The Company had unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding at June 30, 2015 or December 31, 2014. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2016. The Company anticipates renewing these lines of credit as they come due.
10. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the second quarters and for the six months ended June 30, 2015 and 2014, respectively.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(3)%	(3)%	(3)%	(4)%
Permanent differences	(2)%	(1)%	(2)%	(1)%
Effective income tax rate	30%	31%	30%	30%
The Company had uncertain tax positions of $0.1 million at both June 30, 2015 and December 31, 2014.
At June 30, 2015, the Company had a current tax liability of $2.4 million and a $67.3 million net deferred tax liability, compared to a $2.3 million current tax asset and a $75.9 million net deferred tax liability at December 31, 2014.
11. Pensions and Other Postemployment Benefits (OPEB)
The following tables provide the components of net periodic benefit cost.

	Pension Benefits		OPEB
	Quarter Ended		Quarter Ended
	June 30		June 30
	2015	2014	2015	2014
Service cost	$—	$—	$171	$153
Interest cost	1,356	1,550	351	374
Expected return on plan assets	(2,480)	(2,580)	—	—
Amortization of:
Unrecognized actuarial net loss	601	430	118	21
Unrecognized prior service credit	—	—	(287)	(286)
Net periodic benefit cost (credit)	$(523)	$(600)	$353	$262

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Pension Benefits		OPEB
	Six Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Service cost	$—	$—	$342	$306
Interest cost	2,712	3,101	702	749
Expected return on plan assets	(4,960)	(5,161)	—	—
Amortization of:
Unrecognized actuarial net loss	1,201	859	236	43
Unrecognized prior service credit	—	—	(574)	(573)
Net periodic benefit cost (credit)	$(1,047)	$(1,201)	$706	$525
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
During the first six months of both 2015 and 2014, the plan made cash payments totaling $3.8 million. No payments were made during the second quarters of 2015 or 2014.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the second quarters of 2015 and 2014 was less than $0.1 million and $0.4 million, net of tax, respectively. The change in accrual for share-based compensation reduced operating expense for the six months ended June 30, 2015 in the amount of $0.1 million. The cost of share-based compensation accrued as an operating expense for the six months ended June 30, 2014 was $0.1 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The tables below provide information about comprehensive income (loss).

	Quarter Ended June 30, 2015
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$(57,702)	$(20,196)	$(37,506)
Equity securities	(420)	(147)	(273)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,334	817	1,517
Other-than-temporary impairment losses recognized in earnings	(1,770)	(619)	(1,151)
Other-than-temporary impairment gains recognized in other comprehensive income (loss)	(155)	(55)	(100)
Net unrealized losses excluding impairment losses	(58,531)	(20,486)	(38,045)
Effect on DAC and VOBA	7,488	2,621	4,867
Future policy benefits	6,369	2,230	4,139
Policyholder account balances	379	132	247
Other comprehensive loss	$(44,295)	$(15,503)	(28,792)
Net income			10,899
Comprehensive loss			$(17,893)

	Quarter Ended June 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$31,332	$10,967	$20,365
Equity securities	660	231	429
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	662	232	430
Other-than-temporary impairment losses recognized in earnings	(243)	(84)	(159)
Other-than-temporary impairment gains recognized in other comprehensive income (loss)	136	47	89
Net unrealized gains excluding impairment losses	31,437	11,003	20,434
Effect on DAC and VOBA	(2,348)	(822)	(1,526)
Future policy benefits	(4,507)	(1,578)	(2,929)
Policyholder account balances	(174)	(61)	(113)
Other comprehensive income	$24,408	$8,542	15,866
Net income			8,625
Comprehensive income			$24,491

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Six Months Ended June 30, 2015
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$(31,714)	$(11,101)	$(20,613)
Equity securities	(27)	(9)	(18)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,454	859	1,595
Other-than-temporary impairment losses recognized in earnings	(1,770)	(619)	(1,151)
Other-than-temporary impairment losses recognized in other comprehensive income (loss)	(162)	(57)	(105)
Net unrealized losses excluding impairment losses	(32,263)	(11,293)	(20,970)
Effect on DAC and VOBA	5,865	2,053	3,812
Future policy benefits	1,770	620	1,150
Policyholder account balances	229	80	149
Other comprehensive loss	$(24,399)	$(8,540)	(15,859)
Net income			17,677
Comprehensive income			$1,818

	Six Months Ended June 30, 2014
	Pre-Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$65,574	$22,951	$42,623
Equity securities	1,594	558	1,036
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,505	527	978
Other-than-temporary impairment losses recognized in earnings	(456)	(159)	(297)
Other-than-temporary impairment gains recognized in other comprehensive income (loss)	187	65	122
Net unrealized gains excluding impairment losses	65,932	23,076	42,856
Effect on DAC and VOBA	(7,051)	(2,468)	(4,583)
Future policy benefits	(10,096)	(3,534)	(6,562)
Policyholder account balances	(375)	(131)	(244)
Other comprehensive income	$48,410	$16,943	31,467
Net income			14,297
Comprehensive income			$45,764

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides accumulated balances related to each component of accumulated other comprehensive income at June 30, 2015, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$110,362	$3,141	$(53,964)	$(18,521)	$(17,406)	$(572)	$23,040
Other comprehensive income (loss) before reclassification	(22,897)	1,588	—	3,826	1,150	149	(16,184)
Amounts reclassified from accumulated other comprehensive income	1,595	(1,256)	—	(14)	—	—	325
Net current-period other comprehensive income (loss)	(21,302)	332	—	3,812	1,150	149	(15,859)
End of period	$89,060	$3,473	$(53,964)	$(14,709)	$(16,256)	$(423)	$7,181
The following table presents the pre-tax and the related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$2,334	$662	$2,454	$1,505
Income tax expense [2]	(817)	(232)	(859)	(527)
Net of taxes	1,517	430	1,595	978

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(1,925)	(107)	(1,932)	(269)
Income tax benefit [2]	674	37	676	94
Net of taxes	(1,251)	(70)	(1,256)	(175)

Reclassification adjustment related to DAC and VOBA [1]	(18)	(17)	(21)	(58)
Income tax benefit [2]	6	6	7	20
Net of taxes	(12)	(11)	(14)	(38)

Total pre-tax reclassifications	391	538	501	1,178
Total income tax expense	(137)	(189)	(176)	(413)
Total reclassification, net taxes	$254	$349	$325	$765
 1 (Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.
 2 (Increases) decreases income tax expense (benefit) on the Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended June 30, 2015 and 2014 was 10,707,363 and 10,967,910, respectively. The average number of shares outstanding for the six months ended June 30, 2015 and 2014 was 10,754,922 and 10,968,182, respectively. The number of shares outstanding at June 30, 2015 and December 31, 2014 was 10,634,001 and 10,825,205 respectively.
15. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Second quarter:	2015	$33,046	$13,576	$19,766	$(103)	$66,285
	2014	39,100	14,379	18,791	(102)	72,168
Six months:	2015	69,422	27,188	39,250	(207)	135,653
	2014	76,991	28,627	37,338	(203)	142,753

Net investment income:
Second quarter:	2015	37,312	89	2,805	—	40,206
	2014	38,410	135	2,806	—	41,351
Six months:	2015	74,202	200	5,496	—	79,898
	2014	76,056	260	5,726	—	82,042

Total benefits and expenses:
Second quarter:	2015	58,558	14,486	20,376	(103)	93,317
	2014	69,621	14,415	20,121	(102)	104,055
Six months:	2015	123,126	27,701	43,980	(207)	194,600
	2014	140,327	29,025	42,054	(203)	211,203

Net income:
Second quarter:	2015	9,868	(502)	1,533	—	10,899
	2014	7,529	97	999	—	8,625
Six months:	2015	17,200	(142)	619	—	17,677
	2014	13,425	(23)	895	—	14,297

[1]
Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees and agents were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.

16. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At June 30, 2015, the Company had purchase commitments to fund mortgage loans of $38.2 million.
Subsequent to June 30, 2015 the Company entered into commitments to fund additional mortgage loans of $16.5 million.
17. Contingent Liabilities
The Company and its subsidiaries are, from time to time, involved in litigation, both as a defendant and as a plaintiff. The life insurance industry, including the Company and its insurance subsidiaries, has been subject to an increase in litigation in recent

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
19. Subsequent Events
On July 23, 2015, the Company sold a real estate property for $20.3 million, resulting in a pre-tax gain of approximately $4.1 million.
On July 27, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 12, 2015 to stockholders of record on August 6, 2015.
On July 28, 2015, the Company filed an 8-K announcing that its Board of Directors has authorized, subject to stockholder approval, amendments to the Company's Articles of Incorporation that would effect a proposed reverse/forward stock split transaction. Further, the Company has suspended repurchasing shares on the open market until completion, withdrawal or termination of the proposed transaction.
The Company repurchased 25,167 shares of its common stock on the open market in July 2015 for $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the second quarters and six months ended June 30, 2015 and 2014 and the financial condition of the Company at June 30, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2014 Form 10-K, as amended.
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
State Regulation
The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. Financial statements are prepared and examined on a basis other than GAAP, namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred as of December 31, 2009 for Kansas City Life, Sunset Life, and Old American. There were no adjustments recommended to any of the insurance companies as a result of that examination. In addition, the State of Missouri is currently conducting a scheduled examination based upon the year ended December 31, 2014.
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

Consolidated Results of Operations
Summary of Results
The Company earned net income of $10.9 million in the second quarter of 2015 compared to $8.6 million in the second quarter of 2014. Net income per share was $1.01 in the second quarter of 2015 versus $0.78 in the same period in the prior year. Net income for the first six months of 2015 was $17.7 million compared to $14.3 million in the prior year. Net income per share for the first six months of 2015 was $1.64 versus $1.30 one year earlier.
The following table presents variances between the results for the second quarters and six months ended June 30, 2015 and 2014.

	Quarter Ended			Six Months Ended
	June 30			June 30
	2015	2014	Variance	2015	2014	Variance
Revenues:
Insurance and other revenues	$68,315	$74,511	$(6,196)	$139,463	$147,429	$(7,966)
Net investment income	40,206	41,351	(1,145)	79,898	82,042	(2,144)
Net realized investment gains	352	677	(325)	317	2,180	(1,863)
Benefits and expenses:
Policyholder benefits and interest credited to policyholder account balances	66,394	69,413	3,019	135,175	141,113	5,938
Amortization of deferred acquisition costs	1,958	12,529	10,571	10,342	21,357	11,015
Operating expenses	24,965	22,113	(2,852)	49,083	48,733	(350)
Income tax expense	4,657	3,859	(798)	7,401	6,151	(1,250)
Net income	$10,899	$8,625	$2,274	$17,677	$14,297	$3,380
Information on these items is presented below.
Sales
The Company's marketing plan for individual products focuses on three main aspects: providing financial security with respect to life insurance, the accumulation of long-term value, and future retirement income needs. The primary emphasis is on the growth of individual life insurance business, including new premiums for individual life products and new deposits for universal life and variable universal life products. These deposits can be recurring in nature, as policyholders can choose to make regular deposits into these products. However, policyholders can also choose to make one-time deposits. Consumer preferences and customer choices are very hard to predict and significantly influence life and annuity insurance purchases. These changing preferences and choices can result in large fluctuations period to period. The Company attempts to provide a varied portfolio of products that support consumer needs and is constantly assessing new products and opportunities. The Company also offers a portfolio of group products.
Sales of the Company's products are primarily made through the Company's existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. The Company also places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. In addition, the Company provides support to existing agents to help them stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. The Company also selectively utilizes third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique opportunities in the existing markets and to react quickly to take advantage of opportunities when they occur.
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
The Group Insurance segment primarily uses two marketing approaches. The first is to market business using Kansas City Life's internal sales representatives and an independent general agent and agent field force. This business is administered internally. The second is through selectively identified independent third-party arrangements that support this segment's marketing and product portfolio. Generally, business sold through these arrangements is administered by the third parties or through specifically identified reinsurance arrangements.
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
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$4,529	3%	$4,393	(1)%
Immediate annuities	5,825	(21)%	7,352	(34)%
Group life insurance	540	(39)%	880	10%
Group accident and health insurance	2,576	(32)%	3,770	4%
Total new premiums	13,470	(18)%	16,395	(18)%
Renewal premiums	40,424	3%	39,260	3%
Total premiums	53,894	(3)%	55,655	(4)%
Reinsurance ceded	(14,052)	(2)%	(14,321)	(3)%
Net premiums	$39,842	(4)%	$41,334	(5)%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$9,027	4%	$8,693	(1)%
Immediate annuities	12,121	(16)%	14,484	(57)%
Group life insurance	1,110	(37)%	1,755	18%
Group accident and health insurance	5,082	(35)%	7,877	16%
Total new premiums	27,340	(17)%	32,809	(35)%
Renewal premiums	80,640	3%	78,391	4%
Total premiums	107,980	(3)%	111,200	(12)%
Reinsurance ceded	(27,162)	(3)%	(28,079)	(1)%
Net premiums	$80,818	(3)%	$83,121	(15)%
Consolidated total premiums decreased $1.8 million or 3% in the second quarter of 2015 versus the prior year, as a $2.9 million decrease in total new premiums was partially offset by a $1.2 million increase in total renewal premiums.  The decrease in new premiums resulted from a $1.2 million decrease in new group accident and health premiums, principally in the dental line, as well as a $1.5 million decrease in new immediate annuity premiums. The increase in renewal premiums was largely due to a $0.7 million increase in renewal traditional life premiums, principally from the Old American segment. In addition, group life and group accident health renewal premiums increased versus the prior year.
Consolidated total premiums decreased $3.2 million or 3% in the first six months of 2015 versus the prior year, as a $5.5 million decrease in total new premiums was partially offset by a $2.2 million increase in total renewal premiums.  The decrease in new premiums resulted from a $2.4 million decrease in new immediate annuity premiums and a $2.8 million decline in new group accident and health premiums, principally in the dental and disability lines. The increase in renewal premiums reflected a $1.3 million increase in traditional life renewal premiums, principally from the Old American segment. In addition, renewal premiums in both the group life and group accident health product lines increased $0.5 million versus the prior year.

The following tables reconcile deposits with the Consolidated Statements of Cash Flows and provide detail by new and renewal deposits. New deposits are also detailed by product.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$3,042	10%	$2,754	(40)%
Variable universal life insurance	73	(53)%	154	(73)%
Fixed annuities	11,481	(17)%	13,851	7%
Variable annuities	5,102	(52)%	10,711	62%
Total new deposits	19,698	(28)%	27,470	11%
Renewal deposits	38,621	(10)%	42,786	7%
Total deposits	$58,319	(17)%	$70,256	9%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$7,284	28%	$5,685	(43)%
Variable universal life insurance	165	(68)%	512	(55)%
Fixed annuities	20,332	(20)%	25,554	18%
Variable annuities	9,946	(46)%	18,257	90%
Total new deposits	37,727	(25)%	50,008	18%
Renewal deposits	76,306	(4)%	79,845	8%
Total deposits	$114,033	(12)%	$129,853	11%
Total new deposits declined $7.8 million or 28% in the second quarter of 2015 compared with the second quarter of 2014. This decline resulted from a $2.4 million decrease in new fixed annuity deposits and a $5.6 million decrease in new variable annuity deposits. Partially offsetting these declines, new universal life deposits increased $0.3 million or 10%. Total renewal deposits decreased $4.2 million or 10% in the second quarter of 2015 versus the prior year, reflecting a $4.3 million decrease in fixed annuity renewal deposits. Based upon changes in financial conditions, alternative and competitive products, and consumer preferences, universal life and fixed annuity deposits can have sizeable fluctuations period-to-period.
Total new deposits declined $12.3 million or 25% in the first six months of 2015 compared with the prior year. This decline resulted from a $5.2 million decrease in new fixed annuity deposits and an $8.3 million decrease in new variable annuity deposits. Partially offsetting these was a $1.6 million increase in new universal life deposits. Total renewal deposits decreased $3.5 million or 4% in the first six months of 2015 compared with the prior year, as an increase in universal life renewal deposits was offset by a decrease in variable universal life and fixed annuity renewal deposits.
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
Total contract charges decreased $4.4 million or 14% in the second quarter of 2015 and $4.8 million or 8% in the first six months of 2015, compared to the same periods in the prior year. These declines largely reflected lower amortization of deferred revenue, primarily resulting from unlocking effects on the deferred revenue liability. An unlocking adjustment decreased the amortization of deferred revenue $2.3 million during the second quarter of 2015, which compares to an unlocking adjustment that increased deferred revenue amortization $1.8 million during the second quarter of 2014. A component of contract charges results from charges on surrendered policies. Surrendered policies on policyholder account balances decreased in both the second quarter and six months, resulting in reduced contract charges.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and entities that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to achieve long-term profit streams. Total contract charges on closed blocks equaled 45% and 41% of total consolidated contract charges in the second quarters of 2015 and 2014, and 44% and 42% in the first six months of 2015 and 2014, respectively. The increases in 2015 reflected the unlocking effects mentioned above, which decreased contract charges on open, or ongoing, blocks of business. Total contract charges on closed blocks decreased 5% in the second quarter and 3% in the first six months of 2015 compared to the prior year, reflecting the runoff of the business as well as reduced surrender charges on acquired variable universal life and variable annuity products. Total contract charges on open, or ongoing, blocks of business decreased 21% in the second quarter and 12% in the first six months of 2015 compared to the same periods in 2014. These changes largely reflected the lower amortization of deferred revenue resulting from unlocking effects on the deferred revenue liability.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $0.4 million or 1% in the second quarter and $0.9 million or 1% in the first six months of 2015 compared with the same periods in 2014. These declines primarily reflected lower average invested assets and lower overall yields earned and available on certain investments. In addition, investment expenses rose $0.8 million or 26% in the second quarter and $1.3 million or 21% in the first six months compared to the prior year, primarily due to an increase in real estate expenses from real estate purchases made during 2014.
Fixed maturity securities provided a majority of the Company's investment income during the second quarter and six months ended June 30, 2015. Income on these investments declined $0.8 million or 3% in the second quarter and $1.3 million or 2% in the first six months of 2015 compared to one year earlier, as an increase in average invested assets was more than offset by lower yields earned.
Investment income from commercial mortgage loans decreased $1.1 million or 12% in the first quarter and $2.6 million or 14% in the first six months of 2015 compared to the prior year. These declines were primarily due to a lower average mortgage loan portfolio balance and lower yields earned on new loans compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations.
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
The Company recorded a net realized investment gain of $0.4 million in the second quarter of 2015, compared with a net realized investment gain of $0.7 million in the second quarter of 2014. During the second quarter of 2015, the Company recorded $2.4 million in gains, largely from the sale of certain securities and from certain securities being called. Net realized investment gains for the first six months totaled $0.3 million in 2015 compared to $2.2 million in 2014. Gains due to investment securities called and other were $2.6 million in 2015 and $1.7 million in 2014. Partially offsetting these gains, investment losses of $1.9 million and $0.3 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired in the first six months of 2015 and 2014, respectively.
The Company's analysis of securities for the second quarter ended June 30, 2015 resulted in the determination that one fixed maturity security had an other-than-temporary impairment of $1.6 million. This issuer is in the oil exploration and drilling industry and has announced a restructuring plan. In addition, the Company had a collateralized debt obligation and two mortgage-backed securities with other-than-temporary impairments totaling less than $0.4 million in the second quarter. The total fair value of the affected securities after the write-downs was $14.1 million.
Other Revenues
Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; and certain income received from subsidiaries of the Company. Other revenues decreased $0.3 million or 13% in the second quarter and $0.9 million or 19% in the first six months of 2015 compared to the same periods in the prior year. The decline in other revenues during 2015 reflects the revenue decrease from the divestiture of certain non-proprietary agent relationships related to Sunset Financial Services in the fourth quarter of 2014. In addition, lower revenue was earned by the Company's subsidiary that invests in affordable housing real estate, due to lower amounts of tax credits transferred or sold in 2015 compared to 2014.

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
Policyholder benefits decreased $2.3 million or 5% in the second quarter of 2015 compared to the same period one year earlier. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $2.0 million decrease in benefit and contract reserves. Also contributing to the reserve change was a decrease in immediate annuity premiums. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis.
Policyholder benefits decreased $4.8 million or 5% in the first six months of 2015 compared to the same period one year earlier. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $4.6 million decrease in benefit and contract reserves. Approximately $1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in immediate annuity premiums. Partially offsetting these declines, death benefits, net of reinsurance, increased in the first six months of 2015, reflecting increased death benefits at the Old American segment, in part due to growth in sales and business retention.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. For the six months ended June 30, 2015, the fair value of the liability decreased $3.5 million compared to the fair value at December 31, 2014. This fluctuation can be primarily attributed to increases in risk-free swap rates and the movement of variable annuity investments into funds managed with the objective of lower volatility.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.7 million or 3% in the second quarter and $1.2 million or 3% in the first six months of 2015 compared with the same periods one year earlier. This decline was due to lower average crediting rates as well as a decrease in policyholder account balances compared to one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs decreased $10.6 million or 84% in the second quarter and $11.0 million or 52% in the first six months of 2015 compared to the same periods in the prior year. These declines were largely due to an unlocking adjustment that decreased DAC amortization $6.4 million in the second quarter and six months of 2015, compared to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and six months of 2014. The unlocking in 2015 was associated with favorable adjustments for mortality and expenses, partially offset by adjustments related to interest rates. The unlocking in 2014 was associated with adjustments related to interest rates that were mostly offset by adjustments for mortality.
Unlocking and Refinements in Estimates
At least annually, a review is performed of the models and the assumptions used to develop expected gross profits for interest sensitive and variable insurance products based upon management’s current view of future events. The Company may also consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system enhancements.

The following tables summarize the effects of the refinements in estimates on all products and unlocking of assumptions on interest sensitive products in the Consolidated Statements of Comprehensive Income.

	DAC	VOBA	DRL	Total
June 30, 2015
Unlocking	$6,380	$(862)	$(2,344)	$3,174
Refinement in estimate	—	—	—	—
	$6,380	$(862)	$(2,344)	$3,174

	DAC	VOBA	DRL	Total
June 30, 2014
Unlocking	$(1,723)	$1,486	$1,764	$1,527
Refinement in estimate	(1,566)	—	—	(1,566)
	$(3,289)	$1,486	$1,764	$(39)
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the successful acquisition of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses increased $2.9 million or 13% in the second quarter of 2015 compared to the same period one year earlier. This increase largely reflected higher VOBA amortization, as discussed below, and higher employee salary and benefit costs. Operating expenses increased $0.4 million or 1% in the first six months of 2015, primarily due to increases in VOBA amortization, as discussed below, and salary and employee benefit costs. Partially offsetting these were lower commissions and increased capitalized expenses. In addition, consulting fees decreased, as the prior year results included administrative conversion costs associated with the reinsurance transaction on variable products.
VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made to the current period VOBA amortization. The amortization of VOBA increased $2.3 million in the second quarter and $1.9 million in the first six months of 2015 compared to the prior year. The increase in both periods was largely due to an unlocking adjustment, which increased VOBA amortization $0.9 million in both the second quarter and first six months of 2015. This compares to an unlocking adjustment that decreased VOBA amortization $1.5 million in the same periods one year earlier. The unlocking in both 2015 and 2014 was associated with interest and expense margins.
Income Taxes
The second quarter income tax expense was $4.7 million or 30% of income before tax for 2015, versus $3.9 million or 31% of income before tax for the prior year period. The income tax expense for the six months ended June 30, 2015 was $7.4 million or 30% of income before tax, versus $6.2 million or 30% of income before tax for the prior year.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the second quarters of 2015 and 2014, primarily due to permanent differences, including the dividends-received deduction, and investments in affordable housing tax credits. Permanent differences resulted in a benefit of approximately 2% of income before tax in the second quarter of 2015, versus a benefit of approximately 1% of income before tax in the second quarter of 2014. Investments in affordable housing resulted in a benefit of approximately 3% of income before tax in the second quarters of 2015 and 2014.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the six months ended June 30, 2015 and 2014. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 2% of income before tax for the six months ended June 30, 2015. This compares to a benefit of approximately 1% of income before tax for the six months ended June 30, 2014. Investments in affordable housing resulted in a benefit of approximately 3% of income before tax for the six months ended June 30, 2015, versus a benefit of approximately 4% of income before tax for the six months ended June 30, 2014.

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
Individual Insurance
The following table presents financial data of the Individual Insurance business segment.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$6,603	$8,266	$14,587	$17,359
Contract charges	26,443	30,834	54,835	59,632
Total insurance revenues	33,046	39,100	69,422	76,991
Investment revenues:
Net investment income	37,312	38,410	74,202	76,056
Net realized investment gains, excluding other-than-temporary impairment losses	2,119	684	2,063	2,142
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(1,770)	(243)	(1,770)	(456)
Portion of impairment losses recognized in other comprehensive income (loss)	(154)	136	(160)	188
Net other-than-temporary impairment losses recognized in earnings	(1,924)	(107)	(1,930)	(268)
Total investment revenues	37,507	38,987	74,335	77,930
Other revenues	1,982	2,294	3,715	4,557
Total revenues	72,535	80,381	147,472	159,478

Policyholder benefits	25,574	29,608	53,150	60,327
Interest credited to policyholder account balances	18,590	19,260	37,029	38,206
Amortization of deferred acquisition costs	(1,193)	8,251	2,867	12,966
Operating expenses	15,587	12,502	30,080	28,828
Total benefits and expenses	58,558	69,621	123,126	140,327

Income before income tax expense	13,977	10,760	24,346	19,151

Income tax expense	4,109	3,231	7,146	5,726

Net income	$9,868	$7,529	$17,200	$13,425
The net income for this segment in the second quarter of 2015 was $9.9 million compared to $7.5 million in the second quarter of 2014. Factors contributing to this improvement were decreases in policyholder benefits, interest credited to policyholder account balances, and amortization of deferred acquisition costs. Partially offsetting these were decreases in insurance revenues and net investment income, along with lower net realized investment gains and higher operating expenses.

The net income for this segment was $17.2 million in the first six months of 2015 compared to $13.4 million in the same period in 2014. The increase in the current year reflected decreases in policyholder benefits, interest credited to policyholder account balances, and amortization of deferred acquisition costs. Partially offsetting these were decreases in insurance revenues, net investment income, and other revenues, along with lower net realized investment gains and higher operating expenses.
Total insurance revenues decreased $6.1 million in the second quarter of 2015, reflecting a $1.7 million or 20% decrease in net premiums and a $4.4 million or 14% decrease in contract charges. Total insurance revenues decreased $7.6 million in the first six months of 2015, reflecting a $2.8 million or 16% decrease in net premiums and a $4.8 million or 8% decrease in contract charges.
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$1,020	(17)%	$1,229	2%
Immediate annuities	5,825	(21)%	7,352	(34)%
Total new premiums	6,845	(20)%	8,581	(31)%
Renewal premiums	10,682	1%	10,598	2%
Total premiums	17,527	(9)%	19,179	(16)%
Reinsurance ceded	(10,924)	—%	(10,913)	3%
Net premiums	$6,603	(20)%	$8,266	(32)%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$2,105	(15)%	$2,464	5%
Immediate annuities	12,121	(16)%	14,484	(57)%
Total new premiums	14,226	(16)%	16,948	(53)%
Renewal premiums	21,415	1%	21,202	1%
Total premiums	35,641	(7)%	38,150	(33)%
Reinsurance ceded	(21,054)	1%	(20,791)	1%
Net premiums	$14,587	(16)%	$17,359	(52)%
Total new premiums for this segment decreased $1.7 million or 20% and total renewal premiums increased $0.1 million or 1% in the second quarter of 2015 compared to the same period one year earlier. The decrease in new premiums resulted from a $1.5 million or 21% decrease in immediate annuity premiums. The increase in renewal premiums was due to improved traditional life premiums.
Total new premiums for this segment decreased $2.7 million or 16% and total renewal premiums increased $0.2 million or 1% in the first six months of 2015 compared to the prior year. The decrease in new premiums reflected a $2.4 million or 16% decrease in immediate annuity premiums and a $0.4 million or 15% decrease in traditional life premiums. The increase in renewal premiums was due to improved traditional life renewal premiums.

The following tables provide detail by new and renewal deposits. New deposits are also detailed by product.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$3,042	10%	$2,754	(40)%
Variable universal life insurance	73	(53)%	154	(73)%
Fixed annuities	11,481	(17)%	13,851	7%
Variable annuities	5,102	(52)%	10,711	62%
Total new deposits	19,698	(28)%	27,470	11%
Renewal deposits	38,621	(10)%	42,786	7%
Total deposits	$58,319	(17)%	$70,256	9%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$7,284	28%	$5,685	(43)%
Variable universal life insurance	165	(68)%	512	(55)%
Fixed annuities	20,332	(20)%	25,554	18%
Variable annuities	9,946	(46)%	18,257	90%
Total new deposits	37,727	(25)%	50,008	18%
Renewal deposits	76,306	(4)%	79,845	8%
Total deposits	$114,033	(12)%	$129,853	11%
Total new deposits decreased $7.8 million or 28% in the second quarter of 2015 compared to the previous year, resulting from a $2.4 million decline in new fixed annuity deposits and a $5.6 million decline in new variable annuity deposits. Total renewal deposits declined $4.2 million or 10% in the second quarter of 2015, reflecting a decrease in renewal fixed annuity deposits.
Total new deposits decreased $12.3 million or 25% in the first six months of 2015 compared to the previous year, resulting from a $5.2 million decline in new fixed annuity deposits and an $8.3 million decline in new variable annuity deposits. Total renewal deposits declined $3.5 million or 4% in the first six months of 2015, due to a decrease in fixed annuity renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total contract charges on all blocks of business declined $4.4 million or 14% in the second quarter and $4.8 million or 8% in the first six months of 2015 compared to the same periods one year earlier. These declines were primarily due to lower amortization of deferred revenue. An unlocking adjustment decreased the amortization of deferred revenue $2.3 million during the second quarter of 2015 compared to an unlocking adjustment that increased deferred revenue amortization $1.8 million during the second quarter of 2014. In addition, contract charges decreased due to lower surrenders on policyholder account balances in both the second quarter and six months.
Total contract charges on closed blocks declined 5% in the second quarter and 3% in the first six months of 2015 compared to the same periods in 2014. This decline reflects the general runoff of the closed blocks of business as well as reduced surrender charges on acquired variable universal life and variable annuity products. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 21% in the second quarter and 12% in the first six months of 2015. These changes largely reflected the lower amortization of deferred revenue resulting from unlocking effects on the deferred revenue liability.
Gross investment income decreased $0.3 million or 1% in the second quarter and $0.6 million or 1% in the first six months of 2015 compared to the same periods in the prior year. These declines primarily reflected lower average invested assets and lower overall yields earned and available on certain investments. In addition, investment expenses rose $0.8 million or 26% in the second quarter and $1.3 million or 21% in the first six months compared to the prior year, primarily due to an increase in real estate expenses from real estate purchases made in 2014.
Policyholder benefits decreased $4.0 million or 14% in the second quarter of 2015 compared to the prior year. This decline reflected decreases in death benefits, net of reinsurance, and benefit and contract reserves. Contributing to the decline in benefit and contract reserves was a change in the fair value of the GMWB rider that resulted in a $2.0 million decrease in benefit and contract reserves. Also contributing to the reserve change was a decrease in immediate annuity premiums.
Policyholder benefits decreased $7.2 million or 12% in the first six months compared to the prior year. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $4.6 million decrease in benefit and contract reserves. Approximately $1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in immediate annuity premiums. Partially offsetting these declines, death benefits, net of reinsurance, increased in the first six months of 2015, largely due to less favorable mortality experience.
Interest credited to policyholder account balances decreased $0.7 million or 3% in the second quarter and $1.2 million or 3% in the first six months of 2015 compared to one year earlier. These declines were due to lower average crediting rates, as well as a decrease in total policyholder account balances.
The amortization of DAC decreased $9.4 million in the second quarter and $10.1 million in the first six months of 2015 compared to the prior year. These declines were largely due to an unlocking adjustment that decreased DAC amortization $6.4 million in the second quarter and six months of 2015, compared to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter and six months of 2014. The unlocking in 2015 was associated with favorable adjustments for mortality and persistency, partially offset by adjustments related to interest rates. The unlocking in 2014 was associated with adjustments related to interest rates that were mostly offset by adjustments for mortality.
Operating expenses increased $3.1 million or 25% in the second quarter and $1.3 million or 4% in the first six months of 2015 compared with one year earlier. The increases in both periods largely reflected higher VOBA amortization, as discussed below, and higher employee salary and benefit costs. In addition, consulting fees decreased in the six months, as the prior year results included administrative conversion costs associated with the reinsurance transaction on variable products.
VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA increased $2.3 million in the second quarter and $1.9 million in the first six months of 2015 compared to the prior year. The increase in both periods was largely due to an unlocking adjustment, which increased VOBA amortization $0.9 million in both the second quarter and first six months of 2015. This compares to an unlocking adjustment that decreased VOBA amortization $1.5 million in the same periods one year earlier.

Group Insurance
The following table presents financial data of the Group Insurance business segment.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$13,576	$14,379	$27,188	$28,627
Total insurance revenues	13,576	14,379	27,188	28,627
Investment revenues:
Net investment income	89	135	200	260
Other revenues	47	49	94	102
Total revenues	13,712	14,563	27,482	28,989

Policyholder benefits	8,693	8,460	16,279	16,999
Operating expenses	5,793	5,955	11,422	12,026
Total benefits and expenses	14,486	14,415	27,701	29,025

Income (loss) before income tax expense (benefit)	(774)	148	(219)	(36)

Income tax expense (benefit)	(272)	51	(77)	(13)

Net income (loss)	$(502)	$97	$(142)	$(23)
This segment had a net loss of $0.5 million in the second quarter of 2015, compared to net income of $0.1 million in the second quarter of 2014. The loss is a result of decreases in net premiums, coupled with an increase in policyholder benefits.
This segment had a net loss of $0.1 million for the first six months of 2015, which was a decrease of $0.1 million compared with prior year. Net premiums decreased $1.4 million for the first six months of 2015. Partially offsetting this decrease, policyholder benefits decreased $0.7 million and operating expenses decreased $0.6 million.
Sales from internal sales representatives through independent general agents and agents accounted for approximately 74% of this segment's total premiums during the second quarter and first six months of 2015, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New premiums:
Group life insurance	$540	(39)%	$879	9%
Group dental insurance	1,365	(40)%	2,275	22%
Group disability insurance	1,211	(19)%	1,496	(14)%
Total new premiums	3,116	(33)%	4,650	5%
Renewal premiums	13,246	4%	12,741	4%
Total premiums	16,362	(6)%	17,391	4%
Reinsurance ceded	(2,786)	(8)%	(3,012)	(18)%
Net premiums	$13,576	(6)%	$14,379	10%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New premiums:
Group life insurance	$1,110	(37)%	$1,759	18%
Group dental insurance	2,797	(42)%	4,833	36%
Group disability insurance	2,285	(25)%	3,040	(5)%
Total new premiums	6,192	(36)%	9,632	17%
Renewal premiums	26,483	4%	25,457	6%
Total premiums	32,675	(7)%	35,089	8%
Reinsurance ceded	(5,487)	(15)%	(6,462)	(5)%
Net premiums	$27,188	(5)%	$28,627	12%
New group direct premiums decreased $1.5 million or 33% in the second quarter of 2015 compared with the same period in 2014. This decrease was principally from group life and dental premiums, which decreased $0.3 million or 39% and $0.9 million or 40%, respectively, versus the second quarter of 2014. Group disability products also experienced decreases in the second quarter of 2015. New group direct premiums decreased $3.4 million or 36% for the first six months of 2015, compared to the same period one year earlier. This decrease was largely from the dental product, which had a $2.0 million or 42% decrease versus the prior year. The short-term disability product and the group life product also experienced decreases in the first half of 2015. Dental sales are being impacted by the uncertainty that exists for employers concerning the costs, legal requirements, and complexities associated with Affordable Care Act compliance. As a result, many employers have been reluctant to engage in new plans or modify existing benefits for employees.
Renewal premiums increased $0.5 million or 4% in the second quarter of 2015 versus the same quarter of 2014, reflecting a $0.5 million or 7% increase in group dental premiums. The increase in dental premiums was the result of improved retention on existing business. Group life renewal premiums for the second quarter of 2015 increased $0.2 million or 9% versus the same period one year earlier. These improvements were offset by a $0.2 million or 11% decline in short-term disability premiums.
Renewal premiums for the first half of 2015 for this segment increased $1.0 million or 4% versus the same period one year earlier. Group dental renewal premiums increased $1.3 million or 11% and group life premiums also increased $0.5 million or 9% for the first six months, while the short-term disability premiums declined $0.9 million or 19% during this period. The increase in dental premiums was the result of improved retention on existing business.
This segment uses targeted reinsurance in its life and disability product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. Reinsurance ceded premiums decreased $0.2 million for the second quarter and $1.0 million for the first six months of 2015 compared with the same respective periods in 2014.
Total policyholder benefits for this segment consist of claim payments and increases or decreases in reserves for future policy benefits. Total policyholder benefits, net of reinsurance, for this segment increased $0.2 million or 3% in the second quarter of 2015 compared with the same period in 2014. This resulted from a $0.4 million or 26% increase in group life benefits. Partially offsetting this was a $0.2 million or 3% decrease in group dental benefits. Total policyholder benefits, net of reinsurance, decreased $0.7 million or 4% for the first six months of 2015 compared with prior year. This decrease was largely from the group dental product, where benefit costs decreased $0.8 million or 7% compared with the prior year.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total group insurance revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. Generally, within each product line, a lower ratio reflects improved results. This ratio was 64% for the second quarter of 2015 compared to 59% for the second quarter of 2014. The ratio was 60% for the first six months of 2015 compared to 59% in the same period one year earlier. The increase in this ratio in the second quarter was most notable in the short-term disability, life, and dental product lines. The increase in this ratio in the six months was most notable in the short-term disability and life product lines.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's internal operations. Operating expenses for this segment decreased $0.2 million or 3% in the second quarter and $0.6 million or 5% for the six months of 2015 compared with the same periods in the prior year. These results primarily reflect decreased commissions, resulting from lower sales volume, but were partially offset by increases in third-party administration charges and administrative expenses from internal operations.

Old American
The following table presents financial data of the Old American business segment.

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$19,766	$18,791	$39,250	$37,338
Total insurance revenues	19,766	18,791	39,250	37,338
Investment revenues:
Net investment income	2,805	2,806	5,496	5,726
Net realized investment gains, excluding other-than-temporary impairment losses	158	100	186	307
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	—	—	—
Portion of impairment losses recognized in other comprehensive income (loss)	(1)	—	(2)	(1)
Net other-than-temporary impairment losses recognized in earnings	(1)	—	(2)	(1)
Total investment revenues	2,962	2,906	5,680	6,032
Other revenues	1	—	1	17
Total revenues	22,729	21,697	44,931	43,387

Policyholder benefits	13,537	12,085	28,717	25,581
Amortization of deferred acquisition costs	3,151	4,278	7,475	8,391
Operating expenses	3,688	3,758	7,788	8,082
Total benefits and expenses	20,376	20,121	43,980	42,054

Income before income tax expense	2,353	1,576	951	1,333

Income tax expense	820	577	332	438

Net income	$1,533	$999	$619	$895
Net income for the Old American segment was $1.5 million in the second quarter of 2015, compared with net income of $1.0 million in the prior year's second quarter. Total insurance revenues increased $1.0 million compared with the prior year but were offset by a $1.5 million increase in policyholder benefits. Total investment revenue increased slightly, while amortization of deferred acquisition costs decreased $1.1 million and operating expenses decreased $0.1 million.
Net income for this segment for the first six months of 2015 was $0.6 million, which was a decrease of $0.3 million compared with the prior year. Policyholder benefits increased $3.1 million for the first six months. Partially offsetting this increase, life insurance premiums increased $1.8 million, amortization of deferred acquisition costs decreased $0.9 million and operating expenses decreased $0.3 million.
The following tables present gross premiums by new and renewal business, less reinsurance ceded.

	Quarter Ended June 30
	2015	% Change	2014	% Change
New individual life premiums	$3,509	11%	$3,165	(2)%
Renewal premiums	16,599	4%	16,022	4%
Total premiums	20,108	5%	19,187	3%
Reinsurance ceded	(342)	(14)%	(396)	(14)%
Net premiums	$19,766	5%	$18,791	3%

	Six Months Ended June 30
	2015	% Change	2014	% Change
New individual life premiums	$6,922	11%	$6,225	(3)%
Renewal premiums	32,949	3%	31,939	4%
Total premiums	39,871	4%	38,164	2%
Reinsurance ceded	(621)	(25)%	(826)	(12)%
Net premiums	$39,250	5%	$37,338	3%
Total new premiums decreased $0.3 million or 11% in the second quarter of 2015, while total renewal premiums increased $0.6 million or 4% compared to the same period one year earlier. Total new premiums increased $0.7 million or 11% in the first six months of 2015, while total renewal premiums increased $1.0 million or 3%. This segment continues to have favorable experience with its renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
Net investment income remained flat in the second quarter and decreased $0.2 million or 4% in the first six months of 2015 versus the same periods in the prior year. While average invested assets increased, lower overall yields earned and available on certain investments exceeded the growth in invested assets. In addition, net realized investment gains increased $0.1 million in the second quarter and decreased $0.1 million in first six months of 2015 versus the same periods in 2014.
Policyholder benefits increased $1.5 million in the second quarter and $3.1 million in the first six months versus the same periods in the prior year. These increases were largely due to an increase in net death benefits of $0.8 million in the second quarter and $2.5 million in the first six months of 2015 compared with the same periods one year earlier, in part due to growth in sales and business retention. In addition, there were increases in reserves of $0.8 million in the second quarter and $0.6 million in the first six months compared to the prior year. These increases in reserves resulted from growth in business over the past several years and favorable retention of business.
The amortization of DAC decreased $1.1 million or 26% in the second quarter and $0.9 million or 11% in the first six months of 2015 compared with the same periods one year earlier. These decreases are largely due to changes in expense assumptions on new business.
Operating expenses remained essentially flat during the second quarter and declined $0.3 million in the first six months of 2015 compared with the same periods one year earlier. The decrease in the six months was primarily the result of reduced agent meeting costs.

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
The fair value of fixed maturity and equity securities with unrealized losses was $491.8 million at June 30, 2015, compared with $297.3 million at December 31, 2014. The increase primarily reflected the increase in interest rates during the first half of 2015. At June 30, 2015, 95% of security investments with an unrealized loss were investment grade and accounted for 94% of the total unrealized losses. At December 31, 2014, 94% of securities with an unrealized loss were investment grade and accounted for 82% of the total unrealized losses. At June 30, 2015, the Company had gross unrealized losses on fixed maturity and equity securities of $14.6 million that were offset by $156.9 million in gross unrealized gains. At December 31, 2014, the Company had $11.8 million in gross unrealized losses on fixed maturity and equity securities, offset by $186.4 million in gross unrealized gains. At June 30, 2015, 82% of the fixed maturity and equity securities portfolio had unrealized gains, a decrease from 89% at December 31, 2014. The decrease in unrealized gains at June 30, 2015 largely reflects an overall increase in interest rates during the first half of 2015. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $9.1 million or 63% of total unrealized losses and 83% of the value of the securities in a gross unrealized loss position at June 30, 2015. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $8.9 million at December 31, 2014 to $5.4 million at June 30, 2015.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at June 30, 2015 and should be considered in conjunction with information in Note 4.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$497,002	$482,804	$14,198
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	497,002	482,804	14,198
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	634	274
Total investment grade	908	634	274
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	634	274
Subtotal	497,910	483,438	14,472

Securities owned with realized impairment:
Unrealized losses of 10% or less	8,326	8,240	86
Unrealized losses of 20% or less and greater than 10%	110	89	21
Subtotal	8,436	8,329	107
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total investment grade	—	—	—
Below investment grade:
Less than twelve months	1	—	1
Twelve months or greater	—	—	—
Total below investment grade	1	—	1
Unrealized losses greater than 20%	1	—	1
Subtotal	8,437	8,329	108
Total	$506,347	$491,767	$14,580

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
The three categories of investments with the largest amount of unrealized losses at June 30, 2015 were from the industrial sector, the energy sector, and other securities. The unrealized losses in the industrial and energy sectors primarily relate to changes in interest rates and market spreads subsequent to purchase. The other securities category is largely composed of asset-backed securities. The Company performs present value calculations of future cash flow projections for many of the asset-backed securities to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as described in Note 4. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at June 30, 2015.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$16,908	4%	$263	2%
AA	82,990	17%	2,781	19%
A	139,346	29%	3,088	22%
BBB	216,638	45%	7,189	51%
Total investment grade	455,882	95%	13,321	94%
BB	14,250	3%	750	5%
B and below	9,823	2%	122	1%
Total below investment grade	24,073	5%	872	6%
	$479,955	100%	$14,193	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 40% of the below investment grade total at June 30, 2015 and December 31, 2014.
The Company does not consider these unrealized losses to be credit-related. The unrealized losses at June 30, 2015 primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities include residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 22 non-U.S. agency mortgage-backed securities that were determined to have such indications at both June 30, 2015 and December 31, 2014. A discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant or grade down over time, reflecting the Company's estimate of stabilized collateral performance in the future for such securities.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	June 30, 2015
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	68%	8.0%	16.0%
2005	3.8%	11.3%	30%	69%	6.0%	20.0%
2006	6.4%	8.8%	35%	85%	8.0%	16.0%
2007	10.3%	10.3%	61%	61%	8.0%	8.0%

	December 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Less than 1% of the Company's total investments were in these types of investments at June 30, 2015 and December 31, 2014.
The Company also monitors structured securities through a combination of an analysis of vintage, credit ratings, and other factors. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, and other collateralized obligations.

The following tables divide these investment types among vintage and credit ratings.

	June 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$4,975	$4,781	$194
2004	5,998	5,739	259
Total investment grade	10,973	10,520	453
Below Investment Grade:
Vintage 2003 and earlier	2,267	2,167	100
2004	26,601	25,432	1,169
2005	50,617	48,685	1,932
2006	2,454	1,375	1,079
2007	3,105	2,909	196
Total below investment grade	85,044	80,568	4,476
Other structured securities:
Investment grade	60,172	60,294	(122)
Below investment grade	14,866	15,666	(800)
Total other	75,038	75,960	(922)
Total structured securities	$171,055	$167,048	$4,007
1 This table accounts for all vintages owned by the Company.

	December 31, 2014
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.
Total net unrealized gains on investments in non-U.S. Agency structured securities totaled $4.0 million at June 30, 2015, compared to a net unrealized gain of $4.3 million at December 31, 2014. Total net unrealized gains on these securities as a percent of total amortized cost totaled 2% at June 30, 2015.

The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at June 30, 2015 had a fair value of $93.7 million with net unrealized gains of $5.1 million, which compares to the December 31, 2014 fair value of $105.3 million and net unrealized gains of $4.8 million. The identification of additional information or further deteriorations could result in additional impairments in future periods.
The Company evaluated the current status of all investments previously written down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first six months of 2015 or 2014.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 8% in bond securities from foreign issuers at June 30, 2015. Approximately 63% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at June 30, 2015. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at June 30, 2015 was $267.3 million with a net unrealized gain of $6.1 million. This compares to a fair value of $266.6 million with a net unrealized gain of $9.3 million at December 31, 2014.
The Company did not have any material direct exposure to financial guarantors at June 30, 2015 or December 31, 2014. The Company's indirect exposure to financial guarantors totaled $24.3 million, which was 1% of the Company's investment assets at June 30, 2015. The unrealized gain on these investments totaled $2.8 million at June 30, 2015. The Company's indirect exposure to financial guarantors at December 31, 2014 totaled $24.8 million, which was 1% of the Company's total investments. Total net unrealized gains on these investments totaled $2.9 million at December 31, 2014.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 15% of total investments at both June 30, 2015 and December 31, 2014. Real estate investments were 5% of total investments at both June 30, 2015 and December 31, 2014. Policy loans and short-term investments comprised 3% of total invested assets at both June 30, 2015 and December 31, 2014.
Investments in mortgage loans totaled $550.7 million at June 30, 2015 and $541.2 million at December 31, 2014. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.0 million at June 30, 2015 and $1.9 million at December 31, 2014. The Company evaluates the macro-environmental risk on an ongoing basis using multiple considerations. For additional information on the Company’s mortgage loan portfolio, please see Note 4.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2014 Form 10-K, as amended, remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2014.
Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2015. The primary sources of cash from operating activities in the first six months of 2015 were premium receipts and net investment income. The primary uses of cash from operating activities in the first six months of 2015 were for the payment of policyholder benefits and operating expenses. Net cash used in investing activities was $5.3 million, driven mainly by purchases of investments totaling $213.3 million. The purchases were mostly offset by sales, maturities, calls, and principal paydowns of investments totaling $192.8 million and net sales of short-term investments of $15.6 million. Net cash used in financing activities was $8.5 million, primarily due to a net change in treasury stock of $8.7 million and the payment of stockholder dividends of $5.8 million. Partially offsetting these were net transfers from separate accounts of $4.6 million and a change in other deposits of $4.0 million.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At June 30, 2015 and December 31, 2014, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2016. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	June 30	December 31
	2015	2014
Total assets, excluding separate accounts	$4,134,921	$4,165,366
Total stockholders' equity	730,085	742,759
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both June 30, 2015 and December 31, 2014. Stockholders' equity decreased $12.7 million from year-end 2014. The decrease was largely due to other comprehensive loss, primarily resulting from a decrease in net unrealized gains on securities. This was partially offset by an increase in retained earnings due to net income.
The stock repurchase program was extended by the Board of Directors through January 2016 to permit the purchase of up to one million of the Company's shares on the open market. During the first six months of 2015, the Company purchased 190,381 shares under the stock repurchase program, which contributed to reduced total stockholders' equity in the amount of $8.7 million. During the first six months of 2014, the Company did not purchase any shares under the stock repurchase program.
During the six months ended June 30, 2015, the Company purchased 353 shares and sold 270 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 22,980 shares of the Company's stock at June 30, 2015.
On July 27, 2015, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid August 12, 2015 to stockholders of record as of August 6, 2015. Total stockholder dividends paid were $5.8 million and $5.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
In June 2015, the A.M. Best Company, an independent rating agency, reviewed the financial strength rating and outlook of Kansas City Life, Sunset Life, and Old American.  A. M. Best reaffirmed the “Stable” outlooks and financial strength ratings of A (Excellent) for Kansas City Life and A- (Excellent) for both Sunset Life and Old American.

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

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/15 - 1/31/15	9,119	[1]	$47.77	9,119	990,881
	353	[2]	48.03

2/1/15 - 2/28/15	—	[1]	—	—	990,881
	—	[2]	—

3/1/15 - 3/31/15	35,848	[1]	46.07	35,848	955,033
	—	[2]	—

4/1/15 - 4/30/15	47,977	[1]	45.96	47,977	907,056
	—	[2]	—

5/1/15 - 5/31/15	46,565	[1]	44.63	46,565	860,491
	—	[2]	—

6/1/15 - 6/30/15	50,872	[1]	45.38	50,872	809,619
	—	[2]	—
Total	190,734			190,381
1 On January 26, 2015, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 25, 2016.
2 Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through June 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: July 28, 2015 press release reporting financial results for the second quarter of 2015.
Kansas City Life Announces Second Quarter 2015 Results
Kansas City Life Insurance Company recorded net income of $10.9 million or $1.01 per share in the second quarter of 2015, an increase of $2.3 million or $0.23 per share relative to the same quarter in the prior year. Net income totaled $17.7 million or $1.64 per share in the first six months of 2015, an increase of $3.4 million or $0.34 per share relative to the same period one year earlier. The improvement in both periods reflected reductions in policyholder benefits and amortization of deferred acquisition costs. These reductions were the result of a decline in the fair value of the Company's guaranteed minimum withdrawal benefit rider and an unlocking of deferred acquisition costs that primarily reflected improvements in interest rates and mortality, respectively. Partially offsetting these favorable factors in both periods were decreases in insurance revenues, primarily from reduced contract charges and lower annuity and accident and health premiums, and a decrease in total investment income. The decline in investment income was primarily due to the continuing low interest rate environment. In addition, operating expenses increased in both periods, largely due to changes in amortization of the value of business previously acquired.
On July 27, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on August 12, 2015 to stockholders of record on August 6, 2015.
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
Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenues	$108,873	$116,539	$219,678	$231,651

Net income	$10,899	$8,625	$17,677	$14,297

Net income per share, basic and diluted	$1.01	$0.78	$1.64	$1.30

Dividends paid	$0.27	$0.27	$0.54	$0.54

Average number of shares outstanding	10,707,363	10,967,910	10,754,922	10,968,182

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 28, 2015