Form 10-Q
period 2015-09-30
KANSAS CITY LIFE INSURANCE CO
filed 2015-10-27
CIK 54473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock: $1.25 par	10,608,899 shares

Class	Outstanding September 30, 2015

KANSAS CITY LIFE INSURANCE COMPANY

Part I. Financial Information
Item 1. Financial Statements
Amounts in thousands, except share data, or as otherwise noted
Kansas City Life Insurance Company
Consolidated Balance Sheets

	September 30 2015	December 31 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value	$2,697,443	$2,726,731
Equity securities available for sale, at fair value	24,758	24,881
Mortgage loans	568,952	541,180
Real estate	163,030	181,082
Policy loans	81,748	83,553
Short-term investments	23,071	39,107
Other investments	265	462
Total investments	3,559,267	3,596,996

Cash	9,699	11,011
Accrued investment income	35,775	33,078
Deferred acquisition costs	262,805	249,195
Reinsurance recoverables	200,498	194,425
Property and equipment	16,722	17,527
Other assets	53,670	63,134
Separate account assets	364,621	406,501
Total assets	$4,503,057	$4,571,867

LIABILITIES
Future policy benefits	$930,478	$930,761
Policyholder account balances	2,060,954	2,072,041
Policy and contract claims	46,405	37,452
Other policyholder funds	173,229	165,062
Other liabilities	197,530	217,291
Separate account liabilities	364,621	406,501
Total liabilities	3,773,217	3,829,108

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share
Authorized 36,000,000 shares, issued 18,496,680 shares	23,121	23,121
Additional paid in capital	41,025	41,007
Retained earnings	852,941	838,508
Accumulated other comprehensive income	5,554	23,040
Treasury stock, at cost (2015 - 7,887,781 shares; 2014 - 7,671,475 shares)	(192,801)	(182,917)
Total stockholders’ equity	729,840	742,759
Total liabilities and stockholders’ equity	$4,503,057	$4,571,867
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Comprehensive Income

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
REVENUES
Insurance revenues:
Net premiums	$39,378	$42,480	$120,196	$125,601
Contract charges	28,632	29,541	83,467	89,173
Total insurance revenues	68,010	72,021	203,663	214,774
Investment revenues:
Net investment income	38,277	40,608	118,175	122,650
Net realized investment gains, excluding other-than-temporary impairment losses	4,475	981	6,724	3,430
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(419)	(765)	(2,189)	(1,221)
Portion of impairment losses recognized in other comprehensive income (loss)	(9)	433	(171)	620
Net other-than-temporary impairment losses recognized in earnings	(428)	(332)	(2,360)	(601)
Total investment revenues	42,324	41,257	122,539	125,479
Other revenues	1,927	2,385	5,737	7,061
Total revenues	112,261	115,663	331,939	347,314

BENEFITS AND EXPENSES
Policyholder benefits	51,553	49,675	149,699	152,582
Interest credited to policyholder account balances	18,597	18,999	55,626	57,205
Amortization of deferred acquisition costs	9,244	9,797	19,586	31,154
Operating expenses	24,707	25,588	73,790	74,321
Total benefits and expenses	104,101	104,059	298,701	315,262

Income before income tax expense	8,160	11,604	33,238	32,052

Income tax expense	2,725	3,644	10,126	9,795

NET INCOME	$5,435	$7,960	$23,112	$22,257

COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Change in net unrealized gains on securities available for sale, net of DAC and VOBA	$(1,783)	$(9,096)	$(18,941)	$29,177
Change in future policy benefits	139	623	1,289	(5,939)
Change in policyholder account balances	17	41	166	(203)
Other comprehensive income (loss)	(1,627)	(8,432)	(17,486)	23,035

COMPREHENSIVE INCOME (LOSS)	$3,808	$(472)	$5,626	$45,292

Basic and diluted earnings per share:
Net income	$0.52	$0.73	$2.16	$2.03
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statement of Stockholders’ Equity

Nine Months Ended
September 30, 2015
(Unaudited)

COMMON STOCK, beginning and end of period	$23,121

ADDITIONAL PAID IN CAPITAL
Beginning of year	41,007
Excess of proceeds over cost of treasury stock sold	18

End of period	41,025

RETAINED EARNINGS
Beginning of year	838,508
Net income	23,112
Stockholder dividends of $0.81 per share	(8,679)

End of period	852,941

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	23,040
Other comprehensive loss	(17,486)

End of period	5,554

TREASURY STOCK, at cost
Beginning of year	(182,917)
Cost of 216,866 shares acquired	(9,892)
Cost of 560 shares sold	8

End of period	(192,801)

TOTAL STOCKHOLDERS’ EQUITY	$729,840
See accompanying Notes to Consolidated Financial Statements

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2015	2014
	(Unaudited)
OPERATING ACTIVITIES
Net income	$23,112	$22,257
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium and discount	3,193	3,299
Depreciation	4,083	3,474
Acquisition costs capitalized	(27,639)	(26,539)
Amortization of deferred acquisition costs	19,586	31,154
Realized investment gains	(4,364)	(2,829)
Changes in assets and liabilities:
Reinsurance recoverables	(6,073)	(1,064)
Future policy benefits	1,699	7,944
Policyholder account balances	(16,205)	(14,493)
Income taxes payable and deferred	4,126	545
Other, net	8,507	(3,522)
Net cash provided	10,025	20,226

INVESTING ACTIVITIES
Purchases:
Fixed maturity securities	(202,067)	(239,616)
Equity securities	(38)	(89)
Mortgage loans	(100,370)	(23,349)
Real estate	(1,845)	(5,182)
Policy loans	(6,867)	(8,181)
Other investments	(134)	—
Sales or maturities, calls, and principal paydowns:
Fixed maturity securities	193,174	151,877
Equity securities	33	15
Mortgage loans	72,007	80,268
Real estate	19,905	2,538
Policy loans	8,674	8,446
Other investments	387	5,000
Net sales of short-term investments	16,036	20,905
Acquisition of property and equipment	(426)	(1,388)
Net cash used	(1,531)	(8,756)

Kansas City Life Insurance Company
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30
	2015	2014
	(Unaudited)
FINANCING ACTIVITIES
Proceeds from borrowings	$1,000	$—
Repayment of borrowings	(1,000)	—
Deposits on policyholder account balances	167,009	187,724
Withdrawals from policyholder account balances	(169,090)	(194,432)
Net transfers from separate accounts	7,345	5,157
Change in other deposits	3,475	2,814
Cash dividends to stockholders	(8,679)	(8,883)
Net change in treasury stock	(9,866)	(3,641)
Net cash used	(9,806)	(11,261)

Increase (decrease) in cash	(1,312)	209
Cash at beginning of year	11,011	8,197
Cash at end of period	$9,699	$8,406

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,000	$9,250
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
Significant Accounting Policies
Please refer to the Company's 2014 Form 10-K, as amended, for a full discussion of the Company's significant accounting policies. No significant updates or changes to these policies occurred during the nine months ended September 30, 2015.
2. New Accounting Pronouncements
Accounting Pronouncements Issued, Not Yet Adopted
In May 2014, the FASB issued guidance regarding accounting for revenue recognition that identifies the accounting treatment for an entity’s contracts with customers.  Certain contracts, including insurance contracts, are specifically excluded from this guidance.  However, certain other types of contracts may impact the financial statements of insurance providers. In August 2015, the FASB deferred the effective date of this guidance for public entities to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this guidance.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

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
In July 2015, the FASB issued guidance regarding employee benefit accounting. The guidance is divided into three parts. First, the guidance requires a pension plan to use contract value as the only required measure for fully benefit-responsive investment contracts. Second, the guidance simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans. Third, the guidance provides benefit plans with a measurement date practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.
All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent to the Company at this time or were not expected to have a material impact to the consolidated financial statements.
3. Prior Year Adoption of Accounting Principle
On December 31, 2014, the Company retrospectively adopted FASB Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. Under ASU No. 2014-01, the Company elected to use the proportional amortization method, which requires an entity to amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and to recognize the net investment performance in the income statement as a component of income tax expense (benefit). As a result of the retrospective adoption, results previously reported in the Company's September 30, 2014 10-Q have been adjusted as follows. Income tax expense decreased $0.2 million, net income increased $0.2 million, and net income per share increased $0.02 for the quarter ended September 30, 2014. Income tax expense decreased $0.5 million, net income increased $0.5 million, and net income per share increased $0.05 for the nine months ended September 30, 2014. The adoption did not impact net cash provided by operating activities for the quarter or nine months ended September 30, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

4. Investments
Fixed Maturity and Equity Securities Available for Sale
Securities by Asset Class
The following table provides amortized cost and fair value of securities by asset class at September 30, 2015.

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government	$149,268	$10,099	$10	$159,357
Federal agencies [1]	19,778	1,709	—	21,487
Federal agency issued residential mortgage-backed securities [1]	36,437	3,828	1	40,264
Subtotal	205,483	15,636	11	221,108
Corporate obligations:
Industrial	541,757	28,077	6,219	563,615
Energy	234,347	10,912	6,016	239,243
Communications and technology	245,259	13,591	1,220	257,630
Financial	223,185	15,808	986	238,007
Consumer	552,741	24,585	2,188	575,138
Public utilities	230,391	20,946	277	251,060
Subtotal	2,027,680	113,919	16,906	2,124,693
Corporate private-labeled residential mortgage-backed securities	75,671	3,688	20	79,339
Municipal securities	134,110	20,052	50	154,112
Other	99,429	3,668	2,381	100,716
Redeemable preferred stocks	17,446	367	338	17,475
Fixed maturity securities	2,559,819	157,330	19,706	2,697,443
Equity securities	23,486	1,475	203	24,758
Total	$2,583,305	$158,805	$19,909	$2,722,201
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

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$122,991	$124,970	$165,955	$168,913
Due after one year through five years	737,969	794,247	694,809	757,397
Due after five years through ten years	1,142,609	1,171,345	1,045,557	1,087,891
Due after ten years	379,505	418,472	438,719	490,976
Securities with variable principal payments	159,299	170,934	190,903	204,415
Redeemable preferred stocks	17,446	17,475	17,473	17,139
Total	$2,559,819	$2,697,443	2,553,416	2,726,731
No material derivative financial instruments were held during the first nine months of 2015 or 2014.

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
The following table provides information regarding fixed maturity and equity security investments available for sale with unrealized losses by length of time at September 30, 2015.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government	$2,200	$10	$—	$—	$2,200	$10
Federal agency issued residential mortgage-backed securities [1]	32	—	313	1	345	1
Subtotal	2,232	10	313	1	2,545	11
Corporate obligations:
Industrial	111,287	5,093	4,910	1,126	116,197	6,219
Energy	55,148	3,000	35,052	3,016	90,200	6,016
Communications and technology	56,751	1,220	—	—	56,751	1,220
Financial	11,846	148	5,044	838	16,890	986
Consumer	84,097	1,802	8,143	386	92,240	2,188
Public utilities	8,895	158	3,878	119	12,773	277
Subtotal	328,024	11,421	57,027	5,485	385,051	16,906
Corporate private-labeled residential mortgage-backed securities	3,896	20	—	—	3,896	20
Municipal securities	3,146	50	—	—	3,146	50
Other	11,929	113	30,231	2,268	42,160	2,381
Redeemable preferred stocks	—	—	6,689	338	6,689	338
Fixed maturity securities	349,227	11,614	94,260	8,092	443,487	19,706
Equity securities	3,084	76	4,902	127	7,986	203
Total	$352,311	$11,690	$99,162	$8,219	$451,473	$19,909
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
At September 30, 2015, the Company had 152 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 123 security issues were below cost for less than one year; 23 security issues were below cost for one year or more and less than three years; and six security issues were below cost for three years or more. At December 31, 2014, the Company had 96 issues in its investment portfolio of fixed maturity and equity securities with unrealized losses. Included in this total, 40 security issues were below cost for less than one year; 50 security issues were below cost for one year or more and less than three years; and six security issues were below cost for three years or more.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at September 30, 2015.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$429,069	$415,866	$13,203
Unrealized losses of 20% or less and greater than 10%	20,973	18,275	2,698
Subtotal	450,042	434,141	15,901
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	7,051	5,266	1,785
Twelve months or greater	908	594	314
Total investment grade	7,959	5,860	2,099
Below investment grade:
Less than twelve months	5,274	3,476	1,798
Twelve months or greater	—	—	—
Total below investment grade	5,274	3,476	1,798
Unrealized losses greater than 20%	13,233	9,336	3,897
Subtotal	463,275	443,477	19,798

Securities owned with realized impairment:
Unrealized losses of 10% or less	7,997	7,938	59
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	7,997	7,938	59
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	110	58	52
Twelve months or greater	—	—	—
Total investment grade	110	58	52
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	110	58	52
Subtotal	8,107	7,996	111
Total	$471,382	$451,473	$19,909

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table summarizes the Company’s investments in securities available for sale with unrealized losses at December 31, 2014.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$295,543	$286,130	$9,413
Unrealized losses of 20% or less and greater than 10%	8,973	7,874	1,099
Subtotal	304,516	294,004	10,512
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	—	—	—
Twelve months or greater	908	663	245
Total investment grade	908	663	245
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	908	663	245
Subtotal	305,424	294,667	10,757

Securities owned with realized impairment:
Unrealized losses of 10% or less	—	—	—
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	—	—	—
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	3,688	2,658	1,030
Twelve months or greater	—	—	—
Total investment grade	3,688	2,658	1,030
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	3,688	2,658	1,030
Subtotal	3,688	2,658	1,030
Total	$309,112	$297,325	$11,787

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at September 30, 2015.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$9,872	2%	$125	1%
AA	62,534	14%	2,205	10%
A	129,666	29%	2,769	14%
BBB	214,393	49%	11,737	60%
Total investment grade	416,465	94%	16,836	85%
BB	17,519	4%	2,755	14%
B and below	9,503	2%	115	1%
Total below investment grade	27,022	6%	2,870	15%
	$443,487	100%	$19,706	100%
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
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 41% of the total at September 30, 2015 and 40% of the total at December 31, 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides the distribution of maturities for fixed maturity securities available for sale with unrealized losses. Expected maturities may differ from these contractual maturities since borrowers may have the right to call or prepay obligations.

	September 30, 2015		December 31, 2014
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity securities available for sale:
Due in one year or less	$—	$—	$5,052	$115
Due after one year through five years	26,401	306	21,033	960
Due after five years through ten years	350,169	15,595	202,240	5,772
Due after ten years	55,981	3,446	47,740	3,635
Total	432,551	19,347	276,065	10,482
Securities with variable principal payments	4,247	21	341	2
Redeemable preferred stocks	6,689	338	9,404	713
Total	$443,487	$19,706	$285,810	$11,197
The Company does not consider these unrealized losses to be credit-related. The unrealized losses at September 30, 2015 primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities include residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 21 and 22 non-U.S. agency mortgage-backed securities that were determined to have such indications at September 30, 2015 and December 31, 2014, respectively. A discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant or grade down over time, reflecting the Company's estimate of stabilized collateral performance in the future for such securities.

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

	September 30, 2015
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.6%	35%	73%	10.0%	16.0%
2005	3.5%	10.6%	35%	71%	6.0%	20.0%
2006	8.8%	8.8%	85%	85%	8.0%	8.0%
2007	10.4%	10.4%	62%	62%	10.0%	10.0%

	December 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Less than 1% of the Company's total investments were in these types of investments at September 30, 2015 and December 31, 2014.
The Company also monitors structured securities through a combination of an analysis of vintage, credit ratings, and other factors. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, and other collateralized obligations.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following tables divide these investment types among vintage and credit ratings.

	September 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$4,563	$4,400	$163
2004	5,645	5,402	243
2005	2,841	2,830	11
Total investment grade	13,049	12,632	417
Below Investment Grade:
Vintage 2003 and earlier	2,248	2,150	98
2004	24,179	23,109	1,070
2005	44,679	42,812	1,867
2006	1,971	947	1,024
2007	2,994	2,798	196
Total below investment grade	76,071	71,816	4,255
Other structured securities:
Investment grade	60,005	59,749	256
Below investment grade	14,716	15,666	(950)
Total other	74,721	75,415	(694)
Total structured securities	$163,841	$159,863	$3,978
1 This table accounts for all vintages owned by the Company.

	December 31, 2014
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The Company recognized other-than-temporary impairments on corporate private-labeled residential mortgage-backed and other securities of $0.4 million and $0.3 million for the third quarters and $2.4 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.
The following table provides a reconciliation of credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the other-than-temporary impairment loss was recognized in other comprehensive income (loss).

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Credit losses on securities held at beginning of the period	$19,811	$16,634	$17,889	$16,375
Additions for credit losses not previously recognized in other-than-temporary impairment	—	20	—	24
Additions (reductions) for increases in the credit loss for which an other-than-temporary impairment was previously recognized when there was no intent to sell the security before recovery of its amortized cost basis	428	312	2,360	577
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	(5)	(4)	(15)	(14)
Credit losses on securities held at the end of the period	$20,234	$16,962	$20,234	$16,962
The Company reviews and evaluates information on securities previously impaired and still owned. The identification of additional information or further deteriorations could result in additional impairments in future periods.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Realized Gains (Losses)
The following table provides detail concerning realized investment gains and losses.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Gross gains resulting from:
Sales of investment securities	$223	$61	$259	$672
Investment securities called and other	288	179	2,875	1,841
Real estate	4,212	495	4,215	834
Total gross gains	4,723	735	7,349	3,347
Gross losses resulting from:
Sales of investment securities	—	(15)	—	(15)
Investment securities called and other	(114)	(46)	(227)	(357)
Sale of real estate and joint venture	—	(60)	—	(60)
Mortgage loans	(64)	(266)	(269)	(356)
Total gross losses	(178)	(387)	(496)	(788)
Change in allowance for loan losses	(64)	630	(102)	926
Amortization of DAC and VOBA	(6)	3	(27)	(55)
Net realized investment gains, excluding other-than-temporary impairment losses	4,475	981	6,724	3,430

Net impairment losses recognized in earnings:
Other-than-temporary impairment losses on fixed maturity and equity securities	(419)	(765)	(2,189)	(1,221)
Portion of loss recognized in other comprehensive income (loss)	(9)	433	(171)	620
Net other-than-temporary impairment losses recognized in earnings	(428)	(332)	(2,360)	(601)
Net realized investment gains	$4,047	$649	$4,364	$2,829
Proceeds From Sales of Investment Securities
The table below details proceeds from the sale of fixed maturity and equity securities, excluding maturities and calls.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Proceeds	$6,248	$9,492	$7,287	$22,135
Mortgage Loans
The Company invests in commercial mortgage loans that are secured by commercial real estate and are stated at cost, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.0 million at September 30, 2015 and $1.9 million at December 31, 2014. The Company had 16% of its total investments in commercial mortgage loans at September 30, 2015, which is an increase from 15% at December 31, 2014. In addition to the subject collateral underlying the mortgage, the Company typically requires some amount of recourse from borrowers as another potential source of repayment. The recourse requirement is determined as part of the underwriting requirements of each loan. The average loan to value ratio for the overall portfolio was 47% at September 30, 2015 and 46% at December 31, 2014. These ratios are based upon the current balance of loans relative to the appraisal of value at the time the loan was originated or acquired.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the gross mortgage loan principal outstanding and the allowance for loan losses.

	September 30 2015	December 31 2014
Principal outstanding	$570,968	$543,094
Allowance for loan losses	(2,016)	(1,914)
Carrying value	$568,952	$541,180
The following table summarizes the amount of mortgage loans held by the Company, segregated by year of origination. Purchased loans are shown in the year acquired by the Company, although the individual loans may have been initially originated in prior years.

	September 30 2015	% of Total	December 31 2014	% of Total
Prior to 2006	$32,317	6%	$47,843	9%
2006	12,923	2%	16,280	3%
2007	18,023	3%	19,991	4%
2008	21,826	4%	22,938	4%
2009	11,682	2%	20,754	4%
2010	38,576	7%	51,205	9%
2011	85,628	15%	91,943	17%
2012	110,896	19%	133,912	25%
2013	67,450	12%	77,784	14%
2014	58,245	10%	60,444	11%
2015	113,402	20%	—	—%
Principal outstanding	$570,968	100%	$543,094	100%
The following table identifies mortgage loans by geographic location.

	September 30 2015	% of Total	December 31 2014	% of Total
Pacific	$126,181	22%	$131,109	25%
West south central	106,430	19%	94,122	17%
West north central	77,990	14%	78,027	14%
Mountain	64,888	11%	68,961	13%
East north central	70,519	12%	64,013	12%
South Atlantic	74,707	13%	60,557	11%
Middle Atlantic	29,039	5%	21,877	4%
East south central	21,214	4%	24,428	4%
Principal outstanding	$570,968	100%	$543,094	100%

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table identifies the concentration of mortgage loans by state greater than 5% of total.

	September 30 2015	% of Total	December 31 2014	% of Total
California	$105,894	19%	$108,683	20%
Texas	102,387	18%	89,923	16%
Minnesota	57,908	10%	55,916	10%
Ohio	38,422	7%	30,432	6%
Florida	31,055	5%	26,452	5%
All others	235,302	41%	231,688	43%
Principal outstanding	$570,968	100%	$543,094	100%
The following table identifies mortgage loans by property type. The Other category consists principally of apartments and retail properties.

	September 30 2015	% of Total	December 31 2014	% of Total
Industrial	$306,885	53%	$281,671	51%
Office	169,303	30%	165,859	31%
Medical	28,418	5%	25,617	5%
Other	66,362	12%	69,947	13%
Principal outstanding	$570,968	100%	$543,094	100%
The table below identifies mortgage loans by maturity.

	September 30 2015	% of Total	December 31 2014	% of Total
Due in one year or less	$27,039	5%	$27,607	5%
Due after one year through five years	106,669	19%	145,530	27%
Due after five years through ten years	133,805	23%	143,382	26%
Due after ten years	303,455	53%	226,575	42%
Principal outstanding	$570,968	100%	$543,094	100%
The Company may refinance commercial mortgage loans prior to contractual maturity as a means of originating new loans that meet the Company's underwriting and pricing parameters. The Company refinanced seven loans with outstanding balances totaling $19.3 million during the quarter ended September 30, 2015 and four loans with outstanding balances totaling $7.8 million during the quarter ended September 30, 2014. The Company refinanced 13 loans with outstanding balances of $26.0 million during the nine months ended September 30, 2015 and nine loans with outstanding balances totaling $14.4 million during the nine months ended and September 30, 2014.
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
Determination of Fair Value
The Company utilizes external third-party pricing services to determine the majority of its fair values on investment securities available for sale. At September 30, 2015, approximately 98% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 1% was derived from internal matrices and calculations. At December 31, 2014, approximately 97% of the carrying value of these investments was from external pricing services, 1% was from brokers, and 2% was derived from internal matrices and calculations. In the event that the primary pricing service does not provide a price, the Company utilizes the price provided by a second pricing service. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event a price is not available from either third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security. If a broker price is not available, the Company determines a fair value through various valuation techniques that may include discounted cash flows, spread-based models, or similar techniques, depending upon the specific security to be priced. These techniques are primarily applied to private placement securities. The Company utilizes available market information, wherever possible, to identify inputs into the fair value determination, primarily prices and spreads on comparable securities.
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
The fair value of the GMWB embedded derivative is calculated using a discounted cash flow valuation model that projects future cash flows under multiple risk neutral stochastic equity scenarios. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience. The mortality assumption uses the 2000 US Annuity Basic Mortality Table. The present value of cash flows is determined using the discount rate curve, based upon London Interbank Offered Rate (LIBOR) plus a credit spread. The fair value of the GMWB embedded derivative was not material during the first nine months of 2015 or 2014.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Categories Reported at Fair Value
The following tables present categories reported at fair value on a recurring basis.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasury securities and obligations of U.S. Government	$12,238	$147,119	$—	$159,357
Federal agencies [1]	—	21,487	—	21,487
Federal agency issued residential mortgage-backed securities [1]	—	40,264	—	40,264
Subtotal	12,238	208,870	—	221,108
Corporate obligations:
Industrial	—	563,615	—	563,615
Energy	—	239,243	—	239,243
Communications and technology	—	257,630	—	257,630
Financial	—	238,007	—	238,007
Consumer	—	575,138	—	575,138
Public utilities	—	251,060	—	251,060
Subtotal	—	2,124,693	—	2,124,693
Corporate private-labeled residential mortgage-backed securities	—	79,339	—	79,339
Municipal securities	—	154,112	—	154,112
Other	—	100,044	672	100,716
Redeemable preferred stocks	—	17,475	—	17,475
Fixed maturity securities	12,238	2,684,533	672	2,697,443
Equity securities	5,133	19,625	—	24,758
Total	$17,371	$2,704,158	$672	$2,722,201

Percent of total	1%	99%	—%	100%

Liabilities:
Other policyholder funds
Guaranteed minimum withdrawal benefits	$—	$—	$(2,685)	$(2,685)
Total	$—	$—	$(2,685)	$(2,685)
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized below.

	Quarter Ended September 30, 2015
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$616	$(4,558)
Included in earnings	(1)	1,906
Included in other comprehensive income (loss)	57	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	104
Sales	—	—
Other dispositions	—	(137)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$672	$(2,685)

	Nine Months Ended September 30, 2015
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$759	$(1,094)
Included in earnings	1	(1,409)
Included in other comprehensive income (loss)	126	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	294
Sales	—	—
Other dispositions	(214)	(476)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$672	$(2,685)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Year Ended December 31, 2014
	Assets	Liabilities
	Fixed maturity securities available for sale	GMWB
Beginning balance	$1,433	$(4,703)
Included in earnings	(12)	3,145
Included in other comprehensive income (loss)	(421)	—
Purchases, issuances, sales and other dispositions:
Purchases	—	—
Issuances	—	592
Sales	—	—
Other dispositions	(241)	(128)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$759	$(1,094)
Depending upon the availability of Level 1 or Level 2 pricing, specific securities may transfer into or out of Level 3. The Company did not have any transfers between any levels at September 30, 2015 or December 31, 2014.
The Company's primary category of assets using Level 3 fair values is fixed maturity securities, totaling $0.7 million at September 30, 2015. These assets are valued using discounted cash flow models for which the significant assumptions are not observable in the market.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments at September 30, 2015.

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Embedded Derivative - GMWB	$(2,685)	Actuarial cash flow model	Mortality	80% of US Annuity Basic Table (2000)
			Lapse	0%-16% depending on product/duration/funded status of guarantee
			Benefit Utilization	0%-80% depending on age/duration/funded status of guarantee
			Nonperformance Risk	0.75%-1.80%
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
The Company estimates that the impact of unobservable inputs at September 30, 2015 is as follows: a 10% increase in the mortality assumption would reduce the liability $0.1 million; a 10% decrease in the lapse assumption would increase the liability less than $0.2 million; a 10% increase in the benefit utilization would increase the liability $0.8 million; and a 10 basis point increase in the credit spreads used for non-performance would decrease the liability $0.3 million.
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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Investments:
Fixed maturity securities available for sale	$2,697,443	$2,697,443	$2,726,731	$2,726,731
Equity securities available for sale	24,758	24,758	24,881	24,881
Mortgage loans	568,952	597,822	541,180	567,435
Policy loans	81,748	81,748	83,553	83,553
Cash and short-term investments	32,770	32,770	50,118	50,118
Separate account assets	364,621	364,621	406,501	406,501

Liabilities:
Individual and group annuities	$1,077,896	$1,059,243	$1,080,322	$1,061,067
Supplementary contracts and annuities without life contingencies	54,019	52,783	54,949	53,744
Separate account liabilities	364,621	364,621	406,501	406,501
Other policyholder funds - GMWB	(2,685)	(2,685)	(1,094)	(1,094)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

6. Financing Receivables
The Company has financing receivables that have both a specific maturity date, either on demand or on a fixed or determinable date, and are recognized as assets in the Consolidated Balance Sheets.
The table below identifies the Company’s financing receivables by classification amount.

	September 30 2015	December 31 2014
Receivables:
Agent receivables, net (allowance $1,095; 2014 - $2,003)	$1,721	$1,727
Investment-related financing receivables:
Mortgage loans, net (allowance $2,016; 2014 - $1,914)	568,952	541,180
Total financing receivables	$570,673	$542,907
The following table details the activity of the allowance for doubtful accounts on agent receivables. Any recoveries are included as deductions.

	September 30 2015	December 31 2014
Beginning of year	$2,003	$2,245
Additions	19	306
Deductions	(927)	(548)
End of period	$1,095	$2,003
The following table details the mortgage loan portfolio as collectively or individually evaluated for impairment.

	September 30 2015	December 31 2014
Mortgage loans collectively evaluated for impairment	$563,462	$535,398
Mortgage loans individually evaluated for impairment	7,506	7,696
Allowance for loan losses	(2,016)	(1,914)
Carrying value	$568,952	$541,180
The following table details the activity of the allowance for mortgage loan losses. Any recoveries are included as deductions.

	September 30 2015	December 31 2014
Beginning of year	$1,914	$3,251
Provision	102	—
Deductions	—	(1,337)
End of period	$2,016	$1,914

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

Agent Receivables
The Company has agent receivables that are classified as financing receivables and are reduced by an allowance for doubtful accounts. These trade receivables from agents are long-term in nature and are specifically assessed as to the collectability of each receivable. The Company's gross agent receivables totaled $2.8 million at September 30, 2015 with an allowance for doubtful accounts totaling $1.1 million. Gross agent receivables totaled $3.7 million with an allowance for doubtful accounts of $2.0 million at December 31, 2014. The Company has two types of agent receivables including:

•	Agent specific loans. At both September 30, 2015 and December 31, 2014, these loans totaled $1.0 million and the allowance for doubtful accounts was $0.3 million.

•
Other agent receivables. Gross agent receivables in this category totaled $1.8 million, and the allowance for doubtful accounts was $0.8 million at September 30, 2015. Gross agent receivables in this category totaled $2.7 million, and the allowance for doubtful accounts was $1.7 million at December 31, 2014.

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
The following tables present an aging schedule for delinquent payments for both principal and interest by property type.

Amount of Payments Past Due
	Book Value	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2015
Industrial	$—	$—	$—	$—	$—
Office	1,759	14	—	—	14
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,759	$14	$—	$—	$14

December 31, 2014
Industrial	$—	$—	$—	$—	$—
Office	—	—	—	—	—
Medical	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

As of September 30, 2015, there was one mortgage loan that was over 30 days or more past due. Payment was subsequently received on this delinquent loan. As of December 31, 2014, there were no mortgage loans that were past due or were in the process of foreclosure.
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
7. Variable Interest Entities
The Company invests in certain affordable housing and real estate joint ventures which are considered to be variable interest entities (VIEs) and are included in Real Estate in the Consolidated Balance Sheets. The assets held in affordable housing real estate joint venture VIEs are primarily residential real estate properties that are restricted to provide affordable housing under federal or state programs for varying periods of time. The restrictions primarily apply to the rents that may be paid by tenants residing in the properties during the term of an agreement to remain in the affordable housing program. Investments in affordable housing real estate joint ventures are equity interests in partnerships or limited liability companies that may or may not participate in profits or residual value. The Company's investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. The Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Consolidated Statements of Comprehensive Income as a component of income tax expense. The tax credits are recognized as a reduction of tax expense. The Company realized federal income tax credits related to these investments of $0.7 million for the third quarters and $2.1 million for the nine months ended both September 30, 2015 and 2014. The Company also recognized $0.2 million and $0.4 million of amortization related to these investments for the third quarters and $1.0 million for both the nine months ended September 30, 2015 and 2014. The Company's investments in other real estate VIEs are recorded using the equity method. Cash distributions from the VIE and cash contributions to the VIE are recorded as decreases or increases, respectively, in the carrying value of the VIE. Certain other equity investments in VIEs, where permitted, are recorded on an amortized cost basis. The operating performance of investments in the VIE is recorded in the Consolidated Statements of Comprehensive Income as investment income or as a component of income tax expense, depending upon the nature and primary design of the investment. The Company evaluates the carrying value of VIEs for impairment on an ongoing basis to assess whether the carrying value is expected to be realized during the anticipated life of the investment. In certain cases, the Company may issue fixed-rate senior mortgage loan investments secured by properties controlled by VIEs. These investments are classified as mortgage loans in the Consolidated Balance Sheets, and the income received from such investments is recorded as investment income in the Consolidated Statements of Comprehensive Income.
Investments in the affordable housing and real estate joint ventures are interests that will absorb portions of the VIE's expected losses or receive portions of expected residual returns of the VIE's net assets exclusive of variable interests. The Company makes an assessment of whether it is the primary beneficiary of a VIE at the time of the initial investment and on an ongoing basis thereafter. The Company considers many factors when making this determination based upon a review of the underlying investment agreement and other information related to the specific investment. The first factor is whether the Company has the ability to direct the activities of a VIE that most significantly impact the VIE's economic performance. The power to direct the activities of the VIE is generally vested in the managing general partner or managing member of the VIE, which is not the position held by the Company in these investments. Other factors include the entity's equity investment at risk, decision-making abilities, obligations to absorb economic risks, the right to receive economic rewards of the entity, and the extent to which the Company shares in the VIE's expected losses and residual returns.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table presents the carrying amount and maximum exposure to loss relating to VIEs for which the Company holds a variable interest, but is not the primary beneficiary, and which had not been consolidated at September 30, 2015 and December 31, 2014. The table includes investments in five real estate joint ventures and 23 affordable housing real estate joint ventures at both September 30, 2015 and December 31, 2014.

	September 30 2015		December 31 2014
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate joint ventures	$21,286	$21,286	$21,415	$21,415
Affordable housing real estate joint ventures	11,923	53,701	13,153	54,028
Total	$33,209	$74,987	$34,568	$75,443
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
At September 30, 2015 and December 31, 2014, the Company had no mortgage loan or equity commitments outstanding to the real estate joint venture VIEs. The Company has contingent commitments to fund additional equity contributions for operating support to certain real estate joint venture VIEs, which could result in additional exposure to loss. However, the Company is not able to quantify the amount of these contingent commitments.
In addition, the maximum exposure to loss on affordable housing joint ventures at September 30, 2015 and December 31, 2014 included $29.9 million and $27.7 million, respectively, of losses which could be realized if the tax credits received by the VIEs were recaptured. Recapture events would cause the Company to reverse some or all of the benefit previously recognized by the Company or third parties to whom the tax credit interests were transferred. A recapture event can occur at any time during a 15-year required compliance period. The principal causes of recapture include financial default and non-compliance with affordable housing program requirements by the properties controlled by the VIE. The potential exposure due to recapture may be mitigated by guarantees from the managing member or managing partner in the VIE, insurance contracts, or changes in the residual value accruing to the Company's interests in the VIEs.
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
The Company has a guaranteed minimum withdrawal benefit (GMWB) rider that can be added to new or existing variable annuity contracts. The value of the separate accounts with the GMWB rider is recorded at fair value of $115.8 million at September 30, 2015 (December 31, 2014 - $132.3 million). The GMWB guarantee liability was $(2.7) million at September 30, 2015 (December 31, 2014 - $(1.1) million). The change in this value is included in policyholder benefits in the Consolidated Statements of Comprehensive Income. The value of variable annuity separate accounts with the GMWB rider is recorded in separate account liabilities, and the value of the rider is included in other policyholder funds in the Consolidated Balance Sheets.
The Company has two blocks of variable universal life policies and variable annuity contracts from which the Company receives fees. The fees are based upon both specific transactions and the fund value of the blocks of policies. The Company has a direct block of ongoing business identified in the Consolidated Balance Sheets as separate account assets, totaling $364.6 million at September 30, 2015 and $406.5 million at December 31, 2014, and corresponding separate account liabilities of an equal amount. In addition, the Company has an assumed closed block of business that is recorded in the Company's financial statements in accordance with modified coinsurance accounting for variable insurance business. This block of separate account fund balances

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

totaled $279.6 million at September 30, 2015 and $318.1 million at December 31, 2014. The Company also records separate accounts invested in the general account for the direct block of business. In addition, in accordance with coinsurance reinsurance transaction accounting, the Company also records the assumed block of fixed accounts under its general account. The future policy benefits for the direct block approximated $0.5 million and $0.4 million at September 30, 2015 and December 31, 2014, respectively. The future policy benefits for the assumed block approximated $0.6 million at both September 30, 2015 and December 31, 2014.
9. Notes Payable
The Company had no notes payable outstanding at September 30, 2015 or December 31, 2014.
As a member of the Federal Home Loan Bank of Des Moines (FHLB) with a capital investment of $4.9 million at September 30, 2015, the Company has the ability to borrow on a collateralized basis from the FHLB. The Company received an insignificant amount of dividends on the capital investment in both the third quarters and nine months of 2015 and 2014.
The Company had unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding at September 30, 2015 or December 31, 2014. The lines of credit are at variable interest rates based upon short-term indices, and will mature in June of 2016. The Company anticipates renewing these lines of credit as they come due.
10. Income Taxes
The following table provides a reconciliation of the federal income tax rate to the Company's effective income tax rate for the third quarters and nine months ended September 30, 2015 and 2014, respectively.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Federal income tax rate	35%	35%	35%	35%
Tax credits, net of equity adjustment	(4)%	(2)%	(3)%	(3)%
Permanent differences	2%	(2)%	(2)%	(1)%
Effective income tax rate	33%	31%	30%	31%
The Company had uncertain tax positions of $0.1 million at both September 30, 2015 and December 31, 2014.
At September 30, 2015, the Company had a current tax liability of $0.7 million and a $66.4 million net deferred tax liability, compared to a $2.3 million current tax asset and a $75.9 million net deferred tax liability at December 31, 2014.
11. Pensions and Other Postemployment Benefits (OPEB)
The following tables provide the components of net periodic benefit cost.

	Pension Benefits		OPEB
	Quarter Ended		Quarter Ended
	September 30		September 30
	2015	2014	2015	2014
Service cost	$—	$—	$172	$153
Interest cost	1,356	1,551	350	375
Expected return on plan assets	(2,480)	(2,582)	—	—
Amortization of:
Unrecognized actuarial net loss	600	430	117	22
Unrecognized prior service credit	—	—	(285)	(287)
Net periodic benefit cost (credit)	$(524)	$(601)	$354	$263

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Pension Benefits		OPEB
	Nine Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Service cost	$—	$—	$514	$459
Interest cost	4,068	4,652	1,052	1,124
Expected return on plan assets	(7,440)	(7,743)	—	—
Amortization of:
Unrecognized actuarial net loss	1,801	1,289	353	65
Unrecognized prior service credit	—	—	(859)	(860)
Net periodic benefit cost (credit)	$(1,571)	$(1,802)	$1,060	$788
12. Share-Based Payment
The Company has a long-term incentive plan for senior management that provides a cash award to participants for the increase in the share price of the Company's common stock through units (phantom shares) assigned by the Board of Directors. The cash award is calculated over a three-year interval on a calendar year basis. At the conclusion of each three-year interval, participants will receive a cash award based on the increase in the share price during a defined measurement period, multiplied by the number of units attributable to each participant. The increase in the share price is determined based on the change in the share price from the beginning to the end of the three-year interval. Amounts representing dividends are accrued and paid at the end of each three-year interval to the extent that they exceed negative stock price appreciation. Plan payments are contingent on the continued employment of the participant unless termination is due to a qualifying event such as death, disability, or retirement. In addition, all payments are lump sum with no deferrals allowed. The plan does not make any payments in shares, warrants, or options.
During the first nine months of both 2015 and 2014, the plan made cash payments totaling $3.8 million. No payments were made during the third quarters of 2015 or 2014.
At each reporting period, an estimate of the share-based compensation expense is accrued, utilizing the share price at the period end. The cost of share-based compensation accrued as an operating expense in the third quarters of 2015 and 2014 was $0.4 million and $0.6 million, net of tax, respectively. The cost of share-based compensation accrued as an operating expense for the nine months ended September 30, 2015 and September 30, 2014 was $0.4 million and $0.7 million, net of tax, respectively.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The tables below provide information about comprehensive income (loss).

	Quarter Ended September 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$(3,452)	$(1,207)	$(2,245)
Equity securities	(5)	(2)	(3)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	432	151	281
Other-than-temporary impairment losses recognized in earnings	(428)	(150)	(278)
Net unrealized losses excluding impairment losses	(3,461)	(1,210)	(2,251)
Effect on DAC and VOBA	719	251	468
Future policy benefits	213	74	139
Policyholder account balances	26	9	17
Other comprehensive loss	$(2,503)	$(876)	(1,627)
Net income			5,435
Comprehensive income			$3,808

	Quarter Ended September 30, 2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$(18,222)	$(6,378)	$(11,844)
Equity securities	41	14	27
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	178	62	116
Other-than-temporary impairment losses recognized in earnings	(332)	(116)	(216)
Net unrealized losses excluding impairment losses	(18,027)	(6,310)	(11,717)
Effect on DAC and VOBA	4,033	1,412	2,621
Future policy benefits	959	336	623
Policyholder account balances	63	22	41
Other comprehensive loss	$(12,972)	$(4,540)	(8,432)
Net income			7,960
Comprehensive loss			$(472)

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

	Nine Months Ended September 30, 2015
	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$(35,166)	$(12,308)	$(22,858)
Equity securities	(32)	(11)	(21)
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	2,886	1,010	1,876
Other-than-temporary impairment losses recognized in earnings	(2,360)	(826)	(1,534)
Net unrealized losses excluding impairment losses	(35,724)	(12,503)	(23,221)
Effect on DAC and VOBA	6,584	2,304	4,280
Future policy benefits	1,983	694	1,289
Policyholder account balances	255	89	166
Other comprehensive loss	$(26,902)	$(9,416)	(17,486)
Net income			23,112
Comprehensive income			$5,626

	Nine Months Ended September 30, 2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount

Net unrealized gains (losses) arising during the period:
Fixed maturity securities	$47,352	$16,573	$30,779
Equity securities	1,635	572	1,063
Less reclassification adjustments:
Net realized investment gains, excluding impairment losses	1,683	589	1,094
Other-than-temporary impairment losses recognized in earnings	(601)	(210)	(391)
Net unrealized gains excluding impairment losses	47,905	16,766	31,139
Effect on DAC and VOBA	(3,018)	(1,056)	(1,962)
Future policy benefits	(9,137)	(3,198)	(5,939)
Policyholder account balances	(312)	(109)	(203)
Other comprehensive income	$35,438	$12,403	23,035
Net income			22,257
Comprehensive income			$45,292

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The following table provides accumulated balances related to each component of accumulated other comprehensive income at September 30, 2015, net of tax.

	Unrealized Gain (Loss) on Non-Impaired Securities	Unrealized Gain (Loss) on Impaired Securities	Benefit Plan Obligations	DAC/ VOBA Impact	Future Policy Benefits	Policyholder Account Balances	Total
Beginning of year	$110,362	$3,141	$(53,964)	$(18,521)	$(17,406)	$(572)	$23,040
Other comprehensive income (loss) before reclassification	(25,216)	1,653	—	4,298	1,289	166	(17,810)
Amounts reclassified from accumulated other comprehensive income	1,876	(1,534)	—	(18)	—	—	324
Net current-period other comprehensive income (loss)	(23,340)	119	—	4,280	1,289	166	(17,486)
End of period	$87,022	$3,260	$(53,964)	$(14,241)	$(16,117)	$(406)	$5,554
The following table presents the pre-tax and the related income tax benefit (expense) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's Consolidated Statements of Comprehensive Income.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Reclassification adjustments related to unrealized gains (losses) on investment securities:
Having impairments recognized in the Consolidated Statements of Comprehensive Income [1]	$432	$178	$2,886	$1,683
Income tax expense [2]	(151)	(62)	(1,010)	(589)
Net of taxes	281	116	1,876	1,094

Having no impairments recognized in the Consolidated Statements of Comprehensive Income [1]	(428)	(332)	(2,360)	(601)
Income tax benefit [2]	150	116	826	210
Net of taxes	(278)	(216)	(1,534)	(391)

Reclassification adjustment related to DAC and VOBA [1]	(6)	3	(27)	(55)
Income tax benefit (expense) [2]	2	(1)	9	19
Net of taxes	(4)	2	(18)	(36)

Total pre-tax reclassifications	(2)	(151)	499	1,027
Total income tax benefit (expense)	1	53	(175)	(360)
Total reclassification, net taxes	$(1)	$(98)	$324	$667
 1 (Increases) decreases net realized investment gains (losses) on the Consolidated Statements of Comprehensive Income.
 2 (Increases) decreases income tax expense (benefit) on the Consolidated Statements of Comprehensive Income.

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

14. Earnings Per Share
Due to the Company’s capital structure and the absence of other potentially dilutive securities, there is no difference between basic and diluted earnings per common share for any of the periods reported. The average number of shares outstanding for the quarters ended September 30, 2015 and 2014 was 10,615,142 and 10,941,544, respectively. The average number of shares outstanding for the nine months ended September 30, 2015 and 2014 was 10,711,102 and 10,957,546, respectively. The number of shares outstanding at September 30, 2015 and December 31, 2014 was 10,608,899 and 10,825,205 respectively.
15. Segment Information
The following schedule provides the financial performance of each of the three reportable operating segments of the Company.

		Individual	Group	Old	Intercompany
		Insurance	Insurance	American	Eliminations[1]	Consolidated
Insurance revenues:
Third quarter:	2015	$33,892	$14,229	$19,992	$(103)	$68,010
	2014	38,205	14,735	19,182	(101)	72,021
Nine months:	2015	103,314	41,417	59,242	(310)	203,663
	2014	115,196	43,362	56,520	(304)	214,774

Net investment income:
Third quarter:	2015	$35,491	$67	$2,719	$—	$38,277
	2014	37,697	132	2,779	—	40,608
Nine months:	2015	109,693	267	8,215	—	118,175
	2014	113,753	392	8,505	—	122,650

Total benefits and expenses:
Third quarter:	2015	$70,224	$13,285	$20,695	$(103)	$104,101
	2014	69,309	14,461	20,390	(101)	104,059
Nine months:	2015	193,350	40,986	64,675	(310)	298,701
	2014	209,636	43,486	62,444	(304)	315,262

Net income:
Third quarter:	2015	$3,434	$687	$1,314	$—	$5,435
	2014	6,655	296	1,009	—	7,960
Nine months:	2015	20,634	545	1,933	—	23,112
	2014	20,080	273	1,904	—	22,257
1 Elimination entries to remove intercompany transactions for life and accident and health insurance that the Company purchases for its employees were as follows: insurance revenues from the Group Insurance segment and operating expenses from the Individual Insurance segment to arrive at Consolidated Statements of Comprehensive Income.
16. Commitments
In the normal course of business, the Company has open purchase and sale commitments. At September 30, 2015, the Company had purchase commitments to fund mortgage loans and real estate of $39.3 million and $5.3 million, respectively.
Subsequent to September 30, 2015 the Company entered into commitments to fund additional mortgage loans of $8.4 million.
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

Kansas City Life Insurance Company
Notes to Consolidated Financial Statements–(Continued) (Unaudited)

The Company's subsidiary broker-dealer previously operated as a retail broker-dealer/investment advisor, a business that operates with a substantial risk of liability. Legal and other proceedings involving financial services firms, including the Company's subsidiary, continue to have a significant impact on the industry. Significant matters over the last few years have included registered representative activity and certain types of securities products (particularly private placements and real estate investment products). The Company’s subsidiary broker-dealer retains certain risks related to legal and other proceedings related to its prior operations.
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
Certain policies, contracts, and annuities offered by the Company and certain products offered by its broker-dealer/investment advisor subsidiary are subject to regulation under federal and state securities laws. Federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), or a state securities regulator examine or investigate the activities of broker-dealers and/or investment advisors, including the Company's affiliated broker-dealer/ investment advisor subsidiary. It is possible that the results of any examination may lead to changes in systems or procedures, payments of fines and penalties, payments to customers, or a combination thereof, any of which could have a material adverse effect on the Company's financial condition or results of operations.
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
19. Reverse/Forward Stock Split Transaction
On July 27, 2015, the Board of Directors authorized, subject to stockholder approval, amendments to the Company's Articles of Incorporation that would effect a proposed reverse/forward stock split transaction (the "reverse/forward stock split"), consisting of a 1-for-250 reverse stock split of its capital stock, par value $1.25 per share (the "common stock”) followed immediately by a 250 -for-1 forward stock split of each one share of its common stock (including each fractional share of such class of stock in excess of one share).
Subject to stockholder approval of the proposed amendments to our Articles of Incorporation, the Company anticipates that the reverse/forward stock split would enable it to terminate the registration of its common stock under the Securities Exchange Act of 1934 (the Exchange Act) as well as its periodic reporting obligations with the SEC, if, after the reverse stock split, there are fewer than 300 record holders of each class of its stock and it makes the necessary filings with the SEC. The Company anticipates that this would enable it to eliminate many of the expenses related to the disclosure, reporting, and compliance requirements of the Exchange Act, the Sarbanes-Oxley Act, and related federal securities laws and regulations.
A special meeting of the Company's stockholders is tentatively scheduled to be held on December 15, 2015, at which time it intends to submit the proposed amendments to its Articles of Incorporation to effect the reverse/forward stock split to its stockholders for their consideration and approval. If the reverse/forward stock split is approved by stockholders, the Company anticipates that the effective date of the reverse/forward stock split would occur soon after the stockholder meeting at which it is considered, subject to final action by the Board of Directors, and presently anticipate that it would become effective on or about December 17, 2015.
20. Subsequent Events
On October 26, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 11, 2015 to stockholders of record on November 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts are stated in thousands, except share data, or as otherwise noted.
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide in narrative form the perspective of the management of Kansas City Life Insurance Company (the Company) on its financial condition, results of operations, liquidity, and certain other factors that may affect its future results. The following is a discussion and analysis of the results of operations for the third quarters and nine months ended September 30, 2015 and 2014 and the financial condition of the Company at September 30, 2015. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this document, as well as the Company's 2014 Form 10-K, as amended.
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
State Regulation
The Company’s life insurance entities are subject to periodic examinations by state regulatory authorities. Financial statements are prepared and examined on a basis other than GAAP, namely statutory accounting principles. The most recently completed examination performed by the State of Missouri occurred as of December 31, 2009 for Kansas City Life, Sunset Life, and Old American. There were no adjustments recommended to any of the insurance companies as a result of that examination. The State of Missouri is currently conducting a scheduled examination based upon the year ended December 31, 2014 for the three life insurance companies.
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

Consolidated Results of Operations
Summary of Results
The Company earned net income of $5.4 million in the third quarter of 2015 compared to $8.0 million in the third quarter of 2014. Net income per share was $0.52 in the third quarter of 2015 versus $0.73 in the same period in the prior year. Net income for the first nine months of 2015 was $23.1 million compared to $22.3 million in the prior year. Net income per share for the first nine months of 2015 was $2.16 versus $2.03 one year earlier.
The following table presents variances between the results for the third quarters and nine months ended September 30, 2015 and 2014.

	Quarter Ended			Nine Months Ended
	September 30			September 30
	2015	2014	Variance	2015	2014	Variance
Revenues:
Insurance and other revenues	$69,937	$74,406	$(4,469)	$209,400	$221,835	$(12,435)
Net investment income	38,277	40,608	(2,331)	118,175	122,650	(4,475)
Net realized investment gains	4,047	649	3,398	4,364	2,829	1,535
Benefits and expenses:
Policyholder benefits and interest credited to policyholder account balances	70,150	68,674	(1,476)	205,325	209,787	4,462
Amortization of deferred acquisition costs	9,244	9,797	553	19,586	31,154	11,568
Operating expenses	24,707	25,588	881	73,790	74,321	531
Income tax expense	2,725	3,644	919	10,126	9,795	(331)
Net income	$5,435	$7,960	$(2,525)	$23,112	$22,257	$855
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
Sales of the Company's products are primarily made through the Company's existing sales force. The Company emphasizes growth of the sales force with the addition of new general agents and agents. The Company believes that increased sales will result through both the number and productivity of general agents and agents. The Company also places an emphasis on training and direct support to the field force to assist new agents in their start-up phase. In addition, the Company provides support to existing agents to help them stay abreast of the ever-changing regulatory environment and to introduce agents to new products and enhanced features of existing products. The Company also selectively utilizes third-party marketing arrangements to enhance its sales objectives. This allows the Company the flexibility to identify niches or pursue unique opportunities in existing markets and to react quickly to take advantage of opportunities when they occur.
The Company recognizes conversions of policies and contracts on interest sensitive products to traditional life and annuity products as new premiums at the time of conversion. Most notably, the Company has fixed deferred annuities that may convert to immediate annuities. Deferred annuity contracts typically provide for such conversions as one of several settlement options, and the volume of such contracts can vary based upon the individual needs and decisions of contract owners. In addition, the timing of these conversions can result in large fluctuations period to period.
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
The Old American segment focuses on the recruitment and development of new agencies and agents in assigned territories. The intent of these activities is to generate improved production from existing agencies and agents, including the expansion or opening of territories believed to offer additional growth opportunities. Further, this segment also focuses on servicing its policyholders and creating and maintaining products that are designed and priced to be competitive in the senior markets.
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$4,667	4%	$4,482	9%
Immediate annuities	4,462	(39)%	7,282	(35)%
Group life insurance	596	(33)%	891	20%
Group accident and health insurance	3,077	(12)%	3,497	(3)%
Total new premiums	12,802	(21)%	16,152	(18)%
Renewal premiums	40,636	1%	40,324	5%
Total premiums	53,438	(5)%	56,476	(3)%
Reinsurance ceded	(14,060)	—%	(13,996)	(2)%
Net premiums	$39,378	(7)%	$42,480	(3)%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$13,694	4%	$13,175	2%
Immediate annuities	16,583	(24)%	21,765	(51)%
Group life insurance	1,706	(36)%	2,646	19%
Group accident and health insurance	8,159	(28)%	11,374	10%
Total new premiums	40,142	(18)%	48,960	(30)%
Renewal premiums	121,276	2%	118,716	4%
Total premiums	161,418	(4)%	167,676	(9)%
Reinsurance ceded	(41,222)	(2)%	(42,075)	(1)%
Net premiums	$120,196	(4)%	$125,601	(11)%
Consolidated total premiums decreased $3.0 million or 5% in the third quarter of 2015 versus the prior year, as a $3.4 million decrease in total new premiums was partially offset by a $0.3 million increase in total renewal premiums. The decrease in new premiums largely resulted from a $2.8 million decrease in new immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $2.6 million during the third quarter of 2015, down from $5.5 million in the third quarter of 2014. Excluding the conversions from fixed deferred annuities, new immediate annuity premiums were essentially flat in the third quarter of 2015 compared to the prior year. The increase in renewal premiums was largely due to a $0.5 million increase in renewal traditional life premiums, principally from the Old American segment. In addition, an increase in group life renewal premiums was offset by a decrease in group accident and health renewal premiums.
Consolidated total premiums decreased $6.3 million or 4% in the first nine months of 2015 versus the prior year, as an $8.8 million decrease in total new premiums was partially offset by a $2.6 million increase in total renewal premiums. The decrease in new premiums resulted from a $5.2 million decrease in new immediate annuity premiums and a $3.2 million decline in new group accident and health premiums, principally in the dental and disability lines. Conversions from fixed deferred annuities totaled

$11.4 million during the first nine months of 2015, down from $14.4 million in the first nine months of 2014. Excluding the conversions from fixed deferred annuities, new immediate annuity premiums decreased $2.1 million in the first nine months of 2015 compared to the prior year. The increase in renewal premiums reflected a $1.8 million increase in traditional life renewal premiums, principally from the Old American segment. In addition, renewal premiums in the group life product line increased $0.8 million versus the prior year.
The following tables reconcile deposits with the Consolidated Statements of Cash Flows and provide detail by new and renewal deposits. New deposits are also detailed by product.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$2,891	23%	$2,356	(42)%
Variable universal life insurance	66	(49)%	130	(4)%
Fixed annuities	11,089	17%	9,440	(13)%
Variable annuities	5,063	(46)%	9,383	56%
Total new deposits	19,109	(10)%	21,309	1%
Renewal deposits	33,867	(7)%	36,562	(8)%
Total deposits	$52,976	(8)%	$57,871	(5)%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$10,175	27%	$8,041	(43)%
Variable universal life insurance	231	(64)%	642	(49)%
Fixed annuities	31,421	(10)%	34,994	8%
Variable annuities	15,009	(46)%	27,640	77%
Total new deposits	56,836	(20)%	71,317	12%
Renewal deposits	110,173	(5)%	116,407	2%
Total deposits	$167,009	(11)%	$187,724	6%
Total new deposits declined $2.2 million or 10% in the third quarter of 2015 compared with the third quarter of 2014. This decline resulted from a $4.3 million or 46% decrease in new variable annuity deposits. Partially offsetting this were increases of $1.6 million or 17% in new fixed annuity deposits and $0.5 million or 23% in new universal life deposits. Total renewal deposits decreased $2.7 million or 7% in the third quarter of 2015 versus the prior year, reflecting a $1.4 million or 25% decrease in fixed annuity renewal deposits and a $0.7 million or 10% decline in variable universal life renewal deposits. Based upon changes in financial conditions, alternative and competitive products, and consumer preferences, universal life and fixed annuity deposits can have sizeable fluctuations period-to-period.
Total new deposits declined $14.5 million or 20% in the first nine months of 2015 compared with the prior year. This decline resulted from a $12.6 million or 46% decrease in new variable annuity deposits and a $3.6 million or 10% decrease in new fixed annuity deposits. Partially offsetting these was a $2.1 million or 27% increase in new universal life deposits. Total renewal deposits decreased $6.2 million or 5% in the first nine months of 2015 compared with the prior year, as an increase in universal life renewal deposits was offset by a decrease in variable universal life and fixed annuity renewal deposits.
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
Total contract charges decreased $0.9 million or 3% in the third quarter of 2015 and $5.7 million or 6% in the first nine months of 2015, compared to the same periods in the prior year. The decline in the third quarter primarily reflected the runoff of closed blocks of business. The decline in the nine months reflected lower amortization of deferred revenue, primarily resulting from unlocking effects on the deferred revenue liability. An unlocking adjustment decreased the amortization of deferred revenue $2.3 million during the second quarter of 2015, which compares to an unlocking adjustment that increased deferred revenue amortization $1.8 million during the second quarter of 2014. In addition, surrender charges declined in both the third quarter and nine months, reflecting reduced surrenders on policyholder account balances.
Contract charges are impacted by the sales of new products and the persistency of both existing and closed blocks of business. The closed blocks of business reflect products and entities that have been purchased but to which the Company is not actively pursuing marketing efforts to generate new sales. The Company services these policies to meet long-term profit objectives. Total contract charges on closed blocks equaled 41% and 42% of total consolidated contract charges in the third quarters of 2015 and 2014, and 43% and 42% in the first nine months of 2015 and 2014, respectively. Total contract charges on closed blocks decreased 6% in the third quarter and 4% in the first nine months of 2015 compared to the prior year, reflecting the runoff of the business as well as reduced surrender charges on acquired variable universal life and variable annuity products. Total contract charges on open, or ongoing, blocks of business decreased 1% in the third quarter and 8% in the first nine months of 2015 compared to the same periods in 2014. These changes largely reflected the lower amortization of deferred revenue resulting from unlocking effects on the deferred revenue liability.
Investment Revenues
Gross investment income is largely composed of interest, dividends, and other earnings on fixed maturity securities, equity securities, short-term investments, mortgage loans, real estate, and policy loans. Gross investment income declined $1.3 million or 3% in the third quarter and $2.1 million or 2% in the first nine months of 2015 compared with the same periods in 2014. These declines primarily reflected lower average invested assets and lower overall yields earned and available on certain investments. In addition, investment expenses rose $1.0 million or 34% in the third quarter and $2.3 million or 25% in the first nine months compared to the prior year, primarily due to an increase in real estate expenses from real estate purchases made during 2014.
Fixed maturity securities provided a majority of the Company's investment income during the third quarter and nine months ended September 30, 2015. Income on these investments declined $1.5 million or 5% in the third quarter and $2.8 million or 3% in the first nine months of 2015 compared to one year earlier, as an increase in average invested assets was more than offset by lower yields earned.
Investment income from commercial mortgage loans decreased $0.3 million or 4% in the third quarter and $2.9 million or 11% in the first nine months of 2015 compared to the prior year. These declines were primarily due to a lower average mortgage loan portfolio balance and lower yields earned on new loans compared to the prior year, primarily from maturities and principal paydowns that have exceeded new mortgage loan originations.
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
The Company recorded a net realized investment gain of $4.0 million in the third quarter of 2015, compared with a net realized investment gain of $0.6 million in the third quarter of 2014. During the third quarter of 2015, the Company recorded $4.7 million in gains, largely from the sale of real estate properties and from certain securities being called. Net realized investment gains for the first nine months totaled $4.4 million in 2015 compared to $2.8 million in 2014. Gains due to investment securities called and other were $2.9 million and $1.8 million in the first nine months of 2015 and 2014, respectively. Partially offsetting these gains, investment losses of $2.4 million and $0.6 million were recorded due to write-downs of investment securities that were considered other-than-temporarily impaired in the first nine months of 2015 and 2014, respectively.
The Company's analysis of securities for the third quarter ended September 30, 2015 resulted in the determination that one fixed maturity security had an other-than-temporary impairment of $0.4 million. This issuer is in the oil exploration and drilling industry and has announced a restructuring plan. In addition, the Company determined that a mortgage-backed security had other-than-temporary impairments totaling less than $0.1 million in the third quarter. The total fair value of the affected securities after the write-downs were $4.7 million.

Other Revenues
Other revenues consist primarily of supplementary contract considerations; policyholder dividends left with the Company to accumulate; and certain income received from subsidiaries of the Company. Other revenues decreased $0.5 million or 19% in the third quarter and $1.3 million or 19% in the first nine months of 2015 compared to the same periods in the prior year. The decline in other revenues during 2015 reflects the revenue decrease from the divestiture of certain non-proprietary agent relationships related to Sunset Financial Services in the fourth quarter of 2014. In addition, lower revenue was earned by the Company's subsidiary that invests in affordable housing real estate, due to lower amounts of tax credits transferred or sold in 2015 compared to 2014.
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
Policyholder benefits increased $1.9 million or 4% in the third quarter of 2015 compared to the same period one year earlier. The largest factor in this change was a $2.0 million increase in death benefits, net of reinsurance. This change was primarily the result of increased claims in the third quarter in the Individual segment versus the prior year.
Policyholder benefits decreased $2.9 million or 2% in the first nine months of 2015 compared to the same period one year earlier. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $3.8 million decrease in benefit and contract reserves. Approximately $1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in immediate annuity premiums. Policyholder reserves for immediate annuity premiums are established on an approximately equal and offsetting basis, and a decrease in premiums results in a decrease to reserves on a comparative basis. Partially offsetting these declines, death benefits, net of reinsurance, increased in the first nine months of 2015, reflecting increased death benefits in both the Individual Insurance and Old American segments.
The Company has a GMWB rider for variable annuity contracts that is considered to be a financial derivative and, as such, is accounted for at fair value. The Company determines the fair value of the GMWB rider using a risk-neutral valuation method. The value of the riders will fluctuate depending on market conditions. For the nine months ended September 30, 2015, the fair value of the liability decreased $1.6 million compared to the fair value at December 31, 2014. This fluctuation can be primarily attributed to decreases in risk-free swap rates, decreased capital market returns, and the movement of variable annuity investments into funds managed with the objective of lower volatility.
Interest Credited to Policyholder Account Balances
Interest is credited to policyholder account balances according to terms of the policies or contracts for universal life, fixed deferred annuities, and other investment-type products. There are minimum levels of interest crediting stipulated in certain policies or contracts, as well as allowances for adjustments to be made to reflect current market conditions in certain policies or contracts. Accordingly, the Company reviews and adjusts crediting rates as necessary and appropriate. Amounts credited are a function of account balances and current period crediting rates. As account balances fluctuate, so will the amount of interest credited to policyholder account balances. Interest credited to policyholder account balances decreased $0.4 million or 2% in the third quarter and $1.6 million or 3% in the first nine months of 2015 compared with the same periods one year earlier. This decline was due to lower average crediting rates as well as a decrease in policyholder account balances compared to one year earlier.
Amortization of DAC
Total amortization of deferred acquisition costs decreased $0.6 million or 6% in the third quarter and $11.6 million or 37% in the first nine months of 2015 compared to the same periods in the prior year. Changes in expense assumptions on new business contributed to the declines in both the third quarter and nine months of 2015. In addition, the decline in the nine months was also due to an unlocking adjustment that decreased DAC amortization $6.4 million in the second quarter of 2015, compared to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter of 2014. The unlocking in 2015 was associated with favorable adjustments for mortality and expenses, partially offset by adjustments related to interest rates. The unlocking in 2014 was associated with adjustments related to interest rates that were mostly offset by adjustments for mortality.
Unlocking and Refinements in Estimates
At least annually, a review is performed of the models and the assumptions used to develop expected gross profits for interest sensitive and variable insurance products based upon management’s current view of future events. The Company may also consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system enhancements. No unlocking occurred in the third quarter of either 2015 or 2014.

The following tables summarize the effects of the refinements in estimates on all products and unlocking of assumptions on interest sensitive products in the Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2015 and 2014.

	DAC	VOBA	DRL	Total
September 30, 2015
Unlocking	$6,380	$(862)	$(2,344)	$3,174
Refinement in estimate	—	—	—	—
	$6,380	$(862)	$(2,344)	$3,174

	DAC	VOBA	DRL	Total
September 30, 2014
Unlocking	$(1,723)	$1,486	$1,764	$1,527
Refinement in estimate	(1,566)	—	—	(1,566)
	$(3,289)	$1,486	$1,764	$(39)
Operating Expenses
Operating expenses consist of incurred commission expense from the sale of insurance products, net of the deferral of certain commissions and certain expenses directly associated with the successful acquisition of new business, expenses from the Company's operations, the amortization of VOBA, and other expenses. Operating expenses decreased $0.9 million or 3% in the third quarter of 2015 compared to the same period one year earlier. This decrease reflected lower commissions and capitalized commissions, as well as a decline in VOBA amortization, as discussed below. Operating expenses decreased $0.5 million or 1% in the first nine months of 2015, primarily due to lower commissions and capitalized commissions. Partially offsetting this were increases in VOBA amortization, salary and employee benefit costs, and legal costs.
VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made to the current period VOBA amortization. The amortization of VOBA decreased $0.4 million in the third quarter and increased $1.5 million in the first nine months of 2015 compared to the prior year. The decrease in the third quarter reflected higher mortality experience. The increase in the nine months was largely due to an unlocking adjustment, which increased VOBA amortization $0.9 million in the second quarter of 2015. This compares to an unlocking adjustment that decreased VOBA amortization $1.5 million in the second quarter of 2014. The unlocking in both 2015 and 2014 was associated with interest and expense margins.
Income Taxes
The third quarter income tax expense was $2.7 million or 33% of income before tax for 2015, versus $3.6 million or 31% of income before tax for the prior year period. The income tax expense for the nine months ended September 30, 2015 was $10.1 million or 30% of income before tax, versus $9.8 million or 31% of income before tax for the prior year.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% in the third quarters of 2015 and 2014, primarily due to permanent differences, including the dividends-received deduction, and investments in affordable housing tax credits. Permanent differences resulted in an expense of approximately 2% of income before tax in the third quarter of 2015, versus a benefit of approximately 2% of income before tax in the third quarter of 2014. Investments in affordable housing resulted in a benefit of approximately 4% of income before tax in the third quarters of 2015 versus a benefit of approximately 2% of income before tax in the third quarter of 2014.
The effective income tax rate was lower than the prevailing corporate federal income tax rate of 35% for the nine months ended September 30, 2015 and 2014. Permanent differences, including the dividends-received deduction, resulted in a benefit of approximately 2% of income before tax for the nine months ended September 30, 2015. This compares to a benefit of approximately 1% of income before tax for the nine months ended September 30, 2014. Investments in affordable housing resulted in a benefit of approximately 3% of income before tax for the nine months ended September 30, 2015 and 2014.

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
Individual Insurance
The following table presents financial data of the Individual Insurance business segment.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$5,260	$8,664	$19,847	$26,023
Contract charges	28,632	29,541	83,467	89,173
Total insurance revenues	33,892	38,205	103,314	115,196
Investment revenues:
Net investment income	35,491	37,697	109,693	113,753
Net realized investment gains, excluding other-than-temporary impairment losses	4,457	935	6,520	3,077
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	(419)	(765)	(2,189)	(1,221)
Portion of impairment losses recognized in other comprehensive income (loss)	(8)	433	(168)	621
Net other-than-temporary impairment losses recognized in earnings	(427)	(332)	(2,357)	(600)
Total investment revenues	39,521	38,300	113,856	116,230
Other revenues	1,880	2,334	5,595	6,891
Total revenues	75,293	78,839	222,765	238,317

Policyholder benefits	30,834	28,669	83,984	88,996
Interest credited to policyholder account balances	18,597	18,999	55,626	57,205
Amortization of deferred acquisition costs	5,765	5,592	8,632	18,558
Operating expenses	15,028	16,049	45,108	44,877
Total benefits and expenses	70,224	69,309	193,350	209,636

Income before income tax expense	5,069	9,530	29,415	28,681

Income tax expense	1,635	2,875	8,781	8,601

Net income	$3,434	$6,655	$20,634	$20,080
The net income for this segment in the third quarter of 2015 was $3.4 million compared to $6.7 million in the third quarter of 2014. Factors contributing to this decline were decreases in insurance revenues and net investment income, along with an increase in policyholder benefits. Partially offsetting these were an increase in net realized investment gains and lower operating expenses.

The net income for this segment was $20.6 million in the first nine months of 2015 compared to $20.1 million in the same period in 2014. The increase in the current year reflected decreases in policyholder benefits, interest credited to policyholder account balances, and amortization of deferred acquisition costs, along with an increase in net realized investment gains. Partially offsetting these were decreases in insurance revenues, net investment income, and other revenues.
Total insurance revenues decreased $4.3 million in the third quarter of 2015, reflecting a $3.4 million or 39% decrease in net premiums and a $0.9 million or 3% decrease in contract charges. Total insurance revenues decreased $11.9 million in the first nine months of 2015, reflecting a $6.2 million or 24% decrease in net premiums and a $5.7 million or 6% decrease in contract charges.
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$1,115	(10)%	$1,242	(2)%
Immediate annuities	4,462	(39)%	7,281	(35)%
Total new premiums	5,577	(35)%	8,523	(32)%
Renewal premiums	10,772	—%	10,765	1%
Total premiums	16,349	(15)%	19,288	(16)%
Reinsurance ceded	(11,089)	4%	(10,624)	1%
Net premiums	$5,260	(39)%	$8,664	(31)%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New premiums:
Traditional life insurance	$3,220	(13)%	$3,710	3%
Immediate annuities	16,583	(24)%	21,765	(51)%
Total new premiums	19,803	(22)%	25,475	(47)%
Renewal premiums	32,187	1%	31,963	1%
Total premiums	51,990	(9)%	57,438	(28)%
Reinsurance ceded	(32,143)	2%	(31,415)	1%
Net premiums	$19,847	(24)%	$26,023	(46)%
Total new premiums for this segment decreased $2.9 million or 35% and total renewal premiums were essentially flat in the third quarter of 2015 compared to the same period one year earlier. The decrease in new premiums resulted from a $2.8 million or 39% decrease in immediate annuity premiums. Immediate annuity receipts can have sizeable fluctuations, as receipts from policyholders largely result from one-time premiums rather than recurring premiums. In addition, the conversions from fixed deferred annuities are based upon the individual needs and decisions of contract owners. Conversions from fixed deferred annuities totaled $2.6 million during the third quarter of 2015, down from $5.5 million in the third quarter of 2014.
Total new premiums for this segment decreased $5.7 million or 22% and total renewal premiums increased $0.2 million or 1% in the first nine months of 2015 compared to the prior year. The decrease in new premiums reflected a $5.2 million or 24% decrease in immediate annuity premiums and a $0.5 million or 13% decrease in traditional life premiums. Conversions from fixed deferred annuities totaled $11.4 million during the first nine months of 2015, down from $14.4 million in the first nine months of 2014. The increase in renewal premiums was due to improved traditional life renewal premiums.

The following tables provide detail by new and renewal deposits. New deposits are also detailed by product.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$2,891	23%	$2,356	(42)%
Variable universal life insurance	66	(49)%	130	(4)%
Fixed annuities	11,089	17%	9,440	(13)%
Variable annuities	5,063	(46)%	9,383	56%
Total new deposits	19,109	(10)%	21,309	1%
Renewal deposits	33,867	(7)%	36,562	(8)%
Total deposits	$52,976	(8)%	$57,871	(5)%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New deposits:
Universal life insurance	$10,175	27%	$8,041	(43)%
Variable universal life insurance	231	(64)%	642	(49)%
Fixed annuities	31,421	(10)%	34,994	8%
Variable annuities	15,009	(46)%	27,640	77%
Total new deposits	56,836	(20)%	71,317	12%
Renewal deposits	110,173	(5)%	116,407	2%
Total deposits	$167,009	(11)%	$187,724	6%
Total new deposits decreased $2.2 million or 10% in the third quarter of 2015 compared to the previous year, resulting from a $4.3 million or 46% decline in new variable annuity deposits. Partially offsetting this were increases of $1.6 million or 17% in new fixed annuity deposits and $0.5 million or 23% in new universal life deposits. Total renewal deposits declined $2.7 million or 7% in the third quarter of 2015, reflecting a $1.4 million or 25% decrease in fixed annuity renewal deposits and a $0.7 million or 10% decline in variable universal life renewal deposits. Universal life and fixed annuity deposits can have sizeable fluctuations period-to-period based upon changes in financial conditions, alternative and competitive products, and consumer preferences.
Total new deposits decreased $14.5 million or 20% in the first nine months of 2015 compared to the previous year, resulting from a $12.6 million or 46% decline in new variable annuity deposits and a $3.6 million or 10% decline in new fixed annuity deposits. These were partially offset by a $2.1 million or 27% increase in new universal life deposits. Total renewal deposits declined $6.2 million or 5% in the first nine months of 2015, as an increase in universal life renewal deposits was offset by a decrease in variable universal life and fixed annuity renewal deposits.
Total contract charges on all blocks of business declined $0.9 million or 3% in the third quarter and $5.7 million or 6% in the first nine months of 2015 compared to the same periods one year earlier. The decline in the third quarter primarily reflected the runoff of closed blocks of business. The declines in the nine months was primarily due to lower amortization of deferred revenue. An unlocking adjustment decreased the amortization of deferred revenue $2.3 million during the second quarter of 2015 compared to an unlocking adjustment that increased deferred revenue amortization $1.8 million during the second quarter of 2014. In addition, contract charges decreased due to lower surrenders on policyholder account balances in both the third quarter and nine months.
Total contract charges on closed blocks declined 6% in the third quarter and 4% in the first nine months of 2015 compared to the same periods in 2014. These declines reflect the general runoff of the closed blocks of business as well as reduced surrender charges on acquired variable universal life and variable annuity products. Total contract charges on open blocks of business, where there is ongoing marketing for new sales, decreased 1% in the third quarter and 8% in the first nine months of 2015. These changes largely reflected the lower amortization of deferred revenue resulting from unlocking effects on the deferred revenue liability.
Gross investment income decreased $1.2 million or 3% in the third quarter and $1.7 million or 1% in the first nine months of 2015 compared to the same periods in the prior year. These declines primarily reflected lower average invested assets and lower overall yields earned and available on certain investments. In addition, investment expenses rose $1.0 million or 35% in the third quarter and $2.3 million or 26% in the first nine months compared to the prior year, primarily due to an increase in real estate expenses from real estate purchases made in 2014.
Policyholder benefits increased $2.2 million or 8% in the third quarter of 2015 compared to the prior year. This was largely due to an increase in death benefits, net of reinsurance that was partially offset by a decrease in benefit and contract reserves. Contributing to the decline in benefit and contract reserves was a decrease in immediate annuity premiums. Partially offsetting this was the change in the fair value of the GMWB rider that resulted in a $0.8 million increase in benefit and contract reserves.
Policyholder benefits decreased $5.0 million or 6% in the first nine months of 2015 compared to the prior year. The largest factor in this change was a decrease in benefit and contract reserves. Several factors contributed to the change in reserves. Changes in the fair value of the GMWB rider resulted in a $3.8 million decrease in benefit and contract reserves. Approximately $1.5 million of this favorable change was due to the movement of variable annuity investments associated with the GMWB rider into funds managed with the objective of lower volatility. Also contributing to the reserve change was a decrease in immediate annuity premiums. Partially offsetting these declines, death benefits, net of reinsurance, increased in the first nine months of 2015.
Interest credited to policyholder account balances decreased $0.4 million or 2% in the third quarter and $1.6 million or 3% in the first nine months of 2015 compared to one year earlier. These declines were due to lower average crediting rates, as well as a decrease in total policyholder account balances.
The amortization of DAC increased $0.2 million or 3% in the third quarter and decreased $9.9 million or 54% in the first nine months of 2015 compared to the prior year. The increase in the third quarter was largely due to decreased separate account values on variable products. The decline in the nine months was largely due to an unlocking adjustment that decreased DAC amortization $6.4 million in the second quarter of 2015, compared to an unlocking adjustment that increased DAC amortization $1.7 million in the second quarter of 2014. The unlocking in 2015 was associated with favorable adjustments for mortality and expenses, partially offset by adjustments related to interest rates. The unlocking in 2014 was associated with adjustments related to interest rates that were mostly offset by adjustments for mortality.
Operating expenses decreased $1.0 million or 6% in the third quarter and increased $0.2 million or 1% in the first nine months of 2015 compared with one year earlier. The decrease in the third quarter was due to lower salary and employee benefit costs and to a decline in VOBA amortization, as discussed below. These declines were partially offset by increased legal costs. The increase in the nine months reflected higher VOBA amortization that was partially offset by an increase of capitalized commissions and higher legal costs.
VOBA is evaluated on an ongoing basis for unlocking adjustments. If necessary, adjustments are made in the current period VOBA amortization. The amortization of VOBA decreased $0.4 million in the third quarter and increased $1.5 million in the first nine months of 2015 compared to the prior year. The decrease in the third quarter reflected higher mortality experience. The increase in the nine months was largely due to an unlocking adjustment, which increased VOBA amortization $0.9 million in the second quarter of 2015. This compares to an unlocking adjustment that decreased VOBA amortization $1.5 million in the second quarter of 2014.

Group Insurance
The following table presents financial data of the Group Insurance business segment.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$14,229	$14,735	$41,417	$43,362
Total insurance revenues	14,229	14,735	41,417	43,362
Investment revenues:
Net investment income	67	132	267	392
Other revenues	47	50	141	152
Total revenues	14,343	14,917	41,825	43,906

Policyholder benefits	7,438	8,303	23,717	25,302
Operating expenses	5,847	6,158	17,269	18,184
Total benefits and expenses	13,285	14,461	40,986	43,486

Income before income tax expense	1,058	456	839	420

Income tax expense	371	160	294	147

Net income	$687	$296	$545	$273
This segment had net income of $0.7 million in the third quarter of 2015, compared to net income of $0.3 million in the third quarter of 2014. The net income for this segment in the first nine months of 2015 was $0.5 million, an increase of $0.3 million compared with prior year. The increases in both periods were primarily the result of decreases in policyholder benefits and operating expenses. Partially offsetting these was a decrease in net premiums.
Sales from internal sales representatives through independent general agents and agents accounted for approximately 74% of this segment's total premiums during the third quarter and first nine months of 2015, while sales from third-party providers made up the remaining portion of sales. No one third-party provider accounts for a majority of this segment's sales.
The following tables present gross premiums by new and renewal business, less reinsurance ceded. New premiums are also detailed by product.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New premiums:
Group life insurance	$596	(33)%	$893	19%
Group dental insurance	1,497	(20)%	1,882	(11)%
Group disability insurance	1,580	(2)%	1,613	9%
Total new premiums	3,673	(16)%	4,388	1%
Renewal premiums	13,193	(1)%	13,337	10%
Total premiums	16,866	(5)%	17,725	8%
Reinsurance ceded	(2,637)	(12)%	(2,990)	(8)%
Net premiums	$14,229	(3)%	$14,735	11%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New premiums:
Group life insurance	$1,706	(36)%	$2,652	18%
Group dental insurance	4,294	(36)%	6,715	19%
Group disability insurance	3,865	(17)%	4,653	(1)%
Total new premiums	9,865	(30)%	14,020	11%
Renewal premiums	39,676	2%	38,794	7%
Total premiums	49,541	(6)%	52,814	8%
Reinsurance ceded	(8,124)	(14)%	(9,452)	(6)%
Net premiums	$41,417	(4)%	$43,362	12%
New group direct premiums decreased $0.7 million or 16% in the third quarter of 2015 compared with the same period in 2014. This decrease was principally from group life and dental premiums, which decreased $0.3 million or 33% and $0.4 million or 20%, respectively, versus the third quarter of 2014. The short-term disability product also experienced a decrease in the third quarter of 2015. New group direct premiums decreased $4.2 million or 30% for the first nine months of 2015, compared to the same period one year earlier. This decrease was largely from the dental and group life product lines, which decreased $2.4 million or 36% and $0.9 million or 36%, respectively, versus the prior year. The short-term disability product also experienced a decrease in the first nine months of 2015. Dental sales are being impacted by the uncertainty that exists for employers concerning the costs, legal requirements, and complexities associated with Affordable Care Act (ACA) compliance. As a result, many employers have been reluctant to engage in new plans or modify existing benefits for employees.
Renewal premiums increased $0.1 million or 1% in the third quarter of 2015 versus the same quarter of 2014. Group life renewal premiums for the third quarter of 2015 increased $0.3 million or 11% versus the same period one year earlier. This improvement was offset by a $0.4 million or 16% decline in short-term disability premiums.
Renewal premiums for the first nine months of 2015 for this segment increased $0.9 million or 2% versus the same period one year earlier. Group dental renewal premiums increased $1.3 million or 7% and group life premiums increased $0.8 million or 10% for the first nine months, while the short-term disability premiums declined $1.2 million or 18% during this period. The overall increase in renewal premiums was the result of improved retention on existing business.
This segment uses targeted reinsurance in its life and disability product lines to help mitigate risk and allow for a higher level and volume of sales and profitability. Reinsurance ceded premiums decreased $0.4 million for the third quarter and $1.3 million for the first nine months of 2015 compared with the same respective periods in 2014.
Total policyholder benefits for this segment consist of claim payments, net of reinsurance, and increases or decreases in reserves for future policy benefits. Total policyholder benefits for this segment decreased $0.9 million or 10% in the third quarter of 2015 compared with the same period in 2014. This resulted from a $0.5 million or 32% decrease in group life benefits and a $0.6 million or 11% decrease in group dental benefits. Total policyholder benefits, net of reinsurance, decreased $1.6 million or 6% for the first nine months of 2015 compared with prior year. This decrease was largely from the group dental product, where benefit costs decreased $1.4 million or 8% compared with the prior year.
This segment identifies and tracks a policyholder benefit ratio, which is derived by dividing policyholder benefits, net of reinsurance, by total group insurance revenues. This ratio allows for a measure of the comparability of product and marketing changes over time. Generally, within each product line, a lower ratio reflects improved results. This ratio was 52% for the third quarter of 2015 compared to 56% for the third quarter of 2014. The ratio was 57% for the first nine months of 2015 compared to 58% in the same period one year earlier. The decrease in this ratio in the third quarter and nine months was most notable in the life and dental product lines.
Operating expenses consist of commissions, fees to third-party marketing and administrative organizations, and expenses from the Company's internal operations. Operating expenses for this segment decreased $0.3 million or 5% in the third quarter and $0.9 million or 5% for the nine months of 2015 compared with the same periods in the prior year. These results primarily reflect decreased commissions, resulting from lower new sales volume, that were partially offset by increases in third-party administration charges and administrative expenses from internal operations.

Old American
The following table presents financial data of the Old American business segment.

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Insurance revenues:
Net premiums	$19,992	$19,182	$59,242	$56,520
Total insurance revenues	19,992	19,182	59,242	56,520
Investment revenues:
Net investment income	2,719	2,779	8,215	8,505
Net realized investment gains, excluding other-than-temporary impairment losses	18	46	204	353
Net impairment losses recognized in earnings:
Total other-than-temporary impairment losses	—	—	—	—
Portion of impairment losses recognized in other comprehensive income (loss)	(1)	—	(3)	(1)
Net other-than-temporary impairment losses recognized in earnings	(1)	—	(3)	(1)
Total investment revenues	2,736	2,825	8,416	8,857
Other revenues	—	1	1	18
Total revenues	22,728	22,008	67,659	65,395

Policyholder benefits	13,281	12,703	41,998	38,284
Amortization of deferred acquisition costs	3,479	4,205	10,954	12,596
Operating expenses	3,935	3,482	11,723	11,564
Total benefits and expenses	20,695	20,390	64,675	62,444

Income before income tax expense	2,033	1,618	2,984	2,951

Income tax expense	719	609	1,051	1,047

Net income	$1,314	$1,009	$1,933	$1,904
Net income for the Old American segment was $1.3 million in the third quarter of 2015, compared with net income of $1.0 million in the prior year's third quarter. Total insurance revenues increased $0.8 million compared with the prior year but were partially offset by a $0.6 million increase in policyholder benefits. Total investment revenue decreased slightly, while amortization of deferred acquisition costs decreased $0.7 million and operating expenses increased $0.5 million.
Net income for this segment was $1.9 million for the first nine months of both 2015 and 2014. Policyholder benefits increased $3.7 million for the first nine months. Partially offsetting this increase, life insurance premiums increased $2.5 million and amortization of deferred acquisition costs decreased $1.6 million.
The following tables present gross premiums by new and renewal business, less reinsurance ceded.

	Quarter Ended September 30
	2015	% Change	2014	% Change
New individual life premiums	$3,552	10%	$3,240	14%
Renewal premiums	16,774	3%	16,324	4%
Total premiums	20,326	4%	19,564	6%
Reinsurance ceded	(334)	(13)%	(382)	(10)%
Net premiums	$19,992	4%	$19,182	6%

	Nine Months Ended September 30
	2015	% Change	2014	% Change
New individual life premiums	$10,474	11%	$9,465	2%
Renewal premiums	49,723	3%	48,263	4%
Total premiums	60,197	4%	57,728	4%
Reinsurance ceded	(955)	(21)%	(1,208)	(11)%
Net premiums	$59,242	5%	$56,520	4%
Total new premiums increased $0.3 million or 10% in the third quarter of 2015, while total renewal premiums increased $0.5 million or 3% compared to the same period one year earlier. Total new premiums increased $1.0 million or 11% in the first nine months of 2015, while total renewal premiums increased $1.5 million or 3%. This segment continues to have favorable experience with its renewal premiums, which are largely the result of growth in new sales in prior periods and favorable retention of business.
Net investment income decreased $0.1 million or 2% in the third quarter and decreased $0.3 million or 3% in the first nine months of 2015 versus the same periods in the prior year. These decreases were largely due to lower overall yields earned and available on certain investments. In addition, net realized investment gains decreased less than $0.1 million in the third quarter and decreased $0.2 million in first nine months of 2015 versus the same periods in 2014.
Policyholder benefits increased $0.6 million in the third quarter and $3.7 million in the first nine months versus the same periods in the prior year. These increases were largely due to an increase in reserves of $1.1 million in the third quarter and $1.7 million in the first nine months of 2015 compared with the same periods one year earlier, in part due to growth in sales and business retention.
The amortization of DAC decreased $0.7 million or 17% in the third quarter and $1.6 million or 13% in the first nine months of 2015 compared with the same periods one year earlier. These decreases were largely due to changes in expense assumptions on new business.
Operating expenses increased $0.5 million during the third quarter and $0.2 million in the first nine months of 2015 compared with the same periods one year earlier. The increase in the third quarter was primarily the result of increases in agent meeting costs and salary and employee benefit costs.

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
The fair value of fixed maturity and equity securities with unrealized losses was $451.5 million at September 30, 2015, compared with $297.3 million at December 31, 2014. The increase primarily reflected the increase in market spreads during the first nine months of 2015, particularly among securities impacted by the recent reduced values of oil and other commodities. At September 30, 2015, 94% of security investments with an unrealized loss were investment grade and accounted for 85% of the total unrealized losses. At December 31, 2014, 94% of securities with an unrealized loss were investment grade and accounted for 82% of the total unrealized losses. At September 30, 2015, the Company had gross unrealized losses on fixed maturity and equity securities of $19.9 million that were offset by $158.8 million in gross unrealized gains. At December 31, 2014, the Company had $11.8 million in gross unrealized losses on fixed maturity and equity securities, offset by $186.4 million in gross unrealized gains. At September 30, 2015, 83% of the fixed maturity and equity securities portfolio had unrealized gains, a decrease from 89% at December 31, 2014. The decrease in unrealized gains at September 30, 2015 largely reflects an overall increase in market spreads during the first nine months of 2015. Gross unrealized losses on fixed maturity and equity securities for less than 12 months accounted for $11.7 million or 59% of total unrealized losses and 78% of the value of the securities in a gross unrealized loss position at September 30, 2015. Gross unrealized losses on fixed maturity and equity security investments of 12 months or longer decreased from $8.9 million at December 31, 2014 to $8.2 million at September 30, 2015.

The following table summarizes the Company’s investments in fixed maturity and equity securities available for sale with unrealized losses at September 30, 2015 and should be considered in conjunction with information in Note 4.

	Amortized Cost	Fair Value	Gross Unrealized Losses
Securities owned without realized impairment:
Unrealized losses of 10% or less	$429,069	$415,866	$13,203
Unrealized losses of 20% or less and greater than 10%	20,973	18,275	2,698
Subtotal	450,042	434,141	15,901
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	7,051	5,266	1,785
Twelve months or greater	908	594	314
Total investment grade	7,959	5,860	2,099
Below investment grade:
Less than twelve months	5,274	3,476	1,798
Twelve months or greater	—	—	—
Total below investment grade	5,274	3,476	1,798
Unrealized losses greater than 20%	13,233	9,336	3,897
Subtotal	463,275	443,477	19,798

Securities owned with realized impairment:
Unrealized losses of 10% or less	7,997	7,938	59
Unrealized losses of 20% or less and greater than 10%	—	—	—
Subtotal	7,997	7,938	59
Unrealized losses greater than 20%:
Investment grade:
Less than twelve months	110	58	52
Twelve months or greater	—	—	—
Total investment grade	110	58	52
Below investment grade:
Less than twelve months	—	—	—
Twelve months or greater	—	—	—
Total below investment grade	—	—	—
Unrealized losses greater than 20%	110	58	52
Subtotal	8,107	7,996	111
Total	$471,382	$451,473	$19,909

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
The three categories of investments with the largest amount of unrealized losses at September 30, 2015 were from the industrial sector, the energy sector, and other securities. The unrealized losses in the industrial and energy sectors primarily relate to changes in interest rates and market spreads subsequent to purchase. The other securities category is largely composed of asset-backed securities. The Company performs present value calculations of future cash flow projections for many of the asset-backed securities to evaluate the potential for other-than-temporary impairment. The Company continues to monitor these investments as described in Note 4. Please refer to that note for further information.

The following table provides information on fixed maturity securities with gross unrealized losses by actual or equivalent Standard & Poor’s rating at September 30, 2015.

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$9,872	2%	$125	1%
AA	62,534	14%	2,205	10%
A	129,666	29%	2,769	14%
BBB	214,393	49%	11,737	60%
Total investment grade	416,465	94%	16,836	85%
BB	17,519	4%	2,755	14%
B and below	9,503	2%	115	1%
Total below investment grade	27,022	6%	2,870	15%
	$443,487	100%	$19,706	100%

	Fair Value	% of Total	Gross Unrealized Losses	% of Total
AAA	$7,953	3%	$47	—%
AA	37,702	13%	1,670	15%
A	91,299	32%	2,840	26%
BBB	132,230	46%	4,580	41%
Total investment grade	269,184	94%	9,137	82%
BB	13,969	5%	1,031	9%
B and below	2,657	1%	1,029	9%
Total below investment grade	16,626	6%	2,060	18%
	$285,810	100%	$11,197	100%
The Company’s residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities that were rated below investment grade were 41% of the total at September 30, 2015 and 40% of the total at December 31, 2014.
The Company does not consider these unrealized losses to be credit-related. The unrealized losses at September 30, 2015 primarily relate to changes in interest rates and market spreads subsequent to purchase. A substantial portion of investment securities that have unrealized losses are either corporate debt issued with investment grade credit ratings or other investment securities. Other investment securities include residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The discounted future cash flow calculation typically becomes the primary determinant of whether any portion and to what extent an unrealized loss is due to credit on loan-backed and similar asset-backed securities with significant indications of potential other-than-temporary impairment. Such indications typically include below investment grade ratings and significant unrealized losses for an extended period of time, among other factors. The Company identified 21 and 22 non-U.S. agency mortgage-backed securities that were determined to have such indications at September 30, 2015 and December 31, 2014, respectively. A discounted future cash flow analysis was performed for each of these securities to determine if any portion of the impairment was due to credit and deemed to be other-than-temporary. This amount is recognized as a realized loss in the Company's Consolidated Statements of Comprehensive Income and the carrying value of the security is written down by the same amount. The portion of an impairment that is determined not to be due to credit is recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The discount rate used in calculating the present value of future cash flows was the investment yield at the time of purchase for each security. The initial default rates were assumed to remain constant or grade down over time, reflecting the Company's estimate of stabilized collateral performance in the future for such securities.

The following tables present the range of significant assumptions used in projecting the future cash flows of the Company's residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. The Company believes that the assumptions below are reasonable and they are based largely upon the actual historical results of the underlying security collateral.

	September 30, 2015
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.6%	35%	73%	10.0%	16.0%
2005	3.5%	10.6%	35%	71%	6.0%	20.0%
2006	8.8%	8.8%	85%	85%	8.0%	8.0%
2007	10.4%	10.4%	62%	62%	10.0%	10.0%

	December 31, 2014
	Initial Default Rate		Initial Severity Rate		Prepayment Speed
Vintage	Low	High	Low	High	Low	High
2003	0.8%	1.0%	30%	35%	12.0%	16.0%
2004	0.8%	7.0%	35%	65%	8.0%	18.0%
2005	4.8%	12.6%	35%	71%	6.0%	18.0%
2006	5.7%	8.4%	35%	85%	8.0%	16.0%
2007	11.0%	11.0%	59%	59%	8.0%	8.0%
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
The Company closely monitors its investments in securities classified as subprime. Less than 1% of the Company's total investments were in these types of investments at September 30, 2015 and December 31, 2014.
The Company also monitors structured securities through a combination of an analysis of vintage, credit ratings, and other factors. Structured securities include asset-backed, residential mortgage-backed securities, along with collateralized debt obligations, and other collateralized obligations.

The following tables divide these investment types among vintage and credit ratings.

	September 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment Grade:
Vintage 2003 and earlier	$4,563	$4,400	$163
2004	5,645	5,402	243
2005	2,841	2,830	11
Total investment grade	13,049	12,632	417
Below Investment Grade:
Vintage 2003 and earlier	2,248	2,150	98
2004	24,179	23,109	1,070
2005	44,679	42,812	1,867
2006	1,971	947	1,024
2007	2,994	2,798	196
Total below investment grade	76,071	71,816	4,255
Other structured securities:
Investment grade	60,005	59,749	256
Below investment grade	14,716	15,666	(950)
Total other	74,721	75,415	(694)
Total structured securities	$163,841	$159,863	$3,978
1 This table accounts for all vintages owned by the Company.

	December 31, 2014
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
Residential & non-agency MBS: [1]
Investment grade:
Vintage 2003 and earlier	$8,249	$7,910	$339
2004	6,459	6,177	282
Total investment grade	14,708	14,087	621
Below investment grade:
2004	29,647	28,080	1,567
2005	55,806	53,741	2,065
2006	3,528	2,406	1,122
2007	3,386	3,164	222
Total below investment grade	92,367	87,391	4,976
Other structured securities:
Investment grade	57,672	57,658	14
Below investment grade	14,728	16,073	(1,345)
Total other	72,400	73,731	(1,331)
Total structured securities	$179,475	$175,209	$4,266
1 This table accounts for all vintages owned by the Company.

Total net unrealized gains on investments in non-U.S. Agency structured securities totaled $4.0 million at September 30, 2015, compared to a net unrealized gain of $4.3 million at December 31, 2014. Total net unrealized gains on these securities as a percent of total amortized cost totaled 2% at September 30, 2015.
The Company has written down certain investments in previous periods. Fixed maturity securities written down and continuing to be owned at September 30, 2015 had a fair value of $86.6 million with net unrealized gains of $4.9 million, which compares to the December 31, 2014 fair value of $105.3 million and net unrealized gains of $4.8 million. The identification of additional information or further deteriorations could result in additional impairments in future periods.
The Company evaluated the current status of all investments previously written down to determine whether the Company continues to believe that these investments were still credit-impaired to the extent previously recorded. The Company's evaluation process is similar to its impairment evaluation process. If evidence exists that the Company believes that it will receive its contractual cash flows from securities previously written down, the accretion of income is adjusted. The Company did not change its evaluation of any investments under this process during the first nine months of 2015 or 2014.
The Company maintains a diversified investment portfolio, including 4% of its investment portfolio in municipal bond securities and 8% in bond securities from foreign issuers at September 30, 2015. Approximately 60% of the Company's foreign securities were from issuers in Canada, Australia, and Great Britain at September 30, 2015. The Company has no holdings in European sovereign debt and all of these investments are denominated in U.S. dollars. The fair value of the Company's securities from foreign issuers at September 30, 2015 was $267.4 million with a net unrealized gain of $2.4 million. This compares to a fair value of $266.6 million with a net unrealized gain of $9.3 million at December 31, 2014.
The Company did not have any material direct exposure to financial guarantors at September 30, 2015 or December 31, 2014. The Company's indirect exposure to financial guarantors totaled $24.1 million, which was less than 1% of the Company's investment assets at September 30, 2015. The unrealized gain on these investments totaled $2.8 million at September 30, 2015. The Company's indirect exposure to financial guarantors at December 31, 2014 totaled $24.8 million, which was 1% of the Company's total investments. Total net unrealized gains on these investments totaled $2.9 million at December 31, 2014.
The Company’s investment portfolio also includes mortgage loans, real estate, policy loans, and short-term investments. Mortgage loans comprised 16% of total investments at September 30, 2015 and 15% at December 31, 2014. Real estate investments were 5% of total investments at both September 30, 2015 and December 31, 2014. Policy loans and short-term investments comprised 3% of total invested assets at both September 30, 2015 and December 31, 2014.
Investments in mortgage loans totaled $569.0 million at September 30, 2015 and $541.2 million at December 31, 2014. The Company's mortgage loans are mostly secured by commercial real estate and are stated at the outstanding principal balance, adjusted for amortization of premium and accrual of discount, less an allowance for loan losses. This allowance is maintained at a level believed by management to be adequate to absorb estimated credit losses and was $2.0 million at September 30, 2015 and $1.9 million at December 31, 2014. The Company evaluates the macro-environmental risk on an ongoing basis using multiple considerations. For additional information on the Company’s mortgage loan portfolio, please see Note 4.
Investments in real estate totaled $163.0 million at September 30, 2015 and $181.1 million at December 31, 2014. In the third quarter of 2015, the Company sold a developed property that resulted in a realized gain of $4.2 million before applicable income taxes.

Liquidity and Capital Resources
Liquidity
Statements made in the Company's 2014 Form 10-K, as amended, remain pertinent, as the Company's liquidity position is materially unchanged from year-end 2014.
Net cash provided by operating activities was $10.0 million for the nine months ended September 30, 2015. The primary sources of cash from operating activities in the first nine months of 2015 were premium receipts and net investment income. The primary uses of cash from operating activities in the first nine months of 2015 were for the payment of policyholder benefits and operating expenses. Net cash used in investing activities was $1.5 million, driven mainly by purchases of investments totaling $311.3 million. The purchases were mostly offset by sales, maturities, calls, and principal paydowns of investments totaling $294.2 million and net sales of short-term investments of $16.0 million. Net cash used in financing activities was $9.8 million, primarily due to a net change in treasury stock of $9.9 million, the payment of stockholder dividends of $8.7 million, and withdrawals net of deposits on policyholder accounts totaling $2.1 million. Partially offsetting these were net transfers from separate accounts of $7.3 million and a change in other deposits of $3.5 million.
Debt and Short-Term Borrowing
The Company and certain subsidiaries have access to borrowing capacity through their membership affiliation with the FHLB. At September 30, 2015 and December 31, 2014, there were no outstanding balances with the FHLB. The Company has access to unsecured revolving lines of credit of $70.0 million with two major commercial banks with no balances outstanding. These lines of credit will mature in June of 2016. The Company anticipates renewing these lines of credit as they come due.
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
The following table shows the capital adequacy for the Company.

	September 30	December 31
	2015	2014
Total assets, excluding separate accounts	$4,138,436	$4,165,366
Total stockholders' equity	729,840	742,759
Ratio of stockholders' equity to assets, excluding separate accounts	18%	18%
The ratio of equity to assets less separate accounts was 18% at both September 30, 2015 and December 31, 2014. Stockholders' equity decreased $12.9 million from year-end 2014. The decrease in the nine months was largely due to other comprehensive loss, primarily resulting from a decrease in net unrealized gains on securities. This was partially offset by an increase in retained earnings due to net income.
The stock repurchase program was extended by the Board of Directors through January 2016 to permit the purchase of up to one million of the Company's shares on the open market. During the first nine months of 2015, the Company purchased 215,548 shares under the stock repurchase program, which contributed to reduced total stockholders' equity in the amount of $9.8 million. During the first nine months of 2014, the Company purchased 78,908 shares under the stock repurchase program, which contributed to reduced total stockholders' equity in the amount of $3.6 million. During the third quarter of 2015, the Company announced that it has suspended repurchasing shares on the open market until completion, withdrawal, or termination of the proposed reverse/forward stock split transaction, which was announced during the third quarter.
During the nine months ended September 30, 2015, the Company purchased 418 shares and sold 400 shares of treasury stock from the Company's employee stock ownership plan for a net increase in treasury stock of less than $0.1 million. The employee stock ownership plan held 23,045 shares of the Company's stock at September 30, 2015. During the third quarter of 2015, the Company announced the termination of its employee stock ownership plan.  The final valuation date for the assets held by the plan was September 30, 2015, and distribution of the plan’s assets occurred early in the fourth quarter of 2015.  As part of the termination of the employee stock ownership plan, the Company repurchased 14,670 of the plan’s 23,045 shares during the fourth quarter of 2015 to satisfy those participants who requested cash distributions from the plan.  The remaining shares were distributed to plan participants.

On October 26, 2015, the Board of Directors declared a quarterly dividend of $0.27 per share, unchanged from the prior year. The dividend will be paid November 11, 2015 to stockholders of record as of November 5, 2015. Total stockholder dividends paid were $8.7 million and $8.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
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

Period	Total Number of Shares Purchased Open Market/Benefit Plans		Average Purchase Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

1/1/15 - 1/31/15	9,119	[1]	$47.77	9,119	990,881
	353	[2]	48.03

2/1/15 - 2/28/15	—	[1]	—	—	990,881
	—	[2]	—

3/1/15 - 3/31/15	35,848	[1]	46.07	35,848	955,033
	—	[2]	—

4/1/15 - 4/30/15	47,977	[1]	45.96	47,977	907,056
	—	[2]	—

5/1/15 - 5/31/15	46,565	[1]	44.63	46,565	860,491
	—	[2]	—

6/1/15 - 6/30/15	50,872	[1]	45.38	50,872	809,619
	—	[2]	—

7/1/15- 7/31/15	25,167	[1]	45.82	25,167	784,452
	65	[2]	45.71

8/1/15 - 8/31/15	—	[1]	—	—	784,452
	—	[2]	—

9/1/15 - 9/30/15	—	[1]	—	—	784,452
	—	[2]	—

Total	215,966			215,548
1 On January 26, 2015, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock through January 25, 2016.
2 Included in this column are the total shares purchased from the employee stock ownership (ESOP) plan sponsored by the Company during the consecutive months of January through September 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

3520 Broadway, Kansas City, MO 64111	Contact:	Tracy W. Knapp, Chief Financial Officer, (816) 753-7299, Ext. 8216
For Immediate Release: October 27, 2015 press release reporting financial results for the third quarter of 2015.
Kansas City Life Announces Third Quarter 2015 Results
Kansas City Life Insurance Company recorded net income of $5.4 million or $0.52 per share in the third quarter of 2015, a decrease of $2.5 million or $0.21 per share relative to the same quarter in the prior year. The decline in earnings for the quarter was primarily due to increased policyholder benefits, including increased death benefits. Net income totaled $23.1 million or $2.16 per share in the first nine months of 2015, an increase of $0.9 million or $0.13 per share relative to the same period one year earlier. The results for both periods reflected reductions in amortization of deferred acquisition costs, interest credited to policyholder account balances, and operating expenses. In addition, net realized investment gains increased in both periods, primarily resulting from a gain on the sale of real estate during the third quarter of 2015. Partially offsetting these favorable factors in both periods were decreases in insurance revenues, primarily from reduced contract charges and lower premiums from annuity and accident and health products, and decreases in net investment income. The decline in net investment income reflects the continuing low interest rate environment.
On October 26, 2015, the Kansas City Life Board of Directors declared a quarterly dividend of $0.27 per share that will be paid on November 11, 2015 to stockholders of record on November 5, 2015.
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
Kansas City Life Insurance Company
Condensed Consolidated Income Statement
(amounts in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Revenues	$112,261	$115,663	$331,939	$347,314

Net income	$5,435	$7,960	$23,112	$22,257

Net income per share, basic and diluted	$0.52	$0.73	$2.16	$2.03

Dividends paid	$0.27	$0.27	$0.81	$0.81

Average number of shares outstanding	10,615,142	10,941,544	10,711,102	10,957,546

Item 6. Exhibits
(a)Exhibits

Exhibit Number:

31(a)	Section 302 Certification.

31(b)	Section 302 Certification.

32(a)	Section 1350 Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 27, 2015